Form 10-Q
period 2006-07-01
TransDigm Group INC
filed 2006-08-15
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2006.

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

(216) 706-2939

(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one).

LARGE ACCELERATED FILER  ☐    ACCELERATED FILER  ☐    NON-ACCELERATED FILER  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 44,613,540 as of August 1, 2006.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	July 1, 2006	September 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,091	$104,221
Trade accounts receivable - Net	64,084	63,554
Income taxes receivable	22,642	—
Inventories	87,920	76,077
Deferred income taxes	13,752	12,746
Prepaid expenses and other	2,597	1,748

Total current assets	213,086	258,346

PROPERTY, PLANT AND EQUIPMENT - Net	63,833	63,624
GOODWILL	878,155	855,684
TRADEMARKS AND TRADENAMES	125,497	125,497
OTHER INTANGIBLE ASSETS - Net	99,790	104,454
DEBT ISSUE COSTS - Net	14,332	19,340
OTHER	831	803

TOTAL ASSETS	$1,395,524	$1,427,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$330	$2,943
Accounts payable	18,972	16,419
Accrued liabilities	17,909	120,425

Total current liabilities	37,211	139,787

LONG-TERM DEBT - Less current portion	925,000	886,903
DEFERRED INCOME TAXES	81,623	64,950
OTHER NON-CURRENT LIABILITIES	4,935	3,001

Total liabilities	1,048,769	1,094,641

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 44,599,540 and 44,201,628 at July 1, 2006 and September 30, 2005, respectively	446	442
Additional paid-in capital	294,811	290,451
Retained earnings	52,445	42,550
Accumulated other comprehensive loss	(947)	(336)

Total stockholders’ equity	346,755	333,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,395,524	$1,427,748

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JULY 1, 2006 AND JULY 2, 2005

(Amounts in thousands, except per share data)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
NET SALES	$110,856	$97,627	$319,272	$269,289

COST OF SALES	53,749	49,735	156,445	136,866

GROSS PROFIT	57,107	47,892	162,827	132,423

OPERATING EXPENSES:
Selling and administrative	11,543	10,098	37,059	27,841
Amortization of intangibles	1,415	2,125	4,681	5,836
Refinancing costs	48,456	—	48,456	—

Total operating expenses	61,414	12,223	90,196	33,677

INCOME / (LOSS) FROM OPERATIONS	(4,307)	35,669	72,631	98,746

INTEREST EXPENSE - Net	19,505	20,207	58,686	59,228

INCOME / (LOSS) BEFORE INCOME TAXES	(23,812)	15,462	13,945	39,518

INCOME TAX PROVISION / (BENEFIT)	(10,449)	5,933	4,050	14,858

NET INCOME / (LOSS)	$(13,363)	$9,529	$9,895	$24,660

Net earnings per share:
Basic earnings / (loss) per share	$(0.30)	$0.22	$0.22	$0.56
Diluted earnings / (loss) per share	$(0.30)	$0.21	$0.21	$0.53

Weighted-Average Shares Outstanding:
Basic	44,578	44,202	44,344	44,202
Diluted	44,578	46,440	47,285	46,408

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 1, 2006

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
BALANCE, OCTOBER 1, 2005	44,201,628	$442	$290,451	$42,550	$(336)	$333,107

Compensation expense recognized for employee stock options	—	—	1,446	—	—	1,446
Income tax benefit from exercise of stock options	—	—	1,820	—	—	1,820

Exercise of employee stock options	395,542	4	1,089	—	—	1,093
Restricted stock amortization	2,370	—	5	—	—	5

Comprehensive income -
Net income	—	—	—	9,895	—	9,895
Interest rate swap	—	—	—	—	(617)	(617)
Other comprehensive income	—	—	—	—	6	6

Comprehensive income						9,284

BALANCE, JULY 1, 2006	44,599,540	$446	$294,811	$52,445	$(947)	$346,755

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	July 1, 2006	July 2, 2005
OPERATING ACTIVITIES:
Net income	$9,895	$24,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,281	6,667
Amortization of intangibles	4,681	5,836
Amortization/write-off of debt issue costs	26,130	2,858
Noncash stock option and deferred compensation costs	1,446	520
Premium paid to redeem 8 3/8% senior subordinated notes	25,611	—
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Accounts receivable	995	(8,932)
Inventories	(9,217)	(3,090)
Other assets	(10,128)	1,196
Accounts payable	2,001	2,129
Accrued and other liabilities	(10,834)	3,410
Deferred compensation liability	(28,447)	4,337
Interest on unsecured promissory notes	(59,206)	21,380

Net cash (used in) provided by operating activities	(39,792)	60,971

INVESTING ACTIVITIES:
Capital expenditures	(5,567)	(5,520)
Acquisitions of businesses	(27,157)	(63,082)
Purchase of marketable securities	—	(65,320)
Sales and maturity of marketable securities	—	68,355

Net cash used in investing activities	(32,724)	(65,567)

FINANCING ACTIVITIES:
Proceeds from 7 3/4% senior subordinated notes - net of fees	269,381	—
Proceeds from new senior secured credit facilities - net of fees	641,287	—
Repayment of amounts borrowed under the former credit facility	(289,849)	(2,206)
Repayment of 8 3/8% senior subordinated notes	(425,281)	—
Repayment of TD Group loan facility	(200,000)	—
Payoff of unsecured promissory notes	(199,997)	—
Proceeds from TD Group loan facility, net of fees	193,752	—
Payment of license obligation	—	(1,500)
Proceeds from exercise of stock options	1,093	—

Net cash used in financing activities	(9,614)	(3,706)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(82,130)	(8,302)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,221	48,498

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,091	$40,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$124,995	$27,608

Cash paid during the period for income taxes	$12,741	$15,556

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED JULY 1, 2006 AND JULY 2, 2005

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—On January 19, 2006 TD Holding Corporation changed its legal name to TransDigm Group Incorporated (“TD Group”). This change was effected to ensure that investors recognize that TD Group is the ultimate owner of the TransDigm group of operating companies, as the TransDigm name is recognized in the industry in which TD Group’s subsidiaries operate. TD Group, through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc., which includes the AeroControlex and Adel Wiggins Groups, along with its wholly-owned operating subsidiaries, MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace Inc., Avionic Instruments, Inc., Skurka Aerospace Inc., and Sweeney Engineering Corp. (collectively, with TD Group, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, gear pumps, mechanical/electromechanical actuators and controls, NiCad batteries/chargers, power conditioning devices, hold open rods and locking devices, engineered connectors, engineered latches, cockpit security devices, lavatory hardware and components, specialized AC/DC electric motors and specialized valving.

TransDigm Holding Company (“TransDigm Holdings”) was a wholly-owned subsidiary of TD Group and merged into TransDigm Inc. on June 26, 2006.

TD Group was incorporated on July 8, 2003 by outside investors to acquire control of TransDigm Holdings through the Merger described below and had no operations prior to the Merger. TD Group has no material assets or operations other than its 100% ownership of TransDigm Inc.

Initial Public Offering—On March 20, 2006, TD Group completed an initial public offering (“IPO”) of its common stock (see Note 12). As a result of the IPO, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG”.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2005 included in its prospectus dated March 14, 2006. The September 30, 2005 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the thirteen and thirty-nine week periods ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

3.	NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods after December 15, 2006. The Company is currently analyzing the expected impact of adoption of FIN 48 on its financial statements.

During December 2004, the FASB issued Statement No. 123 (R), Share Based Payment (“SFAS 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement effective October 1, 2006. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

4.	ACQUISITIONS

Sweeney – On June 12, 2006, TransDigm Inc. acquired all of the outstanding capital stock of Sweeney Engineering Corp. (“Sweeney”) for $25.9 million in cash, subject to adjustment based on the level of working capital as of the closing of the acquisition. Sweeney designs and manufactures specialized aerospace valving used primarily in fuel, environmental control, and de-icing applications. The products are used on defense and commercial aircraft applications. Sweeney’s product characteristics and market position fit well with TransDigm’s overall direction. The acquired business will be consolidated into AeroControlex’s existing business in Painesville, Ohio. The Company expects that the $21.4 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Motor Product Line— On June 30, 2005, TransDigm Inc., through its wholly-owned Skurka Aerospace Inc. subsidiary, acquired an aerospace motor product line from Eaton Corporation for $9.6 million in cash. The Eaton business has been a long-time supplier of aerospace motors and related products. The motor products are used on a range of commercial aircraft, as well as military programs. The product line’s proprietary products, market position, and aftermarket content fit well with TransDigm’s overall direction. The acquired business was consolidated into Skurka’s existing aerospace motor business in Camarillo, California. The Company expects that the $4.8 million of goodwill recognized for the acquisition will be deductible for income tax purposes.

Fluid Regulators— On January 28, 2005, TransDigm Inc. acquired all of the outstanding capital stock of Fluid Regulators Corporation, a wholly-owned subsidiary of Esterline Technologies Corporation, for $23.5 million in cash, net of a purchase price adjustment of $0.5 million received in April 2005. Fluid Regulators designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial and regional aircraft as well as many corporate and military aircraft. Fluid Regulator’s product characteristics and market position fit well with TransDigm’s overall direction. Fluid Regulators was merged into TransDigm Inc. on September 30, 2005. The Company expects that the $15.7 million in goodwill recognized in accounting for the acquisition will not be deductible for income tax purposes.

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

The Company accounted for the acquisitions of Sweeney, Skurka, Fluid Regulators and the motor product line (collectively, the “Acquisitions”) as purchases and included the results of operations of the Acquisitions in its consolidated financial statements for the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of Sweeney; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Proforma net sales and results of operations for the Acquisitions, had the Acquisitions occurred at the beginning of the thirteen and thirty-nine week periods ended July 1, 2006, are not significant and, accordingly, are not provided.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	July 1, 2006	September 30, 2005
Work-in-progress and finished goods	$47,580	$40,234
Raw materials and purchased component parts	47,496	42,581

Total	95,076	82,815
Reserve for excess and obsolete inventory	(7,156)	(6,738)

Inventories - net	$87,920	$76,077

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	July 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$90,786	$11,621	$79,165
License agreement	9,373	1,547	7,826
Trade secrets	11,772	1,560	10,212
Patented technology	1,515	529	986
Order backlog	9,245	9,243	2
Other	1,827	228	1,599

Total	$124,518	$24,728	$99,790

	September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$90,786	$8,488	$82,298
License agreement	9,373	1,150	8,223
Trade secrets	11,772	1,159	10,613
Patented technology	1,498	387	1,111
Order backlog	9,245	8,807	438
Other	1,827	56	1,771

Total	$124,501	$20,047	$104,454

The total carrying amount of identifiable intangible assets not subject to amortization consists of $125.5 million of trademarks and trade names at both July 1, 2006 and September 30, 2005.

The aggregate amortization expense on identifiable intangible assets for the thirteen and thirty-nine weeks ended July 1, 2006 and July 2, 2005 was approximately $1.4 million, $4.7 million, $2.1 million, and $5.8 million, respectively. The estimated amortization expense for fiscal 2006 is $6.1 million and for each of the five succeeding years 2007 through 2011 is $5.7 million, $5.7 million, $5.5 million, $5.5 million and $5.5 million, respectively.

The following is a summary of the changes in the carrying value of goodwill from September 30, 2005 through July 1, 2006 (in thousands):

Balance, September 30, 2005	$855,684
Additional goodwill recognized in accounting for acquisitions	22,471

Balance, July 1, 2006	$878,155

7.	PRODUCT WARRANTY

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

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirty-Nine Weeks Ended
	July 1, 2006	July 2, 2005
Liability balance at beginning of period	$2,789	$2,829
Accruals for warranties issued	1,055	982
Warranty costs incurred	(1,439)	(1,151)
Acquisitions	—	435

Liability balance at end of period	$2,405	$3,095

8.	DEBT

On June 23, 2006 TransDigm completed a refinancing of its entire debt structure. The Company’s results of operations for the period ended July 1, 2006 include a one-time charge of $48.5 million which consisted of the premium paid to redeem the 8 3/8% Senior Subordinated Notes of $25.6 million and the write-off of debt issue costs associated with the former senior credit facility, the 8 3/8% Senior Subordinated Notes and the TD Group Loan Facility (as defined below) of $22.9 million.

A summary of the Company’s long-term debt at July 1, 2006 and September 30, 2005 consisted of the following (in thousands):

	July 1, 2006	September 30, 2005
Term loans	$650,000	$289,849
7 3/4% Senior Subordinated Notes due 2014	275,000	—
8 3/8% Senior Subordinated Notes due 2011	330	400,000
12% Senior Unsecured Promissory Notes due 2008	—	199,997
TD Group Loan Facility	—	—

Total debt	925,330	889,846
Current maturities	(330)	(2,943)

Long-term portion	$925,000	$886,903

Revolving Credit Facility and Term Loans—In connection with the refinancing, all of TransDigm Inc.’s borrowings (term loans) under the former senior secured credit facility were repaid and a new senior secured credit facility was obtained. TransDigm Inc.’s new senior secured credit facility (“New Senior Secured Credit Facility”) totals $800 million, which consists of (1) a $150 million revolving credit line maturing in June 2012 and (2) a $650 million term loan facility maturing in June 2013. At July 1, 2006, the Company had $1.2 million letters of credit outstanding and $148.8 million of borrowings available under the New Senior Secured Credit Facility.

The interest rates per annum applicable to the loans under the New Senior Secured Credit Facility are equal to either an alternate base rate or an adjusted LIBO rate for one, two, three, or six-month (or to the extent available to each lender, nine or twelve month) interest periods chosen by TransDigm Inc. in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse First Boston’s prime rate or (2) 50 basis points over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan as adjusted for the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve. The applicable margin percentage is a percentage per annum equal to (1) 1.00% for alternate base rate term loans, (2) 2.00% for adjusted LIBO rate term loans, and (3) in the case of alternate base rate revolving loans and adjusted LIBO rate revolving loans, a percentage which varies based on the consolidated leverage ratio of TransDigm Inc. as of the relevant date of determination. The interest rate on the New Senior Secured Credit Facility at July 1, 2006 was 7.45%.

The New Senior Secured Credit Facility is subject to mandatory prepayments of term loans based on certain percentages of excess cash flows, as defined, commencing 90 days after the end of fiscal 2007, subject to exceptions. In addition, subject to exceptions (including in respect of reinvestment in productive assets), TransDigm Inc. will be required to offer to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain asset sales.

The New Senior Secured Credit Facility is guaranteed by TD Group and all of TransDigm Inc.’s current and future domestic restricted subsidiaries (other than immaterial subsidiaries), and is secured by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests, deposit accounts and certain other assets) of TransDigm Inc. and all of TransDigm Inc.’s existing and future domestic restricted subsidiaries (other than immaterial subsidiaries), and a first priority pledge of the capital stock of TransDigm Inc. and TransDigm Inc.’s subsidiaries (other than foreign subsidiaries) and 65% of the voting capital stock of TransDigm Inc.’s foreign subsidiaries.

The agreement also contains a number of restrictive covenants restricting or limiting the ability of TD Group, TransDigm Inc. and TransDigm Inc.’s direct and indirect restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase our capital stock or redeem or repurchase our subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us, incur liens, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with affiliates, create unrestricted subsidiaries, and engage in certain business activities. Such negative covenants are subject to certain exceptions. The negative covenants are substantially identical to the corresponding negative covenants of the 7 3/4% Senior Subordinated Notes. In addition, the New Senior Secured Credit Facility includes a financial maintenance covenant requiring that TransDigm comply, on a pro forma basis, with a consolidated secured debt ratio test. Such covenant, however, inures only to the benefit of the revolving lenders. TransDigm is in compliance with all of the covenants contained in the New Senior Secured Credit Facility.

Interest Rate Swap—In connection with the refinancing, the Company entered into an interest rate swap agreement with a financial institution to eliminate the variability of cash flows in interest payments on a portion of its new variable rate debt. The notional amount of the swap contract was $187 million, and will decrease to $170 million on September 23, 2007, and to $150 million on September 23, 2008. The Company’s interest rate swap effectively converts the variable rate interest on the notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

The interest rate swap qualifies as an effective cash flow hedge under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the fair value of the interest rate swap are recorded as other comprehensive income. The fair value of the interest rate swap as quoted by the financial institution, (the amount that the Company would pay to terminate the interest rate swap agreement) was $617,000 and is recorded in other-non current liabilities and other comprehensive income at July 1, 2006.

Senior Subordinated Notes—In connection with the refinancing, $399.7 million of TransDigm Inc.’s 8 3/8% Senior Subordinated Notes due July 15, 2011 were repaid, the remaining $0.3 million will be redeemed in August 2006 and $275 million of new 7 3/4% Senior Subordinated Notes due July 15, 2014 (the “Notes”) were issued. The Notes are unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the indenture governing the Notes. Interest under the Notes is payable semi-annually.

The Notes are redeemable by TransDigm after July 15, 2009, in whole or in part, at specified redemption prices, which decline from 105.813% to 100% over the remaining term of the Notes. Prior to July 15, 2009, TransDigm may redeem specified percentages of the Notes from the proceeds of equity offerings at a redemption price of 107.75%. If a change in control of the Company occurs, the holders of the Notes will have the right to demand that TransDigm redeem the Notes at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest. The Notes contain many of the same restrictive covenants included in the New Senior Secured Credit Facility. TransDigm is in compliance with all of the covenants contained in the Notes.

TD Group Loan Facility—On November 10, 2005, TD Group closed on a $200 million loan facility (the “TD Group Loan Facility”). TD Group used the net proceeds from the TD Group Loan Facility of approximately $193.8 million, together with substantially all of the proceeds received from a dividend payment from TransDigm Holdings to prepay the entire outstanding principal amount and all accrued and unpaid interest on its former 12% senior unsecured promissory notes totaling approximately $262.7 million (see Note 11). In connection with the refinancing, the entire $200 million TD Group Loan Facility was repaid.

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

The components of net periodic benefit cost are detailed below (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$23	$21	$69	$63
Interest cost	107	96	321	288
Expected return on plan assets	(65)	(67)	(195)	(201)
Net amortization and deferral	6	8	18	24

	$71	$58	$213	$174

Deferred Compensation Plans— Certain management personnel of the Company participated in one or both of two deferred compensation plans of TD Group that were established in connection with the Merger. On November 10, 2005 and December 16, 2005, the Board of Directors of TD Group approved the termination of these deferred compensation plans. TD Group adopted the TD Holding Corporation 2005 New Management Deferred Compensation Plan (the “New Management Deferred Compensation Plan”) in December 2005 in connection with certain new requirements under Section 409A of the Internal Revenue Code of 1986, as amended. The New Management Deferred Compensation Plan is for the benefit of certain management personnel of the Company who were granted new management options under the TD Group 2003 stock option plan. The New Management Deferred Compensation Plan provides that a participant’s deferred compensation account is fully distributable upon the earlier of: December 31, 2008 or a Change in Control (as defined in the plan). On December 16, 2005, TD Group’s Board of Directors approved contributions of $6.2 million, in the aggregate, to participant account balances under the New Management Deferred Compensation Plan. The cost of the plans totaled $0.6 million, $(2.0) million, $1.5 million and $4.3 million for the thirteen and thirty-nine week periods ended July 1, 2006 and July 2, 2005, respectively. The amount recognized during the thirty-nine week period ended July 1, 2006 includes a reversal of previously recorded charges of $3.8 million resulting from the termination of the two deferred compensation plans of TD Group discussed above. The obligations under the New Management Deferred Compensation Plan represent obligations of TD Group and are not guaranteed by TransDigm Inc. or any of its subsidiaries.

10.	INCOME TAXES

At the end of each reporting period, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. The Company recorded an income tax benefit of $10.4 million in the thirteen week period ended July 1, 2006 compared to an income tax provision of $5.9 million in the prior year period. The effective tax rate for the thirteen week period ended July 1, 2006 was 43.9% compared to 38.4% for the comparable period in the prior year. The higher effective tax rate on the operating loss was primarily due to the adoption of a change in Texas tax law enacted in May 2006 resulting in a cumulative write-off of net deferred tax liabilities and a corresponding income tax benefit of $1.5 million, or 6.5% of the loss before income taxes, recorded in the quarter ended July 1, 2006.

The effective tax rate for the thirty-nine week period ended July 1, 2006 was 29.0% compared to 37.6% for the comparable period in the prior year. The Company recorded an income tax provision of $4.1 million in the thirty-nine week period ended July 1, 2006 compared to an income tax provision of $14.9 million in the prior year period. The lower effective tax rate on income before income taxes was primarily due to the adoption of a change in Texas tax law enacted in May 2006 resulting in a cumulative write-off of net deferred tax liabilities and a corresponding income tax benefit of $1.5 million, or 11.1% of the income before income taxes, recorded in the thirty-nine week period ended July 1, 2006. Partially offsetting the decrease from the change in Texas tax law was the change in the federal extraterritorial law which phases out the foreign sales deduction by 2007 and an increase in state and local tax expense as a percentage of income before income taxes.

11.	DIVIDEND AND BONUS PAYMENTS

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

12.	CAPITAL STOCK

Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock.

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

13.	EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Basic Earnings Per Share Computation:

Net income	$(13,363)	$9,529	$9,895	$24,660

Weighted-average shares outstanding	44,578	44,202	44,344	44,202

Basic earnings per share	$(0.30)	$0.22	$0.22	$0.56

Diluted Earnings Per Share Computation:

Net income	$(13,363)	$9,529	$9,895	$24,660

Weighted-average shares outstanding	44,578	44,202	44,344	44,202
Effect of dilutive options outstanding (1)	—	2,238	2,941	2,206

Total weighted-average shares outstanding	44,578	46,440	47,285	46,408

Diluted earnings per share	$(0.30)	$0.21	$0.21	$0.53

(1)	Stock options and restricted stock totaling 5.6 million and 0.1 million outstanding at July 1, 2006 were excluded from the diluted earnings per share computation for the thirteen and thirty-nine week periods ended July 1, 2006, respectively, due to the anti-dilutive effect of such options and restricted stock.

14.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% Senior Subordinated Notes are jointly and severally guaranteed, on a senior subordinated basis, by TransDigm Inc. and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of July 1, 2006 and September 30, 2005 and its statements of income and cash flows for the thirty-nine weeks ended July 1, 2006 and July 2, 2005.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 1, 2006

(Amounts in Thousands)

	TransDigm Group	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,664	$21,215	$(1,788)	$—	$22,091
Trade accounts receivable - Net	—	28,483	35,601	—	64,084
Income taxes receivable	—	22,642	—	—	22,642
Inventories	—	30,765	57,155	—	87,920
Deferred income taxes	—	13,752	—	—	13,752
Prepaid expenses and other	(1,724)	3,010	1,311	—	2,597

Total current assets	940	119,867	92,279	—	213,086

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	341,563	1,339,172	(19,665)	(1,661,070)	—

PROPERTY, PLANT AND EQUIPMENT—Net	—	25,886	37,947	—	63,833

GOODWILL	—	446,166	431,989	—	878,155

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS - Net	—	35,677	64,113	—	99,790

DEBT ISSUE COSTS - Net	—	14,332	—	—	14,332

OTHER	—	831	—	—	831

TOTAL ASSETS	$342,503	$2,034,928	$679,163	$(1,661,070)	$1,395,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$330	$—	$—	$330
Accounts payable	—	11,302	7,670	—	18,972
Accrued liabilities	65	10,566	7,278	—	17,909

Total current liabilities	65	22,198	14,948	—	37,211

LONG-TERM DEBT - Less current portion	—	925,000	—	—	925,000

DEFERRED INCOME TAXES	(5,606)	87,229	—	—	81,623
OTHER NON-CURRENT LIABILITIES	1,289	2,646	1,000	—	4,935

Total liabilities	(4,252)	1,037,073	15,948	—	1,048,769

STOCKHOLDERS’ EQUITY	346,755	997,855	663,215	(1,661,070)	346,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$342,503	$2,034,928	$679,163	$(1,661,070)	$1,395,524

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(Amounts in Thousands)

	TransDigm Group	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$106,082	$(1,861)	$—	$104,221
Trade accounts receivable - Net	—	26,447	37,107	—	63,554
Inventories	—	24,673	51,404	—	76,077
Deferred income taxes	95	12,651	—	—	12,746
Prepaid expenses and other	—	564	1,184	—	1,748

Total current assets	95	170,417	87,834	—	258,346
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	612,768	2,038,972	702,134	(3,353,874)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	24,844	38,780	—	63,624

GOODWILL	—	424,777	430,907	—	855,684

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS - Net	—	37,283	67,171	—	104,454

DEBT ISSUE COSTS - Net	—	19,340	—	—	19,340

OTHER	—	803	—	—	803

TOTAL ASSETS	$612,863	$2,769,433	$1,399,326	$(3,353,874)	$1,427,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$2,943	$—	$—	$2,943
Accounts payable	—	9,093	7,326	—	16,419
Accrued liabilities	88,540	23,812	8,073	—	120,425

Total current liabilities	88,540	35,848	15,399	—	139,787

LONG-TERM DEBT - Less current portion	199,997	686,906	—	—	886,903

DEFERRED INCOME TAXES	(8,781)	73,731	—	—	64,950

OTHER NON-CURRENT LIABILITIES	—	2,001	1,000	—	3,001

Total liabilities	279,756	798,486	16,399	—	1,094,641

STOCKHOLDERS’ EQUITY	333,107	1,970,947	1,382,927	(3,353,874)	333,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$612,863	$2,769,433	$1,399,326	$(3,353,874)	$1,427,748

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED JULY 1, 2006

(Amounts in Thousands)

	TransDigm Group	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$133,763	$185,509	$—	$319,272

COST OF SALES	—	59,543	96,902	—	156,445

GROSS PROFIT	—	74,220	88,607	—	162,827

OPERATING EXPENSES:
Selling and administrative	2,650	19,971	14,438	—	37,059
Amortization of intangibles	—	1,630	3,051	—	4,681
Refinancing costs	5,531	42,925	—	—	48,456

Total operating expenses	8,181	64,526	17,489	—	90,196

INCOME/(LOSS) FROM OPERATIONS	(8,181)	9,694	71,118	—	72,631
OTHER INCOME (EXPENSES):
Interest expense - net	(16,564)	(35,852)	(6,270)	—	(58,686)
Equity in income of subsidiaries	28,085	46,043	—	(74,128)	—

INCOME BEFORE INCOME TAXES	3,340	19,885	64,848	(74,128)	13,945

INCOME TAX PROVISION/(BENEFIT)	(6,555)	(8,200)	18,805	—	4,050

NET INCOME	$9,895	$28,085	$46,043	$(74,128)	$9,895

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 2005

(Amounts in Thousands)

	TransDigm Group	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$107,932	$161,357	$—	$269,289

COST OF SALES	—	48,656	88,210	—	136,866

GROSS PROFIT	—	59,276	73,147	—	132,423

OPERATING EXPENSES:
Selling and administrative	—	14,610	13,231	—	27,841
Amortization of intangibles	—	1,437	4,399	—	5,836

Total operating expenses	—	16,047	17,630	—	33,677

INCOME FROM OPERATIONS	—	43,229	55,517	—	98,746
OTHER INCOME (EXPENSES):
Interest expense - net	(21,379)	(41,425)	3,576	—	(59,228)
Equity in income of subsidiaries	37,926	37,287	—	(75,213)	—

INCOME BEFORE INCOME TAXES	16,547	39,091	59,093	(75,213)	39,518

INCOME TAX PROVISION/(BENEFIT)	(8,113)	1,165	21,806	—	14,858

NET INCOME	$24,660	$37,926	$37,287	$(75,213)	$24,660

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 1, 2006

(Amounts in Thousands)

	TransDigm Group	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$9,895	$28,085	$46,043	$(74,128)	$9,895
Adjustments to reconcile net income to net cash provided by operating activities	(106,552)	(20,333)	3,070	74,128	(49,687)

Net cash provided by (used in) operating activities	(96,657)	7,752	49,113	—	(39,792)

INVESTING ACTIVITIES
Capital expenditures	—	(2,100)	(3,467)	—	(5,567)
Acquisitions of businesses	—	(25,882)	(1,275)	—	(27,157)
Purchase of marketable securities	—	—	—	—	—
Sales and maturity of marketable securities	—	—	—	—	—

Net cash used in investing activities	—	(27,982)	(4,742)	—	(32,724)

FINANCING ACTIVITIES:
Changes in intercompany activities	298,228	(253,930)	(44,298)	—	—
Proceeds from 7 3/4% senior subordinated notes - net of fees		269,381			269,381
Proceeds from new senior secured credit facilities - net of fees		641,287			641,287
Repayment of amounts borrowed under the former credit facility	—	(289,849)	—	—	(289,849)
Repayment of 8 3/8% senior subordinated notes		(425,281)			(425,281)
Payment of license obligation	—	—	—	—	—
Repayment of TD Group loan facility	(200,000)	—	—	—	(200,000)
Proceeds from exercise of stock options	1,093	—	—	—	1,093
Payoff of unsecured promissory notes		(199,997)			(199,997)
Proceeds from TD Group loan facility - net of fees	—	193,752	—	—	193,752

Net cash provided by (used in) financing activities	99,321	(64,637)	(44,298)	—	(9,614)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,664	(84,867)	73	—	(82,130)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	106,082	(1,861)	—	104,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,664	$21,215	$(1,788)	$—	$22,091

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED JULY 2, 2005

(Amounts in Thousands)

	TransDigm Group	TransDigm	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$24,660	$37,926	$37,287	$(75,213)	$24,660
Adjustments to reconcile net income to net cash provided by operating activities	(24,660)	(15,124)	882	75,213	36,311

Net cash provided by operating activities	—	22,802	38,169	—	60,971

INVESTING ACTIVITIES
Purchase of marketable securities	—	(65,320)	—	—	(65,320)
Sales and maturity of marketable securities	—	68,355	—	—	68,355
Capital expenditures	—	(2,577)	(2,943)	—	(5,520)
Acquisition of businesses	—	(63,082)	—	—	(63,082)

Net cash used in investing activities	—	(62,624)	(2,943)	—	(65,567)

FINANCING ACTIVITIES:
Changes in intercompany activities	—	34,182	(34,182)	—	—
Payment of amounts borrowed under the former credit facility	—	(2,206)	—	—	(2,206)
Payment of license obligation	—	(1,500)	—	—	(1,500)

Net cash provided by (used in) financing activities	—	30,476	(34,182)	—	(3,706)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(9,346)	1,044	—	(8,302)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	50,148	(1,650)	—	48,498

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$40,802	$(606)	$—	$40,196

*    *    *    *    *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with TD Group’s consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. References in this section to the “Company” “TransDigm,” “we,” “us” or “our” are to TD Group, TransDigm Holdings, together with TransDigm Inc. and its subsidiaries. References to “TransDigm Holdings” are to TransDigm Holding Company, a wholly owned subsidiary of TD Group which holds all of the outstanding capital stock of TransDigm Inc. TransDigm Holdings merged into TransDigm Inc. on June 26, 2006.

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

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to:

•	The occurrence of future terrorist attacks.

•	Our business is sensitive to the number of flight hours that our customers’ planes spend aloft, the size and age of the worldwide aircraft fleet, and to our customers’ profitability. These items are, in turn, affected by general economic conditions.

•	Our sales to manufacturers of new large aircraft are cyclical, and a downturn in sales to these manufacturers may adversely effect us.

•	We rely heavily on certain customers for much of our sales.

•	We generally do not have guaranteed future sales of our products. Further, we enter into fixed price contracts with some of our customers, so we take the risk for cost overruns.

•	U.S. military spending is dependent upon the U.S. defense budget.

•	We are subject to certain unique business risks as a result of supplying equipment and services to the U.S. Government. In addition, government contracts contain unfavorable termination provisions and are subject to modification and audit.

•	Certain of our divisions and subsidiaries have been subject to a pricing review by the DOD Office of Inspector General.

•	Our business may be adversely affected if we would lose our government or industry approvals or if more stringent government regulations were enacted, or if industry oversight is increased.

•	Our substantial leverage could adversely affect our financial health.

•	The terms of the New Senior Secured Credit Facility and the Indenture governing the 7 3/4% Senior Subordinated Notes may restrict our current and future operations.

•	We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees would adversely affect our business.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We are subject to a number of environmental laws and regulations, and we could incur substantial costs as a result of violations under such environmental laws and regulations.

•	We intend to pursue future acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms or if we cannot effectively integrate acquired operations.

•	We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

•	We face significant competition.

•	We could be adversely affected if one of our components causes an aircraft to crash.

•	We do not intend to pay regular dividends.

•	Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

•	Future sales of our common stock in the public market could lower our share price.

•	Our principal stockholder and its affiliates will be able to influence matters requiring stockholder approval.

•	We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of New York Stock Exchange rules.

•	Our corporate documents and Delaware law contain provisions that could discourage, delay, or prevent a change in control.

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

For the third quarter of fiscal 2006, we generated net sales of $110.9 million and net loss of $13.4 million. EBITDA As Defined was $49.3 million, or 44.5% of net sales. Please see below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

Recent Developments

On June 23, 2006, TransDigm Inc. entered into a new senior secured credit facility (the “New Senior Secured Credit Facility”), which consists of a $650 million term loan facility and a $150 million revolving loan facility, which remains undrawn as of July 1, 2006. Also on June 23, 2006, TransDigm Inc. issued $275 million of new 7 3/4% Senior Subordinated Notes (the “7 3/4% Senior Subordinated Notes”). Upon the closing of the refinancing, the entire term loan facility together with the net proceeds from the 7 3/4% Senior Subordinated Notes and a portion of our existing cash balances, was drawn to fund (i) the repayment of the entire $288.4 million of principal amount outstanding under the former senior secured credit facility, (ii) the repayment of the entire $200 million of principal amount outstanding under the TD Group

Loan Facility, (iii) the purchase of substantially all of the $400 million of aggregate principal amount of our 8 3/8% Senior Subordinated Notes that were tendered in connection with our tender offer for such notes, (iv) the payment of accrued and unpaid interest on all such indebtedness, and (v) the payment of premiums and transaction expenses associated therewith.

On June 12, 2006, TransDigm Inc. acquired all of the outstanding capital stock of Sweeney Engineering Corp. (“Sweeney”) for $25.9 million in cash. Sweeney designs and manufactures specialized aerospace valving used primarily in fuel, environmental control, and de-icing applications. The products are used on defense and commercial aircraft applications. Sweeney’s product characteristics and market position fit well with TransDigm’s overall direction. The acquired business will be consolidated into AeroControlex’s existing business in Painesville, Ohio.

On May 1, 2006, TransDigm Inc., through its wholly-owned subsidiary, Skurka Aerospace Inc., acquired certain assets and certain liabilities of Electra-Motion, Inc. The Electra-Motion designs and manufactures specialized AC/DC motors for a broad range of aerospace applications. The Electra-Motion business content fits well into TransDigm’s overall direction. The acquired business will be consolidated into Skurka’s existing aerospace motor business in Camarillo, California.

On March 20, 2006, TD Group completed an initial public offering (“IPO”) of its common stock. As a result of the IPO, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG”.

On November 10, 2005, TD Group closed on the $200 million TD Group Loan Facility, which was later refinanced and repaid in full on June 23, 2006, as described in the first paragraph of this Recent Developments section. In connection with the closing of the TD Group Loan Facility, on November 10, 2005, TransDigm Inc. and TransDigm Holdings entered into an amendment to the Company’s former senior credit agreement. Among other things, the amendment authorized the payment of the cash dividends by TransDigm Inc. and TransDigm Holdings referred to in the immediately following paragraph.

In connection with the closing of the TD Group Loan Facility, TransDigm Inc. paid a cash dividend of approximately $98.0 million to TransDigm Holdings and made bonus payments of approximately $6.2 million to certain members of our management (which bonus payments were in addition to amounts paid to certain members of our management under our deferred compensation plans, as described below). TransDigm Holdings used all of the proceeds received by it from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group used the net proceeds received from the TD Group Loan Facility of approximately $193.8 million, together with substantially all of the proceeds received from the dividend payment from TransDigm Holdings, to:

•	prepay the entire outstanding principal amount and all accrued and unpaid interest on TD Group’s senior unsecured promissory notes issued in connection with the Merger, with all such payments totaling approximately $262.7 million;

•	make distributions to certain members of our management who participated in the Rollover Deferred Compensation Plan of their vested deferred compensation account balances (including a director who participated in the Rollover Deferred Compensation Plan as the former chief executive officer of TransDigm Inc. and TransDigm Holdings), with all such distributions totaling approximately $23.0 million; and

•	make distributions to certain members of our management and one of our directors who participated in the Management Deferred Compensation Plan of their vested and a portion of their unvested deferred compensation account balances, with all such distributions totaling approximately $3.0 million (with approximately $1.8 million of such distributions being attributable to vested deferred compensation account balances and approximately $1.2 million being attributable to unvested deferred compensation account balances).

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

Government Pricing Review

Certain parts sold by five of our divisions and subsidiaries to the Department of Defense through various buying agencies of the Defense Logistics Agency have been the subject of a pricing review by the Department of Defense Office of Inspector General. The pricing review examined whether the various buying offices within the Defense Logistics Agency had negotiated “fair and reasonable” prices for certain sole source spare parts purchased from those divisions and subsidiaries during fiscal years 2002 through 2004. On February 28, 2006, the Company received a copy of the Inspector General’s final report dated February 23, 2006, and on April 19, 2006, a redacted version of such report was made publicly available. The report recommends, among other things, that Defense Logistics Agency contracting officers reevaluate their procedures for determining the reasonableness of pricing for sole source spare parts purchased from those divisions and subsidiaries and seek to develop Strategic Supplier Alliances with those divisions and subsidiaries.

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

The Company’s position has been, and continues to be, that our pricing has been fair and reasonable and that there is no legal basis for the amount suggested as a refund by the Inspector General in its report. In response to the report, we offered reasons why we disagree with the Inspector General’s overall analysis. The Defense Logistics Agency has requested additional information from the Company and the Company’s position on the voluntary refund. The Company will respond to such request in the near future.

In February 2006, the Defense Logistics Agency made a request to initiate discussions regarding future pricing and developing an acquisition strategy that will mutually strengthen TransDigm and the Defense Logistics Agency’s business relationship. The parties have discussed and are considering future purchasing approaches but negotiations regarding Strategic Supplier Alliances or any specific approach have not yet commenced, but will likely occur at a later date. As a result of those negotiations, it is possible that the divisions and subsidiaries subject to the pricing review will enter into Strategic Supplier Alliances with the Defense Logistics Agency. It is likely that in connection with any Strategic Supplier Alliance, the Defense Logistics Agency will seek prices for parts based on cost or may seek volume discounts or other favorable pricing and/or the applicable division or subsidiary may agree to cost or pricing justification or appropriate discounts. It is also possible that the Department of Defense may seek alternative sources of supply for such parts.

The entry into Strategic Supplier Alliances or a decision by the Department of Defense to pursue alternative sources of supply for our sole source parts could reduce the amount of revenue we derive from, and the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government. However, we believe not all of the sales to the government would be affected by pricing associated with potential Strategic Supplier Alliance. While management believes that the entry into Strategic Supplier Alliances with the Defense Logistics Agency will not have a material adverse effect on our financial condition, liquidity or capital resources, there is no means to determine the outcome of any future negotiations or discussions at this time.

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions).

	Thirteen Weeks Ended July 1, 2006	Thirteen Weeks Ended July 2, 2005	Thirty-Nine Weeks Ended July 1, 2006	Thirty-Nine Weeks Ended July 2, 2005
Net income/(loss)	$(13.4)	$9.5	$9.9	$24.7
Adjustments:
Depreciation and amortization expense	3.8	4.5	12.0	12.5
Interest expense, net	19.5	20.2	58.7	59.2
Income tax provision/(benefit)	(10.4)	5.9	4.0	14.8

EBITDA (1)	(0.5)	40.1	84.6	111.2
Adjustments:
Acquisition related costs (2)	0.2	1.1	0.8	2.1
Non-cash compensation and deferred compensation costs (3)	0.8	1.7	(0.5)	4.9
Refinancing costs (4)	48.5	—	48.5	—

Non-recurring IPO costs (5)	0.3	—	2.6	—

One-time special bonus (6)	—	—	6.2	—

EBITDA As Defined (1)	$49.3	$42.9	$142.2	$118.2

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined, represents EBITDA, plus acquisition related costs, non-cash compensation and deferred compensation charges, refinancing costs, non-recurring IPO costs and one-time special bonus payments, as applicable.

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

Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs, the preparation of our annual budget and financial projections. Our management also believes that EBITDA As Defined is useful to investors because the New Senior Secured Credit Facility requires compliance, on a pro forma basis, with certain financial ratios, including a leverage ratio. Leverage ratio is defined in the New Senior Secured Credit Facility, as of any date, as the ratio of the total indebtedness of TransDigm Inc. on a consolidated basis on such date to Consolidated EBITDA (as defined in the New Senior Secured Credit Facility) for the period of four consecutive fiscal quarters most recently ended on or prior to such date. The New Senior Secured Credit Facility defines Consolidated EBITDA in a manner equal to how we define EBITDA As Defined. This financial covenant is a material term of the New Senior Secured Credit Facility as the failure to comply with such financial covenant could result in a loss of our ability to borrow under our revolving credit facility.

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

(2)	Represents costs incurred to integrate acquired businesses into TD Group’s operations, purchase accounting adjustments to inventory that were charged to cost of sales when the inventory was sold and acquisition earnout costs. The amount recognized for the potential earnout payment to Howard Skurka is pursuant to the terms of the retention agreement entered into with him in connection with our acquisition of substantially all of the assets of Skurka in December 2004.

(3)	Represents the expenses (income) recognized by the Company under a stock option plan and deferred compensation plans of TD Group. The amount reflected above for the thirty-nine week period ended July 1, 2006 includes a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two deferred compensation plans of TD Group. In addition, the amount reflected above for the thirteen and thirty-nine week periods ended July 1, 2006 includes expenses recognized by the Company under a new deferred compensation plan of TD Group adopted December 2005.

(4)	Represents costs associated with refinancing the debt structure of TD Group including the premium paid to redeem the 8 3/8% senior subordinated notes of $25.6 million and the write-off of debt issue costs of $22.9 million.

(5)	Represents non-recurring costs and expenses incurred by TD Group related to the IPO.

(6)	Represents the one-time special bonus paid to certain members of management based on their respective holding of rollover options and new management options in November 2005. In the New Senior Secured Credit Facility entered into on June 23, 2006, our senior lenders agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.

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

A summary of our significant accounting policies and estimates is included in the Registration Statement on Form S-1 for the year ended September 30, 2005. There has been no significant change to our critical accounting policies during the thirty-nine week period ended July 1, 2006.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	100%	100%	100%	100%

Cost of Sales	49	51	49	51
Selling and administrative expenses	10	10	12	10
Amortization of intangibles	1	2	2	2
Refinancing costs	44	—	15	—

Income from operations	(4)	37	22	37
Interest expense - net	17	21	18	22
Income tax provision	(9)	6	1	6

Net income	(12)%	10%	3%	9%

Changes in Results of Operations

Thirteen-week period ended July 1, 2006 compared with the thirteen-week period ended July 2, 2005.

•	Net Sales. Net sales increased by $13.3 million, or 13.6%, to $110.9 million for the quarter ended July 1, 2006, from $97.6 million for the comparable quarter last year. Sales growth excluding acquisitions was $9.4 million and represented a 9.7% increase over the prior year. The organic sales growth was primarily due to (i) an increase of $4.6 million of commercial OEM sales from the commercial transport market primarily resulting from the increase in production rates for the Boeing Company and Airbus S.A.S. and related OEM system suppliers as well as the business jet market (ii) an increase of $2.5 million of commercial aftermarket sales resulting from the continuing recovery in the commercial aerospace market and (iii) a modest increase in defense sales. The remaining $3.8 million of the increase resulted from the acquisitions of a motor product line in June 2005, Electra-Motion and Sweeney.

•	Cost of Sales. Cost of sales increased by $4.0 million, or 8.1%, to $53.7 million for the quarter ended July 1, 2006 from $49.7 million for the comparable quarter last year. Cost of sales as a percentage of sales decreased approximately two percentage points to 48.5% for the thirteen week period ended July 1, 2006 from 50.9% for the thirteen week period ended July 2, 2005. The increase in cost of sales was primarily due to increased volume associated with the higher net sales of $13.3 million discussed above partially offset by a decrease of acquisition related costs of approximately $1.0 million, or 1% of sales. The decrease in cost of sales as a percentage of sales was primarily due to (i) the reduction in acquisition related costs, (ii) productivity improvements and (iii) the favorable impact of leveraging fixed costs from the higher sales discussed above.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $1.4 million, or 14.3%, to $11.5 million, or 10.4% of sales, for the quarter ended July 1, 2006 from $10.1 million, or 10.3% of sales, for the comparable quarter last year. The increase is primarily due to the higher sales discussed above and approximately $0.6 million of non-recurring IPO costs and costs associated with being a public company. Partially offsetting the increase in selling and administrative costs was a decrease of $0.9 million in compensation expense resulting from the termination in the first quarter of fiscal 2006 of the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan.

•	Amortization of Intangibles. Amortization of intangibles decreased by $0.7 million to $1.4 million for the quarter ended July 1, 2006 from $2.1 million for the comparable quarter last year. The decrease was due to order backlog that was recorded in accounting for acquisitions made in fiscal 2005 that was subsequently fully amortized in fiscal 2006.

•	Refinancing Costs. Refinancing costs represent a one-time charge that was recorded in June 2006 as a result of the refinancing of TransDigm’s entire debt structure. The charge of $48.5 million consisted of the premium paid to redeem the 8 3/8% Senior Subordinated Notes of $25.6 million and the write-off of debt issue costs associated with the former senior credit facility, the 8 3/8% Senior Subordinated Notes and the TD Group Loan Facility of $22.9 million.

•	Income / (Loss) from Operations. The Company recognized a loss of $4.3 million from operations for the quarter ended July 1, 2006 compared to operating income of $35.7 million for the comparable quarter last year, primarily due to the refinancing costs of $48.5 million described above.

•	Interest Expense. Interest expense decreased $0.7 million, or 3.5%, to $19.5 million for the quarter ended July 1, 2006 from $20.2 million for the comparable quarter last year. The net decrease was the result of (i) a $7.2 million reduction in interest expense resulting from the November 2005 repayment of all the 12% senior unsecured promissory notes partially offset by (ii) $4.8 million of interest expense from the TD Group Loan Facility and (iii) an increase in interest charges under our former senior secured credit facility and New Senior Secured Credit Facility of $2.1 million primarily due to an increase in interest rates and the increase in the average level of borrowings outstanding.

•	Income Taxes. Income tax expense / (benefit) as a percentage of income before income taxes was approximately 43.9% for the quarter ended July 1, 2006 compared to 38.4% for the quarter ended July 2, 2005. The higher effective tax rate was primarily due to the adoption of a change in Texas tax law enacted in May 2006 resulting in a write-off of net deferred tax liabilities and an income tax benefit of $1.5 million, or 6.5% of the loss before income taxes, recorded in the quarter ended July 1, 2006.

•	Net Income. The Company incurred a loss of $13.4 million for the third quarter of fiscal 2006 compared to net income of $9.5 million for the third quarter of fiscal 2005, primarily as a result of the refinancing and other factors referred to above.

Thirty-nine week period ended July 1, 2006 compared with the thirty-nine week period ended July 2, 2005.

•	Net Sales. Net sales increased by $50.0 million, or 18.6%, to $319.3 million for the thirty-nine week period ended July 1, 2006, from $269.3 million for the comparable period last year. Sales growth excluding acquisitions was $32.3 million and represented a 12% increase over the prior year. The organic sales growth was primarily due to: (i) an increase of $16.7 million of commercial aftermarket sales resulting from the continuing recovery in the commercial aerospace market as well as new business initiatives; (ii) an increase of $16.3 million of commercial OEM sales primarily resulting from the increase in production rates for the Boeing Company and Airbus S.A.S. and related OEM system suppliers as well as the business jet market; and (iii) partially offsetting the increase in organic sales was a slight decrease in military sales. The remaining $17.7 million increase resulted from the acquisitions of Skurka Aerospace, Fluid Regulators Corporation, a motor product line in fiscal 2005 and Electra-Motion and Sweeney acquired in fiscal 2006.

•	Cost of Sales. Cost of sales increased by $19.5 million, or 14.3%, to $156.4 million for the thirty-nine week period ended July 1, 2006 from $136.9 from the comparable period last year. Cost of sales as a percentage of sales decreased approximately 1.8 percentage points to 49.0% for the thirty-nine week period ended July 1, 2006 from 50.8% for the thirty-nine week period ended July 2, 2005. The increase in cost of sales was primarily due to increase volume associated with the higher net sales of $50.0 million discussed above partially offset by a reduction in acquisition related costs of $1.7 million, or 0.7% of net sales. The decrease in cost of sales as a percentage of sales was primarily due to (i) the reduction in acquisition related costs, (ii) productivity improvements and (iii) the favorable impact of leveraging fixed costs from the higher sales discussed above.

•	Selling and Administrative Expenses. Selling and administrative expenses increased by $9.3 million or 33.1%, to $37.1 million for the thirty-nine week period ended July 1, 2006 from $27.8 million for the comparable period last year. The increase is due to (i) the one-time special bonus of $6.2 million, or 1.9% of net sales, paid to certain members of management, (ii) the higher net sales discussed above, and (iii) non-recurring IPO costs of $2.6 million, or 0.8% of net sales. These increases were partially offset by (a) reversal of previously recorded charges of $3.8 million, or 1.2% of net sales, resulting from the termination in fiscal 2006 of the Rollover Deferred Compensation Plan and Management Deferred Compensation Plan, and (b) the decrease of $2.5 million due to the lower compensation expense recorded under the New Management Deferred Compensation Plan.

Selling and administrative expenses as a percentage of net sales increased to 11.6% for the thirty-nine week period ended July 1, 2006 from 10.3% for the comparable period last year primarily due to the factors described above.

•	Amortization of Intangibles. Amortization of intangibles decreased by $1.1 million to $4.7 million for the thirty-nine week period ended July 1, 2006 from $5.8 million for the comparable period last year. The decrease was due to order backlog that was recorded in accounting for acquisitions made in fiscal 2005 that was subsequently fully amortized in fiscal 2006.

•	Refinancing Costs. Refinancing costs represent a one-time charge that was recorded in June 2006 as a result of the refinancing of TransDigm’s entire debt structure. The charge of $48.5 million consisted of the premium paid to redeem the 8 3/8% Senior Subordinated Notes of $25.6 million and the write-off of debt issue costs associated with the former senior credit facility, the 8 3/8% Senior Subordinated Notes and the TD Group Loan Facility of $22.9 million.

•	Income from Operations. Operating income decreased by $26.1 million, or 26.4%, to $72.6 million for the thirty-nine week period ended July 1, 2006 from $98.7 million for the comparable period last year, primarily due to the refinancing costs of $48.5 million described above.

•	Interest Expense. Interest expense decreased $0.5 million, or 1.0%, to $58.7 million for the thirty-nine week period ended July 1, 2006 from $59.2 million for the comparable period last year. The net decrease was the result of (i) a $17.9 million reduction in interest expense resulting from the November 2005 repayment of all the 12% senior unsecured promissory notes partially offset by (ii) $12.3 million of interest expense from the TD Group Loan Facility, (iii) an increase in interest charges under our former senior secured credit facility and New Senior Secured Credit Facility of $4.9 million primarily due to an increase in interest rates and the increase in the average level of borrowings outstanding.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was 29.0% for the thirty-nine week period ended July 1, 2006 compared to 37.6% for the thirty-nine week period ended July 2, 2005. The lower effective tax rate was primarily due to the adoption of a change in Texas tax law enacted in May 2006 resulting in a write-off of net deferred tax liabilities and an income tax benefit of $1.5 million, or 11.1% of the loss before income taxes, recorded in the thirty-nine week period ended July 1, 2006. Partially offsetting the decrease from the change in Texas law was the change in the federal extraterritorial law which phases out the foreign sales deduction by 2007 and an increase in state and local tax expense as a percentage of income before income taxes.

•	Net Income. The Company earned $9.9 million for the thirty-nine week period ended July 1, 2006 compared to $24.7 million for the comparable period last year, primarily as a result of the refinancing and other factors referred to above.

Backlog

As of July 1, 2006, the Company estimated its sales order backlog at $259.1 million compared to an estimated $219.4 million as of July 2, 2005. This increase in backlog is due to the acquisitions of Sweeney and Electra-Motion discussed above totaling approximately $9.2 million and an increase in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of July 1, 2006 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of July 1, 2006 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Currency Exchange Rate Risk

We manufacture all of our products in the United States and sell our products in the United States, as well as in foreign countries. Substantially all of our foreign sales are transacted in U.S. dollars and, therefore, we have no material exposure to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar. In addition the amount of components or other raw materials or supplies that we purchase from foreign suppliers are not material, with substantially all such transactions being made in U.S. dollars. Accordingly, we have no material exposure to currency fluctuations in the rate of exchange between foreign currencies and the U.S. dollar arising from these transactions.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the thirteen and thirty-nine week periods ended July 1, 2006 and July 2, 2005 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company used $39.8 million of cash from operating activities during the thirty-nine week period ended July 1, 2006 compared to $61.0 million generated during the comparable period ended July 2, 2005. The decrease of $100.8 million is primarily due to (i) the payment of accrued interest of $62.7 million relating to senior unsecured promissory notes in November 2005 and $12.3 million relating to the TD Group Loan Facility, (ii) the distributions to participants in our deferred compensation plans totaling approximately $26.0 million in November 2005 (in connection with the distributions under the deferred compensation plans, our Board of Directors approved the termination of the plans during the first quarter of fiscal 2006), and (iii) the payment in November 2005 of a one-time special bonus to certain members of management of $6.2 million. These decreases are partially offset by a $6.4 million increase in operating cash flows as a result of an increase in net sales and other factors described in “Changes in Results of Operations” above.

Investing Activities. Cash used in investing activities was $32.7 million during the thirty-nine weeks ended July 1, 2006 primarily a result of the acquisitions of Electra-Motion and Sweeney for $27.2 million discussed above. Cash used in investing activities was $65.6 million during the thirty-nine week period ended July 2, 2005 consisting primarily of the acquisition of Skurka, Fluid Regulators, and the motor product line for $63.1 million.

Financing Activities. Cash used in financing activities during the thirty-nine weeks ended July 1, 2006 increased to $9.6 million compared to $3.7 million during the thirty-nine weeks ended July 2, 2005. The cash used in financing activities during fiscal 2006 of $9.6 million primarily resulted from: (i) the use of $3.0 million associated with the refinancing (see “Recent Developments”) and (ii) the repayment of the unsecured promissory notes of $200.0 million. The cash used in these financing activities in fiscal 2006 was partially offset by the proceeds form the TD Group Loan Facility of $193.8 million. The cash used in financing activities during fiscal 2005 of $3.7 million was due to the repayment of amounts borrowed under the former senior secured credit facility of $2.2 million and the payment of a license obligation of $1.5 million.

Impact of Refinancing

In June 2006 TransDigm refinanced its entire debt structure. In connection with the refinancing, TransDigm Inc. obtained a New Senior Secured Credit Facility. The New Senior Secured Credit Facility consists of a $650 million term loan facility, which was fully drawn at closing, and a $150 million revolving loan facility, of which $148.8 million was available as of July 1, 2006.

The term loan facility will mature in July 2013 and will not be subject to interim scheduled amortization, but will be subject to certain prepayments requirements. Subject to exceptions, commencing 90 days after the end of fiscal year 2007, TransDigm Inc. will be obligated to make mandatory prepayments of the term loans based on certain percentages of excess cash flows. In addition, subject to exceptions (including in respect of reinvestment in productive assets), TransDigm Inc. will be required to offer to prepay the term loans with the net proceeds of certain asset sales. The revolving loan facility will mature and the commitments thereunder will terminate in July 2012.

Under the terms of the New Senior Secured Credit Facility, TransDigm Inc., has the right to request (but no lender is committed to provide) additional term loans of up to $250 million, subject to the satisfaction of customary conditions, including pro forma compliance with the financial covenants contained in the New Senior Secured Credit Facility after giving effect to any such incremental term loan borrowings.

The New Senior Secured Credit Facility is guaranteed by TD Group and all of TransDigm Inc.’s current and future domestic restricted subsidiaries (other than immaterial subsidiaries), and is secured by a first priority security interest in substantially all of the existing and future property and assets of TransDigm Inc. and all of TransDigm Inc.’s existing and future domestic restricted subsidiaries (other than immaterial subsidiaries), and a first priority pledge of the capital stock of TransDigm Inc. and TransDigm Inc.’s subsidiaries (other than foreign subsidiaries) and 65% of the voting capital stock of TransDigm Inc.’s foreign subsidiaries.

The interest rates per annum applicable to loans, other than swingline loans, under the New Senior Secured Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent available to each lender, nine or twelve month) interest periods chosen by TransDigm Inc., in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse First Boston’s prime rate or (2) 50 basis points over the weighted average rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan as adjusted for the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve. The applicable margin percentage is a percentage per annum equal to (1) 1.00% for alternate base rate term loans, (2) 2.00% for adjusted LIBO rate term loans, (3) in the case of alternate base rate revolving loans and adjusted LIBO rate revolving loans, a percentage which varies based on the consolidated leverage ratio of TransDigm Inc. as of the relevant date of determination.

All borrowings under the new revolving loan facility are subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

TransDigm Inc. entered into a three year interest rate swap with Credit Suisse for an initial notional amount of $187 million at a fixed rate of 7.63%. The notional amount will decrease to $170 million on September 23, 2007 and to $150 million on September 23, 2008. As a result of the interest rate swap, the interest rates on TransDigm’s total debt are approximately 50% variable and 50% fixed. The decrease in the notional amounts is to maintain the approximate mix between fixed and variable interest rates.

In connection with the refinancing, TransDigm Inc. also issued $275 million aggregate principal amount of 7 3/4% Senior Subordinated Notes. Such notes do not require principal payments prior to their maturity in July 2014. The notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by TransDigm Group and all of our existing domestic subsidiaries.

Upon the closing of the refinancing, the entire term loan facility, together with the net proceeds from the $275 million from the 7 3/4% Senior Subordinated Notes and a portion of our existing cash balances, was drawn to fund (i) the repayment of the entire $288.4 million of principal amount outstanding under the former senior secured credit facility, (ii) the repayment of the entire $200 million of principal amount outstanding under the TD Group Loan Facility, (iii) the purchase of substantially all of the $400 million of aggregate principal amount of our 8 3/8% Senior Subordinated Notes that were tendered in connection with our tender offer for such notes, (iv) the payment of accrued and unpaid interest on all such indebtedness, and (v) the payment of premiums and transaction expenses associated therewith.

Both the New Senior Secured Credit Facility and the new 7 3/4% Senior Subordinated Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the New Senior Secured Credit Facility includes a financial maintenance covenant requiring that TransDigm comply, on a pro forma basis, with a consolidated secured debt ratio test. Such covenant, however, inures only to the benefit of the revolving lenders. Any failure to comply with the restrictions of the New Senior Secured Credit Facility, the new 7 3/4% Senior Subordinated Notes or any other subsequent financing agreements may result in an event of default. An event of default may allow creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders under the New Senior Secured Credit Facility may be able to terminate any commitments they had to supply TransDigm with further funds.

TD Group Loan Facility

In connection with the closing of the TD Group Loan Facility, on November 10, 2005, TransDigm Inc. and TransDigm Holdings entered into an amendment to its former senior loan facility, which, among other things, authorized the payment of the cash dividends and one-time special bonus payments described elsewhere in this Quarterly Report (see “Recent

Developments – Dividend and Bonus Payments”). The TD Group Loan Facility was unsecured and was not guaranteed by TransDigm Holdings or any of its direct or indirect subsidiaries, including TransDigm Inc. The TD Group Loan Facility was repaid in the refinancing in June 2006.

Contractual Obligations

The following is a summary of contractual cash obligations as of July 1, 2006 (in millions):

	2006 (1)	2007	2008	2009	2010	2011 and Thereafter	Total
New Senior Secured Credit Facility	$—	$—	$—	$—	$—	$650.0	$650.0
7 3/4 % Senior Subordinated Notes due 2014	—	—	—	—	—	275.0	275.0
Scheduled Interest Payments (2)	13.5	72.0	70.7	70.7	70.4	214.3	511.6
Operating Leases	0.6	2.3	1.6	1.5	1.1	2.0	9.1
2005 New Management Deferred Compensation Plan	—	—	—	6.2	—	—	6.2

Total Contractual Cash Obligations	$14.1	$74.3	$72.3	$78.4	$71.5	$1,141.3	$1,451.9

(1)	The contractual cash obligations are measured from July 1, 2006.
(2)	Assumes that the variable interest rate on our borrowings under our New Senior Secured Credit Facility remains constant at 7.45%.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods after December 15, 2006. The Company is currently analyzing the expected impact of adoption of FIN 48 on its financial statements.

During December 2004, the FASB issued SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company anticipates adopting this pronouncement effective October 1, 2006. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At July 1, 2006, the Company had borrowings under its New Senior Secured Credit Facility of $650 million that were subject to interest rate risk. Borrowings under the Company’s New Senior Secured Credit Facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by the Company, in each case, plus an applicable margin percentage that varies based on the consolidated leverage ratio of TransDigm Inc. as of the relevant date of determination. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its New Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the senior secured credit facilities by approximately $6.5 million based on the amount of outstanding borrowings at July 1, 2006. The weighted average interest rate on the $650 million of borrowings under the New Senior Secured Credit Facility on July 1, 2006 was 7.45%.

At July 1, 2006, we had an agreement in place to swap variable interest rates on our New Senior Secured Credit Facility for fixed interest rates through June 23, 2009 for the notional amount of $187 million, which will decrease to $170 million on September 23, 2007 and to $150 million on September 23, 2008 through June 23, 2009. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At July 1, 2006, the fair value of the interest rate swap agreement was a liability of $0.6 million.

Because the interest rates on borrowings under the New Senior Secured Credit Facility vary with market conditions, the amount of outstanding borrowings under the New Senior Secured Credit Facility approximates the fair value of the indebtedness. The fair value of the $275 million aggregate principal amount of the Company’s 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $273 million at July 1, 2006 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of July 1, 2006, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Internal Control Over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirty-nine week period ending July 1, 2006 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

Sarbanes-Oxley Act – Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act requires the Company’s management to report on, and its independent auditors to attest to, the Company’s internal control over financial reporting as of September 30, 2007. The Company is actively pursuing its compliance efforts and utilizing outside assistance for documenting, testing and evaluating the effectiveness of its internal control over financial reporting in order to be in full compliance with all requirements of Section 404 as of September 30, 2007.

PART II: OTHER INFORMATION

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

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	August 15, 2006
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Chief Financial Officer and	August 15, 2006
Gregory Rufus	Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JULY 1, 2006

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.