Form 10-K
period 2006-09-30
TransDigm Group INC
filed 2006-11-28
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(216) 706-2939

(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	New York Stock Exchange
(Title)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 12 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2006, based upon the last sale price of such voting and non-voting common stock on that date was $342,667,018.

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 44,740,077 as of November 1, 2006.

Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2007 Annual Meeting of Stockholders.

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1, 2, 3, and 7 hereof, and elsewhere within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “should” and similar words or expressions are intended to identify forward-looking statements. Although the Company (as defined below) believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. The more important of such risks and uncertainties are set forth under the caption “Risk Factors” and elsewhere in this Report. Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2006” or “fiscal 2006” means the period from October 1, 2005 to September 30, 2006.

PART I

ITEM 1.	BUSINESS

The Company

TransDigm Inc. was formed in July 1993 in connection with the acquisition of certain companies from IMO Industries Inc. TransDigm Group Incorporated (formerly known as TD Holding Corporation), or TD Group, was formed in July 2003 at the direction of Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus, to facilitate the acquisition of TransDigm Inc. On July 22, 2003, TD Acquisition Corporation, a newly formed, wholly-owned subsidiary of TD Group, was merged with and into TransDigm Holdings Company, the then-parent company of TransDigm Inc. (referred to herein as TransDigm Holdings), with TransDigm Holdings continuing as the surviving corporation. Contemporaneously with the completion of that merger, a newly formed, wholly-owned subsidiary of TD Acquisition Corporation was merged with and into TransDigm Inc., with TransDigm Inc. continuing as the surviving corporation. These mergers are sometimes referred to in this report as the “Mergers”. Upon the completion of the Mergers, TransDigm Holdings became a wholly-owned subsidiary of TD Group, and TransDigm Inc. continued to be a wholly-owned subsidiary of TransDigm Holdings. In an effort to simplify our organizational structure, on June 26, 2006, TransDigm Holdings was merged with and into TransDigm Inc., with TransDigm Inc. continuing as the surviving corporation. TransDigm Holdings did not conduct any operations and did not have any significant assets other than its ownership interest in TransDigm Inc. Accordingly, TransDigm Inc. is a wholly-owned subsidiary of TD Group.

On March 20, 2006, certain stockholders of TD Group and certain members of our management sold an aggregate of 12,597,756 shares of TD Group common stock in an underwritten initial public offering, or the Initial Public Offering, at a price of $21.00 per share. TD Group did not offer any shares of common stock for sale in the Initial Public Offering and TD Group did not receive any of the proceeds from the sale of shares by the selling stockholders. As a result of the Initial Public Offering, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG”.

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, gear pumps, mechanical/electro-mechanical actuators and controls, NiCad batteries/chargers, power conditioning devices, hold-open rods and locking devices, engineered connectors, engineered latches and cockpit security devices, lavatory hardware and components, specialized AC/DC electric motors and specialized valving. Each of these product offerings consists of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

We estimate that over 90% of our net sales for fiscal year 2006 were generated by proprietary products for which we own the design. In addition, for fiscal year 2006, we estimate that we generated approximately 75% of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold as original equipment on an aircraft, we generate net sales from recurring aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 30 years. We estimate that approximately 60% of our net sales in fiscal year 2006 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.

Products

We primarily design, produce and supply highly-engineered proprietary aerospace components (and limited system/subsystems) with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves based on engineering, service and manufacturing capabilities. We typically choose not to compete for non-proprietary “build to print” business because it usually offers lower margins than proprietary products. We believe that our products have strong brand names within the industry and that we have a reputation for high quality, reliability and customer support.

Our business is well diversified due to the broad range of products that we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include: (1) ignition systems and components such as igniters, exciters and spark plugs used to start and spark turbine and reciprocating aircraft engines; (2) gear pumps used primarily in lubrication and fuel applications; (3) mechanical/electro-mechanical actuators and controls used in numerous actuation applications; (4) NiCad batteries/chargers used to provide starting and back-up power; (5) power conditioning devices used to modify and control electrical power; (6) rods and locking devices used primarily to hold open cowlings to allow access to engines for maintenance; (7) engineered connectors used in fuel, pneumatic and hydraulic applications; (8) engineered latching and locking devices used in various bin, security and other applications; (9) lavatory hardware and components; (10) specialized AC/DC electric motors and components used in various defense and commercial applications; and (11) specialized valving used in fuel, hydraulic and pneumatic applications.

Sales and Marketing

Consistent with our overall strategy, our sales and marketing organization is structured to continually develop technical solutions that meet customer needs. In particular, we attempt to focus on products and programs that will lead to high-margin, repeatable sales in the aftermarket.

We have structured our sales efforts along our major product offerings, assigning a product manager to certain products. Each product manager is expected to grow the sales and profitability of the products for which he is responsible and to achieve the targeted annual level of bookings, sales, new business and profitability for such products. The product managers are assisted by account managers and sales engineers who are responsible for covering major OEM and airline accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers, to achieve total bookings and new business goals at each account, and, together with the product managers, to determine when additional resources are required at customer locations. Most of our sales personnel are compensated, in part, on their bookings and their ability to identify and obtain new business opportunities.

Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. We also use a number of distributors to provide logistical support as well as primary customer contact with certain smaller accounts. Our major distributors are Aviall, Inc. and Satair A/S.

Manufacturing and Engineering

We maintain nine principal manufacturing facilities. Each manufacturing facility comprises manufacturing, distribution and engineering as well as administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate product profit and loss accounting, investing in equipment, tooling, and information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.

We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in Cost of Sales and in Selling and Administrative captions in our Statement of Operations. Total engineering expense represents approximately 8% to 9% of our manufacturing cost of sales, or approximately 4% to 5% of our net sales. Our proprietary products are designed by our engineering staff and are intended to serve the needs of the aircraft component industry, particularly through our new product initiatives. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.

We use sophisticated equipment and procedures to attempt to ensure the quality of our products and comply with military specifications and Federal Aviation Administration, or FAA, and OEM certification requirements. We perform a variety of testing procedures, including testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities.

Customers

Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2006, Honeywell International, Inc. accounted for approximately 10% of our net sales, and Aviall, Inc. (a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 9% of our net sales. Products supplied to many of our customers, including the two largest customers, are used on multiple platforms.

Active commercial production programs include the Boeing 737, 747, 757, 767 and 777, the Airbus A300/310, A319/20/21 and A330/A340, the Bombardier CRJ’s and Challenger, the Embraer RJ’s, the Cessna Citation family, the Raytheon Premier and Hawker and most Gulfstream airframes. Military platforms include aircraft such as the Boeing C-17, F-15 and F-18, the Lockheed Martin C-130J and F-16, the Northrop Grumman E2C (Hawkeye), the Joint Strikefighter and the Blackhawk, Chinook and Apache helicopters. Although not in production yet, TransDigm has been awarded numerous contracts to develop engineered products for production on the Boeing 787 and Airbus A380 and A400M programs.

We believe that we have strong customer relationships with almost all large commercial transport, regional, general aviation and military OEMs. The demand for our aftermarket parts and services depends on, among other things, the breadth of our installed OEM base, revenue passenger miles, or RPMs, the size and age of the worldwide aircraft fleet and, to a lesser extent, airline profitability. We believe that we are also a leading supplier of components used on U.S. designed military aircraft, including components that are used on a variety of fighter aircraft, military freighters and military helicopters.

Competition

The niche markets within the aerospace industry that we serve are relatively fragmented and we face several competitors for many of the products and services we provide. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. Competitors in our product offerings range in size from divisions of large public corporations, which have significantly greater financial, technological and marketing resources than we do, to small privately-held entities, with only one or two components in their entire product portfolio.

We compete on the basis of engineering, manufacturing and marketing high quality products which we believe meet or exceed the performance and maintenance requirements of our customers, consistent and timely delivery, and superior customer service and support.

The industry’s stringent regulatory, certification and technical requirements, and the investments necessary in the development and certification of products, create barriers to entry for potential new competitors. So long as customers receive products that meet or exceed expectations and performance standards, we believe that they will have a reduced incentive to certify another supplier because of the cost and time of the technical design and testing certification process. In addition, we believe that concerns about safety and flight delays if products are unavailable or undependable make our customers continue long-term supplier relationships.

Government Contracts

Companies engaged in supplying defense-related equipment and services to U.S. Government agencies are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally: (1) suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations; (2) terminate existing contracts; (3) reduce the value of existing contracts; (4) audit our contract-related costs and fees, including allocated indirect costs; and (5) control and potentially prohibit the export of our products.

Most of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

As described elsewhere in this report, five of our divisions and subsidiaries have been subject to a DOD Office of Inspector General review of our records for the purpose of determining whether the DOD’s various buying offices negotiated “fair and reasonable” prices for spare parts purchased from those five divisions and subsidiaries in fiscal years 2002 through 2004. For additional information regarding the details and status of the pricing review, please refer to “Risk Factors—Certain of our divisions and subsidiaries have been subject to a pricing review by the DOD Office of Inspector General” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

Governmental Regulation

The commercial aircraft component industry is highly regulated by both the FAA in the United States and by the Joint Aviation Authorities in Europe and other agencies throughout the world, while the military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models.

We must also satisfy the requirements of our customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components, and we believe that we currently satisfy or exceed these maintenance standards in our repair and overhaul services. We also maintain several FAA approved repair stations.

In addition, sales of many of our products that will be used on aircraft owned by non-U.S. entities are subject to compliance with U.S. export control laws.

Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act, or OSHA, mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. Management believes that our operations are in material compliance with OSHA’s health and safety requirements.

Raw Materials and Patents

We require the use of various raw materials, including titanium, aluminum, nickel powder, nickel screen, stainless steel, iridium and cadmium, in our manufacturing processes. We also purchase a variety of manufactured component parts from various suppliers. At times, we concentrate our orders among a few suppliers in order to strengthen our supplier relationships. Raw materials and component parts are generally available from multiple suppliers at competitive prices.

We have various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights, which we believe, in the aggregate but not individually, are important to our business.

Backlog

As of September 30, 2006, we estimated our sales order backlog at $251.3 million compared to an estimated $200.0 million as of September 30, 2005. This increase in backlog is due to the acquisitions of Sweeney Engineering Corp., or Sweeney, and Electra-Motion, Inc., or Electra-Motion, totaling approximately $11.2 million and an increase in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of September 30, 2006 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of our receipt of purchase orders and the speed with which those orders are filled. Accordingly, our backlog as of September 30, 2006 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Substantially all of our operations and assets are located within the United States. We purchase certain of the components that we use in our products from foreign suppliers and a portion of our products are resold to foreign end-users. Our direct sales to foreign customers were approximately $102.7 million, $81.5 million, and $69.9 million for fiscal years 2006, 2005 and 2004, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy

Environmental Matters

Our operations and facilities are subject to federal, state and local environmental laws and regulations governing, among other matters, the emission, discharge, generation, management, transportation and disposal of hazardous materials, wastes and pollutants, the investigation and remediation of contaminated sites, and permits required in connection with our operations. Although management believes that our operations and facilities are in material compliance with applicable environmental laws, management cannot provide assurance that future changes in such laws, or the regulations or requirements thereunder, or in the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Further, we could incur substantial costs, including cleanup costs, fines and sanctions, and third party property damage or personal injury claims as a result of violations of or liabilities under environmental laws, relevant common law, or the environmental permits required for our operations.

Under some environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous materials. Persons who arrange for disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of those substances at a disposal or treatment site, regardless of whether the affected site is owned or operated by them. Because we own and/or operate a number of facilities that have a history of industrial or commercial use and because we arrange for the disposal of hazardous materials at many disposal sites, we may and do incur costs for investigation, removal and remediation. Contaminants have been detected at some of our present and former sites, principally in connection with historical operations, and investigations and/or clean-ups have been undertaken by us or by former owners of the sites. We receive inquiries and notices of potential liability with respect to offsite disposal facilities from time to time. Although we have not incurred any material investigation or cleanup costs to date and investigation and cleanup costs are not expected to be material in the future, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites, or the failure of any other potentially liable party to meet its obligations, could result in significant liability for us.

Employees

As of September 30, 2006, we had approximately 1,400 employees. Approximately 9% of our employees were represented by the United Steelworkers Union, approximately 4% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 6% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between us and these labor unions expire in April 2008, November 2008 and May 2009, respectively. We consider our relationship with our employees generally to be satisfactory.

Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising out of the ordinary course of business. Based upon information currently known to us, we believe the outcome of such proceedings will not have, individually or in the aggregate, a material adverse effect on our business, our financial condition or results of operations.

Available Information

TD Group’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including any amendments, will be made available free of charge on the Company’s website, www.transdigm.com, as soon as reasonably practicable, following the filing of the reports with the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

Set forth below are important risks and uncertainties that could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this report.

Future terrorist attacks may have a material adverse impact on our business.

Following the September 11, 2001 terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks and many commercial airlines reduced their operating schedules. Overall, the terrorist attacks resulted in billions of dollars in losses to the airline industry. Any future acts of terrorism and any military response to such acts could result in further acts of terrorism and additional hostilities, including possible retaliatory attacks on sovereign nations, as well as financial, economic and political instability. While the precise effects of any such terrorist attack, military response or instability on our industry and our business is difficult to determine, it could result in further reductions in the use of commercial aircraft. If demand for new aircraft and spare parts decreases, demand for certain of our products would also decrease.

Our business is sensitive to the number of flight hours that our customers’ planes spend aloft, the size and age of the worldwide aircraft fleet and our customers’ profitability. These items are, in turn, affected by general economic conditions.

Our business is directly affected by, among other factors, changes in revenue passenger miles, or RPMs, the size and age of the worldwide aircraft fleet and, to a lesser extent, changes in the profitability of the commercial airline industry. Revenue passenger miles and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, RPMs declined primarily as a result of increased security concerns among airline customers following the events of September 11, 2001. In addition to the events of September 11, 2001, in recent years, the airline industry has been severely affected by the downturn in the global economy, higher fuel prices, the Severe Acute Respiratory Syndrome, or SARS, epidemic and the conflicts in Afghanistan and Iraq. As a result of the substantial reduction in airline traffic resulting from these events, the airline industry incurred, and some in the industry continue to incur, large losses and financial difficulties. Some carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products.

Our sales to manufacturers of large aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.

Our sales to manufacturers of large commercial aircraft, which accounted for approximately 15% of our net sales in fiscal year 2006, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, downturns in the global economy and national and international events, such as the events of September 11, 2001. Prior downturns have adversely affected our net sales, gross margin and net income.

We rely heavily on certain customers for much of our sales.

Our two largest customers for fiscal year 2006 were Honeywell International Inc. and Aviall, Inc. (a distributor of commercial aftermarket parts to airlines throughout the world). These customers accounted for approximately 10% and 9%, respectively, of our net sales in fiscal year 2006. Our top ten customers for fiscal year 2006 accounted for approximately 48% of our net sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

We generally do not have guaranteed future sales of our products. Further, when we enter into fixed price contracts with some of our customers, we take the risk for cost overruns.

As is customary in our business, we do not generally have long-term contracts with most of our aftermarket customers and, therefore, do not have guaranteed future sales. Although we have long-term contracts with many of our OEM customers, some of those customers may terminate the contracts on short notice and, in many other cases, our customers have not committed to buy any minimum quantity of our products. In addition, in certain cases, we must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements, and this anticipated future volume of orders may not materialize.

We also have entered into multi-year, fixed-price contracts with some of our OEM customers, pursuant to which we have agreed to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs for making these products. Sometimes we accept a fixed-price contract for a product that we have not yet produced, and the fact that we have not yet produced the product increases the risk of cost overruns or delays in the completion of the design and manufacturing of the product. Most of our contracts do not permit us to recover for increases in raw material prices, taxes or labor costs, although some contracts provide for renegotiation to address certain material adverse changes.

U.S. military spending is dependent upon the U.S. defense budget.

The U.S. Department of Defense, or the DOD, budget has generally increased for each fiscal year from fiscal 1997 to the recently approved budget for fiscal 2007, and, based on the Bush Administration’s current Future Year Defense Program, the DOD budget is expected to continue to increase modestly through fiscal 2010. However, future DOD budgets after fiscal 2007 could be negatively impacted by several factors, including but not limited to the U.S. Government’s budget deficits and spending priorities and the cost of sustaining the U.S. military presence and rebuilding operations in Iraq and Afghanistan, which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures in the future could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.

We are subject to certain unique business risks as a result of supplying equipment and services to the U.S. Government. In addition, government contracts contain unfavorable termination provisions and are subject to modification and audit.

Companies engaged in supplying defense-related equipment and services to U.S. Government agencies are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	terminate existing contracts;

•	reduce the value of existing contracts; and

•	audit our contract-related costs and fees, including allocated indirect costs.

Most of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

On contracts where the price is based on cost, the U.S. Government may review our costs and performance, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of research and development costs, and certain marketing expenses may not be subject to reimbursement.

In addition to these U.S. Government contract risks, we are at times required to obtain approval from U.S. Government agencies to export our products. Additionally, we are not permitted to export some of our products. A determination by the U.S. Government that we failed to receive required approvals or licenses could eliminate or restrict our ability to sell our products outside the United States, and the penalties that could be imposed by the U.S. Government for failure to comply with these laws could be significant.

Certain of our divisions and subsidiaries have been subject to a pricing review by the DOD Office of Inspector General.

Five of our divisions and subsidiaries have been the subject of a DOD Office of Inspector General review of our records for the purchase of determining whether the DOD’s various buying offices within the Defense Logistics Agency had negotiated “fair and reasonable” prices for certain sole source spare parts purchased from those divisions and subsidiaries during fiscal years 2002 through 2004. On February 28, 2006, we received a copy of the Inspector General’s final report dated February 23, 2006, and on April 19, 2006, the Inspector General issued its final report dated February 23, 2006 and made public a redacted version thereof. The report recommends (i) that the Defense Logistics Agency request that those five subsidiaries and divisions voluntarily refund, in the aggregate, $2.6 million of allegedly overpriced parts and (ii) that Defense Logistics Agency contracting officers reevaluate their procedures for determining the reasonableness of pricing for sole source spare parts purchased from those divisions and subsidiaries and seek to develop Strategic Supplier Alliances with those divisions and subsidiaries.

The Company’s position has been, and continues to be, that our pricing has been fair and reasonable and that there is no legal basis for the amount suggested as a refund by the Inspector General in its report. In response to the report, we offered reasons why we disagree with the Inspector General’s overall analysis. The Defense Logistics Agency has requested additional information from the Company and the Company’s position on the voluntary refund. The Company has responded to such request.

In February 2006, the Defense Logistics Agency made a request to initiate discussions regarding future pricing and developing an acquisition strategy that will mutually strengthen TransDigm and the Defense Logistics Agency’s business relationship. The parties have discussed and are considering future purchase approaches but negotiations regarding Strategic Supplier Alliances or any specific approach have not yet commenced but may occur at a later date. As a result of those negotiations, it is possible that the divisions and subsidiaries subject to the pricing review will enter into Strategic Supplier Alliances with the Defense Logistics Agency. It is likely that in connection with any Strategic Supplier Alliance, the Defense Logistics Agency will seek prices for parts based on cost or may seek volume discounts or other favorable pricing and/or the applicable division or subsidiary may agree to cost or pricing justification or appropriate discounts. It is also possible that the DOD may seek alternative sources of supply for such parts.

The entry into Strategic Supplier Alliances or a decision by the DOD to pursue alternative sources of supply for our sole source parts could reduce the amount of revenue we derive from, and the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for additional information with respect to the pricing review.

Our business may be adversely affected if we would lose our government or industry approvals or if more stringent government regulations are enacted or if industry oversight is increased.

The aerospace industry is highly regulated in the United States and in other countries. In order to sell our components, we and the components we manufacture must be certified by the FAA, the DOD and similar agencies in foreign countries and by individual manufacturers. If new and more stringent government regulations are adopted or if industry oversight increases, we might incur significant expenses to comply with any new regulations or heightened industry oversight. In addition, if material authorizations or approvals were revoked or suspended, our business would be adversely affected.

Our substantial indebtedness could adversely affect our financial health, harm our ability to react to changes to our business and could prevent us from fulfilling our obligations under our indebtedness, including the notes.

We have a significant amount of indebtedness. As of September 30, 2006, our total indebtedness was approximately $925 million, excluding unused commitments under our new revolving loan facility, with an aggregate of $650 million outstanding under TransDigm Inc.’s senior secured credit facility, or the New Senior Secured Credit Facility, and an aggregate $275 million of principal amount of TransDigm Inc.’s 7 3/4% senior subordinated notes, or the 7 3/4% Senior Subordinated Notes, under the indenture governing such notes, or Indenture.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness. Our substantial debt could also have other important consequences. For example, it could:

•	increase our vulnerability to general economic downturns and adverse competitive and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit our ability to raise additional financing on satisfactory terms or at all.

In addition, all of our debt under the New Senior Secured Credit Facility, which includes a $650 million term loan facility and a revolving loan facility of $150 million, will bear interest at floating rates. Accordingly, in the event that interest rates increase, our debt service expense will also increase. In order to reduce the floating interest rate risk, the Company entered into an interest rate swap in June 2006 for fixed interest rates on $187 million of the New Senior Secured Credit Facility. This interest rate swap will decrease to $170 million on September 23, 2007 and to $150 million on September 23, 2008 through June 23, 2009.

We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt, including the notes, and to meet our other obligations. If we do not have sufficient earnings, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee we will be able to do.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on our indebtedness, including the 7 3/4% Senior Subordinated Notes and amounts borrowed under the New Senior Secured Credit Facility, and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under the New Senior Secured Credit Facility or otherwise in amounts sufficient to enable us to service our indebtedness, including the amounts borrowed under the New Senior Secured Credit Facility and the 7 3/4% Senior Subordinated Notes, or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, the Indenture and the New Senior Secured Credit Facility may restrict us from adopting any of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would otherwise adversely affect the 7 3/4% Senior Subordinated Notes.

The terms of the New Senior Secured Credit Facility and the Indenture may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The New Senior Secured Credit Facility and the Indenture contain restrictive covenants that impose significant operating and financial restrictions on TD Group, TransDigm Inc. and its subsidiaries (in the case of the New Senior Secured Credit Facility) and TransDigm Inc. and its subsidiaries (in the case of the Indenture) and may limit their ability to engage in acts that may be in our long-term best interests. The New Senior Secured Credit Facility and Indenture include covenants restricting, among other things, the ability of TD Group, TransDigm Inc. and its subsidiaries (in the case of the New Senior Secured Credit Facility) and TransDigm Inc. and its subsidiaries (in the case of the Indenture) to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay distributions on, redeem or repurchase our capital stock or redeem or repurchase our subordinated debt;

•	make investments;

•	sell assets;

•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•	incur or suffer to exist liens;

•	consolidate, merge or transfer all or substantially all of our assets;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries; and

•	engage in certain business activities.

A breach of any of these covenants could result in a default under the New Senior Secured Credit Facility or the Indenture. If any such default occurs, the lenders under the New Senior Secured Credit Facility and the holders of the 7 3/4% Senior Subordinated Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the New Senior Secured Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the New Senior Secured Credit Facility, the lenders under that facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 7 3/4% Senior Subordinated Notes. If the debt under the New Senior Secured Credit Facility or the 7 3/4% Senior Subordinated Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the 7 3/4% Senior Subordinated Notes and our other debt.

We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees could adversely affect our business.

Because our products are complicated and highly engineered, we depend on an educated and trained workforce. There is substantial competition for skilled personnel in the aircraft component industry, and we could be adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel.

As of September 30, 2006, we had approximately 1,400 employees. Approximately 9% of our employees were represented by the United Steelworkers Union, approximately 4% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 6% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between us and these labor unions expire in April 2008, November 2008 and May 2009, respectively. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could materially and adversely affect our ability to provide products to our customers.

Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

Our business is affected by the price and availability of the raw materials and component parts that we use to manufacture our components. Our business, therefore, could be adversely impacted by factors affecting our suppliers (such as the destruction of our suppliers’ facilities or their distribution infrastructure, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers. Because we maintain a relatively small inventory of raw materials and component parts, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.

We are subject to a number of environmental laws and regulations, and we could incur substantial costs as a result of violations of or liabilities under such environmental laws and regulations.

Our operations and facilities are subject to a number of federal, state and local environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water and the handling, storage and disposal of hazardous materials. We could incur substantial costs, including clean-up costs, fines and sanctions and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations.

Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials also may be held liable for such costs at a disposal or treatment site, regardless of whether the affected site is owned or operated by them. Contaminants have been detected at some of our present and former sites, principally in connection with historical operations, and investigations and/or clean-ups have been undertaken by us or by former owners of the sites. We also receive inquiries and notices of potential liability with respect to offsite disposal facilities from time to time. Although we are not aware of any sites for which material obligations exist, the discovery of additional contaminants or the imposition of additional clean-up obligations could result in significant liability.

We intend to pursue future acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.

A significant portion of our growth has occurred through acquisitions. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or we may be unable to acquire desired businesses or assets on economically acceptable terms. In addition, we may not be able to raise the money necessary to complete future acquisitions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

We regularly engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could likely result in the incurrence of additional debt and contingent liabilities and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

In addition, we may not be able to successfully integrate any business we acquire into our existing business. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service and attract customers and develop new products and services. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, license agreements and technology were approximately $226.0 million at September 30, 2006, representing approximately 15.9% of our total assets. Goodwill recognized in accounting for the Mergers and other recent acquisitions was approximately $877.8 million at September 30, 2006, representing approximately 61.9% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets and/our goodwill were impaired within the meaning of applicable accounting regulations, we would be required to write-off the amount of any impairment.

We face significant competition.

We operate in a highly competitive global industry and compete against a number of companies, including divisions of larger companies, some of which have significantly greater resources than we do, and therefore may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large public corporations to small privately held entities. We believe that our ability to compete depends on high product performance, consistent high quality, short lead-time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs. We may have to adjust the prices of some of our products to stay competitive.

We could be adversely affected if one of our components causes an aircraft to crash.

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that we have designed, manufactured or serviced. While we believe that our liability insurance is adequate to protect us from future products liability claims, it may not be adequate. We may not be able to maintain insurance coverage in the future at an acceptable cost. Any such liability not covered by insurance or for which third party indemnification is not available could result in significant liability to us.

In addition, a crash caused by one of our components could also damage our reputation for quality products. We believe our customers consider safety and reliability as key criteria in selecting a provider of aircraft components. If a crash were to be caused by one of our components, or if we were otherwise to fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers may be materially adversely affected.

Our stock prices may be volatile, and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the purchase price due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects, including possible changes due to the cyclical nature of the aerospace industry and other factors such as fluctuations in OEM and aftermarket ordering, which could cause short-term swings in profit margins.

Future sales of our common stock in the public market could lower our share price.

A substantial amount of our outstanding stock is held by affiliates and not currently traded in the public market. While the sale of these shares into the open market may be limited by applicable regulations, the stockholders of these shares are not bound by any contractual obligations not to sell. Thus, our existing stockholders may sell additional shares of common stock into the public markets. In addition, we may sell additional shares of common stock into the public markets or issue convertible debt securities to raise capital in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the public markets or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities to raise capital at a time and price that we deem appropriate.

Our principal stockholder and its affiliates will be able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

Warburg Pincus, through its control of TD Group, LLC, is deemed to beneficially own approximately 70% of our outstanding common stock as of November 1, 2006. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchase of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

As a result of Warburg Pincus’ control of TD Group, LLC and representation on our Board of Directors, Warburg Pincus will be able to influence all affairs and actions of our company, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interest of Warburg Pincus may differ from the interest of our other stockholders. For example, Warburg Pincus could oppose a third party offer to acquire us that you might consider attractive, and the third party may not be able or willing to proceed unless Warburg Pincus supports the offer. In addition, if our Board of Directors supports a transaction requiring an amendment to our certificate of incorporation, Warburg Pincus, through its control of TD Group, LLC, is currently in a position to defeat any required stockholder approval of the proposed amendment. If our Board of Directors supports an acquisition of us by means of a merger or similar transaction, the vote of Warburg Pincus, as the managing member of TD Group, LLC, alone is currently sufficient to approve or block the transaction under Delaware law. In each of these cases and in similar situations, you may disagree with Warburg Pincus as to whether the action opposed or supported by Warburg Pincus is in the best interest of our stockholders.

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the NYSE rules and, as a result, you will not have the protections afforded by these corporate governance requirements.

Because TD Group, LLC controls more than 50% of the voting power of our common stock, we are considered to be a “controlled company” for the purposes of the NYSE listing requirements. Under the NYSE rules, a “controlled company” may elect not to comply with certain NYSE corporate government requirements, including (1) the requirement that a majority of our Board of Directors consist of independent directors, (2) the requirement that the nominating and corporate governance committee of our Board of Directors be composed entirely of independent directors and (3) the requirement that the compensation committee of our Board of Directors be composed entirely of independent directors. Given that TD Group, LLC controls a majority of the voting power of our common stock, we are permitted, and have elected, to opt out of compliance with certain NYSE corporate governance requirements. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Our corporate documents and Delaware law contain certain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our Board of Directors to issue up to 149,600,000 shares of “blank check” preferred stock. Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, holders of preferred stock could make it more difficult for a third party to acquire us. In addition, our amended and restated certificate of incorporation provides for a staggered Board of Directors, whereby directors serve for three-year terms, with approximately one-third of the directors coming up for re-election each year. Having a staggered board will make it more difficult for a third party to obtain control of our Board of Directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our Board of Directors. Our amended and restated certificate of incorporation also provides that the affirmative vote of the holders of at least 75% of the voting power of our issued and outstanding capital stock, voting together as a single class, is required for the alteration, amendment or repeal of certain provisions of our amended and restated certificate of incorporation, including the provisions authorizing a staggered board, and certain provisions of our amended and restated bylaws, including the provisions relating to our stockholders’ ability to call special meetings, notice provisions for stockholder business to be conducted at an annual meeting, requests for stockholder lists and corporate records, nomination and removal of directors, and filling of vacancies on our Board of Directors.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder”, we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203. TD Group, LLC, Warburg Pincus and their affiliates do not constitute “interested stockholders” for the purposes of Section 203 of the Delaware General Corporation Law.

We do not intend to pay regular cash dividends on our stock.

We do not anticipate declaring or paying regular cash dividends on our common stock or any other equity security in the foreseeable future. The amounts that may be available to us to pay cash dividends are restricted under out debt and other agreements. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, you should not rely on dividend income from shares of our common stock.

ITEM 2.	PROPERTIES

TransDigm’s owned properties as of September 30, 2006 are as follows:

Location	Square Footage
Los Angeles, CA	131,000
Cleveland, OH	50,000
Painesville, OH	63,900
Waco, TX	218,800
Liberty, SC	219,000
Avenel, NJ	48,500

TransDigm’s leased properties as of September 30, 2006 are as follows:

Location	Square Footage
Fullerton, CA	100,000
Camarillo, CA	70,000
Gardena, CA	25,000
Cleveland, OH	7,100

TransDigm also leases certain of its other non-material facilities. Management believes that our machinery, plants and offices are in satisfactory operating condition and that it will have sufficient capacity to meet foreseeable future needs without incurring significant additional capital expenditures.

ITEM 3.	LEGAL PROCEEDINGS

During the ordinary course of business, TransDigm is from time to time threatened with, or may become a party to, legal actions and other proceedings related to its businesses, products or operations. While TransDigm is currently involved in some legal proceedings, management believes the results of these proceedings will not have a material effect on its financial condition, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of TD Group.

PART II

ITEM 5.	M ARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We completed the Initial Public Offering on March 20, 2006. Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol TDG. The following chart sets forth, for the periods indicated, the high and low sales prices of the common stock on the NYSE.

Quarterly Stock Prices	High	Low
For Quarter ended April 1, 2006	$26.20	$23.90
For Quarter ended July 1, 2006	26.73	21.42
For Quarter ended September 30, 2006	27.46	22.12

Holders

As of November 1, 2006, the number of beneficial holders of record of our common stock was approximately 1,920.

Dividends

There have been no cash dividends declared on any class of common equity of TD Group for the two most recent fiscal years.

We do not anticipate declaring or paying regular cash dividends on our common stock in the foreseeable future. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, and other factors deemed relevant by our board of directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our debt documents and may be limited by future debt or other agreements that we may enter into.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of TD Group or its predecessor for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004, the period from July 23, 2003 (date of formation) through September 30, 2003, the period from October 1, 2002 through July 22, 2003 and the fiscal year ended September 30, 2002, which have been derived from TD Group’s or its predecessor’s audited consolidated financial statements. The Company’s consolidated financial statements for the periods subsequent to the Mergers (see “Business—The Company”) reflect a new basis of accounting incorporating the fair value adjustments made in recording the Mergers while the periods prior to the Mergers reflect the historical cost basis of the Company. Accordingly, the accompanying selected historical consolidated financial and other data as of dates and for periods prior to the Mergers are labeled as “Predecessor”.

Separate historical financial information of TransDigm Inc. is not presented since the 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or material assets separate from its investment in TransDigm Inc.

On February 24, 2003, TransDigm (through MarathonNorco Aerospace, Inc., a subsidiary of TransDigm Inc.) acquired certain assets and assumed certain liabilities of Norco from TransTechnology Corporation. On July 9, 2004, TransDigm acquired the stock of Avionic Instruments, Inc. (“Avionic”). On December 31, 2004, TransDigm (through Skurka Aerospace Inc. (“Skurka”), a subsidiary of TransDigm Inc.) acquired certain assets and assumed certain liabilities of Skurka Engineering Company. On January 28, 2005, TransDigm acquired all of the outstanding capital stock of Fluid Regulators Corporation (“Fluid Regulators”), a wholly-owned subsidiary of Esterline Technologies Corporation. On June 30, 2005, TransDigm, through Skurka, acquired an aerospace motor product line from Eaton Corporation. On May 1, 2006, TransDigm, through Skurka, acquired certain assets and assumed certain liabilities of Electra-Motion. On June 12, 2006, TransDigm acquired the stock of Sweeney. All of the acquisitions were accounted for as purchases. The results of operations of the acquired businesses are included in TD Group’s consolidated financial statements from the date of each of the acquisitions.

We present below certain financial information based on our EBITDA and EBITDA As Defined. We note that neither EBITDA nor EBITDA As Defined is a measurement of financial performance under GAAP and neither should be considered as an alternative to net income or operating cash flows determined in accordance with GAAP, and our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies. While we believe that the presentation of EBITDA and EBITDA As Defined will enhance an investor’s understanding of our operating performance, the use of EBITDA and EBITDA As Defined as an analytical tool has limitations and you should not consider either of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. For reconciliation of EBITDA and EBITDA As Defined to net income, please refer to the table below. For additional information regarding these non-GAAP financial measures, including a more detailed description with respect to the limitations of these non-GAAP financial measures, please refer to footnotes 9 and 10 below.

The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

					Predecessor
	Fiscal Years Ended September 30,			July 8, 2003 (Date of Formation) through September 30, 2003	October 1, 2002 through July 22, 2003	Fiscal Year Ended September 30, 2002

	2006	2005	2004
	(in thousands, except per share amounts )
Statement of Operations Data:
Net Sales	$435,164	$374,253	$300,703	$52,083	$241,185	$248,802
Gross profit(1)	221,290	184,270	136,505	11,684	114,669	114,227
Operating expenses:
Selling and administrative	48,309	38,943	31,201	5,205	20,167	23,962
Amortization of intangibles	6,197	7,747	10,325	1,975	945	6,294
Refinancing costs	48,617	—	—	—	—	—
Merger expenses(2)	—	—	—	—	176,003	—

Operating income (loss)(1)	118,167	137,580	94,979	4,504	(82,446)	83,971

Interest expense, net:	76,732	80,266	74,675	14,233	28,224	36,538

Income (loss) before income taxes	41,435	57,314	20,304	(9,729)	(110,670)	47,433
Provision (benefit) for income taxes	16,318	22,627	6,682	(3,970)	(40,701)	16,804

Net income (loss)	$25,117	$34,687	$13,622	$(5,759)	$(69,969)	$30,629

Net income (loss) available to common stockholders	$25,117	$34,687	$13,622	$(5,759)	$(72,638)	$27,727

Basic earnings (loss) per share computation:
Weighted-average common shares outstanding(3)	44,415	44,202	44,193	43,608	119.8	119.8

Net income (loss) per share(4)	$0.57	$0.78	$0.31	$(0.13)	$(606.38)	$231.44

Diluted earnings (loss) per share computation:
Weighted-average common shares outstanding(3)	47,181	46,544	46,300	43,608	119.8	138.0

Net income (loss) per share(5)	$0.53	$0.75	$0.29	$(0.13)	$(606.38)	$200.87

					Predecessor
	As of September 30,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(6)	$61,217	$104,221	$48,498	$18,902	$49,206
Marketable securities	—	—	50,601	—	—
Working capital	190,742	118,559	179,385	133,622	99,035
Total assets	1,416,712	1,427,748	1,345,912	1,315,395	402,226
Long-term debt, including current portion	925,000	889,846	892,788	894,997	408,952
Stockholders’ equity (deficiency)(7)	363,041	333,107	297,412	283,551	(77,156)

					Predecessor
	Fiscal Years Ended September 30,			July 8, 2003 (Date of Formation) through September 30, 2003	October 1, 2002 through July 22, 2003	Fiscal Year Ended September 30, 2002

	2006	2005	2004
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$3,058	$80,695	$111,139	$16,852	$(34,184)	$56,452
Investing activities	(35,323)	(20,530)	(77,619)	(469,319)	(57,267)	(5,439)
Financing activities	(10,739)	(4,442)	(3,924)	471,369	82,450	(13,028)
Depreciation and amortization	16,111	16,956	18,303	3,333	6,355	13,492
Capital expenditures	8,350	7,960	5,416	968	4,241	3,816
Ratio of earnings to fixed charges(8)	1.5x	1.7x	1.3x	—	—	2.3x
Other Data:
EBITDA(9)	$134,278	$154,536	$113,282	$7,837	$(76,091)	$97,463
EBITDA, margin(10)	30.9%	41.3%	37.7%	15.0%	(31.5)%	39.2%
EBITDA As Defined(9)	$194,437	$164,240	$139,084	$22,062	$102,306	$97,463
EBITDA As Defined, margin(10)	44.7%	43.9%	46.3%	42.4%	42.4%	39.2%

(1)	Gross profit and operating income (loss) include the effect of charges relating to purchase accounting adjustments to inventory associated with the Mergers and acquisition of various businesses and product lines for the fiscal years ended September 30, 2006, 2005 and 2004, the period July 8, 2003 (date of formation) through September 30, 2003 and October 1, 2002 through July 22, 2003 (date of closing of the Mergers) and the fiscal year ended September 30, 2002 of $200,000, $1,493,000, $18,471,000, $12,038,000, $855,000, and $0, respectively.
(2)	One-time merger-related charges were incurred in connection with the Mergers in July 2003.
(3)	The weighted-average common shares outstanding for the successor periods presented have been adjusted to give effect to the 149.6 for 1.00 stock split that occurred on March 14, 2006 in connection with the Initial Public Offering.
(4)	Net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the basic weighted average common shares outstanding.
(5)	Net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the diluted weighted-average common shares outstanding. However, stock options totaling 0.1 million outstanding at September 30, 2006, were excluded from the diluted earnings per share computation for fiscal 2006 due to the anti-dilutive effect of such options. Stock options totaling 7.3 million outstanding at September 30, 2003, were excluded from the diluted earnings per share computation for the period from July 8, 2003 (date of formation) through September 30, 2003 due to the anti-dilutive effect of such options.
(6)	On November 10, 2005, TransDigm Inc. paid a cash dividend of approximately $98.0 million to TransDigm Holdings and made bonus payments of approximately $6.2 million to certain members of our management. TransDigm Holdings used all of the proceeds received from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group entered into the TD Group Loan Facility and used the net proceeds received from the borrowings thereunder of approximately $193.8 million, together with substantially all of the proceeds received from the dividend payment from TransDigm Holdings, to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on its 12% senior unsecured promissory notes issued in connection with its acquisition of TransDigm Holdings in July 2003, which payments in the aggregate were equal to approximately $262.7 million, and (ii) make certain distributions to members of our management who participated in our deferred compensation plans, which distributions in the aggregate were equal to approximately $26.0 million.

(7)	In December 1998, the Company consummated a recapitalization, which had no impact on the historical basis of TransDigm’s consolidated assets and liabilities but resulted in the majority of the consideration paid in connection with the transaction being charged directly to TransDigm’s equity, creating a stockholders’ deficiency.
(8)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense. Earnings were insufficient by $9,729,000 and $110,670,000 to cover fixed charges for the period from July 8, 2003 (date of formation) through September 30, 2003 and the period from October 1, 2002 through July 22, 2003 (date of closing of the Mergers), respectively.
(9)	EBITDA represents earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is a useful indicator of our operating performance. Our management believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to measure a company’s operating performance without regard to items such as interest and debt expense, income tax expense and depreciation and amortization, which can vary substantially from company to company depending upon, among other things, accounting methods, book value of assets, capital structure and the method by which assets are acquired. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs, non-cash compensation and deferred compensation costs, certain non-recurring expenses incurred in connection with the Mergers, one-time special bonus payments made to members of our management and certain acquisition earnout costs, and as more fully described below, for fiscal year ended September 30, 2006, any and all expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges relating to our the refinancing. Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs and the preparation of our annual budget and our financial projections. In addition, the revolving credit facility under the New Senior Secured Credit Facility requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our Consolidated EBITDA (as defined therein). The New Senior Secured Credit Facility defines Consolidated EBITDA in the same manner as how we defined EBITDA As Defined for the fiscal year ended September 30, 2006. This financial covenant is a material term of the New Senior Secured Credit Facility as failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility (and, in turn, such an event of default could result in an event of default under the Indenture). In addition, our former senior secured credit facility required compliance, on a pro forma basis, with a leverage ratio, a fixed charge coverage ratio and an interest coverage ratio, all of which were measured based on our Consolidated EBITDA (as defined therein). The former senior secured credit facility defined Consolidated EBITDA in a manner equal to how we defined EBITDA As Defined for the periods presented prior to fiscal 2006, and such historical definition was substantially similar to the definition of Consolidated EBITDA under the New Senior Secured Credit Facility, except that for purposes of computing Consolidated EBITDA under the New Senior Secured Credit Facility, we are permitted to add back to net income any and all expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges related to the refinancing.

Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of EBITDA and EBITDA As Defined as an analytical tool has limitations, and you should not consider either of them in isolation, or as substitutes for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

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

Because of these limitations, EBITDA and EBITDA As Defined should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA or EBITDA As Defined in isolation, and specifically by using other GAAP measures, such as net income, net sales and operating profit, to measure our operating performance. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under GAAP and neither should be considered as an alternative to net income or cash flow from operations determined in accordance with GAAP. Our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

(10)	The EBITDA margin represents the amount of EBITDA as a percentage of net sales. The EBITDA As Defined Margin represents the amount of EBITDA As Defined as a percentage of net sales.

The following is a reconciliation of EBITDA and EBITDA As Defined to net income:

				July 8, 2003 (Date of Formation) through September 30, 2003	Predecessor
	Fiscal Years Ended September 30,				October 1, 2002 through July 22, 2003	Fiscal Year Ended September 30, 2002
	2006	2005	2004
	(in thousands)
Net income (loss)	$25,117	$34,687	$13,622	$(5,759)	$(69,969)	$30,629
Add:
Depreciation and amortization	16,111	16,956	18,303	3,333	6,355	13,492
Interest expense, net	76,732	80,266	74,675	14,233	28,224	36,538
Provision (benefit) for income taxes	16,318	22,627	6,682	(3,970)	(40,701)	16,804

EBITDA	134,278	154,536	113,282	7,837	(76,091)	97,463
Add:
Inventory purchase accounting adjustments(1)	200	1,493	18,471	12,038	855	—
Acquisition integration costs(2)	1,032	1,363	1,162	1,154	1,539	—
Non-cash compensation and deferred compensation costs(3)	988	6,848	6,169	1,033	—	—
Merger expenses(4)	—	—	—	—	176,003	—
One-time special bonus payments(5)	6,222	—	—	—	—	—
Acquisition earnout costs(6)	450	—	—	—	—	—
Refinancing costs(7)	48,617	—	—	—	—	—
Non-recurring IPO expenses(8)	2,650	—	—	—	—	—

EBITDA As Defined	$194,437	$164,240	$139,084	$22,062	$102,306	$97,463

(1)	Represents the portion of the purchase accounting adjustments to inventory associated with the Mergers and to the acquisitions of various entities, businesses and a product line that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate various entities, businesses and a product line into the Company’s operations.
(3)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans. The amount reflected above for the fiscal year ended September 30, 2006 includes (i) a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two of our deferred compensation plans during such period and (ii) expense recognized by us under a new deferred compensation plan adopted by us during such period.
(4)	Represents one-time charges incurred in connection with the Mergers in July 2003.
(5)	Represents the aggregate amount of one-time special bonuses paid on November 10, 2005 to members of management. On November 10, 2005, we entered into an amendment to our former senior secured credit facility pursuant to which the lenders thereunder agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.
(6)	Represents the amount recognized for the potential earnout payment to Howard Skurka pursuant to the terms of the retention agreement entered into with him in connection with Skurka’s acquisition of substantially all of the assets of Skurka Engineering Company in December 2004. Pursuant to the November 10, 2005 amendment to our former senior secured credit facility described above, the lenders thereunder agreed to exclude earnout payments and deferred purchase price payments made in connection with certain permitted acquisitions from the calculation of EBITDA As Defined.
(7)	Represents costs incurred in connection with the refinancing in June 2006, including the premium paid to redeem our 8 3/8% senior subordinated notes of $25.6 million, the write off of debt issue costs of $22.9 million, and other expenses of $0.1 million.
(8)	Represents non-recurring costs and expenses incurred by TD Group related to the Initial Public Offering.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data” and TD Group’s consolidated financial statements and the related notes included elsewhere in this report. References to “TransDigm”, “the Company”, “we”, “us”, “our” and similar references refer to TD Group, TransDigm Inc. and TransDigm Inc.’s subsidiaries, unless the context otherwise indicates. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under the heading entitled “Risk Factors” and elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, gear pumps, mechanical/electro-mechanical actuators and controls, NiCad batteries/chargers, power conditioning devices, hold-open rods and locking devices, engineered connectors, engineered latches and cockpit security devices, lavatory hardware and components, specialized AC/DC electric motors and specialized valving. Each of these product offerings consists of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For fiscal year 2006, we generated net sales of $435.2 million and net income of $25.1 million. In addition, for fiscal year 2006, our EBITDA was $134.3 million, or 30.9% of net sales, our EBITDA As Defined was $194.4 million, or 44.7% of net sales, and our capital expenditures were $8.3 million, or 1.9% of net sales. See “EBITDA and EBITDA As Defined” below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

We estimate that over 90% of our net sales for fiscal year 2006 were generated by proprietary products for which we own the design. These products are generally approved and certified by airframe manufacturers (who often certify only one manufacturer’s component design for a specific application on an aircraft), government agencies and/or the FAA and similar entities or agencies. In addition, for fiscal year 2006, we estimate that we generated approximately 75% of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold as original equipment on an aircraft, we generate net sales from recurring aftermarket consumption over the life of that aircraft. This installed base and our sole source provider position generate a long-term stream of aftermarket revenues over the estimated 30-year life of an individual aircraft. We estimate that approximately 60% of our net sales in fiscal year 2006 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to OEMs.

In fiscal year 2006, our top two customers accounted for approximately 19% of our net sales, and during this same period our top ten customers accounted for approximately 48% of our net sales. However, our components are ultimately used on a large, diverse installed base of aircraft and, therefore, we are not overly dependent on any single airframe produced by any of our customers or other ultimate end-users of our products.

In the commercial aerospace sector, which generated approximately 72% of our net sales for fiscal year 2006, we sell to distributors of aftermarket components, as well as directly to commercial airlines, aircraft maintenance facilities, systems suppliers, and aircraft and engine OEMs. In addition, for fiscal year 2006, approximately 24% of our net sales were attributable to the defense aerospace sector, with approximately 7% of our overall net sales for this period being attributable to various agencies and buying organizations of the U.S. Government. Net sales to the defense sector are generated primarily through sales to the United States and foreign militaries, brokers, distributors and defense OEMs. The remaining portion of our net sales in fiscal year 2006, or approximately 4% of our net sales during this period, were derived from industries with similar niche engineered product characteristics such as the mining, military ground vehicle and power generation industries.

Recent Developments

Financing Transaction and Intercompany Merger

On May 25, 2006, we commenced a tender offer to purchase for cash any and all of our outstanding 8 3/8% senior subordinated notes and, in connection therewith, we solicited consents to amend the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants and eliminate or modify certain events of default. On June 23, 2006, we closed the tender offer and consent solicitation for the 8 3/8% senior subordinated notes. In connection with the closing, we purchased all of the issued and outstanding 8 3/8% senior subordinated notes that were validly tendered, totaling $399.7 million in aggregate principal amount. On August 7, 2006, we redeemed all of the 8 3/8% senior subordinated notes that remained outstanding after the consummation of the tender offer.

In addition, simultaneously with the closing of the tender offer and consent solicitation for the 8 3/8% senior subordinated notes, we entered into the New Senior Secured Credit Facility, which consists of a $650 million term loan facility, all of which was funded at the closing of such financing transaction, and a revolving loan facility with a total borrowing availability of $150 million, none of which was drawn at the closing of such financing transaction.

On June 23, 2006, simultaneously with the consummation of the other transactions described above, we consummated the offering and sale of the 7 3/4% Senior Subordinated Notes. We used the net proceeds from the offering and sale of the 7 3/4% Senior Subordinated Notes, together with the initial borrowings under the New Senior Secured Credit Facility and a portion of our existing cash balances, to fund (1) the repayment of the entire $288.4 million of principal amount outstanding under our former senior secured credit facility, (2) the repayment of the entire $200 million of principal amount outstanding under the TD Group’s outstanding loan facility, (3) the purchase of all of our 8 3/8% senior subordinated notes that were tendered in connection with the tender offer for such notes totaling $399.7 million, (4) the payment of accrued and unpaid interest on all such indebtedness and (5) the payment of all premiums and transaction expenses associated therewith.

In an effort to simplify our organizational structure, on June 23, 2006, TD Finance Corporation, a wholly-owned subsidiary of TransDigm Inc., was merged with and into TransDigm Inc., with TransDigm Inc. continuing as the surviving corporation. TD Finance Corporation did not conduct any operations and did not have assets other than an intercompany note receivable from TransDigm Holdings. In addition, on June 26, 2006, TransDigm Holdings was merged with and into TransDigm Inc., with TransDigm Inc. continuing as the surviving corporation. TransDigm Holdings did not conduct any operations and did not have any significant assets other than its ownership interest in TransDigm Inc. Accordingly, TransDigm Inc. is a wholly-owned subsidiary of TD Group.

TD Group’s Initial Public Offering

On March 20, 2006, certain stockholders of TD Group and certain members of our management sold an aggregate of 12,597,756 shares of TD Group’s common stock in the Initial Public Offering at a price of $21.00 per share. TD Group did not offer any shares of its common stock for sale in the Initial Public Offering and TD

Group did not receive any of the proceeds from the sale of such shares by the selling stockholders. As a result of the Initial Public Offering, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG.”

Dividend and Bonus Payments

On November 10, 2005, TD Group closed on a $200 million loan facility. In connection with the closing of that loan facility, TransDigm Inc. paid a cash dividend of approximately $98.0 million to TransDigm Holdings and made bonus payments of approximately $6.2 million to certain members of our management (which bonus payments were in addition to amounts paid to certain members of our management under our deferred compensation plans, as described below). TransDigm Holdings used all of the proceeds received from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group used the net proceeds received from its loan facility of approximately $193.8 million, together with substantially all of the proceeds received from the dividend payment from TransDigm Holdings, to:

•	prepay the entire outstanding principal amount and all accrued and unpaid interest on its 12% senior unsecured promissory notes issued in connection with its acquisition of TransDigm Holdings in July 2003, with all such payments totaling approximately $262.7 million;

•	make distributions to certain members of our management who participated in the TD Holding Corporation 2003 Rollover Deferred Compensation and Phantom Stock Unit Plan, or the Rollover Deferred Compensation Plan, of their vested deferred compensation account balances, with all such distributions totaling approximately $23.0 million; and

•	make distributions to certain members of our management and one of our directors who participated in the TD Holding Corporation 2003 Management Deferred Compensation and Phantom Stock Unit Plan, or the Management Deferred Compensation Plan, of their vested and a portion of their unvested deferred compensation account balances, with all such distributions totaling approximately $3.0 million (with approximately $1.8 million of such distributions being attributable to vested deferred compensation account balances and approximately $1.2 million being attributable to unvested deferred compensation account balances).

In connection with the distributions under the Rollover Deferred Compensation Plan, the Board of Directors of TD Group approved the termination of the Rollover Deferred Compensation Plan, with such termination becoming effective on November 10, 2005. The Management Deferred Compensation Plan was terminated effective as of December 16, 2005 in connection with our adoption of a new deferred compensation plan, which is described in more detail elsewhere in this report.

Government Pricing Review

Certain parts sold by five of our divisions and subsidiaries to the DOD through various buying agencies of the Defense Logistics Agency have been the subject of a pricing review by the DOD Office of Inspector General. The pricing review examined whether the various buying offices within the Defense Logistics Agency had negotiated “fair and reasonable” prices for certain sole source spare parts purchased from those divisions and subsidiaries during fiscal years 2002 through 2004. On February 28, 2006, we received a copy of the Inspector General’s final report dated February 23, 2006, and on April 19, 2006, the Inspector General made public a redacted version thereof. The report recommends (i) that the Defense Logistics Agency request that those five subsidiaries and divisions voluntarily refund, in the aggregate, approximately $2.6 million for allegedly overpriced parts, and (ii) that Defense Logistics Agency contracting officers reevaluate their procedures for determining the reasonableness of pricing for sole source spare parts purchased from those divisions and subsidiaries and seek to develop Strategic Supplier Alliances with those divisions and subsidiaries.

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

The Company’s position has been, and continues to be, that our pricing has been fair and reasonable and that there is no legal basis for the amount suggested as a refund by the Inspector General in its report. In response to the report, we offered reasons why we disagree with the Inspector General’s overall analysis. The Defense Logistics Agency has requested additional information from the Company and the Company’s position on the voluntary refund. The Company has responded to such request.

In February 2006, the Defense Logistics Agency made a request to initiate discussions regarding future pricing and develop an acquisition strategy that will mutually strengthen TransDigm’s and the Defense Logistics Agency’s business relationship. The parties have discussed and are considering future purchasing approaches but negotiations with the Defense Logistics Agency regarding Strategic Supplier Alliances or any specific approach have not yet commenced, but may occur at a later date. As a result of those negotiations, it is possible that the divisions and subsidiaries subject to the pricing review will enter into Strategic Supplier Alliances with the Defense Logistics Agency. It is likely in connection with any Strategic Supplier Alliance, the Defense Logistics Agency will seek prices for parts based on cost or may seek volume discounts or other favorable pricing and/or the applicable division or subsidiary may agree to cost or pricing justification or appropriate discounts. It is also possible that the DOD may seek alternative sources of supply for such parts.

The entry into Strategic Supplier Alliances or a decision by the DOD to pursue alternative sources of supply for our sole source parts could reduce the amount of revenue we derive from, and the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government. While management believes that the entry into Strategic Supplier Alliances with the Defense Logistics Agency will not have a material adverse effect on our financial condition, liquidity or capital resources, there is no means to determine the outcome of any future negotiations or discussions at this time.

Certain Acquisitions

CDA Acquisition

On October 3, 2006, TransDigm Inc. acquired all of the issued and outstanding capital stock of CDA for an aggregate purchase price of approximately $45 million. CDA designs and manufactures specialized controllable drive actuators, motors, transducers and gearing. CDA’s products are used on a range of defense, space and commercial aircraft applications. The proprietary nature, established positions and aftermarket content of CDA’s products fit well with our overall business direction.

Sweeney Acquisition

On June 12, 2006, TransDigm Inc. acquired all of the outstanding capital stock of Sweeney for approximately $25.5 million in cash. Sweeney designs and manufactures specialized aerospace valving used primarily in fuel, environmental control and de-icing applications. Sweeney’s products are used on a range of defense and commercial aircraft applications. Sweeney’s product characteristics and market position fit well with our existing valving business. The acquired business was consolidated into our AeroControlex business in Painesville, Ohio during the first quarter of fiscal 2007.

Electra-Motion Acquisition

On May 1, 2006, Skurka, our wholly-owned subsidiary, acquired certain assets and assumed certain liabilities of Electra-Motion. The acquired business designs and manufactures specialized AC/DC motors for a broad range of aerospace applications. The acquired business was consolidated into Skurka’s existing aerospace motor business in Camarillo, California.

Motor Product Line Acquisition

On June 30, 2005, Skurka, our wholly-owned subsidiary, acquired an aerospace motor product line from Eaton Corporation for $9.6 million in cash. The acquired Eaton business has been a long-time supplier of aerospace motors and related products. The motor products are used on a range of commercial aircraft, as well as military programs. The proprietary products, market position and aftermarket content of the acquired business fit well with our overall direction. The acquired product line has been consolidated into Skurka’s existing aerospace motor business in Camarillo, California.

Fluid Regulators Acquisition

On January 28, 2005, TransDigm Inc. acquired all of the outstanding capital stock of Fluid Regulators from Esterline Technologies Corporation for $23.5 million in cash, net of a purchase price adjustment of $0.5 million received in April 2005. Fluid Regulators designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial and regional aircraft as well as many corporate and military aircraft. Fluid Regulators’ product characteristics and market position fit well with our overall direction. In addition, in an attempt to reduce the combined operating costs of Fluid Regulators and the AeroControlex division of TransDigm Inc., Fluid Regulators was merged into TransDigm Inc. on September 30, 2005.

Skurka Acquisition

On December 31, 2004, Skurka, our wholly-owned subsidiary, acquired certain assets and assumed certain liabilities of Skurka Engineering Company for $30.7 million in cash. The acquired business designs and manufactures engineered aerospace components, consisting primarily of AC/DC electric motors and transducers. The products are used on a wide range of commercial and military aircraft, ships and ground vehicles. The product characteristics and market position of the acquired business fit well with our overall direction.

EBITDA and EBITDA As Defined

The following table sets forth the calculation of EBITDA and EBITDA As Defined.

	Fiscal Years Ended September 30,
	2006	2005
	(in millions)
Net Income	$25.1	$34.7
Adjustments:
Depreciation and amortization expense	16.1	16.9
Interest expense, net	76.8	80.3
Income tax provision	16.3	22.6

EBITDA(1)	134.3	154.5
Adjustments:
Acquisition related costs(2)	1.6	2.9
Non-cash compensation and deferred compensation costs(3)	1.0	6.8
One-time special bonus(4)	6.2	—
Refinancing costs(5)	48.6	—
Non-recurring IPO costs(6)	2.7	—

EBITDA As Defined(7)(8)	$194.4	$164.2

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization.
(2)	Represents costs incurred to integrate acquired businesses into TD Group’s operations, purchase accounting adjustments to inventory that were charged to cost of sales when the inventory was sold and acquisition earnout costs. The amount recognized for the potential earnout payment to Howard Skurka is pursuant to the terms of the retention agreement entered into with him in connection with our acquisition of substantially all of the assets of Skurka in December 2004.
(3)	Represents the expenses recognized by the Company under our stock and deferred compensation plans. The amount reflected above for fiscal 2006 includes (i) a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two of our deferred compensation plans during fiscal 2006 and (ii) expense recognized by us under a new deferred compensation plan adopted by us in December 2005.
(4)	Represents the aggregate amount of one-time special bonuses paid on November 10, 2005 to certain members of management. On November 10, 2005, we entered into an amendment to our former senior secured credit facility pursuant to which the lenders thereunder agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.
(5)	Represents costs associated with refinancing the debt structure of TD Group, including the premium of $25.6 million paid to redeem our 8 3/8% senior subordinated notes, the write off of debt issue costs of $22.9 million, and other expenses of $0.1 million.
(6)	Represents non-recurring costs and expenses incurred by TD Group related to the Initial Public Offering.
(7)

EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs, non-cash compensation and deferred compensation costs, certain non-recurring expenses incurred in connection with the Mergers, one-time special bonus payments made to members of our management and certain acquisition earnout costs, and as more fully described below, for the fiscal year ended September 30, 2006, any and all expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges relating to the refinancing. Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs and the preparation of our annual budget and our financial projections. In addition, the revolving credit facility under the New Senior Secured Credit Facility requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our Consolidated EBITDA (as defined therein). The New Senior Secured Credit Facility defines Consolidated

EBITDA in a manner equal to how we defined EBITDA As Defined for the fiscal year ended September 30, 2006. This financial covenant is a material term of the New Senior Secured Credit Facility as failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility under the New Senior Secured Credit Facility (and, in turn, such an event of default could result in an event of default under the Indenture). In addition, our former senior secured credit facility required compliance, on a pro forma basis, with a leverage ratio, a fixed charge coverage ratio and an interest coverage ratio, all of which were measured based on our Consolidated EBITDA (as defined therein). The former senior secured credit facility defined Consolidated EBITDA in a manner equal to how we defined EBITDA As Defined for the periods presented prior to fiscal 2006, and such historical definition was substantially similar to the definition of Consolidated EBITDA under the New Senior Secured Credit Facility, except that for purposes of computing Consolidated EBITDA under the New Senior Secured Credit Facility, we are permitted to add back to net income, any and all expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges related to the refinancing.

(8)	Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of EBITDA and EBITDA As Defined as an analytical tool has limitations, and you should not consider either of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

•	neither EBITDA nor EBITDA As Defined reflects the significant interest expense, or the cash requirements necessary to service interest payments, on our indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither EBITDA nor EBITDA As Defined reflects any cash requirements for such replacements;

•	the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of EBITDA and EBITDA As Defined;

•	neither EBITDA nor EBITDA As Defined includes the payment of taxes, which is a necessary element of our operations; and

•	EBITDA As Defined excludes the cash expense we have incurred to integrate acquired businesses into our operations, which is a necessary element of certain of our acquisitions.

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

Trend Information

The commercial aerospace industry is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry suffered after the events of September 11, 2001 and the subsequent downturn in the global economy, the SARS epidemic and, more recently, from rising fuel prices and the conflicts in the Middle East. Recently, the industry has shown signs of strengthening with increases in RPMs, although rising fuel prices, conflicts in the Middle East, major airline financial distress and the risk of additional terrorist activity have tempered the recovery.

Our presence in both the commercial transport and military sectors of the aerospace industry may mitigate the impact on our business of any specific industry risk. We service a diversified customer base in the commercial and military aerospace industry, and we provide components to a diverse installed base of aircraft, which mitigates our exposure to any individual airframe platform. At times, declines in sales in any one sector have been offset by increased sales in another. For example, the commercial transport sector that we serve was adversely affected by the events of September 11, 2001, but the downturn in that market was partially offset by an increase in military aircraft spending that resulted from the military engagements in Afghanistan and Iraq and the war on terrorism.

There is industry consensus that conditions in the commercial transport market sector have improved recently. We are experiencing increased activity in the large commercial OEM sector (aircraft with 100 or more seats) driven by order announcements by The Boeing Company and Airbus S.A.S. We expect this level of activity to continue in the near future.

RPMs are recovering to pre-September 11, 2001 levels or higher, and absent any disruptive events, we are hopeful our aftermarket business will continue to follow this trend.

In recent years, defense spending has reached historic highs, due in part to the military engagements in Afghanistan and Iraq and the war on terrorism. After several recent quarters of continued growth, we have recently seen our military business level off. Our military business fluctuates from year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. We anticipate that military related sales of our types of products will experience modest, if any, growth over the current high levels.

The aerospace industry is cyclical and fragmented. There are many short-term factors (including inventory corrections, unannounced changes in order patterns and mergers and acquisitions) that can cause short-term disruptions in our weekly, monthly and quarterly shipment patterns as compared to previous quarters and the same periods in prior years. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discreet short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons.

There are also fluctuations in OEM and aftermarket ordering and delivery requests from quarter-to-quarter. Due to the differences between the profitability of our products sold to OEM and aftermarket customers, variation in product mix can cause short-term swings in gross margins. Again, in many instances these are timing events between quarters and must be balanced with macro aerospace industry indicators.

We believe that The Boeing Company and Airbus S.A.S. are in a period of increased production and we think we are well positioned on the new aircraft platforms recently announced. Having significant content on these new aircraft platforms could negatively impact our margin over the near term, given that OEM revenues tend to produce lower gross margins than aftermarket revenues, but should positively impact our business in future years as replacement aftermarket parts will be required to service these new aircrafts.

Although the aerospace industry is in a cycle of increased production, our business would be adversely affected by significant changes in the U.S. or global economy. Historically, aircraft travel, as measured by RPMs, generally correlates to economic conditions and a reduction in aircraft travel would result in a decrease in the need for aftermarket parts, which in turn would adversely affect our business.

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

We have identified the following as the most critical accounting policies upon which our financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most critical accounting policies are as follows:

Revenue Recognition and Related Allowances: Substantially all of our revenues are recognized based upon shipment of products to the customer, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. Provisions for returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. We have a history of making reasonably dependable estimates of such allowances; however, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.

Management estimates the allowance for doubtful accounts based on the aging of the accounts receivable and customer creditworthiness. The allowance also incorporates a provision for the estimated impact of disputes with customers. Management’s estimate of the allowance amounts that are necessary includes amounts for specifically identified losses and a general amount for estimated losses based on historical information. The determination of the amount of the allowance for doubtful accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate, management may need to increase the allowance for doubtful accounts.

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies throughout the Company’s operations, ranging from 90 days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. In addition, certain contracts with distributors contain right of return provisions. The Company accrues for estimated returns and warranty claims based on knowledge of product performance issues and excess inventories provided by its customers and industry sources. The Company also provides a general amount based on historical results. Historically, actual product returns and warranty claims have not differed materially from the estimates originally established.

Inventories: Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Because the Company sells products that are installed on airframes that can be in-service for 30 or more years, it must keep a supply of such products on hand while the airframes are in use. Provision for potentially obsolete or slow-moving inventory is made based on our analysis of inventory levels, past usage and future sales forecasts. Although management believes that the Company’s estimates of obsolete and slow-moving inventory are reasonable, actual results may differ materially from the estimates and additional provisions may be required in the future. In addition, in accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year.

Intangible Assets: The Mergers and other acquisitions have resulted in significant amounts of identifiable intangible assets and goodwill. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), are reviewed at least annually for impairment based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry and Company specific data. The profit margin assumptions included in the plans are projected based on the current cost structure and anticipated cost changes. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and the recognition of an impairment loss might be required. Intangible assets, such as goodwill, trademarks and trade names that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives.

Stock Options and Deferred Compensation Plans: Effective with the consummation of the Mergers, the Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires the measurement of compensation expense under the stock option plan to be based on the estimated fair values of the awards under the plan on the grant dates and amortizes the expense over the options’ vesting periods. In addition, the Company accounts for the cost of the deferred compensation plans of TD Group in accordance with Opinion No. 12 of the Accounting Principles Board, which requires the cost of deferred compensation arrangements to be accrued over the service period of the related employees in a systematic and rational manner.

Purchase accounting: Mergers and acquisitions are accounted for using the purchase method. Accordingly, fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in its consolidated financial statements from the effective date of merger or acquisition. We generally use third-party appraisals to assist us in determining the fair value adjustments.

Results of Operations

The following tables set forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales, (amounts in thousands):

	Fiscal Years Ended
	2006	2005	2004
Net sales	$435,164	$374,253	$300,703
Cost of sales	213,874	189,983	164,198
Selling and administrative	48,309	38,943	31,201
Amortization of intangibles	6,197	7,747	10,325
Refinancing costs	48,617	—	—

Income from operations	118,167	137,580	94,979
Interest expense, net	76,732	80,266	74,675
Income tax provision	16,318	22,627	6,682

Net income	$25,117	$34,687	$13,622

	Fiscal Years Ended
	2006	2005	2004
Net sales	100%	100%	100%
Cost of sales	49	51	55
Selling and administrative	11	10	10
Amortization of intangibles	2	2	3
Refinancing costs	11	—	—

Income from operations	27	37	32
Interest expense, net	17	22	25
Income tax provision	4	6	2

Net income	6%	9%	5%

Fiscal year ended September 30, 2006 compared with fiscal year ended September 30, 2005

Net Sales. Net sales increased by $60.9 million, or 16.3%, to $435.2 million for fiscal year 2006 from $374.3 million for fiscal year 2005. Sales growth excluding acquisitions was $40.0 million and represented a 10.7% increase over the prior year. The organic sales growth was primarily due to: (i) an increase of $20.9 million of commercial aftermarket sales resulting from the continuing recovery in the commercial aerospace market and the strength of our proprietary products and market position, as well as new business initiatives; and

(ii) an increase of $17.2 million of commercial OEM sales primarily resulting from the increase in production rates for The Boeing Company and Airbus S.A.S. and related OEM system suppliers as well as the business jet market. Partially offsetting the increase in organic sales was a slight decrease in military sales. The remaining $20.9 million increase resulted from the acquisitions of Skurka, Fluid Regulators, and a motor product line in fiscal 2005 and Electra-Motion and Sweeney in fiscal 2006.

Cost of Sales. Cost of sales increased by $23.9 million, or 12.6%, to $213.9 million for fiscal year 2006 from $190.0 from fiscal year 2005. Cost of sales as a percentage of sales decreased approximately 1.7 percentage points to 49.1% for fiscal year 2006 from 50.8% for fiscal year 2005. The increase in cost of sales was primarily due to increase volume associated with the higher net sales of $60.9 million discussed above, partially offset by a reduction in acquisition related costs of $1.6 million, or 0.6% of net sales. The decrease in cost of sales as a percentage of sales was primarily due to productivity improvements and the reduction in acquisition related costs partially offset by negative product mix from higher OEM sales.

Selling and Administrative Expenses. Selling and administrative expenses increased by $9.4 million or 24.1%, to $48.3 million for fiscal year 2006 from $38.9 million for fiscal year 2005. The increase was due to (i) a one-time special bonus of $6.2 million, or 1.4% of net sales, paid to certain members of management, (ii) the costs associated with higher net sales discussed above, and (iii) non-recurring Initial Public Offing costs of $2.7 million, or 0.6% of net sales. These increases were partially offset by (i) reversal of previously recorded charges of $3.8 million, or 0.9% of net sales, resulting from the termination in fiscal 2006 of the Rollover Deferred Compensation Plan and Management Deferred Compensation Plan, and (ii) the decrease of $3.2 million due to lower compensation expense recorded under the new management deferred compensation plan adopted in December 2005.

Selling and administrative expenses as a percentage of net sales increased to 11.1% for fiscal year 2006 from 10.4% for the comparable period last year, primarily due to the factors described above.

Amortization of Intangibles. Amortization of intangibles decreased by $1.6 million to $6.2 million for fiscal year 2006 from $7.8 million for fiscal year 2005. The decrease was primarily due to order backlog that was recorded in accounting for acquisitions made in fiscal 2005 that was subsequently fully amortized in fiscal 2006.

Refinancing Costs. Refinancing costs represent a one-time charge that was recorded in June 2006 as a result of the refinancing of TransDigm’s entire debt structure. The charge of $48.6 million consisted of the premium of $25.6 million paid to redeem our 8 3/8% senior subordinated notes and the write-off of $22.9 million of debt issue costs associated with our former senior credit facility, our 8 3/8% senior subordinated notes and the TD Group Loan Facility and other expenses of $0.1 million.

Income from Operations. Operating income decreased by $19.4 million, or 14.1%, to $118.2 million for fiscal year 2006 from $137.6 million for fiscal year 2005, primarily due to the refinancing costs of $48.6 million, partially offset by other factors described above.

Interest Expense. Interest expense decreased $3.5 million, or 4.4%, to $76.7 million for fiscal year 2006 from $80.3 million for fiscal year 2005. The net decrease was primarily the result of our refinancing of our debt structure during fiscal 2006. As a result of the refinancing, despite an increase in our average level of outstanding borrowings to approximately $904 million during fiscal 2006 from $891 million during fiscal 2005, the average interest rate decreased to 8.2% during fiscal 2006 from 8.6% during fiscal 2005 (see “Liquidity and Capital Resources” below).

Income Taxes. Income tax expense as a percentage of income before income taxes was 39.4% for fiscal year 2006 and was comparable to 39.5% for fiscal year 2005.

Net Income. Net income decreased $9.6 million, or 27.6%, to $25.1 million for fiscal year 2006 compared to $34.7 million for fiscal year 2005, primarily as a result of the refinancing and other factors referred to above.

Fiscal year ended September 30, 2005 compared with fiscal year ended September 30, 2004

Net Sales. Net sales increased by $73.6 million, or 24.5%, to $374.3 million for fiscal year 2005 from $300.7 million for fiscal year 2004. The increase is due to: (i) net sales attributable to the acquisition of Avionic in July 2004, Skurka in December 2004, Fluid Regulators in January 2005 and a motor product line in June 2005, which we refer to collectively as the Acquisitions, totaling $40.0 million; (ii) an increase in commercial OEM net sales of $14.5 million resulting from the higher production rates for The Boeing Company, Airbus S.A.S. and regional and business jet markets; (iii) an increase in military shipments of $9.5 million primarily due to the continued spending by the U.S. Government resulting in part from the conflicts in the Middle East; and (iv) an increase in commercial aftermarket sales of $9.6 million due to the continuing recovery of the commercial aerospace market.

Cost of Sales. Cost of sales increased by $25.8 million, or 15.7%, to $190.0 million for fiscal year 2005 from $164.2 million for fiscal year 2004. The increase was primarily attributable to the cost of the higher net sales of $73.6 discussed previously, partially offset by the $18.5 million charge, or 6.1% of net sales, that was recorded in fiscal year 2004 that resulted in increased cost of sales due to inventory purchase price accounting charges pertaining to the write-up of inventory associated with the Mergers that occurred in fiscal year 2003.

The improvement in cost of sales as a percentage of total net sales in fiscal year 2005 when compared to fiscal year 2004 was primarily due to the $18.5 million charge recorded in fiscal year 2004 that is discussed above, partially offset by less favorable product mix (i.e., higher OEM shipments) in fiscal year 2005 and the impact of lower margin revenues from the Acquisitions.

Selling and Administrative Expenses. Selling and administrative expenses increased by $7.7 million, or 24.8%, to $38.9 million for fiscal year 2005 from $31.2 million for fiscal year 2004 primarily due to the higher net sales discussed above. Selling and administrative expenses as a percentage of net sales were the same for both fiscal years.

Amortization of Intangibles. Amortization of intangibles decreased by $2.6 million to $7.7 million for fiscal year 2005 from $10.3 million for fiscal year 2004. The decrease was primarily due to the reduction of $3.1 million in order backlog amortization during fiscal year 2005. During fiscal year 2004, $5.4 million of order backlog that was recorded in accounting for the Mergers was fully amortized. This decrease was partially offset by an increase in amortization expense of approximately $0.5 million on the additional identifiable intangible assets recognized in connection with the Acquisitions.

Interest Expense. Interest expense increased by $5.6 million, or 7.5%, to $80.3 million for fiscal year 2005 from $74.7 million for fiscal year 2004 due to (i) an increase of $3.1 million in interest expense on the 12% senior unsecured promissory notes resulting from the semi-annual compounding of the accrued and unpaid interest on such notes since July 2003 and (ii) an increase in the interest rates on borrowings under the former senior secured credit facility, resulting in an additional $3.4 million of interest expense in fiscal year 2005. This increase was offset by certain other items, which resulted in a reduction in interest expense of $0.9 million.

Income Tax Provision. Income tax provision as a percentage of income before income taxes was 39.5% for fiscal year 2005 compared to 32.9% for fiscal year 2004. The increase in the income tax provision as a percentage of income before income taxes is largely due to two items: (i) the reduction in the benefit from foreign sales; and (ii) a change in the Ohio tax law. The reduction in the foreign sales benefit was due to higher income before income taxes in fiscal year 2005 and a change in the federal extraterritorial law that phases out the foreign sales deduction by 2007. Our reduced benefit from foreign sales increased our effective tax rate by 4.4%. The change in the Ohio tax law became effective on July 1, 2005 and replaced the income tax with a commercial activity tax by 2010. As a result of this law change, our ability to utilize net operating loss carryforwards was limited; therefore, adjustments were made to non-current deferred income tax assets and liabilities. These adjustments resulted in a charge to income tax expense of $1.3 million, or a 2.3% increase to the effective tax rate.

Net Income. Net income increased $21.1 million, or 154.6%, to $34.7 million for fiscal year 2005 compared to net income of $13.6 million for fiscal year 2004.

Backlog

As of September 30, 2006, the Company estimated its sales order backlog at $251.3 million compared to an estimated sales order backlog of $200.0 million as of September 30, 2005. This increase in backlog of $51.3 million is due in part to the acquisitions of Sweeney and Electra-Motion discussed above totaling approximately $11.2 million. The balance of the increase in sales order backlog is due to increases in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of September 30, 2006 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2006 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although the Company manufactures all of its products in the United States, some components are purchased from foreign suppliers and a portion of the Company’s products are resold to foreign end-users. The Company’s direct sales to foreign customers were approximately $102.7 million, $81.5 million, and $69.9 million in fiscal 2006, 2005, and 2004, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to the Company’s operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2006, 2005 and 2004 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company generated $3.1 million of cash from operating activities during fiscal 2006 compared to $80.7 million generated during fiscal 2005. The decrease of $77.6 million is primarily due to (i) the payment of accrued interest of $62.7 million relating to the 12% senior unsecured promissory notes and $12.3 million relating to the TD Group Loan Facility, (ii) the distributions to participants in our deferred compensation plans totaling approximately $26.0 million (in connection with the distributions under the deferred compensation plans, our Board of Directors approved the termination of the plans during the first quarter of fiscal 2006), and (iii) the payment of a one-time special bonus to certain members of management of $6.2 million. These decreases are partially offset by a $29.6 million increase in operating cash flows as a result of an increase in net sales and other factors described in “Changes in Results of Operations” above.

We generated $80.7 million of cash from operating activities during fiscal year 2005 compared to $111.1 million of cash generated from operating activities in fiscal year 2004. The decrease of $30.4 million in fiscal year 2005 is primarily due to the receipt of income tax refunds of $37.1 million during fiscal year 2004 resulting from the merger charge in the twelve-month period ended September 30, 2003.

Investing Activities. Cash used in investing activities increased to $35.3 million during fiscal 2006 from $20.5 million in fiscal 2005. The cash used in fiscal 2006 was for the acquisitions of Electra Motion and Sweeney for $27.0 million and capital expenditures of $8.3 million.

Cash used in investing activities decreased to $20.5 million during fiscal year 2005 compared to $77.6 million of cash used in investing activities during fiscal year 2004. The cash used in fiscal year 2005 was primarily for (i) the Acquisitions discussed previously of $63.2 million, offset by the sale of marketable securities (net of purchases) of $50.6 million, and (ii) capital expenditures of $8.0 million. The cash used in investing activities in fiscal year 2004 was primarily for the net purchase of marketable securities of $50.7 million and the acquisition of Avionic for $21.5 million.

Financing Activities. The Company used $10.7 million of cash during fiscal 2006 compared to using $4.4 million of cash during fiscal 2005. The increase during fiscal 2006 is due to: (i) the use of $4.5 million associated with the refinancing of the Company’s entire debt structure in June 2006 (see “Impact of Refinancing” below) and (ii) the use of $200 million of cash in connection with the repayment of the 12% senior unsecured promissory notes in November 2005. Partially offsetting these increases was the borrowing under the TD Group Loan Facility of $193.8 million. The Company used $3.9 million of cash from financing activities during fiscal year 2004 primarily for the repayment of term loans and a license agreement.

Impact of Refinancing

In June 2006 TransDigm refinanced its entire debt structure. In connection with the refinancing, TransDigm Inc. obtained a New Senior Secured Credit Facility. The New Senior Secured Credit Facility consists of a $650 million term loan facility, which was fully drawn at closing, and a $150 million revolving loan facility, of which $148.8 million was available as of September 30, 2006.

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

Under the terms of the New Senior Secured Credit Facility, TransDigm Inc. has the right to request (but no lender is committed to provide) additional term loans of up to $250 million, subject to the satisfaction of customary conditions, including pro forma compliance with the financial covenants contained in the New Senior Secured Credit Facility after giving effect to any such incremental term loan borrowings.

The New Senior Secured Credit Facility is guaranteed by TD Group and all of TransDigm Inc.’s current and future domestic restricted subsidiaries, and is secured by a first priority security interest in substantially all of the existing and future property and assets of TransDigm Inc. and all of TransDigm Inc.’s existing and future domestic restricted subsidiaries, and a first priority pledge of the capital stock of TransDigm Inc. and TransDigm Inc.’s domestic subsidiaries and 65% of the voting capital stock of TransDigm Inc.’s foreign subsidiary.

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

TD Group Loan Facility

On November 10, 2005, certain lenders made loans to TD Group in an aggregate principal amount of $200 million, and on such date and after giving effect to the fees and expenses paid in connection with the consummation of such transactions, TD Group received aggregate net proceeds of approximately $193.8 million. On November 10, 2005, TD Group used the net proceeds received from TD Group’s loan facility, or the TD Group Loan Facility, together with substantially all of the proceeds received from the dividend payment from TransDigm Holdings described above to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on the 12% senior unsecured promissory notes, with all such payments totaling approximately $262.7 million, and (ii) make certain distributions under the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan, with the aggregate distributions that were made under such deferred compensation plans totaling approximately $26.0 million.

The TD Group Loan Facility was to mature in November 2011. The principal amount of the indebtedness outstanding under the TD Group Loan Facility was not amortized and, therefore, the entire balance thereof would have been payable upon maturity in November 2011, subject to certain required prepayment events.

Upon consummation of the refinancing in June 2006, the entire $200 million outstanding under the TD Group Loan Facility, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, was repaid.

12% Senior Unsecured Promissory Notes

In connection with the Mergers, TD Group issued the senior unsecured promissory notes, or the 12% senior unsecured promissory notes, in an aggregate principal amount of approximately $200 million. The 12% senior unsecured promissory notes were unsecured and were not guaranteed by any of TD Group’s direct or indirect subsidiaries, including TransDigm Inc. The 12% senior unsecured promissory notes were scheduled to mature in July 2008. The principal amount of the indebtedness outstanding under the 12% senior unsecured promissory notes was not amortized and, therefore, the entire balance thereof was payable upon maturity in July 2008, subject to certain required prepayment events. The 12% senior unsecured promissory notes accrued interest at a rate per annum equal to 12%, compounded semi-annually, with all interest being payable upon maturity or the earlier repayment of the 12% senior unsecured promissory notes. As described above, on November 10, 2005, TD Group elected to optionally prepay the entire outstanding principal amount and all accrued and unpaid interest in respect to the 12% senior unsecured promissory notes. The total amount paid to the holders of the 12% senior unsecured promissory notes in full satisfaction of TD Group’s obligations thereunder was approximately $262.7 million.

Former Senior Secured Credit Facility

In connection with the Mergers, all of TransDigm Inc.’s borrowings (term loans) under its previous senior secured credit facility were repaid and a new senior secured credit facility was obtained. On April 1, 2004, TransDigm Inc.’s senior secured credit facility, or the former senior secured credit facility, was amended and restated to refinance approximately $294 million of term loans then outstanding. The former senior secured credit facility totaled $394 million, which consisted of (1) a $100 million revolving credit line maturing in July 2009 and (2) a $294 million term loan facility maturing in July 2010. In connection with the June 2006 refinancing, the entire $288.4 million outstanding under our former senior secured credit facility, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, was repaid.

8 3/8% Senior Subordinated Notes

In connection with the Mergers, TransDigm Inc. (as successor by merger to TD Funding Corporation) also issued $400 million aggregate principal amount of 8 3/8% senior subordinated notes, which did not require principal payments prior to their maturity in July 2011. In May 2006, TransDigm Inc. commenced a tender offer to purchase for cash any and all of our outstanding 8 3/8% senior subordinated notes, and, in connection therewith, we solicited consents to amend the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants and eliminate or modify certain events of default. On June 23, 2006, we closed the tender offer and consent solicitation for the 8 3/8% senior subordinated notes. In connection with the closing of the refinancing, we purchased all of the issued and outstanding 8 3/8% senior subordinated notes that were validly tendered, totaling $399,670,000 in aggregate principal amount. On August 7, 2006, we redeemed all of the 8 3/8% senior subordinated notes that remained outstanding after the consummation of the tender offer for such notes.

Funding of the Mergers and Related Transactions

Also in connection with the Mergers, Warburg Pincus and certain other institutional investors made an investment in TD Group of approximately $471.3 million, with approximately $200 million of such investment being attributable to the 12% senior unsecured promissory notes described above. TD Group contributed such funds as equity to TD Acquisition Corporation, which, as described elsewhere in this report, was merged with and into TransDigm Holdings. TD Acquisition Corporation then contributed the funds as equity to TD Funding Corporation (which, as described elsewhere in this report, was merged into TransDigm Inc.), which lent a portion of such proceeds together with a portion of the proceeds it received from the issuance of the 8 3/8% senior subordinated notes and from borrowings under its then effective senior secured credit facilities, to TD Acquisition Corporation. TD Acquisition Corporation used the proceeds of such intercompany loan to pay all amounts due to the equity holders of TransDigm Holdings under the terms of the merger agreement that totaled approximately $759.7 million. In connection with the Mergers, certain employees also rolled over options with a net value of approximately $35.7 million.

Using a portion of the proceeds from the 8 3/8% senior subordinated notes, the borrowings under its then effective senior secured credit facilities, the cash investment by Warburg Pincus and certain other institutional investors and existing cash balances, TransDigm Inc. repaid or defeased all of its long-term indebtedness that was outstanding immediately prior to the consummation of the Mergers and acquisition fees and expenses of approximately $34.7 million. The repaid indebtedness included all amounts outstanding under TransDigm Inc.’s then existing credit facilities. TransDigm Inc. also completed a tender offer to repurchase its 10 3/8% senior subordinated notes. Approximately $197.8 million aggregate principal amount of the $200 million aggregate principal amount of outstanding 10 3/8% senior subordinated notes were tendered in the tender offer. TransDigm Inc. defeased the remaining $2.2 million aggregate principal amount of 10 3/8% senior subordinated notes not tendered and accepted for payment in the tender offer and, in December 2003, redeemed such notes.

Certain Restrictive Covenants in Our Debt Documents

Both the New Senior Secured Credit Facility and the indenture governing the 7 3/4% Senior Subordinated Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the revolving loan facility under the New Senior Secured Credit Facility requires TransDigm Inc. to comply with a first lien leverage ratio. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the New Senior Secured Credit Facility or the indenture governing the 7 3/4% Senior Subordinated Notes. If any such default occurs, the lenders under the New Senior Secured Credit Facility and the holders of the 7 3/4% Senior Subordinated Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the New Senior Secured Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings In addition, following an event of default under the New Senior Secured Credit Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash and they will also have the right to prevent us from making debt service payments on the 7 3/4% Senior Subordinated Notes.

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2006 (in millions):

	2007	2008	2009	2010	2011	2012 and thereafter	Total
New Senior Secured Credit Facility(1)	$—	$—	$—	$—	$—	$650.0	$650.0
7 3/4% Senior Subordinated Notes due 2014	—	—	—	—	—	275.0	275.0
Scheduled Interest Payments(2)	72.0	70.7	70.7	70.4	70.4	143.9	498.1
TD Group Deferred Compensation Plans	—	—	6.5	—	—	—	6.5
Operating Leases	2.3	1.7	1.6	1.1	0.9	1.1	8.7

Total Contractual Cash Obligations	$74.3	$72.4	$78.8	$71.5	$71.3	$1,070.0	$1,438.3

(1)	The New Senior Secured Credit Facility will mature on June 23, 2013 (in the case of the term loan facility) and June 23, 2012 (in the case of the revolving credit facility), and will not be subject to interim scheduled amortization. However, under the terms of the New Senior Secured Credit Facility, commencing 90 days after the end of fiscal 2007 and each fiscal year thereafter, TransDigm Inc. is required to prepay outstanding term loans in a principal amount equal to 50% of Excess Cash Flow (as defined); provided, that the amount of the prepayment will be reduced to 25% of Excess Cash Flow if the Consolidated Leverage Ratio (as defined) at the end of the applicable fiscal year is less than 5.00 to 1.00, but greater than 4.50 to 1.00, and TransDigm Inc. will not be required to prepay any of the term loan if the Consolidated Leverage Ratio as of the end of the applicable fiscal year is equal to or less than 4.50 to 1.00 or if the term loan achieves certain minimum credit ratings at the end of such fiscal year.
(2)	Assumes that the variable interest rate on our borrowings under our New Senior Secured Credit Facility remains constant at 7.45%.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $8.3 million, $8.0 million and $5.4 million during fiscal 2006, 2005, and fiscal 2004, respectively. The Company expects its capital expenditures in fiscal 2007 to be approximately $15 million and such expenditures are projected to increase moderately thereafter.

The Company intends to pursue acquisitions that present opportunities consistent with the Company’s business direction. The Company regularly engages in discussions with respect to potential acquisitions and investments. However, there can be no assurance that the Company will be able to consummate an agreement with respect to any future acquisition. The Company’s acquisition strategy may require substantial capital, and no assurance can be given that the Company will be able to raise any necessary funds on acceptable terms or at all. If the Company incurs additional debt to finance acquisitions, total interest expense will increase.

If the Company has excess cash, it may consider methods by which it can provide cash to its debt or equity holders through a dividend, pre-payment of indebtedness, repurchase of stock, or other means. Such activities will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.

The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and anticipated cost savings and operating improvements and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2007. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to the Company under the New Senior Secured Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a September 30 measurement date for a majority of our pension and postretirement benefit plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. We anticipate that the adoption of this pronouncement will not have a material impact on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board ( the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods after December 15, 2006. We are currently analyzing the expected impact of adoption of FIN 48 on our financial statements.

During December 2004, the FASB issued SFAS 123(R), “Share Based Payments”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt this pronouncement effective October 1, 2006. We anticipate that the adoption of this pronouncement will not have a material impact on our consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not anticipate that the adoption of this statement will have a material impact on our results of operation or financial condition.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since TD Group has no operations or assets separate from its investment in TransDigm Inc. and since the 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. As of September 30, 2005, the only subsidiary of TransDigm that is not obligated to guarantee the 7 3/4% Senior Subordinated Notes is one wholly owned, foreign subsidiary that has inconsequential assets, liabilities and equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2006, the Company had borrowings under its New Senior Secured Credit Facility of $650 million that was subject to interest rate risk. Borrowings under the New Senior Secured Credit Facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month (or to the extent available to each lender, nine or twelve month) interest period chosen by TransDigm Inc., in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its New Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the New Senior Secured Credit Facility by approximately $6.5 million based on the amount of outstanding borrowings at September 30, 2006. The weighted average interest rate on the $650 million of borrowings under the New Senior Secured Credit Facility on September 30, 2006 was 7.39%.

At September 30, 2006, we had an agreement in place to swap variable interest rates on the New Senior Secured Credit Facility for fixed interest rates through June 23, 2009 for the notional amount of $187 million, which will decrease to $170 million on September 23, 2007 and to $150 million on September 23, 2008 through June 23, 2009. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At September 30, 2006 the fair value of the interest rate swap agreement was a liability of $2.9 million.

Because the interest rates on borrowings under the New Senior Secured Credit Facility vary with market conditions, the amount of outstanding borrowings under the New Senior Secured Credit Facility approximates the fair value of the indebtedness. The fair value of the $275 million aggregate principal amount of the TransDigm Inc.’s 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $280 million at September 30, 2006 based upon the quoted market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-34 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2006, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Internal Control Over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

Sarbanes-Oxley Act—Section 404 Compliance

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning TD Group’s directors and executive officers:

Name	Age	Position
W. Nicholas Howley	54	Chief Executive Officer and Chairman of the Board of Directors
Robert S. Henderson	50	Executive Vice President of TD Group, and President, AdelWiggins Group, an operating division of TransDigm Inc.
Bernt G. Iversen	49	President, Champion Aerospace Inc., a wholly-owned subsidiary of TransDigm Inc.
Raymond F. Laubenthal	45	President and Chief Operating Officer of TD Group and TransDigm Inc.
John F. Leary	59	President, Adams Rite Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc.
Ralph McClelland	48	President, MarathonNorco Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc.
James Riley	40	President, AeroControlex Group, an operating division of TransDigm Inc.
Albert J. Rodriguez	46	Executive Vice President-Mergers and Acquisitions
Gregory Rufus	50	Executive Vice President, Chief Financial Officer and Secretary
Howard A. Skurka	55	President, Skurka Aerospace Inc., a wholly-owned subsidiary of TransDigm Inc.
David A. Barr	43	Director
Michael Graff	55	Director
Sean P. Hennessy	49	Director
Kevin Kruse	36	Director
Kewsong Lee	41	Director
Douglas W. Peacock	67	Director

TD Group historically had no employees and the officers of TD Group were the Chief Executive Officer, Chief Financial Officer and Secretary of TransDigm Inc. In December 2005, in contemplation of the Initial Public Offering, certain officers of TD Group’s subsidiaries were appointed as officers of TD Group, as set forth below.

Mr. Howley was named Chairman of the Board of Directors of TD Group on July 23, 2003, in connection with the closing of the Mergers. Mr. Howley served as President of TD Group from July 2003 until December 2005, and was named Chief Executive Officer of TD Group in December 2005. Mr. Howley served as Chief Executive Officer of TransDigm Inc. since December 2001, served as Chief Operating Officer of TransDigm Inc. from December 1998 through December 2001 and served as President of TransDigm Inc. from December 1998 through September 2005. Mr. Howley served as Executive Vice President of TransDigm Inc. and President of the AeroControlex Group, an operating division of TransDigm Inc., from TransDigm Inc.’s inception in September 1993 until December 1998. Mr. Howley was elected to the Satair A/S board of directors on October 26, 2006.

Mr. Henderson was appointed Executive Vice President of TD Group in December 2005, Executive Vice President of TransDigm Inc. in October 2005 and has been President of the AdelWiggins Group, an operating division of TransDigm Inc., since August 1999. From March 1998 until August 1999, he served as President of Marathon Power Technologies Company, a wholly-owned subsidiary of TransDigm Inc. now known as MarathonNorco Aerospace Inc. From November 1994 until March 1998, he served as Manager of Operations for the AdelWiggins Group.

Mr. Iversen was appointed President of Champion Aerospace Inc., a wholly-owned subsidiary of TransDigm Inc., in June 2006. From July 2001 to June 2006, he served as Director of Engineering and Marketing for Champion Aerospace. From 1998 to July 2001, Mr. Iversen served as Director of Marketing for the AdelWiggins Group, an operating division of TransDigm Inc. From 1993 to 1998, Mr. Iversen served as Product Manager for the AeroControlex Group, an operating division of TransDigm Inc.

Mr. Laubenthal was appointed President and Chief Operating Officer of TD Group in December 2005, President and Chief Operating Officer of TransDigm Inc. in October 2005 and was President of the AeroControlex Group, an operating division of TransDigm Inc., from November 1998 through September 2005. From December 1996 until November 1998, Mr. Laubenthal served as Director of Manufacturing and Engineering for the AeroControlex Group. From October 1993 until December 1996, Mr. Laubenthal served as Director of Manufacturing for the AeroControlex Group. Prior to joining the AeroControlex Group, Mr. Laubenthal had extensive experience in manufacturing and engineering at Parker Hannifin, a manufacturer, and Textron, a multi-industry company serving the general aviation, aerospace, defense, industrial and commercial finance markets.

Mr. Leary has been President of Adams Rite Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc., since June 1999. From 1995 to June 1999, Mr. Leary was a General Operations Manager with Furon Company, a manufacturer. From 1991 to 1995, Mr. Leary served as the Plant Manager of the Chromalox Division of Emerson Electric, a manufacturer.

Mr. McClelland has been President of MarathonNorco Aerospace Inc. since June of 2006. He joined MarathonNorco in August 2003 as Chief Engineer. From November 2003 to June 2006, he served as Director of Operations for MarathonNorco. Prior to joining MarathonNorco, Mr. McClelland has held a variety of management roles in operations and engineering at companies including Parker Hannifin and General Electric.

Mr. Riley has been President of the AeroControlex Group, an operating division of TransDigm Inc., since October 1, 2005. From October 2003 through September 2005, he served as Director of Mergers & Acquisitions for TransDigm Inc. From February 1994 through September 2003, Mr. Riley served the AeroControlex Group in various manufacturing, sales and management positions.

Mr. Rodriguez was appointed Executive Vice President—Mergers and Acquisitions in June 2006. Mr. Rodriguez served as Executive Vice President of TD Group from December 2005 to June 2006, Executive Vice President of TransDigm Inc. from October 2005 to June 2006 and was the President of MarathonNorco Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc., from September 1999 through May 2006. From January 1998 until September 1999, Mr. Rodriguez served as Director of Commercial Operations for the AeroControlex Group, an operating division of TransDigm Inc. From 1993 to 1997, Mr. Rodriguez served as Director of Sales and Marketing for the AeroControlex Group.

Mr. Rufus served as Vice President of TD Group from July 2003 until December 2005, and was named Executive Vice President, Chief Financial Officer and Secretary of TD Group in December 2005. Mr. Rufus was appointed Executive Vice President and Chief Financial Officer of TransDigm Inc. on October 1, 2005 and had been Vice President and Chief Financial Officer of TransDigm Inc. since August 2000. Prior to joining TransDigm Inc., Mr. Rufus spent 19 years at Emerson Electric, a manufacturer, during which time he held divisional vice president responsibilities at Ridge Tool, Liebert Corp., and Harris Calorific, all part of the Emerson Electric organization. Prior to joining Emerson Electric, Mr. Rufus spent four years with Ernst & Young LLP.

Mr. Skurka has been President of Skurka Aerospace Inc., a wholly-owned subsidiary of TransDigm Inc., since December 2004. From October 2000 until December 2004, he served as President and Chief Operating Officer of Skurka Engineering Company, a manufacturer. From July 1990 until October 2000, Mr. Skurka served as Executive Vice President and Chief Operating Officer of Skurka Engineering Company.

Mr. Barr was named a director of TD Group on July 23, 2003, in connection with the closing of the Mergers. Mr. Barr has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 2001. Prior to joining Warburg Pincus LLC, Mr. Barr served as a managing director at Butler Capital, an investment company, where he focused on industrial leveraged buyout transactions for more than ten years. Mr. Barr is a director of Builders FirstSource, Inc., a distributor and manufacturer, Eagle Family Foods, Inc., a manufacturer, Polypore Inc., a manufacturer, The Neiman Marcus Group, Inc., a retailer, and Wellman, Inc., a manufacturer.

Mr. Graff was named a director of TD Group on July 23, 2003, in connection with the closing of the Mergers. Mr. Graff has served as a member and managing director of Warburg Pincus since October 2003 and as a general partner January 2005. Prior to working with Warburg Pincus LLC, Mr. Graff spent six years with Bombardier, an aircraft manufacturer, serving first as President of Business Aircraft and later as President and Chief Operating Officer of Bombardier Aerospace Group. Prior to joining Bombardier, Mr. Graff spent 15 years with McKinsey & Company, Inc., a management consulting firm, as a partner in the New York, London and Pittsburgh offices serving a number of aerospace suppliers and OEMs, as well as major airlines. Mr. Graff is a director of Builders FirstSource, Inc., a distributor and manufacturer, Polypore Inc., a manufacturer, and CAMP Systems, a provider of aviation management software products.

Mr. Hennessy was named a director of TD Group on April 4, 2006. Mr. Hennessy has served as the Chief Financial Officer of The Sherwin Williams Company, a manufacturer and distributor of coatings and related products, since 2001. From 1984 until 2001, Mr. Hennessy held a broad range of financial and operating positions with The Sherwin Williams Company. Mr. Hennessy is a Certified Public Accountant.

Mr. Kruse was named a director of TD Group on July 23, 2003, in connection with the closing of the Mergers. Mr. Kruse was named a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. in January 2005. From January 2003 until January 2005, Mr. Kruse served as Vice President of Warburg Pincus LLC and has been employed by Warburg Pincus LLC since February 2002. Prior to joining Warburg Pincus LLC, Mr. Kruse was employed by AEA Investors Inc., an investment company, where he focused on private equity opportunities in industrial and consumer products companies. Before that, he was employed by Bain & Co., a management consulting firm. Mr. Kruse is a director of Builders FirstSource, Inc., a distributor and manufacturer, Polypore Inc., a manufacturer, and Wellman, Inc., a manufacturer.

Mr. Lee was named a director of TD Group on July 23, 2003, in connection with the closing of the Mergers. Mr. Lee has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. since January 1997. He has been employed at Warburg Pincus since 1992. Prior to joining Warburg Pincus LLC, Mr. Lee served as a consultant at McKinsey & Company, Inc., a management consulting firm, from 1990 to 1992. Mr. Lee is a director of Arch Capital Group, Ltd., a provider of insurance and reinsurance, Knoll, Inc., a manufacturer, and The Neiman Marcus Group, Inc., a retailer.

Mr. Peacock was named a director of TD Group on July 23, 2003, in connection with the closing of the Mergers. Mr. Peacock has been a director of TransDigm Inc. since September 1993. He served as Chairman of the Board of Directors of TransDigm Inc. since its inception in September 1993 until July 2003. Prior to December 2001, Mr. Peacock also served as Chief Executive Officer of TransDigm Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our chief executive officer, chief financial officer, president, division presidents, controllers, treasurer, and chief internal auditor). Please refer to the information set forth under the caption “Corporate Governance—Codes of Ethics” in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1301 East 9th Street, Suite 3710, Cleveland, Ohio 44114. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.

Nominations of Directors

The procedure by which stockholders may recommend nominees to our board of directors is set forth under the caption “Board of Directors—Nominating and Corporate Governance Committee” in our Proxy Statement, which is incorporated herein by reference.

Audit Committee

The information regarding the audit committee of our board of directors and audit committee financial experts is set forth under the caption “Board of Directors—Audit Committee” in our Proxy Statement, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation” and “Compensation of Directors” in our Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Beneficial Owners and Management” in our Proxy Statement, which is incorporated herein by reference.

The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth under the caption entitled “Equity Compensation Plan Information” in our Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions entitled “Certain Relationships and Related Transactions”, “Compensation of Directors”, and “Independence of Directors” in our Proxy Statement, which is incorporated here by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed with Report

(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.1	Agreement and Plan of Merger dated June 6, 2003, between TD Acquisition Corporation and TransDigm Holding Company	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed July 30, 2003 (File No. 333-71397)

2.2	Amendment No. 1, dated July 9, 2003, to the Agreement and Plan of Merger, between TD Acquisition Corporation and TransDigm Holding Company	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed July 30, 2003 (File No. 333-71397)

2.3	Agreement and Plan of Merger, dated July 22, 2003, between TransDigm Inc. and TD Funding Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

2.4	Agreement and Plan of Merger, dated September 30, 2005, between TransDigm Inc. and Fluid Regulators Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (Filed No. 333-10834006)

3.1	Amended and Restated Certificate of Incorporation, filed March 14, 2006, of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.2	Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.5	Certificate of Ownership and Merger, filed September 13, 1993, merging IMO Aerospace Company with and into TransDigm Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.6	Certificate of Ownership and Merger, filed June 23, 2006, merging TD Finance Corporation with and into TransDigm Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.7	Certificate of Ownership and Merger, filed June 26, 2006, merging TransDigm Holding Company with and into TransDigm Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.8	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.9	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.10	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.11	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.12	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Filed herewith

3.13	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.14	Amended and Restated Articles of Incorporation, filed April 23, 1999, of ZMP, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.15	Amended and Restated Bylaws of ZMP, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.16	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.17	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.18	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.19	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.20	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.21	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.22	Certificate of Incorporation, filed April 16, 2001, of Aviation Acquisition Corporation (now known as Champion Aerospace Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed June 28, 2002 (File No. 333-91574)

3.23	Certificate of Amendment, filed June 1, 2001, to the Certificate of Incorporation of Aviation Acquisition Corporation (now known as Champion Aerospace Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed June 28, 2002 (File No. 333-91574)

3.24	Bylaws of Aviation Acquisition Corporation (now known as Champion Aerospace Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed June 28, 2002 (File No. 333-91574)

3.25	Articles of Incorporation, filed December 6, 1929, of McColpin—Christie Electric Corporation, LTD. (now known as Christie Electric Corp.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed June 28, 2002 (File No. 333-91574)

3.26	Certificate of Amendment, filed November 3, 1947, of the Articles of Incorporation of McColpin—Christie Corporation, LTD. (now known as Christie Electric Corp.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed June 28, 2002 (File No. 333-91574)

3.27	Certificate of Amendment, filed May 26, 1952, of the Articles of Incorporation of McColpin—Christie Corporation, LTD. (now known as Christie Electric Corp.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed June 28, 2002 (File No. 333-91574)

3.28	Certificate of Amendment, filed May 1, 1956, of the Articles of Incorporation of McColpin—Christie Corporation, LTD. (now known as Christie Electric Corp.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed June 28, 2002 (File No. 333-91574)

3.29	Certificate of Amendment, filed May 1, 1979, of the Articles of Incorporation of Christie Electric Corp.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed June 28, 2002 (File No. 333-91574)

3.30	Certificate of Ownership, filed April 16, 1985. of Christie Electric Corp.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed June 28, 2002 (File No. 333-91574)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.31	Certificate of Amendment, filed September 29,1993, of the Articles of Incorporation of Christie Electric Corp.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed June 28, 2002 (File No. 333-91574)

3.32	Bylaws of Christie Electric Corp.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed June 28, 2002 (File No. 333-91574)

3.33	Certificate of Incorporation, filed October 10, 1986, of Avionic Instruments, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.34	Agreement and Plan of Merger, filed December 18, 1986, merging Avionic Instruments Inc., a New York corporation, with and into Avionic Instruments Inc., a Delaware corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.35	Certificate of Amendment of Certificate of Incorporation, filed April 9, 1987, of Avionic Instruments Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.36	Certificate of Merger, filed December 31, 1996, merging REA International Corp. with and into Avionic Instruments Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.37	Certificate of Amendment of Certificate of Incorporation, filed December 24, 1997, of Avionic Instruments Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.38	Certificate of Change of Location of Registered Office and of Registered Agent, filed March 13, 1998, of Avionic Instruments Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.39	Certificate of Change of Registered Agent and Registered Office, filed August 2, 2005, of Avionic Instruments Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.40	Bylaws of Avionic Instruments Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.41	Certificate of Incorporation, filed July 28, 1986, of DAC Realty Corp.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.42	Bylaws of DAC Realty Corp.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.43	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.44	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.45	Articles of Incorporation, filed November 10, 1980, of Sweeney Engineering Corp.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.46	Certificate of Amendment of Articles of Incorporation, filed October 6, 1982, of Sweeney Engineering Corp.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.47	Amended and Restated Bylaws of Sweeney Engineering Corp.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.48	Amended and Restated Articles of Incorporation, filed July 20, 1997, of Astro Instrument Corporation (now known as CDA InterCorp.)	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

3.49	Articles of Amendment to Articles of Incorporation, filed December 22, 1997, of CDA InterCorp.	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

3.50	Articles of Amendment to Articles of Incorporation, filed on July 29, 1998, of CDA InterCorp.	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

3.51	Amended and Restated Bylaws of CDA InterCorp.	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

4.2	Indenture, dated July 22, 2003, among TransDigm Inc. (as successor by merger to TD Funding Corporation), TransDigm Holding Company (as successor by merger to TD Acquisition Corporation), the Guarantors named therein, and The Bank of New York, as trustee	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

4.3	Form of 8 3/8% Senior Subordinated Note due 2011	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

4.4	First Supplemental Indenture, dated October 9, 2003, to Indenture, dated July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Guarantors named therein and The Bank of New York, as trustee	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed October 30, 2003 (File No. 333-10834006)

4.5	Second Supplemental Indenture, dated February 10, 2005, to Indenture, dated July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Guarantors named therein and The Bank of New York, as trustee	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed February 16, 2005 (File No. 333-108340)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.6	Third Supplemental Indenture, dated May 24, 2005, to Indenture, dated July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Guarantors named therein and The Bank of New York, as trustee	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed May 27, 2005 (File No. 333-108340)

4.7	Fourth Supplemental Indenture, dated September 30, 2005, to Indenture, dated July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Guarantors named therein and The Bank of New York, as trustee	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed October 6, 2005 (File No. 333-108340)

4.8	Fifth Supplemental Indenture, dated June 22, 2006, among TransDigm Inc., the guarantors listed on the signature pages thereto and The Bank of New York, as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

4.9	Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

4.10	First Supplemental Indenture, dated November 2, 2006, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

4.11	Registration Rights Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Bank of America Securities LLC and Credit Suisse Securities (USA) LLC, as representatives for the several initial purchasers	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

4.12	Form 7 3/4% Senior Subordinated Notes due 2014	Included in Exhibit 4.9

4.13	Form of Exchange Agent Agreement	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated filed October 11, 2006 (File No. 333-137937)

10.1	Stockholders’ Agreement, dated July 22, 2003, among TD Holding Corporation, Warburg Pincus Private Equity VIII, L.P., the other institutional investors whose names and addresses are set forth on Schedule I thereto and the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule II thereto	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.2	Management Stockholders’ Agreement, dated July 22, 2003, among TD Holding Corporation, Warburg Pincus Private Equity VIII, L.P. and the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule I thereto	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

10.3	Registration Rights Agreement, dated July 22, 2003, among the institutional investors whose names and addresses are set forth on Schedule I thereto, the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule II thereto and TD Holding Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

10.4	Employment Agreement, dated June 6, 2003, between W. Nicholas Howley and TransDigm Holding Company	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

10.5	Amendment No. 1 to Employment Agreement, dated February 24, 2006, between TransDigm Holding Company and W. Nicholas Howley	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.6	Employment Agreement, dated November 18, 2005, between Raymond Laubenthal and TransDigm Holding Company	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed November 23, 2005 (File No. 333-108340)

10.7	Amendment No. 1 to Employment Agreement, dated February 24, 2006, between TransDigm Holding Company and Raymond Laubenthal	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.8	Employment Agreement, dated November 18, 2005, between Gregory Rufus and TransDigm Holding Company	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed November 23, 2005 (File No. 333-108340)

10.9	Amendment No. 1 to Employment Agreement, dated February 24, 2006, between TransDigm Holding Company and Gregory Rufus	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.10	Severance Agreement, dated December 10, 2004, between Skurka Engineering Company and Howard Skurka	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No. 333-10834006)

10.11	Retention Agreement, dated December 31, 2004, between TD Holding Corporation, TransDigm Inc. and Howard Skurka	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No. 333-10834006)

10.12	Noncompetition Agreement, dated December 31, 2004, among Skurka Aerospace Inc., TransDigm Inc. and Howard Skurka	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.13	Noncompetition Agreement, dated December 31, 2004, among Skurka Aerospace Inc., TransDigm Inc. and Howard Skurka	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No. 333-10834006)

10.14	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.15	Letter, dated February 24, 2006, from David Barr, Member of the Compensation Committee of the Board of Directors of TransDigm Group Incorporated, to W. Nicholas Howley, Chief Executive Officer of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.16	TransDigm Group Incorporated 2006 Stock Incentive Plan	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

10.17	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.18	TD Holding Corporation 2003 Management Deferred Compensation and Phantom Stock Unit Plan	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.19	TD Holding Corporation 2003 Rollover Deferred Compensation and Phantom Stock Unit Plan	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.20	TD Holding Corporation 2005 New Management Deferred Compensation Plan	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.21	Amended and Restated TD Holding Corporation Dividend Equivalent Plan	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.22	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the rollover options granted to such executive	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.23	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the time vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.24	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the performance vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.25	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the time vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)	Filed herewith

10.26	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the performance vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)	Filed herewith

10.27	Form of Option Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File no. 333-130483)

10.28	Demand Promissory Note, dated July 22, 2003, made by TransDigm Holding Company in favor of TransDigm Inc. and subsequently assigned by TransDigm Inc. to TD Finance Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-71397)

10.29	Amendment Agreement, dated April 1, 2004, among TransDigm Holding Company, TransDigm Inc., the lenders from time to time party thereto and Credit Suisse First Boston, as administrative and collateral agent	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No.333-10834006)

10.30	Amended and Restated Credit Agreement, dated April 1, 2004, among TransDigm Holding Company, TransDigm Inc., the lenders from time to time party thereto and Credit Suisse First Boston, as administrative agent and collateral agent	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-Q filed May 5, 2004 (File No. 333-10834006)

10.31	Amendment No. 1, dated November 10, 2005, to the Amended and Restated Credit Agreement, dated April 1, 2004, among TransDigm Inc., TransDigm Holding Company, the lenders from time to time party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as administrative agent and collateral agent	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed November 15, 2005 (File No. 333-108340)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.32	Guarantee and Collateral Agreement, dated July 22, 2003, among TransDigm Holding Company (as the successor by merger to TD Acquisition Corporation), TransDigm Inc. (as the successor by merger to TD Funding Corporation), the Subsidiaries Guarantors (as defined therein) and Credit Suisse First Boston, as collateral agent.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

10.33	Supplement No. 1, dated October 9, 2003, to the Guarantee and Collateral Agreement, dated July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Subsidiary Guarantors (as defined therein) and Credit Suisse First Boston , as collateral agent.	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed October 30, 2003 (File No. 333-10834006)

10.34	Supplement No. 2, dated February 10, 2005, to the Guarantee and Collateral Agreement, dated July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Subsidiary Guarantors (as defined therein) and Credit Suisse First Boston, as collateral agent	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed February 16, 2005 (File No. 333-108340)

10.35	Supplement No. 3, dated May 24, 2005, to the Guarantee and Collateral Agreement, dated July 22, 2003, among TransDigm Inc., TransDigm Holding Company, the Subsidiary Guarantors (as defined therein) and Credit Suisse First Boston, as collateral agent	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed May 27, 2005 (File No. 333-108340)

10.36	Tax Sharing Agreement, dated July 22, 2003, among TD Holding Corporation, TransDigm Holding Company, TransDigm Inc. and such direct and indirect subsidiaries of TD Holding Corporation that are listed on Exhibit A thereto	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed October 30, 2003 (File No. 333-10834006)

10.37	Contribution and Assignment Agreement, dated October 13, 2003, between TransDigm Inc. and TD Finance Corporation	Incorporated by reference to Amendment No. 2 to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed November 10, 2003 (File No. 333-10834006)

10.38	Amended and Restated TransDigm Inc. Executive Retirement Savings Plan	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.39	Standard Industrial/Commercial Single-Tenant Lease—Net, dated December 31, 2004, between VHEM, LLC dba H&M Properties and Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No. 333-108340006)

10.40	Guaranty of Lease, dated December 31, 2004, by TransDigm Inc. in favor of VHEM, LLC dba H&M Properties	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No. 333-108340006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.41	Loan Agreement, dated November 10, 2005, among TD Holding Corporation, the lenders named therein and Banc of America Bridge LLC, as administrative agent	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.42	Purchase Agreement, dated June 20, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Bank of America Securities LLC and Credit Suisse Securities (USA) LLC, as representatives for the several initial purchasers named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed on June 28, 2006 (File No. 001-32833)

10.43	Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electrical Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed on June 28, 2006 (File No. 001-32833)

10.44	Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

10.45	Supplement No. 1, dated November 2, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

10.46	Joinder Agreement, dated November 2, 2006, between CDA InterCorp. and Credit Suisse, as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of TransDigm Group Incorporated	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by Chief Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Chief Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cleveland, State of Ohio, on November 27, 2006.

TRANSDIGM GROUP INCORPORATED

By:	/s/ GREGORY RUFUS
Name:	Gregory Rufus
Title:	Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. NICHOLAS HOWLEY W. Nicholas Howley	Chairman of Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 27, 2006

/s/ GREGORY RUFUS Gregory Rufus	Executive Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 27, 2006

/s/ KEWSONG LEE Kewsong Lee	Director	November 27, 2006

/s/ SEAN P. HENNESSY Sean P. Hennessy	Director	November 27, 2006

/s/ DAVID BARR David Barr	Director	November 27, 2006

/s/ KEVIN KRUSE Kevin Kruse	Director	November 27, 2006

/s/ DOUGLAS PEACOCK Douglas Peacock	Director	November 27, 2006

/s/ MICHAEL GRAFF Michael Graff	Director	November 27, 2006

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED SEPTEMBER 30, 2006

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRANSDIGM GROUP INCORPORATED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated and subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Cleveland, Ohio

November 16, 2006

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2006 AND 2005

(Amounts in thousands, except share amounts)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,217	$104,221
Trade accounts receivable—Net	65,568	63,554
Income taxes receivable	9,366	—
Inventories	89,243	76,077
Deferred income taxes	7,390	12,746
Prepaid expenses and other	1,397	1,748

Total current assets	234,181	258,346
PROPERTY, PLANT AND EQUIPMENT—Net	62,851	63,624
GOODWILL	877,829	855,684
TRADEMARKS AND TRADE NAMES	125,497	125,497
OTHER INTANGIBLE ASSETS—Net	100,462	104,454
DEBT ISSUE COSTS—Net	14,872	19,340
OTHER	1,020	803

TOTAL ASSETS	$1,416,712	$1,427,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,764	$16,419
Accrued liabilities	24,675	120,425
Current portion of long-term debt	—	2,943

Total current liabilities	43,439	139,787
LONG-TERM DEBT—Less current portion	925,000	886,903
DEFERRED INCOME TAXES	78,109	64,950
OTHER NON-CURRENT LIABILITIES	7,123	3,001

Total liabilities	1,053,671	1,094,641

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 44,664,020 and 44,201,628 at September 30, 2006 and 2005, respectively	446	442
Additional paid-in capital	296,757	290,451
Retained earnings	67,667	42,550
Accumulated other comprehensive loss	(1,829)	(336)

Total stockholders’ equity	363,041	333,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,416,712	$1,427,748

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Fiscal Years Ended
	2006	2005	2004
NET SALES	$435,164	$374,253	$300,703
COST OF SALES (Including inventory purchase accounting charges of $200, $1,493 and $18,471 for the periods ended September 30, 2006, 2005 and 2004 respectively)	213,874	189,983	164,198

GROSS PROFIT	221,290	184,270	136,505
OPERATING EXPENSES:
Selling and administrative	48,309	38,943	31,201
Amortization of intangibles	6,197	7,747	10,325
Refinancing costs	48,617	—	—

Total operating expenses	103,123	46,690	41,526

INCOME FROM OPERATIONS	118,167	137,580	94,979
INTEREST EXPENSE—Net	76,732	80,266	74,675

INCOME BEFORE INCOME TAXES	41,435	57,314	20,304
INCOME TAX PROVISION	16,318	22,627	6,682

NET INCOME	$25,117	$34,687	$13,622

Net earnings per share:
Basic earnings per share	$0.57	$0.78	$0.31
Diluted earnings per share	$0.53	$0.75	$0.29

Weighted-average shares outstanding:
Basic	44,415	44,202	44,193
Diluted	47,181	46,544	46,300

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCE—October 1, 2003	44,092,655	$442	$288,971	$(5,759)	$(103)	$283,551
Compensation expense recognized for employee stock options	—	—	633	—	—	633
Comprehensive income:
Net income	—	—	—	13,622	—	13,622
Other comprehensive loss	—	—	—	—	(179)	(179)

Comprehensive income						13,443
Purchase of common stock	—	—	(239)	—	—	(239)
Proceeds from exercise of stock options	108,973	—	24	—	—	24

BALANCE—September 30, 2004	44,201,628	442	289,389	7,863	(282)	297,412
Compensation expense recognized for employee stock options	—	—	1,062	—	—	1,062
Comprehensive income:
Net income	—	—	—	34,687	—	34,687
Other comprehensive loss	—	—	—	—	(54)	(54)

Comprehensive income						34,633

BALANCE—September 30, 2005	44,201,628	442	290,451	42,550	(336)	$333,107
Compensation expense recognized for employee stock options	—	—	2,393	—	—	2,393
Income tax benefit from exercise of stock options	—	—	2,478	—	—	2,478
Exercise of employee stock options	462,392	4	1,425	—	—	1,429
Restricted stock issued	—	—	10	—	—	10
Comprehensive income:
Net income	—	—	—	25,117	—	25,117
Interest rate swap	—	—	—	—	(1,772)	(1,772)
Other comprehensive income	—	—	—	—	279	279

Comprehensive income						23,133

BALANCE—September 30, 2006	44,664,020	$446	$296,757	$67,667	$(1,829)	$363,041

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Years Ended September 30,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$25,117	$34,687	$13,622
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory purchase accounting charge	—	1,493	18,471
Depreciation	9,914	9,209	7,978
Amortization of intangibles	6,197	7,747	10,325
Amortization/write-off of debt issue costs	26,721	3,808	3,791
Loss on repayment of senior subordinated notes	25,611	—	—
Non-cash stock option costs	2,393	1,062	630
Deferred income taxes	18,227	693	2,706
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(489)	(15,576)	(5,134)
Inventories	(10,163)	(4,566)	(2,157)
Income taxes receivable and other assets	(10,409)	(1,534)	36,583
Accounts payable	1,618	4,031	(499)
Accrued and other liabilities	(4,625)	5,049	(6,450)
Deferred compensation liability	(27,848)	5,786	5,539
Interest on senior unsecured promissory notes	(59,206)	28,806	25,734

Net cash provided by operating activities	3,058	80,695	111,139

INVESTING ACTIVITIES:
Capital expenditures	(8,350)	(7,960)	(5,416)
Acquisition of businesses	(26,973)	(63,171)	(21,531)
Purchase of marketable securities	—	(65,374)	(94,675)
Sales and maturity of marketable securities	—	115,975	44,003

Net cash used in investing activities	(35,323)	(20,530)	(77,619)

FINANCING ACTIVITIES:
Borrowings under New Senior Secured Credit Facility—net of fees	640,783	—	—
Proceeds from 7 3/4% Senior Subordinated Notes—net of fees	268,754	—	—
Borrowings under TD Group Loan Facility—net of fees	193,752	—	—
Proceeds from exercise of stock options	1,429	—	24
Repayment of amounts borrowed under former credit facility	(289,849)	(2,942)	(2,209)
Repayment of 8 3/8% senior subordinated notes	(425,611)	—	—
Repayment of TD Group Loan Facility	(200,000)	—	—
Repayment of senior unsecured promissory notes	(199,997)	—	—
Payment of license obligation	—	(1,500)	(1,500)
Purchase of common stock	—	—	(239)

Net cash used in financing activities	(10,739)	(4,442)	(3,924)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,004)	55,723	29,596
CASH AND CASH EQUIVALENTS—Beginning of period	104,221	48,498	18,902

CASH AND CASH EQUIVALENTS—End of period	$61,217	$104,221	$48,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$137,637	$45,995	$45,535

Net cash paid/(received) during the period for income taxes	$8,313	$19,232	$(32,933)

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS AND MERGER

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

TransDigm Holding Company (“TransDigm Holdings”) was a wholly-owned subsidiary of TD Group and the direct parent of TransDigm Inc. and was merged into TransDigm Inc. on June 26, 2006.

TD Group was incorporated on July 8, 2003 by outside investors to acquire control of TransDigm Holdings through the Merger described below and had no operations prior to the Merger. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc.

Initial Public Offering—On March 20, 2006, TD Group completed an initial public offering, or IPO, of its common stock (see Note 14). As a result of the IPO, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG”.

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

Separate Financial Statements—Separate financial statements of TransDigm Inc. are not presented since the 7 3/4% senior subordinated notes, or the 7 3/4% Senior Subordinated Notes, are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing domestic subsidiaries of TransDigm Inc. and since TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

2.	ACQUISITIONS

Sweeney—On June 12, 2006, TransDigm Inc. acquired all of the outstanding capital stock of Sweeney Engineering Corp. (“Sweeney”) for $25.5 million in cash. Sweeney designs and manufactures specialized aerospace valving used primarily in fuel, environmental control, and de-icing applications. The products are used on defense and commercial aircraft applications. Sweeney’s product characteristics and market position fit well with TransDigm’s overall direction. The acquired business was consolidated into AeroControlex’s existing business in Painesville, Ohio during the first quarter of fiscal 2007. The Company expects that the $20.7 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Motor Product Line—On June 30, 2005, TransDigm Inc., through its wholly-owned Skurka Aerospace Inc. subsidiary, acquired an aerospace motor product line from Eaton Corporation for $9.6 million in cash. The Eaton business has been a long-time supplier of aerospace motors and related products. The motor products are used on a range of commercial aircraft, as well as military programs. The product line’s proprietary products, market position, and aftermarket content fit well with TransDigm’s overall direction. The acquired business was consolidated into Skurka’s existing aerospace motor business in Camarillo, California. The Company expects that the $4.8 million of goodwill recognized for the acquisition will be deductible for income tax purposes.

Fluid Regulators—On January 28, 2005, TransDigm Inc. acquired all of the outstanding capital stock of Fluid Regulators Corporation, a wholly-owned subsidiary of Esterline Technologies Corporation, for $23.5 million in cash, net of a purchase price adjustment of $0.5 million received in April 2005. Fluid Regulators designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial and regional aircraft as well as many corporate and military aircraft. Fluid Regulator’s product characteristics and market position fit well with TransDigm’s overall direction. Fluid Regulators was merged into TransDigm Inc. on September 30, 2005. The Company expects that the $15.7 million in goodwill recognized in accounting for the acquisition will not be deductible for income tax purposes.

Skurka—On December 31, 2004, TransDigm Inc., through its wholly-owned Skurka Aerospace Inc. subsidiary, acquired certain assets and assumed certain liabilities of Skurka Engineering Company (“Skurka”) for $30.7 million in cash. Skurka designs and manufactures engineered aerospace components, primarily AC/DC electric motors and transducers. The products are used on a wide range of commercial and military aircraft, ships and ground vehicles. Skurka’s product characteristics and market position fit well with TransDigm’s overall direction. The Company expects that the $20.7 million of goodwill recognized in accounting for the acquisition will be deductible for income tax purposes.

Avionic Instruments—On July 9, 2004, TransDigm acquired all of the outstanding capital stock of Avionic Instruments, Inc. (“Avionic Instruments”) and DAC Realty Corp. (“DAC”) for approximately $20.9 million in cash, net of a purchase price adjustment of $0.6 million, net of fees, received in April 2005. Avionic Instruments designs and manufactures specialized power conversion devices for a wide range of aerospace applications. These products are used on most commercial and regional transports as well as many corporate and military aircraft. DAC is a realty company that holds title to the real property used in connection with the operation of the business of Avionic Instruments. Avionic Instruments’ proprietary products, market position and aftermarket content fit well with the TransDigm’s overall business direction. In addition, the acquisition significantly enhances the Company’s existing market position in aerospace power conversion devices.

The purchase price consideration of $20.9 million in cash was funded through the use of the Company’s existing cash balances. Goodwill of $13.1 million recognized in accounting for the acquisition will not be deductible for income taxes. The Company accounted for the acquisition as a purchase and included the results of operations of the acquired company in its consolidated financial statements from the effective date of the acquisition.

The Company accounted for the acquisitions of Sweeney, Skurka, Fluid Regulators, the motor product line and Avionic Instruments (collectively, the “Acquisitions”) as purchases and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of Sweeney; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, had the Acquisitions occurred at the beginning of the applicable fiscal year ended September 30th are not significant and, accordingly, are not provided.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation—The accompanying consolidated financial statements include the accounts of TD Group and subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition and Related Allowances—The Company recognizes substantially all revenue based upon shipment of products to the customer, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. Shipping and handling costs are included in cost of goods sold. Provisions for estimated returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. Due to uncertainties in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.

Research and Development Costs—The Company expenses research and development costs as incurred. The cost recognized for research and development costs for the years ended September 30, 2006, 2005 and 2004 was approximately $3.9 million, $2.5 million and $2.2 million, respectively.

Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities—Marketable securities consist of U.S. Treasury Notes, U.S. Government Agency mortgage-backed obligations, corporate bonds and asset backed securities. The Company accounted for its marketable securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), which requires that marketable debt and equity securities be adjusted to market value at the end of each accounting period, except in the case of debt securities which a holder has the positive intent and ability to hold to maturity, in which case the debt securities are carried at cost. For marketable debt and equity securities carried at market value, unrealized market value gains and losses are charged or credited to a separate component of stockholders’ equity (“accumulated other comprehensive loss”).

The Company determined the proper classification of its marketable debt and equity securities at the time of purchase and reevaluated such designations as of each balance sheet date. All marketable securities were sold during fiscal 2005. Realized gains and losses on sale of securities, as determined on a specific identification basis, were included in net income.

Proceeds from the sale/maturity of marketable securities were $116.0 and $44.0 million during the years ended September 30, 2005 and 2004, respectively. Gross realized losses for the years ended September 30, 2005 and 2004 were $0.8 million and $0.1 million, respectively. There were no marketable securities at September 30, 2006 and September 30, 2005.

Allowance for Uncollectible Accounts—The Company reserves for amounts determined to be uncollectible based on specific identification and historical experience. The allowance also incorporates a provision for the estimated impact of disputes with customers. The determination of the amount of the allowance for doubtful accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate or improve, the allowance for doubtful accounts could increase or decrease.

Inventories—Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: land improvements from 10 to 20 years, buildings and improvements from 10 to 30 years, machinery and equipment from 3 to 10 years and furniture and fixtures from 3 to 10 years.

The Company assesses the potential impairment of its property by determining whether the carrying value of the property can be recovered through projected, undiscounted cash flows from future operations over the property’s remaining estimated useful life. Any impairment recognized is the amount by which the carrying amount exceeds the fair value of the asset.

Debt Issue Costs, Premiums and Discounts—The cost of obtaining financing as well as premiums and discounts are amortized using the interest method over the terms of the respective obligations/securities.

Intangible Assets—Intangible assets consist of identifiable intangibles acquired or recognized in accounting for the Merger and other acquisitions (trademarks, trade names, a license agreement, patented and unpatented technology, trade secrets and order backlog) and goodwill. Under the provisions of SFAS No. 142, amortization of goodwill and intangible assets that have indefinite useful lives ceased effective October 1, 2002. Amortization of such assets was replaced with the requirement to test them for impairment upon adoption of SFAS 142 and at least annually thereafter. A two-step impairment test is used to identify potential goodwill impairment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired, and the second step of the goodwill impairment test is unnecessary. The second step measures the amount of impairment, if any, by comparing the carrying value of the goodwill associated with a reporting unit to the implied fair value of the goodwill derived from the estimated overall fair value of the reporting unit and the individual fair values of the other assets and liabilities of the reporting unit.

The impairment test for indefinite lived intangible assets consists of a comparison between their fair values and carrying values. If the carrying amounts of intangible assets that have indefinite useful lives exceed their fair values, an impairment loss will be recognized in an amount equal to the sum of any such excesses. The Company’s annual impairment test is performed as of its fiscal year end.

The Company assesses the recoverability of its amortizable intangible assets by determining whether the amortization over their remaining lives can be recovered through projected, undiscounted, cash flows from future operations.

Interest Rate Swap—In connection with the June 2006 debt refinancing, the Company entered into an interest rate swap agreement with a financial institution to eliminate the variability of cash flows in interest payments on a portion of its new variable rate debt. The notional amount of the swap contract was $187 million, and will decrease to $170 million on September 23, 2007, and to $150 million on September 23, 2008. The interest rate swap agreement expires on June 23, 2009. The Company’s interest rate swap effectively converts the variable rate interest on the notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

The interest rate swap qualifies as an effective cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the fair value of the interest rate swap are recorded as other comprehensive income. The fair value of the interest rate swap as quoted by the financial institution, (the amount that the Company would pay to terminate the interest rate swap agreement) was $2.9 million and is recorded in other non-current liabilities and other comprehensive income (net of tax of $1.1 million) at September 30, 2006. The net-after tax derivative loss included in accumulated other comprehensive income is expected to be reclassified into interest expense in conjunction with the recognition of interest payments on the notional amounts of the swap contract through June 23, 2009, with $0.5 million of after-tax net loss expected to be recognized in interest expense within the next year.

Stock Option and Deferred Compensation Plans—Effective with the consummation of the Merger and the issuance of the TD Group stock options the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of compensation expense under a stock option plan to be based on the estimated fair values of the awards under the plan on the grant dates and amortizes the expense over the options’ vesting periods. In addition, the Company accounts for the cost of its deferred compensation plans in accordance with Opinion No. 12 of the Accounting Principles Board, which requires the cost of deferred compensation arrangements to be accrued over the service period of the related employees in a systematic and rational manner.

Income Taxes—The Company accounts for income taxes using an asset and liability approach. Deferred taxes are recorded for the difference between the book and tax basis of various assets and liabilities. A valuation allowance is provided when it is more likely than not that some or all of a deferred tax asset will not be realized.

Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss)—The term “comprehensive income (loss)” represents the change in shareholders’ equity from transactions and other events and circumstances resulting from non-shareholder sources. The Company’s accumulated other comprehensive loss, consisting principally of its interest rate swap and minimum pension liability adjustment, is reported separately in the accompanying consolidated statements of changes in stockholders’ equity, net of taxes of $1.0 million, $0.2 million and $0.1 million for fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Segment Reporting—The Company’s principal business, aircraft component supplier, is reported as one segment. Substantially all of the Company’s operations are located within the United States.

Reclassifications—Certain reclassifications have been made to the accompanying fiscal 2005 and fiscal 2004 footnote disclosures to conform to the classifications used for the year ended September 30, 2006.

4.	SALES AND TRADE ACCOUNTS RECEIVABLE

Sales—The Company’s sales and receivables are concentrated in the aerospace industry. TransDigm’s customers include: distributors of aerospace components; commercial airlines, large commercial transport and regional and business aircraft OEMs; various armed forces of the United States and friendly foreign governments; defense OEMs; system suppliers; and various other industrial customers.

Information concerning the Company’s net sales by its major product offerings is as follows for the period indicated below (in thousands):(1)

	Years Ended September 30,
	2006	2005	2004
Ignition systems and components	$69,533	$77,886	$76,872
Gear pumps	53,206	49,787	42,910
Mechanical/electro-mechanical actuators and controls	48,049	39,457	36,918
Engineered connectors	42,578	38,065	34,446
Specialized valves	29,880	22,204	9,229
Engineered latching and locking devices	34,676	29,368	26,585
NiCad batteries/chargers	26,932	25,112	23,620
Rods and locking devices	26,092	23,690	20,544
Lavatory hardware	22,863	19,049	16,334
Elastomers	19,254	17,661	10,339
Power conditioning devices	33,690	17,320	2,906
AC/DC electric motors	28,411	14,654	—

Total	$435,164	$374,253	$300,703

(1)	Net sales of certain product offerings have been reclassified into a different product category from the prior periods to conform to the classification used for the year ended September 30, 2006.

For the year ended September 30, 2006, two customers accounted for approximately 10% and 9% of the Company’s net sales, respectively. For the year ended September 30, 2005, three customers accounted for approximately 11%, 10% and 9% of the Company’s net sales, respectively. For the year ended September 30, 2004, three customers accounted for approximately 13%, 12% and 9% of the Company’s net sales, respectively. Export sales to customers, primarily in Western Europe, Canada and Asia, were $102.7 million during fiscal 2006, $81.5 million during fiscal 2005 and $69.9 million during fiscal 2004.

Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2006	2005
Due from U.S. government or prime contractors under U.S. government programs	$11,779	$7,224
Commercial customers	54,949	57,440
Allowance for uncollectible accounts	(1,160)	(1,110)

Trade accounts receivable—net	$65,568	$63,554

Approximately 31% of the Company’s trade accounts receivable at September 30, 2006 was due from four customers. In addition, approximately 24% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

5.	INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2006	2005
Work-in-progress and finished goods	$51,077	$40,234
Raw materials and purchased component parts	46,060	42,581

Total	97,137	82,815
Reserve for excess and obsolete inventory	(7,894)	(6,738)

Inventories—net	$89,243	$76,077

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2006	2005
Land and improvements	$9,055	$9,055
Buildings and improvements	26,967	25,666
Machinery, equipment and other	51,298	45,283
Construction in progress	2,809	1,891

Total	90,129	81,895
Accumulated depreciation	(27,278)	(18,271)

Property, plant and equipment—net	$62,851	$63,624

7.	INTANGIBLE ASSETS

Intangibles assets subject to amortization consisted of the following at September 30 (in thousands):

	2006
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$92,196	$12,696	$79,500
License agreement	9,373	1,679	7,694
Trade secrets	11,772	1,696	10,076
Patented technology	1,522	568	954
Order backlog	10,040	9,320	720
Other	1,803	285	1,518

Total	$126,706	$26,244	$100,462

	2005
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$90,786	$8,488	$82,298
License agreement	9,373	1,150	8,223
Trade secrets	11,772	1,159	10,613
Patented technology	1,498	387	1,111
Order backlog	9,245	8,807	438
Other	1,827	56	1,771

Total	$124,501	$20,047	$104,454

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense:

Years ended September 30,
2006	$6,197
2005	7,747
2004	10,325

Estimated Amortization Expense:

Years ending September 30,
2007	$7,033
2008	5,731
2009	5,619
2010	5,583
2011	5,579

The total carrying amount of identifiable intangible assets not subject to amortization consisted of trademarks and trade names in the amount of $125.5 million at September 30, 2006 and September 30, 2005. The Company performed its annual impairment test of goodwill and intangible assets that have indefinite lives as of September 30, 2006 and 2005 and determined that no impairment had occurred.

Intangible assets acquired during the year ended September 30, 2006 were as follows (in thousands):

	Year Ended September 30, 2006
	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$21,483	none
Intangible assets subject to amortization:
Unpatented technology	1,410	20 years
Order backlog	795	1 year

	2,205	13 years

Total	$23,688

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2004, 2005 and 2006 were as follows (in thousands):

Balance as of September 30, 2004	$812,460
Goodwill acquired during the year (Note 2)	41,207
Other	2,017

Balance as of September 30, 2005	855,684
Goodwill acquired during the year (Note 2)	21,483
Other	662

Balance as of September 30, 2006	$877,829

8.	ACCRUED LIABILITIES

Summary—Accrued liabilities consist of the following at September 30 (in thousands):

	2006	2005
Interest	$6,913	$70,109
Deferred compensation obligations	1,888	29,736
Compensation and related benefits	8,831	8,858
Product warranties	2,472	2,789
Professional services	1,373	940
Other	3,198	7,993

Total	$24,675	$120,425

Product Warranties—The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging from 90 days to five years; however, the warranty period for the majority of the Company’s sales generally does not exceed one year. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience. The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Years Ended September 30,
	2006	2005	2004
Liability balance at beginning of period	$2,789	$2,829	$3,070
Product warranty provision	1,541	1,512	1,350
Warranty costs incurred	(1,890)	(1,985)	(1,957)
Acquisitions	32	433	366

Liability balance at end of Period	$2,472	$2,789	$2,829

9.	DEBT

On June 23, 2006 TransDigm completed a refinancing of its entire debt structure. The Company’s results of operations for the period ended September 30, 2006 include a one-time charge of $48.6 million which consisted of the premium of $25.6 million paid to redeem the 8 3/8% senior subordinated notes, the write-off of debt issue costs associated with the former senior credit facility, the 8 3/8% senior subordinated notes and the TD Group Loan Facility (as defined below) of $22.9 million, and other expenses of $0.1 million.

Summary—The Company’s long-term debt consists of the following at September 30 (in thousands):

	2006	2005
Term loans	$650,000	$289,849
7 3/4% Senior Subordinated Notes due 2014	275,000	—
8 3/8% Senior Subordinated Notes due 2011	—	400,000
12% Senior Unsecured Promissory Notes due 2008	—	199,997
TD Group Loan Facility	—	—

Total Debt	925,000	889,846
Current maturities	—	(2,943)

Long-term portion	$925,000	$886,903

Revolving Credit Facility and Term Loans—In connection with the refinancing, all of TransDigm Inc.’s borrowings (term loans) under the former senior secured credit facility were repaid and a new senior secured credit facility was obtained. TransDigm Inc.’s new senior secured credit facility, or the New Senior Secured Credit Facility, totals $800 million, which consists of (1) a $150 million revolving credit line maturing in June 2012 and (2) a $650 million term loan facility maturing in June 2013. At September 30, 2006, the Company had $1.2 million letters of credit outstanding and $148.8 million of borrowings available under the New Senior Secured Credit Facility.

The interest rates per annum applicable to the loans under the New Senior Secured Credit Facility are equal to either an alternate base rate or an adjusted LIBO rate for one, two, three, or six-month (or to the extent available to each lender, nine or twelve month) interest periods chosen by TransDigm Inc. in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse First Boston’s prime rate or (2) 50 basis points over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan as adjusted for the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve. The applicable margin percentage is a percentage per annum equal to (1) 1.00% for alternate base rate term loans, (2) 2.00% for adjusted LIBO rate term loans, and (3) in the case of alternate base rate revolving loans and adjusted LIBO rate revolving loans, a percentage which varies based on the consolidated leverage ratio of TransDigm Inc. as of the relevant date of determination. The interest rate on the New Senior Secured Credit Facility at September 30, 2006 was 7.39%.

Under the terms of the New Senior Secured Credit Facility, the Company is required to pay the administrative agent certain fees. In addition, on the last day of each calendar quarter the Company is required to pay a commitment fee of 0.375% on any unused commitments under the revolving credit line and certain other fees in respect of letters of credit that may be outstanding thereunder from time to time.

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

The New Senior Secured Credit Facility is guaranteed by TD Group and all of TransDigm Inc.’s current and future domestic restricted subsidiaries, and is secured by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests, deposit accounts and certain other assets) of TransDigm Inc. and all of TransDigm Inc.’s existing and future domestic restricted subsidiaries, and a first priority pledge of the capital stock of TransDigm Inc. and TransDigm Inc.’s domestic subsidiaries and 65% of the voting capital stock of TransDigm Inc.’s foreign subsidiary.

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

Interest Rate Swap—In connection with the refinancing, the Company entered into a three year interest rate swap agreement with a financial institution to eliminate the variability of cash flows in interest payments on a portion of its new variable rate debt. The notional amount of the swap contract was $187 million, and will decrease to $170 million on September 23, 2007, and to $150 million on September 23, 2008. The Company’s interest rate swap effectively converts the variable rate interest on the notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

Senior Subordinated Notes—In connection with the refinancing, $399.7 million of TransDigm Inc.’s 8 3/8% senior subordinated notes due July 15, 2011 were repaid, the remaining $0.3 million were redeemed in August 2006 and $275 million of new 7 3/4% senior subordinated notes due July 15, 2014, or the 7 3/4% Senior Subordinated Notes were issued. The 7 3/4% Senior Subordinated Notes are unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the indenture governing the Notes. Interest under the Notes is payable semi-annually.

The 7 3/4% Senior Subordinated Notes are redeemable by TransDigm after July 15, 2009, in whole or in part, at specified redemption prices, which decline from 105.813% to 100% over the remaining term of the 7 3/4% Senior Subordinated Notes. Prior to July 15, 2009, TransDigm may redeem specified percentages of the 7 3/4% Senior Subordinated Notes from the proceeds of equity offerings at a redemption price of 107.75%. If a change in control of the Company occurs, the holders of the 7 3/4% Senior Subordinated Notes will have the right to demand that TransDigm redeem the 7 3/4% Senior Subordinated Notes at a purchase price equal to 101% of the principal amount of the 7 3/4% Senior Subordinated Notes plus accrued and unpaid interest. The 7 3/4% Senior Subordinated Notes contain many of the same restrictive covenants included in the New Senior Secured Credit Facility. TransDigm is in compliance with all of the covenants contained in the 7 3/4% Senior Subordinated Notes.

Senior Unsecured Promissory Notes—In connection with the initial funding of TD Group (see Note 1), TD Group issued approximately $200 million of senior unsecured promissory notes due July 22, 2003, or the 12% senior unsecured promissory notes. The 12% senior unsecured promissory notes, including accrued and unpaid interest of $62.7 million, were repaid in their entirety on November 10, 2005 (see TD Group Loan Facility below and Note 13). Interest on the 12% senior unsecured promissory notes accrued at an annual fixed rate (compounding semi-annually) and was payable on the maturity date of the notes or the earlier prepayment thereof.

TD Group Loan Facility—On November 10, 2005, TD Group closed on a $200 million loan facility, or the TD Group Loan Facility. TD Group used the net proceeds from the TD Group Loan Facility of approximately $193.8 million, together with substantially all of the proceeds received from a dividend payment from TransDigm Holdings to prepay the entire outstanding principal amount and all accrued and unpaid interest the former 12% senior unsecured promissory notes. In connection with the June 2006 refinancing discussed above, the entire $200 million TD Group Loan Facility was repaid.

10.	RETIREMENT PLANS

Defined Benefit Pension Plans—The Company has two non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations.

The Company uses a September 30th measurement date for its defined benefit pension plans.

Obligations and funded status for the defined benefit plans is provided below (in thousands):

	Years Ended September 30,
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$7,383	$6,897
Service cost	99	86
Interest cost	390	395
Benefits paid	(388)	(391)
Actuarial (gains) losses	(367)	396

Benefit obligation at end of year	$7,117	$7,383

Change in plan assets:
Fair value of plan assets at beginning of year	$5,705	$5,303
Actual return on plan assets	220	220
Employer contribution	480	573
Benefits paid	(388)	(391)

Fair value of plan assets at end of year	$6,017	$5,705

Funded status:
Funded status	$(1,100)	$(1,678)
Unamortized prior service cost	203	227
Unamortized actuarial losses	229	591

Net amount recognized	$(668)	$(860)

Amounts recognized in the balance sheet at September 30 consist of:

	Years Ended September 30,
	2006	2005
Unamortized prior service cost	$203	$227
Accrued liabilities	(475)	(480)
Non-current portion of accrued pension costs	(625)	(1,198)
Accumulated other comprehensive loss	229	591

Net amount recognized	$(668)	$(860)

The Company’s accumulated benefit obligation for its defined benefit pension plans was $7.1 million and $7.4 million as of September 30, 2006 and 2005, respectively.

	Years Ended September 30,
	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$99	$86	$78
Interest cost	390	395	380
Expected return on plan assets	(260)	(262)	(252)
Net amortization and deferral	59	58	33

Net periodic pension cost	$288	$277	$239

	2006	2005	2004
Weighted-average assumptions as of September 30:
Discount rate	5.85%	5.50%	5.75%
Expected return on plan assets	5.25%	4.50%	5.00%

The plans’ assets consist of guaranteed investment contracts with an insurance company. It is the objective of the plan sponsor to ensure that the funds of the plans are prudently invested to preserve capital and provide necessary liquidity, while maximizing earnings. The Company’s expected return on plan assets is based on the return of the guaranteed investment contracts.

Contributions: The Company expects to contribute $0.5 million to its pension plans in fiscal 2007.

Estimated Future Benefit Payments:

The following pension plan benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Years Ending September 30,
2007	$426
2008	424
2009	428
2010	423
2011	450
2012-2016	2,720

Defined Contribution Plans—The Company also sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under the plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2006, 2005 and 2004 was approximately $1.8 million, $1.8 million and $1.8 million, respectively.

Deferred Compensation Plans—Certain management personnel of the Company participated in one or both of two deferred compensation plans of TD Group that were established in connection with the Merger. On November 10, 2005 and December 16, 2005, the Board of Directors of TD Group approved the termination of these deferred compensation plans (see Note 13). TD Group adopted the TD Holding Corporation 2005 New Management Deferred Compensation Plan (the “New Management Deferred Compensation Plan”) in December 2005 in connection with certain new requirements under Section 409A of the Internal Revenue Code of 1986, as amended. The New Management Deferred Compensation Plan is for the benefit of certain management personnel of the Company who were granted new management options under the TD Group 2003 stock option plan. The New Management Deferred Compensation Plan, along with a deferred compensation arrangement for one employee who is not an executive officer, provide that a participant’s deferred compensation account is fully distributed upon the earlier of: December 31, 2008 or a Change in Control (as defined in the plan). On December 16, 2005, TD Group’s Board of Directors approved contributions of $6.2 million, in the aggregate, to participant account balances under the New Management Deferred Compensation Plan. In 2006, $0.5 million was added to the additional employee deferred compensation arrangement. The cost of the plans totaled $(1.4) million, $5.8 million and $5.6 million for the years ended September 30, 2006, 2005 and 2004, respectively. The amount recognized for the year ended September 30, 2006 includes a reversal of previously recorded charges of $3.8 million resulting from the termination of the two deferred compensation plans of TD Group discussed above. The obligations under the New Management Deferred Compensation Plan and the additional employee deferred compensation arrangement represent obligations of TD Group and are not guaranteed by TransDigm Inc. or any of its subsidiaries.

11.	OTHER LIABILITIES

Other Non-Current Liabilities—Other non-current liabilities consist of the following at September 30 (in thousands):

	2006	2005
Accrued pension costs	$625	$1,198
Deferred compensation obligation	1,888	—
Interest rate swap	2,872	—
Other	1,738	1,803

Total other non-current liabilities	$7,123	$3,001

12.	INCOME TAXES

The Company’s income tax provision consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2006	2005	2004
Current	$(1,925)	$21,934	$3,976
Deferred	18,243	693	2,706

Total	$16,318	$22,627	$6,682

The differences between the income tax provision at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of operations for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2006	2005	2004
Tax at statutory rate of 35%	$14,502	$20,042	$7,106
State and local income taxes	2,688	2,012	911
Change in deferred taxes resulting from changes in state tax law	(1,584)	1,318	—
Nondeductible IPO expenses	927	—	—
Research and development credits	(319)	(550)	(375)
Benefit from foreign sales	(237)	(698)	(1,146)
Other—net	341	503	186

Income tax provision	$16,318	$22,627	$6,682

The components of the deferred taxes at September 30 consist of the following (in thousands):

	2006	2005
Deferred tax assets:
Interest accrued on Senior Unsecured Promissory Notes	$6,101	$9,700
Employee compensation and other accrued obligations	5,735	14,892
Net operating loss—state and local income taxes	3,084	4,094
Inventory	1,766	2,130
Employee benefits	1,929	7,558
Sales returns and repairs	1,122	1,116
Other accrued liabilities	3,298	1,020
Transaction Costs	539	1,494

Total	23,574	42,004
Less: Valuation allowance	(2,569)	(2,729)

Total deferred tax assets	21,005	39,275

Deferred tax liabilities
Intangible assets	82,952	81,362
Property, plant and equipment	8,772	10,117

Total deferred tax liabilities	91,724	91,479

Total net deferred tax liabilities	$70,719	$52,204

The Company’s net operating loss carryforwards as of September 30, 2006 expire as follows (in thousands):

	Federal	State	Local
Fiscal Year of Expiration:
2008	$—	$—	$49,795
2009	—	—	199
2010	—	—	20,335
2013	—	4,603	—
2023	—	30,396	—
2026	—	22,598	—

It is unlikely that the $70,329 of local net operating losses will be utilized by the expiration of the various carryforward periods. Therefore, a valuation allowance has been established equal to the amount of the net operating loss that the Company believes will not be utilized. It is also unlikely that the $52,994 of Ohio state net operating losses will be utilized by the Company prior to expiration of the various carryforward periods because a change in the Ohio tax law eliminates the corporate income tax and replaces it with a commercial activity tax by 2010. Again, a valuation allowance has been established that is equal to the amount of the net operating loss that the Company believes will not be utilized.

13.	DIVIDEND AND BONUS PAYMENTS

On November 10, 2005, in connection with the closing of the TD Group Loan Facility (see Note 9), TransDigm Inc. paid a cash dividend to TransDigm Holdings and made bonus payments to certain members of TransDigm’s management. The aggregate amount of the cash dividend and bonus payments made by TransDigm Inc. was approximately $104 million. TransDigm Holdings used all of the proceeds received by it from the payment of the cash dividend from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group used the net proceeds received from the TD Group Loan Facility of approximately $193.8 million together with substantially all of the proceeds received from the dividend payment from TransDigm Holdings to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on its 12% senior unsecured promissory notes that were issued by it in connection with the Merger in July 2003, with all such payments totaling approximately $262.7 million, (ii) make a distribution to participants under the TD Holding Corporation 2003 Rollover Deferred Compensation and Phantom Stock Unit Plan (the “Rollover Deferred Compensation Plan”) of their vested deferred compensation account balances, with all such distributions totaling approximately $23.0 million, and (iii) make a distribution to participants under the TD Holding Corporation 2003 Management Deferred Compensation and Phantom Stock Unit Plan (the “Management Deferred Compensation Plan”) of their vested and a portion of their unvested deferred compensation account balances, with all such distributions totaling approximately $3.0 million. In connection with the distributions under the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan, the Board of Directors of TD Group approved the termination of the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan, with such terminations becoming effective on November 10, 2005 and December 16, 2005, respectively.

The approximately $6.2 million in aggregate bonuses were allocated to each employee receiving a bonus based on the aggregate number of shares of the Company’s common stock underlying rollover options and new management options granted to all employees receiving a bonus.

14.	CAPITAL STOCK AND OPTIONS

Common Stock—Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock outstanding at September 30, 2006 and 2005 was 44,664,020 and 44,201,628, respectively. There were no shares of preferred stock outstanding at September 30, 2006 and September 30, 2005. The terms of the preferred stock have not been established.

On December 19, 2005, TD Group filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for its proposed IPO in connection with the sale by certain selling stockholders of TD Group’s common stock. The registration statement was declared effective by the SEC on March 14, 2006 at a public offering price of $21.00 per share. The number of shares offered by the selling stockholders was 10,954,570. The selling stockholders also granted the underwriters a 30-day option to purchase up to 1,643,186 additional shares to cover any over-allotments. The underwriters’ over-allotment option was exercised on March 15, 2006. The proceeds from the sale of shares of TD Group’s common stock sold in the IPO were solely for the account of the selling stockholders. TD Group did not receive any proceeds from the sale of shares by the selling stockholders.

2006 Stock Incentive Plan—In conjunction with the consummation of the IPO, a 2006 stock incentive plan was implemented under TD Group. TD Group has reserved 2,619,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. As of September 30, 2006, 2,370 shares had been issued as restricted stock. The compensation committee established vesting and performance requirements that must be met prior to the vesting of an award, as well as other terms and conditions relating to such awards. Options granted under the plan will expire no later than the tenth anniversary of the applicable date of grant of the options, and will have an exercise price of not less than the fair market value of our common stock on the date of grant.

At September 30, 2006, 2,617,298 remaining shares were available for award under TD Group’s stock incentive plan.

2003 Stock Option Plan—In conjunction with the Merger (see Note 1), certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. In addition to the stock options issued under the plan covering the Company’s employees, members of the Company’s board of directors have also been granted stock options of TD Group. TD Group has reserved 9,339,453 shares of its common stock for issuance to the Company’s employees under the plans, 9,052,197 of which had been issued as of September 30, 2006. The options generally vest upon: (1) the achievement of certain earnings targets, (2) a change in the control of TD Group, or (3) certain specified dates in the option agreements. Unless terminated earlier, the options expire ten years from the date of grant.

The Company accounts for the TD Group stock option activity in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and, accordingly, measures compensation expense under the plans based on the estimated fair value of the awards on the grant dates and amortizes the expense over the options’ vesting periods. The fair value of the option awards is determined using the Black-Scholes option pricing model and the following assumptions: risk-free interest rate ranging from 2.5% to 5.09%, expected option life ranging from four to five years, expected volatility of 30% for option grants issued subsequent to December 20, 2005, and no dividend yield.

Option activity was as follows during the fiscal years ended September 30, 2006, 2005 and 2004:

	Fiscal Year Ended September 30, 2006		Fiscal Year Ended September 30, 2005		Fiscal Year Ended September 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,679,345	$5.13	7,216,557	$4.80	7,310,774	$4.69
Granted	1,051,060	17.42	462,788	10.39	209,440	6.68
Exercised / cancelled	(629,266)	(4.11)	—	—	(303,657)	3.58

Outstanding at end of period	8,101,139	7.44	7,679,345	5.13	7,216,557	4.80

Exercisable at end of period	5,596,600	5.35	4,663,559	4.04	4,026,487	3.30

During the fiscal years ended September 30, 2006, 2005 and 2004, the weighted average fair value of each option granted was $4.60, $1.46 and $.93, respectively. Non-cash stock option compensation expense recognized during these periods was $2.4 million, $1.0 million and $0.6 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2006:

Exercise Price	Outstanding Shares	Weighted- Average Remaining Contractual Life (In Years)	Number Exercisable
0.45	27,577	3.26	27,577
0.75	62,907	3.26	62,907
0.79	192,171	6.81	192,171
2.34	456,089	2.89	456,089
2.36	269,960	3.26	269,960
2.38	1,125,324	3.26	1,125,324
2.65	136,310	3.81	136,310
3.15	72,163	2.31	72,163
3.35	364,943	4.63	364,943
3.39	20,014	5.80	20,014
5.80	60,863	6.13	60,863
6.68	3,832,183	5.99	2,207,584
8.52	278,240	8.25	125,341
13.37	738,515	5.88	374,520
22.21	389,000	9.71	77,777
22.66	30,000	9.94	5,998
25.34	44,880	9.00	17,059

	8,101,139		5,596,600

At September 30, 2006, 287,256 remaining options were available for award under TD Group’s 2003 stock option plan.

15.	EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Years Ended September 30,
	2006	2005	2004
	(in thousands, except per share data)
Basic Earnings Per Share Computation:
Net Income	$25,117	$34,687	$13,622

Weighted-average common shares outstanding	44,415	44,202	44,193

Basic earnings per share	$0.57	$0.78	$0.31

Diluted Earnings Per Share Computation:
Net Income	$25,117	$34,687	$13,622

Weighted-average common shares outstanding	44,415	44,202	44,193
Effect of dilutive options outstanding	2,766	2,342	2,107

Total weighted-average shares outstanding	47,181	46,544	46,300

Diluted earnings per share	$0.53	$0.75	$0.29

There were approximately 0.1 million stock options outstanding at September 30, 2006 excluded from the diluted earnings per share computation due to the anti-dilutive effect of such options.

16.	LEASES

TransDigm leases three manufacturing facilities. The facility leases require annual rental payments ranging from approximately $0.8 million to $1.4 million through January 2013. One of the facility leases is with a company in which one of our executive officers is an owner. The term of the lease is through December 2009, although it may be terminated early under certain circumstances. The monthly base rental payment for the property is $50,500. The lease may be renewed for an additional five years, subject to an adjustment to the monthly base rental for the extended period to $54,000. TransDigm also leases office space for its corporate headquarters. The office space leases require rental payments of $0.1 million per year through fiscal 2011.

TransDigm also has commitments under operating leases for vehicles and equipment. Rental expense during the years ended September 30, 2006, 2005 and 2004 was $2.1 million, $1.9 million and $1.4 million, respectively. Future, minimum rental commitments at September 30, 2006 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $2.3 million in fiscal 2007, $1.7 million in fiscal 2008, $1.6 million in fiscal 2009, $1.1 million in fiscal 2010, $0.9 million in fiscal 2011, and $1.1 million thereafter.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities, interest rate swap (see Note 3) and long-term debt. The carrying value of the Company’s cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The Company also believes that the aggregate fair value of its term loans approximates its carrying amount because the interest rates on the debt are reset on a frequent basis to reflect current market rates. The estimated fair value of the Company’s 7 3/4% Senior Subordinated Notes approximated $280 million at September 30, 2006 based upon quoted market prices.

18.	CONTINGENCIES

During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 31, 2005	Second Quarter Ended April 1, 2006	Third Quarter Ended July 1, 2006	Fourth Quarter Ended September 30, 2006
	(in thousands, except per share amounts)
Year Ended September 30, 2006
Net sales	$100,140	$108,276	$110,856	$115,892
Gross profit	49,243	56,477	57,107	58,463
Net income	8,984	14,274	(13,363)	15,222
Basic earnings per share	$0.20	$0.32	$(0.30)	$0.34
Diluted earnings per share	$0.19	$0.30	$(0.30)	$0.32

	First Quarter Ended January 1, 2005	Second Quarter Ended April 2, 2005	Third Quarter Ended July 2, 2005	Fourth Quarter Ended September 30, 2005
	(in thousands, except per share amounts)
Year Ended September 30, 2005
Net sales	$80,270	$91,392	$97,627	$104,964
Gross profit	39,473	45,058	47,892	51,847
Net income	6,367	8,764	9,529	10,027
Basic earnings per share	$0.14	$0.20	$0.22	$0.23
Diluted earnings per share	$0.14	$0.19	$0.21	$0.22

20.	NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners’ Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, the Company uses a September 30 measurement date for its defined benefit pension plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods after December 15, 2006. The Company is currently analyzing the expected impact of adoption of FIN 48 on its financial statements.

During December 2004, the FASB issued SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt this pronouncement effective October 1, 2006. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

21.	SUBSEQUENT EVENTS

On October 3, 2006, the Company completed the acquisition of CDA InterCorp for $45 million in cash. The purchase price is subject to adjustment based upon a final determination of working capital as of the closing of the acquisition. The transaction was funded through the use of the Company’s existing cash balances. CDA InterCorp designs and manufactures specialized controllable drive actuators, motors, transducers, and gearing.

22.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% Senior Subordinated Notes (see Note 9) are jointly and severally guaranteed, on a senior subordinated basis, by TransDigm Inc. and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of September 30, 2006 and September 30, 2005 and its statements of operations and cash flows for the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,604	$62,561	$(2,948)	$—	$61,217
Trade accounts receivable—Net	—	27,770	37,798	—	65,568
Income taxes receivable	—	9,366	—	—	9,366
Inventories	—	32,072	57,171	—	89,243
Deferred income taxes	—	7,390	—	—	7,390
Prepaid expenses and other	(248)	778	867	—	1,397

Total current assets	1,356	139,937	92,888	—	234,181
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	358,106	1,338,439	(10,992)	(1,685,553)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	24,895	37,956	—	62,851
GOODWILL	—	446,326	431,503	—	877,829
TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497
OTHER INTANGIBLE ASSETS—Net	—	37,086	63,376	—	100,462
DEBT ISSUE COSTS—Net	—	14,872	—	—	14,872
OTHER	—	858	162	—	1,020

TOTAL ASSETS	$359,462	$2,055,410	$687,393	$(1,685,553)	$1,416,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$11,690	$7,074	$—	$18,764
Accrued liabilities	139	16,450	8,086	—	24,675

Total current liabilities	139	28,140	15,160	—	43,439
LONG-TERM DEBT—Less current portion	—	925,000	—	—	925,000
DEFERRED INCOME TAXES	(5,606)	83,715	—	—	78,109
OTHER NON-CURRENT LIABILITIES	1,888	4,355	880	—	7,123

Total liabilities	(3,579)	1,041,210	16,040	—	1,053,671

STOCKHOLDERS’ EQUITY	363,041	1,014,200	671,353	(1,685,553)	363,041

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$359,462	$2,055,410	$687,393	$(1,685,553)	$1,416,712

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$106,082	$(1,861)	$—	$104,221
Trade accounts receivable—Net	—	26,447	37,107	—	63,554
Inventories	—	24,673	51,404	—	76,077
Deferred income taxes	95	12,651	—	—	12,746
Prepaid expenses and other	—	564	1,184	—	1,748

Total current assets	95	170,417	87,834	—	258,346
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	612,768	2,038,972	702,134	(3,353,874)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	24,844	38,780	—	63,624
GOODWILL	—	424,777	430,907	—	855,684
TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497
OTHER INTANGIBLE ASSETS—Net	—	37,283	67,171	—	104,454
DEBT ISSUE COSTS—Net	—	19,340	—	—	19,340
OTHER	—	803	—	—	803

TOTAL ASSETS	$612,863	$2,769,433	$1,399,326	$(3,353,874)	$1,427,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term liabilities	$—	$2,943	$—	$—	$2,943
Accounts payable	—	9,093	7,326	—	16,419
Accrued liabilities	88,540	23,812	8,073	—	120,425

Total current liabilities	88,540	35,848	15,399	—	139,787
LONG-TERM DEBT—Less current portion	199,997	686,906	—	—	886,903
DEFERRED INCOME TAXES	(8,781)	73,731	—	—	64,950
OTHER NON-CURRENT LIABILITIES	—	2,001	1,000	—	3,001

Total liabilities	279,756	798,486	16,399	—	1,094,641

STOCKHOLDERS’ EQUITY	333,107	1,970,947	1,382,927	(3,353,874)	333,107

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$612,863	$2,769,433	$1,399,326	$(3,353,874)	$1,427,748

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2006

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$182,696	$252,468	$—	$435,164
COST OF SALES	—	82,081	131,793	—	213,874

GROSS PROFIT	—	100,615	120,675	—	221,290

OPERATING EXPENSES:
Selling and administrative	2,650	26,375	19,284	—	48,309
Amortization of intangibles	—	2,177	4,020	—	6,197
Refinancing Costs	5,531	43,086	—	—	48,617

Total operating expenses	8,181	71,638	23,304	—	103,123

INCOME (LOSS) FROM OPERATIONS	(8,181)	28,977	97,371	—	118,167
OTHER INCOME (EXPENSES)
Interest expense—Net	(16,564)	(51,955)	(8,213)	—	(76,732)
Equity in income of subsidiaries	43,307	54,029	—	(97,336)	—

INCOME BEFORE INCOME TAXES	18,562	31,051	89,158	(97,336)	41,435
INCOME TAX PROVISION (BENEFIT)	(6,555)	(12,256)	35,129	—	16,318

NET INCOME	$25,117	$43,307	$54,029	$(97,336)	$25,117

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2005

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$160,544	$213,709	$—	$374,253
COST OF SALES	—	75,043	114,940	—	189,983

GROSS PROFIT	—	85,501	98,769	—	184,270

OPERATING EXPENSES:
Selling and administrative	—	21,678	17,265	—	38,943
Amortization of intangibles	—	2,255	5,492	—	7,747

Total operating expenses	—	23,933	22,757	—	46,690

INCOME FROM OPERATIONS	—	61,568	76,012	—	137,580
OTHER INCOME (EXPENSES)
Interest expense—Net	(40,805)	(44,038)	4,577	—	(80,266)
Equity in income of subsidiaries	60,522	49,709	—	(110,231)	—

INCOME BEFORE INCOME TAXES	19,717	67,239	80,589	(110,231)	57,314
INCOME TAX PROVISION (BENEFIT)	(14,970)	6,717	30,880	—	22,627

NET INCOME	$34,687	$60,522	$49,709	$(110,231)	$34,687

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2004

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$129,438	$171,265	$—	$300,703
COST OF SALES	—	61,584	102,614	—	164,198

GROSS PROFIT	—	67,854	68,651	—	136,505

OPERATING EXPENSES:
Selling and administrative	—	19,142	12,059	—	31,201
Amortization of intangibles	—	4,609	5,716	—	10,325

Total operating expenses	—	23,751	17,775	—	41,526

INCOME FROM OPERATIONS	—	44,103	50,876	—	94,979
OTHER INCOME (EXPENSES)
Interest expense—Net	(37,738)	(42,669)	5,732	—	(74,675)
Equity in income of subsidiaries	37,325	36,401	—	(73,726)	—

INCOME (LOSS) BEFORE INCOME TAXES	(413)	37,835	56,608	(73,726)	20,304
INCOME TAX PROVISION (BENEFIT)	(14,035)	510	20,207	—	6,682

NET INCOME	$13,622	$37,325	$36,401	$(73,726)	$13,622

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2006

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$25,117	$43,307	$54,029	$(97,336)	$25,117
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(123,014)	(724)	4,343	97,336	(22,059)

Net cash provided by (used in) operating activities	(97,897)	42,583	58,372	—	3,058

INVESTING ACTIVITIES:
Capital expenditures	—	(3,292)	(5,058)	—	(8,350)
Acquisition of businesses	—	(26,973)	—	—	(26,973)

Net cash used in investing activities	—	(30,265)	(5,058)	—	(35,323)

FINANCING ACTIVITIES:
Changes in intercompany activities	298,072	(243,671)	(54,401)	—	—
Borrowings under New Senior Secured Credit Facility— net of fees	—	640,783	—	—	640,783
Proceeds from senior subordinated notes	—	268,754	—	—	268,754
Borrowings under TD Group Loan Facility—net of fees	—	193,752	—	—	193,752
Proceeds from exercise of stock options	1,429	—	—	—	1,429
Repayment of amounts borrowed under former credit facility	—	(289,849)	—	—	(289,849)
Repayment of 8 3/8% senior subordinated notes	—	(425,611)	—	—	(425,611)
Repayment of TD Group Loan Facility	(200,000)	—	—	—	(200,000)
Repayment of 12% senior unsecured promissory notes	—	(199,997)	—	—	(199,997)

Net cash provided by (used in) financing activities	99,501	(55,839)	(54,401)	—	(10,739)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,604	(43,521)	(1,087)	—	(43,004)
CASH AND CASH EQUIVALENTS—
Beginning of year	—	106,082	(1,861)	—	104,221

CASH AND CASH EQUIVALENTS—
End of year	$1,604	$62,561	$(2,948)	$—	$61,217

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2005

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$34,687	$60,522	$49,709	$(110,231)	$34,687
Adjustments to reconcile net income (loss) to net cash provided by operating activities	(42,088)	(24,020)	1,885	110,231	46,008

Net cash provided by (used in) operating activities	(7,401)	36,502	51,594	—	80,695

INVESTING ACTIVITIES:
Capital expenditures	—	(3,516)	(4,444)	—	(7,960)
Acquisition of businesses	—	(63,171)	—	—	(63,171)
Purchase of marketable securities	—	(65,374)	—	—	(65,374)
Sale and maturity of marketable securities	—	115,975	—	—	115,975

Net cash used in investing activities	—	(16,086)	(4,444)	—	(20,530)

FINANCING ACTIVITIES:
Changes in intercompany activities	7,401	39,960	(47,361)	—	—
Repayment of amounts borrowed under credit facility	—	(2,942)	—	—	(2,942)
Payment of license obligation	—	(1,500)	—	—	(1,500)

Net cash provided by (used in) financing activities	7,401	35,518	(47,361)	—	(4,442)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	55,934	(211)	—	55,723
CASH AND CASH EQUIVALENTS—
Beginning of year	—	50,148	(1,650)	—	48,498

CASH AND CASH EQUIVALENTS—
End of year	$—	$106,082	$(1,861)	$—	$104,221

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2004

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$13,622	$37,325	$36,401	$(73,726)	$13,622
Adjustments to reconcile net income (loss) to net cash provided by operating activities	15,085	(4,571)	13,277	73,726	97,517

Net cash provided by operating activities	28,707	32,754	49,678	—	111,139

INVESTING ACTIVITIES:
Capital expenditures	—	(2,117)	(3,299)	—	(5,416)
Acquisition of businesses	—	(21,531)	—	—	(21,531)
Purchase of marketable securities	—	(94,675)	—	—	(94,675)
Sale and maturity of marketable securities	—	44,003	—	—	44,003

Net cash used in investing activities	—	(74,320)	(3,299)	—	(77,619)

FINANCING ACTIVITIES:
Changes in intercompany activities	(28,492)	76,071	(47,579)	—	—
Payment of license obligation	—	(1,500)	—	—	(1,500)
Proceeds from issuance of common stock	24	—	—	—	24
Repayment of amounts borrowed under credit facility	—	(2,209)	—	—	(2,209)
Purchase of common stock	(239)	—	—	—	(239)

Net cash provided by (used in) financing activities	(28,707)	72,362	(47,579)	—	(3,924)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	30,796	(1,200)	—	29,596
CASH AND CASH EQUIVALENTS—
Beginning of year	—	19,352	(450)	—	18,902

CASH AND CASH EQUIVALENTS—
End of year	$—	$50,148	$(1,650)	$—	$48,498

TRANSDIGM GROUP INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2006, SEPTEMBER 30, 2005, AND SEPTEMBER 30, 2004

(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions from Reserve(1)	Balance at End of Period
Year Ended September 30, 2006
Allowance for doubtful accounts	$1,110	$627	$257	$834	$1,160
Reserve for excess and obsolete inventory	6,738	2,050	—	894	7,894
Year Ended September 30, 2005
Allowance for doubtful accounts	864	424	78	256	1,110
Reserve for excess and obsolete inventory	6,657	865	728	1,512	6,738
Year Ended September 30, 2004
Allowance for doubtful accounts	1,240	(230)	324	470	864
Reserve for excess and obsolete inventory	7,041	715	77	1,176	6,657

(1)	The amounts in this column represent charge-offs net of recoveries.

EXHIBIT INDEX

TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2006

EXHIBIT NO.	DESCRIPTION
3.12	Certificate of Amendment, filed August 28, 2003 of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)

10.25	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the time vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)

10.26	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the performance vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of TransDigm Group Incorporated

23.1	Consent of Ernst & Young LLP

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.