Form 10-Q
period 2006-12-30
TransDigm Group INC
filed 2007-02-13
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 30, 2006.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 44,935,221 as of January 27, 2007.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	December 30, 2006	September 30, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,556	$61,217
Trade accounts receivable - Net	66,818	65,568
Income taxes receivable	1,677	9,366
Inventories	94,075	89,243
Deferred income taxes	7,017	7,390
Prepaid expenses and other	3,073	1,397

Total current assets	227,216	234,181

PROPERTY, PLANT AND EQUIPMENT - Net	63,377	62,851
GOODWILL	918,636	877,829
TRADEMARKS AND TRADENAMES	125,497	125,497
OTHER INTANGIBLE ASSETS - Net	98,840	100,462
DEBT ISSUE COSTS - Net	14,644	14,872
OTHER	504	1,020

TOTAL ASSETS	$1,448,714	$1,416,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,329	$18,764
Accrued liabilities	30,009	24,675

Total current liabilities	49,338	43,439

LONG-TERM DEBT - Less current portion	925,000	925,000
DEFERRED INCOME TAXES	80,492	78,109
OTHER NON-CURRENT LIABILITIES	6,543	7,123

Total liabilities	1,061,373	1,053,671

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 44,874,217 and 44,664,020 at December 30, 2006 and September 30, 2006, respectively	449	446
Additional paid-in capital	300,195	296,757
Retained earnings	88,002	67,667
Accumulated other comprehensive loss	(1,305)	(1,829)

Total stockholders’ equity	387,341	363,041

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,448,714	$1,416,712

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Thirteen Week Periods Ended
	December 30, 2006	December 31, 2005
NET SALES	$122,709	$100,140

COST OF SALES	59,075	50,897

GROSS PROFIT	63,634	49,243

OPERATING EXPENSES:
Selling and administrative	12,121	13,090
Amortization of intangibles	1,642	1,816

Total operating expenses	13,763	14,906

INCOME FROM OPERATIONS	49,871	34,337

INTEREST EXPENSE - Net	17,793	19,799

INCOME BEFORE INCOME TAXES	32,078	14,538
INCOME TAX PROVISION	11,743	5,554

NET INCOME	$20,335	$8,984

Net earnings per share:
Basic earnings per share	$0.45	$0.20
Diluted earnings per share	$0.43	$0.19

Weighted-Average Shares Outstanding:
Basic	44,773	44,202
Diluted	47,802	46,657

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 30, 2006

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
BALANCE, OCTOBER 1, 2006	44,664,020	$446	$296,757	$67,667	$(1,829)	$363,041

Compensation expense recognized for employee stock options			801			801
Income tax benefit from exercise of stock options			1,328			1,328

Exercise of employee stock options	210,197	3	1,304			1,307
Restricted stock amortization			5			5
Comprehensive income:
Net income				20,335		20,335
Interest rate swap					514	514
Other comprehensive income					10	10

Comprehensive income						20,859

BALANCE, DECEMBER 30, 2006	44,874,217	$449	$300,195	$88,002	$(1,305)	$387,341

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 30, 2006	December 31, 2005
OPERATING ACTIVITIES:
Net income	$20,335	$8,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,551	2,421
Amortization of intangibles	1,642	1,816
Amortization of debt issue costs	461	1,153
Non-cash stock option costs and restricted stock amortization	806	237
Changes in assets/liabilities, net of effects from acquisition of business:
Accounts receivable	1,025	1,797
Inventories	(2,333)	(2,131)
Other assets	6,610	2,273
Accounts payable	344	295
Accrued and other liabilities	6,547	5,818
Deferred compensation liability	465	(29,477)
Interest on unsecured promissory notes	—	(59,206)

Net cash provided by (used in) operating activities	38,453	(66,020)

INVESTING ACTIVITIES:
Capital expenditures	(2,496)	(1,767)
Acquisition of business	(45,250)	—

Net cash used in investing activities	(47,746)	(1,767)

FINANCING ACTIVITIES:
Repayment of amounts borrowed under the former credit facility	—	(736)
Repayment of unsecured promissory notes	—	(199,997)
Borrowings under TD Group loan facility, net of fees	—	193,855
Tax benefit from exercise of stock options	1,328	—
Proceeds from exercise of stock options	1,304	—

Net cash provided by (used in) financing activities	2,632	(6,878)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,661)	(74,665)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,217	104,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,556	$29,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12,713	$68,795

Cash (received) / paid during the period for income taxes	$(72)	$2,593

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEK PERIODS ENDED DECEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc., which includes the AeroControlex and Adel Wiggins Groups, along with its wholly-owned operating subsidiaries, MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace Inc., Avionic Instruments, Inc., Skurka Aerospace Inc., Sweeney Engineering Corp. and CDA InterCorp (collectively, with TD Group, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, gear pumps, mechanical/electromechanical actuators and controls, NiCad batteries/chargers, power conditioning devices, hold open rods and locking devices, engineered connectors, engineered latches, cockpit security devices, lavatory hardware and components, specialized AC/DC electric motors and specialized valving.

TransDigm Holding Company (“TransDigm Holdings”) was a wholly-owned subsidiary of TD Group and the direct parent of TransDigm Inc. and was merged into TransDigm Inc. on June 26, 2006.

TD Group was incorporated on July 8, 2003 under the name TD Holding Corporation by outside investors to acquire control of TransDigm Holdings through the Merger described below and had no operations prior to the Merger. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc.

Initial Public Offering—On March 20, 2006, TD Group completed an initial public offering (“IPO”) of its common stock. As a result of the IPO, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG”.

On March 14, 2006, TD Group effected a 149.60 for 1.00 stock split and, in conjunction therewith, amended and restated its certificate of incorporation to increase the number of authorized shares of common stock and preferred stock. All common shares and per common share amounts in these condensed consolidated financial statements prior to March 14, 2006 have been retroactively adjusted for all periods presented to give effect to the stock split, including reclassifying an amount equal to the increase in par value from additional paid-in capital to common stock.

Merger—On July 22, 2003, an entity formed by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) merged with and into TransDigm Holdings, with TransDigm Holdings continuing as the surviving corporation as a wholly-owned subsidiary of a newly formed corporation controlled by Warburg Pincus, TD Group (the “Merger”).

Separate Financial Statements—Separate financial statements of TransDigm Inc. are not presented since TransDigm Inc.’s 7 3/4% senior subordinated notes, or the 7 3/4% Senior Subordinated Notes, are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing domestic subsidiaries of TransDigm Inc. and since TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2006 included in its Form 10-K dated November 28, 2006. The September 30, 2006 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the thirteen week periods ended December 30, 2006 are not necessarily indicative of the results to be expected for the full year.

3.	NEW ACCOUNTING STANDARDS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has adopted SAB 108 during its first quarter of fiscal year 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, the Company uses a September 30 measurement date for its defined benefit pension plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

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

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently analyzing the expected impact of adoption of FIN 48 on its financial statements.

4.	ACQUISITIONS

CDA – On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp (“CDA”) for $45.3 million in cash, subject to adjustment based on the level of working capital as of the close of the acquisition. CDA designs and manufacturers specialized controllable drive actuators, motors, transducers, and gearing. The products fit closely with TransDigm’s existing business. The Company expects that the $40.7 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Sweeney – On June 12, 2006, TransDigm Inc. acquired all of the outstanding capital stock of Sweeney Engineering Corp. (“Sweeney”) for $25.5 million in cash. Sweeney designs and manufactures specialized aerospace valving used primarily in fuel, environmental control, and de-icing applications. The products are used on defense and commercial aircraft applications. Sweeney’s product characteristics and market position fit well with TransDigm’s overall direction. The acquired business was consolidated into AeroControlex’s existing business in Painesville, Ohio. The Company expects that the $21.1 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions of CDA and Sweeney as purchases and included the results of operations of CDA and Sweeney in its consolidated financials statements for the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of CDA and Sweeney; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for CDA and Sweeney, had they occurred at the beginning of the thirteen week periods ended December 30, 2006 and December 31, 2005, respectively, are not significant and, accordingly, are not provided.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	December 30, 2006	September 30, 2006
Work-in-progress and finished goods	$59,451	$51,077
Raw materials and purchased component parts	43,542	46,060

Total	102,993	97,137
Reserve for excess and obsolete inventory	(8,918)	(7,894)

Inventories - net	$94,075	$89,243

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$92,196	$13,755	$78,441
License agreement	9,373	1,812	7,561
Trade secrets	11,772	1,830	9,942
Patented technology	1,542	610	932
Order backlog	10,040	9,543	497
Other	1,803	336	1,467

Total	$126,726	$27,886	$98,840

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$92,196	$12,696	$79,500
License agreement	9,373	1,679	7,694
Trade secrets	11,772	1,696	10,076
Patented technology	1,522	568	954
Order backlog	10,040	9,320	720
Other	1,803	285	1,518

Total	$126,706	$26,244	$100,462

The total carrying amount of identifiable intangible assets not subject to amortization consists of $125.5 million of trademarks and trade names at both December 30, 2006 and September 30, 2006.

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended December 30, 2006 and December 31, 2005 was approximately $1.6 million, and $1.8 million, respectively. The estimated amortization expense for fiscal 2007 is $7.0 million and for each of the five succeeding years 2008 through 2012 is $5.7 million, $5.6 million, $5.6 million, $5.6 million and $5.5 million, respectively.

The following is a summary of the changes in the carrying value of goodwill from September 30, 2006 through December 30, 2006 (in thousands):

Balance, September 30, 2006	$877,829
Additional goodwill recognized in accounting for acquisition of CDA	40,676
Other	131

Balance, December 30, 2006	$918,636

7.	PRODUCT WARRANTY

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

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirteen Week Periods Ended
	December 30, 2006	December 31, 2005
Liability balance at beginning of period	$2,472	$2,789
Accruals for warranties issued	417	237
Warranty costs incurred	(343)	(402)

Liability balance at end of period	$2,546	$2,624

8.	INCOME TAXES

At the end of each reporting period, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. The Company recorded an income tax provision of $11.7 million in the thirteen week period ended December 30, 2006 compared to $5.6 million in the prior year period. The effective tax rate for the thirteen week period ended December 30, 2006 was 36.6% compared to 38.2% for the comparable period in the prior year. The lower effective tax rate was primarily due to the retroactive reinstatement of the research and development tax credit. The federal research and development tax credit expired on December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the research and development tax credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 is reflected as a discrete item which lowered the Company’s effective tax rate by approximately 1.5%.

9.	EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Thirteen Week Periods Ended
	December 30, 2006	December 31, 2005
Basic Earnings Per Share Computation:

Net income	$20,335	$8,984

Weighted-average shares outstanding	44,773	44,202

Basic earnings per share	$0.45	$0.20

Diluted Earnings Per Share Computation:

Net income	$20,335	$8,984

Weighted-average shares outstanding	44,773	44,202
Effect of dilutive options outstanding (1)	3,029	2,455

Total weighted-average shares outstanding	47,802	46,657

Diluted earnings per share	$0.43	$0.19

(1)

Stock options totaling 0.1 million outstanding at December 30, 2006 were excluded from the diluted earnings per share computation for the thirteen weeks ended December 30, 2006, due to the anti-dilutive effect of such options.

10.	STOCK COMPENSATION PLANS

The Company’s stock compensation plans are designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders by closely aligning the interests of these individuals with those of the Company’s stockholders. The Company’s stock compensation plans provide the granting of stock options, restricted stock and other stock-based incentives.

Prior to December 20, 2006 the Company used the minimum value method of accounting for stock based compensation as provided for in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Concurrent with the initial filing of the Company’s Registration Statement on Form S-1 on December 20, 2006, on a prospective basis, the Company converted to the fair value method also provided for in SFAS 123. The minimal value method does not require the use of a volatility factor in measuring the value of a stock based compensation grant.

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”), which replaces SFAS 123 utilizing the modified prospective method. SFAS 123R requires stock based compensation to be measured using the fair value method of accounting. The Company records compensation expense for service based awards under the straight line method. Expense related to performance based awards is recorded in the service period corresponding to the performance target. SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in statements of cash flows, rather than as operating activities as required under SFAS 123. The adoption of SFAS 123R did not have a significant impact on the Company’s financial condition or results of operations. The Company estimates that forfeitures of unvested awards will be insignificant and accordingly does not adjust stock based compensation expense for projected forfeitures.

The following table shows the expense recognized by the Company for stock-based compensation (in thousands):

	Thirteen Week Periods Ended
	December 30, 2006	December 31, 2005
Stock option compensation expense:
Time vested stock options	$111	$47
Performance vested stock options	690	190
Restricted stock award amortization	5	—

	$806	$237

As of December 30, 2006, there was $3.9 million of total unrecognized compensation cost related to nonvested awards expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.

2006 Stock Incentive Plan

In conjunction with the consummation of the IPO, a 2006 stock incentive plan was adopted by TD Group. TD Group has reserved 2,619,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. On April 21, 2006, 2,370 restricted shares were issued with a weighted-average grant date fair value of $25.34 and which vest over three years. The compensation committee established vesting and performance requirements that must be met prior to the vesting of an award, as well as other terms and conditions relating to such awards. Options granted under the plan will expire no later than the tenth anniversary of the applicable date of grant of the options, and will have an exercise price of not less than the fair market value of our common stock on the date of grant.

At December 30, 2006, 2,617,298 remaining shares were available for award under TD Group’s 2006 stock incentive plan.

2003 Stock Option Plan

Certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. Upon the closing of the Merger, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holdings. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of common stock of TD Group (after giving effect to the 149.60 for 1.00 stock split effected on March 14, 2006). All rollover options granted were fully vested on the date of grant. In addition to shares of common stock reserved for issuance upon the exercise of rollover options, an aggregate of 5,469,301 shares of TD Group’s common stock are reserved for issuance upon the exercise of new management options. In general, approximately 20% of all new management options vest based on employment service or a change in control. These time vested options have a graded vesting schedule of up to four years. Approximately 80% of all new management options vest (i) based upon the satisfaction of specified performance criteria, which is annual EBITDA As Defined targets through 2008, or (ii) upon the occurrence of a change in control if the Investor Group (defined as Warburg Pincus and the other investors who invested in TD Group in connection with the Merger) receives a minimum specified rate of return. Unless terminated earlier, the options expire ten years from the date of grant. In addition to the stock options issued under the plan covering the Company’s employees, members of the Company’s board of directors have also been granted stock options of TD Group. TD Group has reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, 9,055,698 of which had been issued as of December 30, 2006.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Sholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the first quarter:

	2007	2006
Risk-free interest rate	4.41%	4.21%-4.33%
Expected life of options	4 years	4 years
Expected dividend yield of stock	—	—
Expected volatility of stock	30%	0%-30%

The risk-free interest rate is based upon the three and five-year Treasury Bond rates as of the grant date. The average expected life of stock-based awards is based on vesting schedules and contractual terms. Expected volatility of stock was calculated using historical and implied volatilities. The Company does not pay dividends, thus, no dividend rate assumption is used.

The total fair value of shares vested during the first quarter of fiscal 2007 and fiscal 2006 was $102,000 and $117,000, respectively.

Time Vested Stock Options - The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the first quarter of fiscal 2007 (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	1,063	$9.10
Granted	14	25.60
Exercised	(24)	7.34
Forfeited	(12)	12.57

Outstanding at December 30, 2006	1,041	$9.32	7.3 years	$17.19

Expected to Vest	1,041	$9.32	7.3 years	$17.19

Exercisable at December 30, 2006	829	$8.31	7.1 years	$18.20

Performance Vested Stock Options -The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the first quarter of fiscal 2007 (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	4,250	$9.09
Granted	56	25.60
Exercised	(137)	7.16
Forfeited	(52)	11.53

Outstanding at December 30, 2006	4,117	$9.35	7.3 years	$17.16

Expected to Vest	4,117	$9.35	7.3 years	$17.16

Exercisable at December 30, 2006	1,924	$8.46	7.1 years	$18.05

Rollover Option Awards -The following table summarizes the activity, pricing and other information for the Company’s rollover option award activity during the first quarter of fiscal 2007 (options in thousands):

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	2,788	$2.45
Granted	—	—
Exercised	(49)	3.38
Forfeited	—	—

Outstanding at December 30, 2006	2,739	$2.43	3.6 years	$24.08

Expected to Vest	2,739	$2.43	3.6 years	$24.08

Exercisable at December 30, 2006	2,739	$2.43	3.6 years	$24.08

The weighted-average grant date fair value of time, performance and rollover options granted during the first quarter of fiscal 2007 and fiscal 2006 were $7.85 and $2.58, respectively. The total intrinsic value of time, performance and rollover options exercised during the first quarter of fiscal 2007 and fiscal 2006 were $3.9 million and $0, respectively.

11.	SUBSEQUENT EVENT

On February 7, 2007, the Company completed the acquisition of Aviation Technologies, Inc. (“ATI”) for an enterprise value of $430 million in cash. The transaction was funded through an additional term loan under the Senior Secured Credit Facility of $130.0 million, together with the net proceeds from the issuance of an additional $300.0 million of 7 3/4% Senior Subordinated Notes and a portion of our cash balances. ATI, which is based in Seattle, WA, consists of two primary operating units that service the commercial and military aerospace markets – Avtech and ADS/Transicoil. Avtech is a leading supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a leading supplier of displays, clocks, brushless motors and related components and instruments. ATI manufactures proprietary products for the aerospace industry that have broad platform positions with high aftermarket content, all of which fit well with TransDigm’s overall direction.

Mr. W. Nicholas Howley, Chairman and Chief Executive Officer of TransDigm, and Mr. Douglas Peacock, a director of TransDigm, each indirectly owned less than one-half of 1% of ATI’s outstanding equity on a fully diluted basis. In addition, prior to the acquisition, Mr. Howley and Mr. Peacock were directors of ATI commencing in 2003, and Mr. Peacock served as ATI’s Chairman during that time.

12.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% Senior Subordinated Notes are jointly and severally guaranteed, on a senior subordinated basis, by TransDigm Inc. and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of December 30, 2006 and September 30, 2006 and its statements of income and cash flows for the thirteen week periods ended December 30, 2006 and December 31, 2005.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 30, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,561	$52,637	$(642)	$—	$54,556
Marketable securities	—	—	—	—	—
Trade accounts receivable - Net	—	27,721	39,097	—	66,818
Inventories	—	35,719	58,356	—	94,075
Income Taxes Receivables	—	1,677	—	—	1,677
Deferred income taxes	—	7,017	—	—	7,017
Prepaid expenses and other	8	2,393	672	—	3,073

Total current assets	2,569	127,164	97,483	—	227,216

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	381,519	1,382,697	44,201	(1,808,417)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	24,631	38,746	—	63,377

GOODWILL	—	446,457	472,179	—	918,636

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS - Net	—	36,361	62,479	—	98,840

DEBT ISSUE COSTS - Net	—	14,644	—	—	14,644

OTHER	—	327	177	—	504

TOTAL ASSETS	$384,088	$2,085,278	$787,765	$(1,808,417)	$1,448,714

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$10,954	$8,375	$—	$19,329
Accrued liabilities	—	22,249	7,760	—	30,009

Total current liabilities	—	33,203	16,135	—	49,338

LONG-TERM DEBT - Less current portion	—	925,000	—	—	925,000

DEFERRED INCOME TAXES	(5,606)	86,098	—	—	80,492
OTHER NON-CURRENT LIABILITIES	2,353	3,310	880	—	6,543

Total liabilities	(3,253)	1,047,611	17,015	—	1,061,373

STOCKHOLDERS’ EQUITY	387,341	1,037,667	770,750	(1,808,417)	387,341

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$384,088	$2,085,278	$787,765	$(1,808,417)	$1,448,714

TRANSDIGM GROUP INCOPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,604	$62,561	$(2,948)	$—	$61,217
Trade accounts receivable - Net	—	27,770	37,798	—	65,568
Income taxes receivable	—	9,366	—	—	9,366
Inventories	—	32,072	57,171	—	89,243
Deferred income taxes	—	7,390	—	—	7,390
Prepaid expenses and other	(248)	778	867	—	1,397

Total current assets	1,356	139,937	92,888	—	234,181

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	358,106	1,338,439	(10,992)	(1,685,553)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	24,895	37,956	—	62,851

GOODWILL	—	446,326	431,503	—	877,829

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS - Net	—	37,086	63,376	—	100,462

DEBT ISSUE COSTS - Net	—	14,872	—	—	14,872

OTHER	—	858	162	—	1,020

TOTAL ASSETS	$359,462	$2,055,410	$687,393	$(1,685,553)	$1,416,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$11,690	$7,074	$—	$18,764
Accrued liabilities	139	16,450	8,086	—	24,675

Total current liabilities	139	28,140	15,160	—	43,439

LONG-TERM DEBT - Less current portion	—	925,000	—	—	925,000

DEFERRED INCOME TAXES	(5,606)	83,715	—	—	78,109

OTHER NON-CURRENT LIABILITIES	1,888	4,355	880	—	7,123

Total liabilities	(3,579)	1,041,210	16,040	—	1,053,671

STOCKHOLDERS’ EQUITY	363,041	1,014,200	671,353	(1,685,553)	363,041

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,462	$2,055,410	$687,393	$(1,685,553)	$1,416,712

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 30, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$49,648	$73,061	$—	$122,709
COST OF SALES	—	22,043	37,032	—	59,075

GROSS PROFIT	—	27,605	36,029	—	63,634

OPERATING EXPENSES:
Selling and administrative	—	6,990	5,131	—	12,121
Amortization of intangibles	—	747	895	—	1,642

Total operating expenses	—	7,737	6,026	—	13,763

INCOME FROM OPERATIONS	—	19,868	30,003	—	49,871

OTHER INCOME (EXPENSES):
Interest expense - Net	—	(16,212)	(1,581)	—	(17,793)
Equity in income of subsidiaries	20,335	18,695	—	(39,030)	—

INCOME BEFORE INCOME TAXES	20,335	22,351	28,422	(39,030)	32,078

INCOME TAX PROVISION	—	2,016	9,727	—	11,743

NET INCOME	$20,335	$20,335	$18,695	$(39,030)	$20,335

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2005

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$42,624	$57,516	$—	$100,140
COST OF SALES	—	20,070	30,827	—	50,897

GROSS PROFIT	—	22,554	26,689	—	49,243

OPERATING EXPENSES:
Selling and administrative	—	8,467	4,623	—	13,090
Amortization of intangibles	—	600	1,216	—	1,816

Total operating expenses	—	9,067	5,839	—	14,906

INCOME FROM OPERATIONS	—	13,487	20,850	—	34,337

OTHER INCOME (EXPENSES):
Interest expense - Net	(6,365)	(14,360)	926	—	(19,799)
Equity in income of subsidiaries	12,918	13,523	—	(26,441)	—

INCOME BEFORE INCOME TAXES	6,553	12,650	21,776	(26,441)	14,538

INCOME TAX PROVISION (BENEFIT)	(2,431)	(268)	8,253	—	5,554

NET INCOME	$8,984	$12,918	$13,523	$(26,441)	$8,984

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 30, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$20,335	$20,335	$18,695	$(39,030)	$20,335
Adjustments to reconcile net income to net cash provided by operating activities	(21,550)	(6,161)	6,799	39,030	18,118

Net cash provided by (used in) operating activities	(1,215)	14,174	25,494	—	38,453

INVESTING ACTIVITIES
Capital expenditures	—	(759)	(1,737)	—	(2,496)
Acquisition of businesses	—	(45,250)	—	—	(45,250)

Net cash used in investing activities	—	(46,009)	(1,737)	—	(47,746)

FINANCING ACTIVITIES:
Changes in intercompany activities	(460)	21,911	(21,451)	—	—
Tax benefit from exercise of stock options	1,328	—	—	—	1,328
Proceeds from exercise of stock options	1,304	—	—	—	1,304

Net cash provided by (used in) financing activities	2,172	21,911	(21,451)	—	2,632

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	957	(9,924)	2,306	—	(6,661)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,604	62,561	(2,948)	—	61,217

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,561	$52,637	$(642)	$—	$54,556

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2005

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$8,984	$12,918	$13,523	$(26,441)	$8,984
Adjustments to reconcile net income to net cash provided by operating activities	(8,984)	(93,918)	1,457	26,441	(75,004)

Net cash provided by (used in) operating activities	—	(81,000)	14,980	—	(66,020)

INVESTING ACTIVITIES
Capital expenditures	—	(569)	(1,198)	—	(1,767)
Acquisition of businesses	—	—	—	—	—

Net cash used in investing activities	—	(569)	(1,198)	—	(1,767)

FINANCING ACTIVITIES:
Changes in intercompany activities	—	10,153	(10,153)	—	—
Payment of amounts borrowed under credit facility	—	(736)	—	—	(736)
Payoff of unsecured promissory notes	—	(199,997)	—	—	(199,997)
New loan facility, net of fees	—	193,855	—	—	193,855

Net cash provided by (used in) financing activities	—	3,275	(10,153)	—	(6,878)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(78,294)	3,629	—	(74,665)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	106,082	(1,861)	—	104,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$27,788	$1,768	$—	$29,556

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with TD Group’s consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. References in this section to the “TransDigm”, “the Company”, “we”, “us”, “our”, and similar references refer to TD Group, TransDigm Inc. and TransDigm Inc.’s subsidiaries, unless the context otherwise indicates. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in this report. There risks could cause our actual results to differ materially from any future performance suggested below.

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

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to:

•	Future terrorist attacks may have a material adverse impact on our business.

•

Our business is sensitive to the number of flight hours that our customers’ planes spend aloft, the size and age of the worldwide aircraft fleet, and our customers’ profitability. These items are, in turn, affected by general economic conditions.

•	Our sales to manufacturers of large aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.

•	We rely heavily on certain customers for much of our sales.

•	We generally do not have guaranteed future sales of our products. Further, we enter into fixed price contracts with some of our customers. We take the risk for cost overruns.

•	U.S military spending is dependent upon the U.S. defense budget.

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

•

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

•	The terms of the Senior Secured Credit Agreement and the Indenture may restrict our current and future operations, particularly our ability to respond to changes or take certain actions.

•	We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees would adversely affect our business.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We are subject to a number of environmental laws and regulations, and we could incur substantial costs as a result of violations under such environmental laws and regulations.

•	We intend to pursue future acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.

•	We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

•	We face significant competition.

•	We could be adversely affected if one of our components causes an aircraft to crash.

•	Our stock prices may be volatile, and your investment in our common stock could suffer a decline in value.

•	Future sales of our common stock in the public market could lower our share price.

•	Our principal stockholder and its affiliates will be able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

•

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, you will not have the protections afforded by these corporate governance requirements.

•	Our corporate documents and Delaware law contain certain provisions that could discourage, delay or prevent a change in control of our company.

•	We do not intend to pay regular dividends on our stock.

Please refer to the other information included in this Quarterly Report on Form 10-Q and to the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.

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

For the first quarter of fiscal 2007, we generated net sales of $122.7 million and net income of $20.3 million. EBITDA As Defined was $56.3 million, or 45.9% of net sales. Please see below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

Recent Developments

On February 7, 2007, pursuant to a definitive agreement and plan of merger (the “Agreement”) among TransDigm Inc., Project Coffee Acquisition Co., a wholly owned subsidiary of TransDigm Inc. (“Merger Sub”), and Aviation Technologies, Inc. (“ATI”), Merger Sub was merged into ATI with the result that ATI became a wholly-owned subsidiary of TransDigm Inc., for consideration of approximately $430 million.

ATI, which is based in Seattle, WA, consists of two primary operating units that service the commercial and military aerospace markets – Avtech and ADS/Transicoil. Avtech is a leading supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a leading supplier of displays, clocks, brushless motors and related components and instruments. ATI manufactures proprietary products for the aerospace industry that have broad platform positions with high aftermarket content, all of which fit well with TransDigm’s acquisition strategy and business model.

Mr. W. Nicholas Howley, Chairman and Chief Executive Officer of TransDigm, and Mr. Douglas Peacock, a director of TransDigm, each indirectly owned less than one-half of 1% of ATI’s outstanding equity on a fully diluted basis. In addition, prior to the acquisition, Mr. Howley and Mr. Peacock were directors of ATI commencing in 2003, and Mr. Peacock served as ATI’s Chairman during that time.

On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp (“CDA”) for an aggregate purchase price of approximately $45.3 million. CDA designs and manufactures specialized controllable drive actuators, motors, transducers, and gearing. CDA’s products are used on a range of defense, space and commercial aircraft applications. The proprietary nature, established positions and aftermarket content of CDA’s products fit well with our overall business direction.

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

In February 2006, the Defense Logistics Agency made a request to initiate discussions regarding future pricing and developing an acquisition strategy that will mutually strengthen TransDigm’s business relationship with the Defense Logistics Agency. The parties have discussed and are considering future purchasing approaches but negotiations regarding Strategic Supplier Alliances or any specific approach have not yet commenced, but will likely occur at a later date. As a result of those negotiations, it is possible that the divisions and subsidiaries subject to the pricing review will enter into Strategic Supplier Alliances with the Defense Logistics Agency. It is likely that in connection with any Strategic Supplier Alliance, the Defense Logistics Agency will seek prices for parts based on cost or may seek volume discounts or other favorable pricing and/or the applicable division or subsidiary may agree to cost or pricing justification or appropriate discounts. It is also possible that the Department of Defense may seek alternative sources of supply for such parts.

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

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions).

	Thirteen Week Periods Ended December 30, 2006	Thirteen Week Periods Ended December 31, 2005
Net income	$20.3	$9.0
Adjustments:
Depreciation and amortization expense	4.2	4.2
Interest expense, net	17.8	19.8
Income tax provision	11.8	5.6

EBITDA (1)	54.1	38.6
Adjustments:
Acquisition integration costs (2)	0.7	0.3
Non-cash compensation and deferred compensation costs (3)	1.3	(2.8)
Acquisition earnout costs (4)	0.2	0.1
Non-recurring IPO costs (5)	—	0.7
One-Time Special Bonus (6)	—	6.2

EBITDA, As Defined (1)	$56.3	$43.1

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined, represents EBITDA, plus inventory purchase accounting charges, acquisition integration costs, non-cash compensation and deferred compensation charges, refinancing costs, IPO related option vesting, acquisition earnout costs, non-recurring IPO costs and one-time special bonus payments made to certain members of our management, as applicable for the relevant period.

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

Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs, the preparation of our annual budget and financial projections. In addition, the revolving credit facility under the Senior Secured Credit Agreement requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our Consolidated EBITDA (as defined in therein). The Senior Secured Credit Agreement defines Consolidated EBITDA in a manner equal to how we define EBITDA As Defined. This financial covenant is a material term of the Senior Secured Credit Agreement as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility under the Senior Secured Credit Facility (and, in turn, an event of default under the Senior Secured Credit Agreement could result in an event of default under the Indenture governing the 7 3/4% Senior Subordinated Notes). In addition, our former senior secured credit facility required compliance, on a pro forma basis, with a leverage ratio, a fixed charge coverage ratio and an interest coverage ratio, all of which were measured based on our Consolidated EBITDA (as defined therein). The former senior secured credit facility defined Consolidated EBITDA in a manner equal to how we defined EBITDA As Defined for the periods presented prior to fiscal 2007, and such historical definition was substantially similar to the definition of Consolidated EBITDA under the Senior Secured Credit Facility, except that for purposes of computing Consolidated EBITDA under the Senior Secured Credit Facility, we are permitted to add back to net income any and all expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges related to the refinancing which occurred in June 2006.

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

(2)	Represents costs incurred to integrate Sweeney Engineering Corp. (“Sweeney”) and CDA into the Company’s operations.

(3)

Represents the expenses (income) recognized by the Company under a stock option plan and deferred compensation plans of TD Group. The amount reflected above for the thirteen week period ended December 31,

2005 includes a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two deferred compensation plans of TD Group. In addition, the amount reflected above for the thirteen week periods ended December 30, 2006 and December 31, 2005 includes expenses recognized by the Company under a new deferred compensation plan of TD Group adopted December 2005.

(4)	Represents the amount recognized for the potential earnout payment to Howard Skurka pursuant to the terms of the retention agreement entered into with him in connection with our acquisition of substantially all of the assets of Skurka Engineering Company in December 2004. Pursuant to the Senior Secured Credit Agreement entered into on June 23, 2006, our senior lenders agreed to exclude earnout payments and deferred purchase price payments made in connection with certain permitted acquisitions from the calculation of EBITDA As Defined.

(5)	Represents non-recurring costs and expenses incurred by TD Group related to the IPO.

(6)	Represents the one-time special bonus paid to certain members of management based on their respective holding of rollover options and new management options in November 2005. In the Senior Secured Credit Agreement entered into on June 23, 2006, our senior lenders agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2006. There has been no significant change to our critical accounting policies during the thirteen week period ended December 30, 2006.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Week Periods Ended
	December 30, 2006	December 31, 2005

Net sales	100%	100%

Cost of Sales	48	51
Selling and administrative expenses	10	13
Amortization of intangibles	1	2

Income from operations	41	34
Interest expense - net	14	20
Income tax provision	10	5

Net income	17%	9%

Changes in Results of Operations

Thirteen-week period ended December 30, 2006 compared with the thirteen-week period ended December 31, 2005.

•

Net Sales. Net sales increased by $22.6 million, or 22.5%, to $122.7 million for the quarter ended December 30, 2006, from $100.1 million for the comparable quarter last year. Sales growth excluding acquisitions was $16.3 million and represented a 16.2% increase over the prior year. The organic sales growth was primarily due to (i) an increase of $10.5 million of commercial aftermarket sales primarily resulting from the continuing recovery in the commercial aftermarket and the strength of our proprietary products and market position, (ii) an increase of $3.5 million of commercial OEM sales primarily resulting from an increase in business jet sales, and (iii) a modest increase in defense sales. The remaining $6.3 million of the increase resulted from the acquisitions of CDA, Sweeney and Electra-Motion, Inc. (“Electra-Motion”), which were not owned in the comparable quarter last year.

•

Cost of Sales. Cost of sales increased by $8.2 million, or 16.1%, to $59.1 million for the quarter ended December 30, 2006 from $50.9 million for the comparable quarter last year. Cost of sales as a percentage of sales decreased almost three percentage points to 48.1% for the thirteen week period ended December 30, 2006 from 50.8% for the thirteen week period ended December 31, 2005. The absolute dollar increase in cost of sales was primarily due to increased volume associated with the higher net sales of $22.6 million discussed above. The decrease in cost of sales as a percentage of sales was primarily due to a very favorable product mix on the increase in commercial aftermarket sales, and to a lesser extent, favorable fixed cost leverage on greater volume and continued productivity improvements.

•

Selling and Administrative Expenses. Selling and administrative expenses decreased by $1.0 million, or 7.4%, to $12.1 million, or 9.9% of sales, for the quarter ended December 30, 2006 from $13.1 million, or 13.1% of sales, for the comparable quarter last year. The prior year quarter included many unusual non operating activities which resulted in a net decrease of year over year expenses. The net decrease is primarily due to non-recurring costs recorded in the prior year of $6.2 million for a one-time special bonus and $0.7 million for professional fees associated with the IPO. These prior year increased costs were partially offset by a $3.8 million reversal of charges resulting from the termination of deferred compensation plans. The net reduction of prior year non operating activity was partially offset by a current year increase in selling and administrative costs associated with higher sales volume discussed above and a $0.6 million increase in stock option expense.

Selling and administrative expenses as a percentage of net sales decreased to 9.9% for the quarter ended December 30, 2006 compared to 13.1% for the prior year quarter. The decrease is primarily due to the non-recurring charges recorded in the prior year quarter discussed above and favorable leverage of increased volume on period costs.

•	Amortization of Intangibles. Amortization of intangibles decreased slightly to $1.6 million for the quarter ended December 30, 2006 from $1.8 million for the comparable quarter last year.

•

Interest Expense. Interest expense decreased $2.0 million, or 10.1%, to $17.8 million for the quarter ended December 30, 2006 from $19.8 million for the comparable quarter last year. The net decrease was primarily the result of the refinancing of our debt structure during fiscal 2006. As a result of the refinancing, despite an increase in our average level of outstanding borrowings to $925.0 million during the quarter ended December 30, 2006 from approximately $889.5 million during the comparable quarter last year, interest expense decreased due to a decline in the average interest rate to 7.54% during the quarter ended December 30, 2006 from 8.55% for the comparable quarter last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 36.6% for the quarter ended December 30, 2006 compared to 38.2% for the quarter ended December 31, 2005. The lower effective tax rate was primarily due to the retroactive reinstatement of the research and development tax credit. The federal research and development tax credit expired on December 31, 2005. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the research and development tax credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from

January 1, 2006 to September 30, 2006 is reflected as a discrete item which lowered the Company’s effective tax rate by approximately 1.5%.

•

Net Income. Net income increased $11.3 million, or 126.3%, to $20.3 million for the first quarter of fiscal 2007 compared to net income of $9.0 million for the first quarter of fiscal 2006, primarily as a result of the factors referred to above.

Backlog

As of December 30, 2006, the Company estimated its sales order backlog at $261.6 million compared to an estimated $225.0 million as of December 31, 2005. This increase in backlog is due to the acquisitions of CDA, Electra-Motion and Sweeney discussed above totaling approximately $20.0 million and an increase in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of December 30, 2006 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 30, 2006 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the thirteen week periods ended December 30, 2006 and December 31, 2005 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company generated $38.5 million of cash from operating activities during the quarter ended December 30, 2006 compared to a use of $66.0 million during the comparable quarter ended December 31, 2005. The increase of $104.5 million is primarily due to (i) the absence in 2007 of the payment of accrued interest of $62.7 million relating to 12% senior unsecured promissory notes in November 2005, (ii) the absence in 2007 of the distributions to participants in our deferred compensation plans totaling approximately $26.0 million in November 2005 (in connection with the distributions under the deferred compensation plans, our Board of Directors approved the termination of the plans during the first quarter of fiscal 2006), (iii) the absence in 2007 of the payment in November 2005 of a one-time special bonus to certain members of management of $6.2 million, and (iv) higher net income in the current quarter ended December 30, 2006.

Investing Activities. Cash used in investing activities was $47.8 million during the quarter ended December 30, 2006 primarily a result of the acquisition of CDA for $45.3 million discussed above and $2.5 million for capital expenditures. Cash used in investing activities was $1.8 million during the quarter ended December 31, 2005 consisting of capital expenditures.

Financing Activities. Cash provided by financing activities during the quarter ended December 30, 2006 was $2.6 million compared to cash used in financing activities of $6.9 million during the quarter ended December 31, 2005. The cash provided by financing activities during fiscal 2007 consisted of $1.3 million from the exercise of stock options and $1.3 million from the excess tax benefit from the exercise of stock options. The cash used in financing activities during the quarter ended December 31, 2005 of $6.9 million was primarily due to the payment of $200.0 million to prepay the entire outstanding principal balance of senior unsecured promissory notes, partially offset by the proceeds from the TD Group loan facility, net of fees, of $193.8 million.

June 2006 Refinancing

In June 2006 TransDigm refinanced its entire debt structure. In connection with the refinancing, TransDigm Inc. obtained a new senior secured credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $650 million term loan facility, which was fully drawn at closing, and a $150 million revolving loan facility, of which $148.8 million was available as of December 30, 2006.

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

Under the terms of the Senior Secured Credit Facility, TransDigm Inc., has the right to request (but no lender is committed to provide) additional term loans of up to $250 million, subject to the satisfaction of customary conditions, including pro forma compliance with the financial covenants contained in the Senior Secured Credit Facility after giving effect to any such incremental term loan borrowings.

The Senior Secured Credit Facility is guaranteed by TD Group and all of TransDigm Inc.’s current and future domestic restricted subsidiaries, and is secured by a first priority security interest in substantially all of the existing and future property and assets of TransDigm Inc. and all of TransDigm Inc.’s existing and future domestic restricted subsidiaries, and a first priority pledge of the capital stock of TransDigm Inc. and TransDigm Inc.’s domestic subsidiaries.

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

Impact of Acquisition of ATI

In connection with the acquisition of ATI, TransDigm Inc. entered into an amendment of our Senior Secured Credit Facility which provides for, among other things, (i) an additional term loan of $130.0 million, (ii) a $50.0 million increase in the revolving credit facility that is available under our Senior Secured Credit Facility (bringing the total available revolver to $200 million), none of which will be drawn in connection with the closing of the acquisition of ATI. In addition, the $250.0 million uncommitted incremental loan facility was increased to $300.0 million.

Also in connection with the acquisition of ATI, TransDigm Inc. issued $300.0 million aggregate principal amount of 7 3/4% Senior Subordinated Notes. The new notes are additional debt securities under the indenture dated as of June 23, 2006.

Upon the closing of ATI, the additional term loan of $130.0 million, together with the net proceeds from the $300.0 million from the additional 7 3/4% Senior Subordinated Notes and a portion of our cash balances, was drawn to fund the approximately $430 million purchase price of ATI.

New Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company has adopted SAB 108 during its first quarter of fiscal year 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, the Company uses a September 30 measurement date for its defined benefit pension plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

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

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently analyzing the expected impact of adoption of FIN 48 on its financial statements.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At December 30, 2006, the Company had borrowings under its Senior Secured Credit Facility of $650 million that were subject to interest rate risk. Borrowings under the Company’s Senior Secured Credit Facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by the Company, in each case, plus an applicable margin percentage that varies based on the consolidated leverage ratio of TransDigm Inc. as of the relevant date of determination. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the senior secured credit facilities by approximately $6.5 million based on the amount of outstanding borrowings at December 30, 2006. The weighted average interest rate on the $650 million of borrowings under the Senior Secured Credit Facility on December 30, 2006 was 7.37%.

At December 30, 2006, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through June 23, 2009 for the notional amount of $187 million, which will decrease to $170 million on September 23, 2007 and to $150 million on September 23, 2008 through June 23, 2009. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At December 30, 2006, the fair value of the interest rate swap agreement was a liability of $2.4 million.

Because the interest rates on borrowings under the Senior Secured Credit Facility vary with market conditions, the amount of outstanding borrowings under the Senior Secured Credit Facility approximates the fair value of the indebtedness. The fair value of the $275 million aggregate principal amount of the Company’s 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $285 million at December 30, 2006 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 30, 2006, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Internal Control Over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirteen week period ending December 30, 2006 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

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

PART II: OTHER INFORMATI ON

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

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	February 13, 2007
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Chief Financial Officer and	February 13, 2007
Gregory Rufus	Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED December 30, 2006

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.