Form 10-Q
period 2007-03-31
TransDigm Group INC
filed 2007-05-08
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 45,098,507 as of April 27, 2007.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2007	September 30, 2006

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,795	$61,217
Trade accounts receivable - Net	89,686	65,568
Income taxes receivable	—	9,366
Inventories	119,124	89,243
Deferred income taxes	17,728	7,390
Prepaid expenses and other	6,489	1,397

Total current assets	297,822	234,181

PROPERTY, PLANT AND EQUIPMENT - Net	86,609	62,851
GOODWILL	1,218,856	877,829
TRADEMARKS AND TRADE NAMES	159,427	125,497
OTHER INTANGIBLE ASSETS - Net	180,537	100,462
DEBT ISSUE COSTS - Net	24,351	14,872
OTHER	502	1,020

TOTAL ASSETS	$1,968,104	$1,416,712

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,556	$18,764
Accrued liabilities	35,844	24,675

Total current liabilities	60,400	43,439

LONG-TERM DEBT	1,357,968	925,000
DEFERRED INCOME TAXES	130,185	78,109
OTHER NON-CURRENT LIABILITIES	7,358	7,123

Total liabilities	1,555,911	1,053,671

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 45,072,607 and 44,664,020 at March 31, 2007 and September 30, 2006, respectively	451	446
Additional paid-in capital	303,793	296,757
Retained earnings	109,516	67,667
Accumulated other comprehensive loss	(1,567)	(1,829)

Total stockholders' equity	412,193	363,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,968,104	$1,416,712

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 31, 2007 AND APRIL 1, 2006

(Amounts in thousands, except per share data)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
NET SALES	$144,438	$108,276	$267,147	$208,416

COST OF SALES	69,367	51,799	128,442	102,696

GROSS PROFIT	75,071	56,477	138,705	105,720

OPERATING EXPENSES:
Selling and administrative	14,586	12,426	26,707	25,516
Amortization of intangibles	3,368	1,450	5,010	3,266

Total operating expenses	17,954	13,876	31,717	28,782

INCOME FROM OPERATIONS	57,117	42,601	106,988	76,938

INTEREST EXPENSE - Net	22,603	19,382	40,396	39,181

INCOME BEFORE INCOME TAXES	34,514	23,219	66,592	37,757

INCOME TAX PROVISION	13,000	8,945	24,743	14,499

NET INCOME	$21,514	$14,274	$41,849	$23,258

Net earnings per share:
Basic earnings per share	$0.48	$0.32	$0.93	$0.53
Diluted earnings per share	$0.45	$0.30	$0.87	$0.50

Weighted-average shares outstanding:
Basic	44,972	44,255	44,872	44,228
Diluted	48,000	47,121	47,897	46,893

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2007

(Amounts in thousands, except share data)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Number of Shares	Par Value

BALANCE, OCTOBER 1, 2006	44,664,020	$446	$296,757	$67,667	$(1,829)	$363,041

Compensation expense recognized for employee stock options	—	—	1,449	—	—	1,449
Income tax benefit from exercise of stock options	—	—	2,859	—	—	2,859

Exercise of employee stock options	403,127	5	2,718	—	—	2,723
Restricted stock amortization	—		10	—	—	10
Issuance of common stock	5,460	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	41,849	—	41,849
Interest rate swap	—	—	—	—	240	240
Other comprehensive income	—	—	—	—	22	22

Comprehensive income	—	—	—	—	—	42,111

BALANCE, MARCH 31, 2007	45,072,607	$451	$303,793	$109,516	$(1,567)	$412,193

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	March 31, 2007	April 1, 2006

OPERATING ACTIVITIES:
Net income	$41,849	$23,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,418	4,886
Amortization of intangibles	5,010	3,266
Amortization of debt issue costs	1,306	2,433
Non-cash stock option costs and restricted stock amortization	1,459	1,134
Changes in assets/liabilities, net of effects from acqusition of businesses:
Accounts receivable	(8,486)	(1,775)
Inventories	(6,332)	(5,695)
Other assets	8,381	(8,287)
Accounts payable	1,817	763
Accrued and other liabilities	3,967	7,111
Deferred compensation liability	1,011	(28,960)
Interest on unsecured promissory notes	—	(59,206)

Net cash provided by (used in) operating activities	55,400	(61,072)

INVESTING ACTIVITIES:
Capital expenditures	(4,205)	(3,831)
Acquisition of businesses	(475,705)	—

Net cash used in investing activities	(479,910)	(3,831)

FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated notes, net of fees	297,029	—
Borrowings under senior secured credit facility, net of fees	125,482	—
Repayment of amounts borrowed under the former credit facility	—	(1,472)
Repayment of unsecured promissory notes	—	(199,997)
Borrowings under TD Group loan facility, net of fees	—	193,752
Tax benefit from exercise of stock options	2,859	—
Proceeds from exercise of stock options	2,718	776

Net cash provided by (used in) financing activities	428,088	(6,941)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,578	(71,844)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,217	104,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,795	$32,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38,329	$96,837

Cash paid during the period for income taxes	$7,670	$11,740

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED MARCH 31, 2007 AND APRIL 1, 2006

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business— TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc., which includes the AeroControlex and Adel Wiggins Groups, along with its direct and indirect wholly-owned operating subsidiaries, MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace Inc., Avionic Instruments, Inc., Skurka Aerospace Inc., Sweeney Engineering Corp., CDA InterCorp, Avtech Corporation, Transicoil Corporation, West Coast Specialties, Inc. and Transicoil (Malaysia) Sendirian Berhad (collectively, with TD Group, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, gear pumps, mechanical/electromechanical actuators and controls, NiCad batteries/chargers, power conditioning devices, hold open rods and locking devices, engineered connectors, engineered latches, cockpit security devices, lavatory hardware and components, specialized AC/DC electric motors, aircraft audio systems, specialized cockpit displays and specialized valving.

TransDigm Holding Company (“TransDigm Holdings”) was formerly a wholly-owned subsidiary of TD Group and the direct parent of TransDigm Inc. but was merged into TransDigm Inc. on June 26, 2006.

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

Separate Financial Statements – Separate financial statements of TransDigm Inc. are not presented since TransDigm Inc.’s 7 3/4% senior subordinated notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing domestic subsidiaries of TransDigm Inc. and since TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2006 included in its Form 10-K dated November 28, 2006. The September 30, 2006 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

3.	NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

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

ATI – On February 7, 2007, TransDigm Inc. acquired all of the outstanding capital stock of Aviation Technologies, Inc. (“ATI”) for $430.1 million in cash. ATI consists of two primary operating units that service the commercial and military aerospace markets – Avtech Corporation (which, together with West Coast Specialties, Inc., is referred to as “Avtech”) and Transicoil Corporation (which, together with Transicoil (Malaysia) Sendirian Berhad is referred to as “ADS/Transicoil”). Avtech is a leading supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a leading supplier of displays, clocks, brushless motors and related components and instruments. Through Avtech and ADS/Transicoil, ATI manufactures proprietary products for the aerospace industry with broad platform positions and high aftermarket content, all of which fit well with TransDigm’s overall direction.

The purchase price consideration and costs associated with the acquisition of $430.1 million were funded through additional borrowings under our senior secured credit facility of $125.5 million (net of fees of $4.5 million), the proceeds from the issuance by TransDigm Inc. of additional senior subordinated notes of $297.0 (net of fees of $6.0 million) and the use of $7.6 million of our available cash balances.

The Company accounted for the acquisition of ATI as a purchase and included the results of operations of ATI in its consolidated financials statements from the date of acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of ATI; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. The Company expects that substantially all of the $307.2 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition of ATI (in thousands).

Assets:
Current assets	$34,069
Deferred income taxes	10,963
Property, plant and equipment	23,995
Goodwill	307,225
Other intangible assets	110,580

Total assets	486,832

Liabilities:
Current liabilities	10,727
Deferred income taxes	45,967

Total liabilities	56,694

Net assets acquired	$430,138

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the acquisition of ATI had occurred at the beginning of the periods ended (in thousands, except per share data):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Net sales	$153,845	$132,585	$304,862	$254,593
Operating income	30,914	45,817	84,934	82,082
Net income	1,116	10,843	18,743	16,186

Diluted earnings per share	$0.02	$0.23	$0.39	$0.35

These pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments that will be charged to cost of sales as the inventory that was on hand as of the date of the acquisition is sold, (ii) additional amortization expense that will be recognized from the identifiable intangible assets recorded in accounting for the acquisition, (iii) a reduction in depreciation expense that resulted from the write-down of the carrying value of certain real property to fair value in accounting for the acquisition, and (iv) additional interest expense that resulted from the Company’s increased indebtedness resulting from the acquisition. The pro forma results of operations for the periods ended March 31, 2007 includes approximately $25.8 million of additional compensation expense recognized with respect to stock options of ATI that were cancelled upon the closing of the acquisition.

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

CDA – On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp (“CDA”) for $45.6 million in cash, subject to adjustment based on the level of working capital as of the close of the acquisition. CDA designs and manufacturers specialized controllable drive actuators, motors, transducers, and gearing. The products fit closely with TransDigm’s existing business. The Company expects that the $33.9 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

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

The Company accounted for the acquisitions of CDA and Sweeney as purchases and included the results of operations of CDA and Sweeney in its consolidated financials statements from the date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of CDA and Sweeney; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for CDA and Sweeney, had they occurred at the beginning of the twenty-six week periods ended March 31, 2007 and April 1, 2006, respectively, are not significant and, accordingly, are not provided.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	March 31, 2007	September 30, 2006

Work-in-progress and finished goods	$65,323	$51,077
Raw materials and purchased component parts	67,310	46,060

Total	132,633	97,137
Reserve for excess and obsolete inventory	(13,509)	(7,894)

Inventories - net	$119,124	$89,243

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$166,026	$15,377	$150,649
License agreement	9,373	1,945	7,428
Trade secrets	18,462	2,009	16,453
Patented technology	1,557	655	902
Order backlog	14,570	10,869	3,701
Other	1,803	399	1,404

Total	$211,791	$31,254	$180,537

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$92,196	$12,696	$79,500
License agreement	9,373	1,679	7,694
Trade secrets	11,772	1,696	10,076
Patented technology	1,522	568	954
Order backlog	10,040	9,320	720
Other	1,803	285	1,518

Total	$126,706	$26,244	$100,462

The total carrying amount of identifiable intangible assets not subject to amortization consists of $159.4 million and $125.5 million of trademarks and trade names at March 31, 2007 and September 30, 2006, respectively.

The aggregate amortization expense on identifiable intangible assets for the thirteen and twenty-six week periods ended March 31, 2007 and April 1, 2006 was approximately $3.4 million, $5.0 million, $1.5 million, and $3.3 million, respectively. The estimated amortization expense for fiscal 2007 is $12.9 million and for each of the five succeeding years 2008 through 2012 is $10.4 million, $9.2 million, $9.2 million, $9.2 million and $9.1 million, respectively.

Intangible assets acquired during the twenty-six week period ended March 31, 2007 were as follows (in thousands):

	Twenty-Six Week Period Ended March 31, 2007
	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$341,075	none
Trademarks and trade names	33,930	none

	375,005

Intangible assets subject to amortization:
Unpatented technology	73,830	22.5 years
Trade secrets	6,690	22 years
Order backlog	4,530	1 year

	85,050	21.3 years

Total	$460,055

The following is a summary of the changes in the carrying value of goodwill from September 30, 2006 through March 31, 2007 (in thousands):

Balance, September 30, 2006	$877,829
Goodwill recorded during the year	341,075
Other	(48)

Balance, March 31, 2007	$1,218,856

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging from 90 days to five years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Twenty-Six Week Periods Ended
	March 31, 2007	April 1, 2006

Liability balance at beginning of period	$2,472	$2,789
Accruals for warranties issued	639	545
Warranty costs incurred	(705)	(902)
Acquisitions	1,593	—

Liability balance at end of period	$3,999	$2,432

8.	DEBT

Summary - The Company’s long-term debt at March 31, 2007 and September 30, 2006 consisted of the following (in thousands):

	March 31, 2007	September 30, 2006
Term loans	$780,000	$650,000
7 3/4% senior subordinated notes due 2014	575,000	275,000
Premium on 7 3/4% senior subordinated notes due 2014	2,968	—

Total debt	$1,357,968	$925,000

Revolving Credit Facility and Term Loans - In connection with the acquisition of ATI, TransDigm entered into an amendment to our senior secured credit facility which provided for, among other things, an additional term loan of $130 million. TransDigm used the proceeds from the additional term loan together with the proceeds from the issuance and sale of the New Notes (defined below) and a portion of the Company’s available cash balances to fund the acquisition of ATI and to pay related transaction expenses. The interest rate on the term loans at March 31, 2007 was 7.35%. Also, see Note 4.

In addition, pursuant to the terms of the amendment, and effective as of the closing date of the acquisition of ATI, the revolving credit facility was increased by $50 million, resulting in an aggregate revolving credit facility of $200 million, of which approximately $198.4 million was available as of March 31, 2007.

Senior Subordinated Notes— On February 7, 2007, TransDigm Inc. issued and sold $300 million aggregate principal amount of its 7 3/4% senior subordinated notes due 2014 (the “New Notes”). The Company received $3.0 million of premium in connection with the issuance of the New Notes due to the fact that such New Notes were issued at 101% of the principal amount thereof. The terms of the New Notes are substantially identical to the terms of the 7 3/4% senior subordinated notes due 2014 that were issued and sold by TransDigm on June 23, 2006.

9.	INCOME TAXES

At the end of each reporting period, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. The Company recorded an income tax provision of $13.0 million in the thirteen week period ended March 31, 2007 compared to a provision of $8.9 million in the prior year period. The effective tax rate for the thirteen week period ended March 31, 2007 was 37.7% compared to 38.5% for the comparable period in the prior year. The lower effective tax rate was primarily due to a reduction in state and local taxes.

The Company recorded an income tax provision of $24.7 million in the twenty-six week period ended March 31, 2007 compared to $14.5 million in the prior year period. The effective tax rate for the twenty-six week period ended March 31, 2007 was 37.2% compared to 38.4% for the comparable period in the prior year. The lower effective tax rate was due to the retroactive reinstatement of the research and development tax credit and a reduction in state and local taxes. The federal research and development tax credit expired on April 1, 2006. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the research and development tax credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 is reflected as a discrete item which lowered the Company’s effective tax rate by approximately 0.8%.

10.	EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
(in thousands, except per share data)
Basic Earnings Per Share Computation:

Net income	$21,514	$14,274	$41,849	$23,258

Weighted-average shares outstanding	44,972	44,255	44,872	44,228

Basic earnings per share	$0.48	$0.32	$0.93	$0.53

Diluted Earnings Per Share Computation:

Net income	$21,514	$14,274	$41,849	$23,258

Weighted-average shares outstanding	44,972	44,255	44,872	44,228
Effect of dilutive options outstanding (1)	3,028	2,866	3,025	2,665

Total weighted-average shares outstanding	48,000	47,121	47,897	46,893

Diluted earnings per share	$0.45	$0.30	$0.87	$0.50

(1)

Stock options outstanding at March 31, 2007 that were excluded from the diluted earnings per share computation for the thirteen and twenty-six weeks ended March 31, 2007, due to the anti-dilutive effect of such options, were immaterial.

11.	STOCK COMPENSATION PLANS

The Company’s stock compensation plans are designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders by closely aligning the interests of these individuals with those of the Company’s stockholders. The Company’s stock compensation plans provide for the granting of stock options, restricted stock and other stock-based incentives.

Prior to December 20, 2006, the Company used the minimum value method of accounting for stock-based compensation as provided for in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The minimum value method does not require the use of a volatility factor in measuring the value of a stock-based compensation grant. Concurrent with the initial filing of the Company’s Registration Statement on Form S-1 on December 20, 2006, on a prospective basis, the Company converted to the fair value method also provided for in SFAS 123.

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 utilizing the modified prospective method. SFAS 123R requires stock-based compensation to be measured using the fair value method of accounting. The Company records compensation expense for service based awards under the straight line method. Expense related to performance based awards is recorded in the service period corresponding to the performance target. SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in statements of cash flows, rather than as operating activities as required under SFAS 123. The tax benefit of $1.8 million associated with share-based payments was recorded in operating activities in the twenty-six week period ended April 1, 2006. The adoption of SFAS 123R did not have a significant impact on the Company’s financial condition or results of operations. The Company estimates that forfeitures of unvested awards will be insignificant and accordingly does not adjust stock based compensation expense for projected forfeitures.

The following table shows the expense recognized by the Company for stock-based compensation (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Stock option compensation expense:
Time vested stock options	$111	$57	$222	$103
Performance vested stock options	537	841	1,227	1,031
Restricted stock award amortization	5	—	10	—

	$653	$898	$1,459	$1,134

As of March 31, 2007, there was $5.5 million of total unrecognized compensation cost related to nonvested awards expected to vest, which is expected to be recognized over a weighted-average period of 1.5 years.

2006 Stock Incentive Plan

In conjunction with the consummation of the IPO, a 2006 stock incentive plan was adopted by TD Group. TD Group has reserved 2,619,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. Awards under the plan may be in the form of options, restricted stock or other stock-based awards. Options granted under the plan will expire no later than the tenth anniversary of the applicable date of grant of the options, and will have an exercise price of not less than the fair market value of our common stock on the date of grant.

On April 21, 2006, 2,370 restricted shares were issued with a weighted-average grant date fair value of $25.34 and which vest over three years. During the twenty-six weeks ended March 31, 2007, 5,460 shares of common stock with a weighted-average grant date fair value of $27.43.

At March 31, 2007, 2,611,838 remaining shares were available for award under TD Group’s 2006 stock incentive plan.

2003 Stock Option Plan

Certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. Upon the closing of the Merger, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holdings. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of common stock of TD Group (after giving effect to the 149.60 for 1.00 stock split effected on March 14, 2006). All rollover options granted were fully vested on the date of grant. In addition to shares of common stock reserved for issuance upon the exercise of rollover options, an aggregate of 5,469,301 shares of TD Group’s common stock are reserved for issuance upon the exercise of new management options. In general, approximately 20% of all new management options vest based on employment service or a change in control. These time vested options have a graded vesting schedule of up to four years. Approximately 80% of all new management options vest (i) based upon the satisfaction of specified performance criteria, which is annual and cumulative EBITDA As Defined targets through 2008, or (ii) upon the occurrence of a change in control if the Investor Group (defined as Warburg Pincus and the other investors who invested in TD Group in connection with the Merger) receives a minimum specified rate of return. Unless terminated earlier, the options expire ten years from the date of grant.

TD Group has reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, 9,267,698 of which had been issued as of March 31, 2007.

In addition to the stock options issued under the plan covering the Company’s employees, members of the Company’s board of directors have also been granted stock options of TD Group.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Sholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the twenty-six week periods ended:

	March 31, 2007	April 1, 2006
Risk-free interest rate	4.41% to 4.49%	4.21% to 4.33%
Expected life of options	4 years	4 years
Expected dividend yield of stock	—	—
Expected volatility of stock	30%	0% to 30%

The risk-free interest rate is based upon the three and five-year Treasury Bond rates as of the grant date. The average expected life of stock-based awards is based on vesting schedules and contractual terms. Expected volatility of stock was calculated using historical and implied volatilities. The Company does not pay dividends; thus, no dividend rate assumption is used.

The total fair value of shares vested during the twenty-six weeks ended March 31, 2007 and April 1, 2006 was $0.1 million and $1.0 million, respectively.

Time Vested Stock Options -The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the twenty-six week period ended March 31, 2007:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	1,062,577	$9.10
Granted	14,000	25.60
Exercised	(43,347)	10.45
Forfeited	(12,468)	12.57

Outstanding at March 31, 2007	1,020,762	$9.23	7 years	$27,713,688

Expected to vest	1,020,762	$9.23	7 years	$27,713,688

Exercisable at March 31, 2007	823,414	$8.19	6.8 years	$23,212,041

Performance Vested Stock Options - The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the twenty-six week period ended March 31, 2007:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	4,250,241	$9.09
Granted	268,000	31.85
Exercised	(197,415)	8.60
Forfeited	(54,031)	11.53

Outstanding at March 31, 2007	4,266,795	$10.51	7.2 years	$110,381,987

Expected to vest	4,266,795	$10.51	7.2 years	$110,381,987

Exercisable at March 31, 2007	1,860,878	$8.36	6.9 years	$52,141,802

Rollover Option Awards - The following table summarizes the activity, pricing and other information for the Company’s rollover option award activity during the twenty-six week period ended March 31, 2007:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	2,788,321	$2.45
Granted	—	—
Exercised	(162,365)	3.33
Forfeited	—	—

Outstanding at March 31, 2007	2,625,956	$2.39	3.4 years	$89,256,244

Expected to vest	2,625,956	$2.39	3.4 years	$89,256,244

Exercisable at March 31, 2007	2,625,956	$2.39	3.4 years	$89,256,244

The weighted-average grant date fair value of time, performance and rollover options granted during the twenty-six week periods ended March 31, 2007 and April 1, 2006 were $9.83 and $2.58, respectively. The total intrinsic value of time, performance and rollover options exercised during the twenty-six week period ended March 31, 2007 and April 1, 2006 were $8.5 million and $7.0 million, respectively.

12.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% senior subordinated notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of March 31, 2007 and September 30, 2006 and its statements of income and cash flows for the twenty-six week periods ended March 31, 2007 and April 1, 2006.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,495	$56,998	$3,302	$—	$64,795
Trade accounts receivable - Net	—	31,173	58,513	—	89,686
Inventories	—	39,709	79,415	—	119,124
Deferred income taxes	—	5,484	12,244	—	17,728
Prepaid expenses and other	—	4,271	2,218	—	6,489

Total current assets	4,495	137,635	155,692	—	297,822

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	404,991	1,840,867	(5,938)	(2,239,920)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	22,940	63,669	—	86,609

GOODWILL	—	446,278	772,578	—	1,218,856

TRADEMARKS AND TRADE NAMES	—	52,997	106,430	—	159,427

OTHER INTANGIBLE ASSETS - Net	—	35,729	144,808	—	180,537

DEBT ISSUE COSTS - Net	—	24,351	—	—	24,351

OTHER	—	322	180	—	502

TOTAL ASSETS	$409,486	$2,561,119	$1,237,419	$(2,239,920)	$1,968,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$12,270	$12,286	$—	$24,556
Accrued liabilities	—	22,127	13,717	—	35,844

Total current liabilities	—	34,397	26,003	—	60,400

LONG-TERM DEBT	—	1,357,968	—	—	1,357,968

DEFERRED INCOME TAXES	(5,606)	110,607	25,184	—	130,185
OTHER NON-CURRENT LIABILITIES	2,899	3,579	880	—	7,358

Total liabilities	(2,707)	1,506,551	52,067	—	1,555,911

STOCKHOLDERS' EQUITY	412,193	1,054,568	1,185,352	(2,239,920)	412,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$409,486	$2,561,119	$1,237,419	$(2,239,920)	$1,968,104

TRANSDIGM GROUP INCOPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,604	$62,561	$(2,948)	$—	$61,217
Trade accounts receivable - Net	—	27,770	37,798	—	65,568
Income taxes receivable	—	9,366	—	—	9,366
Inventories	—	32,072	57,171	—	89,243
Deferred income taxes	—	7,390	—	—	7,390
Prepaid expenses and other	(248)	778	867	—	1,397

Total current assets	1,356	139,937	92,888	—	234,181

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	358,106	1,338,439	(10,992)	(1,685,553)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	24,895	37,956	—	62,851

GOODWILL	—	446,326	431,503	—	877,829

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS - Net	—	37,086	63,376	—	100,462

DEBT ISSUE COSTS - Net	—	14,872	—	—	14,872

OTHER	—	858	162	—	1,020

TOTAL ASSETS	$359,462	$2,055,410	$687,393	$(1,685,553)	$1,416,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$11,690	$7,074	$—	$18,764
Accounts liabilities	139	16,450	8,086	—	24,675

Total current liabilities	139	28,140	15,160	—	43,439

LONG-TERM DEBT	—	925,00	—	—	925,000

DEFERRED INCOME TAXES	(5,606)	83,715	—	—	78,109

OTHER NON-CURRENT LIABILITIES	1,888	4,355	880	—	7,123

Total liabilities	(3,579)	1,041,210	16,040	—	1,053,671

STOCKHOLDERS’ EQUITY	363,041	1,014,200	671,353	(1,685,553)	363,041

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,462	$2,055,410	$687,393	$(1,685,553)	$1,416,712

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES	$—	$102,739	$164,408	$—	$267,147

COST OF SALES	—	44,448	83,994	—	128,442

GROSS PROFIT	—	58,291	80,414	—	138,705

OPERATING EXPENSES:
Selling and administrative	—	13,354	13,353	—	26,707
Amortization of intangibles	—	1,395	3,615	—	5,010

Total operating expenses	—	14,749	16,968	—	31,717

INCOME FROM OPERATIONS	—	43,542	63,446	—	106,988

OTHER INCOME (EXPENSES):
Interest expense—Net	—	(34,066)	(6,330)	—	(40,396)
Equity in income of subsidiaries	41,849	35,870	—	(77,719)	—

INCOME BEFORE INCOME TAXES	41,849	45,346	57,116	(77,719)	66,592

INCOME TAX PROVISION	—	3,497	21,246	—	24,743

NET INCOME	$41,849	$41,849	$35,870	$(77,719)	$41,849

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 1, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES	$—	$86,654	$121,762	$—	$208,416

COST OF SALES	—	38,763	63,933	—	102,696

GROSS PROFIT	—	47,891	57,829	—	105,720

OPERATING EXPENSES:
Selling and administrative	2,382	13,905	9,229	—	25,516
Amortization of intangibles	—	1,132	2,134	—	3,266

Total operating expenses	2,382	15,037	11,363	—	28,782

INCOME FROM OPERATIONS	(2,382)	32,854	46,466	—	76,938

OTHER INCOME (EXPENSES):
Interest expense—Net	(17,589)	(23,478)	1,886	—	(39,181)
Equity in income of subsidiaries	35,907	30,074	—	(65,981)	—

INCOME BEFORE INCOME TAXES	15,936	39,450	48,352	(65,981)	37,757

INCOME TAX PROVISION (BENEFIT)	(7,322)	3,543	18,278	—	14,499

NET INCOME	$23,258	$35,907	$30,074	$(65,981)	$23,258

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

OPERATING ACTIVITIES:
Net income	$41,849	$41,849	$35,870	$(77,719)	$41,849
Adjustments to reconcile net income to net cash provided by operating activities	(42,515)	310	(21,963)	77,719	13,551

Net cash provided by (used in) operating activities	(666)	42,159	13,907	—	55,400

INVESTING ACTIVITIES
Capital expenditures	—	(1,503)	(2,702)	—	(4,205)
Acquisition of businesses	—	(475,705)	—	—	(475,705)

Net cash used in investing activities	—	(477,208)	(2,702)	—	(479,910)

FINANCING ACTIVITIES:
Changes in intercompany activities	(2,020)	6,975	(4,955)	—	—
Proceeds from issuance of senior subordinated notes, net of fees	—	297,029	—	—	297,029
Borrowings under senior secured credit facility, net of fees	—	125,482	—	—	125,482
Tax benefit from exercise of stock options	2,859	—	—	—	2,859
Proceeds from exercise of stock options	2,718	—	—	—	2,718

Net cash provided by (used in) financing activities	3,557	429,486	(4,955)	—	428,088

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,891	(5,563)	6,250	—	3,578

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,604	62,561	(2,948)	—	61,217

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,495	$56,998	$3,302	$—	$64,795

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 1, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

OPERATING ACTIVITIES:
Net income	$23,258	$35,907	$30,074	$(65,981)	$23,258
Adjustments to reconcile net income to net cash provided by operating activities	(121,968)	(23,828)	(4,515)	65,981	(84,330)

Net cash provided by (used in) operating activities	(98,710)	12,079	25,559	—	(61,072)

INVESTING ACTIVITIES
Capital expenditures	—	(1,470)	(2,361)	—	(3,831)

Net cash used in investing activities	—	(1,470)	(2,361)	—	(3,831)

FINANCING ACTIVITIES:
Changes in intercompany activities	3,742	20,560	(24,302)	—	—
Proceeds from exercise of stock options	776	—	—	—	776
Repayment of amounts borrowed under credit facility	—	(1,472)	—	—	(1,472)
Repayment of unsecured promissory notes	(199,997)	—	—	—	(199,997)
New loan facility, net of fees	193,752	—	—	—	193,752
Dividend payment to TD Group	102,785	(102,785)	—	—	—

Net cash provided by (used in) financing activities	101,058	(83,697)	(24,302)	—	(6,941)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,348	(73,088)	(1,104)	—	(71,844)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	106,082	(1,861)	—	104,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,348	$32,994	$(2,965)	$—	$32,377

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with TD Group’s consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. References in this section to "TransDigm”, “the Company”, “we”, “us”, “our”, and similar references refer to TD Group, TransDigm Inc. and TransDigm Inc.’s subsidiaries, unless the context otherwise indicates. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

•	Our sales to manufacturers of large aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.

•	We rely heavily on certain customers for much of our sales.

•	We generally do not have guaranteed future sales of our products. Further, we enter into fixed price contracts with some of our customers, so we bear the risk for cost overruns.

•	U.S military spending is dependent upon the U.S. defense budget.

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

•	The terms of our senior secured credit facility and the indenture may restrict our current and future operations, particularly our ability to respond to changes or take certain actions.

•	We are dependent on our highly trained employees and any work stoppage or difficulty hiring similar employees would adversely affect our business.

•	Our business is dependent on the availability of certain components and raw materials that we buy from suppliers.

•	We are subject to a number of environmental laws and regulations, and we could incur substantial costs as a result of violations under such environmental laws and regulations.

•	We intend to pursue future acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.

•	We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

•	We face significant competition.

•	We could be adversely affected if one of our components causes an aircraft to crash.

•	Our stock prices may be volatile, and your investment in our common stock could suffer a decline in value.

•	Future sales of our common stock in the public market could lower our share price.

•	Our principal stockholder and its affiliates will be able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

•

We are exempt from certain corporate governance requirements since we are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, you will not have the protections afforded by these corporate governance requirements.

•	Our corporate documents and Delaware law contain certain provisions that could discourage, delay or prevent a change in control of our company.

•	We do not intend to pay regular dividends on our stock.

•	Failure to successfully and efficiently integrate ATI into our operations may adversely affect our operations and financial condition.

Please refer to the other information included in this Quarterly Report on Form 10-Q and to the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.

Overview

We believe we are a leading global designer, producer, and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, gear pumps, mechanical/electromechanical actuators and controls, NiCad batteries/chargers, power conditioning devices, hold-open rods and locking devices, engineered connectors, engineered latches and cockpit security devices, lavatory hardware and components, specialized AC/DC electric motors, aircraft audio systems, specialized cockpit displays, and specialized valving. Each of these product offerings consists of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the second quarter of fiscal 2007, we generated net sales of $144.4 million and net income of $21.5 million. EBITDA As Defined was $68.3 million, or 47.3% of net sales. Please see below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

Recent Developments

On April 20, 2007, TD Group filed a registration statement on Form S-3 with the Securities and Exchange Commission for a secondary offering of 11,500,000 shares of its common stock, including shares of common stock that will be subject to the underwriters' over-allotment option. The shares will be offered by TD Group Holdings, LLC, an entity controlled by Warburg Pincus and certain members of senior management of the Company. The selling stockholders intend to sell 10,000,000 shares in the offering and also intend to grant the underwriters an option to purchase a maximum of 1,500,000 additional shares to cover over-allotments. TransDigm Group is not selling any shares in the offering and will not receive any proceeds from the offering.

On February 7, 2007, pursuant to a definitive agreement and plan of merger (the “Agreement”) among TransDigm Inc., Project Coffee Acquisition Co., a wholly owned subsidiary of TransDigm Inc. (“Merger Sub”), and Aviation Technologies, Inc. (“ATI”), Merger Sub was merged into ATI with the result that ATI became a wholly-owned subsidiary of TransDigm Inc., for consideration of approximately $430.1 million.

ATI, which is based in Seattle, WA, consists of two primary operating units that service the commercial and military aerospace markets – Avtech and ADS/Transicoil. Avtech is a leading supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a leading supplier of displays, clocks, brushless motors and related components and instruments. Through Avtech and ADS/Transicoil, ATI manufactures proprietary products for the aerospace industry with broad platform positions and high aftermarket content, all of which fit well with TransDigm’s overall direction.

Mr. W. Nicholas Howley, Chairman and Chief Executive Officer of TransDigm, and Mr. Douglas Peacock, a director of TransDigm, each indirectly owned less than one-half of 1% of ATI's outstanding equity on a fully diluted basis. In addition, prior to the acquisition, Mr. Howley and Mr. Peacock were directors of ATI commencing in 2003, and Mr. Peacock served as ATI's Chairman from 2003 through February 2007.

On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp (“CDA”) for an aggregate purchase price of approximately $45.6 million. CDA designs and manufactures specialized controllable drive actuators, motors, transducers, and gearing. CDA’s products are used on a range of defense, space and commercial aircraft applications. The proprietary nature, established positions and aftermarket content of CDA’s products fit well with our overall business direction.

Government Pricing Review

Certain parts sold by five of our divisions and subsidiaries to the Department of Defense through various buying agencies of the Defense Logistics Agency have been the subject of a pricing review by the Department of Defense Office of Inspector General. The pricing review examined whether the various buying offices within the Defense Logistics Agency had negotiated "fair and reasonable" prices for certain sole source spare parts purchased from those divisions and subsidiaries during fiscal years 2002 through 2004. On February 28, 2006, the Company received a copy of the Inspector General’s final report dated February 23, 2006, and on April 19, 2006, a redacted version of such report was made publicly available. The report recommends, among other things, that Defense Logistics Agency contracting officers reevaluate their procedures for determining the reasonableness of pricing for sole source spare parts purchased from those divisions and subsidiaries and seek to develop Strategic Supplier Alliances with those divisions and subsidiaries.

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

The Company's position has been, and continues to be, that our pricing has been fair and reasonable and that there is no legal basis for the amount suggested as a refund by the Inspector General in its report. In response to the report, we offered reasons why we disagree with the Inspector General's overall analysis. The Defense Logistics Agency has requested additional information from the Company and the Company’s position on the voluntary refund. The Company has responded to such request.

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

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Period Ended March 31, 2007	Thirteen Week Period Ended April 1, 2006	Twenty-Six Week Period Ended March 31, 2007	Twenty-Six Week Period Ended April 1, 2006
Net Income	$21.5	$14.3	$41.8	$23.3
Adjustments:
Depreciation and amortization expense	6.3	3.9	10.4	8.2
Interest expense, net	22.6	19.4	40.4	39.1
Income tax provision	13.0	8.9	24.8	14.5

EBITDA(1)	63.4	46.5	117.4	85.1
Adjustments:
Acquisition-related costs(2)	3.4	0.2	4.4	0.6
Non-cash compensation and deferred compensation costs(3)	1.2	1.4	2.4	(1.4)
Non-recurring IPO costs(4)	—	1.7	—	2.4
One-time special bonus payment(5)	—	—	—	6.2
Other(6)	0.3	—	0.3	—

EBITDA As Defined (1)	$68.3	$49.8	$124.5	$92.9

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs, non-cash compensation and deferred compensation charges, one-time special bonus payments made to members of our management in November 2005, certain acquisition earnout costs, certain other non-cash and non-recurring expenses, and certain costs and expenses incurred in connection with the initial public offering.

We present EBITDA because we believe that it is a useful indicator of our operating performance. Our management believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to measure a company’s operating performance without regard to items such as interest expense, income tax expense and depreciation and amortization, which may vary substantially from company to company depending upon, among other things, accounting methods, book value of assets, capital structure and the method by which assets are acquired. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs, the preparation of our annual budget and financial projections. Our management also believes that EBITDA As Defined is useful to investors because our revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our Consolidated EBITDA. Our senior secured credit facility defines Consolidated EBITDA in the same manner as we define EBITDA As Defined. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility thereunder (and, in turn, an event of default under our senior secured credit facility could result in an event of default under the indenture governing our 7 3/4% senior subordinated notes). In addition, our former senior secured credit facility required compliance, on a pro forma basis, with a leverage ratio, a fixed charge coverage ratio and an interest coverage ratio, all of which were measured based on our Consolidated EBITDA. Our former senior secured credit facility defined Consolidated EBITDA in the same manner as we defined EBITDA As Defined for the periods presented prior to fiscal 2007, and such historical definition was substantially similar to the definition of Consolidated EBITDA under our existing senior secured credit facility, except that for purposes of computing Consolidated EBITDA under our existing senior secured credit facility, we are permitted to add back to net income any and all expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges related to the refinancing which occurred in June 2006.

Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of these non-GAAP financial measures as analytical tools has limitations, and you should not consider either of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

•	none of these measures reflects the significant interest expense, or the cash requirements necessary to service interest payments, on our indebtedness;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and none of these measures reflects any cash requirements for such replacements;

•	the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of these measures;

•	none of these measures includes the payment of taxes, which is a necessary element of our operations; and

•	EBITDA As Defined excludes the cash expense we have incurred to integrate acquired businesses into our operations, which is a necessary element of certain of our acquisitions.

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

(2)	Represents costs incurred to integrate acquired businesses into TD Group’s operations, purchase accounting adjustments to inventory that were charged to cost of sales when inventory was sold, facility relocation costs and other acquisition-related costs.

(3)	Represents the expenses (income) recognized by the Company under a stock option plan and deferred compensation plans of TD Group. The amount reflected above for the twenty-six week period ended April 1, 2006 includes a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two deferred compensation plans of TD Group.

(4)	Represents non-recurring costs and expenses incurred by TD Group related to the initial public offering.

(5)	Represents the one-time special bonuses paid to certain members of management in November 2005.

(6)	Represents the write-down of certain property to its fair value that has been reclassified as held for sale in fiscal 2007.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2006. There has been no significant change to our critical accounting policies during the twenty-six week period ended March 31, 2007.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended

	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Net sales	100%	100%	100%	100%

Cost of Sales	48	48	48	49
Selling and administrative expenses	10	12	10	12
Amortization of intangibles	2	1	2	2

Income from operations	40	39	40	37
Interest expense—net	16	18	15	19
Income tax provision	9	8	9	7

Net income	15%	13%	16%	11%

Changes in Results of Operations

Thirteen-week period ended March 31, 2007 compared with the thirteen-week period ended April 1, 2006.

•

Net Sales. Net sales increased by $36.1 million, or 33.4%, to $144.4 million for the quarter ended March 31, 2007, from $108.3 million for the comparable quarter last year. Sales growth excluding acquisitions was $12.2 million and represented an 11.3% increase over the prior year. The organic sales growth was primarily due to (i) an increase of $7.6 million of commercial aftermarket sales due to a combination of both strong underlying demand, the strength of our proprietary products, general success with certain retro fit and upgrades and timing of shipments versus the prior year comparable period, and (ii) an increase of $4.3 million of commercial OEM sales primarily resulting from an increase in business jet sales. The remaining $24.0 million of the increase resulted from the acquisitions of ATI, CDA, Sweeney and Electra-Motion, Inc., all of which were not owned in the comparable quarter last year.

•

Cost of Sales. Cost of sales increased by $17.6 million, or 33.9%, to $69.4 million for the quarter ended March 31, 2007 from $51.8 million for the comparable quarter last year. Cost of sales as a percentage of sales increased to 48.0% for the thirteen week period ended March 31, 2007 from 47.8% for the thirteen week period ended April 1, 2006. The absolute dollar increase in cost of sales was due to increased volume associated with the higher net sales of $36.1 million discussed above, a $2.5 million charge, or 1.7% of net sales, that resulted from inventory purchase price accounting charges pertaining to the acquisitions of CDA and ATI and acquisition integration costs of approximately $0.7 million, or 0.5% of net sales, primarily relating to recent acquisitions. Excluding these acquisition-related costs, cost of sales as a percentage of net sales decreased by approximately two margin points, which was due to favorable commercial aftermarket mix and continued productivity efforts.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $2.2 million, or 17.4%, to $14.6 million, or 10.1% of sales, for the quarter ended March 31, 2007 from $12.4 million, or 11.5% of sales, for the comparable quarter last year. This increase was primarily due to the higher sales discussed above offset somewhat by $1.7 million of non-recurring costs associated with the initial public offering recorded in the prior year.

Selling and administrative expenses as a percentage of net sales decreased to 10.1% for the quarter ended March 31, 2007 compared to 11.5% for the prior year quarter. The decrease was primarily due to the non-recurring IPO charges of $1.7 million, or 1.5% of net sales, recorded in the prior year quarter.

•

Amortization of Intangibles. Amortization of intangibles increased to $3.4 million for the quarter ended March 31, 2007 from $1.5 million for the comparable quarter last year. The increase was primarily due to an increase in amortization expense of approximately $1.9 million, of which $1.3 million related to order backlog that is typically amortized over twelve months, on the additional identifiable intangible assets recognized in connection with the acquisitions of CDA and ATI.

•

Interest Expense. Interest expense increased $3.2 million, or 16.6%, to $22.6 million for the quarter ended March 31, 2007 from $19.4 million for the comparable quarter last year primarily the result of an increase in our debt of approximately $430 million due to the acquisition of ATI, partially offset by lower interest rates from the refinancing of our debt structure during June 2006. The Company’s weighted average level of outstanding borrowings increased to approximately $1.2 billion during the quarter ended March 31, 2007 from approximately $0.9 billion during the comparable quarter last year while the average interest rate decreased to approximately 7.6% during the quarter ended March 31, 2007 from 8.2% for the comparable quarter last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 37.7% for the quarter ended March 31, 2007 compared to 38.5% for the quarter ended April 1, 2006. The lower effective tax rate was primarily due to a decrease in state and local taxes.

•

Net Income. Net income increased $7.2 million, or 50.7%, to $21.5 million for the second quarter of fiscal 2007 compared to net income of $14.3 million for the second quarter of fiscal 2006, primarily as a result of the factors referred to above.

Twenty-six week period ended March 31, 2007 compared with the twenty-six week period ended April 1, 2006.

•

Net Sales. Net sales increased by $58.7 million, or 28.2%, to $267.1 million for the twenty-six week period ended March 31, 2007, from $208.4 million for the comparable period last year. Sales growth excluding acquisitions was $28.4 million and represented a 13.7% increase over the prior year. The organic sales growth was primarily due to (i) an increase of $18.1 million of commercial aftermarket sales due to a combination of both strong underlying demand, the strength of our proprietary products, general success with certain retro fits and upgrades, and (ii) an increase of $7.8 million of commercial OEM sales primarily resulting from an increase in business jet sales. The remaining $30.3 million of the increase resulted from the acquisitions of ATI, CDA, Sweeney and Electra-Motion, Inc., all of which were not owned in the comparable period last year.

•

Cost of Sales. Cost of sales increased by $25.7 million, or 25.1%, to $128.4 million for the twenty-six week period ended March 31, 2007 from $102.7 million for the comparable period last year. Cost of sales as a percentage of sales decreased to 48.1% for the twenty-six week period ended March 31, 2007 from 49.3% for the twenty-six week period ended April 1, 2006. The absolute dollar increase in cost of sales was primarily due to increased volume associated with the higher net sales of $58.7 million discussed above, a $2.5 million charge, or 0.9% of net sales, that resulted from inventory purchase price accounting charges pertaining to the acquisitions of CDA and ATI and acquisition integration costs of approximately $1.5 million, or 0.6% of net sales, primarily relating to recent acquisitions. The decrease in cost of sales as a percentage of sales was primarily due to a very favorable product mix on the increase in commercial aftermarket sales, and to a lesser extent, favorable fixed cost leverage on greater volume and continued productivity improvements.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $1.2 million, or 4.7%, to $26.7 million, or 10.0% of sales, for the twenty-six week period ended March 31, 2007 from $25.5 million, or 12.2% of sales, for the comparable period last year. The prior year period included non-recurring costs of $6.2 million for a one-time special bonus and $2.4 million for professional fees associated with the IPO. These prior year costs were partially offset by a $3.8 million reversal of charges resulting from the termination of deferred compensation plans in the first quarter of fiscal 2006. The net reduction of prior year non operating activity of approximately $4.8 million, or 2.3% of net sales, was partially offset by an increase in selling and administrative costs associated with higher sales volume discussed above.

Selling and administrative expenses as a percentage of net sales decreased to 10.0% for the twenty-six week period ended March 31, 2007 compared to 12.2% for the prior year period due to the non-recurring charges recorded in the prior year period discussed above.

•

Amortization of Intangibles. Amortization of intangibles increased to $5.0 million for the twenty-six week period ended March 31, 2007 from $3.3 million for the comparable period last year. The increase was primarily due to an increase in amortization expense of approximately $1.7 million, of which $1.1 million relates to order backlog that is typically amortized over twelve months, on the additional identifiable intangible assets recognized in connection with the acquisitions of CDA and ATI.

•

Interest Expense. Interest expense increased $1.2 million, or 3.1%, to $40.4 million for the twenty-six week period ended March 31, 2007 from $39.2 million for the comparable period last year primarily the result of an increase in our debt of approximately $430 million due to the acquisition ATI, partially offset by lower interest rates from the refinancing of our debt structure during June 2006. The Company’s weighted average level of outstanding borrowings increased to approximately $1.1 billion during the twenty-six weeks ended March 31, 2007 from approximately $0.9 billion during the comparable period last year while the average interest rate decreased to approximately 7.6% during the twenty-six week period ended March 31, 2007 from 8.4% for the comparable period last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 37.2% for the twenty-six weeks ended March 31, 2007 compared to 38.4% for the twenty-six week period ended April 1, 2006. The lower effective tax rate was primarily due to the retroactive reinstatement of the research and development tax credit and a reduction in state and local taxes. The federal research and development tax credit expired on April 1, 2006. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was enacted, which retroactively reinstated and extended the research and development tax credit from January 1, 2006 to December 31, 2007. The retroactive benefit for the previously expired period from January 1, 2006 to September 30, 2006 was reflected as a discrete item which lowered the Company’s effective tax rate by approximately 0.8%.

•

Net Income. Net income increased $18.5 million, or 79.9%, to $41.8 million for the twenty-six week period ended March 31, 2007 compared to net income of $23.3 million for the twenty-six week period ended April 1, 2006, primarily as a result of the factors referred to above.

Backlog

As of March 31, 2007, the Company estimated its sales order backlog at $344.9 million compared to an estimated $236.8 million as of April 1, 2006. This increase in backlog is due to the acquisitions of ATI, CDA, Electra-Motion and Sweeney discussed above totaling approximately $69.2 million and an increase in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of March 31, 2007 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of March 31, 2007 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Currency Exchange Rate Risk

We manufacture substantially all of our products in the United States; however, as a result of our ATI acquisition, some of our products are manufactured in Malaysia. We sell our products in the United States, as well as in foreign countries. Substantially all of our foreign sales are transacted in U.S. dollars and, therefore, we have no material exposure to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar as a result of foreign sales. In addition the amount of components or other raw materials or supplies that we purchase from foreign suppliers, including our Malaysian manufacturing subsidiary, are not material, with substantially all such transactions being made in U.S. dollars. Accordingly, we have no material exposure to currency fluctuations in the rate of exchange between foreign currencies and the U.S. dollar arising from these transactions.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the twenty-six week periods ended March 31, 2007 and April 1, 2006 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company generated $55.4 million of cash from operating activities during the twenty-six week period ended March 31, 2007 compared to a use of $61.1 million during the twenty-six week period ended April 1, 2006. The increase of $116.5 million was primarily due to (i) higher net income in the twenty-six week period ended March 31, 2007, (ii) the absence in 2007 of the payment of accrued interest of $62.7 million relating to the 12% senior unsecured promissory notes in November 2005, (iii) the absence in 2007 of the distributions to participants in our deferred compensation plans totaling approximately $26.0 million in November 2005 (in connection with the distributions under the deferred compensation plans, our Board of Directors approved the termination of the plans during the first quarter of fiscal 2006), and (iv) the absence in 2007 of the payment in November 2005 of a one-time special bonus to certain members of management of $6.2 million.

Investing Activities. Cash used in investing activities increased to $479.9 million during the twenty-six week period ended March 31, 2007 compared to $3.8 million for the comparable period last year. The increase of $476.1 was due to the acquisition of ATI for $430.1 million and the acquisition of CDA for $45.6 million discussed above. Cash used in investing activities was $3.8 million during the twenty-six week period ended April 1, 2006 consisting of capital expenditures.

Financing Activities. Cash provided by financing activities during the twenty-six week period ended March 31, 2007 was $428.1 million compared to cash used in financing activities of $6.9 million during the twenty-six week period ended April 1, 2006. The cash provided by financing activities during fiscal 2007 consisted primarily of the proceeds received of $297.0 million, net of fees, from the issuance of additional 7 3/4% senior subordinated notes and additional term loans of $125.5 million, net of fees, to finance the acquisition of ATI. The cash used in financing activities during the twenty-six week period ended April 1, 2006 of $6.9 million was primarily due to the payment of $200.0 million to prepay the entire outstanding principal balance of the senior unsecured promissory notes, substantially offset by the proceeds from the TD Group loan facility, net of fees, of $193.8 million.

Refinancing

In June 2006, TransDigm refinanced its entire debt structure. In connection with the refinancing, TransDigm Inc. obtained a new senior secured credit facility. The new senior secured credit facility consisted of a $650 million term loan facility, which was fully drawn at closing, and a $150 million revolving loan facility. In addition, under the terms of that senior secured credit facility, TransDigm Inc. had the right to request (but no lender was committed to provide) additional term loans of up to $250 million, subject to the satisfaction of customary conditions, including pro forma compliance with the financial covenant contained in the senior secured credit facility after giving effect to any such incremental term loan borrowings.

In connection with the acquisition of ATI, TransDigm Inc. entered into an amendment of that senior secured credit facility, which provided for, among other things, (i) an additional term loan of $130 million, (ii) a $50 million increase in the revolving credit facility (bringing the total available revolver to $200 million), and (iii) a $50 million increase in the uncommitted incremental loan facility to $300 million. At March 31, 2007, $198.4 million of the revolving credit facility was available.

The term loan facility, including the additional borrowings in February 2007, will mature in July 2013 and will not be subject to interim scheduled amortization, but will be subject to certain prepayments requirements. Subject to exceptions, commencing 90 days after the end of fiscal year 2008, TransDigm Inc. will be obligated to make mandatory prepayments of the term loans based on certain percentages of excess cash flows. In addition, subject to exceptions (including in respect of reinvestment in productive assets), TransDigm Inc. will be required to offer to prepay the term loans with the net proceeds of certain asset sales. The revolving loan facility will mature and the commitments thereunder will terminate in July 2012.

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

TransDigm Inc. entered into a three year interest rate swap in June 2006 with Credit Suisse for an initial notional amount of $187 million at a fixed rate of 7.63%. The notional amount will decrease to $170 million on September 23, 2007 and to $150 million on September 23, 2008.

In connection with the refinancing, TransDigm Inc. also issued $275 million aggregate principal amount of 7 3/4% senior subordinated notes. In connection with the acquisition of ATI, TransDigm Inc. issued an additional $300 million aggregate principal amount of 7 3/4% senior subordinated notes under the indenture dated as of June 23, 2006.

Such notes do not require principal payments prior to their maturity in July 2014. The notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by TransDigm Group and all of our existing domestic subsidiaries.

Upon the closing of the refinancing in June 2006, the entire term loan facility, together with the net proceeds from the $275 million from the 7 3/4% senior subordinated notes and a portion of our existing cash balances, was drawn to fund (i) the repayment of the entire $288.4 million of principal amount outstanding under the former senior secured credit facility, (ii) the repayment of the entire $200 million of principal amount outstanding under the TD Group’s former loan facility, (iii) the purchase of substantially all of the $400 million of aggregate principal amount of our 8 3/8% senior subordinated notes that were tendered in connection with our tender offer for such notes, (iv) the payment of accrued and unpaid interest on all such indebtedness, and (v) the payment of premiums and transaction expenses associated therewith.

Upon the closing of the ATI acquisition, the additional term loan of $130 million, together with the net proceeds from the $300 million from the additional 7 3/4% senior subordinated notes and a portion of our cash balances, was drawn to fund the approximately $430 million purchase price of ATI.

Contractual Obligations

The following is a summary of the contractual cash obligations as of March 31, 2007 (in millions):

	2007(1)	2008	2009	2010	2011	2012 and thereafter	Total
Senior secured credit facility(2)	$—	$—	$—	$—	$—	$780.0	$780.0
7 3/4% senior subordinated notes due 2014	—	—	—	—	—	575.0	575.0
Scheduled interest payments (3)	51.9	103.0	103.0	102.5	102.5	224.2	687.1
Operating leases	1.5	2.9	2.8	2.3	1.9	3.7	15.1
TD Group Deferred Compensation Plan	—	—	6.5	—	—	—	6.5

Total Contractual Cash Obligations	$53.4	$105.9	$112.3	$104.8	$104.4	$1,582.9	$2,063.7

(1)	The contractual cash obligations are measured from March 31, 2007.
(2)	Our senior secured credit facility will mature on June 23, 2013 (in the case of the term loan facility) and June 23, 2012 (in the case of the revolving credit facility), and will not be subject to interim scheduled amortization. However, under the amended terms of our senior secured credit facility, commencing 90 days after the end of fiscal 2008 and each fiscal year thereafter, TransDigm Inc. is required to prepay outstanding term loans in a principal amount equal to 50% of Excess Cash Flow (as defined); provided that the amount of the prepayment will be reduced to 25% of Excess Cash Flow if the Consolidated Leverage Ratio (as defined) at the end of the applicable fiscal year is less than 5.00 to 1.00, but greater than 4.50 to 1.00, and TransDigm Inc. will not be required to prepay any of the term loan if the Consolidated Leverage Ratio as of the end of the applicable fiscal year is equal to or less than 4.50 to 1.00 or if the term loan achieves certain minimum credit ratings at the end of such fiscal year.
(3)	Assumes that the variable interest rate on our borrowings under our senior secured credit facility remains constant at 7.35%.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

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

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At March 31, 2007, we had borrowings under our senior secured credit facility of $780 million that were subject to interest rate risk. Borrowings under our senior secured credit facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by the Company, in each case, plus an applicable margin percentage that varies based on the consolidated leverage ratio of TransDigm Inc. as of the relevant date of determination. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our senior secured credit facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our senior secured credit facility by approximately $7.8 million based on the amount of outstanding borrowings at March 31, 2007. The weighted average interest rate on the $780 million of borrowings under our senior secured credit facility on March 31, 2007 was 7.35%.

At March 31, 2007, we had an agreement in place to swap variable interest rates on our senior secured credit facility for fixed interest rates through June 23, 2009 for the notional amount of $187 million, which will decrease to $170 million on September 23, 2007 and to $150 million on September 23, 2008 through June 23, 2009. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At March 31, 2007, the fair value of the interest rate swap agreement was a liability of $2.6 million.

Because the interest rates on borrowings under our senior secured credit facility vary with market conditions, the amount of outstanding borrowings under our senior secured credit facility approximates the fair value of the indebtedness. The fair value of the $575 million aggregate principal amount of the our 7 3/4% senior subordinated notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $597 million at March 31, 2007 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2007, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Internal Control Over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the twenty-six week period ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 6.	Exhibits

10.1	Agreement and Plan of Merger among TransDigm Inc., Project Coffee Acquisition Co. and Aviation Technologies Inc. (1)

10.2	Purchase Agreement, dated January 31, 2007, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as the initial purchasers.(2)

10.3	Second Supplemental Indenture, dated as of February 7, 2007, among TransDigm Inc., TransDigm Group Incorporation, the guarantors listed on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee. (3)

10.4	Registration Rights Agreement, dated as of February 7, 2007, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as the initial purchasers. (3)

10.5	Amendment No. 1, Consent and Agreement, dated as of January 25, 2007, to the Credit Agreement, dated as of June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein, Credit Suisse, as administrative agent and collateral agent, and the other agents and lenders named therein. (3)

10.6	Supplement No. 2, dated as of February 7, 2007, among Aviation Technologies, Inc., the subsidiaries of Aviation Technologies, Inc. named therein and Credit Suisse, as collateral agent and administrative agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent. (3)

10.7	Joinder Agreement, dated as of February 7, 2007, among Aviation Technologies, Inc., the subsidiaries of Aviation Technologies, Inc. named therein and Credit Suisse, as agent. (3)

10.8	Form of Restricted Stock Agreement

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibit to Current Report on Form 8-K filed on January 10, 2007.
(2)	Filed as exhibit to Current Report on Form 8-K filed on February 6, 2007.
(3)	Filed as exhibit to Current Report on Form 8-K filed on February 13, 2007.

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer	May 8, 2007
W. Nicholas Howley	(Principal Executive Officer)

/s/ Gregory Rufus	Chief Financial Officer and Executive Vice President	May 8, 2007
Gregory Rufus	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2007

EXHIBIT NO.	DESCRIPTION
10.8	Form of Restricted Stock Agreement

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.