Form 10-Q/A
period 2007-03-31
TransDigm Group INC
filed 2007-05-14
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

LARGE ACCELERATED  ☐    FILER ACCELERATED FILER  ☐    NON-ACCELERATED FILER  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 45,098,507 as of April 27, 2007.

EXPLANATORY NOTE

The registrant filed a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (the “Form 10-Q”) on May 8, 2007. The information to be reported under Part II, Item 4 - Submission of Matters to a Vote of Security Holders was inadvertently omitted from that filing. Accordingly, Part II of the Form 10-Q is hereby amended and restated in its entirety as set forth below.

Also included in this Form 10-Q/A are (a) the signature page, (b) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of this Form 10-Q/A as Exhibits 31.3 and 31.4, respectively, and (c) the exhibit index, which has been amended and restated in its entirety as set forth below to include the additional certifications.

No attempt has been made in this Form 10-Q/A to modify or update the other disclosures presented in the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q, affected by subsequent events. Information not affected by the amendments described above is unchanged and has not been included herein. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and our other filings made with the Securities and Exchange Commission.

PART II: OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

On February 21, 2006, the Company held its annual meeting of stockholders. The sole matter presented to stockholders for vote and the vote on such matter was as follows:

The election of two directors, Messrs. Kewsong Lee and Michael Graff, to serve for a three-year term and until their respective successors are duly elected and qualified.

Director	For	Authority Withheld
Kewsong Lee	38,823,917	5,656,276
Michael Graff	38,823,937	5,656,256

ITEM 6.	Exhibits

31.3	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

1

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	May 14, 2007
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Chief Financial Officer and	May 14, 2007
Gregory Rufus	Executive Vice President
(Principal Financial and Accounting Officer)

2

EXHIBIT INDEX TO FORM 10-Q/A FOR THE PERIOD ENDED MARCH 31, 2007

EXHIBIT NO.	DESCRIPTION
10.1	Agreement and Plan of Merger among TransDigm Inc., Project Coffee Acquisition Co. and Aviation Technologies Inc. (1)

10.2	Purchase Agreement, dated January 31, 2007, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as the initial purchasers.(2)

10.3	Second Supplemental Indenture, dated as of February 7, 2007, among TransDigm Inc., TransDigm Group Incorporation, the guarantors listed on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee.(3)

10.4	Registration Rights Agreement, dated as of February 7, 2007, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as the initial purchasers. (3)

10.5	Amendment No. 1, Consent and Agreement, dated as of January 25, 2007, to the Credit Agreement, dated as of June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein, Credit Suisse, as administrative agent and collateral agent, and the other agents and lenders named therein. (3)

10.6	Supplement No. 2, dated as of February 7, 2007, among Aviation Technologies, Inc., the subsidiaries of Aviation Technologies, Inc. named therein and Credit Suisse, as collateral agent and administrative agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent. (3)

10.7	Joinder Agreement, dated as of February 7, 2007, among Aviation Technologies, Inc., the subsidiaries of Aviation Technologies, Inc. named therein and Credit Suisse, as agent. (3)

10.8	Form of Restricted Stock Agreement (4)

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.3	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Filed as exhibit to Current Report on Form 8-K filed on January 10, 2007.
(2)	Filed as exhibit to Current Report on Form 8-K filed on February 6, 2007.
(3)	Filed as exhibit to Current Report on Form 8-K filed on February 13, 2007.
(4)	Filed as exhibit to Form 10-Q filed on May 8, 2007.

3