Form 10-Q
period 2007-06-30
TransDigm Group INC
filed 2007-08-10
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 46,919,887 as of July 27, 2007.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30,
	2007	September 30,
	(Unaudited)	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$120,195	$61,217
Trade accounts receivable—Net	88,581	65,568
Income taxes receivable	2,385	9,366
Inventories	121,216	89,243
Deferred income taxes	24,707	7,390
Prepaid expenses and other	3,786	1,397

Total current assets	360,870	234,181

PROPERTY, PLANT AND EQUIPMENT—Net	87,633	62,851
GOODWILL	1,220,370	877,829
TRADEMARKS AND TRADE NAMES	159,427	125,497
OTHER INTANGIBLE ASSETS—Net	176,946	100,462
DEBT ISSUE COSTS—Net	23,669	14,872
OTHER	2,546	1,020

TOTAL ASSETS	$2,031,461	$1,416,712

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,213	$18,764
Accrued liabilities	49,873	24,675

Total current liabilities	74,086	43,439

LONG-TERM DEBT	1,357,911	925,000
DEFERRED INCOME TAXES	132,349	78,109
OTHER NON-CURRENT LIABILITIES	6,240	7,123

Total liabilities	1,570,586	1,053,671

STOCKHOLDERS' EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 46,901,077 and 44,664,020 at June 30, 2007 and September 30, 2006, respectively	469	446
Additional paid-in capital	328,882	296,757
Retained earnings	131,637	67,667
Accumulated other comprehensive loss	(113)	(1,829)

Total stockholders' equity	460,875	363,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,031,461	$1,416,712

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 30, 2007 AND JULY 1, 2006

(Amounts in thousands, except per share data)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
NET SALES	$157,613	$110,856	$424,760	$319,272

COST OF SALES	75,360	53,749	203,802	156,445

GROSS PROFIT	82,253	57,107	220,958	162,827

OPERATING EXPENSES:
Selling and administrative	17,340	11,543	44,047	37,059
Amortization of intangibles	3,607	1,415	8,617	4,681
Refinancing costs	—	48,456	—	48,456

Total operating expenses	20,947	61,414	52,664	90,196

INCOME/(LOSS) FROM OPERATIONS	61,306	(4,307)	168,294	72,631

INTEREST EXPENSE—Net	25,924	19,505	66,320	58,686

INCOME/(LOSS) BEFORE INCOME TAXES	35,382	(23,812)	101,974	13,945

INCOME TAX PROVISION/(BENEFIT)	13,261	(10,449)	38,004	4,050

NET INCOME/(LOSS)	$22,121	$(13,363)	$63,970	$9,895

Net earnings per share:
Basic earnings/(loss) per share	$0.48	$(0.30)	$1.42	$0.22
Diluted earnings/(loss) per share	$0.45	$(0.30)	$1.33	$0.21

Weighted-average shares outstanding:
Basic	45,800	44,578	45,182	44,344
Diluted	48,832	44,578	48,272	47,285

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2007

(Amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
BALANCE, OCTOBER 1, 2006	44,664,020	$446	$296,757	$67,667	$(1,829)	$363,041

Equity based compensation expense	—	—	2,453	—	—	2,453
Income tax benefit from exercise of stock options	—	—	21,962	—	—	21,962
Exercise of stock options	2,227,407	23	7,710	—	—	7,733
Issuance of common stock	9,650	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	63,970	—	63,970
Interest rate swap	—	—	—	—	1,688	1,688
Other comprehensive income	—	—	—	—	28	28

Comprehensive income						65,686

BALANCE, JUNE 30, 2007	46,901,077	$469	$328,882	$131,637	$(113)	$460,875

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	June 30,	July 1,
	2007	2006
OPERATING ACTIVITIES:
Net income	$63,970	$9,895
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,423	7,281
Amortization of intangibles	8,617	4,681
Amortization/write-off of debt issue costs	2,224	26,130
Non-cash equity compensation	2,453	1,446
Premium paid to redeem 8 3/8% senior subordinated notes	—	25,611
Changes in assets/liabilities, net of effects from acquisition of businesses:
Accounts receivable	(7,381)	995
Inventories	(8,064)	(9,217)
Other assets	(2,682)	(10,128)
Accounts payable	1,474	2,001
Accrued and other liabilities	19,746	(10,834)
Deferred compensation liability	1,339	(28,447)
Interest on unsecured promissory notes	—	(59,206)

Net cash provided by (used in) operating activities	90,119	(39,792)

INVESTING ACTIVITIES:
Capital expenditures	(7,145)	(5,567)
Acquisition of businesses	(475,909)	(27,157)

Net cash used in investing activities	(483,054)	(32,724)

FINANCING ACTIVITIES:
Proceeds from issuance of 7 3/4% senior subordinated notes, net of fees	296,795	269,381
Borrowings under senior secured credit facility, net of fees	125,423	641,287
Repayment of amounts borrowed under the former credit facility	—	(289,849)
Repayment of 8 3/8% senior subordinated notes	—	(425,281)
Repayment of TD Group loan facility	—	(200,000)
Repayment of unsecured promissory notes	—	(199,997)
Borrowings under TD Group loan facility, net of fees	—	193,752
Tax benefit from exercise of stock options	21,962	—
Proceeds from exercise of stock options	7,733	1,093

Net cash provided by (used in) financing activities	451,913	(9,614)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,978	(82,130)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,217	104,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,195	$22,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$53,272	$124,995

Cash paid during the period for income taxes	$10,508	$12,741

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED JUNE 30, 2007 AND JULY 1, 2006

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries, AeroControlex Group, Inc., MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace LLC, Avionic Instruments LLC, Skurka Aerospace Inc., CDA InterCorp LLC, Avtech Corporation, Transicoil LLC, and Transicoil (Malaysia) Sendirian Berhad (collectively, with TD Group, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, gear pumps, mechanical/electromechanical actuators and controls, NiCad batteries/chargers, power conditioning devices, hold open rods and locking devices, engineered connectors, engineered latches, cockpit security devices, lavatory hardware and components, specialized AC/DC electric motors, aircraft audio systems, specialized cockpit displays and specialized valving.

TransDigm Holding Company (“TransDigm Holdings”) was formerly a wholly-owned subsidiary of TD Group and the direct parent of TransDigm Inc. TransDigm Holdings was merged into TransDigm Inc. on June 26, 2006.

TD Group was incorporated on July 8, 2003 under the name TD Holding Corporation by outside investors to acquire control of TransDigm Holdings through the Merger described below and had no operations prior to the Merger. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc.

TD Group’s Public Offerings—On May 25, 2007, certain of TD Group’s stockholders, including certain members of our management, sold an aggregate of 11,500,000 shares of TD Group’s common stock in an underwritten public offering at a public offering price of $35.25 per share. As a result of this offering, as of May 25, 2007, TD Group is no longer a “controlled company” for the purposes of the NYSE listing requirements. TD Group did not receive any proceeds from the sale of shares by the selling stockholders.

On March 20, 2006, certain of TD Group’s stockholders and certain members of our management sold an aggregate of 12,597,756 shares of TD Group’s common stock in an underwritten initial public offering, or the initial public offering, at a price of $21.00 per share. TD Group did not offer any shares of common stock for sale in the initial public offering and it did not receive any of the proceeds from the sale of shares by the selling stockholders. TD Group’s common stock is listed on The New York Stock Exchange, or the NYSE, under the trading symbol "TDG."

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2006 included in its Form 10-K dated November 28, 2006. The September 30, 2006 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 during its first quarter of fiscal year 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, the Company uses a September 30 measurement date for its defined benefit pension plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company’s adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company has not determined the impact, if any, that SFAS 157 will have on its consolidated financial position or results of operations.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently analyzing the expected impact of adoption of FIN 48 on its consolidated financial position and results of operations.

4.	ACQUISITIONS

ATI—On February 7, 2007, TransDigm Inc. acquired all of the outstanding capital stock of Aviation Technologies, Inc. (“ATI”) for $430.3 million in cash. ATI consists of two primary operating units that service the commercial and military aerospace markets – Avtech Corporation (“Avtech”) and Transicoil LLC (which, together with Transicoil (Malaysia) Sendirian Berhad is referred to as “ADS/Transicoil”). Avtech is a leading supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a leading supplier of displays, clocks, brushless motors and related components and instruments. Through Avtech and ADS/Transicoil, ATI manufactures proprietary products for the aerospace industry with broad platform positions and high aftermarket content, all of which fit well with TransDigm’s overall direction.

The purchase price consideration and costs associated with the acquisition of $430.3 million were funded through additional borrowings under our senior secured credit facility of $125.4 million (net of fees of $4.6 million), the proceeds from the issuance by TransDigm Inc. of additional senior subordinated notes of $296.8 (net of fees of $6.2 million) and the use of $8.1 million of our available cash balances.

The Company accounted for the acquisition of ATI as a purchase and included the results of operations of ATI in its consolidated financials statements from the date of acquisition. The Company obtained a preliminary third-party valuation of certain tangible and intangible assets of ATI; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. The Company expects that substantially all of the $307.5 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition of ATI (in thousands).

Assets:
Current assets	$34,481
Deferred income taxes	10,963
Property, plant and equipment	23,995
Goodwill	307,511
Other intangible assets	110,580

Total assets	487,530

Liabilities:
Current liabilities	11,224
Deferred income taxes	45,967

Total liabilities	57,191

Net assets acquired	$430,339

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the acquisition of ATI had occurred at the beginning of the periods ended (in thousands, except per share data):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	$157,613	$137,111	$462,475	$391,704
Operating income/(loss)	61,306	(244)	148,666	84,210
Net income/ (loss)	22,121	(16,089)	43,449	1,556

Diluted earnings/(loss) per share	$0.45	$(0.36)	$0.90	$0.03

These pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments that will be charged to cost of sales as the inventory that was on hand as of the date of the acquisition is sold, (ii) additional amortization expense that will be recognized from the identifiable intangible assets recorded in accounting for the acquisition, (iii) a reduction in depreciation expense that resulted from the write-down of the carrying value of certain real property to fair value in accounting for the acquisition, and (iv) additional interest expense that resulted from the Company’s increased indebtedness resulting from the acquisition. The pro forma results of operations for the thirty-nine week period ended June 30, 2007 includes approximately $25.8 million of additional compensation expense recognized with respect to stock options of ATI that were cancelled upon the closing of the acquisition. This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

CDA—On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp (“CDA”) for $45.6 million in cash. CDA designs and manufacturers specialized controllable drive actuators, motors, transducers, and gearing. The products are consistent with TransDigm’s recent acquisition of similar product lines. The Company expects that the $33.9 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Sweeney—On June 12, 2006, TransDigm Inc. acquired all of the outstanding capital stock of Sweeney Engineering Corp. (“Sweeney”) for $25.4 million in cash. Sweeney was subsequently merged into AeroControlex’s existing business in Painesville, Ohio. Sweeney designed and manufactured specialized aerospace valving used primarily in fuel, environmental control, and de-icing applications. The products are used on defense and commercial aircraft applications. Sweeney’s product characteristics and market position fit well with TransDigm’s overall direction. The Company expects that the $21.9 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions of CDA and Sweeney as purchases and included the results of operations of CDA and Sweeney in its consolidated financials statements from the date of each acquisition. The Company obtained a preliminary third-party valuation of certain tangible and intangible assets of CDA; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for CDA and Sweeney, had they occurred at the beginning of the periods ended June 30, 2007 and July 1, 2006, respectively, are not significant and, accordingly, are not provided.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	June 30, 2007	September 30, 2006
Work-in-progress and finished goods	$65,996	$51,077
Raw materials and purchased component parts	67,840	46,060

Total	133,836	97,137
Reserve for excess and obsolete inventory	(12,620)	(7,894)

Inventories—net	$121,216	$89,243

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$166,026	$17,274	$148,752
License agreement	9,373	2,078	7,295
Trade secrets	18,462	2,218	16,244
Patented technology	1,573	700	873
Order backlog	14,570	12,135	2,435
Other	1,803	456	1,347

Total	$211,807	$34,861	$176,946

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$92,196	$12,696	$79,500
License agreement	9,373	1,679	7,694
Trade secrets	11,772	1,696	10,076
Patented technology	1,522	568	954
Order backlog	10,040	9,320	720
Other	1,803	285	1,518

Total	$126,706	$26,244	$100,462

The total carrying amount of identifiable intangible assets not subject to amortization consists of $159.4 million and $125.5 million of trademarks and trade names at June 30, 2007 and September 30, 2006, respectively.

The aggregate amortization expense on identifiable intangible assets for the thirteen and thirty-nine week periods ended June 30, 2007 and July 1, 2006 was approximately $3.6 million, $8.6 million, $1.4 million, and $4.7 million, respectively. The estimated amortization expense for fiscal 2007 is $12.3 million and for each of the five succeeding years 2008 through 2012 is $10.4 million, $9.2 million, $9.2 million, $9.2 million and $9.1 million, respectively.

Intangible assets acquired during the thirty-nine week period ended June 30, 2007 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$341,364	none
Trademarks and trade names	33,930	none

	375,294

Intangible assets subject to amortization:
Unpatented technology	73,830	22.5 years
Trade secrets	6,690	22 years
Order backlog	4,530	1 year

	85,050	21.3 years

Total	$460,344

The following is a summary of the changes in the carrying value of goodwill from September 30, 2006 through June 30, 2007 (in thousands):

Balance, September 30, 2006	$877,829
Goodwill acquired during the year	341,364
Other	1,177

Balance, June 30, 2007	$1,220,370

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging from 90 days to five years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirty-Nine Week Periods Ended
	June 30, 2007	July 1, 2006
Liability balance at beginning of period	$2,472	$2,789
Accruals for warranties issued	914	1,055
Warranty costs incurred	(941)	(1,439)
Acquisitions	1,593	—

Liability balance at end of period	$4,038	$2,405

8.	DEBT

Summary—The Company’s long-term debt at June 30, 2007 and September 30, 2006 consisted of the following (in thousands):

	June 30, 2007	September 30, 2006
Term loans	$780,000	$650,000
7 3/4% senior subordinated notes due 2014	575,000	275,000
Premium on 7 3/4% senior subordinated notes due 2014	2,911	—

Total debt	$1,357,911	$925,000

Revolving Credit Facility and Term Loans—In connection with the acquisition of ATI, TransDigm entered into an amendment to our senior secured credit facility which provided for, among other things, an additional term loan of $130 million. TransDigm used the proceeds from the additional term loan together with the proceeds from the issuance and sale of the New Notes (defined below) and a portion of the Company’s available cash balances to fund the acquisition of ATI and to pay related transaction expenses. The interest rate on the term loans at June 30, 2007 was 7.36%. Also, see Note 4.

In addition, pursuant to the terms of the amendment, and effective as of the closing date of the acquisition of ATI, the revolving credit facility was increased by $50 million, resulting in an aggregate revolving credit facility of $200 million, of which approximately $198.4 million was available as of June 30, 2007.

Senior Subordinated Notes—On February 7, 2007, TransDigm Inc. issued and sold $300 million aggregate principal amount of its 7 3/4% senior subordinated notes due 2014 (the “New Notes”). The Company received $3.0 million of premium in connection with the issuance of the New Notes due to the fact that such New Notes were issued at 101% of the principal amount thereof. The terms of the New Notes are substantially identical to the terms of the 7 3/4% senior subordinated notes due 2014 that were issued and sold by TransDigm on June 23, 2006.

9.	INCOME TAXES

At the end of each reporting period, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. The Company recorded an income tax provision of $13.3 million in the thirteen week period ended June 30, 2007 compared to an income tax benefit of $10.4 million in the prior year period. The effective tax rate for the thirteen week period ended June 30, 2007 was 37.5% compared to 43.9% for the comparable period in the prior year. The higher effective tax rate for the thirteen week period ended July 1, 2006 was primarily due to the adoption of a change in Texas law enacted in May 2006 resulting in a write-off of net deferred tax liabilities and an income tax benefit of $1.5 million, or 6.5% of the loss before income taxes, recorded in the third quarter of fiscal 2006.

The Company recorded an income tax provision of $38.0 million in the thirty-nine week period ended June 30, 2007 compared to $4.1 million in the prior year period. The effective tax rate for the thirty-nine week period ended June 30, 2007 was 37.3% compared to 29.0% for the comparable period in the prior year. The higher effective tax rate for the thirty-nine week period ended June 30, 2007 was due to the adoption of a change in Texas law enacted in May 2006 resulting in a write-off of net deferred tax liabilities and an income tax benefit of $1.5 million, or 11.1% of the income before income taxes, recorded in the third quarter of fiscal 2006. Excluding the prior year impact of the change in Texas law, the effective tax rate decreased due to lower state and local taxes as a percentage of income before income taxes and an increase in the research and development tax credit.

10.	EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
(in thousands, except per share data)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic Earnings Per Share Computation:
Net income/(loss)	$22,121	$(13,363)	$63,970	$9,895

Weighted-average shares outstanding	45,800	44,578	45,182	44,344

Basic earnings/(loss) per share	$0.48	$(0.30)	$1.42	$0.22

Diluted Earnings Per Share Computation:
Net income/(loss)	$22,121	$(13,363)	$63,970	$9,895

Weighted-average shares outstanding	45,800	44,578	45,182	44,344
Effect of dilutive options outstanding (1)	3,032	—	3,090	2,941

Total weighted-average shares outstanding	48,832	44,578	48,272	47,285

Diluted earnings/(loss) per share	$0.45	$(0.30)	$1.33	$0.21

(1)

There were no stock options outstanding at June 30, 2007 that were excluded from the diluted earnings per share computation for the thirteen and thirty-nine weeks ended June 30, 2007. Equity awards totaling 5.7 million outstanding at July 1, 2006 were excluded from the diluted earnings per share computation for the thirteen and thirty-nine week periods ended July 1, 2006 due to the anti-dilutive effect of such equity awards.

11.	COMMON STOCK AND STOCK COMPENSATION PLANS

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

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 utilizing the modified prospective method. SFAS 123R requires stock-based compensation to be measured using the fair value method of accounting. The Company records compensation expense for service-based awards under the straight-line method. Expense related to performance-based awards is recorded in the service period corresponding to the performance target. SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in statements of cash flows, rather than as operating activities as required under SFAS 123. The tax benefit of $1.8 million associated with share-based payments was recorded in operating activities in the thirty-nine week period ended July 1, 2006. The adoption of SFAS 123R did not have a significant impact on the Company’s financial condition or results of operations. The Company estimates that forfeitures of unvested awards will be insignificant and accordingly does not adjust stock-based compensation expense for projected forfeitures.

The following table shows the expense recognized by the Company for stock-based compensation (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock option compensation expense:
Time vested stock options	$104	$73	$326	$176
Performance vested stock options	879	239	2,106	1,270
Restricted stock award amortization	11	5	21	5

	$994	$317	$2,453	$1,451

As of June 30, 2007, there was $4.2 million of total unrecognized compensation cost related to nonvested awards expected to vest, that will be recognized over a weighted-average period of 1.2 years.

2006 Stock Incentive Plan

In conjunction with the consummation of the initial public offering, a 2006 stock incentive plan was adopted by TD Group. TD Group has reserved 2,619,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. Awards under the plan may be in the form of options, restricted stock or other stock-based awards. Options granted under the plan will expire no later than the tenth anniversary of the applicable date of grant of the options, and will have an exercise price of not less than the fair market value of our common stock on the date of grant. Restricted stock granted under the plan vests over three years.

The following table summarizes activity for restricted stock awards for the thirty-nine week period ended June 30, 2007:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at September 30, 2006	2,370	$25.34
Granted	1,820	38.44
Vested	(792)	25.34

Outstanding at June 30, 2007	3,398	$32.20

During the thirty-nine weeks ended June 30, 2007, 5,460 shares of commons stock were issued with a weighted-average grant date fair value of $27.43.

At June 30, 2007, 2,610,018 remaining shares were available for award under TD Group’s 2006 stock incentive plan.

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

TD Group has reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, 9,228,454 of which had been issued as of June 30, 2007.

In addition to the stock options issued under the plan covering the Company’s employees, members of the Company’s board of directors have also been granted stock options of TD Group.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Sholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the thirty-nine week periods ended:

	June 30, 2007	July 1, 2006
Risk-free interest rate	4.41% to 4.49%	4.21% to 5.09%
Expected life of options	4 years	4 years
Expected dividend yield of stock	—	—
Expected volatility of stock	30%	0% to 30%

The risk-free interest rate is based upon the three and five-year Treasury Bond rates as of the grant date. The average expected life of stock-based awards is based on vesting schedules and contractual terms. Expected volatility of stock was calculated using historical and implied volatilities. The Company does not pay dividends; thus, no dividend rate assumption is used.

The total fair value of shares vested during the thirty-nine weeks ended June 30, 2007 and July 1, 2006 was $1.7 million and $1.3 million, respectively.

Time Vested Stock Options —The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the thirty-nine week period ended June 30, 2007:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	1,062,577	$9.10
Granted	14,000	25.60
Exercised	(73,319)	9.87
Forfeited	(15,460)	15.04

Outstanding at June 30, 2007	987,798	$9.18	6.7 years	$30,898,321

Expected to vest	987,798	$9.18	6.7 years	$30,898,321

Exercisable at June 30, 2007	819,376	$8.60	6.6 years	$26,105,319

Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the thirty-nine week period ended June 30, 2007:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	4,250,241	$9.09
Granted	268,000	31.85
Exercised	(269,830)	9.42
Forfeited	(90,283)	18.43

Outstanding at June 30, 2007	4,158,128	$10.33	6.9 years	$125,284,397

Expected to vest	4,158,128	$10.33	6.9 years	$125,284,397

Exercisable at June 30, 2007	2,541,040	$8.58	6.6 years	$81,008,355

Rollover Option Awards—The following table summarizes the activity, pricing and other information for the Company’s rollover option award activity during the thirty-nine week period ended June 30, 2007:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	2,788,321	$2.45
Granted	—	—
Exercised	(1,884,258)	2.37
Forfeited	—	—

Outstanding at June 30, 2007	904,063	$2.62	3.4 years	$34,209,744

Expected to vest	904,063	$2.62	3.4 years	$34,209,744

Exercisable at June 30, 2007	904,063	$2.62	3.4 years	$34,209,744

The weighted-average grant date fair value of time, performance and rollover options granted during the thirty-nine week periods ended June 30, 2007 and July 1, 2006 were $9.83 and $4.53, respectively. The total intrinsic value of time, performance and rollover options exercised during the thirty-nine week periods ended June 30, 2007 and July 1, 2006 were $68.1 million and $7.4 million, respectively.

12.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4 % senior subordinated notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of June 30, 2007 and September 30, 2006 and its statements of operations and cash flows for the thirty-nine week periods ended June 30, 2007 and July 1, 2006.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,504	$116,044	$(1,353)	$—	$120,195
Trade accounts receivable—Net	—	10,538	78,043	—	88,581
Inventories	—	18,941	102,275	—	121,216
Income taxes receivable	—	2,385	—	—	2,385
Deferred income taxes	—	12,463	12,244	—	24,707
Prepaid expenses and other	—	1,668	2,118	—	3,786

Total current assets	5,504	162,039	193,327	—	360,870

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	452,993	1,834,766	163,313	(2,451,072)	—

PROPERTY, PLANT AND EQUIPMENT—Net	—	15,996	71,637	—	87,633

GOODWILL	—	11,514	1,208,856	—	1,220,370

TRADEMARKS AND TRADE NAMES	—	19,376	140,051	—	159,427

OTHER INTANGIBLE ASSETS—Net	—	11,505	165,441	—	176,946

DEBT ISSUE COSTS—Net	—	23,669	—	—	23,669

OTHER	—	2,351	195	—	2,546

TOTAL ASSETS	$458,497	$2,081,216	$1,942,820	$(2,451,072)	$2,031,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$7,179	$17,034	$—	$24,213
Accrued liabilities	—	30,228	19,645	—	49,873

Total current liabilities	—	37,407	36,679	—	74,086

LONG-TERM DEBT	—	1,357,911	—	—	1,357,911

DEFERRED INCOME TAXES	(5,606)	112,771	25,184	—	132,349
OTHER NON-CURRENT LIABILITIES	3,228	2,132	880	—	6,240

Total liabilities	(2,378)	1,510,221	62,743	—	1,570,586

STOCKHOLDERS' EQUITY	460,875	570,995	1,880,077	(2,451,072)	460,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$458,497	$2,081,216	$1,942,820	$(2,451,072)	$2,031,461

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,604	$62,561	$(2,948)	$—	$61,217
Trade accounts receivable—Net	—	27,770	37,798	—	65,568
Income taxes receivable	—	9,366	—	—	9,366
Inventories	—	32,072	57,171	—	89,243
Deferred income taxes	—	7,390	—	—	7,390
Prepaid expenses and other	(248)	778	867	—	1,397

Total current assets	1,356	139,937	92,888	—	234,181

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	358,106	1,338,439	(10,992)	(1,685,553)	—

PROPERTY, PLANT AND EQUIPMENT—Net	—	24,895	37,956	—	62,851

GOODWILL	—	446,326	431,503	—	877,829

TRADEMARKS AND TRADE NAMES	—	52,997	72,500	—	125,497

OTHER INTANGIBLE ASSETS—Net	—	37,086	63,376	—	100,462

DEBT ISSUE COSTS—Net	—	14,872	—	—	14,872

OTHER	—	858	162	—	1,020

TOTAL ASSETS	$359,462	$2,055,410	$687,393	$(1,685,553)	$1,416,712

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$11,690	$7,074	$—	$18,764
Accrued liabilities	139	16,450	8,086	—	24,675

Total current liabilities	139	28,140	15,160	—	43,439

LONG-TERM DEBT	—	925,000	—	—	925,000

DEFERRED INCOME TAXES	(5,606)	83,715	—	—	78,109

OTHER NON-CURRENT LIABILITIES	1,888	4,355	880	—	7,123

Total liabilities	(3,579)	1,041,210	16,040	—	1,053,671

STOCKHOLDERS' EQUITY	363,041	1,014,200	671,353	(1,685,553)	363,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$359,462	$2,055,410	$687,393	$(1,685,553)	$1,416,712

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$48,692	$376,068	$—	$424,760

COST OF SALES	—	28,408	175,394	—	203,802

GROSS PROFIT	—	20,284	200,674	—	220,958

OPERATING EXPENSES:
Selling and administrative	—	17,169	26,878	—	44,047
Amortization of intangibles	—	468	8,149	—	8,617

Total operating expenses	—	17,637	35,027	—	52,664

INCOME FROM OPERATIONS	—	2,647	165,647	—	168,294

OTHER INCOME (EXPENSES):
Interest expense—Net	—	(52,703)	(13,617)	—	(66,320)
Equity in income of subsidiaries	63,970	95,322	—	(159,292)	—

INCOME BEFORE INCOME TAXES	63,970	45,266	152,030	(159,292)	101,974

INCOME TAX PROVISION(BENEFIT)	—	(18,704)	56,708	—	38,004

NET INCOME	$63,970	$63,970	$95,322	$(159,292)	$63,970

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 1, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$133,763	$185,509	$—	$319,272

COST OF SALES	—	59,543	96,902	—	156,445

GROSS PROFIT	—	74,220	88,607	—	162,827

OPERATING EXPENSES:
Selling and administrative	2,650	19,971	14,438	—	37,059
Amortization of intangibles	—	1,630	3,051	—	4,681
Refinancing costs	5,531	42,925	—	—	48,456

Total operating expenses	8,181	64,526	17,489	—	90,196

INCOME/(LOSS) FROM OPERATIONS	(8,181)	9,694	71,118	—	72,631

OTHER INCOME (EXPENSES):
Interest expense—Net	(16,564)	(35,852)	(6,270)	—	(58,686)
Equity in income of subsidiaries	28,085	46,043	—	(74,128)	—

INCOME BEFORE INCOME TAXES	3,340	19,885	64,848	(74,128)	13,945

INCOME TAX PROVISION (BENEFIT)	(6,555)	(8,200)	18,805	—	4,050

NET INCOME	$9,895	$28,085	$46,043	$(74,128)	$9,895

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$63,970	$63,970	$95,322	$(159,292)	$63,970
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(64,332)	(50,639)	(18,172)	159,292	26,149

Net cash provided by (used in) operating activities	(362)	13,331	77,150	—	90,119

INVESTING ACTIVITIES
Capital expenditures	—	(2,148)	(4,997)	—	(7,145)
Acquisition of businesses	—	(475,909)	—	—	(475,909)

Net cash used in investing activities	—	(478,057)	(4,997)	—	(483,054)

FINANCING ACTIVITIES:
Changes in intercompany activities	(25,433)	95,991	(70,558)	—	—
Proceeds from issuance of senior subordinated notes, net of fees	—	296,795	—	—	296,795
Borrowings under senior secured credit facility, net of fees	—	125,423	—	—	125,423
Tax benefit from exercise of stock options	21,962	—	—	—	21,962
Proceeds from exercise of stock options	7,733	—	—	—	7,733

Net cash provided by (used in) financing activities	4,262	518,209	(70,558)	—	451,913

INCREASE IN CASH AND CASH EQUIVALENTS	3,900	53,483	1,595	—	58,978

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,604	62,561	(2,948)	—	61,217

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,504	$116,044	$(1,353)	$—	$120,195

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 1, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$9,895	$28,085	$46,043	$(74,128)	$9,895
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(106,552)	(20,333)	3,070	74,128	(49,687)

Net cash provided by (used in) operating activities	(96,657)	7,752	49,113	—	(39,792)

INVESTING ACTIVITIES
Capital expenditures	—	(2,100)	(3,467)	—	(5,567)
Acquisition of businesses	—	(25,882)	(1,275)	—	(27,157)

Net cash used in investing activities	—	(27,982)	(4,742)	—	(32,724)

FINANCING ACTIVITIES:
Changes in intercompany activities	298,228	(253,930)	(44,298)	—	—
Proceeds from 7 3/4% senior subordinated notes—net of fees		269,381			269,381
Proceeds from new senior secured credit facilities— net of fees		641,287			641,287
Repayment of amounts borrowed under former credit facility	—	(289,849)	—	—	(289,849)
Repayment of 8 3/8% senior subordinated notes	—	(425,281)	—	—	(425,281)
Repayment of TD Group loan facility	(200,000)	—	—	—	(200,000)
Proceeds from exercise of stock options	1,093	—	—	—	1,093
Repayment of unsecured promissory notes	—	(199,997)	—	—	(199,997)
Proceeds from TD Group loan facility, net of fees	—	193,752	—	—	193,752

Net cash provided by (used in) financing activities	99,321	(64,637)	(44,298)	—	(9,614)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,664	(84,867)	73	—	(82,130)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	106,082	(1,861)	—	104,221

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,664	$21,215	$(1,788)	$—	$22,091

*    *    *    *    *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the third quarter of fiscal 2007, we generated net sales of $157.6 million and net income of $22.1 million. EBITDA As Defined was $73.6 million, or 46.7% of net sales. Please see below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

Recent Developments

Public Offering

On May 25, 2007, certain of TD Group’s stockholders, including certain members of our management, sold an aggregate of 11,500,000 shares of TD Group’s common stock in an underwritten public offering at a public offering price of $35.25 per share. As a result of this offering, TD Group is no longer a “controlled company” for the purposes of the NYSE listing requirements. TransDigm Group did not sell any shares in the offering and did not receive any proceeds from the offering.

ATI Acquisition

On February 7, 2007, pursuant to a definitive agreement and plan of merger among TransDigm Inc., Project Coffee Acquisition Co., a wholly owned subsidiary of TransDigm Inc. (“Merger Sub”), and Aviation Technologies, Inc. (“ATI”), Merger Sub was merged into ATI with the result that ATI became a wholly-owned subsidiary of TransDigm Inc., for consideration of approximately $430.3 million.

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

CDA Acquisition

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

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Period Ended June 30, 2007	Thirteen Week Period Ended July 1, 2006	Thirty-Nine Week Period Ended June 30, 2007	Thirty-Nine Week Period Ended July 1, 2006
Net Income/(loss)	$22.1	$(13.4)	$64.0	$9.9
Adjustments:
Depreciation and amortization expense	6.6	3.8	17.0	12.0
Interest expense, net	25.9	19.5	66.3	58.7
Income tax provision/(benefit)	13.3	(10.4)	38.0	4.0

EBITDA(1)	67.9	(0.5)	185.3	84.6
Adjustments:
Acquisition-related costs(2)	2.7	0.2	7.0	0.8
Non-cash compensation and deferred compensation costs(3)	1.3	0.8	3.8	(0.5)
Refinancing costs(4)	—	48.5	—	48.5
Non-recurring public equity offering costs(5)	1.7	0.3	1.7	2.6
One-time special bonus payment(6)	—	—	—	6.2
Other(7)	—	—	0.3	—

EBITDA As Defined (1)	$73.6	$49.3	$198.1	$142.2

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs, non-cash compensation and deferred compensation charges, one-time special bonus payments made to members of our management in November 2005, certain acquisition earnout costs, certain other non-cash and non-recurring expenses, and certain costs and expenses incurred in connection with the public equity offerings.

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
(4)

Represents costs associated with refinancing the debt structure of TD Group in June 2006 including the premium paid to redeem the 8 3/8% senior subordinated notes of $25.6 million and the write-off of debt issue costs of $22.9 million.

(5)	Represents non-recurring costs and expenses incurred by TD Group related to the initial public offering in March 2006 and the secondary offering in May 2007.
(6)	Represents the one-time special bonuses paid to certain members of management in November 2005.
(7)	Represents the write-down of certain property to its fair value that has been reclassified as held for sale in fiscal 2007.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2006. There has been no significant change to our critical accounting policies during the thirty-nine week period ended June 30, 2007.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	100%	100%	100%	100%

Cost of Sales	48	49	48	49
Selling and administrative expenses	11	10	10	12
Amortization of intangibles	2	1	2	2
Refinancing costs	—	44	—	15

Income/(loss) from operations	39	(4)	40	22
Interest expense—net	16	17	16	18
Income tax provision/(benefit)	9	(9)	9	1

Net income/(loss)	14%	(12)%	15%	3%

Changes in Results of Operations

Thirteen-week period ended June 30, 2007 compared with the thirteen-week period ended July 1, 2006.

•

Net Sales. Net sales increased by $46.7 million, or 42.2%, to $157.6 million for the quarter ended June 30, 2007, from $110.9 million for the comparable quarter last year. Sales growth excluding acquisitions was $13.9 million and represented a 12.5% increase over the prior year. The organic sales growth was primarily due to (i) an increase of $8.7 million of commercial aftermarket sales due to a combination of the strong underlying demand throughout the worldwide commercial aerospace market, the strength of our proprietary products and timing of shipments versus the prior year comparable period, (ii) an increase of $3.0 million of commercial OEM sales resulting primarily from an increase in business jet sales and (iii) a modest increase in defense sales. The remaining $32.8 million of the increase resulted from the acquisitions of ATI and CDA during fiscal 2007 and Sweeney and Electra-Motion, Inc. in the third quarter of fiscal 2006.

•

Cost of Sales. Cost of sales increased by $21.6 million, or 40.2%, to $75.3 million for the quarter ended June 30, 2007 from $53.7 million for the comparable quarter last year. Cost of sales as a percentage of sales decreased to 47.8% for the thirteen week period ended June 30, 2007 from 48.5% for the thirteen week period ended July 1, 2006. The absolute dollar increase in cost of sales was due to increased volume associated with the increase in net sales of $46.7 million discussed above and a $2.4 million charge, or 1.5% of net sales, which resulted from inventory purchase price accounting charges pertaining to the acquisition of ATI. Excluding this inventory purchase price accounting charge, cost of sales as a percentage of net sales decreased by approximately two percentage points, which was due to favorable product mix on the increase in commercial aftermarket sales and continued productivity efforts.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $5.8 million, or 50.2%, to $17.3 million, or 11.0% of sales, for the quarter ended June 30, 2007 from $11.5 million, or 10.4% of sales, for the comparable quarter last year. This increase was primarily due to the higher sales discussed above and $1.7 million, or 1.1% of net sales, of non-recurring costs associated with the secondary offering.

•

Amortization of Intangibles. Amortization of intangibles increased to $3.6 million for the quarter ended June 30, 2007 from $1.4 million for the comparable quarter last year. The increase of $2.2 million was primarily due to the additional identifiable intangible assets recognized in connection with the acquisitions of CDA and ATI, of which $1.3 million related to order backlog amortization that is amortized over 12 months.

•

Interest Expense. Interest expense increased $6.4 million, or 32.9%, to $25.9 million for the quarter ended June 30, 2007 from $19.5 million for the comparable quarter last year primarily the result of an increase in our outstanding borrowings of approximately $430 million related to the acquisition of ATI, partially offset by lower interest rates from the refinancing of our debt structure during June 2006. The Company’s weighted average level of outstanding borrowings increased to approximately $1.4 billion for the quarter ended June 30, 2007 from approximately $0.9 billion during the comparable quarter last year while the average interest rate decreased to approximately 7.6% during the quarter ended June 30, 2007 from 8.5% for the comparable quarter last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 37.5% for the quarter ended June 30, 2007 compared to 43.9% for the quarter ended July 1, 2006. The higher effective tax rate for the quarter ended July 1, 2006 was primarily due to the adoption of a change in Texas tax law enacted in May 2006 resulting in a write-off of net deferred tax liabilities and an income tax benefit of $1.5 million, or 6.5% of the loss before income taxes, recorded in the third quarter of fiscal 2006.

•

Net Income. Net income increased $35.5 million to $22.1 million for the third quarter of fiscal 2007 compared to a net loss of $13.4 million for the third quarter of fiscal 2006, primarily as a result of the factors referred to above and the refinancing costs of $48.5 million recorded in the third quarter of fiscal 2006.

Thirty-nine week period ended June 30, 2007 compared with the thirty-nine week period ended July 1, 2006.

•

Net Sales. Net sales increased by $105.5 million, or 33.0%, to $424.8 million for the thirty-nine week period ended June 30, 2007, from $319.3 million for the comparable period last year. Sales growth excluding acquisitions was $42.4 million and represented a 13.3% increase over the prior year. The organic sales growth was primarily due to (i) an increase of $26.8 million of commercial aftermarket sales due to a combination of strong underlying demand in the worldwide commercial aerospace market, the strength of our proprietary products, general success with certain retro fits and upgrades, and (ii) an increase of $10.8 million of commercial OEM sales primarily resulting from an increase in business jet sales. The remaining $63.1 million of the increase resulted from the acquisitions of ATI and CDA during fiscal 2007 and Sweeney and Electra-Motion, Inc. in the third quarter of fiscal 2006.

•

Cost of Sales. Cost of sales increased by $47.4 million, or 30.3%, to $203.8 million for the thirty-nine week period ended June 30, 2007 from $156.4 million for the comparable period last year. Cost of sales as a percentage of sales decreased to 48.0% for the thirty-nine week period ended June 30, 2007 from 49.0% for the thirty-nine week period ended July 1, 2006. The absolute dollar increase in cost of sales was primarily due to increased volume associated with the higher net sales of $105.5 million discussed above, a $4.8 million charge, or 1.1% of net sales, that resulted from inventory purchase price accounting charges pertaining to the acquisitions of CDA and ATI and an increase in acquisition integration costs of approximately $1.1 million, or 0.3% of net sales, relating to recent acquisitions. The decrease in cost of sales as a percentage of sales was primarily due to favorable product mix on the increase in commercial aftermarket sales, and to a lesser extent, favorable fixed cost leverage on greater volume and continued productivity improvements.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $7.0 million, or 18.9%, to $44.1 million, or 10.4% of sales, for the thirty-nine week period ended June 30, 2007 from $37.1 million, or 11.6% of sales, for the comparable period last year. The prior year period included non-recurring costs of $6.2 million for a one-time special bonus and $2.6 million of costs associated with the initial public offering. These prior year costs were partially offset by a $3.8 million reversal of charges resulting from the termination of deferred compensation plans in the first quarter of fiscal 2006. The net reduction of prior year non operating activity of approximately $5.0 million, or 1.5% of net sales, was partially offset by an increase in selling and administrative costs associated with higher sales volume discussed above and $1.7 million, or 0.4% of net sales, of costs associated with the secondary offering.

Selling and administrative expenses as a percentage of net sales decreased to 10.4% for the thirty-nine week period ended June 30, 2007 compared to 11.6% for the prior year period due to the non-recurring charges recorded in the prior year period discussed above.

•

Amortization of Intangibles. Amortization of intangibles increased to $8.6 million for the thirty-nine week period ended June 30, 2007 from $4.7 million for the comparable period last year. The increase of $3.9 million was primarily due to the additional identifiable intangible assets recognized in connection with the acquisitions of CDA and ATI, of which $2.4 million related to order backlog amortization that is amortized over 12 months.

•

Interest Expense. Interest expense increased $7.6 million, or 13.0%, to $66.3 million for the thirty-nine week period ended June 30, 2007 from $58.7 million for the comparable period last year primarily the result of an increase in our outstanding borrowings of approximately $430 million related to the acquisition of ATI, partially offset by lower interest rates from the refinancing of our debt structure during June 2006. The Company’s weighted average level of outstanding borrowings increased to approximately $1.15 billion during the thirty-nine weeks ended June 30, 2007 from approximately $0.9 billion during the comparable period last year while the average interest rate decreased to approximately 7.6% during the thirty-nine week period ended June 30, 2007 from 8.5% for the comparable period last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 37.3% for the thirty-nine weeks ended June 30, 2007 compared to 29.0% for the thirty-nine week period ended July 1, 2006. The higher effective tax rate was primarily due to the adoption of a change in Texas tax law enacted in May 2006 resulting in a write-off of net deferred tax liabilities and an income tax benefit of $1.5 million, or 11.1% of the income before income taxes, recorded in the third quarter of fiscal 2006. Excluding the prior year impact of the change in Texas law, the effective tax rate decreased due to lower state and local taxes as a percentage of income before income taxes and an increase in the research and development tax credit.

•

Net Income. Net income increased $54.1 million, or 546.5%, to $64.0 million for the thirty-nine week period ended June 30, 2007 compared to net income of $9.9 million for the thirty-nine week period ended July 1, 2006, primarily as a result of the factors referred to above and the refinancing costs of $48.5 million recorded in the thirty-nine week period ended July 1, 2006.

Backlog

As of June 30, 2007, the Company estimated its sales order backlog at $339.1 million compared to an estimated $259.1 million as of July 1, 2006. This increase in backlog is due to the purchase orders acquired in connection with the acquisitions of ATI and CDA, discussed above, totaling approximately $53.5 million and an increase in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of June 30, 2007 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 30, 2007 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the thirty-nine week periods ended June 30, 2007 and July 1, 2006 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company generated $90.1 million of cash from operating activities during the thirty-nine week period ended June 30, 2007 compared to a use of $39.8 million during the thirty-nine week period ended July 1, 2006. The increase of $129.9 million was primarily due to (i) higher net income in the thirty-nine week period ended June 30, 2007, (ii) a decrease in interest payments of $71.7 million primarily due to the $62.7 million of interest paid in fiscal 2006 relating to the 12% senior unsecured promissory notes, (iii) the absence in 2007 of the distributions to participants in our deferred compensation plans totaling approximately $26.0 million in November 2005 (in connection with the distributions under the deferred compensation plans, our Board of Directors approved the termination of the plans during the first quarter of fiscal 2006), and (iv) the absence in 2007 of the payment in November 2005 of a one-time special bonus to certain members of management of $6.2 million.

Investing Activities. Cash used in investing activities was $483.1 million during fiscal 2007 consisting of the acquisitions of ATI for $430.3 million and CDA for $45.6 million discussed above and capital expenditures of $7.1 million. Cash used in investing activities was $32.7 million during fiscal 2006 consisting of capital expenditures for $5.6 million and the acquisitions of Sweeney and Electra-Motion for $27.2 million.

Financing Activities. Cash provided by financing activities during the thirty-nine week period ended June 30, 2007 was $451.9 million compared to cash used in financing activities of $9.6 million during the thirty-nine week period ended July 1, 2006. The cash provided by financing activities during fiscal 2007 consisted primarily of the proceeds received of $296.8 million, net of fees, from the issuance of additional 7 3/4% senior subordinated notes and additional term loans of $125.4 million, net of fees, to finance the acquisition of ATI and $29.7 million related to the exercise of stock options. The cash used in financing activities during fiscal 2006 of $9.6 million was primarily due to (i) the use of $3.0 million associated with the refinancing (see “Refinancing” below) and (ii) the repayment of the unsecured promissory notes of $200.0 million. The cash used in these financing activities in fiscal 2006 was partially offset by the proceeds from the TD Group loan facility of $193.8 million.

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

In connection with the acquisition of ATI, TransDigm Inc. entered into an amendment of that senior secured credit facility, which provides for, among other things, (i) an additional term loan of $130 million, (ii) a $50 million increase in the revolving credit facility (bringing the total available revolver to $200 million), and (iii) a $50 million increase in the uncommitted incremental loan facility to $300 million. At June 30, 2007, $198.4 million of the revolving credit facility was available.

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

Contractual Obligations

The following is a summary of the contractual cash obligations as of June 30, 2007 (in millions):

	2007(1)	2008	2009	2010	2011	2012 and thereafter	Total
Senior secured credit facility(2)	$—	$—	$—	$—	$—	$780.0	$780.0
7 3/4% senior subordinated notes due 2014	—	—	—	—	—	575.0	575.0
Scheduled interest payments (3)	37.4	103.1	103.1	102.6	102.6	224.4	673.2
Operating leases	0.7	2.9	2.8	2.3	1.9	3.7	14.3
TD Group Deferred Compensation Plan	—	—	5.9	—	—	—	5.9

Total Contractual Cash Obligations	$38.1	$106.0	$111.8	$104.9	$104.5	$1,583.1	$2,048.4

(1)	The contractual cash obligations are measured from June 30, 2007.
(2)	Our senior secured credit facility will mature on June 23, 2013 (in the case of the term loan facility) and June 23, 2012 (in the case of the revolving credit facility), and will not be subject to interim scheduled amortization. However, under the amended terms of our senior secured credit facility, commencing 90 days after the end of fiscal 2008 and each fiscal year thereafter, TransDigm Inc. is required to prepay outstanding term loans in a principal amount equal to 50% of Excess Cash Flow (as defined); provided that the amount of the prepayment will be reduced to 25% of Excess Cash Flow if the Consolidated Leverage Ratio (as defined) at the end of the applicable fiscal year is less than 5.00 to 1.00, but greater than 4.50 to 1.00, and TransDigm Inc. will not be required to prepay any of the term loan if the Consolidated Leverage Ratio as of the end of the applicable fiscal year is equal to or less than 4.50 to 1.00 or if the term loan achieves certain minimum credit ratings at the end of such fiscal year.
(3)	Assumes that the variable interest rate on our borrowings under our senior secured credit facility remains constant at 7.36%.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 during its first quarter of fiscal year 2007. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, the Company uses a September 30 measurement date for its defined benefit pension plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company’s adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company has not determined the impact, if any, that SFAS 157 will have on its consolidated financial position or results of operations.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently analyzing the expected impact of adoption of FIN 48 on its consolidated financial position and results of operations.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At June 30, 2007, we had borrowings under our senior secured credit facility of $780 million that were subject to interest rate risk. Borrowings under our senior secured credit facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month interest period chosen by the Company, in each case, plus an applicable margin percentage that varies based on the consolidated leverage ratio of TransDigm Inc. as of the relevant date of determination. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our senior secured credit facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our senior secured credit facility by approximately $7.8 million based on the amount of outstanding borrowings at June 30, 2007. The weighted average interest rate on the $780 million of borrowings under our senior secured credit facility on June 30, 2007 was 7.36%.

At June 30, 2007, we had an agreement in place to swap variable interest rates on our senior secured credit facility for fixed interest rates through June 23, 2009 for the notional amount of $187 million, which will decrease to $170 million on September 23, 2007 and to $150 million on September 23, 2008 through June 23, 2009. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At June 30, 2007, the fair value of the interest rate swap agreement was a liability of $1.2 million.

Because the interest rates on borrowings under our senior secured credit facility vary with market conditions, the amount of outstanding borrowings under our senior secured credit facility approximates the fair value of the indebtedness. The fair value of the $575 million aggregate principal amount of our 7 3/ 4% senior subordinated notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $580 million at June 30, 2007 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2007, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Internal Control Over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirty-nine week period ending June 30, 2007 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

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

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	August 10, 2007
W. Nicholas Howley

/s/ Gregory Rufus	Chief Financial Officer and Executive Vice President	August 10, 2007
Gregory Rufus	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2007

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.