Form 10-K
period 2007-09-30
TransDigm Group INC
filed 2007-11-21
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 30, 2007, based upon the last sale price of such voting and non-voting common stock on that date was $502,114,359.

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 47,183,271 as of November 1, 2007.

Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2008 Annual Meeting of Stockholders.

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

In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2007” or “fiscal 2007” means the period from October 1, 2006 to September 30, 2007.

PART I

ITEM 1.	BUSINESS

The Company

TransDigm Inc. was formed in July 1993 in connection with the acquisition of certain companies from IMO Industries Inc. TransDigm Group Incorporated (formerly known as TD Holding Corporation), or TD Group, was formed in July 2003 at the direction of Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus, to facilitate the acquisition of TransDigm Inc., or the Warburg Merger.

On March 20, 2006, certain stockholders of TD Group and certain members of our management sold an aggregate of approximately 12.6 million shares of TD Group common stock in an underwritten initial public offering, or the Initial Public Offering, at a price of $21.00 per share. TD Group did not offer any shares of common stock for sale in the Initial Public Offering and TD Group did not receive any of the proceeds from the sale of shares by the selling stockholders. As a result of the Initial Public Offering, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG.”

On May 25, 2007, certain of TD Group’s stockholders, including certain members of our management, sold an aggregate of 11.5 million shares of TD Group’s common stock in an underwritten public offering at a public offering price of $35.25 per share. As a result of this offering, TD Group is no longer a “controlled company” for the purposes of the NYSE listing requirements. TD Group did not sell any shares in the offering and did not receive any proceeds from the offering.

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, mechanical/electro-mechanical actuators and controls, gear pumps, engineered connectors, specialized valving, power conditioning devices, engineered latches and cockpit security devices, specialized AC/DC electric motors, lavatory hardware and components, hold-open rods and locking devices, aircraft audio systems, NiCad batteries/chargers, and specialized fluorescent lighting and cockpit displays. Each of these product offerings consists of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

We estimate that over 90% of our net sales for fiscal year 2007 were generated by proprietary products for which we own the design. In addition, for fiscal year 2007, we estimate that we generated approximately 75% of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold as original equipment on an aircraft, we generate net sales from recurring aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 30 years. We estimate that approximately 60% of our net sales in fiscal year 2007 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.

Products

We primarily design, produce and supply highly-engineered proprietary aerospace components (and limited system/subsystems) with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves based on engineering, service and manufacturing capabilities. We typically choose not to compete for non-proprietary “build to print” business because it frequently offers lower margins than proprietary products. We believe that our products have strong brand names within the industry and that we have a reputation for high quality, reliability and customer support.

Our business is well diversified due to the broad range of products that we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include: (1) ignition systems and components such as igniters, exciters and spark plugs used to start and spark turbine and reciprocating aircraft engines; (2) mechanical/electro-mechanical actuators and controls used in numerous actuation applications; (3) gear pumps used primarily in lubrication and fuel applications; (4) engineered connectors used in fuel, pneumatic and hydraulic applications; (5) specialized valving used in fuel, hydraulic and pneumatic applications; (6) power conditioning devices used to modify and control electrical power; (7) engineered latching and locking devices used in various bin, security and other applications; (8) specialized AC/DC electric motors and components used in various defense and commercial applications; (9) lavatory hardware and components; (10) rods and locking devices used primarily to hold open cowlings to allow access to engines for maintenance; (11) aircraft audio systems; (12) NiCad batteries/chargers used to provide starting and back-up power; (13) specialized fluorescent lighting; and (14) specialized cockpit displays.

Sales and Marketing

Consistent with our overall strategy, our sales and marketing organization is structured to continually develop technical solutions that meet customer needs. In particular, we attempt to focus on products and programs that will lead to high-margin, repeatable sales in the aftermarket.

We have structured our sales efforts along our major product offerings, assigning a product manager to certain products. Each product manager is expected to grow the sales and profitability of the products for which he is responsible and to achieve the targeted annual level of bookings, sales, new business and profitability for such products. The product managers are assisted by account managers and sales engineers who are responsible for covering major OEM and aftermarket accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers, to achieve total bookings and new business goals at each account, and, together with the product managers, to determine when additional resources are required at customer locations. Most of our sales personnel are compensated, in part, on their bookings and their ability to identify and obtain new business opportunities.

Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. We also use a number of distributors to provide logistical support as well as primary customer contact with certain smaller accounts. Our major distributors are Aviall, Inc. (a subsidiary of The Boeing Company) and Satair A/S.

Manufacturing and Engineering

We maintain eleven principal manufacturing facilities. Each manufacturing facility comprises manufacturing, distribution and engineering as well as administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate product profit and loss accounting, investing in equipment, tooling, and information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.

We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in Cost of Sales and in Selling and Administrative captions in our Statements of Income. Total engineering expense represents approximately 8% to 9% of our operating units’ costs, or approximately 4% to 5% of our net sales. Our proprietary products are designed by our engineering staff and are intended to serve the needs of the aircraft component industry, particularly through our new product initiatives. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers' tolerance and quality requirements.

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

Customers

Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2007, Boeing (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 16% of our net sales, and Honeywell International, Inc. accounted for approximately 11% of our net sales. Products supplied to many of our customers, including the two largest customers, are used on multiple platforms.

Active commercial production programs include the Boeing 737, 747, 767 and 777, the Airbus A300, A319/20/21 and A330/A340, the Bombardier CRJ’s and Challenger, the Embraer RJ’s, the Cessna Citation family, the Raytheon Premier and Hawker and most Gulfstream airframes. Military platforms include aircraft such as the Boeing C-17, F-15 and F-18, the Lockheed Martin C-130J and F-16, the Northrop Grumman E2C (Hawkeye), the Joint Strikefighter and the Blackhawk, Chinook and Apache helicopters. TransDigm has been awarded numerous contracts to develop engineered products for production on the Boeing 787 and Airbus A380 and A400M programs.

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

Competition

The niche markets within the aerospace industry that we serve are relatively fragmented and we face several competitors for many of the products and services we provide. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. Competitors in our product offerings range in size from divisions of large public corporations, which have significantly greater financial, technological and marketing resources than we do, to small privately-held entities, with only one or two components in their entire product portfolios.

We compete on the basis of engineering, manufacturing and marketing high quality products which we believe meet or exceed the performance and maintenance requirements of our customers, consistent and timely delivery, and superior customer service and support. The industry's stringent regulatory, certification and technical requirements, and the investments necessary in the development and certification of products, create barriers to entry for potential new competitors. So long as customers receive products that meet or exceed expectations and performance standards, we believe that they will have a reduced incentive to certify another supplier because of the cost and time of the technical design and testing certification process. In addition, we believe that concerns about safety and flight delays if products are unavailable or undependable make our customers continue long-term supplier relationships.

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

As described elsewhere in this report, five of our divisions and subsidiaries have been subject to a DOD Office of Inspector General review of our records for the purpose of determining whether the DOD’s various buying offices negotiated “fair and reasonable” prices for spare parts purchased from those five divisions and subsidiaries in fiscal years 2002 through 2004. For additional information regarding the details and status of the pricing review, please refer to “Risk Factors—Certain of our divisions and subsidiaries have been subject to a pricing review by the DOD Office of Inspector General” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Government Pricing Review.”

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

Backlog

As of September 30, 2007, we estimated our sales order backlog at $365.2 million compared to an estimated $251.3 million as of September 30, 2006. This increase in backlog is due to the acquisitions of the businesses of CDA InterCorp, or CDA, Aviation Technologies Inc., or ATI, and Bruce Industries, Inc., or Bruce Industries, totaling approximately $66.0 million and an increase in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of September 30, 2007 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of our receipt of purchase orders and the speed with which those orders are filled. Accordingly, our backlog as of September 30, 2007 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Our direct sales to foreign customers were approximately $143.0 million, $102.7 million, and $81.5 million for fiscal years 2007, 2006 and 2005, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

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

Employees

As of September 30, 2007, we had approximately 2,100 employees. Approximately 5% of our employees were represented by the United Steelworkers Union, approximately 4% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 4% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between us and these labor unions expire in April 2008, November 2008 and May 2009, respectively. We consider our relationship with our employees generally to be satisfactory.

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

Our business is directly affected by, among other factors, changes in revenue passenger miles, or RPMs, the size and age of the worldwide aircraft fleet and, to a lesser extent, changes in the profitability of the commercial airline industry. RPMs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, RPMs declined primarily as a result of increased security concerns among airline customers following the events of September 11, 2001. In addition to the events of September 11, 2001, in recent years, the airline industry has been severely affected by the downturn in the global economy, higher fuel prices, the Severe Acute Respiratory Syndrome, or SARS, epidemic and the conflicts in Afghanistan and Iraq. As a result of the substantial reduction in airline traffic resulting from these events, the airline industry incurred, and some in the industry continue to incur, large losses and financial difficulties. Some carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products.

Our sales to manufacturers of large aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.

Our sales to manufacturers of large commercial aircraft, which accounted for approximately 10% of our net sales in fiscal year 2007, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, downturns in the global economy and national and international events, such as the events of September 11, 2001. Prior downturns have adversely affected our net sales, gross margin and net income.

We rely heavily on certain customers for much of our sales.

Our two largest customers for fiscal year 2007 were Boeing (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) and Honeywell International Inc. These customers accounted for approximately 16% and 11%, respectively, of our net sales in fiscal year 2007. Our top ten customers for fiscal year 2007 accounted for approximately 51% of our net sales. In addition, during the second half of fiscal 2006, The Boeing Company acquired Aviall, Inc. During fiscal 2006, The Boeing Company accounted for approximately 7% of our net sales and Aviall, Inc. accounted for approximately 9% of our net sales. Therefore, Boeing’s acquisition of Aviall, Inc. increases our reliance on The Boeing Company as a customer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

We also have entered into multi-year, fixed-price contracts with some of our customers, pursuant to which we have agreed to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs of making these products. Sometimes we accept a fixed-price contract for a product that we have not yet produced, and this increases the risk of cost overruns or delays in the completion of the design and manufacturing of the product. Most of our contracts do not permit us to recover for increases in raw material prices, taxes or labor costs, although some contracts provide for renegotiation to address certain material adverse changes.

U.S. military spending is dependent upon the U.S. defense budget.

The U.S. Department of Defense, or the DOD, budget has generally increased for each fiscal year from fiscal 1997 to the budget for fiscal 2007, and, based on the Bush Administration’s current Future Year Defense Program, the DOD budget is expected to continue to increase modestly through fiscal 2010. However, future DOD budgets after fiscal 2007 could be negatively impacted by several factors, including, but not limited to, the U.S. Government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in Iraq and Afghanistan and possible political pressure to reduce U.S. Government military spending, each of which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures in the future could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.

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

Five of our divisions and subsidiaries have been the subject of a DOD Office of Inspector General review of our records for the purpose of determining whether the DOD’s various buying offices negotiated “fair and reasonable” prices for spare parts purchased from those divisions and subsidiaries during fiscal years 2002 through 2004. On April 19, 2006, the Inspector General issued its final report dated February 23, 2006 and made public a redacted version of the report. The report recommends (i) that the Defense Logistics Agency request that those five subsidiaries and divisions voluntarily refund, in the aggregate, approximately $2.6 million for allegedly overpriced parts and (ii) that Defense Logistics Agency contracting officers reevaluate their procedures for determining the reasonableness of pricing for sole source spare parts purchased from those divisions and subsidiaries and seek to develop Strategic Supplier Alliances with those divisions and subsidiaries.

Our position has been, and continues to be, that our pricing has been fair and reasonable and that there is no legal basis for the amount suggested as a refund by the Inspector General in its report. In response to the report, we offered reasons why we disagree with the Inspector General’s overall analysis and why computations related to the voluntary refund contained in the report fail to consider key data, such as actual historical sales. If the Defense Logistics Agency requests a voluntary refund from any of our divisions or subsidiaries, we would consider such a request under the circumstances existing at that time.

In February 2006, the Defense Logistics Agency made a request to initiate discussions regarding future pricing and developing an acquisition strategy that would mutually strengthen our business relationship with the Defense Logistics Agency. The parties have discussed future purchasing but negotiations regarding Strategic Supplier Alliances have not commenced, but will likely occur at a later date. As a result of those negotiations, it is possible that the divisions and subsidiaries subject to the pricing review will enter into Strategic Supplier Alliances with the Defense Logistics Agency. It is likely that in connection with any Strategic Supplier Alliance, the Defense Logistics Agency will seek prices for parts based on cost. It is also possible that the DOD may seek alternative sources of supply for such parts. The entry into Strategic Supplier Alliances or a decision by the DOD to pursue alternative sources of supply for parts we currently provide could reduce the amount of revenue we derive from, and the profitability of certain of our supply arrangements with, certain agencies and buying organizations for the U.S. Government.

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

Our substantial indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness, including the notes.

We have a significant amount of indebtedness. As of September 30, 2007, our total indebtedness was approximately $1,357.9 million (including premium received, net of amortization, in connection with the issuance of the original notes), which was approximately 73.6% of our total capitalization. In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2007, we had $198.4 million of unused commitments under our revolving loan facility. Although the senior secured credit facility, or the Senior Secured Credit Facility, and the indenture, or Indenture, governing the 7 3/4% senior subordinated notes, or the 7 3/4% Senior Subordinated Notes, contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

Our substantial indebtedness could have important consequences to investors. For example, it could:

•	increase our vulnerability to general economic downturns and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•

limit, along with the financial and other restrictive covenants contained in the documents governing our indebtedness, among other things, our ability to borrow additional funds, make investments and incur liens.

In addition, all of our debt under the Senior Secured Credit Facility, which includes a $780 million term loan facility and a revolving loan facility of $200 million, will bear interest at floating rates. Accordingly, in the event that interest rates increase, our debt service expense will also increase. In order to reduce the floating interest rate risk, the Company entered into an interest rate swap in June 2006 for fixed interest rates on $187 million of the Senior Secured Credit Facility. This interest rate swap decreased to $170 million on September 23, 2007 and will decrease to $150 million on September 23, 2008 through June 23, 2009.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the 7 3/4% Senior Subordinated Notes. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available to us under the Senior Secured Credit Facility or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on our indebtedness, including the 7 3/4% Senior Subordinated Notes and amounts borrowed under the Senior Secured Credit Facility, and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under the Senior Secured Credit Facility or otherwise in amounts sufficient to enable us to service our indebtedness, including the amounts borrowed under the Senior Secured Credit Facility and the 7 3/4% Senior Subordinated Notes, or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, the Indenture and the Senior Secured Credit Facility may restrict us from adopting any of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would otherwise adversely affect the 7 3/4% Senior Subordinated Notes.

The terms of the Senior Secured Credit Facility and the Indenture may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Senior Secured Credit Facility and the Indenture contain a number of restrictive covenants that impose significant operating and financial restrictions on TD Group, TransDigm Inc. and its subsidiaries (in the case of the Senior Secured Credit Facility) and TransDigm Inc. and its subsidiaries (in the case of the Indenture) and may limit their ability to engage in acts that may be in our long-term best interests. The Senior Secured Credit Facility and Indenture include covenants restricting, among other things, the ability of TD Group, TransDigm Inc. and its subsidiaries (in the case of the Senior Secured Credit Facility) and TransDigm Inc. and its subsidiaries (in the case of the Indenture) to:

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

A breach of any of these covenants could result in a default under the Senior Secured Credit Facility or the Indenture. If any such default occurs, the lenders under the Senior Secured Credit Facility and the holders of the 7 3/4% Senior Subordinated Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Senior Secured Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Senior Secured Credit Facility, the lenders under that facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 7 3/4% Senior Subordinated Notes. If the debt under the Senior Secured Credit Facility or the 7 3/4% Senior Subordinated Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

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

As of September 30, 2007, we had approximately 2,100 employees. Approximately 5% of our employees were represented by the United Steelworkers Union, approximately 4% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 4% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between us and these labor unions expire in April 2008, November 2008 and May 2009, respectively. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could materially and adversely affect our ability to provide products to our customers.

Our business is dependent on the availability of certain components and raw materials from suppliers.

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

Our operations and facilities are subject to a number of federal, state and local environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the handling, storage and disposal of hazardous materials and wastes, and the remediation of contamination. We could incur substantial costs, including clean-up costs, fines and sanctions and/or third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations.

Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be held liable for such costs related to a disposal or treatment site, regardless of whether the affected site is owned or operated by them. Contaminants have been detected at some of our present and former sites, principally in connection with historical operations, and investigations and/or clean-ups have been undertaken by us or by former owners of the sites. We also receive inquiries and notices of potential liability with respect to offsite disposal facilities from time to time. Although we are not aware of any sites for which material obligations exist, the discovery of additional contaminants, the imposition of additional clean-up obligations or the initiation of suits for personal injury or damages to property or natural resources could result in significant liability.

We intend to pursue future acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.

A significant portion of our growth has occurred through acquisitions. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms. In addition, we may not be able to raise the capital necessary to fund future acquisitions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect.

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

Our acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, license agreements and technology, were approximately $334.9 million at September 30, 2007, representing approximately 16.2% of our total assets. Goodwill recognized in accounting for the Warburg Merger and other recent acquisitions was approximately $1,247.9 million at September 30, 2007, representing approximately 60.5% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets and our goodwill were impaired within the meaning of applicable accounting regulations, we would be required to write-off the amount of any impairment.

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

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that we have designed, manufactured or serviced. While we maintain liability insurance to protect us from future products liability claims, in the event of product liability claims our insurers may attempt to deny coverage or any coverage we have may not be adequate. We also may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or for which third party indemnification is not available could result in significant liability to us.

In addition, a crash caused by one of our components could damage our reputation for quality products. We believe our customers consider safety and reliability as key criteria in selecting a provider of aircraft components. If a crash were to be caused by one of our components, or if we were to otherwise fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers may be materially adversely affected.

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

Warburg Pincus, through its control of TD Group, LLC, is deemed to beneficially own approximately 45% of our outstanding common stock as of November 1, 2007. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchase of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

As a result of Warburg Pincus’ significant ownership of TD Group, LLC and representation on our Board of Directors, Warburg Pincus will be able to influence the affairs and actions of our company, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interest of Warburg Pincus may differ from the interest of our other stockholders. For example, Warburg Pincus could oppose a third party offer to acquire us that you might consider attractive, and the third party may not be able or willing to proceed unless Warburg Pincus supports the offer. In addition, if our Board of

Directors supports a transaction requiring a vote of stockholders, Warburg Pincus is in a position to affect any required stockholder approval. In each of these cases and in similar situations, you may disagree with Warburg Pincus as to whether the action opposed or supported by Warburg Pincus is in the best interest of our stockholders.

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

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203. TD Group, LLC, Warburg Pincus and their affiliates do not constitute “interested stockholders” for the purposes of Section 203 of the Delaware General Corporation Law.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

TransDigm’s owned properties as of September 30, 2007 are as follows:

Location	Square Footage
Los Angeles, CA	131,000
Cleveland, OH	50,000
Painesville, OH	63,900
Waco, TX	218,800
Liberty, SC	219,000
Avenel, NJ	48,500
Deerfield, FL	20,000
Seattle, WA	78,000
Malaysia	24,800

The properties located in Los Angeles, Cleveland, Painesville, Waco, Liberty, Avenel and Seattle are subject to mortgages under our Senior Secured Credit Facility.

TransDigm’s leased properties as of September 30, 2007 are as follows:

Location	Square Footage
Fullerton, CA	100,000
Camarillo, CA	70,000
Gardena, CA	25,000
Cleveland, OH	7,100
Collegeville, PA	90,000
Bellevue, WA	18,000
Dayton, NV	144,000

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of TD Group.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We completed the Initial Public Offering on March 20, 2006 and a follow-on secondary offering on May 25, 2007. Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “TDG.” The following chart sets forth, for the periods indicated, the high and low sales prices of the common stock on the NYSE.

Quarterly Stock Prices

	High	Low
Fiscal 2006
For Quarter ended April 1, 2006	$26.20	$23.90
For Quarter ended July 1, 2006	26.73	21.42
For Quarter ended September 30, 2006	27.46	22.12

Fiscal 2007
For Quarter ended December 30, 2006	27.89	23.24
For Quarter ended March 31, 2007	37.22	25.15
For Quarter ended June 30, 2007	43.60	34.26
For Quarter ended September 30, 2007	47.45	34.41

Holders

We estimate that there were approximately 6,739 holders of record of our common stock as of November 1, 2007.

Dividends

There have been no cash dividends declared on any class of common equity of TD Group for the two most recent fiscal years.

We do not anticipate declaring or paying regular cash dividends on our common stock in the near future. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, and other factors deemed relevant by our board of directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our debt documents and may be limited by future debt or other agreements that we may enter into.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P 500 Index and the S&P SmallCap 600 Aerospace & Defense Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on March 15, 2006.

	3/06	9/06	9/07
TransDigm Group, Inc	100.00	101.33	189.67
S&P Smallcap 600	100.00	99.24	114.06
S&P SmallCap 600 Aerospace & Defense	100.00	89.68	139.70

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of TD Group or its predecessor for the fiscal years ended September 30, 2007, September 30, 2006, September 30, 2005 and September 30, 2004, the period from July 23, 2003 (date of formation) through September 30, 2003, and the period from October 1, 2002 through July 22, 2003, which have been derived from TD Group’s or its predecessor’s audited consolidated financial statements. The Company’s consolidated financial statements for the periods subsequent to the Warburg Merger (see “Business—The Company”) reflect a new basis of accounting incorporating the fair value adjustments made in recording the Warburg Merger while the periods prior to the Warburg Merger reflect the historical cost basis of the Company. Accordingly, the accompanying selected historical consolidated financial and other data as of dates and for periods prior to the Warburg Merger are labeled as “Predecessor.”

Separate historical financial information of TransDigm Inc. is not presented since the 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or material assets separate from its investment in TransDigm Inc.

On February 24, 2003, TransDigm (through MarathonNorco Aerospace, Inc., a subsidiary of TransDigm Inc.) acquired certain assets and assumed certain liabilities of Norco from TransTechnology Corporation. On July 9, 2004, TransDigm acquired the stock of Avionic Instruments, Inc. (“Avionic”). On December 31, 2004, TransDigm (through Skurka Aerospace Inc. (“Skurka”), a subsidiary of TransDigm Inc.) acquired certain assets and assumed certain liabilities of Skurka Engineering Company. On January 28, 2005, TransDigm acquired all of the outstanding capital stock of Fluid Regulators Corporation (“Fluid Regulators”), a wholly-owned subsidiary of Esterline Technologies Corporation. On June 30, 2005, TransDigm, through Skurka, acquired an aerospace motor product line from Eaton Corporation. On May 1, 2006, TransDigm, through Skurka, acquired certain assets and assumed certain liabilities of Electra-Motion, Inc. On June 12, 2006, TransDigm acquired all of the outstanding capital stock of Sweeney Engineering Corp. On October 3, 2006, TransDigm acquired all of the issued and outstanding capital stock of CDA InterCorp. On February 7, 2007, TransDigm completed the merger with Aviation Technologies, Inc., resulting in ATI becoming a wholly-owned subsidiary of TransDigm Inc. On August 10, 2007, TransDigm (through Bruce Aerospace, Inc. (“Bruce”), a subsidiary of TransDigm Inc.) acquired certain assets and assumed certain liabilities of Bruce Industries. All of the acquisitions were accounted for as purchases. The results of operations of the acquired businesses and a product line are included in TD Group’s consolidated financial statements from the date of each of the acquisitions.

We present below certain financial information based on our EBITDA and EBITDA As Defined. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and neither of these financial measures should be considered as an alternative to net income or operating cash flows determined in accordance with GAAP, and our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies. While we believe that the presentation of EBITDA and EBITDA As Defined will enhance an investor’s understanding of our operating performance, the use of EBITDA and EBITDA As Defined as analytical tools has limitations and you should not consider either of them in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with GAAP. For a reconciliation of EBITDA and EBITDA As Defined to net income and for a description of the manner in which management uses these non-GAAP financial measures to evaluate our business, the economic substance behind management’s decision to use these non-GAAP financial measures and the manner in which management compensates for these limitations and the reasons why management believes these non-GAAP financial measures provide useful information to investors, please refer to footnotes 8 and 9 below.

The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

						Predecessor
	Fiscal Years Ended September 30,				July 8, 2003 (Date of Formation) through September 30, 2003	October 1, 2002 through July 22, 2003
	2007	2006	2005	2004
	(in thousands, except per share amounts )
Statement of Operations Data:
Net Sales	$592,798	$435,164	$374,253	$300,703	$52,083	$241,185
Gross profit(1)	309,032	221,290	184,270	136,505	11,684	114,669
Operating expenses:
Selling and administrative	62,890	48,309	38,943	31,201	5,205	20,167
Amortization of intangibles	12,304	6,197	7,747	10,325	1,975	945
Refinancing costs	—	48,617	—	—	—	—
Merger expenses(2)	—	—	—	—	—	176,003

Operating income (loss)(1)	233,838	118,167	137,580	94,979	4,504	(82,446)
Interest expense, net	91,767	76,732	80,266	74,675	14,233	28,224

Income (loss) before income taxes	142,071	41,435	57,314	20,304	(9,729)	(110,670)
Provision (benefit) for income taxes	53,426	16,318	22,627	6,682	(3,970)	(40,701)

Net income (loss)	$88,645	$25,117	$34,687	$13,622	$(5,759)	$(69,969)

Net income (loss) available to common stockholders	$88,645	$25,117	$34,687	$13,622	$(5,759)	$(72,638)

Basic earnings (loss) per share computation:
Weighted-average common shares outstanding(3)	45,630	44,415	44,202	44,193	43,608	119.8

Net income (loss) per share(4)	$1.94	$0.57	$0.78	$0.31	$(0.13)	$(606.38)

Diluted earnings (loss) per share computation:
Weighted-average common shares outstanding(3)	48,542	47,181	46,544	46,300	43,608	119.8

Net income (loss) per share(5)	$1.83	$0.53	$0.75	$0.29	$(0.13)	$(606.38)

					Predecessor
	As of September 30,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(6)	$105,946	$61,217	$104,221	$48,498	$18,902
Marketable securities	—	—	—	50,601	—
Working capital	298,380	190,742	118,559	179,385	133,622
Total assets	2,061,053	1,416,712	1,427,748	1,345,912	1,315,395
Long-term debt, including current portion	1,357,854	925,000	889,846	892,788	894,997
Stockholders’ equity	487,551	363,041	333,107	297,412	283,551

						Predecessor
	Years Ended September 30,				July 8, 2003 (Date of Formation) through September 30, 2003	October 1, 2002 through July 22, 2003
	2007	2006	2005	2004
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$112,436	$3,058	$80,695	$111,139	$16,852	$(34,184)
Investing activities	(521,665)	(35,323)	(20,530)	(77,619)	(469,319)	(57,267)
Financing activities	453,958	(10,739)	(4,442)	(3,924)	471,369	82,450
Depreciation and amortization	23,952	16,111	16,956	18,303	3,333	6,355
Capital expenditures	10,258	8,350	7,960	5,416	968	4,241
Ratio of earnings to fixed charges(7)	2.5x	1.5x	1.7x	1.3x	—	—
Other Data:
EBITDA(8)	$257,790	$134,278	$154,536	$113,282	$7,837	$(76,091)
EBITDA, margin(9)	43.5%	30.9%	41.3%	37.7%	15.0%	(31.5)%
EBITDA As Defined(8)	$274,708	$194,437	$164,240	$139,084	$22,062	$102,306
EBITDA As Defined, margin(9)	46.3%	44.7%	43.9%	46.3%	42.4%	42.4%

(1)	Gross profit and operating income (loss) include the effect of charges relating to purchase accounting adjustments to inventory associated with the Warburg Merger and acquisition of various businesses and product line for the fiscal years ended September 30, 2007, 2006, 2005 and 2004, the period July 8, 2003 (date of formation) through September 30, 2003 and October 1, 2002 through July 22, 2003 (date of closing of the Warburg Merger) of $6,392,000, $200,000, $1,493,000, $18,471,000, $12,038,000, and $855,000, respectively.
(2)	One-time merger-related charges were incurred in connection with the Warburg Merger in July 2003.
(3)	The weighted-average common shares outstanding for the successor periods presented have been adjusted to give effect to the 149.6 for 1.00 stock split that occurred on March 14, 2006 in connection with the Initial Public Offering.
(4)	Net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the basic weighted average common shares outstanding.
(5)	Net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the diluted weighted-average common shares outstanding. However, stock options totaling 0.1 million outstanding at September 30, 2006, were excluded from the diluted earnings per share computation for fiscal 2006 due to the anti-dilutive effect of such options. Stock options totaling 7.3 million outstanding at September 30, 2003, were excluded from the diluted earnings per share computation for the period from July 8, 2003 (date of formation) through September 30, 2003 due to the anti-dilutive effect of such options.
(6)	On November 10, 2005, TransDigm Inc. paid a cash dividend of approximately $98.0 million to its then parent company, TransDigm Holding Company, and made bonus payments of approximately $6.2 million to certain members of our management. TransDigm Holding Company used all of the proceeds received from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group entered into the TD Group Loan Facility and used the net proceeds received from the borrowings thereunder of approximately $193.8 million, together with substantially all of the proceeds received from the dividend payment from TransDigm Holding Company, to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on its 12% senior unsecured promissory notes issued in connection with the Warburg Merger in July 2003, which payments in the aggregate were equal to approximately $262.7 million, and (ii) make certain distributions to members of our management who participated in our deferred compensation plans, which distributions in the aggregate were equal to approximately $26.0 million.
(7)

For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense. Earnings were insufficient by $9,729,000 and $110,670,000 to cover fixed charges for the period from July 8, 2003 (date of formation) through September 30, 2003 and the period from October 1, 2002 through July 22, 2003 (date of closing of the Warburg Merger), respectively.

(8)	EBITDA represents earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is a useful indicator of our operating performance. Our management believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to measure a company’s operating performance without regard to items such as interest and debt expense, income tax expense, and depreciation and amortization, which can vary substantially from company to company depending upon, among other things, accounting methods, book value of assets, capital structure and the method by which assets are acquired. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs, non-cash compensation and deferred compensation costs, certain non-recurring expenses incurred in connection with the Warburg Merger, one-time special bonus payments made to members of our management and certain acquisition earnout costs, and as more fully described below, for fiscal year ended September 30, 2007 and September 30, 2006, any and all expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges relating to our the refinancing in June 2006. Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs and the preparation of our annual budget and our financial projections. In addition, the revolving credit facility under the Senior Secured Credit Facility requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our Consolidated EBITDA (as defined therein). The Senior Secured Credit Facility defines Consolidated EBITDA in the same manner as how we defined EBITDA As Defined for the fiscal year ended September 30, 2007. This financial covenant is a material term of the Senior Secured Credit Facility as failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility (and, in turn, such an event of default could result in an event of default under the Indenture). In addition, our former senior secured credit facility required compliance, on a pro forma basis, with a leverage ratio, a fixed charge coverage ratio and an interest coverage ratio, all of which were measured based on our Consolidated EBITDA (as defined therein). The former senior secured credit facility defined Consolidated EBITDA in a manner equal to how we defined EBITDA As Defined for the periods presented prior to fiscal 2006, and such historical definition was substantially similar to the definition of Consolidated EBITDA under the Senior Secured Credit Facility, except that for purposes of computing Consolidated EBITDA under the Senior Secured Credit Facility, we are permitted to add back to net income any and all expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges related to the refinancing in June 2006.

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

(9)	The EBITDA margin represents the amount of EBITDA as a percentage of net sales. The EBITDA As Defined Margin represents the amount of EBITDA As Defined as a percentage of net sales.

The following is a reconciliation of EBITDA and EBITDA As Defined to net income:

						Predecessor
	Fiscal Years Ended September 30,				July 8, 2003 (Date of Formation) through September 30, 2003	October 1, 2002 through July 22, 2003
	2007	2006	2005	2004
	(in thousands)
Net income (loss)	$88,645	$25,117	$34,687	$13,622	$(5,759)	$(69,969)
Add:
Depreciation and amoritzation	23,952	16,111	16,956	18,303	3,333	6,355
Interest expense, net	91,767	76,732	80,266	74,675	14,233	28,224
Provision (benefit) for income taxes	53,426	16,318	22,627	6,682	(3,970)	(40,701)

EBITDA	257,790	134,278	154,536	113,282	7,837	(76,091)
Add:
Inventory purchase accounting adjustments(1)	6,392	200	1,493	18,471	12,038	855
Acquisition integration costs(2)	2,037	1,032	1,363	1,162	1,154	1,539
Non-cash compensation and deferred compensation costs(3)	5,482	988	6,698	6,169	1,033	—
Merger expenses(4)	—	—	—	—	—	176,003
One-time special bonus payments(5)	—	6,222	—	—	—	—
Acquisition earnout costs(6)	850	450	150	—	—	—
Refinancing costs(7)	—	48,617	—	—	—	—
Public offering costs(8)	1,691	2,650	—	—	—	—
Other(9)	466	—	—	—	—	—

EBITDA As Defined	$274,708	$194,437	$164,240	$139,084	$22,062	$102,306

(1)	Represents the portion of the purchase accounting adjustments to inventory associated with the Warburg Merger and to the acquisitions of various entities, businesses and a product line that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate various entities, businesses and a product line into the Company’s operations.
(3)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans. The amount reflected above for the fiscal year ended September 30, 2006 includes (i) a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two of our deferred compensation plans during such period and (ii) expense recognized by us under a new deferred compensation plan adopted by us during such period.
(4)	Represents one-time charges incurred in connection with the Warburg Merger in July 2003.
(5)	Represents the aggregate amount of one-time special bonuses paid on November 10, 2005 to members of management. On November 10, 2005, we entered into an amendment to our former senior secured credit facility pursuant to which the lenders thereunder agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.
(6)	Represents the amount recognized for the earnout payment to Howard Skurka pursuant to the terms of the retention agreement entered into with him in connection with Skurka’s acquisition of substantially all of the assets of Skurka Engineering Company in December 2004. Pursuant to the November 10, 2005 amendment to our former senior secured credit facility described above, the lenders thereunder agreed to exclude earnout payments and deferred purchase price payments made in connection with certain permitted acquisitions from the calculation of EBITDA As Defined.
(7)

Represents costs incurred in connection with the refinancing in June 2006, including the premium paid to redeem our 8 3/8% senior subordinated notes of $25.6 million, the write off of debt issue costs of $22.9 million, and other expenses of $0.1 million.

(8)	Represents costs and expenses incurred by TD Group related to the initial public offering in March 2006 or the secondary offering in May 2007.
(9)	Represents the write-down of certain property to its fair value that has been reclassified as held for sale in fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with “Selected Consolidated Financial Data” and TD Group’s consolidated financial statements and the related notes included elsewhere in this report. References to “TransDigm,” “the Company,” “we,” “us,” “our” and similar references refer to TD Group, TransDigm Inc. and TransDigm Inc.’s subsidiaries, unless the context otherwise indicates. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under the heading entitled “Risk Factors” included elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, mechanical/electro-mechanical actuators and controls, gear pumps, engineered connectors, specialized valving, power conditioning devices, engineered latches and cockpit security devices, specialized AC/DC electric motors, lavatory hardware and components, hold-open rods and locking devices, aircraft audio systems, NiCad batteries/chargers, and specialized fluorescent lighting and cockpit displays. Each of these product offerings consists of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For fiscal year 2007, we generated net sales of $592.8 million and net income of $88.6 million. In addition, for fiscal year 2007, our EBITDA was $257.8 million, or 43.5% of net sales, our EBITDA As Defined was $274.7 million, or 46.3% of net sales, and our capital expenditures were $10.3 million, or 1.7% of net sales. See “EBITDA and EBITDA As Defined” below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

We estimate that over 90% of our net sales for fiscal year 2007 were generated by proprietary products for which we own the design. These products are generally approved and certified by airframe manufacturers (who often certify only one manufacturer’s component design for a specific application on an aircraft), government agencies and/or the FAA and similar entities or agencies. In addition, for fiscal year 2007, we estimate that we generated approximately 75% of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold as original equipment on an aircraft, we generate net sales from recurring aftermarket consumption over the life of that aircraft. This installed base and our sole source provider position generate a long-term stream of aftermarket revenues over the estimated 30-year life of an individual aircraft. We estimate that approximately 60% of our net sales in fiscal year 2007 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to OEMs.

In fiscal year 2007, our top two customers accounted for approximately 27% of our net sales, and during this same period our top ten customers accounted for approximately 51% of our net sales. However, our components are ultimately used on a large, diverse installed base of aircraft and, therefore, we are not overly dependent on any single airframe produced by any of our customers or other ultimate end-users of our products. In the commercial aerospace sector, which generated approximately 73% of our net sales for fiscal year 2007, we sell to distributors of aftermarket components, as well as directly to commercial airlines, aircraft maintenance facilities, systems suppliers, and aircraft and engine OEMs. In addition, for fiscal year 2007, approximately 24% of our net sales were attributable to the defense aerospace sector. Net sales to the defense sector are generated primarily through sales to the United States and foreign militaries, brokers, distributors and defense OEMs. The remaining portion of our net sales in fiscal year 2007, or approximately 3% of our net sales during this period, were derived from industries with similar niche engineered product characteristics such as the mining and power generation industries.

Public Offerings

On May 25, 2007, certain of TD Group’s stockholders, including certain members of our management, sold an aggregate of 11.5 million shares of TD Group’s common stock in an underwritten public offering at a public offering price of $35.25 per share. As a result of this offering, TD Group is no longer a “controlled company” for the purposes of the NYSE listing requirements. TD Group did not sell any shares in the offering and did not receive any proceeds from the offering.

On March 20, 2006, certain stockholders of TD Group and certain members of our management sold an aggregate of approximately 12. 6 million shares of TD Group’s common stock in the Initial Public Offering at a price of $21.00 per share. TD Group did not offer any shares of its common stock for sale in the Initial Public Offering and TD Group did not receive any of the proceeds from the sale of such shares by the selling stockholders. As a result of the Initial Public Offering, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG.”

Certain Acquisitions

Bruce Acquisition

On August 10, 2007, pursuant to an asset purchase agreement among TransDigm Inc., Bruce Industries and the shareholders of Bruce Industries, Bruce Aerospace, Inc., a newly formed wholly-owned subsidiary of TransDigm Inc., acquired certain assets and assumed certain liabilities of Bruce Industries for approximately $35.6 million in cash. Bruce designs and manufactures specialized fluorescent lighting used in the aircraft industry. The proprietary nature, established positions, and aftermarket content fit well with our overall business direction.

ATI Acquisition

On February 7, 2007, TransDigm Inc. acquired all of the outstanding capital stock of Aviation Technologies, Inc. (“ATI”) for $430.1 million in cash. ATI consists of two primary operating units that service the commercial and military aerospace markets—Avtech Corporation (“Avtech”) and Transicoil LLC (which, together with Transicoil (Malaysia) Sendirian Berhad is referred to as “ADS/Transicoil”). Avtech is a leading supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a leading supplier of displays, clocks, brushless motors and related components and instruments. Through Avtech and ADS/Transicoil, ATI manufactures proprietary products for the aerospace industry with broad platform positions and high aftermarket content, all of which fit well with TransDigm’s overall direction.

The purchase price consideration and costs associated with the acquisition of $430.1 million were funded through additional borrowings under our Senior Secured Credit Facility of $125.4 million (net of fees of $4.6 million), the proceeds from the issuance by TransDigm Inc. of additional 7 3/4% Senior Subordinated Notes of $296.5 (net of fees of $6.5 million) and the use of $8.2 million of our available cash balances.

Mr. W. Nicholas Howley, Chairman and Chief Executive Officer of TD Group, and Mr. Douglas Peacock, a director of TD Group, each indirectly owned less than one-half of 1% of ATI’s outstanding equity on a fully diluted basis. In addition, prior to the acquisition, Mr. Howley and Mr. Peacock were directors of ATI commencing in 2003, and Mr. Peacock served as ATI’s Chairman from 2003 through February 2007.

CDA Acquisition

On October 3, 2006, TransDigm Inc. acquired all of the issued and outstanding capital stock of CDA for an aggregate purchase price of $45.7 million in cash. CDA designs and manufactures specialized controllable drive actuators, motors, transducers and gearing. CDA’s products are used on a range of defense, space and commercial aircraft applications. The proprietary nature, established positions and aftermarket content of CDA’s products fit well with our overall business direction.

Sweeney Acquisition

On June 12, 2006, TransDigm Inc. acquired all of the outstanding capital stock of Sweeney Engineering Corp. (“Sweeney”) for approximately $25.4 million in cash. Sweeney designs and manufactures specialized aerospace valving used primarily in fuel, environmental control and de-icing applications. Sweeney's products are used on a range of defense and commercial aircraft applications. Sweeney’s product characteristics and market position fit well with our existing valving business. The acquired business was consolidated into our AeroControlex business in Painesville, Ohio during the first quarter of fiscal 2007.

Electra-Motion Acquisition

On May 1, 2006, Skurka, our wholly-owned subsidiary, acquired certain assets and assumed certain liabilities of Electra-Motion. The acquired business designs and manufactures specialized AC/DC motors for a broad range of aerospace applications. The acquired business was consolidated into Skurka’s existing aerospace motor business in Camarillo, California during fiscal 2006.

EBITDA and EBITDA As Defined

The following table sets forth the calculation of EBITDA and EBITDA As Defined.

	Fiscal Years Ended September 30,
	2007	2006
	(in millions)
Net Income	$88.6	$25.1
Adjustments:
Depreciation and amortization expense	24.0	16.1
Interest expense, net	91.8	76.8
Income tax provision	53.4	16.3

EBITDA(1)	257.8	134.3
Adjustments:
Acquisition related costs(2)	9.3	1.6
Non-cash compensation and deferred compensation costs(3)	5.5	1.0
One-time special bonus(4)	—	6.2
Refinancing costs(5)	—	48.6
Public offering costs(6)	1.7	2.7
Other(7)	0.4	—

EBITDA As Defined(8)(9)	$274.7	$194.4

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization.
(2)	Represents costs incurred to integrate acquired businesses into TD Group’s operations, purchase accounting adjustments to inventory that were charged to cost of sales when the inventory was sold and acquisition earnout costs. The amount recognized for the earnout payments to Howard Skurka are pursuant to the terms of the retention agreement entered into with him in connection with our acquisition of substantially all of the assets of Skurka in December 2004.
(3)	Represents the expenses recognized by the Company under our stock option and deferred compensation plans. The amount reflected above for fiscal 2006 includes (i) a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two of our deferred compensation plans during fiscal 2006, and (ii) expense recognized by us under a new deferred compensation plan adopted by us in December 2005.
(4)	Represents the aggregate amount of one-time special bonuses paid on November 10, 2005 to certain members of management.
(5)

Represents costs associated with refinancing the debt structure of TD Group in fiscal 2006, including the premium of $25.6 million paid to redeem our 8 3/8% senior subordinated notes, the write off of debt issue costs of $22.9 million, and other expenses of $0.1 million.

(6)	Represents costs and expenses incurred by TD Group related to the initial public offering in March 2006 or the secondary offering in May 2007.
(7)	Represents the write-down of certain property to its fair value that has been reclassified as held for sale in fiscal 2007.
(8)

EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs, non-cash compensation and deferred compensation costs, one-time special bonus payments made to members of our management and certain acquisition earnout costs, and expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges relating to the refinancing in June 2006. Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs and the preparation of our annual budget and our financial projections. In addition, the revolving credit facility under the Senior Secured Credit Facility requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our Consolidated EBITDA (as defined therein).

The Senior Secured Credit Facility defines Consolidated EBITDA in a manner equal to how we defined EBITDA As Defined for the fiscal year ended September 30, 2007. This financial covenant is a material term of the Senior Secured Credit Facility as failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility under the Senior Secured Credit Facility (and, in turn, such an event of default could result in an event of default under the Indenture). In addition, our former senior secured credit facility required compliance, on a pro forma basis, with a leverage ratio, a fixed charge coverage ratio and an interest coverage ratio, all of which were measured based on our Consolidated EBITDA (as defined therein). The former senior secured credit facility defined Consolidated EBITDA in a manner equal to how we defined EBITDA As Defined for the periods presented prior to fiscal 2006, and such historical definition was substantially similar to the definition of Consolidated EBITDA under the Senior Secured Credit Facility, except that for purposes of computing Consolidated EBITDA under the Senior Secured Credit Facility, we are permitted to add back to net income, any and all expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges related to the refinancing in June 2006.

(9)	Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of EBITDA and EBITDA As Defined as an analytical tool has limitations, and you should not consider either of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

•	neither EBITDA nor EBITDA As Defined reflects the significant interest expense, or the cash requirements necessary to service interest payments, on our indebtedness;

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

Trend Information

The commercial aerospace industry is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry suffered after the events of September 11, 2001 and the subsequent downturn in the global economy, the SARS epidemic and, more recently, from rising fuel prices and the conflicts in the Middle East. Recently, the industry has shown strength with increases in RPMs, as well as OEM production and backlog. Rising fuel prices, conflicts in the Middle East, and the risk of additional terrorist activity have tempered the recovery somewhat.

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

There is industry consensus that conditions in the commercial transport market sector has improved recently. We are experiencing increased activity in the large commercial OEM sector (aircraft with 100 or more seats) driven by order announcements by The Boeing Company and Airbus S.A.S. The business jet OEM sector has also shown increased activity driven by the overall recovery of the economy. We expect this level of activity to continue in the near future.

RPMs have surpassed the pre-September 11, 2001 level, and absent any disruptive events, we are hopeful our aftermarket business will continue to follow this trend.

In recent years, defense spending has reached historic highs, due in part to the military engagements in Afghanistan and Iraq and the war on terrorism. The military business showed some modest gains from the prior year. Our military business fluctuates from year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. We anticipate that military related sales of our types of products will experience modest growth over the current high levels.

The aerospace industry is cyclical and fragmented. There are many short-term factors (including inventory corrections, unannounced changes in order patterns and mergers and acquisitions) that can cause short-term disruptions in our quarterly shipment patterns as compared to previous quarters and the same periods in prior years. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discreet short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons.

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

Government Pricing Review

Certain parts sold by five of our divisions and subsidiaries to the Department of Defense (“DOD”) through various buying agencies of the Defense Logistics Agency have been the subject of a pricing review by the DOD Office of Inspector General. The pricing review examined whether the various buying offices within the Defense Logistics Agency had negotiated “fair and reasonable” prices for certain sole source spare parts purchased from those divisions and subsidiaries during fiscal years 2002 through 2004. On February 28, 2006, we received a copy of the Inspector General’s final report dated February 23, 2006, and on April 19, 2006, a redacted version of such report was made publicly available. The report recommends, among other things, that the Defense Logistics Agency contracting officers reevaluate their procedures for determining the reasonableness of pricing for sole source spare parts purchased from those divisions and subsidiaries and seek to develop Strategic Supplier Alliances with those divisions and subsidiaries.

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

The Company’s position has been, and continues to be, that our pricing has been fair and reasonable and that there is no legal basis for the amount suggested as a refund by the Inspector General in its report. In response to the report, we offered reasons why we disagree with the Inspector General’s overall analysis. The Defense Logistics Agency requested additional information from the Company and the Company’s position on the voluntary refund. The Company responded to such request.

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

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies throughout the Company’s operations, ranging from 90 days to five years. In addition, certain contracts with distributors contain right of return provisions. The Company accrues for estimated returns and warranty claims based on knowledge of product performance issues and excess inventories provided by its customers and industry sources. The Company also provides a general amount based on historical results. Historically, actual product returns and warranty claims have not differed materially from the estimates originally established.

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

Intangible Assets: Mergers and acquisitions have resulted in significant amounts of identifiable intangible assets and goodwill. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement No. 142,

“Goodwill and Other Intangible Assets” (“SFAS 142”), are reviewed at least annually for impairment based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry and Company specific data. The profit margin assumptions included in the plans are projected based on the current cost structure and anticipated cost changes. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and the recognition of an impairment loss might be required. Intangible assets, such as goodwill, trademarks and trade names that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives.

Stock Options and Deferred Compensation Plans: The Company accounts for the cost of its stock options under the provisions of SFAS No. 123R, “Share-Based Payment”, which requires the measurement of compensation expense under the stock option plan to be based on the fair value of the awards under the plan on the grant dates and amortizes the expense over the options’ vesting periods. In addition, the Company accounts for the cost of the deferred compensation plans of TD Group in accordance with Opinion No. 12 of the Accounting Principles Board, which requires the cost of deferred compensation arrangements to be accrued over the service period of the related employees in a systematic and rational manner.

Purchase accounting: The Warburg Merger and our other acquisitions are accounted for using the purchase method. Accordingly, fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in its consolidated financial statements from the effective date of the merger or acquisition. We generally use third-party appraisals to assist us in determining the fair value adjustments.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales, (amounts in thousands):

	Fiscal Years Ended
	2007	2007 % of Sales	2006	2006 % of Sales	2005	2005 % of Sales
Net sales	$592,798	100%	$435,164	100%	$374,253	100%
Cost of sales	283,766	48	213,874	49	189,983	51
Selling and administrative	62,890	11	48,309	11	38,943	10
Amortization of intangibles	12,304	2	6,197	2	7,747	2
Refinancing costs	—	—	48,617	11	—	—

Income from operations	233,838	39	118,167	27	137,580	37
Interest expense, net	91,767	15	76,732	17	80,266	22
Income tax provision	53,426	9	16,318	4	22,627	6

Net income	$88,645	15%	$25,117	6%	$34,687	9%

Fiscal year ended September 30, 2007 compared with fiscal year ended September 30, 2006

Net Sales. Net sales increased by $157.6 million, or 36.2%, to $592.8 million for fiscal year 2007 from $435.2 million for fiscal year 2006. Sales growth excluding acquisitions was $61.5 million and represented a 14.1% increase over the prior year. The organic sales growth was primarily due to: (i) an increase of $34.9 million of commercial aftermarket sales resulting from the strong underlying demand in the worldwide commercial aerospace market and the strength of our proprietary products and market position; (ii) an increase of $14.3 million of commercial OEM sales primarily resulting from the increase in the business jet market; and (iii) an increase of $11.8 million of military sales. The remaining $96.1 million increase resulted from the acquisitions of the businesses of CDA, ATI, and Bruce Industries in fiscal 2007 and businesses of Electra-Motion and Sweeney in fiscal 2006.

Cost of Sales. Cost of sales increased by $69.9 million, or 32.7%, to $283.8 million for fiscal year 2007 from $213.9 from fiscal year 2006. Cost of sales as a percentage of sales decreased approximately 1.2 percentage points to 47.9% for fiscal year 2007 from 49.1% for fiscal year 2006. The absolute dollar increase in cost of sales was primarily due to increased volume associated with the higher net sales of $157.6 million discussed above, a $6.4 million charge, or 1.1% of net sales, that resulted from inventory purchase price accounting charges pertaining to the acquisitions of the businesses of CDA, ATI and Bruce Industries and an increase in acquisition integration costs of approximately $1.0 million relating to recent acquisitions. The decrease in cost of sales as a percentage of sales was primarily due to favorable product mix on the increase in commercial aftermarket sales, productivity improvements and to a lesser extent, favorable fixed cost leverage on greater volume.

Selling and Administrative Expenses. Selling and administrative expenses increased by $14.6 million or 30.2%, to $62.9 million for fiscal year 2007 from $48.3 million for fiscal year 2006. The prior year period included non-recurring costs of $6.2 million for a one-time special bonus and $2.7 million of costs associated with the initial public offering. These prior year costs were partially offset by a $3.8 million reversal of charges resulting from the termination of two deferred compensation plans in fiscal 2006. The net reduction of prior year non operating activity of approximately $5.1 million, or 1.2% of prior year net sales, was partially offset by an increase in selling and administrative costs associated with higher sales volume discussed above, higher research and development costs of $5.8 million, or 1.0% of net sales, relating to the Boeing 787 and other new programs and $1.7 million, or 0.3% of net sales, of costs associated with the secondary offering.

Selling and administrative expenses as a percentage of net sales decreased to 10.6% for fiscal year 2007 from 11.1% for the comparable period last year, primarily due to the factors described above.

Amortization of Intangibles. Amortization of intangibles increased by $6.1 million to $12.3 million for fiscal year 2007 from $6.2 million for fiscal year 2006. The increase was primarily due to the additional identifiable intangible assets recognized in connection with the acquisitions of the businesses of CDA, ATI and Bruce Industries, of which $3.6 million related to order backlog amortization that is typically amortized over 12 months.

Refinancing Costs. Refinancing costs represented a one-time charge that was recorded in June 2006 as a result of the refinancing of TransDigm’s entire debt structure. The charge of $48.6 million consisted of the premium of $25.6 million paid to redeem our 8 3/8% senior subordinated notes and the write-off of $22.9 million of debt issue costs associated with our former senior credit facility, our 8 3/8% senior subordinated notes and the TD Group Loan Facility and other expenses of $0.1 million.

Income from Operations. Operating income increased by $115.6 million, or 97.9%, to $233.8 million for fiscal year 2007 from $118.2 million for fiscal year 2006, primarily due to higher sales, the refinancing costs of $48.6 million recorded in fiscal 2006, and other factors described above.

Interest Expense. Interest expense increased $15.1 million, or 19.6%, to $91.8 million for fiscal year 2007 from $76.7 million for fiscal year 2006. The net increase was primarily the result of an increase of our outstanding borrowings of approximately $430 million related to the acquisition of ATI in February 2007, partially offset by lower interest rates from the refinancing of our debt structure during June 2006. The Company’s weighted average level of outstanding borrowings increased to approximately $1.2 billion during fiscal 2007 from approximately $904 million during fiscal 2006, while the average interest rate decreased to 7.6% during fiscal 2007 from 8.2% during fiscal 2006 (see “Liquidity and Capital Resources” below).

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 37.6% for fiscal year 2007 compared to 39.4% for fiscal year 2006. The lower effective tax rate was primarily due to lower state and local taxes as a percentage of income before income taxes and a decrease in nondeductible public offering expenses. These reductions were partially offset by an income tax benefit of $1.5 million, or 3.8% of the income before income taxes, recorded in fiscal 2006 resulting from the adoption of a change in Texas tax law enacted in May 2006.

Net Income. Net income increased $63.5 million, or 253%, to $88.6 million for fiscal year 2007 compared to $25.1 million for fiscal year 2006, primarily as a result of the refinancing in fiscal 2006 and other factors referred to above.

Fiscal year ended September 30, 2006 compared with fiscal year ended September 30, 2005

Net Sales. Net sales increased by $60.9 million, or 16.3%, to $435.2 million for fiscal year 2006 from $374.3 million for fiscal year 2005. Sales growth excluding acquisitions was $40.0 million and represented a 10.7% increase over the prior year. The organic sales growth was primarily due to: (i) an increase of $20.9 million of commercial aftermarket sales resulting from the continuing recovery in the commercial aerospace market and the strength of our proprietary products and market position, as well as new business initiatives; and (ii) an increase of $17.2 million of commercial OEM sales primarily resulting from the increase in production rates for The Boeing Company and Airbus S.A.S. and related OEM system suppliers as well as the business jet market. Partially offsetting the increase in organic sales was a slight decrease in military sales. The remaining $20.9 million increase resulted from the acquisitions of the businesses of Skurka, Fluid Regulators, and a motor product line in fiscal 2005 and the businesses of Electra-Motion and Sweeney in fiscal 2006.

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

Selling and Administrative Expenses. Selling and administrative expenses increased by $9.4 million or 24.1%, to $48.3 million for fiscal year 2006 from $38.9 million for fiscal year 2005. The increase was due to (i) a one-time special bonus of $6.2 million, or 1.4% of net sales, paid to certain members of management, (ii) the costs associated with higher net sales discussed above, and (iii) Initial Public Offing costs of $2.7 million, or 0.6% of net sales. These increases were partially offset by (i) reversal of previously recorded charges of $3.8 million, or 0.9% of net sales, resulting from the termination in fiscal 2006 of the Rollover Deferred Compensation Plan and Management Deferred Compensation Plan, and (ii) the decrease of $3.2 million due to lower compensation expense recorded under the new management deferred compensation plan adopted in December 2005.

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

Backlog

As of September 30, 2007, the Company estimated its sales order backlog at $365.2 million compared to an estimated sales order backlog of $251.3 million as of September 30, 2006. This increase in backlog of $113.9 million is due in part to the acquisitions of the businesses of CDA, ATI and Bruce Industries discussed above totaling approximately $66.0 million. The balance of the increase in sales order backlog is due to increases in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of September 30, 2007 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2007 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Our direct sales to foreign customers were approximately $143.0 million, $102.7 million, and $81.5 million for fiscal years 2007, 2006 and 2005, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2007, 2006 and 2005 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company generated $112.4 million of cash from operating activities during fiscal 2007 compared to $3.1 million generated during fiscal 2006. The increase of $109.3 million is primarily due to (i) the absence in 2007 of the $62.7 million of interest paid in fiscal 2006 relating to the 12% senior unsecured promissory notes, (ii) the absence in 2007 of the distributions to participants in our deferred compensation plans totaling approximately $26.0 million in November 2005 (in connection with the distributions under the deferred compensation plans, our Board of Directors approved the termination of the plans during the first quarter of fiscal 2006), (iii) the absence in 2007 of the payment in November 2005 of a one-time special bonus to certain members of management of $6.2 million, and (iv) the increase in operating cash flows from higher sales and other factors.

We generated $3.1 million of cash from operating activities during fiscal 2006 compared to $80.7 million generated during fiscal 2005. The decrease of $77.6 million is primarily due to (i) the payment of accrued interest of $62.7 million relating to the 12% senior unsecured promissory notes and $12.3 million relating to the TD Group Loan Facility, (ii) the distributions to participants in our deferred compensation plans totaling approximately $26.0 million in November 2005, and (iii) the payment of a one-time special bonus to certain members of management of $6.2 million. These decreases are partially offset by a $29.6 million increase in operating cash flows as a result of an increase in net sales and other factors.

Investing Activities. Cash used in investing activities increased to $521.7 million during fiscal 2007 consisting of the acquisitions of the businesses of ATI for $430.1 million, CDA for $45.7 million and Bruce Industries for $35.6 million discussed above and capital expenditures of $10.3 million. Cash used in investing activities was $35.3 million during fiscal 2006 consisting of the acquisitions of the businesses of Sweeney and Electra-Motion for $27.0 million and capital expenditures of $8.3 million.

The cash used in fiscal year 2005 was primarily for (i) the acquisitions of the businesses of Skurka, Fluid Regulators and the motor product line for $63.2 million, offset by the sale of marketable securities (net of purchases) of $50.6 million, and (ii) capital expenditures of $8.0 million.

Financing Activities. Cash provided by financing activities during fiscal 2007 was $454.0 million compared to cash used in financing activities of $10.7 million in fiscal 2006. The cash provided by financing activities during fiscal 2007 consisted of the proceeds received of $296.5 million, net of fees, from the issuance of additional 7 3/4% senior subordinated notes and additional term loans of $125.4 million, net of fees, to finance the acquisition of ATI and $32.1 million related to the exercise of stock options.

The cash used in financing activities during fiscal 2006 of $10.7 million was primarily due to (i) the use of $5.9 million associated with the refinancing in June 2006, and (ii) the repayment of the unsecured promissory notes of $200.0 million. The cash used in these financing activities in June 2006 was partially offset by the proceeds from TD Group loan facility of $193.8 million and $1.4 million related to exercise of stock options.

The Company used $4.4 million of cash from financing activities during fiscal year 2005 primarily for the repayment of term loans and a license agreement.

Refinancing and Description of Current Senior Secured Credit Facility and Indenture

In June 2006 TransDigm refinanced its entire debt structure. In connection with the refinancing, TransDigm Inc. obtained a new senior secured credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consisted of a $650 million term loan facility, which was fully drawn at closing, and a $150 million revolving loan facility. In addition, under the terms of the Senior Secured Credit Facility, TransDigm Inc. had the right to request (but no lender was committed to provide) additional term loans of up to $250 million, subject to the satisfaction of customary conditions, including pro forma compliance with the financial covenant contained in the Senior Secured Credit Facility after giving effect to any such incremental term loan borrowings.

In connection with the acquisition of ATI in February 2007, TransDigm Inc. entered into an amendment of the Senior Secured Credit Facility, which provides for, among other things, (i) an additional term loan of $130 million, (ii) a $50 million increase in the revolving credit facility (bringing the total available revolver to $200 million), and (iii) a $50 million increase in the uncommitted incremental loan facility to $300 million. At September 30, 2007, $198.4 million of the revolving credit facility was available.

The term loan facility, including the additional borrowings in February 2007, will mature in June 2013 and will not be subject to interim scheduled amortization, but will be subject to certain prepayments requirements. Subject to exceptions, commencing 90 days after the end of fiscal year 2008, TransDigm Inc. will be obligated to make mandatory prepayments of the term loans based on certain percentages of excess cash flows. In addition, subject to exceptions (including reinvestment in productive assets), TransDigm Inc. will be required to offer to prepay the term loans with the net proceeds of certain asset sales. The revolving loan facility will mature and the commitments thereunder will terminate in June 2012.

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

The interest rates per annum applicable to loans, other than swingline loans, under the Senior Secured Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent available to each lender, nine or twelve month) interest periods chosen by TransDigm Inc., in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse’s prime rate or (2) 50 basis points over the weighted average rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan as adjusted for the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve. The applicable margin percentage is a percentage per annum equal to (1) 1.00% for alternate base rate term loans, (2) 2.00% for adjusted LIBO rate term loans, (3) in the case of alternate base rate revolving loans and adjusted LIBO rate revolving loans, a percentage which varies based on the consolidated leverage ratio of TransDigm Inc. as of the relevant date of determination.

TransDigm Inc. entered into a three year interest rate swap in June 2006 with Credit Suisse for an initial notional amount of $187 million at a fixed rate of 7.63%. The notional amount decreased to $170 million on September 23, 2007 and will decrease to $150 million on September 23, 2008.

In connection with the refinancing, TransDigm Inc. also issued $275 million aggregate principal amount of 7 3/4% senior subordinated notes (“7 3/4% Senior Subordinated Notes”). In connection with the acquisition of ATI, TransDigm Inc. issued an additional $300 million aggregate principal amount of 7 3/4% Senior Subordinated Notes under the Indenture dated as of June 23, 2006.

Such notes do not require principal payments prior to their maturity in July 2014. The notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by TransDigm Group and all of our existing domestic subsidiaries.

Upon the closing of the refinancing in June 2006, the entire term loan facility, together with the net proceeds from the $275 million 7 3/4% Senior Subordinated Notes and a portion of our existing cash balances, was drawn to fund (i) the repayment of the entire $288.4 million of principal amount outstanding under the former senior secured credit facility, (ii) the repayment of the entire $200 million of principal amount outstanding under the TD Group’s former loan facility, (iii) the purchase of substantially all of the $400 million of aggregate principal amount of our 8 3/4% senior subordinated notes that were tendered in connection with our tender offer for such notes, (iv) the payment of accrued and unpaid interest on all such indebtedness, and (v) the payment of premiums and transaction expenses associated therewith.

Upon the closing of the ATI acquisition, the additional term loan of $130 million, together with the net proceeds from the $300 million from the additional 7 3/4% Senior Subordinated Notes and a portion of our cash balances, was drawn to fund the approximately $430 million purchase price of ATI.

Former TD Group Loan Facility

On November 10, 2005, certain lenders made loans to TD Group in an aggregate principal amount of $200 million, and on such date and after giving effect to the fees and expenses paid in connection with the consummation of such transactions, TD Group received aggregate net proceeds of approximately $193.8 million. On November 10, 2005, TD Group used the net proceeds received from TD Group’s loan facility, or the TD Group Loan Facility, together with substantially all of the proceeds received from the dividend payment of approximately $98.0 million from the then parent company of TransDigm Inc., TransDigm Holding Company, to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on the 12% senior unsecured promissory notes, with all such payments totaling approximately $262.7 million, and (ii) make certain distributions under the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan, with the aggregate distributions that were made under such deferred compensation plans totaling approximately $26.0 million.

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

Former 12% Senior Unsecured Promissory Notes

In connection with the Warburg Merger, TD Group issued the senior unsecured promissory notes, or the 12% senior unsecured promissory notes, in an aggregate principal amount of approximately $200 million. The 12% senior unsecured promissory notes were unsecured and were not guaranteed by any of TD Group’s direct or indirect subsidiaries, including TransDigm Inc. The 12% senior unsecured promissory notes were scheduled to mature in July 2008. The principal amount of the indebtedness outstanding under the 12% senior unsecured promissory notes was not amortized and, therefore, the entire balance thereof was payable upon maturity in July 2008, subject to certain required prepayment events. The 12% senior unsecured promissory notes accrued interest at a rate per annum equal to 12%, compounded semi-annually, with all interest being payable upon maturity or the earlier repayment of the 12% senior unsecured promissory notes. On November 10, 2005, TD Group elected to optionally prepay the entire outstanding principal amount and all accrued and unpaid interest in respect to the 12% senior unsecured promissory notes. The total amount paid to the holders of the 12% senior unsecured promissory notes in full satisfaction of TD Group’s obligations thereunder was approximately $262.7 million.

Former Senior Secured Credit Facility

In connection with the Warburg Merger, all of TransDigm Inc.’s borrowings (term loans) under its previous senior secured credit facility were repaid and a new senior secured credit facility was obtained. On April 1, 2004, TransDigm Inc.’s senior secured credit facility, or the former senior secured credit facility, was amended and restated to refinance approximately $294 million of term loans then outstanding. The former senior secured credit facility totaled $394 million, which consisted of (1) a $100 million revolving credit line maturing in July 2009 and (2) a $294 million term loan facility maturing in July 2010. In connection with the June 2006 refinancing, the entire $288.4 million outstanding under our former senior secured credit facility, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, was repaid.

Former 8 3/8% Senior Subordinated Notes

In connection with the Warburg Merger, TransDigm Inc. (as successor by merger to TD Funding Corporation) also issued $400 million aggregate principal amount of 8 3/8% senior subordinated notes, which did not require principal payments prior to their maturity in July 2011. In May 2006, TransDigm Inc. commenced a tender offer to purchase for cash any and all of our outstanding 8 3/8% senior subordinated notes, and, in connection therewith, we solicited consents to amend the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants and eliminate or modify certain events of default. On June 23, 2006, we closed the tender offer and consent solicitation for the 8 3/8% senior subordinated notes. In connection with the closing of the refinancing, we purchased all of the issued and outstanding 8 3/8% senior subordinated notes that were validly tendered, totaling $399,670,000 in aggregate principal amount. On August 7, 2006, we redeemed all of the 8 3/8% senior subordinated notes that remained outstanding after the consummation of the tender offer for such notes.

Certain Restrictive Covenants in Our Debt Documents

Both the Senior Secured Credit Facility and the Indenture contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the revolving loan facility under the Senior Secured Credit Facility requires TransDigm Inc. to comply with a first lien leverage ratio. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the Senior Secured Credit Facility or the Indenture. If any such default occurs, the lenders under the Senior Secured Credit Facility and the holders of the 7 3/4% Senior Subordinated Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Senior Secured Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings In addition, following an event of default under the Senior Secured Credit Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash and they will also have the right to prevent us from making debt service payments on the 7 3/4% Senior Subordinated Notes.

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2007 (in millions):

	2008	2009	2010	2011	2012	2013 and thereafter	Total
Senior Secured Credit Facility(1)	$—	$—	$—	$—	$—	$780.0	$780.0
7 3/4% Senior Subordinated Notes due 2014	—	—	—	—	—	575.0	575.0
Scheduled Interest Payments (2)	102.1	102.0	101.4	101.4	101.4	120.8	629.1
TD Group Deferred Compensation Plans	0.2	6.0	—	—	—	—	6.2
Operating Leases	3.4	3.2	2.3	1.9	1.6	1.7	14.1
Purchase Obligations	1.8	0.4	—	—	—	—	2.2

Total Contractual Cash Obligations	$107.5	$111.6	$103.7	$103.3	$103.0	$1,477.5	$2,006.6

(1)

The Senior Secured Credit Facility will mature on June 23, 2013 (in the case of the term loan facility) and June 23, 2012 (in the case of the revolving credit facility), and will not be subject to interim scheduled amortization. However, under the amended terms of the Senior Secured Credit Facility, commencing 90 days after the end of fiscal 2008 and each fiscal year thereafter, TransDigm Inc. is required to prepay outstanding term loans in a principal amount equal to 50% of Excess Cash Flow (as defined); provided that the amount of the prepayment will be reduced to 25% of Excess Cash Flow if the Consolidated Leverage Ratio (as defined) at the end of the applicable fiscal year is less than 5.00 to 1.00, but greater than 4.50 to

1.00, and TransDigm Inc. will not be required to prepay any of the term loan of the Consolidated Leverage Ratio as of the end of the applicable fiscal year is equal to or less than 4.50 to 1.00 or if the term loan achieves certain minimum credit ratings at the end of such fiscal year.

(2)	Assumes that the variable interest rate on our borrowings under our Senior Secured Credit Facility remains constant at 7.2%.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $10.3 million, $8.3 million and $8.0 million during fiscal 2007, 2006, and fiscal 2005, respectively. The Company expects its capital expenditures in fiscal 2008 to be approximately $17 million and such expenditures are projected to increase moderately thereafter.

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

If the Company has excess cash, it may consider methods by which it can provide cash to its debt or equity holders through a dividend, prepayment of indebtedness, repurchase of stock, or other means. Such activities will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.

The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and anticipated cost savings and operating improvements and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2008. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to the Company under the Senior Secured Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, the Company uses a September 30 measurement date for its defined benefit pension plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company’s adoption of this pronouncement did not have a material impact on its consolidated financial position or results of operations.

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

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since TD Group has no operations or assets separate from its investment in TransDigm Inc. and since the 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. As of September 30, 2007, two subsidiaries of TransDigm that are not obligated to guarantee the 7 3/4% Senior Subordinated Notes are two wholly-owned, foreign subsidiaries that have inconsequential assets, liabilities and equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2007, the Company had borrowings under its Senior Secured Credit Facility of $780 million that was subject to interest rate risk. Borrowings under the Senior Secured Credit Facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month (or to the extent available to each lender, nine or twelve month) interest period chosen by TransDigm Inc., in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the Senior Secured Credit Facility by approximately $7.8 million based on the amount of outstanding borrowings at September 30, 2007. The weighted average interest rate on the $780 million of borrowings under the Senior Secured Credit Facility on September 30, 2007 was 7.2%.

At September 30, 2007, we had an agreement in place to swap variable interest rates on the Senior Secured Credit Facility for fixed interest rates through June 23, 2009 for the notional amount of $170 million, which will decrease to $150 million on September 23, 2008 through June 23, 2009. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At September 30, 2007 the fair value of the interest rate swap agreement was a liability of $2.9 million.

Because the interest rates on borrowings under the Senior Secured Credit Facility vary with market conditions, the amount of outstanding borrowings under the Senior Secured Credit Facility approximates the fair value of the indebtedness. The fair value of the $575 million aggregate principal amount of the TransDigm Inc.’s 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $581 million at September 30, 2007 based upon the quoted market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-36 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2007, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2007.

In conducting our evaluation of the effectiveness of our internal control over financial reporting, for TD Group, we excluded from our certification operations of newly acquired Aviation Technologies, Inc. (“ATI”) from our September 30, 2007, Sarbanes-Oxley 404 review. The ATI acquisition closed February 2007 and integration into TransDigm began immediately. At September 30, 2007, ATI’s assets were approximately $487.2 million or 23.6% of TD Group’s consolidated total assets of $2.1 billion. ATI’s revenues and income before income taxes for the fiscal year ended September 30, 2007 were $71.0 million and $2.5 million, respectively.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of internal control over financial reporting of the Company as of September 30, 2007. This report is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TransDigm Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of the effectiveness of the internal controls over financial reporting of Aviation Technologies, Inc., which was acquired on February 7, 2007. Aviation Technologies, Inc. is included in the 2007 consolidated financial statements of TransDigm Group Incorporated since February 7, 2007 and constituted $487.2 million of total assets, as of September 30, 2007 and approximately $71.0 million and $2.5 million of revenues and income before income taxes, respectively, for the year ended September 30, 2007. Our audit of internal control over financial reporting of TransDigm Group Incorporated also did not include an evaluation of the internal control over financial reporting of Aviation Technologies, Inc.

In our opinion, TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 and our report dated November 21, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Cleveland, Ohio

November 21, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning TD Group’s directors and executive officers:

Name	Age	Position
W. Nicholas Howley	55	Chief Executive Officer and Chairman of the Board of Directors
Robert S. Henderson	51	Executive Vice President of TD Group, and President, AdelWiggins Group, an operating division of TransDigm Inc.
Bernt G. Iversen	50	President, Champion Aerospace Inc., a wholly-owned subsidiary of TransDigm Inc.
Raymond F. Laubenthal	46	President and Chief Operating Officer of TD Group and TransDigm Inc.
John F. Leary	60	President, Adams Rite Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc.
Ralph McClelland	49	President, MarathonNorco Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc.
James Riley	41	President, AeroControlex Group, an operating division of TransDigm Inc.
Albert J. Rodriguez	47	Executive Vice President-Mergers and Acquisitions
Gregory Rufus	51	Executive Vice President, Chief Financial Officer and Secretary
Christopher Anderson	44	President, Avtech Corporation, a wholly-owned subsidiary of TransDigm Inc.
David A. Barr	44	Director
Michael Graff	56	Director
Sean P. Hennessy	50	Director
Kevin Kruse	37	Director
Kewsong Lee	42	Director
Douglas W. Peacock	68	Director
Dudley P. Sheffler	63	Director
Mervin Dunn	54	Director

TD Group historically had no employees and the officers of TD Group were the Chief Executive Officer, Chief Financial Officer and Secretary of TransDigm Inc. In December 2005, in contemplation of the Initial Public Offering, certain officers of TD Group’s subsidiaries were appointed as officers of TD Group, as set forth below.

Mr. Howley was named Chairman of the Board of Directors of TD Group on July 23, 2003, in connection with the closing of the Warburg Merger. Mr. Howley served as President of TD Group from July 2003 until December 2005, and was named Chief Executive Officer of TD Group in December 2005. Mr. Howley served as Chief Executive Officer of TransDigm Inc. since December 2001, served as Chief Operating Officer of TransDigm Inc. from December 1998 through December 2001 and served as President of TransDigm Inc. from December 1998 through September 2005. Mr. Howley served as Executive Vice President of TransDigm Inc. and President of the AeroControlex Group, an operating division of TransDigm Inc., from TransDigm Inc.’s inception in September 1993 until December 1998. Mr. Howley is a director of Satair A/S, a Danish public company that is an aerospace distributor, including the Company’s products, and Polypore Inc., a manufacturer.

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

Mr. Laubenthal was appointed President and Chief Operating Officer of TD Group in December 2005, President and Chief Operating Officer of TransDigm Inc. in October 2005 and was President of the AeroControlex Group, an operating division of TransDigm Inc., from November 1998 through September 2005. From December 1996 until November 1998, Mr. Laubenthal served as Director of Manufacturing and Engineering for the AeroControlex Group. From October 1993 until December 1996, Mr. Laubenthal served as Director of Manufacturing for the AeroControlex Group. Prior to joining the AeroControlex Group, Mr. Laubenthal had extensive operating experience in the aerospace industry at Parker Hannifin, a manufacturer, and Textron, a multi-industry company serving the general aviation, aerospace, defense, industrial and commercial finance markets.

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

Mr. Anderson has been President of Avtech Corporation, a wholly-owned subsidiary of TransDigm Inc., since March of 2002. From May 2000 to March 2002 Mr. Anderson served as General Manager for Avtech Corporation. From March 1999 until May 2000 Mr. Anderson served as Vice President of Operations for Avtech Corporation. From May 1985 through March 1999 Mr. Anderson served Avtech Corporation in various engineering, operations and management positions.

Mr. Barr was named a director of TD Group on July 23, 2003, in connection with the closing of the Warburg Merger. Mr. Barr has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co., private equity firms, since January 2001. Prior to joining Warburg Pincus LLC, Mr. Barr served as a managing director at Butler Capital, an investment company, where he focused on industrial and consumer leveraged buyout transactions for more than ten years. Mr. Barr is a director of Builders FirstSource, Inc., a distributor and manufacturer, Polypore International Inc., a manufacturer, and The Neiman Marcus Group, Inc., a retailer.

Mr. Graff was named a director of TD Group on July 23, 2003, in connection with the closing of the Warburg Merger. Mr. Graff has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co., private equity funds, since October 2003. Mr. Graff served as an advisor to Warburg Pincus LLC from July 2002 until October 2003. Prior to working with Warburg Pincus LLC, Mr. Graff spent six years with Bombardier, an aircraft manufacturer, serving first as President of Business Aircraft and later as President and Chief Operating Officer of Bombardier Aerospace Group. Prior to joining Bombardier, Mr. Graff spent 15 years with McKinsey & Company, Inc., a management consulting firm, as a partner in the New York, London and Pittsburgh offices serving a number of aerospace suppliers and OEMs, as well as major airlines. Mr. Graff is a director of Builders FirstSource, Inc., a distributor and manufacturer, Polypore International Inc., a manufacturer, and CAMP Systems, a provider of aviation management software products.

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

Mr. Kruse was named a director of TD Group on July 23, 2003, in connection with the closing of the Warburg Merger. Mr. Kruse was named a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. in January 2006. From January 2003 until January 2006, Mr. Kruse served as Vice President of Warburg Pincus LLC and has been employed by Warburg Pincus LLC since February 2002. Prior to joining Warburg Pincus LLC, Mr. Kruse was employed by AEA Investors Inc., an investment company, where he focused on private equity opportunities in industrial and consumer products companies. Before that, he was employed by Bain & Co., a management consulting firm. Mr. Kruse is a director of Builders FirstSource, Inc., a distributor and manufacturer, Polypore International Inc., a manufacturer, and Wellman, Inc., a manufacturer.

Mr. Lee was named a director of TD Group on July 23, 2003, in connection with the closing of the Warburg Merger. Mr. Lee has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co., a private equity firm, since January 1997. He has been employed at Warburg Pincus LLC since 1992. Prior to joining Warburg Pincus LLC, Mr. Lee served as a consultant at McKinsey & Company, Inc., a management consulting firm, from 1990 to 1992. Mr. Lee is a director of Arch Capital Group, Ltd., a provider of insurance and reinsurance, Knoll, Inc., a manufacturer, The Neiman Marcus Group, Inc., a retailer, and Aramark Corporation, a provider of food services, facilities management and uniform and career apparel.

Mr. Peacock was named a director of TD Group on July 23, 2003, in connection with the closing of the Warburg Merger. Mr. Peacock has been a director of TransDigm Inc. since September 1993. He served as Chairman of the Board of Directors of TransDigm Inc. since its inception in September 1993 until July 2003. Prior to December 2001, Mr. Peacock also served as Chief Executive Officer of TransDigm Inc.

Mr. Sheffler was named a director of TD Group on February 27, 2007. Mr. Sheffler is the retired President and Chief Executive Officer of Reltec Corporation. Prior to that, Mr. Sheffler was the Vice President/Business Group President of the telecommunications business of Rockwell International and President of the telecommunication equipment segment of Reliance Electric Corp. Mr. Sheffler has been on the Board of Directors of Reltec and Reliance Electric Corp., both NYSE listed companies. Mr. Sheffler currently serves on the advisory board to Blue Point Capital, a private equity fund, and on the boards of directors of several privately held portfolio companies of Blue Point Capital and Capital Works.

Mr. Dunn was named a director of TD Group on September 5, 2007. Mr. Dunn is currently the Chief Executive Officer of Commercial Vehicle Group (CVG), a global supplier of interior and exterior systems for the commercial vehicle market. Mr. Dunn has been with the organization since November 1999. Mr. Dunn also serves as a member of the Board of Trustees with the New Albany Community Foundation. Prior to joining CVG, Mr. Dunn was president and CEO of Bliss Technologies, a heavy metal stamping company.

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

Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,804,965	(2)	$9.38	2,687,706
Equity compensation plans not approved by security holders(3)	134,040		$6.78	N/A

Total	5,939,005			2,687,706

(1)	Includes information related to the 2003 stock option plan and the 2006 stock incentive plan, each as described below.
(2)	Does not include 3,398 shares of restricted stock, which are subject to forfeiture, as these shares have been reflected in the Company’s total shares outstanding.
(3)	Options issued outside of the 2003 stock option plan and the 2006 stock incentive plan.

2003 Stock Option Plan

In connection with the consummation of the Warburg Merger, TD Group adopted a stock option plan for the benefit of our employees. The stock option plan has been amended and restated on several occasions, most recently effective as of October 17, 2007 and we refer to such stock option plan as it is currently in effect as the 2003 stock option plan.

Upon the closing of the Warburg Merger, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holding Company with an aggregate intrinsic value of approximately $35.7 million into a combination of options to purchase shares of common stock of TD Group, or rollover options, and interests in the two deferred compensation plans which have since been terminated. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of TD Group common stock, which gives effect to the 149.60 for 1.00 stock split that we effected on March 14, 2006 in connection with our initial public offering. All rollover options granted in connection with the closing of the Warburg Merger were fully vested on the date of grant. As of September 30, 2007, there were rollover options to purchase 816,904 shares of TD Group common stock issued and outstanding (after giving effect to the stock split).

In addition to the shares of TD Group common stock reserved for issuance upon exercise of rollover options, under the terms of the 2003 stock option plan, an aggregate of 5,469,301 shares of TD Group common stock are reserved for issuance upon exercise of new management options (after giving effect to the stock split). As of September 30, 2007, there were new management options to purchase 4,988,061 shares of TD Group common stock issued and outstanding (after giving effect to the stock split).

2006 Stock Incentive Plan

Prior to the consummation of the Initial Public Offering, TD Group adopted a new stock incentive plan, which was amended on October 20, 2006, or the 2006 stock incentive plan, designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders of TD Group by closely aligning the interests of these individuals with those of our stockholders. The 2006 stock incentive plan permits TD Group to award our key employees, directors or consultants stock options, restricted stock and other stock-based incentives. The total number of shares of TD Group common stock available for issuance or delivery under the 2006 stock incentive plan is 2,619,668, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. As of September 30, 2007, there were 4,190 restricted shares issued and outstanding under the 2006 stock incentive plan. No options have been issued thereunder.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions entitled “Certain Relationships and Related Transactions,” “Compensation of Directors,” and “Independence of Directors” in our Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the caption “Principal Accounting Fees and Services” in our Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with Report

(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.1	Amended and Restated Certificate of Incorporation, filed March 14, 2006, of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.2	Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.6	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.7	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.8	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.9	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

3.10	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.11	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.12	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.13	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.14	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.15	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.16	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.17	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.18	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.19	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC	Filed herewith

3.20	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)

3.21	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.22	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.23	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.24	Operating Agreement of CDA InterCorp LLC.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.25	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.26	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.27	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.28	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.29	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.30	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.31	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.32	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.33	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

3.34	Bylaws of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.35	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

3.36	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.37	Certificate of Incorporation, filed May 17, 2006, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.38	Certificate of Amendment of Certificate of Incorporation, filed January 19, 2007, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.39	Bylaws of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.40	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.41	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.42	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Filed herewith.

3.43	Bylaws of Bruce Aerospace, Inc.	Filed herewith.

3.44	Articles of Incorporation, filed February 6, 2006 of Bruce Industries, Inc.	Filed herewith.

3.45	Bylaws of Bruce Industries, Inc.	Filed herewith.

4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

4.2	Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

4.3	First Supplemental Indenture, dated November 2, 2006, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

4.4	Second Supplemental Indenture, dated February 7, 2007, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.5	Third Supplemental Indenture, dated June 29, 2007, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

4.6	Fourth Supplemental Indenture, dated August 10, 2007, to Indenture, dated June 23, 2006, among TransDigm, Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form 8-K filed August 16, 2007 (File No.001-32833)

4.7	Registration Rights Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Bank of America Securities LLC and Credit Suisse Securities (USA) LLC, as representatives for the several initial purchasers	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

4.8	Registration Rights Agreement, dated February 7, 2007, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as representatives for the several initial purchasers	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 001-32833)

4.9	Form 7 3/4% Senior Subordinated Notes due 2014	Included in Exhibit 4.2

10.1	Stockholders’ Agreement, dated July 22, 2003, among TD Holding Corporation, Warburg Pincus Private Equity VIII, L.P., the other institutional investors whose names and addresses are set forth on Schedule I thereto and the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule II thereto	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

10.2	Registration Rights Agreement, dated July 22, 2003, among the institutional investors whose names and addresses are set forth on Schedule I thereto, the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule II thereto and TD Holding Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

10.3	Employment Agreement, dated June 6, 2003, between W. Nicholas Howley and TransDigm Holding Company*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.4	Amendment No. 1 to Employment Agreement, dated February 24, 2006, between TransDigm Holding Company and W. Nicholas Howley*	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.5	Employment Agreement, dated November 18, 2005, between Raymond Laubenthal and TransDigm Holding Company*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed November 23, 2005 (File No. 333-108340)

10.6	Amendment No. 1 to Employment Agreement, dated February 24, 2006, between TransDigm Holding Company and Raymond Laubenthal*	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.7	Employment Agreement, dated November 18, 2005, between Gregory Rufus and TransDigm Holding Company*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed November 23, 2005 (File No. 333-108340)

10.8	Amendment No. 1 to Employment Agreement, dated February 24, 2006, between TransDigm Holding Company and Gregory Rufus*	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.9	Retention Agreement, dated December 31, 2004, between TD Holding Corporation, TransDigm Inc. and Howard Skurka*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No. 333-10834006)

10.10	Noncompetition Agreement, dated December 31, 2004, among Skurka Aerospace Inc., TransDigm Inc. and Howard Skurka	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No. 333-10834006)

10.11	Noncompetition Agreement, dated December 31, 2004, among Skurka Aerospace Inc., TransDigm Inc. and Howard Skurka	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No. 333-10834006)

10.12	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.13	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Filed herewith

10.14	Letter, dated February 24, 2006, from David Barr, Member of the Compensation Committee of the Board of Directors of TransDigm Group Incorporated, to W. Nicholas Howley, Chief Executive Officer of TransDigm Group Incorporated*	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.15	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.16	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.17	TD Holding Corporation 2005 New Management Deferred Compensation Plan*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.18	Amended and Restated TD Holding Corporation Dividend Equivalent Plan*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.19	Amended and Restated TransDigm Inc. Executive Retirement Savings Plan	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.20	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the rollover options granted to such executive*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.21	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the time vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO)*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.22	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the performance vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO)*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.23	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the time vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

10.24	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the performance vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

10.25	Form of Option Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File no. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.26	Form of Restricted Stock Award Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 8, 2007 (File No. 001-32833)

10.27	Tax Sharing Agreement, dated July 22, 2003, among TD Holding Corporation, TransDigm Holding Company, TransDigm Inc. and such direct and indirect subsidiaries of TD Holding Corporation that are listed on Exhibit A thereto	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed October 30, 2003 (File No. 333-10834006)

10.28	Standard Industrial/Commercial Single-Tenant Lease—Net, dated December 31, 2004, between VHEM, LLC dba H&M Properties and Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No. 333-108340006)

10.29	Guaranty of Lease, dated December 31, 2004, by TransDigm Inc. in favor of VHEM, LLC dba H&M Properties	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 10-K filed November 30, 2005 (File No. 333-108340006)

10.30	Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electrical Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed on June 28, 2006 (File No. 001-32833)

10.31	Amendment No. 1. Consent and Agreement, dated January 25, 2007, to the Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electric Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed June 28, 2006 (File No. 333-108340)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.32	Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

10.33	Supplement No. 1, dated November 2, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

10.34	Supplement No. 2, dated February 7, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 001-32833)

10.35	Supplement No. 3, dated June 29, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

10.36	Supplement No. 4, dated September 10, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 11, 2007 (File No. 001-32833)

10.37	Joinder Agreement, dated November 2, 2006, between CDA InterCorp and Credit Suisse, as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

10.38	Joinder Agreement, dated February 7, 2007, among Aviation Technologies, Inc., Avtech Corporation, Transicoil Corp., West Coast Specialties, Inc., Malaysian Aerospace Services, Inc. and Credit Suisse as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 001-32833)

10.39	Joinder Agreement dated June 29, 2007, between AeroControlex Group, Inc. and Credit Suisse, as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

10.40	Joinder Agreement dated September 10, 2007, between Bruce Aerospace Inc. and Bruce Industries, Inc. and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 11, 2007 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.41	Agreement and Plan of Merger, dated January 9, 2007, among TransDigm Inc., Project Coffee Acquisition Co. and Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed January 10, 2007 (File No. 001-32833)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of TransDigm Group Incorporated	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by Chief Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Chief Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cleveland, State of Ohio, on November 21, 2007.

TRANSDIGM GROUP INCORPORATED

By:	/s/ GREGORY RUFUS
Name:	Gregory Rufus
Title:	Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. NICHOLAS HOWLEY W. Nicholas Howley	Chairman of Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 21, 2007

/s/ GREGORY RUFUS Gregory Rufus	Executive Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 21, 2007

/s/ KEWSONG LEE Kewsong Lee	Director	November 21, 2007

/s/ SEAN P. HENNESSY Sean P. Hennessy	Director	November 21, 2007

/s/ DAVID BARR David Barr	Director	November 21, 2007

/s/ KEVIN KRUSE Kevin Kruse	Director	November 21, 2007

/s/ DOUGLAS PEACOCK Douglas Peacock	Director	November 21, 2007

/s/ MICHAEL GRAFF Michael Graff	Director	November 21, 2007

/s/ DUDLEY SHEFFLER Dudley Sheffler	Director	November 21, 2007

/s/ MERVIN DUNN Mervin Dunn	Director	November 21, 2007

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED SEPTEMBER 30, 2007

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRANSDIGM GROUP INCORPORATED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated and subsidiaries at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young

Cleveland, Ohio

November 21, 2007

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND 2006

(Amounts in thousands, except share amounts)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,946	$61,217
Trade accounts receivable—Net	100,094	65,568
Income taxes receivable	4,472	9,366
Inventories	126,763	89,243
Deferred income taxes	23,923	7,390
Prepaid expenses and other	4,401	1,397

Total current assets	365,599	234,181
PROPERTY, PLANT AND EQUIPMENT—Net	87,074	62,851
GOODWILL	1,247,870	877,829
TRADEMARKS AND TRADE NAMES	159,427	125,497
OTHER INTANGIBLE ASSETS—Net	175,471	100,462
DEBT ISSUE COSTS—Net	23,026	14,872
OTHER	2,586	1,020

TOTAL ASSETS	$2,061,053	$1,416,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,753	$18,764
Accrued liabilities	42,466	24,675

Total current liabilities	67,219	43,439
LONG-TERM DEBT	1,357,854	925,000
DEFERRED INCOME TAXES	140,251	78,109
OTHER NON-CURRENT LIABILITIES	8,178	7,123

Total liabilities	1,573,502	1,053,671

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 47,041,974 and 44,664,020 at September 30, 2007 and 2006, respectively	470	446
Additional paid-in capital	332,522	296,757
Retained earnings	156,312	67,667
Accumulated other comprehensive loss	(1,753)	(1,829)

Total stockholders’ equity	487,551	363,041

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,061,053	$1,416,712

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Fiscal Years Ended
	2007	2006	2005
NET SALES	$592,798	$435,164	$374,253
COST OF SALES	283,766	213,874	189,983

GROSS PROFIT	309,032	221,290	184,270
OPERATING EXPENSES:
Selling and administrative	62,890	48,309	38,943
Amortization of intangibles	12,304	6,197	7,747
Refinancing costs	—	48,617	—

Total operating expenses	75,194	103,123	46,690

INCOME FROM OPERATIONS	233,838	118,167	137,580
INTEREST EXPENSE—Net	91,767	76,732	80,266

INCOME BEFORE INCOME TAXES	142,071	41,435	57,314
INCOME TAX PROVISION	53,426	16,318	22,627

NET INCOME	$88,645	$25,117	$34,687

Net earnings per share:
Basic earnings per share	$1.94	$0.57	$0.78
Diluted earnings per share	$1.83	$0.53	$0.75

Weighted-average shares outstanding:
Basic	45,630	44,415	44,202
Diluted	48,542	47,181	46,544

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE—October 1, 2004	44,201,628	$442	$289,389	$7,863	$(282)	$297,412
Compensation expense recognized for employee stock options	—	—	1,062	—	—	1,062
Comprehensive income:
Net income	—	—	—	34,687	—	34,687
Other comprehensive loss	—	—	—	—	(54)	(54)

Comprehensive income						34,633

BALANCE—September 30, 2005	44,201,628	442	290,451	42,550	(336)	333,107
Compensation expense recognized for employee stock options	—	—	2,393	—	—	2,393
Excess tax benefit from exercise of stock options	—	—	2,478	—	—	2,478
Exercise of employee stock options	462,392	4	1,425	—	—	1,429
Restricted stock compensation	—	—	10	—	—	10
Comprehensive income:
Net income	—	—	—	25,117	—	25,117
Interest rate swap	—	—	—	—	(1,772)	(1,772)
Other comprehensive loss	—	—	—	—	279	279

Comprehensive income						23,624

BALANCE—September 30, 2006	44,664,020	446	296,757	67,667	(1,829)	$363,041
Compensation expense recognized for employee stock options	—	—	3,455	—	—	3,455
Excess tax benefit from exercise of stock options	—	—	23,627	—	—	23,627
Exercise of employee stock options	2,369,802	24	8,450	—	—	8,474
Restricted stock compensation	—	—	32	—	—	32
Common stock issued	8,152	—	201	—	—	201
Comprehensive income:
Net income	—	—	—	88,645	—	88,645
Interest rate swap	—	—	—	—	(14)	(14)
Other comprehensive income	—	—	—	—	90	90

Comprehensive income						88,721

BALANCE—September 30, 2007	47,041,974	$470	$332,522	$156,312	$(1,753)	$487,551

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Years Ended September 30,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$88,645	$25,117	$34,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,648	9,914	9,209
Amortization of intangibles	12,304	6,197	7,747
Amortization/write-off of debt issue costs	3,147	26,721	3,808
Non-cash equity compensation	3,487	2,403	1,062
Deferred income taxes	6,230	18,243	693
Loss on repayment of senior subordinated notes	—	25,611	—
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(17,401)	(489)	(15,576)
Inventories	(5,624)	(10,163)	(3,073)
Income taxes receivable	28,607	(9,366)	—
Excess tax benefit from exercise of stock options	(23,627)	—	—
Other assets	(2,564)	(1,043)	(1,534)
Accounts payable	1,642	1,618	4,031
Accrued and other liabilities	3,915	(4,651)	5,049
Deferred compensation liability	2,027	(27,848)	5,786
Interest on senior unsecured promissory notes	—	(59,206)	28,806

Net cash provided by operating activities	112,436	3,058	80,695

INVESTING ACTIVITIES:
Capital expenditures	(10,258)	(8,350)	(7,960)
Acquisitions of businesses	(511,407)	(26,973)	(63,171)
Purchase of marketable securities	—	—	(65,374)
Sales and maturity of marketable securities	—	—	115,975

Net cash used in investing activities	(521,665)	(35,323)	(20,530)

FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility—net of fees	125,423	640,783	—
Proceeds from 7 3/4% Senior Subordinated Notes—net of fees	296,458	268,754	—
Borrowings under TD Group Loan Facility—net of fees	—	193,752	—
Proceeds from exercise of stock options	8,450	1,429	—
Repayment of amounts borrowed under former credit facility	—	(289,849)	(2,942)
Repayment of 8 3/8% senior subordinated notes	—	(425,611)	—
Repayment of TD Group Loan Facility	—	(200,000)	—
Repayment of senior unsecured promissory notes	—	(199,997)	—
Payment of license obligation	—	—	(1,500)
Excess tax benefit from exercise of stock options	23,627	—	—

Net cash provided by (used in) financing activities	453,958	(10,739)	(4,442)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,729	(43,004)	55,723
CASH AND CASH EQUIVALENTS—Beginning of period	61,217	104,221	48,498

CASH AND CASH EQUIVALENTS—End of period	$105,946	$61,217	$104,221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$90,693	$137,637	$45,995

Net cash paid during the period for income taxes	$18,592	$8,313	$19,232

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries, AeroControlex Group, Inc., MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace LLC, Avionic Instruments LLC, Skurka Aerospace Inc., CDA InterCorp LLC, Avtech Corporation, Transicoil LLC, Transicoil (Malaysia) Sendirian Berhad, and Bruce Aerospace, Inc. (collectively, with TD Group, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, mechanical/electromechanical actuators and controls, gear pumps, engineered connectors, specialized valving, power conditioning devices, engineered latches and cockpit security devices, specialized AC/DC electric motors, lavatory hardware and components, hold open rods and locking devices, aircraft audio systems, NiCad batteries/chargers, and specialized fluorescent lighting, and cockpit displays.

TransDigm Holding Company (“TransDigm Holdings”) was formerly a wholly-owned subsidiary of TD Group and the direct parent of TransDigm Inc. TransDigm Holdings was merged into TransDigm Inc. on June 26, 2006.

TD Group was incorporated on July 8, 2003 under the name TD Holding Corporation by outside investors to acquire control of TransDigm Holdings through the Warburg Merger described below and had no operations prior to the Warburg Merger. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc.

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

On March 20, 2006, certain of TD Group’s stockholders and certain members of our management sold an aggregate of approximately 12.6 million shares of TD Group’s common stock in an underwritten initial public offering, or the IPO, at a price of $21.00 per share. TD Group did not offer any shares of common stock for sale in the initial public offering and it did not receive any of the proceeds from the sale of shares by the selling stockholders. TD Group’s common stock is listed on The New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”

On March 14, 2006, TD Group effected a 149.60 for 1.00 stock split and, in conjunction therewith, amended and restated its certificate of incorporation to increase the number of authorized shares of common stock and preferred stock.

Warburg Merger—On July 22, 2003, TD Acquisition Corp., a newly formed wholly-owned subsidiary of TD Group, which was then a newly formed corporation, formed and controlled by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) merged with and into TransDigm Holdings, with TransDigm Holdings continuing as the surviving corporation as a wholly-owned subsidiary of TD Group. Contemporaneously therewith a newly formed wholly-owned subsidiary of TD Acquisition Corp. was merged into TransDigm Inc. with TransDigm Inc. continuing as the surviving corporation (the “Warburg Merger”).

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

Bruce—On August 10, 2007, pursuant to an asset purchase agreement among TransDigm Inc., Bruce Industries, Inc. and the shareholders of Bruce Industries, Inc., Bruce Aerospace, Inc. (“Bruce”), a newly formed wholly-owned subsidiary of TransDigm Inc., acquired certain assets and assumed certain liabilities of Bruce Industries, Inc. for $35.6 million in cash, subject to adjustment based on the level working capital as of the closing date of the acquisition. Additionally, in accordance with the purchase agreement, the Company recorded a contingent liability based upon the earnings before income taxes, depreciation and amortization related to the sale of certain part numbers for a period of three years following the closing. Bruce designs and manufactures specialized fluorescent lighting used in the aircraft industry. The proprietary nature, established positions, and aftermarket content fit well with TransDigm’s overall business strategy. The Company expects that the $25.8 million of goodwill recognized for the acquisition will be deductible for tax purposes.

ATI—On February 7, 2007, TransDigm Inc. acquired all of the outstanding capital stock of Aviation Technologies, Inc. (“ATI”) for $430.1 million in cash. ATI consists of two primary operating units that service the commercial and military aerospace markets—Avtech Corporation (“Avtech”) and Transicoil LLC (which, together with Transicoil (Malaysia) Sendirian Berhad, is referred to as “ADS/Transicoil”). Avtech is a leading supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a leading supplier of displays, clocks, brushless motors and related components and instruments. Through Avtech and ADS/Transicoil, ATI manufactures proprietary products for the aerospace industry with broad platform positions and high aftermarket content, all of which fit well with TransDigm’s overall direction.

The purchase price consideration and costs associated with the acquisition of $430.1 million were funded through additional borrowings under our senior secured credit facility of $125.4 million (net of fees of $4.6 million), the proceeds from the issuance by TransDigm Inc. of additional senior subordinated notes of $296.5 (net of fees of $6.5 million) and the use of $8.2 million of our available cash balances.

The Company accounted for the acquisition of ATI as a purchase and included the results of operations of ATI in its consolidated financials statements from the date of acquisition. The Company obtained a preliminary third-party valuation of certain tangible and intangible assets of ATI; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. The Company expects that substantially all of the $308.7 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Mr. W. Nicholas Howley, Chairman and Chief Executive Officer of TD Group, and Mr. Douglas Peacock, a director of TD Group, each indirectly owned less than one-half of 1% of ATI’s outstanding equity on a fully diluted basis. In addition, prior to the acquisition, Mr. Howley and Mr. Peacock were directors of ATI commencing in 2003, and Mr. Peacock served as ATI’s Chairman from 2003 through February 2007.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition of ATI (in thousands).

Assets:
Current assets	$34,118
Deferred income taxes	10,675
Property, plant and equipment	23,838
Goodwill	308,729
Trademarks and trade names	31,960
Amortizable intangible assets	78,620

Total assets	487,940

Liabilities:
Current liabilities	11,974
Deferred income taxes	45,818

Total liabilities	57,792

Net assets acquired	$430,148

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the acquisition of ATI had occurred at the beginning of the periods ended (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2007	2006
Net sales	$630,513	$533,702
Operating income	215,260	134,581
Net income	68,753	15,150
Diluted earnings per share	$1.42	$0.32

These pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments that will be charged to cost of sales as the inventory that was on hand as of the date of the acquisition is sold, (ii) additional amortization expense that will be recognized from the identifiable intangible assets recorded in accounting for the acquisition, (iii) a reduction in depreciation expense that resulted from the write-down of the carrying value of certain real property to fair value in accounting for the acquisition, and (iv) additional interest expense that resulted from the Company’s increased indebtedness resulting from the acquisition. The pro forma results of operations for the fiscal year ended September 30, 2007 includes approximately $25.8 million of additional compensation expense recognized with respect to stock options of ATI that were cancelled upon the closing of the acquisition. This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

CDA—On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp (“CDA”) for $45.7 million in cash, which includes a purchase price adjustment of $0.3 million paid in March 2007. CDA designs and manufacturers specialized controllable drive actuators, motors, transducers, and gearing. The products are consistent with TransDigm’s recent acquisition of similar product lines. The Company expects that the $34.3 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Sweeney—On June 12, 2006, TransDigm Inc. acquired all of the outstanding capital stock of Sweeney Engineering Corp. (“Sweeney”) for $25.4 million in cash. Sweeney designs and manufactures specialized aerospace valving used primarily in fuel, environmental control, and de-icing applications. The products are used on defense and commercial aircraft applications. Sweeney’s product characteristics and market position fit well with TransDigm’s overall direction. The acquired business was consolidated into AeroControlex’s existing business in Painesville, Ohio during the first quarter of fiscal 2007. Goodwill of $21.9 million recognized in accounting for the acquisition will not be deductible for tax purposes.

Motor Product Line—On June 30, 2005, TransDigm Inc., through its wholly-owned Skurka Aerospace Inc. subsidiary, acquired an aerospace motor product line from Eaton Corporation for $9.6 million in cash. The Eaton business has been a long-time supplier of aerospace motors and related products. The motor products are used on a range of commercial aircraft, as well as military programs. The product line’s proprietary products, market position, and aftermarket content fit well with TransDigm’s overall direction. The acquired business was consolidated into Skurka’s existing aerospace motor business in Camarillo, California. Goodwill of $4.8 million recognized in accounting for the acquisition will be deductible for income tax purposes.

Fluid Regulators—On January 28, 2005, TransDigm Inc. acquired all of the outstanding capital stock of Fluid Regulators Corporation, a wholly-owned subsidiary of Esterline Technologies Corporation, for $23.5 million in cash, net of a purchase price adjustment of $0.5 million received in April 2005. Fluid Regulators designs and manufactures highly engineered flight control and pressure valves used in hydraulic, fuel, lubrication and related applications. The products are used on a wide range of commercial and regional aircraft as well as many corporate and military aircraft. Fluid Regulator’s product characteristics and market position fit well with TransDigm’s overall direction. Fluid Regulators was merged into TransDigm Inc. on September 30, 2005. Goodwill of $15.7 million recognized in accounting for the acquisition will not be deductible for income tax purposes.

Skurka—On December 31, 2004, TransDigm Inc., through its wholly-owned Skurka Aerospace Inc. subsidiary, acquired certain assets and assumed certain liabilities of Skurka Engineering Company (“Skurka”) for $30.7 million in cash. Skurka designs and manufactures engineered aerospace components, primarily AC/DC electric motors and transducers. The products are used on a wide range of commercial and military aircraft, ships and ground vehicles. Skurka’s product characteristics and market position fit well with TransDigm’s overall direction. Goodwill of $20.7 million recognized in accounting for the acquisition will be deductible for income tax purposes.

The Company accounted for the acquisitions of the businesses of Bruce Industries, ATI, CDA, Sweeney, Skurka, Fluid Regulators, and the motor product line (collectively, the “Acquisitions”) as purchases and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of Bruce and ATI; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, excluding ATI, had the Acquisitions occurred at the beginning of the applicable fiscal year ended September 30th are not significant and, accordingly, are not provided.

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

Research and Development Costs—The Company expenses research and development costs as incurred. The cost recognized for research and development costs for the years ended September 30, 2007, 2006 and 2005 was approximately $9.6 million, $3.9 million and $2.5 million, respectively.

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

Proceeds from the sale/maturity of marketable securities were $116.0 million during the year ended September 30, 2005. Gross realized losses for the year ended September 30, 2005 were $0.8 million. There were no marketable securities at September 30, 2007 and September 30, 2006.

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

Shipping and Handling Costs—All shipping and handling costs are included in cost of sales in the consolidated statements of income.

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

Intangible Assets—Intangible assets consist of identifiable intangibles acquired or recognized in accounting for the Warburg Merger and other acquisitions (trademarks, trade names, a license agreement, patented and unpatented technology, trade secrets and order backlog) and goodwill. Under the provisions of SFAS No. 142, amortization of goodwill and intangible assets that have indefinite useful lives ceased effective October 1, 2002. Amortization of such assets was replaced with the requirement to test them for impairment upon adoption of SFAS 142 and at least annually thereafter. A two-step impairment test is used to identify potential goodwill impairment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired, and the second step of the goodwill impairment test is unnecessary. The second step measures the amount of impairment, if any, by comparing the carrying value of the goodwill associated with a reporting unit to the implied fair value of the goodwill derived from the estimated overall fair value of the reporting unit and the individual fair values of the other assets and liabilities of the reporting unit.

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

Interest Rate Swap—In connection with the June 2006 debt refinancing, the Company entered into an interest rate swap agreement with a financial institution to eliminate the variability of cash flows in interest payments on a portion of its new variable rate debt. The notional amount of the swap contract was $187 million, and decreased to $170 million on September 23, 2007, and will decrease to $150 million on September 23, 2008. The interest rate swap agreement expires on June 23, 2009. The Company’s interest rate swap effectively converts the variable rate interest on the notional amount of the Senior Secured Credit Facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

The interest rate swap qualifies as an effective cash flow hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, changes in the fair value of the interest rate swap are recorded as other comprehensive income. The fair value of the interest rate swap as quoted by the financial institution, (the amount that the Company would pay to terminate the interest rate swap agreement) was $2.9 million at September 30, 2007 and September 30, 2006 and is recorded in other non-current liabilities and other comprehensive income ($1.8 million, net of tax) at September 30, 2007 and September 30, 2006. The net-after tax derivative loss included in accumulated other comprehensive income is expected to be reclassified into interest expense in conjunction with the recognition of interest payments on the notional amounts of the swap contract through June 23, 2009, with $0.9 million of after-tax net loss expected to be recognized in interest expense within the next year.

Stock Option and Deferred Compensation Plans—Effective October 1, 2006, the Company adopted FAS No. 123R, “Share-Based Payment” for its stock-based compensation. The Company elected to follow the modified prospective method as described in FAS No. 123R whereby compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. The Company records compensation expense for service-based awards under the straight-line method. In accordance with FAS No. 123R, prior period amounts were not restated.

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

Comprehensive Income (Loss)—The term “comprehensive income (loss)” represents the change in shareholders’ equity from transactions and other events and circumstances resulting from non-shareholder sources. The Company’s accumulated other comprehensive loss, consisting principally of its interest rate swap, is reported separately in the accompanying consolidated statements of changes in stockholders’ equity, net of taxes of $1.1 million, $1.0 million and $0.2 million for fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Segment Reporting—In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” management evaluates the Company as one reporting segment in the aerospace industry. The Company is engaged in the design, manufacture and sale of highly engineered aircraft components used in aerospace and defense applications through its wholly-owned subsidiaries. Substantially all of the Company’s operations are located within the United States.

Reclassifications—Certain reclassifications have been made to the accompanying fiscal 2006 and 2005 footnote disclosures to conform to the classifications used for the year ended September 30, 2007.

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

Information concerning the Company’s net sales by its major product offerings is as follows for the periods indicated below (in thousands):(1)

	Years Ended September 30,
	2007	2006	2005
Ignition systems and components	$78,676	$69,533	$72,902
Mechanical/electro-mechanical actuators and controls	73,940	48,049	39,457
Gear pumps	63,275	53,206	49,787
Engineered connectors	48,773	42,578	38,065
Specialized valves	47,434	29,880	22,204
Power conditioning devices	42,048	39,878	26,612
Engineered latching and locking devices	39,360	34,676	29,368
AC/DC electric motors	34,075	28,411	14,654
Lavatory hardware	30,626	22,863	19,049
Rods and locking devices	27,924	26,092	23,690
Audio systems	24,499	—	—
NiCad batteries/chargers	23,660	20,744	20,804
Power, lighting and control	22,549	—	—
Elastomers	19,118	19,254	17,661
Specialized cockpit displays	16,841	—	—

Total	$592,798	$435,164	$374,253

(1)	Net sales of certain product offerings have been reclassified into a different product category from the prior periods to conform to the classification used for the year ended September 30, 2007.

For the year ended September 30, 2007, two customers accounted for approximately 16% and 11% of the Company’s net sales, respectively. For the year ended September 30, 2006, two customers accounted for approximately 10% and 9% of the Company’s net sales, respectively. For the year ended September 30, 2005, three customers accounted for approximately 11%, 10% and 9% of the Company’s net sales, respectively. Export sales to customers, primarily in Western Europe, Canada and Asia, were $143.0 million during fiscal 2007, $102.7 million during fiscal 2006 and $81.5 million during fiscal 2005.

Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2007	2006
Trade accounts receivable—gross	$102,317	$66,728
Allowance for uncollectible accounts	(2,223)	(1,160)

Trade accounts receivable—net	$100,094	$65,568

Approximately 32% of the Company’s trade accounts receivable at September 30, 2007 was due from three customers. In addition, approximately 25% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

5.	INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2007	2006
Work-in-progress and finished goods	$68,287	$51,077
Raw materials and purchased component parts	72,943	46,060

Total	141,230	97,137
Reserve for excess and obsolete inventory	(14,467)	(7,894)

Inventories—net	$126,763	$89,243

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2007	2006
Land and improvements	$25,695	$9,055
Buildings and improvements	32,127	26,967
Machinery, equipment and other	64,112	51,298
Construction in progress	2,454	2,809

Total	124,388	90,129
Accumulated depreciation	(37,314)	(27,278)

Property, plant and equipment—net	$87,074	$62,851

7.	INTANGIBLE ASSETS

Intangibles assets subject to amortization consisted of the following at September 30 (in thousands):

	2007
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$168,003	$19,178	$148,825
License agreement	9,373	2,211	7,162
Trade secrets	18,462	2,429	16,033
Patented technology	1,604	746	858
Order backlog	14,977	13,471	1,506
Other	1,600	513	1,087

Total	$214,019	$38,548	$175,471

	2006
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$92,196	$12,696	$79,500
License agreement	9,373	1,679	7,694
Trade secrets	11,772	1,696	10,076
Patented technology	1,522	568	954
Order backlog	10,040	9,320	720
Other	1,803	285	1,518

Total	$126,706	$26,244	$100,462

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense:

Years ended September 30,
2007	$12,304
2006	6,197
2005	7,747

Estimated Amorization Expense:

Years ending September 30,
2008	$10,862
2009	9,333
2010	9,297
2011	9,293
2012	9,124

The total carrying amount of identifiable intangible assets not subject to amortization consisted of trademarks and trade names in the amount of $159.4 million and $125.5 million at September 30, 2007 and September 30, 2006, respectively. The Company performed its annual impairment test of goodwill and intangible assets that have indefinite lives as of September 30, 2007 and 2006 and determined that no impairment had occurred.

Intangible assets acquired during the year ended September 30, 2007 were as follows (in thousands):

	Year Ended September 30, 2007
	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$368,864	none
Trademarks and trade names	33,930	none
Intangible assets subject to amortization:
Unpatented technology	75,807	22 to 35 years
Trade secrets	6,690	22 years
Order backlog	4,937	1 year

	87,434	21 years

Total	$490,228

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2005, 2006 and 2007 were as follows (in thousands):

Balance as of September 30, 2005	$855,684
Goodwill acquired during the year (Note 2)	21,483
Other	662

Balance as of September 30, 2006	877,829
Goodwill acquired during the year (Note 2)	368,864
Other	1,177

Balance as of September 30, 2007	$1,247,870

8.	ACCRUED LIABILITIES

Summary—Accrued liabilities consist of the following at September 30 (in thousands):

	2007	2006
Interest	$9,930	$6,913
Compensation and related benefits	15,651	10,719
Estimated losses on uncompleted contracts	2,498	421
Product warranties	4,624	2,472
Professional services	1,667	1,373
Other	8,096	2,777

Total	$42,466	$24,675

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

	Years Ended September 30,
	2007	2006	2005
Liability balance at beginning of period	$2,472	$2,789	$2,829
Product warranty provision	1,903	1,541	1,512
Warranty costs incurred	(1,586)	(1,890)	(1,985)
Acquisitions	1,835	32	433

Liability balance at end of period	$4,624	$2,472	$2,789

9.	DEBT

Summary—The Company’s long-term debt consists of the following at September 30 (in thousands):

	2007	2006
Term loans	$780,000	$650,000
7 3/4% Senior Subordinated Notes due 2014	575,000	275,000
Premium on 7 3/4% Senior Subordinated Notes due 2014	2,854	—

Total Debt	1,357,854	925,000
Current maturities	—	—

Long-term portion	$1,357,854	$925,000

Revolving Credit Facility and Term Loans—In connection with the acquisition of ATI, TransDigm entered into an amendment to the Senior Secured Credit Facility (defined below) which provided for, among other things, an additional term loan of $130 million. TransDigm used the proceeds from the additional term loan together with the proceeds from the issuance and sale of the New Notes (defined below) and a portion of the Company’s available cash balances to fund the acquisition of ATI and to pay related transaction expenses. The interest rate on the term loans at September 30, 2007 was 7.2%.

In connection with the refinancing in June 2006, all of TransDigm Inc.’s borrowings (term loans) under the former senior secured credit facility were repaid and a new senior secured credit facility was obtained. TransDigm Inc.’s new senior secured credit facility, or the Senior Secured Credit Facility, totals $980 million, which consists of (1) a $200 million revolving credit line maturing in June 2012 and (2) a $780 million term loan facility maturing in June 2013. At September 30, 2007, the Company had $1.6 million letters of credit outstanding and $198.4 million of borrowings available under the Senior Secured Credit Facility.

The interest rates per annum applicable to the loans under the Senior Secured Credit Facility are equal to either an alternate base rate or an adjusted LIBO rate for one, two, three, or six-month (or to the extent available to each lender, nine or twelve month) interest periods chosen by TransDigm Inc. in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) Credit Suisse’s prime rate or (2) 50 basis points over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBO rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan as adjusted for the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve. The applicable margin percentage is a percentage per annum equal to (1) 1.00% for alternate base rate term loans, (2) 2.00% for adjusted LIBO rate term loans, and (3) in the case of alternate base rate revolving loans and adjusted LIBO rate revolving loans, a percentage which varies based on the consolidated leverage ratio of TransDigm Inc. as of the relevant date of determination.

Under the terms of the Senior Secured Credit Facility, the Company is required to pay the administrative agent certain fees. In addition, on the last day of each calendar quarter the Company is required to pay a commitment fee of 0.375% of any unused commitments under the revolving credit line and certain other fees in respect of letters of credit that may be outstanding thereunder from time to time.

The Senior Secured Credit Facility is subject to mandatory prepayments of term loans based on certain percentages of excess cash flows, as defined, commencing 90 days after the end of fiscal 2008, subject to exceptions. In addition, subject to exceptions (including in respect of reinvestment in productive assets), TransDigm Inc. will be required to offer to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain asset sales.

The Senior Secured Credit Facility is guaranteed by TD Group and all of TransDigm Inc.’s current and future domestic restricted subsidiaries, and is secured by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests, deposit accounts and certain other assets) of TransDigm Inc. and all of TransDigm Inc.’s existing and future domestic restricted subsidiaries, and a first priority pledge of the capital stock of TransDigm Inc. and TransDigm Inc.’s domestic subsidiaries and 65% of the voting capital stock of TransDigm Inc.’s foreign subsidiaries.

The agreement also contains a number of restrictive covenants restricting or limiting the ability of TD Group, TransDigm Inc. and TransDigm Inc.’s direct and indirect restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase our capital stock or redeem or repurchase our subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us, incur liens, consolidate, merge or transfer all or substantially all of our assets, engage in transactions with affiliates, create unrestricted subsidiaries, and engage in certain business activities. Such negative covenants are subject to certain exceptions. The negative covenants are substantially identical to the corresponding negative covenants of the 7 3/4% Senior Subordinated Notes. In addition, the Senior Secured Credit Facility includes a financial maintenance covenant requiring that TransDigm comply, on a pro forma basis, with a consolidated secured debt ratio test. Such covenant, however, inures only to the benefit of the revolving lenders. TransDigm is in compliance with all of the covenants contained in the Senior Secured Credit Facility.

Interest Rate Swap—In connection with the refinancing in June 2006, the Company entered into a three year interest rate swap agreement with a financial institution to eliminate the variability of cash flows in interest payments on a portion of its variable rate debt. The notional amount of the swap contract was $170 million at September 30, 2007, and will decrease to $150 million on September 23, 2008. The Company’s interest rate swap effectively converts the variable rate interest on the notional amount of the Senior Secured Credit Facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

Senior Subordinated Notes—On February 7, 2007, TransDigm Inc. issued and sold $300 million aggregate principal amount of its 7 3/4% senior subordinated notes due 2014 (the “New Notes”). The Company received $3.0 million of premium in connection with the issuance of the New Notes due to the fact that such New Notes were issued at 101% of the principal amount thereof. The terms of the New Notes are substantially identical to the terms of the 7 3/4% Senior Subordinated Notes (defined below) due 2014 that were issued and sold by TransDigm on June 23, 2006.

In connection with the refinancing in June 2006, $399.7 million of TransDigm Inc.’s 8 3/8% senior subordinated notes due July 15, 2011 were repaid, the remaining $0.3 million were redeemed in August 2006 and $275 million of new 7 3/4% senior subordinated notes due July 15, 2014, or the 7 3/4% Senior Subordinated Notes, were issued. The 7 3/4% Senior Subordinated Notes are unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the indenture governing the Notes. Interest under the Notes is payable semi-annually.

The 7 3/4% Senior Subordinated Notes are redeemable by TransDigm after July 15, 2009, in whole or in part, at specified redemption prices, which decline from 105.813% to 100% over the remaining term of the 7 3/4% Senior Subordinated Notes. Prior to July 15, 2009, TransDigm may redeem specified percentages of the 7 3/4% Senior Subordinated Notes from the proceeds of equity offerings at a redemption price of 107.75%. If a change in control of the Company occurs, the holders of the 7 3/4% Senior Subordinated Notes will have the right to demand that TransDigm redeem the 7 3/4% Senior Subordinated Notes at a purchase price equal to 101% of the principal amount of the 7 3/4% Senior Subordinated Notes plus accrued and unpaid interest. The 7 3/4% Senior Subordinated Notes contain many of the same restrictive covenants included in the Senior Secured Credit Facility. TransDigm is in compliance with all of the covenants contained in the 7 3/4% Senior Subordinated Notes.

Senior Unsecured Promissory Notes—In connection with the initial funding of TD Group (see Note 1), TD Group issued approximately $200 million of senior unsecured promissory notes due July 22, 2008, or the 12% senior unsecured promissory notes. The 12% senior unsecured promissory notes, including accrued and unpaid interest of $62.7 million, were repaid in their entirety on November 10, 2005 (see TD Group Loan Facility below and Note 13). Interest on the 12% senior unsecured promissory notes accrued at an annual fixed rate (compounding semi-annually) and was payable on the maturity date of the notes or the earlier prepayment thereof.

Former TD Group Loan Facility—On November 10, 2005, TD Group closed on a $200 million loan facility, or the TD Group Loan Facility. TD Group used the net proceeds from the TD Group Loan Facility of approximately $193.8 million, together with substantially all of the proceeds received from a dividend payment from TransDigm Holdings to prepay the entire outstanding principal amount and all accrued and unpaid interest on the former 12% senior unsecured promissory notes. In connection with the June 2006 refinancing discussed above, the entire $200 million TD Group Loan Facility was repaid.

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

The plan assets as of September 30, 2007 and 2006 were $6.4 million and $6.0 million, respectively. The Company’s accumulated benefit obligation for its defined benefit pension plans was $6.9 million and $7.1 million as of September 30, 2007 and 2006, respectively. The total liability recognized at September 30, 2007 and 2006 was $0.5 million and $1.1 million, respectively. The net periodic pension cost recognized in the consolidated statements of income as of September 30, 2007, 2006 and 2005 was $0.2 million, $0.3 million and $0.3 million, respectively.

Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under the plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2007, 2006 and 2005 was approximately $1.9 million, $1.8 million and $1.8 million, respectively.

Deferred Compensation Plans—Certain management personnel of the Company participated in one or both of two deferred compensation plans of TD Group that were established in connection with the Warburg Merger. On November 10, 2005 and December 16, 2005, the Board of Directors of TD Group approved the termination of these deferred compensation plans (see Note 13). TD Group adopted the TD Holding Corporation 2005 New Management Deferred Compensation Plan (the “New Management Deferred Compensation Plan”) in December

2005 in connection with certain new requirements under Section 409A of the Internal Revenue Code of 1986, as amended. The New Management Deferred Compensation Plan is for the benefit of certain management personnel of the Company who were granted new management options under the TD Group 2003 stock option plan. The New Management Deferred Compensation Plan, along with a deferred compensation arrangement for one employee who was not an executive officer, provide that a participant’s deferred compensation account is fully distributed upon the earlier of: December 31, 2008 or a Change in Control (as defined in the plan). On December 16, 2005, TD Group’s Board of Directors approved contributions of $6.2 million, in the aggregate, to participant account balances under the New Management Deferred Compensation Plan. In 2006, $0.5 million was added to the additional employee deferred compensation arrangement. The cost of the plans totaled $2.0 million, $(1.4) million and $5.8 million for the years ended September 30, 2007, 2006 and 2005, respectively. The amount recognized for the year ended September 30, 2006 includes a reversal of previously recorded charges of $3.8 million resulting from the termination of the two deferred compensation plans of TD Group discussed above. The obligations under the New Management Deferred Compensation Plan and the additional employee deferred compensation arrangement represent obligations of TD Group and are not guaranteed by TransDigm Inc. or any of its subsidiaries.

11.	OTHER LIABILITIES

Other Non-Current Liabilities—Other non-current liabilities consist of the following at September 30 (in thousands):

	2007	2006
Deferred compensation obligation	$3,915	$1,888
Interest rate swap	2,886	2,872
Other	1,377	2,363

Total other non-current liabilities	$8,178	$7,123

12.	INCOME TAXES

The Company’s income tax provision consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2007	2006	2005
Current	$47,196	$(1,925)	$21,934
Deferred	6,230	18,243	693

	$53,426	$16,318	$22,627

The differences between the income tax provision at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2007	2006	2005
Tax at statutory rate of 35%	$49,741	$14,502	$20,042
State and local income taxes	4,502	2,688	2,012
Change in deferred taxes resulting from changes in state tax law	—	(1,584)	1,318
Nondeductible public equity offering expenses	317	927	—
IRC 199 Manufacturing deduction	(546)	—	—
Research and development credits	(1,395)	(319)	(550)
Other—net	807	104	(195)

Income tax provision	$53,426	$16,318	$22,627

The components of the deferred taxes at September 30 consist of the following (in thousands):

	2007	2006
Deferred tax assets:
Interest accrued on Senior Unsecured Promissory Notes	$7,916	$6,101
Employee compensation and other accrued obligations	1,994	5,735
Net operating loss—state and local income taxes	5,629	3,084
Inventory	4,308	1,766
Employee benefits	3,485	1,929
Sales returns and repairs	2,052	1,122
Other accrued liabilities	7,157	3,298
Transaction costs	—	539

Total	32,541	23,574
Less: Valuation allowance	(5,578)	(2,569)

Total deferred tax assets	26,963	21,005

Deferred tax liabilities
Intangible assets	128,093	82,952
Transaction costs	1,123	—
Property, plant and equipment	14,075	8,772

Total deferred tax liabilities	143,291	91,724

Total net deferred tax liabilities	$116,328	$70,719

The Company’s net operating loss carryforwards as of September 30, 2007 expire as follows (in thousands):

	Federal	State	Local
Fiscal Year of Expiration:
2008	$—	$—	$1,317
2009	—	—	199
2011	—	—	29,099
2012	—	—	4,977
2013	—	4,343	—
2023	—	30,636	—
2026	—	18,774	—

It is unlikely that the $35,592 of local net operating losses will be utilized by the expiration of the various carryforward periods. Therefore, a valuation allowance has been established equal to the amount of the net operating loss that the Company believes will not be utilized. It is also unlikely that the $53,753 of state net operating losses will be utilized by the Company prior to expiration of the various carryforward periods. Again, a valuation allowance has been established that is equal to the amount of the net operating loss that the Company believes will not be utilized.

13.	DIVIDEND AND BONUS PAYMENTS

On November 10, 2005, in connection with the closing of the TD Group Loan Facility (see Note 9), TransDigm Inc. paid a cash dividend to TransDigm Holdings and made bonus payments to certain members of TransDigm’s management. The aggregate amount of the cash dividend and bonus payments made by TransDigm Inc. was approximately $104 million. TransDigm Holdings used all of the proceeds received by it from the payment of the cash dividend from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group used the net proceeds received from the TD Group Loan Facility of approximately $193.8 million together with substantially all of the proceeds received from the dividend payment from TransDigm Holdings to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on its 12% senior unsecured promissory notes, with all such payments totaling approximately $262.7 million, (ii) make a distribution to participants under the TD Holding Corporation 2003 Rollover Deferred Compensation and Phantom Stock Unit Plan (the “Rollover Deferred Compensation Plan”) of their vested deferred compensation account balances, with all such distributions totaling approximately $23.0 million, and (iii) make a distribution to participants under the TD Holding Corporation 2003 Management Deferred Compensation and Phantom Stock Unit Plan (the “Management Deferred Compensation Plan”) of their vested and a portion of their unvested deferred compensation account balances, with all such distributions totaling approximately $3.0 million. In connection with the distributions under the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan, the Board of Directors of TD Group approved the termination of the Rollover Deferred Compensation Plan and the Management Deferred Compensation Plan, with such terminations becoming effective on November 10, 2005 and December 16, 2005, respectively.

The approximately $6.2 million in aggregate bonuses were allocated to each employee receiving a bonus based on the aggregate number of shares of the Company’s common stock underlying rollover options and new management options granted to all employees receiving a bonus.

14.	CAPITAL STOCK

Capital Stock—Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock outstanding at September 30, 2007 and 2006 was 47,041,974 and 44,664,020, respectively. There were no shares of preferred stock outstanding at September 30, 2007 and 2006. The terms of the preferred stock have not been established.

On December 19, 2005, TD Group filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for its proposed IPO in connection with the sale by certain selling stockholders of TD Group’s common stock. The registration statement was declared effective by the SEC on March 14, 2006 at a public offering price of $21.00 per share. The aggregate number of shares offered by the selling stockholders was approximately 12.6 million. The proceeds from the sale of shares of TD Group’s common stock sold in the IPO were solely for the account of the selling stockholders. TD Group did not receive any proceeds from the sale of shares by the selling stockholders.

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

15.	STOCK BASED COMPENSATION

The Company’s stock compensation plans are designed to assist the Company in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders by closely aligning the interests of these individuals with those of the Company’s stockholders. The Company’s stock compensation plans provide for the granting of stock options, restricted stock and other stock-based incentives.

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

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 utilizing the modified prospective method. SFAS 123R requires stock-based compensation to be measured using the fair value method of accounting. The Company records compensation expense for service-based awards under the straight-line method. Expense related to performance-based awards is recorded in the service period corresponding to the performance target. The Company estimates that forfeitures of unvested awards will be insignificant and accordingly does not adjust stock-based compensation expense for projected forfeitures. SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in statements of cash flows, rather than as operating activities as required under SFAS 123. The tax benefit of $2.5 million associated with share-based payments was recorded in operating activities during the fiscal year ended September 30, 2006. The adoption of SFAS 123R did not have a significant impact on the Company’s financial condition or results of operations.

The following table shows the expense recognized by the Company for stock-based compensation (in thousands):

	Fiscal Years Ended September 30,
	2007	2006	2005
Stock option compensation expense:
Time vested stock options	$408	$284	$212
Performance vested stock options	3,047	2,109	850
Restricted stock award amortization	32	10	—

	$3,487	$2,403	$1,062

As of September 30, 2007, there was $3.6 million of total unrecognized compensation cost related to non-vested awards expected to vest, that will be recognized over a weighted-average period of one year.

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

The following table summarizes activity for restricted stock awards for the fiscal year ended September 30, 2007:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at September 30, 2006	2,370	$25.34
Granted	1,820	38.44
Vested	(792)	25.34

Outstanding at September 30, 2007	3,398	$32.20

During the fiscal year ended September 30, 2007, 7,360 shares of commons stock were issued with a weighted-average grant date fair value of $30.55.

At September 30, 2007, 2,608,118 remaining shares were available for award under TD Group’s 2006 stock incentive plan.

2003 Stock Option Plan

Certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. Upon the closing of the Warburg Merger, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holdings. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of common stock of TD Group (after giving effect to the 149.60 for 1.00 stock split effected on March 14, 2006). All rollover options granted were fully vested on the date of grant. In addition to shares of common stock reserved for issuance upon the exercise of rollover options, an aggregate of 5,469,301 shares of TD Group’s common stock are reserved for issuance upon the exercise of new management options. In general, approximately 20% of all new management options vest based on employment service or a change in control. These time vested options have a graded vesting schedule of up to four years. Approximately 80% of all new management options vest (i) based upon the satisfaction of specified performance criteria, which is annual and cumulative EBITDA As Defined targets through 2008, or (ii) upon the occurrence of a change in control if the Investor Group (defined as Warburg Pincus and the other investors who invested in TD Group in connection with the Warburg Merger) receives a minimum specified rate of return. Unless terminated earlier, the options expire ten years from the date of grant.

TD Group has reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, 9,259,865 of which had been issued as of September 30, 2007.

In addition to the stock options issued under the plan covering the Company’s employees, members of the Company’s board of directors have also been granted stock options of TD Group.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Sholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2007	2006	2005
Risk-free interest rate	4.41% to 4.86%	4.21% to 5.09%	3.46% to 4.10%
Expected life of options	4 years	4 years	4 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	30%	0% to 30%	0%

The risk-free interest rate is based upon the three and five-year Treasury bond rates as of the grant date. The average expected life of stock-based awards is based on vesting schedules and contractual terms. Expected volatility of stock was calculated using a rate based upon the historical volatility of publicly traded companies in the Company’s peer group in the aerospace industry. This was used because TD Group’s common stock has only been publicly traded since March 2006. The Company does not pay dividends; thus, no dividend rate assumption is used.

The total fair value of shares vested during fiscal years ending September 30, 2007, 2006, and 2005 was $2.6 million, $2.2 million and $0.7 million, respectively.

Time Vested Stock Options—The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the fiscal year ended September 30, 2007:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	1,062,577	$9.10
Granted	14,000	25.60
Exercised	(85,529)	9.47
Forfeited	(16,956)	14.46

Outstanding at September 30, 2007	974,092	$9.21	6.5 years	$35,554,358

Expected to vest	974,092	$9.21	6.5 years	$35,554,358

Exercisable at September 30, 2007	885,059	$8.49	6.3 years	$32,941,896

Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2007:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	4,250,241	$9.09
Granted	309,000	33.24
Exercised	(312,856)	9.40
Forfeited	(98,376)	17.61

Outstanding at September 30, 2007	4,148,009	$10.66	6.7 years	$145,387,715

Expected to vest	4,148,009	$10.66	6.7 years	$145,387,715

Exercisable at September 30, 2007	2,749,895	$9.03	6.4 years	$100,866,149

Rollover Option Awards—The following table summarizes the activity, pricing and other information for the Company’s rollover option award activity during the fiscal year ended September 30, 2007:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2006	2,788,321	$2.45
Granted	—	—
Exercised	(1,971,417)	2.38
Forfeited	—	—

Outstanding at September 30, 2007	816,904	$2.61	3.1 years	$35,208,562

Expected to vest	816,904	$2.61	3.1 years	$35,208,562

Exercisable at September 30, 2007	816,904	$2.61	3.1 years	$35,208,562

The weighted-average grant date fair value of time and performance options granted during the fiscal years ended September 30, 2007, 2006 and 2005 was $10.16, $4.60 and $1.46, respectively. The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2007, 2006 and 2005 was $73.0 million, $8.5 million and -0-, respectively.

16.	EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share: (in thousands, except per share data)

	Fiscal Years Ended September 30,
	2007	2006	2005
Basic Earnings Per Share Computation:
Net Income	$88,645	$25,117	$34,687

Weighted-average common shares outstanding	45,630	44,415	44,202

Basic earnings per share	$1.94	$0.57	$0.78

Diluted Earnings Per Share Computation:
Net Income	$88,645	$25,117	$34,687

Weighted-average common shares outstanding	45,630	44,415	44,202
Effect of dilutive options outstanding	2,912	2,766	2,342

Total weighted-average shares outstanding	48,542	47,181	46,544

Diluted earnings per share	$1.83	$0.53	$0.75

There were no stock options outstanding at September 30, 2007 that were excluded from the diluted earnings per share computation for the fiscal years ended September 30, 2007 and September 30, 2005. There were approximately 0.1 million stock options outstanding at September 30, 2006 excluded from the diluted earnings per share computation due to the anti-dilutive effect of such options.

17.	LEASES

TransDigm has commitments under operating leases for four manufacturing facilities. The facility leases require annual rental payments ranging from approximately $0.6 million to $2.4 million through December 2015. One of the facility leases is with a company in which one of our executive officers is an owner. The term of the lease is through December 2009, although it may be terminated early under certain circumstances. The monthly base rental payment for the property is $0.1 million. The lease may be renewed for an additional five years, subject to an adjustment to the monthly base rental for the extended period to $0.1 million. TransDigm also leases office space for its corporate headquarters. The office space lease requires rental payments of $0.1 million per year through fiscal 2011.

TransDigm also has commitments under operating leases for vehicles and equipment. Rental expense during the years ended September 30, 2007, 2006 and 2005 was $2.8 million, $2.1 million and $1.9 million, respectively. Future, minimum rental commitments at September 30, 2007 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $3.4 million in fiscal 2008, $3.2 million in fiscal 2009, $2.3 million in fiscal 2010, $1.9 million in fiscal 2011, $1.6 million in fiscal 2012, and $1.7 million thereafter.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities, interest rate swap (see Note 3) and long-term debt. The carrying value of the Company’s cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The Company also believes that the aggregate fair value of its term loans approximates its carrying amount because the interest rates on the debt are reset on a frequent basis to reflect current market rates. The estimated fair value of the Company’s 7 3/4% Senior Subordinated Notes approximated $581 million at September 30, 2007 based upon quoted market prices.

19.	CONTINGENCIES

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

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 30, 2006	Second Quarter Ended March 31, 2007	Third Quarter Ended June 30, 2007	Fourth Quarter Ended September 30, 2007
	(in thousands, except per share amounts)
Year Ended September 30, 2007
Net sales	$122,709	$144,438	$157,613	$168,038
Gross profit	63,634	75,071	82,253	88,074
Net income	20,335	21,514	22,121	24,675
Basic earnings per share	$0.45	$0.48	$0.48	$0.53
Diluted earnings per share	$0.43	$0.45	$0.45	$0.50

	First Quarter Ended December 31, 2005	Second Quarter Ended April 1, 2006	Third Quarter Ended July 1, 2006	Fourth Quarter Ended September 30, 2006
	(in thousands, except per share amounts)
Year Ended September 30, 2006
Net sales	$100,140	$108,276	$110,856	$115,892
Gross profit	49,243	56,477	57,107	58,463
Net income	8,984	14,274	(13,363)	15,222
Basic earnings per share	$0.20	$0.32	$(0.30)	$0.34
Diluted earnings per share	$0.19	$0.30	$(0.30)	$0.32

21.	NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Comprehensive Income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, the Company uses a September 30 measurement date for its defined benefit pension plans. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company’s adoption of this pronouncement did not have a material impact on its consolidated financial position or results of operations.

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

22.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4 % Senior Subordinated Notes (see Note 9) are jointly and severally guaranteed, on a senior subordinated basis, by TransDigm Inc. and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of September 30, 2007 and September 30, 2006 and its statements of income and cash flows for the fiscal years ended September 30, 2007, September 30, 2006 and September 30, 2005.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,117	$97,780	$(2,951)	$—	$105,946
Trade accounts receivable—Net	—	12,644	87,450	—	100,094
Income taxes receivable	—	4,053	419	—	4,472
Inventories	—	17,098	109,665	—	126,763
Deferred income taxes	—	11,967	11,956	—	23,923
Prepaid expenses and other	—	2,582	1,819	—	4,401

Total current assets	11,117	146,124	208,358	—	365,599
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	474,743	1,871,789	198,198	(2,544,730)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	14,758	72,316	—	87,074
GOODWILL	—	11,514	1,236,356	—	1,247,870
TRADEMARKS AND TRADE NAMES	—	19,376	140,051	—	159,427
OTHER INTANGIBLE ASSETS—Net	—	11,156	164,315	—	175,471
DEBT ISSUE COSTS—Net	—	23,026	—	—	23,026
OTHER	—	2,306	280	—	2,586

TOTAL ASSETS	$485,860	$2,100,049	$2,019,874	$(2,544,730)	$2,061,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$7,417	$17,336	$—	$24,753
Accrued liabilities	—	16,995	25,471	—	42,466

Total current liabilities	—	24,412	42,807	—	67,219
LONG-TERM DEBT—Less current portion	—	1,357,854	—	—	1,357,854
DEFERRED INCOME TAXES	(5,606)	121,522	24,335	—	140,251
OTHER NON-CURRENT LIABILITIES	3,915	3,516	747	—	8,178

Total liabilities	(1,691)	1,507,304	67,889	—	1,573,502

STOCKHOLDERS’ EQUITY	487,551	592,745	1,951,985	(2,544,730)	487,551

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$485,860	$2,100,049	$2,019,874	$(2,544,730)	$2,061,053

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$67,891	$524,907	$—	$592,798
COST OF SALES	—	40,750	243,016	—	283,766

GROSS PROFIT	—	27,141	281,891	—	309,032

OPERATING EXPENSES:
Selling and administrative	—	24,256	38,634	—	62,890
Amortization of intangibles	—	624	11,680	—	12,304

Total operating expenses	—	24,880	50,314	—	75,194

INCOME FROM OPERATIONS	—	2,261	231,577	—	233,838
OTHER INCOME (EXPENSES)
Interest expense—Net	—	(70,863)	(20,904)	—	(91,767)
Equity in income of subsidiaries	88,645	131,460	—	(220,105)	—

INCOME BEFORE INCOME TAXES	88,645	62,858	210,673	(220,105)	142,071
INCOME TAX PROVISION (BENEFIT)	—	(25,787)	79,213	—	53,426

NET INCOME	$88,645	$88,645	$131,460	$(220,105)	$88,645

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$88,645	$88,645	$131,460	$(220,105)	$88,645
Adjustments to reconcile net income to net cash provided by operating activities	(86,989)	(95,097)	(14,228)	220,105	23,791

Net cash provided by (used in) operating activities	1,656	(6,452)	117,232	—	112,436

INVESTING ACTIVITIES:
Capital expenditures	—	(2,513)	(7,745)	—	(10,258)
Acquisitions of businesses	—	(511,407)	—	—	(511,407)

Net cash used in investing activities	—	(513,920)	(7,745)	—	(521,665)

FINANCING ACTIVITIES:
Changes in intercompany activities	(24,220)	133,710	(109,490)	—	—
Borrowings under the Senior Secured Credit Facility—net of fees	—	125,423	—	—	125,423
Proceeds from 7 3/4% Senior Subordinated Notes—net of fees	—	296,458	—	—	296,458
Proceeds from exercise of stock options	8,450	—	—	—	8,450
Tax benefit from exercise of stock options	23,627	—	—	—	23,627

Net cash provided by (used in) financing activities	7,857	555,591	(109,490)	—	453,958

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,513	35,219	(3)	—	44,729
CASH AND CASH EQUIVALENTS—
Beginning of year	1,604	62,561	(2,948)	—	61,217

CASH AND CASH EQUIVALENTS—
End of year	$11,117	$97,780	$(2,951)	$—	$105,946

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2006

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$25,117	$43,307	$54,029	$(97,336)	$25,117
Adjustments to reconcile net income to net cash provided by operating activities	(123,014)	(724)	4,343	97,336	(22,059)

Net cash provided by (used in) operating activities	(97,897)	42,583	58,372	—	3,058

INVESTING ACTIVITIES:
Capital expenditures	—	(3,292)	(5,058)	—	(8,350)
Acquisitions of businesses	—	(26,973)	—	—	(26,973)

Net cash used in investing activities	—	(30,265)	(5,058)	—	(35,323)

FINANCING ACTIVITIES:
Changes in intercompany activities	298,072	(243,671)	(54,401)	—	—
Borrowings under Senior Secured Credit Facility— net of fees	—	640,783	—	—	640,783
Proceeds from 7 3/4% Senior Subordinated Notes—net of fees	—	268,754	—	—	268,754
Borrowings under TD Group Loan Facility—net of fees	—	193,752	—	—	193,752
Proceeds from exercise of stock options	1,429	—	—	—	1,429
Repayment of amounts borrowed under former credit facility	—	(289,849)	—	—	(289,849)
Repayment of 8 3/8% senior subordinated notes	—	(425,611)	—	—	(425,611)
Repayment of TD Group Loan Facility	(200,000)	—	—	—	(200,000)
Repayment of 12% senior unsecured promissory notes	—	(199,997)	—	—	(199,997)

Net cash provided by (used in) financing activities	99,501	(55,839)	(54,401)	—	(10,739)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,604	(43,521)	(1,087)	—	(43,004)
CASH AND CASH EQUIVALENTS—
Beginning of year	—	106,082	(1,861)	—	104,221

CASH AND CASH EQUIVALENTS— End of year	$1,604	$62,561	$(2,948)	$—	$61,217

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2005

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$34,687	$60,522	$49,709	$(110,231)	$34,687
Adjustments to reconcile net income to net cash provided by operating activities	(42,088)	(24,020)	1,885	110,231	46,008

Net cash provided by (used in) operating activities	(7,401)	36,502	51,594	—	80,695

INVESTING ACTIVITIES:
Capital expenditures	—	(3,516)	(4,444)	—	(7,960)
Acquisitions of businesses	—	(63,171)	—	—	(63,171)
Purchase of marketable securities	—	(65,374)	—	—	(65,374)
Sale and maturity of marketable securities	—	115,975	—	—	115,975

Net cash used in investing activities	—	(16,086)	(4,444)	—	(20,530)

FINANCING ACTIVITIES:
Changes in intercompany activities	7,401	39,960	(47,361)	—	—
Repayment of amounts borrowed under former credit facility	—	(2,942)	—	—	(2,942)
Payment of license obligation	—	(1,500)	—	—	(1,500)

Net cash provided by (used in) financing activities	7,401	35,518	(47,361)	—	(4,442)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	55,934	(211)	—	55,723
CASH AND CASH EQUIVALENTS—Beginning of year	—	50,148	(1,650)	—	48,498

CASH AND CASH EQUIVALENTS— End of year	$—	$106,082	$(1,861)	$—	$104,221

TRANSDIGM GROUP INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007, SEPTEMBER 30, 2006, AND SEPTEMBER 30, 2005

(Amounts in Thousands)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions from Reserve(1)	Balance at End of Period
Year Ended September 30, 2007
Allowance for doubtful accounts	$1,160	$661	$777	$375	$2,223
Reserve for excess and obsolete inventory	7,894	2,997	6,197	2,621	14,467
Year Ended September 30, 2006
Allowance for doubtful accounts	1,110	627	257	834	1,160
Reserve for excess and obsolete inventory	6,738	2,050	—	894	7,894
Year Ended September 30, 2005
Allowance for doubtful accounts	864	424	78	256	1,110
Reserve for excess and obsolete inventory	6,657	865	728	1,512	6,738

(1)	The amounts in this column represent charge-offs net of recoveries.

EXHIBIT INDEX

TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2007

EXHIBIT NO.	DESCRIPTION
3.42	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.

3.43	Bylaws of Bruce Aerospace, Inc.

3.44	Articles of Incorporation, filed February 6, 2006, of Bruce Industries, Inc.

3.45	Bylaws of Bruce Industries, Inc.

10.13	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of TransDigm Group Incorporated

23.1	Consent of Ernst & Young LLP

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.