Form 10-Q
period 2007-12-29
TransDigm Group INC
filed 2008-02-07
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 29, 2007.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 47,507,973 as of January 25, 2008.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	December 29, 2007	September 30, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$170,315	$105,946
Trade accounts receivable - Net	92,279	100,094
Income taxes receivable	—	4,472
Inventories	128,129	126,763
Deferred income taxes	23,136	23,923
Prepaid expenses and other	3,700	4,401

Total current assets	417,559	365,599

PROPERTY, PLANT AND EQUIPMENT - Net	86,293	87,074
GOODWILL	1,247,753	1,247,870
TRADEMARKS AND TRADE NAMES	159,427	159,427
OTHER INTANGIBLE ASSETS - Net	172,166	175,471
DEBT ISSUE COSTS - Net	22,100	23,026
OTHER	2,654	2,586

TOTAL ASSETS	$2,107,952	$2,061,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,681	$24,753
Accrued liabilities	50,400	42,466
Income taxes payable	7,193	—

Total current liabilities	80,274	67,219
LONG-TERM DEBT	1,357,797	1,357,854
DEFERRED INCOME TAXES	140,552	140,251
OTHER NON-CURRENT LIABILITIES	9,947	8,178

Total liabilities	1,588,570	1,573,502

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 47,397,832 and 47,041,974 at December 29, 2007 and September 30, 2007, respectively	474	470
Additional paid-in capital	340,277	332,522
Retained earnings	181,587	156,312
Accumulated other comprehensive loss	(2,956)	(1,753)

Total stockholders’ equity	519,382	487,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,107,952	$2,061,053

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN WEEK PERIODS ENDED

DECEMBER 29, 2007 AND DECEMBER 30, 2006

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	December 29, 2007	December 30, 2006
NET SALES	$163,136	$122,709

COST OF SALES	75,044	59,075

GROSS PROFIT	88,092	63,634

OPERATING EXPENSES:
Selling and administrative	17,872	12,121
Amortization of intangibles	3,311	1,642

Total operating expenses	21,183	13,763

INCOME FROM OPERATIONS	66,909	49,871

INTEREST EXPENSE - Net	24,507	17,793

INCOME BEFORE INCOME TAXES	42,402	32,078

INCOME TAX PROVISION	15,434	11,743

NET INCOME	$26,968	$20,335

Net earnings per share:
Basic earnings per share	$0.57	$0.45
Diluted earnings per share	$0.54	$0.43

Weighted-average shares outstanding:
Basic	47,223	44,773
Diluted	49,862	47,802

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2007

(Amounts in thousands, except share amounts)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Number of Shares	Par Value

BALANCE, OCTOBER 1, 2007	47,041,974	$470	$332,522	$156,312	$(1,753)	$487,551

FIN 48 adjustment (Note 8)	—	—	—	(1,693)	—	(1,693)
Compensation expense recognized for employee stock options	—	—	1,206	—	—	1,206
Excess tax benefit from exercise of stock options	—	—	5,017	—	—	5,017
Exercise of employee stock options	355,858	4	1,521	—	—	1,525
Restricted stock compensation	—	—	11	—	—	11
Comprehensive income:
Net income	—	—	—	26,968	—	26,968
Interest rate swap	—	—	—	—	(1,254)	(1,254)
Other comprehensive income	—	—	—	—	51	51

Comprehensive income						25,765

BALANCE, DECEMBER 29, 2007	47,397,832	$474	$340,277	$181,587	$(2,956)	$519,382

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 29, 2007	December 30, 2006
OPERATING ACTIVITIES:
Net income	$26,968	$20,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,182	2,551
Amortization of intangibles	3,311	1,642
Amortization of debt issue costs	930	461
Non-cash equity compensation	1,217	806
Deferred income taxes	1,088	2,756
Changes in assets/liabilities, net of effects from acquisition of business:
Trade accounts receivable	7,815	1,025
Inventories	(1,366)	(2,333)
Income taxes receivable/payable	14,362	9,017
Excess tax benefit from exercise of stock options	(5,017)	(1,328)
Other assets	1,310	(1,488)
Accounts payable	(2,072)	344
Accrued and other liabilities	8,500	4,665

Net cash provided by operating activities	60,228	38,453

INVESTING ACTIVITIES:
Capital expenditures	(2,401)	(2,496)
Acquisition of business	—	(45,250)

Net cash used in investing activities	(2,401)	(47,746)

FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	5,017	1,328
Proceeds from exercise of stock options	1,525	1,304

Net cash provided by financing activities	6,542	2,632

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,369	(6,661)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105,946	61,217

CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,315	$54,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$14,390	$12,713

Cash received during the period for income taxes	$780	$72

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEK PERIODS ENDED DECEMBER 29, 2007 AND DECEMBER 30, 2006

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business— TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries, AeroControlex Group, Inc., MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace LLC, Avionic Instruments LLC, Skurka Aerospace Inc., CDA InterCorp LLC, Avtech Corporation, Transicoil LLC, Transicoil (Malaysia) Sendirian Berhad, and Bruce Aerospace, Inc. (collectively, with TD Group and TransDigm Inc., the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, mechanical/electromechanical actuators and controls, gear pumps, engineered connectors, specialized valving, power conditioning devices, engineered latches and cockpit security devices, specialized AC/DC electric motors, lavatory hardware and components, hold open rods and locking devices, aircraft audio systems, NiCad batteries/chargers, and specialized fluorescent lighting and cockpit displays.

TD Group was incorporated on July 8, 2003 under the name TD Holding Corporation by outside investors to acquire control of TransDigm Holding Company (“TransDigm Holdings”) through the Merger described below and had no operations prior to the Merger. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2007 included in its Form 10-K dated November 21, 2007. The September 30, 2007 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 29, 2007 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statements to conform to the current year classifications.

3.	NEW ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact of SFAS 141(R) on its consolidated financial position or results of operations.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN 48 on October 1, 2007. See Note 8.

4.	ACQUISITIONS

Bruce—On August 10, 2007, pursuant to an asset purchase agreement among TransDigm Inc., Bruce Industries, Inc. and the shareholders of Bruce Industries, Inc., Bruce Aerospace, Inc. (“Bruce”), a newly formed wholly-owned subsidiary of TransDigm Inc., acquired certain assets and assumed certain liabilities of Bruce Industries, Inc. for $35.5 million in cash, net of a purchase price adjustment of $0.2 million received in February 2008. Additionally, in accordance with the purchase agreement, the Company recorded a contingent liability based upon earnings before income taxes, depreciation and amortization related to the sale of certain part numbers for a period of three years following the closing. Bruce designs and manufactures specialized fluorescent lighting used in the aircraft industry. The proprietary nature, established positions, and aftermarket content fit well with TransDigm’s overall direction.

The Company accounted for the acquisition of Bruce as a purchase and included the results of operations of Bruce in its consolidated financials statements from the date of acquisition. The Company is in the process of obtaining a third-party valuation of certain intangible assets of Bruce; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. The Company expects that the $25.6 million of goodwill recognized for the acquisition will be deductible for tax purposes.

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

The purchase price consideration and costs associated with the acquisition of $430.1 million were funded through additional borrowings under our senior secured credit facility of $125.4 million (net of fees of $4.6 million), the proceeds from the issuance by TransDigm Inc. of additional senior subordinated notes of $296.5 million (net of fees of $6.5 million) and the use of $8.2 million of our available cash balances.

The Company accounted for the acquisition of ATI as a purchase and included the results of operations of ATI in its consolidated financials statements from the date of acquisition. The Company obtained a preliminary third-party valuation of certain tangible and intangible assets of ATI; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. The Company expects that substantially all of the $308.6 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the acquisition of ATI had occurred at the beginning of the period ended (in thousands, except the per share amount):

Thirteen Weeks Ended December 30, 2006
Net sales	$151,017
Operating income	54,020
Net income	17,627

Diluted earnings per share	$0.37

These pro forma results of operations included the effects of the: (i) inventory purchase accounting adjustments that were charged to cost of sales as the inventory that was on hand as of the date of the acquisition was sold, (ii) additional amortization expense that was recognized from the identifiable intangible assets recorded in accounting for the acquisition, (iii) a reduction in depreciation expense that resulted from the write-down of the carrying value of certain real property to fair value in accounting for the acquisition, and (iv) additional interest expense that resulted from the Company’s increased indebtedness from the acquisition. This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

CDA – On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp (“CDA”) for $45.7 million in cash. CDA designs and manufacturers specialized controllable drive actuators, motors, transducers, and gearing. The products are consistent with TransDigm’s recent acquisition of similar product lines. Goodwill of $34.3 million recognized in accounting for the acquisition will not be deductible for tax purposes.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	December 29, 2007	September 30, 2007
Work-in-progress and finished goods	$72,419	$68,287
Raw materials and purchased component parts	70,530	72,943

Total	142,949	141,230
Reserve for excess and obsolete inventory	(14,820)	(14,467)

Inventories - net	$128,129	$126,763

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$168,003	$21,092	$146,911
License agreement	9,373	2,343	7,030
Trade secrets	18,462	2,638	15,824
Patented technology	1,610	791	819
Order backlog	14,977	14,425	552
Other	1,600	570	1,030

Total	$214,025	$41,859	$172,166

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$168,003	$19,178	$148,825
License agreement	9,373	2,211	7,162
Trade secrets	18,462	2,429	16,033
Patented technology	1,604	746	858
Order backlog	14,977	13,471	1,506
Other	1,600	513	1,087

Total	$214,019	$38,548	$175,471

The total carrying amount of identifiable intangible assets not subject to amortization consists of $159.4 million of trademarks and trade names at December 29, 2007 and September 30, 2007.

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended December 29, 2007 and December 30, 2006 was approximately $3.3 million and $1.6 million, respectively. The estimated amortization expense for fiscal 2008 is $10.9 million and for each of the five succeeding years 2009 through 2013 is $9.3 million, $9.3 million, $9.3 million, $9.1 million and $9.1 million, respectively.

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to five years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirteen Week Periods Ended
	December 29, 2007	December 30, 2006
Liability balance at beginning of period	$4,624	$2,472
Accruals for warranties issued	623	417
Warranty costs incurred	(431)	(343)

Liability balance at end of period	$4,816	$2,546

8.	INCOME TAXES

At the end of each reporting period, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. The Company recorded an income tax provision of $15.4 million in the thirteen week period ended December 29, 2007 compared to $11.7 million in the prior year period. The effective tax rate for the thirteen week period ended December 29, 2007 was 36.4% compared to 36.6% for the comparable period in the prior year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various state jurisdictions. Effective October 1, 2007, the Company adopted the provisions of FIN 48. In accordance with FIN 48, the Company recognized a cumulative-effect adjustment of $1.7 million increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the October 1, 2007 balance of retained earnings.

At October 1, 2007, the Company had $3.2 million in unrecognized tax benefits, the recognition of which would have an effect of $2.4 million on the effective tax rate. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At October 1, 2007, the Company had accrued $0.7 million for the potential payment of interest and penalties.

As of December 29, 2007, the Company is subject to a U.S. Federal income tax examination for fiscal years 2004 through 2006. In addition, the Company is subject to state and local income tax examinations for fiscal years 2003 through 2006.

There were no significant changes to any of these amounts during the first quarter of fiscal 2008.

9.	EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

	December 29, 2007	December 30, 2006
Basic Earnings Per Share Computation:

Net income	$26,968	$20,335

Weighted-average shares outstanding	47,223	44,773

Basic earnings per share	$0.57	$0.45

Diluted Earnings Per Share Computation:

Net income	$26,968	$20,335

Weighted-average shares outstanding	47,223	44,773
Effect of dilutive options outstanding (1)	2,639	3,029

Total weighted-average shares outstanding	49,862	47,802

Diluted earnings per share	$0.54	$0.43

(1)

Stock options totaling -0- and 0.1 million outstanding at December 29, 2007 and December 30, 2006, respectively, were excluded from the diluted earnings per share computation for the thirteen weeks ended December 29, 2007 and December 30, 2006, respectively, due to the anti-dilutive effect of such options.

10.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4 % senior subordinated notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of December 29, 2007 and September 30, 2007 and its statements of operations and cash flows for the thirteen week periods ended December 29, 2007 and December 30, 2006.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 29, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,367	$159,941	$(3,993)	$—	$170,315
Trade accounts receivable - Net	—	11,326	81,180	(227)	92,279
Inventories	—	18,199	110,097	(167)	128,129
Deferred income taxes	—	23,136	—	—	23,136
Prepaid expenses and other	—	914	2,786	—	3,700

Total current assets	14,367	213,516	190,070	(394)	417,559

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	503,844	1,846,517	273,924	(2,624,285)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	14,453	71,840	—	86,293

GOODWILL	—	43,576	1,204,177	—	1,247,753

TRADEMARKS AND TRADE NAMES	—	19,376	140,051	—	159,427

OTHER INTANGIBLE ASSETS - Net	—	11,009	161,157	—	172,166

DEBT ISSUE COSTS - Net	—	22,100	—	—	22,100

OTHER	—	2,302	352	—	2,654

TOTAL ASSETS	$518,211	$2,172,849	$2,041,571	$(2,624,679)	$2,107,952

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$6,528	$16,379	$(226)	$22,681
Accrued liabilities	—	28,562	21,838	—	50,400
Income taxes payable	—	7,193	—	—	7,193

Total current liabilities	—	42,283	38,217	(226)	80,274

LONG-TERM DEBT	—	1,357,797	—	—	1,357,797

DEFERRED INCOME TAXES	(5,606)	146,158	—	—	140,552
OTHER NON-CURRENT LIABILITIES	4,435	4,765	747	—	9,947

Total liabilities	(1,171)	1,551,003	38,964	(226)	1,588,570

STOCKHOLDERS’ EQUITY	519,382	621,846	2,002,607	(2,624,453)	519,382

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$518,211	$2,172,849	$2,041,571	$(2,624,679)	$2,107,952

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,117	$97,780	$(2,951)	$—	$105,946
Trade accounts receivable - Net	—	12,644	87,450	—	100,094
Income taxes receivable	—	4,053	419	—	4,472
Inventories	—	17,098	109,665	—	126,763
Deferred income taxes	—	11,967	11,956	—	23,923
Prepaid expenses and other	—	2,582	1,819	—	4,401

Total current assets	11,117	146,124	208,358	—	365,599

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	474,743	1,871,789	198,198	(2,544,730)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	14,758	72,316	—	87,074

GOODWILL	—	11,514	1,236,356	—	1,247,870

TRADEMARKS AND TRADE NAMES	—	19,376	140,051	—	159,427

OTHER INTANGIBLE ASSETS - Net	—	11,156	164,315	—	175,471

DEBT ISSUE COSTS - Net	—	23,026	—	—	23,026

OTHER	—	2,306	280	—	2,586

TOTAL ASSETS	$485,860	$2,100,049	$2,019,874	$(2,544,730)	$2,061,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$7,417	$17,336	$—	$24,753
Accrued liabilities	—	16,995	25,471	—	42,466

Total current liabilities	—	24,412	42,807	—	67,219

LONG-TERM DEBT	—	1,357,854	—	—	1,357,854

DEFERRED INCOME TAXES	(5,606)	121,522	24,335	—	140,251

OTHER NON-CURRENT LIABILITIES	3,915	3,516	747	—	8,178

Total liabilities	(1,691)	1,507,304	67,889	—	1,573,502

STOCKHOLDERS’ EQUITY	487,551	592,745	1,951,985	(2,544,730)	487,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$485,860	$2,100,049	$2,019,874	$(2,544,730)	$2,061,053

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$16,604	$146,967	$(435)	$163,136

COST OF SALES	—	10,558	64,753	(267)	75,044

GROSS PROFIT	—	6,046	82,214	(168)	88,092

OPERATING EXPENSES:
Selling and administrative	—	5,843	12,029	—	17,872
Amortization of intangibles	—	156	3,155	—	3,311

Total operating expenses	—	5,999	15,184	—	21,183

INCOME FROM OPERATIONS	—	47	67,030	(168)	66,909

OTHER INCOME (EXPENSES):
Interest expense - net	—	(17,220)	(7,287)	—	(24,507)
Equity in income of subsidiaries	26,968	37,828	—	(64,796)	—

INCOME BEFORE INCOME TAXES	26,968	20,655	59,743	(64,964)	42,402

INCOME TAX PROVISION (BENEFIT)	—	(6,313)	21,747	—	15,434

NET INCOME	$26,968	$26,968	$37,996	$(64,964)	$26,968

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 30, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$14,608	$108,101	$—	$122,709

COST OF SALES	—	8,449	50,626	—	59,075

GROSS PROFIT	—	6,159	57,475	—	63,634

OPERATING EXPENSES:
Selling and administrative	—	5,581	6,540	—	12,121
Amortization of intangibles	—	156	1,486	—	1,642

Total operating expenses	—	5,737	8,026	—	13,763

INCOME FROM OPERATIONS	—	422	49,449	—	49,871

OTHER INCOME (EXPENSES):
Interest expense - net	—	(16,212)	(1,581)	—	(17,793)
Equity in income of subsidiaries	20,335	31,024	—	(51,359)	—

INCOME BEFORE INCOME TAXES	20,335	15,234	47,868	(51,359)	32,078

INCOME TAX PROVISION (BENEFIT)	—	(5,101)	16,844	—	11,743

NET INCOME	$20,335	$20,335	$31,024	$(51,359)	$20,335

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$26,968	$26,968	$37,996	$(64,964)	$26,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(26,453)	(12,118)	6,867	64,964	33,260

Net cash provided by operating activities	515	14,850	44,863	—	60,228

INVESTING ACTIVITIES:
Capital expenditures	—	(197)	(2,204)	—	(2,401)

Net cash used in investing activities	—	(197)	(2,204)	—	(2,401)

FINANCING ACTIVITIES:
Changes in intercompany activities	(3,807)	47,508	(43,701)	—	—
Tax benefit from exercise of stock options	5,017	—	—	—	5,017
Proceeds from exercise of stock options	1,525	—	—	—	1,525

Net cash provided by (used in) financing activities	2,735	47,508	(43,701)	—	6,542

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,250	62,161	(1,042)	—	64,369

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,367	$159,941	$(3,993)	$—	$170,315

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 30, 2006

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$20,335	$20,335	$31,024	$(51,359)	$20,335
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(21,550)	(15,310)	3,619	51,359	18,118

Net cash provided by (used in) operating activities	(1,215)	5,025	34,643	—	38,453

INVESTING ACTIVITIES:
Capital expenditures	—	(481)	(2,015)	—	(2,496)
Acquisition of business	—	(45,250)	—	—	(45,250)

Net cash used in investing activities	—	(45,731)	(2,015)	—	(47,746)

FINANCING ACTIVITIES:
Changes in intercompany activities	(460)	32,346	(31,886)	—	—
Excess tax benefit from exercise of stock options	1,328	—	—	—	1,328
Proceeds from exercise of stock options	1,304	—	—	—	1,304

Net cash provided by (used in) financing activities	2,172	32,346	(31,886)	—	2,632

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	957	(8,360)	742	—	(6,661)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,604	62,561	(2,948)	—	61,217

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,561	$54,201	$(2,206)	$—	$54,556

*    *     *    *    *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with TD Group’s consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. References in this section to “TransDigm,” “the Company,” “we,” “us,” “our,” and similar references refer to TD Group, TransDigm Inc. and TransDigm Inc.’s subsidiaries, unless the context otherwise indicates. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: future terrorist attacks; a decrease in flight hours and our customers’ profitability, both of which are affected by general economic conditions; our substantial indebtedness; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier; failure to maintain government or industry approvals; the pricing review by the Department of Defense Office of Inspector General to which certain of our divisions and subsidiaries have been subject; failure to complete or successfully integrate acquisitions; future sales of our common stock in the public market caused by the substantial amount of stock held by our affiliates; and other factors. Please refer to the other information included in this Quarterly Report on Form 10-Q and to the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.

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

For the first quarter of fiscal 2008, we generated net sales of $163.1 million and net income of $27.0 million. EBITDA As Defined was $75.9 million, or 46.5% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

Certain Acquisitions

Bruce Acquisition

On August 10, 2007, pursuant to an asset purchase agreement among TransDigm Inc., Bruce Industries and the shareholders of Bruce Industries, Bruce Aerospace, Inc., a newly formed wholly-owned subsidiary of TransDigm Inc., acquired certain assets and assumed certain liabilities of Bruce Industries for approximately $35.5 million in cash. Bruce designs and manufactures specialized fluorescent lighting used in the aircraft industry. The proprietary nature, established positions, and aftermarket content fit well with our overall business direction.

ATI Acquisition

On February 7, 2007, TransDigm Inc. acquired all of the outstanding stock of Aviation Technologies, Inc. (“ATI”) for approximately $430.1 million in cash. ATI consists of two primary operating units that service the commercial and military aerospace markets – Avtech and ADS/Transicoil. Avtech is a leading supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a leading supplier of displays, clocks, brushless motors and related components and instruments. Through Avtech and ADS/Transicoil, ATI manufactures proprietary products for the aerospace industry with broad platform positions and high aftermarket content, all of which fit well with TransDigm’s overall direction.

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

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 29, 2007	December 30, 2006
Net Income	$27.0	$20.3
Adjustments:
Depreciation and amortization expense	6.5	4.2
Interest expense, net	24.5	17.8
Income tax provision	15.4	11.8

EBITDA(1)	73.4	54.1
Adjustments:
Acquisition-related costs(2)	0.8	0.9
Non-cash compensation and deferred compensation costs(3)	1.7	1.3

EBITDA As Defined (1)	$75.9	$56.3

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs, non-cash compensation and deferred compensation charges, and acquisition earnout costs.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2007. There has been no significant change to our critical accounting policies during the thirteen week period ended December 29, 2007.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week
	Periods Ended
	December 29,	December 30,
	2007	2006
Net sales	100%	100%

Cost of Sales	46	48
Selling and administrative expenses	11	10
Amortization of intangibles	2	1

Income from operations	41	41
Interest expense - net	15	14
Income tax provision	9	10

Net income	17%	17%

Changes in Results of Operations

Thirteen week period ended December 29, 2007 compared with the thirteen week period ended December 30, 2006.

•

Net Sales. Net sales increased by $40.4 million, or 32.9%, to $163.1 million for the quarter ended December 29, 2007, from $122.7 million for the comparable quarter last year. Sales growth excluding acquisitions was $9.2 million and represented a 7.5% increase over the prior year. This organic growth rate was negatively impacted by a $2.6 million one-time commercial aftermarket shipment made in the prior-year quarter. The organic sales growth was primarily due to (i) an increase of $4.7 million in defense sales (ii) an increase of $3.1 in commercial aftermarket sales due to the continuing growth in the worldwide commercial aerospace market, and (iii) an increase of $1.4 million of commercial OEM sales resulting primarily from an increase in production rates from The Boeing Company and Airbus S.A.S. and related OEM system suppliers. The remaining $31.2 million of the increase resulted from the acquisitions of ATI and Bruce which were not owned in the comparable quarter last year.

•

Cost of Sales. Cost of sales increased by $15.9 million, or 27.0%, to $75.0 million for the quarter ended December 29, 2007 from $59.1 million for the comparable quarter last year primarily due to the increase volume associated with the higher net sales of $40.4 million discussed above. Cost of sales as a percentage of sales decreased to 46.0% for the thirteen week period ended December 29, 2007 from 48.1% for the thirteen week period ended December 30, 2006. Cost of sales as a percentage of net sales decreased by approximately two percentage points, which was due primarily to the strength of the Company’s proprietary products, continued productivity efforts and, to a lesser extent, favorable product mix on the increase in defense and commercial aftermarket sales.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $5.8 million to $17.9 million, or 11.0% of sales, for the quarter ended December 29, 2007 from $12.1 million, or 9.9% of sales, for the comparable quarter last year. This increase was primarily due to the higher sales discussed above and an increase in research and development expenses relating to the Boeing 787 and other new programs of $2.7 million, or 1.6% of net sales.

•

Amortization of Intangibles. Amortization of intangibles increased by $1.7 million to $3.3 million for the quarter ended December 29, 2007 from $1.6 million for the comparable quarter last year. The increase of $1.7 million was primarily due to the additional identifiable intangible assets recognized in connection with the acquisitions of ATI and Bruce, of which $0.7 million related to order backlog amortization that is amortized over 12 months.

•

Interest Expense-net. Interest expense increased $6.7 million, or 37.7%, to $24.5 million for the quarter ended December 29, 2007 from $17.8 million for the comparable quarter last year as a result of an increase in our outstanding borrowings of approximately $430 million related to the acquisition of ATI, partially offset by higher interest income of $1.4 million. The Company’s weighted average level of outstanding borrowings increased to approximately $1.36 billion for the quarter ended December 29, 2007 from approximately $0.93 billion during the comparable quarter last year while the average interest rate was approximately 7.5% during both the quarter ended December 29, 2007 and the comparable quarter last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 36.4% for the quarter ended December 29, 2007 compared to 36.6% for the quarter ended December 30, 2006.

•

Net Income. Net income increased $6.7 million, or 32.6%, to $27.0 million for the first quarter of fiscal 2008 compared to $20.3 million for the first quarter of fiscal 2007, primarily as a result of the factors referred to above.

Backlog

As of December 29, 2007, the Company estimated its sales order backlog at $374.8 million compared to an estimated $261.6 million as of December 30, 2006. This increase in backlog is due to the purchase orders acquired in connection with the acquisitions of ATI and Bruce, discussed above, totaling approximately $60.8 million and an increase in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of December 29, 2007 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 29, 2007 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Currency Exchange Rate Risk

We manufacture substantially all of our products in the United States; however, as result of our ATI acquisition, some of our products are manufactured in Malaysia. We sell our products in the United States, as well as in foreign countries. Substantially all of our foreign sales are transacted in U.S. dollars and, therefore, we have no material exposure to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar as a result of foreign sales. In addition the amount of components or other raw materials or supplies that we purchase from foreign suppliers, including our Malaysian manufacturing subsidiary, are not material, with substantially all such transactions being made in U.S. dollars. Accordingly, we have no material exposure to currency fluctuations in the rate of exchange between foreign currencies and the U.S. dollar arising from these transactions.

Liquidity and Capital Resources

Operating Activities. The Company generated $60.2 million of cash from operating activities during the thirteen week period ended December 29, 2007 compared to $38.5 million during the thirteen week period ended December 30, 2006. The increase of $21.7 million was primarily due to higher net income and favorable changes in working capital for the thirteen week period ended December 29, 2007.

Investing Activities. Cash used in investing activities was $2.4 million during thirteen week period ended December 29, 2007 consisting of capital expenditures. Cash used in investing activities was $47.8 million during thirteen week period ended December 30, 2006 consisting of capital expenditures of $2.5 million and the acquisition of CDA for $45.3 million.

Financing Activities. Cash provided by financing activities during the thirteen week period ended December 29, 2007 was $6.5 million compared to $2.6 million during the thirteen week period ended December 30, 2006. Cash provided by financing activities during the thirteen week periods ended December 29, 2007 and December 30, 2006 related to the exercise of stock options of $6.5 million and $2.6 million, respectively.

Description of Current Senior Secured Credit Facility and Indenture

The senior secured credit facility (“Senior Secured Credit Facility”) consists of a $780 million term loan facility, which is fully drawn, and a $200 million revolving loan facility. At December 29, 2007, $198.9 million of the revolving credit facility was available. The term loan facility will mature in June 2013 and is not subject to interim scheduled amortization, but is subject to certain prepayment requirements.

TransDigm Inc. entered into a three year interest rate swap in June 2006 with Credit Suisse for an initial notional amount of $187 million at a fixed rate of 7.6%. The notional amount decreased to $170 million on September 23, 2007 and will decrease to $150 million on September 23, 2008. In January 2008, TransDigm Inc. entered into an additional three year interest rate swap with Credit Suisse for a notional amount of $300 million at a fixed rate of 5.0%. As a result of these interest rate swaps, the interest rates on TransDigm’s total debt are approximately 75% fixed and 25% variable.

TransDigm Inc. issued $575 million aggregate principal amount of 7 3 /4% senior subordinated notes (“7 3/4% Senior Subordinated Notes”). Such notes do not require principal payments prior to their maturity in July 2014.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact of SFAS 141(R) on its consolidated financial position or results of operations

In July 2006, the FASB issued FIN 48. FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN 48 on October 1, 2007. See Note 8 in Notes to Condensed Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At December 29, 2007, we had borrowings under our Senior Secured Credit Facility of $780 million that were subject to interest rate risk. Borrowings under our Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Senior Secured Credit Facility by approximately $7.8 million based on the amount of outstanding borrowings at December 29, 2007. The weighted average interest rate on the $780 million of borrowings under our Senior Secured Credit Facility on December 29, 2007 was 6.86%.

At December 29, 2007, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through June 23, 2009 for the notional amount of $170 million, which will decrease to $150 million on September 23, 2008 through June 23, 2009. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At December 29, 2007, the fair value of the interest rate swap agreement was a liability of $4.1 million.

Because the interest rates on borrowings under our Senior Secured Credit Facility vary with market conditions, the amount of outstanding borrowings under our Senior Secured Credit Facility approximates the fair value of the indebtedness. The fair value of the

$575 million aggregate principal amount of our 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $581 million at December 29, 2007 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 29, 2007, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirteen week period ending December 29, 2007 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. There have been no material changes to the risk factors set forth therein.

ITEM 6.	Exhibits

10.1	Employment Agreement, dated January 1, 1998, between Chris Anderson and Avtech Corporation.

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	February 7, 2008
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Chief Financial Officer and	February 7, 2008
Gregory Rufus	Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED DECEMBER 29, 2007

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement, dated January 1, 1998, between Chris Anderson and Avtech Corporation.

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.