Form 10-Q
period 2008-03-29
TransDigm Group INC
filed 2008-05-08
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 29, 2008.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 47,882,903 as of April 25, 2008.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	March 29, 2008	September 30, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$193,987	$105,946
Trade accounts receivable – Net	101,415	100,094
Income taxes receivable	371	4,472
Inventories	128,524	126,763
Deferred income taxes	21,624	23,923
Prepaid expenses and other	3,784	4,401

Total current assets	449,705	365,599

PROPERTY, PLANT AND EQUIPMENT - Net	84,857	87,074
GOODWILL	1,248,998	1,247,870
TRADEMARKS AND TRADE NAMES	159,427	159,427
OTHER INTANGIBLE ASSETS - Net	169,363	175,471
DEBT ISSUE COSTS - Net	21,169	23,026
OTHER	2,649	2,586

TOTAL ASSETS	$2,136,168	$2,061,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,860	$24,753
Accrued liabilities	38,760	42,466

Total current liabilities	63,620	67,219

LONG-TERM DEBT	1,357,465	1,357,854
DEFERRED INCOME TAXES	140,890	140,251
OTHER NON-CURRENT LIABILITIES	18,669	8,178

Total liabilities	1,580,644	1,573,502

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 47,790,461 and 47,041,974 at March 29, 2008 and September 30, 2007, respectively	478	470
Additional paid-in capital	348,867	332,522
Retained earnings	213,757	156,312
Accumulated other comprehensive loss	(7,578)	(1,753)

Total stockholders’ equity	555,524	487,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,136,168	$2,061,053

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 29, 2008 AND MARCH 31, 2007

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
NET SALES	$175,285	$144,438	$338,421	$267,147

COST OF SALES	81,366	69,367	156,410	128,442

GROSS PROFIT	93,919	75,071	182,011	138,705

OPERATING EXPENSES:
Selling and administrative	18,360	14,586	36,232	26,707
Amortization of intangibles	2,783	3,368	6,094	5,010

Total operating expenses	21,143	17,954	42,326	31,717

INCOME FROM OPERATIONS	72,776	57,117	139,685	106,988

INTEREST EXPENSE - Net	24,015	22,603	48,522	40,396

INCOME BEFORE INCOME TAXES	48,761	34,514	91,163	66,592

INCOME TAX PROVISION	16,591	13,000	32,025	24,743

NET INCOME	$32,170	$21,514	$59,138	$41,849

Net earnings per share:

Basic earnings per share	$0.68	$0.48	$1.25	$0.93

Diluted earnings per share	$0.64	$0.45	$1.18	$0.87

Weighted-average shares outstanding:
Basic	47,605	44,972	47,415	44,872

Diluted	50,037	48,000	49,952	47,897

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2008

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value
BALANCE, OCTOBER 1, 2007	47,041,974	$470	$332,522	$156,312	$(1,753)	$487,551

FIN 48 adjustment (Note 8)	—	—	—	(1,693)	—	(1,693)
Compensation expense recognized for employee stock options	—	—	2,211	—	—	2,211
Excess tax benefit from exercise of stock options	—	—	10,184	—	—	10,184
Common stock issued	2,201	—	83	—	—	83

Exercise of employee stock options	746,286	8	3,859	—	—	3,867
Restricted stock compensation	—	—	8	—	—	8
Comprehensive income/(loss):
Net income	—	—	—	59,138	—	59,138
Interest rate swap	—	—	—	—	(5,945)	(5,945)
Other comprehensive income	—	—	—	—	120	120

Comprehensive income						53,313

BALANCE, MARCH 29, 2008	47,790,461	$478	$348,867	$213,757	$(7,578)	$555,524

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	March 29, 2008	March 31, 2007
OPERATING ACTIVITIES:
Net income	$59,138	$41,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,400	5,418
Amortization of intangibles	6,094	5,010
Amortization of debt issue costs and note premium	1,472	1,306
Non-cash equity compensation	2,219	1,459
Deferred income taxes	2,938	2,904
Changes in assets/liabilities, net of effects from acquisition of businesses:
Trade accounts receivable	(1,321)	(8,486)
Inventories	(1,761)	(6,332)
Income taxes receivable/payable	14,285	12,760
Excess tax benefit from exercise of stock options	(10,184)	(2,859)
Other assets	278	(2,891)
Accounts payable	107	1,817
Accrued and other liabilities	(1,492)	3,445

Net cash provided by operating activities	78,173	55,400

INVESTING ACTIVITIES:
Capital expenditures	(4,183)	(4,205)
Acquisition of businesses	—	(475,705)

Net cash used in investing activities	(4,183)	(479,910)

FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated notes, net of fees	—	297,029
Borrowings under senior secured credit facility, net of fees	—	125,482
Excess tax benefit from exercise of stock options	10,184	2,859
Proceeds from exercise of stock options	3,867	2,718

Net cash provided by financing activities	14,051	428,088

NET INCREASE IN CASH AND CASH EQUIVALENTS	88,041	3,578

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105,946	61,217

CASH AND CASH EQUIVALENTS, END OF PERIOD	$193,987	$64,795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$50,697	$38,329

Cash paid during the period for income taxes	$13,602	$7,670

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED MARCH 29, 2008 AND MARCH 31, 2007

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business – TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., believes it is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries, AeroControlex Group, Inc., MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace LLC, Avionic Instruments LLC, Skurka Aerospace Inc., CDA InterCorp LLC, Avtech Corporation, Transicoil LLC, Transicoil (Malaysia) Sendirian Berhad, and Bruce Aerospace, Inc. (collectively, with TD Group and TransDigm Inc., the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, mechanical/electromechanical actuators and controls, gear pumps, engineered connectors, specialized valving, power conditioning devices, engineered latches and cockpit security devices, specialized AC/DC electric motors, lavatory hardware and components, hold open rods and locking devices, aircraft audio systems, NiCad batteries/chargers, and specialized fluorescent lighting and cockpit displays.

TD Group was incorporated on July 8, 2003 under the name TD Holding Corporation by outside investors to acquire control of TransDigm Holding Company (“TransDigm Holdings”) through the Merger described below and had no operations prior to the Merger. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc.

Merger – On July 22, 2003, an entity formed by Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) merged with and into TransDigm Holdings, with TransDigm Holdings continuing as the surviving corporation as a wholly-owned subsidiary of a newly formed corporation controlled by Warburg Pincus, TD Group (the “Merger”).

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2007 included in its Form 10-K dated November 21, 2007. The September 30, 2007 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statements to conform to the current year classifications.

3.	NEW ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the provisions of FAS 161 on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS

141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact of SFAS 141(R) on its consolidated financial position or results of operations.

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

Bruce – On August 10, 2007, pursuant to an asset purchase agreement among TransDigm Inc., Bruce Industries, Inc. and the shareholders of Bruce Industries, Inc., Bruce Aerospace, Inc. (“Bruce”), a newly formed wholly-owned subsidiary of TransDigm Inc., acquired certain assets and assumed certain liabilities of Bruce Industries, Inc. for $35.5 million in cash, net of a purchase price adjustment of $0.2 million received in February 2008. Additionally, in accordance with the purchase agreement, the Company recorded a contingent liability based upon earnings before income taxes, depreciation and amortization related to the sale of certain part numbers for a period of three years following the closing. Bruce designs and manufactures specialized fluorescent lighting used in the aerospace industry. The proprietary nature, established positions, and aftermarket content fit well with TransDigm’s overall direction.

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

The purchase price consideration and costs associated with the acquisition of $430.1 million were funded through additional borrowings under our senior secured credit facility of $125.4 million (net of fees of $4.6 million), the proceeds from the issuance by TransDigm Inc. of additional senior subordinated notes of $296.5 million (net of fees of $6.5 million) and the use of $8.2 million of our available cash balances. The Company expects that substantially all of the $310.0 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the acquisition of ATI had occurred at the beginning of the periods ended (in thousands, except per share data):

	Thirteen Weeks Ended March 31, 2007	Twenty-Six Weeks Ended March 31, 2007
Net sales	$153,845	$304,862
Operating income	30,914	84,934
Net income	1,116	18,743

Diluted earnings per share	$0.02	$0.39

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

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods. Inventories consist of the following (in thousands):

	March 29, 2008	September 30, 2007
Work-in-progress and finished goods	$75,084	$68,287
Raw materials and purchased component parts	68,289	72,943

Total	143,373	141,230
Reserve for excess and obsolete inventory	(14,849)	(14,467)

Inventories - net	$128,524	$126,763

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	March 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$168,003	$23,011	$144,992
License agreement	9,373	2,476	6,897
Trade secrets	18,462	2,848	15,614
Patented technology	1,590	836	754
Order backlog	14,977	14,843	134
Other	1,600	628	972

Total	$214,005	$44,642	$169,363

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$168,003	$19,178	$148,825
License agreement	9,373	2,211	7,162
Trade secrets	18,462	2,429	16,033
Patented technology	1,604	746	858
Order backlog	14,977	13,471	1,506
Other	1,600	513	1,087

Total	$214,019	$38,548	$175,471

The total carrying amount of identifiable intangible assets not subject to amortization consists of $159.4 million of trademarks and trade names at March 29, 2008 and September 30, 2007.

The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended March 29, 2008 and March 31, 2007 was approximately $6.1 million and $5.0 million, respectively. The estimated amortization expense for fiscal 2008 is $11.0 million and for each of the five succeeding years 2009 through 2013 is $9.3 million, $9.3 million, $9.3 million, $9.1 million and $9.1 million, respectively.

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to five years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Twenty-Six Week Periods Ended
	March 29, 2008	March 31, 2007
Liability balance at beginning of period	$4,624	$2,472
Accruals for warranties issued	930	639
Warranty costs incurred	(796)	(705)
Acquisitions	—	1,593

Liability balance at end of period	$4,758	$3,999

8.	INCOME TAXES

At the end of each reporting period, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. The Company recorded an income tax provision of $16.6 million in the thirteen week period ended March 29, 2008 compared to $13.0 million in the prior year period. The effective tax rate for the thirteen week period ended March 29, 2008 was 34.0% compared to 37.7% for the comparable period in the prior year. The lower effective tax rate was primarily due to the favorable resolution of a prior year state tax refund claim of $0.9 million that reduced the effective tax rate for the quarter ended March 29, 2008 by approximately two percentage points. Also contributing to the lower effective tax rate was a reduction in state and local taxes.

The Company recorded an income tax provision of $32.0 million in the twenty-six week period ended March 29, 2008 compared to $24.7 million in the prior year period. The effective tax rate for the twenty-six week period ended March 29, 2008 was 35.1% compared to 37.2% for the comparable period in the prior year. The lower effective tax rate was due to a reduction in state and local taxes and the favorable resolution of a prior year state tax refund claim of $0.9 million.

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

As of March 29, 2008, the Company is subject to a U.S. Federal income tax examination for fiscal years 2004 through 2006. In addition, the Company is subject to state and local income tax examinations for fiscal years 2003 through 2006.

There were no significant changes to any of these amounts during the twenty-six week period ended March 29, 2008.

9.	EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Basic Earnings Per Share Computation:

Net income	$32,170	$21,514	$59,138	$41,849

Weighted-average shares outstanding	47,605	44,972	47,415	44,872

Basic earnings per share	$0.68	$0.48	$1.25	$0.93

Diluted Earnings Per Share Computation:

Net income	$32,170	$21,514	$59,138	$41,849

Weighted-average shares outstanding	47,605	44,972	47,415	44,872
Effect of dilutive options outstanding	2,432	3,028	2,537	3,025

Total weighted-average shares outstanding	50,037	48,000	49,952	47,897

Diluted earnings per share	$0.64	$0.45	$1.18	$0.87

Stock options outstanding at March 29, 2008 and March 31, 2007 that were excluded from the diluted earnings per share computation for the thirteen and twenty-six week periods ended March 29, 2008 and March 31, 2007, due to the anti-dilutive effect of such options, were immaterial.

10.	SUBSEQUENT EVENT

On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $83 million in cash. The transaction was funded through the use of the Company’s existing cash balances. CEF is a designer and manufacturer of specialized and highly engineered actuators, compressors, pumps and related components for the aerospace market, all of which fit well with TransDigm’s overall business direction.

11.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4 % senior subordinated notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of March 29, 2008 and September 30, 2007 and its statements of operations and cash flows for the twenty-six week periods ended March 29, 2008 and March 31, 2007.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 29, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,368	$182,843	$(4,224)	$—	$193,987
Trade accounts receivable - Net	—	11,731	89,948	(264)	101,415
Inventories	—	18,595	110,217	(288)	128,524
Income taxes receivable	—	371	—	—	371
Deferred income taxes	—	21,624	—	—	21,624
Prepaid expenses and other	—	1,187	2,597	—	3,784

Total current assets	15,368	236,351	198,538	(552)	449,705

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	539,354	1,848,359	314,241	(2,701,954)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	14,066	70,791	—	84,857

GOODWILL	—	43,568	1,205,430	—	1,248,998

TRADEMARKS AND TRADE NAMES	—	19,376	140,051	—	159,427

OTHER INTANGIBLE ASSETS - Net	—	10,834	158,529	—	169,363

DEBT ISSUE COSTS - Net	—	21,169	—	—	21,169

OTHER	—	2,297	352	—	2,649

TOTAL ASSETS	$554,722	$2,196,020	$2,087,932	$(2,702,506)	$2,136,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$6,362	$18,762	$(264)	$24,860
Accrued liabilities	—	16,376	22,384	—	38,760

Total current liabilities	—	22,738	41,146	(264)	63,620

LONG-TERM DEBT	—	1,357,465	—	—	1,357,465

DEFERRED INCOME TAXES	(5,606)	146,496	—	—	140,890
OTHER NON-CURRENT LIABILITIES	4,804	11,965	1,900	—	18,669

Total liabilities	(802)	1,538,664	43,046	(264)	1,580,644

STOCKHOLDERS’ EQUITY	555,524	657,356	2,044,886	(2,702,242)	555,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$554,722	$2,196,020	$2,087,932	$(2,702,506)	$2,136,168

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$35,417	$304,030	$(1,026)	$338,421

COST OF SALES	—	21,823	135,325	(738)	156,410

GROSS PROFIT	—	13,594	168,705	(288)	182,011

OPERATING EXPENSES:
Selling and administrative	—	12,192	24,040	—	36,232
Amortization of intangibles	—	312	5,782	—	6,094

Total operating expenses	—	12,504	29,822	—	42,326

INCOME FROM OPERATIONS	—	1,090	138,883	(288)	139,685

OTHER INCOME (EXPENSES):
Interest expense - net	—	(33,489)	(15,033)	—	(48,522)
Equity in income of subsidiaries	59,138	80,091	—	(139,229)	—

INCOME BEFORE INCOME TAXES	59,138	47,692	123,850	(139,517)	91,163

INCOME TAX PROVISION (BENEFIT)	—	(11,446)	43,471	—	32,025

NET INCOME	$59,138	$59,138	$80,379	$(139,517)	$59,138

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$30,744	$236,403	$—	$267,147

COST OF SALES	—	17,817	110,625	—	128,442

GROSS PROFIT	—	12,927	125,778	—	138,705

OPERATING EXPENSES:
Selling and administrative	—	10,365	16,342	—	26,707
Amortization of intangibles	—	312	4,698	—	5,010

Total operating expenses	—	10,677	21,040	—	31,717

INCOME FROM OPERATIONS	—	2,250	104,738	—	106,988

OTHER INCOME (EXPENSES):
Interest expense - net	—	(34,066)	(6,330)	—	(40,396)
Equity in income of subsidiaries	41,849	61,801	—	(103,650)	—

INCOME BEFORE INCOME TAXES	41,849	29,985	98,408	(103,650)	66,592

INCOME TAX PROVISION (BENEFIT)	—	(11,864)	36,607	—	24,743

NET INCOME	$41,849	$41,849	$61,801	$(103,650)	$41,849

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$59,138	$59,138	$80,379	$(139,517)	$59,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(58,257)	(67,405)	5,180	139,517	19,035

Net cash provided by (used in) operating activities	881	(8,267)	85,559	—	78,173

INVESTING ACTIVITIES:
Capital expenditures	—	(319)	(3,864)	—	(4,183)

Net cash used in investing activities	—	(319)	(3,864)	—	(4,183)

FINANCING ACTIVITIES:
Changes in intercompany activities	(10,681)	93,649	(82,968)	—	—
Excess tax benefit from exercise of stock options	10,184	—	—	—	10,184
Proceeds from exercise of stock options	3,867	—	—	—	3,867

Net cash provided by (used in) financing activities	3,370	93,649	(82,968)	—	14,051

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,251	85,063	(1,273)	—	88,041

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,368	$182,843	$(4,224)	$—	$193,987

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$41,849	$41,849	$61,801	$(103,650)	$41,849
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(42,515)	(19,035)	(28,549)	103,650	13,551

Net cash provided by (used in) operating activities	(666)	22,814	33,252	—	55,400

INVESTING ACTIVITIES:
Capital expenditures	—	(1,047)	(3,158)	—	(4,205)
Acquisition of businesses	—	(475,705)	—	—	(475,705)

Net cash used in investing activities	—	(476,752)	(3,158)	—	(479,910)

FINANCING ACTIVITIES:
Changes in intercompany activities	(2,020)	27,289	(25,269)	—	—
Proceeds from issuance of senior subordinated notes, net of fees	—	297,029	—	—	297,029
Borrowings under senior secured credit facility, net of fees	—	125,482	—	—	125,482
Excess tax benefit from exercise of stock options	2,859	—	—	—	2,859
Proceeds from exercise of stock options	2,718	—	—	—	2,718

Net cash provided by (used in) financing activities	3,557	449,800	(25,269)	—	428,088

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,891	(4,138)	4,825	—	3,578
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,604	62,561	(2,948)	—	61,217

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,495	$58,423	$1,877	$—	$64,795

*    *    *    *    *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the second quarter of fiscal 2008, we generated net sales of $175.3 million and net income of $32.2 million. EBITDA As Defined was $81.0 million, or 46.2% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

Certain Acquisitions

CEF Acquisition

On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $83 million in cash.

The transaction was funded through the use of the Company’s existing cash balances. CEF is a designer and manufacturer of specialized and highly engineered actuators, compressors, pumps and related components for the aerospace market, all of which fit well with TransDigm’s overall business direction.

Bruce Acquisition

On August 10, 2007, pursuant to an asset purchase agreement among TransDigm Inc., Bruce Industries and the shareholders of Bruce Industries, Bruce Aerospace, Inc., a newly formed wholly-owned subsidiary of TransDigm Inc., acquired certain assets and assumed certain liabilities of Bruce Industries for approximately $35.5 million in cash. Bruce designs and manufactures specialized fluorescent lighting used in the aerospace industry. The proprietary nature, established positions, and aftermarket content fit well with our overall business direction.

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

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net Income	$32.2	$21.5	$59.1	$41.8
Adjustments:
Depreciation and amortization expense	6.0	6.3	12.5	10.4
Interest expense, net	24.0	22.6	48.5	40.4
Income tax provision	16.6	13.0	32.1	24.8

EBITDA(1)	78.8	63.4	152.2	117.4
Adjustments:
Acquisition-related costs(2)	0.6	3.4	1.3	4.4
Non-cash compensation and deferred compensation costs(3)	1.6	1.2	3.3	2.4
Other(4)	—	0.3	—	0.3

EBITDA As Defined (1)	$81.0	$68.3	$156.8	$124.5

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

Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs, and the preparation of our annual budget and financial projections. Our management also believes that EBITDA As Defined is useful to investors because our revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our Consolidated EBITDA. Our senior secured credit facility defines Consolidated EBITDA in the same manner as we define EBITDA As Defined. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility thereunder (and, in turn, an event of default under our senior secured credit facility could result in an event of default under the indenture governing our 7 3/4% senior subordinated notes).

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

(3)	Represents the expenses recognized by the Company under our stock option and deferred compensation plans.

(4)	Represents the write-down of certain property to its fair value that was reclassified as held for sale in fiscal 2007.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2007. There has been no significant change to our critical accounting policies during the twenty-six week period ended March 29, 2008.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net sales	100%	100%	100%	100%

Cost of sales	46	48	46	48
Selling and administrative expenses	10	10	11	10
Amortization of intangibles	2	2	2	2

Income from operations	42	40	41	40
Interest expense - net	14	16	14	15
Income tax provision	10	9	9	9

Net income	18%	15%	18%	16%

Changes in Results of Operations

Thirteen week period ended March 29, 2008 compared with the thirteen week period ended March 31, 2007.

•

Net Sales. Net sales increased by $30.9 million, or 21.4%, to $175.3 million for the quarter ended March 29, 2008, from $144.4 million for the comparable quarter last year. Sales growth excluding acquisitions was $13.9 million and represented a 9.6% increase over the prior year. The organic sales growth was primarily due to (i) an increase of $7.4 million in defense sales primarily due to increased demand for aftermarket spare parts across most of our product lines, (ii) an increase of $4.9 million of commercial OEM sales resulting primarily from an increase in production rates from The Boeing Company and Airbus S.A.S. and related OEM system suppliers, and (iii) an increase of $1.4 million in commercial aftermarket sales. The remaining $17.0 million of the increase resulted from the acquisitions of ATI and Bruce during fiscal 2007.

•

Cost of Sales. Cost of sales increased by $12.0 million, or 17.3%, to $81.4 million for the quarter ended March 29, 2008 from $69.4 million for the comparable quarter last year primarily due to the increase volume associated with the higher net sales of $30.9 million discussed above. Cost of sales as a percentage of sales decreased to 46.4% for the thirteen week period ended March 29, 2008 from 48.0% for the thirteen week period ended March 31, 2007. The decrease in cost of sales as a percentage of net sales was due primarily to a $2.5 million charge, or 1.7% of net sales, recorded in the prior year resulting from inventory purchase price accounting charges pertaining to the acquisitions of ATI and CDA. The prior period also included acquisition integration costs of $0.7 million, or 0.5% of net sales. Total acquisition-related expenses totaled $0.6 million, or 0.4% of net sales, in the current period ended March 29, 2008.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $3.8 million to $18.4 million, or 10.5% of sales, for the quarter ended March 29, 2008 from $14.6 million, or 10.1% of sales, for the comparable quarter last year. This increase was primarily due to the higher sales discussed above and an increase in research and development expenses primarily relating to the Boeing 787 and other new programs of $1.3 million, or 0.5% of net sales.

•

Amortization of Intangibles. Amortization of intangibles decreased by $0.6 million to $2.8 million for the quarter ended March 29, 2008 from $3.4 million for the comparable quarter last year due to a decrease in order backlog amortization partially offset by additional amortization from the acquisitions of ATI and Bruce.

•

Interest Expense-net. Interest expense increased $1.4 million, or 6.2%, to $24.0 million for the quarter ended March 29, 2008 from $22.6 million for the comparable quarter last year as a result of an increase in our outstanding borrowings of approximately $430 million related to the acquisition of ATI on February 7, 2007, partially offset by higher interest income of $1.2 million and lower interest rates. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion for the quarter ended March 29, 2008 compared to approximately $1.17 billion during the comparable quarter last year while the weighted average interest rate decreased to approximately 7.3% during the quarter ended March 29, 2008 from approximately 7.6% for the comparable quarter last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 34.0% for the quarter ended March 29, 2008 compared to 37.7% for the quarter ended March 31, 2007. The lower effective tax rate was primarily due to the favorable resolution of a prior year state tax refund claim of $0.9 million that reduced the effective tax rate for the quarter ended March 29, 2008 by approximately two percentage points . Also contributing to the lower effective tax rate was a reduction in state and local taxes.

•

Net Income. Net income increased $10.7 million, or 49.5%, to $32.2 million for the second quarter of fiscal 2008 compared to $21.5 million for the second quarter of fiscal 2007, primarily as a result of the factors referred to above.

Twenty-six week period ended March 29, 2008 compared with the twenty-six week period ended March 31, 2007.

•

Net Sales. Net sales increased by $71.3 million, or 26.7%, to $338.4 million for the twenty-six week period ended March 29, 2008, from $267.1 million for the comparable period last year. Sales growth excluding acquisitions was $23.0 million and represented an 8.6% increase over the prior year. The organic sales growth was primarily due to (i) an increase of $12.1 million in defense sales primarily due to increased demand for aftermarket spare parts across most of our product lines, (ii) $6.0 million of commercial aftermarket sales, and (iii) an increase of $4.8 million of commercial OEM sales primarily resulting from an increase in production rates. The remaining $48.3 million of the increase resulted from the acquisitions of ATI and Bruce during fiscal 2007.

•

Cost of Sales. Cost of sales increased by $28.0 million, or 21.8%, to $156.4 million for the twenty-six week period ended March 29, 2008 from $128.4 million for the comparable period last year. Cost of sales as a percentage of sales decreased to 46.2% for the twenty-six week period ended March 29, 2008 from 48.1% for the twenty-six week period ended March 31, 2007. The absolute dollar increase in cost of sales was primarily due to increased volume associated with the higher net sales of $71.3 million discussed above, partially offset by a $2.6 million decrease, or 1.1% of net sales, that resulted from inventory purchase price accounting charges and acquisition integration costs pertaining to the acquisitions of ATI and CDA. The decrease in cost of sales as a percentage of sales was due to the decrease in acquisition-related expenses, the strength of the Company’s proprietary products, continued productivity efforts, and to a lesser extent, favorable product mix on the increase in total aftermarket sales. Additionally, this decrease in cost of sales as a percentage of sales was partially offset by the dilutive impact from recent acquisitions.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $9.5 million, or 35.7%, to $36.2 million, or 10.7% of sales, for the twenty-six week period ended March 29, 2008 from $26.7 million, or 10.0% of sales, for the comparable period last year. This increase was primarily due to the higher sales discussed above and an increase in research and development expenses primarily relating to the Boeing 787 and other new programs of $4.0 million, or 0.9% of net sales.

•

Amortization of Intangibles. Amortization of intangibles increased to $6.1 million for the twenty-six week period ended March 29, 2008 from $5.0 million for the comparable period last year due to an increase in amortization expense of approximately $1.1 million on the additional identifiable intangible assets recognized in connection with the acquisitions of ATI and Bruce.

•

Interest Expense-net. Interest expense increased $8.1 million, or 20.1%, to $48.5 million for the twenty-six week period ended March 29, 2008 from $40.4 million for the comparable period last year primarily the result of an increase in our debt of approximately $430 million due to the acquisition ATI, partially offset by higher interest income of $2.6 million and lower interest rates. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion during the twenty-six weeks ended March 29, 2008 compared to approximately $1.05 billion during the comparable period last year while the average interest rate decreased to approximately 7.4% during the twenty-six week period ended March 29, 2008 from 7.6% for the comparable period last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 35.1% for the twenty-six weeks ended March 29, 2008 compared to 37.2% for the twenty-six week period ended March 31, 2007. The lower effective tax rate was due to a reduction in state and local taxes and the favorable resolution of a prior year state tax refund claim of $0.9 million.

•

Net Income. Net income increased $17.3 million, or 41.3%, to $59.1 million for the twenty-six week period ended March 29, 2008 compared to net income of $41.8 million for the twenty-six week period ended March 31, 2007, primarily as a result of the factors referred to above.

Backlog

As of March 29, 2008, the Company estimated its sales order backlog at $378.3 million compared to an estimated $344.9 million as of March 31, 2007. This increase in backlog is due to the purchase orders acquired in connection with the acquisition of Bruce, discussed above, totaling approximately $7.0 million and an increase in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of March 29, 2008 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of March 29, 2008 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $78.2 million of cash from operating activities during the twenty-six week period ended March 29, 2008 compared to $55.4 million during the twenty-six week period ended March 31, 2007. The increase of $22.8 million was primarily due to higher net income and favorable changes in working capital for the twenty-six week period ended March 29, 2008.

Investing Activities. Cash used in investing activities was $4.2 million during twenty-six week period ended March 29, 2008 consisting of capital expenditures. Cash used in investing activities was $479.9 million during twenty-six week period ended March 31, 2007 consisting of capital expenditures of $4.2 million, and the acquisition of ATI and CDA for $475.7 million.

Financing Activities. Cash provided by financing activities during the twenty-six week period ended March 29, 2008 was $14.1 million compared to $428.1 million during the twenty-six week period ended March 31, 2007. Cash provided by financing activities during the twenty-six week period ended March 29, 2008 related to the exercise of stock options. Cash provided by financing activities for the twenty-six week period ended March 31, 2007 consisted of the proceeds received of $297.0 million, net of fees, from the issuance of additional 7 3 /4% senior subordinated notes and additional term loans of $125.5 million, net of fees, to finance the acquisition of ATI, and the exercise of stock options of $5.6 million.

Description of Current Senior Secured Credit Facility and Indenture

The senior secured credit facility (“Senior Secured Credit Facility”) consists of a $780 million term loan facility, which is fully drawn, and a $200 million revolving loan facility. At March 29, 2008, $198.5 million of the revolving credit facility was available. The term loan facility will mature in June 2013 and is not subject to interim scheduled amortization, but is subject to certain prepayment requirements.

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

TransDigm Inc. issued $575 million aggregate principal amount of 7 3 /4% senior subordinated notes (“7 3/4% Senior Subordinated Notes”) under the indenture dated as of June 23, 2006. Such notes do not require principal payments prior to their maturity in July 2014.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the provisions of FAS 161 on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact of SFAS 141(R) on its consolidated financial position or results of operations.

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

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At March 29, 2008, we had borrowings under our Senior Secured Credit Facility of $780 million that were subject to interest rate risk. Borrowings under our Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Senior Secured Credit Facility by approximately $7.8 million based on the amount of outstanding borrowings at March 29, 2008. The weighted average interest rate on the $780 million of borrowings under our Senior Secured Credit Facility on March 29, 2008 was 4.7%.

At March 29, 2008, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through June 23, 2009 for the notional amount of $170 million, which will decrease to $150 million on September 23, 2008 through June 23, 2009. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At March 29, 2008, the fair value of the interest rate swap agreement was a liability of $6.5 million.

At March 29, 2008, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through March 23, 2011 for the notional amount of $300 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At March 29, 2008, the fair value of the interest rate swap agreement was a liability of $2.3 million.

Because the interest rates on borrowings under our Senior Secured Credit Facility vary with market conditions, the amount of outstanding borrowings under our Senior Secured Credit Facility approximates the fair value of the indebtedness. The fair value of the $575 million aggregate principal amount of our 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $572 million at March 29, 2008 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 29, 2008, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the twenty-six week period ending March 29, 2008 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. There have been no material changes to the risk factors set forth therein.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On February 15, 2008, the Company held its annual meeting of stockholders. The sole matter presented to stockholders for vote and the vote on such matter was as follows:

The election of two directors, Messrs. Sean Hennessy and Douglas Peacock, to serve for a three-year term and until their respective successors are duly elected and qualified.

Director	For	Authority Withheld
Sean Hennessy	35,891,116	3,101,820
Douglas Peacock	29,826,054	9,166,882

ITEM 6.	Exhibits

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 8, 2008

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	May 8, 2008

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED MARCH 29, 2008

EXHIBIT NO.	DESCRIPTION
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.