Form 10-Q
period 2008-06-28
TransDigm Group INC
filed 2008-08-07
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2008.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☒
NON-ACCELERATED FILER ☐ (Do not check if smaller reporting company)	SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 48,402,437 as of July 26, 2008.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	June 28, 2008	September 30, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$189,193	$105,946
Trade accounts receivable - Net	100,947	100,094
Income taxes receivable	—	4,472
Inventories	142,993	126,763
Deferred income taxes	17,051	23,923
Prepaid expenses and other	4,033	4,401

Total current assets	454,217	365,599
PROPERTY, PLANT AND EQUIPMENT - Net	93,568	87,074
GOODWILL	1,300,777	1,247,870
TRADEMARKS AND TRADE NAMES	162,056	159,427
OTHER INTANGIBLE ASSETS - Net	186,870	175,471
DEBT ISSUE COSTS - Net	20,239	23,026
OTHER	4,369	2,586

TOTAL ASSETS	$2,222,096	$2,061,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,136	$24,753
Income taxes payable	6,728	—
Accrued liabilities	57,751	42,466

Total current liabilities	90,615	67,219
LONG-TERM DEBT	1,357,348	1,357,854
DEFERRED INCOME TAXES	149,506	140,251
OTHER NON-CURRENT LIABILITIES	10,461	8,178

Total liabilities	1,607,930	1,573,502

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 48,335,453 and 47,041,974 at June 28, 2008 and September 30, 2007, respectively	483	470
Additional paid-in capital	360,980	332,522
Retained earnings	249,756	156,312
Accumulated other comprehensive income/(loss)	2,947	(1,753)

Total stockholders’ equity	614,166	487,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,222,096	$2,061,053

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 28, 2008 AND JUNE 30, 2007

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
NET SALES	$186,052	$157,613	$524,473	$424,760
COST OF SALES	85,570	75,360	241,980	203,802

GROSS PROFIT	100,482	82,253	282,493	220,958
OPERATING EXPENSES:
Selling and administrative	19,317	17,340	55,549	44,047
Amortization of intangibles	2,747	3,607	8,841	8,617

Total operating expenses	22,064	20,947	64,390	52,664

INCOME FROM OPERATIONS	78,418	61,306	218,103	168,294
INTEREST EXPENSE - Net	21,849	25,924	70,371	66,320

INCOME BEFORE INCOME TAXES	56,569	35,382	147,732	101,974
INCOME TAX PROVISION	20,570	13,261	52,595	38,004

NET INCOME	$35,999	$22,121	$95,137	$63,970

Net earnings per share:
Basic earnings per share	$0.75	$0.48	$2.00	$1.42
Diluted earnings per share	$0.72	$0.45	$1.90	$1.33
Weighted-average shares outstanding:
Basic	48,084	45,800	47,639	45,182
Diluted	50,273	48,832	50,058	48,272

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2008

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Total
	Number of Shares	Par Value	Paid-In Capital		Comprehensive Income/(Loss)
BALANCE, OCTOBER 1, 2007	47,041,974	$470	$332,522	$156,312	$(1,753)	$487,551

FIN 48 adjustment (Note 8)	—	—	—	(1,693)	—	(1,693)
Compensation expense recognized for employee stock options	—	—	3,066	—	—	3,066
Excess tax benefit from exercise of stock options	—	—	17,031	—	—	17,031
Common stock issued	3,160	—	83	—	—	83

Exercise of employee stock options	1,290,319	13	8,256	—	—	8,269
Restricted stock compensation	—	—	22	—	—	22
Comprehensive income/(loss):
Net income	—	—	—	95,137	—	95,137
Interest rate swap	—	—	—	—	4,619	4,619
Other comprehensive income	—	—	—	—	81	81

Comprehensive income						99,837

BALANCE, JUNE 28, 2008	48,335,453	$483	$360,980	$249,756	$2,947	$614,166

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	June 28, 2008	June 30, 2007

OPERATING ACTIVITIES:
Net income	$95,137	$63,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,808	8,423
Amortization of intangibles	8,841	8,617
Amortization of debt issue costs and note premium	2,285	2,224
Non-cash equity compensation	3,088	2,453
Deferred income taxes	4,988	(1,911)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	2,352	(7,381)
Inventories	(1,684)	(8,064)
Income taxes receivable/payable	29,311	29,362
Excess tax benefit from exercise of stock options	(17,031)	(21,962)
Other assets	(812)	(3,309)
Accounts payable	663	1,474
Accrued and other liabilities	12,974	16,223

Net cash provided by operating activities	149,920	90,119

INVESTING ACTIVITIES:

Capital expenditures	(7,251)	(7,145)
Acquisitions of businesses	(84,722)	(475,909)

Net cash used in investing activities	(91,973)	(483,054)

FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated notes, net of fees	—	296,795
Borrowings under senior secured credit facility, net of fees	—	125,423
Excess tax benefit from exercise of stock options	17,031	21,962
Proceeds from exercise of stock options	8,269	7,733

Net cash provided by financing activities	25,300	451,913

NET INCREASE IN CASH AND CASH EQUIVALENTS	83,247	58,978

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105,946	61,217

CASH AND CASH EQUIVALENTS, END OF PERIOD	$189,193	$120,195

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$61,444	$53,272

Cash paid during the period for income taxes	$18,095	$10,508

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED JUNE 28, 2008 AND JUNE 30, 2007

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business— TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., believes it is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries, AeroControlex Group, Inc., MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace LLC, Avionic Instruments LLC, Skurka Aerospace Inc., CDA InterCorp LLC, Avtech Corporation, Transicoil LLC, Transicoil (Malaysia) Sendirian Berhad, Bruce Aerospace, Inc., and CEF Industries, Inc. (collectively, with TD Group and TransDigm Inc., the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include ignition systems and components, mechanical/electromechanical actuators and controls, gear pumps, engineered connectors, specialized valving, power conditioning devices, engineered latches and cockpit security devices, specialized AC/DC electric motors, lavatory hardware and components, hold open rods and locking devices, aircraft audio systems, NiCad batteries/chargers, and specialized fluorescent lighting and cockpit displays.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2007 included in the Company’s Form 10-K dated November 21, 2007. The September 30, 2007 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to prior period financial statements to conform to the current year classifications.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact of SFAS 141(R) on its consolidated financial position or results of operations.

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

CEF— On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $84.7 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. CEF designs and manufactures specialized and highly engineered actuators, compressors, pumps and related components for the aerospace market, all of which fit well with TransDigm’s overall business direction. The Company expects that the $50.4 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Bruce—On August 10, 2007, pursuant to an asset purchase agreement among TransDigm Inc., Bruce Industries, Inc. and the shareholders of Bruce Industries, Inc., Bruce Aerospace, Inc. (“Bruce”), a newly formed wholly-owned subsidiary of TransDigm Inc., acquired certain assets and assumed certain liabilities of Bruce Industries, Inc. for $35.5 million in cash, net of a purchase price adjustment of $0.2 million received in February 2008. Additionally, in accordance with the purchase agreement, the Company recorded a contingent liability based upon earnings before income taxes, depreciation and amortization related to the sale of certain part numbers for a period of three years following the closing. Bruce designs and manufactures specialized fluorescent lighting used in the aerospace industry. The proprietary nature, established positions, and aftermarket content fit well with TransDigm’s overall direction. The Company expects that the $26.1 million of goodwill recognized for the acquisition will be deductible for tax purposes.

The Company accounted for the acquisitions of CEF and Bruce as purchases and included the results of operations of CEF and Bruce in its consolidated financials statements from the date of each acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets of CEF and Bruce; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment.

ATI – On February 7, 2007, TransDigm Inc. acquired all of the outstanding capital stock of Aviation Technologies, Inc. (“ATI”) for $430.1 million in cash. ATI consists of two primary operating units that service the commercial and military aerospace markets – Avtech Corporation (“Avtech”) and Transicoil LLC (which, together with Transicoil (Malaysia) Sendirian Berhad is referred to as “ADS/Transicoil”). Avtech is a supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a supplier of displays, clocks, brushless motors and related components and instruments. Through Avtech and ADS/Transicoil, ATI manufactures proprietary products for the aerospace industry with broad platform positions and high aftermarket content, all of which fit well with TransDigm’s overall direction. Substantially all of the $310.4 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

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

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Net inventory for CEF at June 28, 2008 was approximately $13.9 million. Inventories consist of the following (in thousands):

	June 28, 2008	September 30, 2007
Work-in-progress and finished goods	$79,886	$68,287
Raw materials and purchased component parts	79,155	72,943

Total	159,041	141,230
Reserve for excess and obsolete inventory	(16,048)	(14,467)

Inventories - net	$142,993	$126,763

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	June 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$186,684	$25,093	$161,591
License agreement	9,373	2,609	6,764
Trade secrets	18,462	3,057	15,405
Patented technology	1,651	877	774
Order backlog	16,489	15,068	1,421
Other	1,600	685	915

Total	$234,259	$47,389	$186,870

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$168,003	$19,178	$148,825
License agreement	9,373	2,211	7,162
Trade secrets	18,462	2,429	16,033
Patented technology	1,604	746	858
Order backlog	14,977	13,471	1,506
Other	1,600	513	1,087

Total	$214,019	$38,548	$175,471

The total carrying amount of identifiable intangible assets not subject to amortization consists of $162.1 million and $159.4 million of trademarks and trade names at June 28, 2008 and September 30, 2007, respectfully.

Intangible assets acquired during the thirty-nine week period ended June 28, 2008 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$50,365
Trademarks and trade names	2,629

Intangible assets subject to amortization:
Unpatented technology	17,813	22 years
Order backlog	1,571	1 year

	19,384

Total	$72,378

The aggregate amortization expense on identifiable intangible assets for the thirteen and thirty-nine week periods ended June 28, 2008 and June 30, 2007 was approximately $2.7 million, $8.8 million, $3.6 million and $8.6 million, respectively. The estimated amortization expense for fiscal 2008 is $11.7 million and for each of the five succeeding years 2009 through 2013 is $11.3 million, $10.1 million, $10.1 million, $10.0 million and $9.9 million, respectively.

The following is a summary of the changes in the carrying value of goodwill from September 30, 2007 through June 28, 2008 (in thousands):

Balance, September 30, 2007	$1,247,870
Goodwill acquired during the year	50,365
Other	2,542

Balance, June 28, 2008	$1,300,777

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to five years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirty-Nine Week Periods Ended
	June 28, 2008	June 30, 2007

Liability balance at beginning of period	$4,624	$2,472
Accruals for warranties issued	1,471	914
Warranty costs incurred	(1,289)	(941)
Acquisitions	794	1,593

Liability balance at end of period	$5,600	$4,038

8.	INCOME TAXES

At the end of each reporting period, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. The Company recorded an income tax provision of $20.6 million in the thirteen week period ended June 28, 2008 compared to $13.3 million in the prior year period. The effective tax rate for the thirteen week period ended June 28, 2008 was 36.4% compared to 37.5% for the comparable period in the prior year. The lower effective tax rate was primarily due to a reduction in state and local taxes and an increase in the domestic manufacturing deduction partially offset by a decrease in the research and development tax credit.

The Company recorded an income tax provision of $52.6 million in the thirty-nine week period ended June 28, 2008 compared to $38.0 million in the prior year period. The effective tax rate for the thirty-nine week period ended June 28, 2008 was 35.6% compared to 37.3% for the comparable period in the prior year. The lower effective tax rate was due to a reduction in state and local taxes, an increase in the domestic manufacturing deduction and the favorable resolution of a prior year state tax refund claim of $0.9 million partially offset by a lower research and development tax credit.

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

As of June 28, 2008, the Company is subject to a U.S. Federal income tax examination for fiscal years 2005 through 2007. In addition, the Company is subject to state and local income tax examinations for fiscal years 2004 through 2007.

There were no significant changes to any of these amounts during the thirty-nine week period ended June 28, 2008.

9.	EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Basic Earnings Per Share Computation:
Net income	$35,999	$22,121	$95,137	$63,970

Weighted-average shares outstanding	48,084	45,800	47,639	45,182

Basic earnings per share	$0.75	$0.48	$2.00	$1.42

Diluted Earnings Per Share Computation:
Net income	$35,999	$22,121	$95,137	$63,970

Weighted-average shares outstanding	48,084	45,800	47,639	45,182
Effect of dilutive options outstanding	2,189	3,032	2,419	3,090

Total weighted-average shares outstanding	50,273	48,832	50,058	48,272

Diluted earnings per share	$0.72	$0.45	$1.90	$1.33

Stock options outstanding at June 28, 2008 and June 30, 2007 that were excluded from the diluted earnings per share computation for the thirteen and thirty-nine week periods ended June 28, 2008 and June 30, 2007, due to the anti-dilutive effect of such options, were immaterial.

10.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4 % senior subordinated notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of June 28, 2008 and September 30, 2007 and its statements of income and cash flows for the thirty-nine week periods ended June 28, 2008 and June 30, 2007.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 28, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,285	$169,890	$(982)	$—	$189,193
Trade accounts receivable - Net	—	12,149	88,947	(149)	100,947
Inventories	—	19,192	123,895	(94)	142,993
Deferred income taxes	—	18,499	(1,448)	—	17,051
Prepaid expenses and other	—	1,827	2,206	—	4,033

Total current assets	20,285	221,557	212,618	(243)	454,217

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	593,642	1,957,954	335,959	(2,887,555)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	14,250	79,318	—	93,568

GOODWILL	—	12,136	1,288,641	—	1,300,777

TRADEMARKS AND TRADE NAMES	—	19,376	142,680	—	162,056

OTHER INTANGIBLE ASSETS - Net	—	10,709	176,161	—	186,870

DEBT ISSUE COSTS - Net	—	20,239	—	—	20,239

OTHER	—	4,017	352	—	4,369

TOTAL ASSETS	$613,927	$2,260,238	$2,235,729	$(2,887,798)	$2,222,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$6,441	$19,843	$(148)	$26,136
Income taxes payable	—	7,748	(1,020)	—	6,728
Accrued liabilities	—	28,434	29,317	—	57,751

Total current liabilities	—	42,623	48,140	(148)	90,615

LONG-TERM DEBT	—	1,357,348	—	—	1,357,348

DEFERRED INCOME TAXES	(5,606)	145,429	9,683	—	149,506
OTHER NON-CURRENT LIABILITIES	5,367	3,194	1,900	—	10,461

Total liabilities	(239)	1,548,594	59,723	(148)	1,607,930

STOCKHOLDERS’ EQUITY	614,166	711,644	2,176,006	(2,887,650)	614,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$613,927	$2,260,238	$2,235,729	$(2,887,798)	$2,222,096

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$56,575	$469,263	$(1,365)	$524,473

COST OF SALES	—	33,834	209,416	(1,270)	241,980

GROSS PROFIT	—	22,741	259,847	(95)	282,493

OPERATING EXPENSES:
Selling and administrative	—	18,164	37,385	—	55,549
Amortization of intangibles	—	468	8,373	—	8,841

Total operating expenses	—	18,632	45,758	—	64,390

INCOME FROM OPERATIONS	—	4,109	214,089	(95)	218,103

OTHER INCOME (EXPENSES):
Interest expense - net	—	(47,954)	(22,417)	—	(70,371)
Equity in income of subsidiaries	95,137	123,343	—	(218,480)	—

INCOME BEFORE INCOME TAXES	95,137	79,498	191,672	(218,575)	147,732

INCOME TAX PROVISION (BENEFIT)	—	(15,639)	68,234	—	52,595

NET INCOME	$95,137	$95,137	$123,438	$(218,575)	$95,137

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES	$—	$48,692	$376,068	$—	$424,760

COST OF SALES	—	28,408	175,394	—	203,802

GROSS PROFIT	—	20,284	200,674	—	220,958

OPERATING EXPENSES:
Selling and administrative	—	17,169	26,878	—	44,047
Amortization of intangibles	—	468	8,149	—	8,617

Total operating expenses	—	17,637	35,027	—	52,664

INCOME FROM OPERATIONS	—	2,647	165,647	—	168,294

OTHER INCOME (EXPENSES):
Interest expense - net	—	(52,703)	(13,617)	—	(66,320)
Equity in income of subsidiaries	63,970	95,322	—	(159,292)	—

INCOME BEFORE INCOME TAXES	63,970	45,266	152,030	(159,292)	101,974

INCOME TAX PROVISION (BENEFIT)	—	(18,704)	56,708	—	38,004

NET INCOME	$63,970	$63,970	$95,322	$(159,292)	$63,970

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$95,137	$95,137	$123,438	$(218,575)	$95,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(93,680)	(58,664)	(11,448)	218,575	54,783

Net cash provided by operating activities	1,457	36,473	111,990	—	149,920

INVESTING ACTIVITIES:
Capital expenditures	—	(984)	(6,267)	—	(7,251)
Acquisition of business	—	(84,722)	—	—	(84,722)

Net cash used in investing activities	—	(85,706)	(6,267)	—	(91,973)

FINANCING ACTIVITIES:
Changes in intercompany activities	(17,589)	121,343	(103,754)	—	—
Excess tax benefit from exercise of stock options	17,031	—	—	—	17,031
Proceeds from exercise of stock options	8,269	—	—	—	8,269

Net cash provided by (used in) financing activities	7,711	121,343	(103,754)	—	25,300

INCREASE IN CASH AND CASH EQUIVALENTS	9,168	72,110	1,969	—	83,247

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,285	$169,890	$(982)	$—	$189,193

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$63,970	$63,970	$95,322	$(159,292)	$63,970
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(64,332)	(50,639)	(18,172)	159,292	26,149

Net cash provided by (used in) operating activities	(362)	13,331	77,150	—	90,119

INVESTING ACTIVITIES:
Capital expenditures	—	(2,148)	(4,997)	—	(7,145)
Acquisitions of businesses	—	(475,909)	—	—	(475,909)

Net cash used in investing activities	—	(478,057)	(4,997)	—	(483,054)

FINANCING ACTIVITIES:
Changes in intercompany activities	(25,433)	95,991	(70,558)	—	—
Proceeds from issuance of senior subordinated notes, net of fees	—	296,795	—	—	296,795
Borrowings under senior secured credit facility, net of fees	—	125,423	—	—	125,423
Excess tax benefit from exercise of stock options	21,962	—	—	—	21,962
Proceeds from exercise of stock options	7,733	—	—	—	7,733

Net cash provided by (used in) financing activities	4,262	518,209	(70,558)	—	451,913

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,900	53,483	1,595	—	58,978

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,604	62,561	(2,948)	—	61,217

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,504	$116,044	$(1,353)	$—	$120,195

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the third quarter of fiscal 2008, we generated net sales of $186.0 million and net income of $36.0 million. EBITDA As Defined was $86.8 million, or 46.6% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

Certain Acquisitions

CEF Acquisition

On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $84.7 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. The transaction was funded through the use of the Company’s existing cash balances. CEF is a designer and manufacturer of specialized and highly engineered actuators, compressors, pumps and related components for the aerospace market, all of which fit well with TransDigm’s overall business direction.

Bruce Acquisition

On August 10, 2007, pursuant to an asset purchase agreement among TransDigm Inc., Bruce Industries and the shareholders of Bruce Industries, Bruce Aerospace, Inc., a newly formed wholly-owned subsidiary of TransDigm Inc., acquired certain assets and assumed certain liabilities of Bruce Industries for approximately $35.5 million in cash, net of a purchase price adjustment of $0.2 million received in February 2008. Bruce designs and manufactures specialized fluorescent lighting used in the aerospace industry. The proprietary nature, established positions, and aftermarket content fit well with our overall business direction.

ATI Acquisition

On February 7, 2007, TransDigm Inc. acquired all of the outstanding stock of Aviation Technologies, Inc. (“ATI”) for approximately $430.1 million in cash. ATI consists of two primary operating units that service the commercial and military aerospace markets – Avtech and ADS/Transicoil. Avtech is a supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a supplier of displays, clocks, brushless motors and related components and instruments. Through Avtech and ADS/Transicoil, ATI manufactures proprietary products for the aerospace industry with broad platform positions and high aftermarket content, all of which fit well with TransDigm’s overall direction.

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

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net Income	$36.0	$22.1	$95.1	$64.0
Adjustments:
Depreciation and amortization expense	6.2	6.6	18.7	17.0
Interest expense, net	21.8	25.9	70.4	66.3
Income tax provision	20.6	13.3	52.6	38.0

EBITDA(1)	84.6	67.9	236.8	185.3
Adjustments:
Acquisition-related costs(2)	0.8	2.7	2.1	7.0
Non-cash compensation and deferred compensation costs(3)	1.4	1.3	4.7	3.8
Non-recurring public equity offering costs(4)	—	1.7	—	1.7
Other(5)	—	—	—	0.3

EBITDA As Defined (1)	$86.8	$73.6	$243.6	$198.1

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs, non-cash compensation and deferred compensation charges, acquisition earnout costs, and certain expenses incurred in connection with our financing activities, including public equity offerings.

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

Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs, and the preparation of our annual budget and financial projections. Our management also believes that EBITDA As Defined is useful to investors because our revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our “Consolidated EBITDA.” Our senior secured credit facility defines Consolidated EBITDA in the same manner as we define EBITDA As Defined. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility thereunder (and, in turn, an event of default under our senior secured credit facility could result in an event of default under the indenture governing our 7 3 /4% senior subordinated notes).

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

(2)	Represents costs incurred to integrate acquired businesses into TD Group’s operations, purchase accounting adjustments to inventory that were charged to cost of sales when inventory was sold, facility relocation costs and other acquisition-related costs.
(3)	Represents the expenses recognized by the Company under our stock option and deferred compensation plans.

(4)	Represents non-recurring costs and expenses incurred by TD Group related to the secondary offering in May 2007.
(5)	Represents the write-down of certain property to its fair value that was reclassified as held for sale in fiscal 2007.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2007. There has been no significant change to our critical accounting policies during the thirty-nine week period ended June 28, 2008.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	100%	100%	100%	100%

Cost of sales	46	48	46	48
Selling and administrative expenses	10	11	11	10

Amortization of intangibles	2	2	2	2

Income from operations	42	39	41	40
Interest expense - net	12	16	13	16
Income tax provision	11	9	10	9

Net income	19%	14%	18%	15%

Changes in Results of Operations

Thirteen week period ended June 28, 2008 compared with the thirteen week period ended June 30, 2007.

—

Net Sales. Net sales increased by $28.4 million, or 18.0%, to $186.0 million for the quarter ended June 28, 2008, from $157.6 million for the comparable quarter last year. Sales growth excluding acquisitions was $18.3 million and represented an 11.6% increase over the prior year. The organic sales growth was primarily due to (i) an increase of $9.5 million in defense sales primarily due to increased demand for aftermarket spare parts and OEM sales across most of our product lines, (ii) an increase of $5.5 million of commercial OEM sales resulting primarily from an increase in production rates from The Boeing Company and Airbus S.A.S. and related OEM system suppliers, and (iii) an increase of $2.2 million in commercial aftermarket sales. The remaining $10.1 million of the increase resulted from the acquisitions of CEF during fiscal 2008 and Bruce during fiscal 2007.

—

Cost of Sales. Cost of sales increased by $10.2 million, or 13.5%, to $85.6 million for the quarter ended June 28, 2008 from $75.4 million for the comparable quarter last year primarily due to the increase volume associated with the higher net sales of $28.4 million discussed above. Cost of sales as a percentage of sales decreased to 46.0% for the thirteen week period ended June 28, 2008 from 47.8% for the thirteen week period ended June 30, 2007. The decrease in cost of sales as a percentage of net sales was due primarily to a reduction in acquisition-related expenses of $1.7 million, or approximately 1.2% of net sales, the strength of the Company’s proprietary products, productivity improvements, partially offset by the dilutive impact of recent acquisitions. The decrease in acquisition related expenses was primarily due to inventory purchase price accounting charges recorded in the prior year of $2.4 million related to the acquisitions of ATI and CDA partially offset by current year inventory purchase accounting charges of $0.8 million related to the acquisitions of Bruce and CEF.

—

Selling and Administrative Expenses. Selling and administrative expenses increased by $2.0 million to $19.3 million, or 10.4% of sales, for the quarter ended June 28, 2008 from $17.3 million, or 11.0% of sales, for the comparable quarter last year. This increase was primarily due to the higher sales discussed above, an increase in research and development expenses primarily relating to the Boeing 787 program partially offset by the non-recurring secondary offering costs of $1.7 million, or 1.1% of sales, recorded in the prior year period.

—

Amortization of Intangibles. Amortization of intangibles decreased by $0.9 million to $2.7 million for the quarter ended June 28, 2008 from $3.6 million for the comparable quarter last year due to order backlog amortization becoming fully amortized during fiscal 2007 and the first half of 2008 relating to the acquisitions of ATI and CDA in the prior year.

—

Interest Expense-net. Interest expense decreased $4.1 million, or 15.7%, to $21.8 million for the quarter ended June 28, 2008 from $25.9 million for the comparable quarter last year due to the lower weighted average interest rate of approximately 6.4% during the quarter ended June 28, 2008 from approximately 7.6% for the comparable quarter last year. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion for the quarters ended June 28, 2008 and June 30, 2007, respectively.

—

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 36.4% for the quarter ended June 28, 2008 compared to 37.5% for the quarter ended June 30, 2007. The lower effective tax rate was primarily due to a reduction in state and local taxes and an increase in the domestic manufacturing deduction partially offset by a decrease in the research and development tax credit.

—

Net Income. Net income increased $13.9 million, or 62.7%, to $36.0 million for the third quarter of fiscal 2008 compared to $22.1 million for the third quarter of fiscal 2007, primarily as a result of the factors referred to above.

Thirty-nine week period ended June 28, 2008 compared with the thirty-nine week period ended June 30, 2007.

—

Net Sales. Net sales increased by $99.7 million, or 23.5%, to $524.5 million for the thirty-nine week period ended June 28, 2008, from $424.8 million for the comparable period last year. Sales growth excluding acquisitions was $41.3 million and represented a 9.7% increase over the prior year. The organic sales growth was primarily due to (i) an increase of $21.6 million in defense sales primarily due to increased demand for aftermarket spare parts across most of our product lines, (ii) $10.3 million of commercial OEM sales resulting primarily from an increase in production rates from The Boeing Company and Airbus S.A.S. and related OEM system suppliers, and (iii) an increase of $8.3 million of commercial aftermarket sales. The remaining $58.4 million of the increase resulted from the acquisitions of CEF during fiscal 2008 and ATI and Bruce during fiscal 2007.

—

Cost of Sales. Cost of sales increased by $38.2 million, or 18.7%, to $242.0 million for the thirty-nine week period ended June 28, 2008 from $203.8 million for the comparable period last year. Cost of sales as a percentage of sales decreased to 46.1% for the thirty-nine week period ended June 28, 2008 from 48.0% for the thirty-nine week period ended June 30, 2007. The increase in cost of sales was primarily due to increased volume associated with the higher net sales of $99.7 million discussed above, partially offset by a $4.3 million decrease, or 1.1% of net sales, of acquisition-related expenses. The decrease in acquisition related expenses was primarily due to inventory purchase accounting charges recorded in the prior year of $4.8 million related to the acquisitions of ATI and CDA partially offset by current year inventory purchase accounting charges of $1.9 million related to the acquisitions of Bruce and CEF.

The decrease in cost of sales as a percentage of sales was due to lower acquisition-related expenses, the strength of the Company’s proprietary products and continued productivity efforts, partially offset by the dilutive impact from recent acquisitions.

—

Selling and Administrative Expenses. Selling and administrative expenses increased by $11.5 million, or 26.1%, to $55.6 million, or 10.6% of sales, for the thirty-nine week period ended June 28, 2008 from $44.1 million, or 10.4% of sales, for the comparable period last year. This increase was primarily due to the higher sales discussed above and an increase in research and development expenses of $4.4 million primarily relating to the Boeing 787 program, partially offset by the non-recurring charge of $1.7 million relating to the secondary offering recorded in the prior year.

—	Amortization of Intangibles. Amortization of intangibles increased slightly to $8.8 million for the thirty-nine week period ended June 28, 2008 from $8.6 million for the comparable period last year.

—

Interest Expense-net. Interest expense increased $4.1 million, or 6.1%, to $70.4 million for the thirty-nine week period ended June 28, 2008 from $66.3 million for the comparable period last year primarily the result of an increase in our debt of approximately $430 million due to the acquisition ATI in February 2007, partially offset by lower interest rates and higher interest income of $2.5 million. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion during the thirty-nine weeks ended June 28, 2008 compared to approximately $1.15 billion during the comparable period last year while the average interest rate decreased to approximately 7.1% during the thirty-nine week period ended June 28, 2008 from 7.6% for the comparable period last year.

—

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 35.6% for the thirty-nine weeks ended June 28, 2008 compared to 37.3% for the thirty-nine week period ended June 30, 2007. The lower effective tax rate was due to a reduction in state and local taxes, an increase in the domestic manufacturing deduction and the favorable resolution of a prior year state tax refund claim of $0.9 million partially offset by a lower research and development tax credit.

—

Net Income. Net income increased $31.1 million, or 48.7%, to $95.1 million for the thirty-nine week period ended June 28, 2008 compared to net income of $64.0 million for the thirty-nine week period ended June 30, 2007, primarily as a result of the factors referred to above.

Backlog

As of June 28, 2008, the Company estimated its sales order backlog at $422.9 million compared to an estimated $339.1 million as of June 30, 2007. This increase in backlog is due to the purchase orders acquired in connection with the acquisitions of CEF and Bruce, discussed above, totaling approximately $41.5 million and an increase in orders across existing product lines in both the OEM and aftermarket segments. The majority of the purchase orders outstanding as of June 28, 2008 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 28, 2008 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $149.9 million of cash from operating activities during the thirty-nine week period ended June 28, 2008 compared to $90.1 million during the thirty-nine week period ended June 30, 2007. The increase of $59.8 million was primarily due to higher net income and favorable changes in working capital for the thirty-nine week period ended June 28, 2008.

Investing Activities. Cash used in investing activities was $92.0 million during thirty-nine week period ended June 28, 2008 consisted of the acquisition of CEF of $84.7 million and capital expenditures of $7.3 million. Cash used in investing activities was $483.1 million during thirty-nine week period ended June 30, 2007 consisted of the acquisitions of ATI and CDA for $475.9 million and capital expenditures of $7.1 million.

Financing Activities. Cash provided by financing activities during the thirty-nine week period ended June 28, 2008 was $25.3 million compared to $451.9 million during the thirty-nine week period ended June 30, 2007. Cash provided by financing activities during the thirty-nine week period ended June 28, 2008 related to the exercise of stock options. Cash provided by financing activities for the thirty-nine week period ended June 30, 2007 consisted of the proceeds received of $296.8 million, net of fees, from the issuance of additional 7 3/4% senior subordinated notes and additional term loans of $125.4 million, net of fees, to finance the acquisition of ATI, and the exercise of stock options of $29.7 million.

Description of Current Senior Secured Credit Facility and Indenture

The senior secured credit facility (“Senior Secured Credit Facility”) consists of a $780 million term loan facility, which is fully drawn, and a $200 million revolving loan facility. At June 28, 2008, $198.5 million of the revolving credit facility was available. The term loan facility will mature in June 2013 and is not subject to interim scheduled amortization, but is subject to certain prepayment requirements.

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

TransDigm Inc. issued $575 million aggregate principal amount of 7 3/4% senior subordinated notes (“7 3/4% Senior Subordinated Notes”) under the indenture dated as of June 23, 2006. Such notes do not require principal payments prior to their maturity in July 2014.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact of SFAS 141(R) on its consolidated financial position or results of operations.

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

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At June 28, 2008, we had borrowings under our Senior Secured Credit Facility of $780 million that were subject to interest rate risk. Borrowings under our Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Senior Secured Credit Facility by approximately $7.8 million based on the amount of outstanding borrowings at June 28, 2008. The weighted average interest rate on the $780 million of borrowings under our Senior Secured Credit Facility on June 28, 2008 was 4.8%.

At June 28, 2008, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through June 23, 2009 for the notional amount of $170 million, which will decrease to $150 million on September 23, 2008 through June 23, 2009. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At June 28, 2008, the fair value of the interest rate swap agreement was a liability of $4.0 million.

At June 28, 2008, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through March 23, 2011 for the notional amount of $300 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At June 28, 2008, the fair value of the interest rate swap agreement was an asset of $5.7 million.

Because the interest rates on borrowings under our Senior Secured Credit Facility vary with market conditions, the amount of outstanding borrowings under our Senior Secured Credit Facility approximates the fair value of the indebtedness. The fair value of the $575 million aggregate principal amount of our 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $571 million at June 28, 2008 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 28, 2008, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and

Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirty-nine week period ending June 28, 2008 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. There have been no material changes to the risk factors set forth therein.

ITEM 6.	Exhibits

3.1	Certificate of Incorporation, filed September 30, 1986, of CEF Industries, Inc.

3.2	Certificate of Amendment of Certificate of Incorporation before Payment of Capital, filed November 12, 1986, of CEF Industries, Inc.

3.3	Bylaws of CEF Industries, Inc.

10.1	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan.*

10.2	Amended and Restated Employment Agreement, dated June 3, 2008, between TransDigm Group Incorporated and W. Nicholas Howley (incorporated by reference to Form 8-K filed June 6, 2008).*

10.3	Amendment No. 1 to Employment Agreement, dated as of July 21, 2008, between TransDigm Group Incorporated and W. Nicholas Howley (incorporated by reference to Form 8-K filed July 22, 2008).*

10.4	TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan (incorporated by reference to Form 8-K filed June 6, 2008).*

10.5	Fifth Supplemental Indenture, dated as of May 7, 2008, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Form 8-K filed May 9, 2008).

10.6	Supplement No. 5, dated as of May 7, 2008, between CEF Industries, Inc. and Credit Suisse, as collateral agent and administrative agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Form 8-K filed May 9, 2008).

10.7	Joinder Agreement, dated as of May 7, 2008, between CEF Industries, Inc. and Credit Suisse, as agent (incorporated by reference to Form 8-K filed May 9, 2008).

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	August 7, 2008
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Chief Financial Officer and	August 7, 2008
Gregory Rufus	Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JUNE 28, 2008

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation, filed September 30, 1986, of CEF Industries, Inc.

3.2	Certificate of Amendment of Certificate of Incorporation before Payment of Capital, filed November 12, 1986, of CEF Industries, Inc.

3.3	Bylaws of CEF Industries, Inc.

10.1	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan.*

10.2	Amended and Restated Employment Agreement, dated June 3, 2008, between TransDigm Group Incorporated and W. Nicholas Howley (incorporated by reference to Form 8-K filed June 6, 2008).*

10.3	Amendment No. 1 to Employment Agreement, dated as of July 21, 2008, between TransDigm Group Incorporated and W. Nicholas Howley (incorporated by reference to Form 8-K filed July 22, 2008).*

10.4	TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan (incorporated by reference to Form 8-K filed June 6, 2008).*

10.5	Fifth Supplemental Indenture, dated as of May 7, 2008, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Form 8-K filed May 9, 2008).

10.6	Supplement No. 5, dated as of May 7, 2008, between CEF Industries, Inc. and Credit Suisse, as collateral agent and administrative agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent (incorporated by reference to Form 8-K filed May 9, 2008).

10.7	Joinder Agreement, dated as of May 7, 2008, between CEF Industries, Inc. and Credit Suisse, as agent (incorporated by reference to Form 8-K filed May 9, 2008).

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement