Form 10-K
period 2008-09-30
TransDigm Group INC
filed 2008-11-25
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 28, 2008, based upon the last sale price of such voting and non-voting common stock on that date was $1,241,009,984.

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 48,664,388 as of October 31, 2008.

Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2009 Annual Meeting of Stockholders.

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1,1A, 2, 3, 5 and 7 hereof and elsewhere within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “should” and similar words or expressions are intended to identify forward-looking statements. Although the Company (as defined below) believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. The more important of such risks and uncertainties are set forth under the caption “Risk Factors” and elsewhere in this Report. Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2008” or “fiscal 2008” means the period from October 1, 2007 to September 30, 2008.

PART I

ITEM 1.	BUSINESS

The Company

TransDigm Inc. was formed in July 1993 in connection with the acquisition of certain businesses from IMO Industries Inc. TransDigm Group Incorporated (formerly known as TD Holding Corporation), or TD Group, was formed in July 2003 at the direction of Warburg Pincus Private Equity VIII, L.P., or Warburg Pincus, to facilitate the acquisition of TransDigm Inc.

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

On May 25, 2007, certain of TD Group’s stockholders, including certain members of our management, sold an aggregate of 11.5 million shares of TD Group’s common stock in an underwritten public offering at a public offering price of $35.25 per share. As a result of this offering, TD Group was no longer a “controlled company” for the purposes of the NYSE listing requirements. TD Group did not sell any shares in the offering and did not receive any proceeds from the offering.

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and components, gear pumps, specialized valves, engineered connectors, power conditioning devices, specialized fluorescent lighting and AC/DC electric motors, aircraft audio systems, engineered latches and cockpit security devices, lavatory hardware and components, hold open rods and locking devices, specialized cockpit displays, elastomers, and NiCad batteries/chargers. Each of these product offerings consists of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

We estimate that over 90% of our net sales for fiscal year 2008 were generated by proprietary products for which we own the design. In addition, for fiscal year 2008, we estimate that we generated approximately 75% of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold as original equipment on an aircraft, we generate net sales from recurring aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 30 years. We estimate that approximately 60% of our net sales in fiscal year 2008 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.

Products

We primarily design, produce and supply highly-engineered proprietary aerospace components (and certain system/subsystems) with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves based on engineering, service and manufacturing capabilities. We typically choose not to compete for non-proprietary “build to print” business because it frequently offers lower margins than proprietary products. We believe that our products have strong brand names within the industry and that we have a reputation for high quality, reliability and customer support.

Our business is well diversified due to the broad range of products that we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include: (1) mechanical /electro-mechanical actuators and controls used in numerous actuation applications;(2) ignition systems and components such as igniters, exciters and spark plugs used to start and spark turbine and reciprocating aircraft engines; (3) gear pumps used primarily in lubrication and fuel applications; (4) specialized valves used in fuel, hydraulic and pneumatic applications; (5) engineered connectors used in fuel, pneumatic and hydraulic applications; (6) power conditioning devices used to modify and control electrical power; (7) specialized fluorescent lighting; (8) specialized AC/DC electric motors and components used in various defense and commercial applications; (9) aircraft audio systems; (10) engineered latching and locking devices used in various bin, security and other applications; (11) lavatory hardware and components; (12) rods and locking devices used primarily to hold open cowlings to allow access to engines for maintenance; (13) specialized cockpit displays; (14) elastomers used in various clamping and heating applications; and (15) NiCad batteries/chargers used to provide starting and back-up power.

Sales and Marketing

Consistent with our overall strategy, our sales and marketing organization is structured to continually develop technical solutions that meet customer needs. In particular, we attempt to focus on products and programs that will lead to high-margin, repeatable sales in the aftermarket.

We have structured our sales efforts along our major product offerings, assigning a product manager to certain products. Each product manager is expected to grow the sales and profitability of the products for which he or she is responsible and to achieve the targeted annual level of bookings, sales, new business and profitability for such products. The product managers are assisted by account managers and sales engineers who are responsible for covering major OEM and aftermarket accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers, to achieve total bookings and new business goals at each account, and, together with the product managers, to determine when additional resources are required at customer locations. Most of our sales personnel are compensated, in part, on their bookings and their ability to identify and obtain new business opportunities.

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

Manufacturing and Engineering

We maintain twelve principal manufacturing facilities. Each manufacturing facility comprises manufacturing, distribution and engineering as well as administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate product profit and loss accounting, investing in equipment, tooling, and information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.

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

Customers

Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2008, Boeing (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 14% of our net sales, and Honeywell International, Inc. accounted for approximately 10% of our net sales. Products supplied to many of our customers, including the two largest customers, are used on multiple platforms.

Active commercial production programs include the Boeing 737, 747, 767 and 777, the Airbus A300, A319/20/21, A330/A340 and A380, the Bombardier CRJ’s and Challenger, the Embraer RJ’s, the Cessna Citation family, the Raytheon Premier and Hawker and most Gulfstream airframes. Military platforms include aircraft such as the Boeing C-17, F-15 and F-18, the Lockheed Martin C-130J and F-16, the Northrop Grumman E2C (Hawkeye), the Joint Strikefighter and the Blackhawk, Chinook and Apache helicopters. TransDigm has been awarded numerous contracts to develop engineered products for production on the Boeing 787 and Airbus A400M programs.

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

Competition

The niche markets within the aerospace industry that we serve are relatively fragmented and we face several competitors for many of the products and services we provide. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. Competitors in our product offerings range in size from divisions of large public corporations that have significantly greater financial, technological and marketing resources than we do, to small privately-held entities, with only one or two components in their entire product portfolios.

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

As described elsewhere in this report, five of our divisions and subsidiaries have been subject to a U.S. Department of Defense, or the DOD, Office of Inspector General review of our records for the purpose of determining whether the DOD’s various buying offices negotiated “fair and reasonable” prices for spare parts purchased from those five divisions and subsidiaries in fiscal years 2002 through 2004. For additional information regarding the details and status of the pricing review, please refer to “Risk Factors—Certain of our divisions and subsidiaries have been subject to a pricing review by the DOD Office of Inspector General.”

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

Backlog

As of September 30, 2008, we estimated our sales order backlog at $417.8 million compared to an estimated $365.2 million as of September 30, 2007. This increase in backlog is primarily due to the acquisitions of the business of CEF Industries, Inc., or CEF, and a product line of Unison Industries, LLC (“Unison”) totaling approximately $34.1 million. The majority of the purchase orders outstanding as of September 30, 2008 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of our receipt of purchase orders and the speed with which those orders are filled. Accordingly, our backlog as of September 30, 2008 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture substantially all of our products in the United States, we manufacture some products in Malaysia through our wholly-owned Malaysian subsidiary. We sell our products in the United States, as well as in foreign countries. Substantially all of our foreign sales are transacted in U.S. dollars and, therefore, we have no material exposure to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar as a result of foreign sales. In addition the amount of components or other raw materials or supplies that we purchase from foreign suppliers, including our Malaysian manufacturing subsidiary, are not material, with substantially all such transactions being made in U.S. dollars. Accordingly, we have no material exposure to currency fluctuations in the rate of exchange between foreign currencies and the U.S. dollar arising from these transactions.

Our direct sales to foreign customers were approximately $144.3 million, $143.0 million, and $102.7 million for fiscal years 2008, 2007 and 2006, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

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

Employees

As of September 30, 2008, we had approximately 2,100 employees. Approximately 5% of our employees were represented by the United Steelworkers Union, approximately 3% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 4% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between us and these labor unions expire in April 2011, November 2012 and May 2009, respectively. We consider our relationship with our employees generally to be satisfactory.

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

Our business is directly affected by, among other factors, changes in revenue passenger miles, or RPMs, the size and age of the worldwide aircraft fleet and, to a lesser extent, changes in the profitability of the commercial airline industry. RPMs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in recent years, the airline industry has been severely affected by the downturn in the global economy, higher fuel prices, the increased security concerns among airline customers following the events of September 11, 2001, the Severe Acute Respiratory Syndrome, or SARS, epidemic and the conflicts in Afghanistan and Iraq. As a result of the substantial reduction in airline traffic resulting from these events, the airline industry incurred, and some in the industry continue to incur, large losses and financial difficulties. Some carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products.

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

Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, which accounted for approximately 14% of our net sales in fiscal year 2008, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, downturns in the global economy and national and international events, such as the events of September 11, 2001. Prior downturns have adversely affected our net sales, gross margin and net income.

We rely heavily on certain customers for much of our sales.

Our two largest customers for fiscal year 2008 were Boeing (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) and Honeywell International Inc. These two customers accounted for approximately 14% and 10%, respectively, of our net sales in fiscal year 2008. Our top ten customers for fiscal year 2008 accounted for approximately 46% of our net sales. A reduction in purchasing by one of our larger customers for any reason, such as economic downturn, decreased production or strike, could have a material adverse effect on our net sales and net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

The U.S. Department of Defense, or the DOD, budget has generally increased for each fiscal year from fiscal 1997 to the budget for fiscal 2008, and, based on the Bush Administration’s current Future Year Defense Program, the DOD budget is expected to continue to increase modestly through fiscal 2010. However, future DOD budgets after fiscal 2008 could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy following the 2008 presidential elections, the U.S. Government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in Iraq and Afghanistan and possible political pressure to reduce U.S. Government military spending, each of which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures in the future could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.

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

In February 2006, the Defense Logistics Agency made a request to initiate discussions regarding future pricing and developing an acquisition strategy that would mutually strengthen our business relationship with the Defense Logistics Agency. Around that time, the parties discussed future purchasing but did not engage in negotiations regarding Strategic Supplier Alliances. Negotiations regarding Strategic Supplier Alliances may occur at a later date. As a result of those negotiations, it is possible that the divisions and subsidiaries subject to the pricing review will enter into Strategic Supplier Alliances with the Defense Logistics Agency. It is likely that in connection with any Strategic Supplier Alliance, the Defense Logistics Agency will seek prices for parts based on cost. It is also possible that the DOD may seek alternative sources of supply for such parts. The entry into Strategic Supplier Alliances or a decision by the DOD to pursue alternative sources of supply for parts we currently provide could reduce the amount of revenue we derive from, and the profitability of certain of our supply arrangements with, certain agencies and buying organizations for the U.S. Government.

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

We have a significant amount of indebtedness. As of September 30, 2008, our total indebtedness was approximately $1,357.2 million (including premium received, net of amortization, in connection with the issuance of the original notes), which was approximately 67.5% of our total capitalization. In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2008, we had $198.5 million of unused commitments under our revolving loan facility. Although the senior secured credit facility, or the Senior Secured Credit Facility, and the indenture, or Indenture, governing the 7 3/4% senior subordinated notes, or the 7 3/4% Senior Subordinated Notes, contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

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

In addition, all of our debt under the Senior Secured Credit Facility, which includes a $780 million term loan facility and a revolving loan facility of $200 million, will bear interest at floating rates. Accordingly, in the event that interest rates increase, our debt service expense will also increase. In order to reduce the floating interest rate risk, the Company has entered into interest rate swaps that fix the rate of interest on $450 million of debt, as of September 30, 2008, under the Senior Secured Credit Facility.

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

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay distributions on, redeem or repurchase our capital stock or redeem or repurchase our subordinated debt;

•	make investments;

•	sell assets;

•	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;

•	incur or allow to exist liens;

•	consolidate, merge or transfer all or substantially all of our assets;

•	engage in transactions with affiliates;

•	create unrestricted subsidiaries; and

•	engage in certain business activities.

A breach of any of these covenants could result in a default under the Senior Secured Credit Facility or the Indenture. If any such default occurs, the lenders under the Senior Secured Credit Facility and the holders of the 7 3/4% Senior Subordinated Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Senior Secured Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Senior Secured Credit Facility, the lenders under that facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 7 3/ 4% Senior Subordinated Notes. If the debt under the Senior Secured Credit Facility or the 7 3/4% Senior Subordinated Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

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

As of September 30, 2008, we had approximately 2,100 employees. Approximately 5% of our employees were represented by the United Steelworkers Union, approximately 3% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 4% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between us and these labor unions expire in April 2011, November 2012 and May 2009, respectively. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could materially and adversely affect our ability to provide products to our customers.

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

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, license agreements and technology, were approximately $356.2 million at September 30, 2008, representing approximately 15.8% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $1,354.8 million at September 30, 2008, representing approximately 60.1% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets and our goodwill were impaired within the meaning of applicable accounting regulations, we would be required to write-off the amount of any impairment.

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

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to resell your shares at or above the purchase price due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects, including possible changes due to the cyclical nature of the aerospace industry and other factors such as fluctuations in OEM and aftermarket ordering, which could cause short-term swings in profit margins, or unrelated to our operating performance, including market conditions affecting the stock market generally or the stocks of aerospace companies more specifically.

Future sales of our common stock in the public market could lower our share price.

A significant amount of our outstanding stock is held by affiliates and not currently traded in the public market. While the sale of these shares into the open market may be limited by applicable regulations, the stockholders of these shares are not bound by any contractual obligations not to sell. Thus, our existing stockholders may sell additional shares of common stock into the public markets. In addition, we may sell additional shares of common stock into the public markets or issue convertible debt securities to raise capital in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the public markets or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities to raise capital at a time and price that we deem appropriate.

Our principal stockholder and its affiliates will be able to influence matters requiring stockholder approval and could discourage the purchase of our outstanding shares at a premium.

Warburg Pincus, through its control of TD Group, LLC, is deemed to beneficially own approximately 23% of our outstanding common stock as of October 31, 2008. This concentration of ownership may have the effect of delaying or deterring a change in control of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchase of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

As a result of Warburg Pincus’ ownership of TD Group, LLC and representation on our Board of Directors, Warburg Pincus will be able to influence the affairs and actions of our company, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interest of Warburg Pincus may differ from the interest of our other stockholders. For example, Warburg Pincus could oppose a third party offer to acquire us that you might consider attractive, and the third party may not be able or willing to proceed unless Warburg Pincus supports the offer. In addition, if our Board of Directors supports a transaction requiring a vote of stockholders, Warburg Pincus is in a position to affect any required stockholder approval. In each of these cases and in similar situations, you may disagree with Warburg Pincus as to whether the action opposed or supported by Warburg Pincus is in the best interest of our stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

TransDigm’s owned properties as of September 30, 2008 are as follows:

Location	Square Footage
Los Angeles, CA	131,000
Cleveland, OH	50,000
Painesville, OH	63,900
Waco, TX	218,800
Liberty, SC	219,000
Avenel, NJ	48,500
Deerfield, FL	20,000
Seattle, WA	78,000
Addison, IL	83,300
Malaysia	24,800

The properties located in Los Angeles, Cleveland, Painesville, Waco, Liberty, Avenel, Seattle and Addison are subject to mortgage liens under our Senior Secured Credit Facility.

TransDigm’s leased properties as of September 30, 2008 are as follows:

Location	Square Footage
Fullerton, CA	100,000
Camarillo, CA	70,000
Dayton, NV	144,000
Cleveland, OH	7,100
Collegeville, PA	90,000

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

On July 29, 2008, the Company held a special meeting of stockholders. The sole matter presented to stockholders for vote and the vote on such matter was as follows:

The approval of an increase of 1.5 million shares in the aggregate reserved for and available for delivery in connection with awards under the Company’s 2006 Stock Incentive Plan from 2,619,668 to 4,119,668.

Description	For	Against	Abstain
Increase Shares of Common Stock	29,558,889	11,388,823	8,920

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We completed the Initial Public Offering on March 20, 2006 and a follow-on secondary offering on May 25, 2007. Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “TDG.” The following chart sets forth, for the periods indicated, the high and low sales prices of the common stock on the NYSE.

Quarterly Stock Prices

	High	Low
Fiscal 2007
For Quarter ended December 30, 2006	$27.89	$23.24
For Quarter ended March 31, 2007	37.22	25.15
For Quarter ended June 30, 2007	43.60	34.26
For Quarter ended September 30, 2007	47.45	34.41

Fiscal 2008
For Quarter ended December 29, 2007	51.60	41.15
For Quarter ended March 29, 2008	46.51	34.73
For Quarter ended June 28, 2008	44.54	33.74
For Quarter ended September 30, 2008	42.01	31.15

Holders

We estimate that there were approximately 7,619 holders of record of our common stock as of October 31, 2008.

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

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P SmallCap 600 Index and the S&P SmallCap 600 Aerospace & Defense Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on March 15, 2006.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	3/06	9/06	9/07	9/08
TransDigm Group Incorporated	100.00	101.33	189.67	142.03
S&P SmallCap 600	100.00	99.24	114.06	98.29
S&P SmallCap 600 Aerospace & Defense	100.00	89.68	139.70	107.76

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2008 to 2004 which have been derived from TD Group’s audited consolidated financial statements.

Separate historical financial information of TransDigm Inc. is not presented since the 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or significant assets separate from its investment in TransDigm Inc.

On July 9, 2004, TransDigm acquired the stock of Avionic Instruments, Inc. (“Avionic”). On December 31, 2004, TransDigm (through Skurka Aerospace Inc. (“Skurka”), a subsidiary of TransDigm Inc.) acquired certain assets and assumed certain liabilities of Skurka Engineering Company. On January 28, 2005, TransDigm acquired all of the outstanding capital stock of Fluid Regulators Corporation (“Fluid Regulators”), a wholly-owned subsidiary of Esterline Technologies Corporation. On June 30, 2005, TransDigm, through Skurka, acquired an aerospace motor product line from Eaton Corporation. On May 1, 2006, TransDigm, through Skurka, acquired certain assets and assumed certain liabilities of Electra-Motion, Inc. On June 12, 2006, TransDigm acquired all of the outstanding capital stock of Sweeney Engineering Corp. On October 3, 2006, TransDigm acquired all of the issued and outstanding capital stock of CDA InterCorp. On February 7, 2007, TransDigm completed the merger with Aviation Technologies, Inc. (“ATI”), resulting in ATI becoming a wholly-owned subsidiary of TransDigm Inc. On August 10, 2007, TransDigm (through Bruce Aerospace, Inc. (“Bruce), a subsidiary of TransDigm Inc.) acquired certain assets and assumed certain liabilities of Bruce Industries Inc. On May 7, 2008, TransDigm acquired all of the outstanding capital stock of CEF Industries, Inc. On September 26, 2008, Champion Aerospace LLC, a subsidiary of TransDigm Inc., acquired certain assets from Unison Industries, LLC, a GE Aviation business. All of the acquisitions were accounted for as purchases. The results of operations of the acquired businesses and a product line are included in TD Group’s consolidated financial statements from the date of each of the acquisitions.

We present below certain financial information based on our EBITDA and EBITDA As Defined. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under accounting principles generally accepted in the United States of America, or GAAP, and neither of these financial measures should be considered as an alternative to net income or operating cash flows determined in accordance with GAAP, and our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies. While we believe that the presentation of EBITDA and EBITDA As Defined will enhance an investor’s understanding of our operating performance, the use of EBITDA and EBITDA As Defined as analytical tools has limitations and you should not consider either of them in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with GAAP. For a reconciliation of EBITDA and EBITDA As Defined to net income and for a description of the manner in which management uses these non-GAAP financial measures to evaluate our business, the economic substance behind management’s decision to use these non-GAAP financial measures and the manner in which management compensates for these limitations and the reasons why management believes these non-GAAP financial measures provide useful information to investors, please refer to footnote 7 and the reconciliation below.

The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts )
Statement of Operations Data:
Net Sales	$713,711	$592,798	$435,164	$374,253	$300,703
Gross profit(1)	385,931	309,032	221,290	184,270	136,505
Operating expenses:
Selling and administrative	74,650	62,890	48,309	38,943	31,201
Amortization of intangibles	12,002	12,304	6,197	7,747	10,325
Refinancing costs	—	—	48,617	—	—

Operating income(1)	299,279	233,838	118,167	137,580	94,979
Interest expense, net	92,677	91,767	76,732	80,266	74,675

Income before income taxes	206,602	142,071	41,435	57,314	20,304
Provision for income taxes	73,476	53,426	16,318	22,627	6,682

Net income	$133,126	$88,645	$25,117	$34,687	$13,622

Basic earnings per share computation:
Weighted-average common shares outstanding(2)	47,856	45,630	44,415	44,202	44,193

Net income per share(3)	$2.78	$1.94	$0.57	$0.78	$0.31

Diluted earnings per share computation:
Weighted-average common shares outstanding(2)	50,202	48,542	47,181	46,544	46,300

Net income per share(4)	$2.65	$1.83	$0.53	$0.75	$0.29

	As of September 30,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(5)	$159,062	$105,946	$61,217	$104,221	$48,498
Marketable securities	—	—	—	—	50,601
Working capital	340,871	298,380	190,742	118,559	179,385
Total assets	2,255,821	2,061,053	1,416,712	1,427,748	1,345,912
Long-term debt, including current portion	1,357,230	1,357,854	925,000	889,846	892,788
Stockholders’ equity	653,900	487,551	363,041	333,107	297,412

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$189,635	$112,436	$3,058	$80,695	$111,139
Investing activities	(165,044)	(521,665)	(35,323)	(20,530)	(77,619)
Financing activities	28,525	453,958	(10,739)	(4,442)	(3,924)
Depreciation and amortization	25,254	23,952	16,111	16,956	18,303
Capital expenditures	10,884	10,258	8,350	7,960	5,416
Ratio of earnings to fixed charges(6)	3.2x	2.5x	1.5x	1.7x	1.3x

Other Data:
EBITDA(7)	$324,533	$257,790	$134,278	$154,536	$113,282
EBITDA, margin(8)	45.5%	43.5%	30.9%	41.3%	37.7%
EBITDA As Defined(7)	$333,077	$274,708	$194,437	$164,240	$139,084
EBITDA As Defined, margin(8)	46.7%	46.3%	44.7%	43.9%	46.3%

(1)	Gross profit and operating income include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product line for the fiscal years ended September 30, 2008, 2007, 2006, 2005 and 2004 of $1,933,000, $6,392,000, $200,000, $1,493,000, and $18,471,000, respectively.
(2)	The weighted-average common shares outstanding for the periods presented have been adjusted to give effect to the 149.6 for 1.00 stock split that occurred on March 14, 2006 in connection with the Initial Public Offering.
(3)	Net income per share is calculated by dividing net income by the basic weighted average common shares outstanding.
(4)	Net income per share is calculated by dividing net income by the diluted weighted-average common shares outstanding. However, stock options totaling 0.1 million outstanding at September 30, 2008 and September 30, 2006, were excluded from the diluted earnings per share computation for fiscal 2008 and 2006 due to the anti-dilutive effect of such options.
(5)	On November 10, 2005, TransDigm Inc. paid a cash dividend of approximately $98.0 million to its then parent company, TransDigm Holding Company, and made bonus payments of approximately $6.2 million to certain members of our management. TransDigm Holding Company used all of the proceeds received from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group entered into the TD Group Loan Facility and used the net proceeds received from the borrowings thereunder of approximately $193.8 million, together with substantially all of the proceeds received from the dividend payment from TransDigm Holding Company, to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on its 12% senior unsecured promissory notes issued in connection with acquisition of the Company by Warburg Pincus’ in July 2003, which payments in the aggregate were equal to approximately $262.7 million, and (ii) make certain distributions to members of our management who participated in our deferred compensation plans, which distributions in the aggregate were equal to approximately $26.0 million.
(6)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense.
(7)	EBITDA represents earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is a useful indicator of our operating performance. Our management believes that EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to measure a company’s operating performance without regard to items such as interest and debt expense, income tax expense, and depreciation and amortization, which can vary substantially from company to company depending upon, among other things, accounting methods, book value of assets, capital structure and the method by which assets are acquired. We also believe EBITDA is useful to our management and investors as a measure of comparative operating performance between time periods and among companies as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs, non-cash compensation and deferred compensation costs, one-time special bonus payments made to members of our management and certain acquisition earnout costs, and as more fully described below, for fiscal year ended September 30, 2007 and September 30, 2006, any and all expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges relating to our the refinancing in June 2006. Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs and the preparation of our annual budget and our financial projections. In addition, the revolving credit facility under the Senior Secured Credit Facility requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our Consolidated EBITDA (as defined therein). The Senior Secured Credit Facility defines Consolidated EBITDA in the same manner as how we defined EBITDA As Defined for the fiscal years ended September 30, 2008, 2007 and 2006. This financial covenant is a material term of the Senior Secured Credit Facility as failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility (and, in turn, such an event of default could result in an event of default under the Indenture). In addition, our former senior secured credit facility required compliance, on a pro forma basis, with a leverage ratio, a fixed charge coverage ratio and an interest coverage ratio, all of which were measured based on our Consolidated EBITDA (as defined therein). The former senior secured credit facility defined Consolidated EBITDA in a manner equal to how we defined EBITDA As Defined for the periods presented prior to fiscal 2006, and such historical definition was substantially similar to the definition of Consolidated EBITDA under the Senior Secured Credit Facility, except that for purposes of computing Consolidated EBITDA under the Senior Secured Credit Facility, we are permitted to add back to net income any and all expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations or permitted debt transactions, including all of the expenses or charges related to the refinancing in June 2006.

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

(8)	The EBITDA margin represents the amount of EBITDA as a percentage of net sales. The EBITDA As Defined Margin represents the amount of EBITDA As Defined as a percentage of net sales.

The following is a reconciliation of EBITDA and EBITDA As Defined to net income:

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(in thousands)
Net income	$133,126	$88,645	$25,117	$34,687	$13,622
Add:
Depreciation and amortization	25,254	23,952	16,111	16,956	18,303
Interest expense, net	92,677	91,767	76,732	80,266	74,675
Provision for income taxes	73,476	53,426	16,318	22,627	6,682

EBITDA	324,533	257,790	134,278	154,536	113,282
Add:
Inventory purchase accounting adjustments(1)	1,933	6,392	200	1,493	18,471
Acquisition integration costs(2)	393	2,037	1,032	1,363	1,162
Non-cash compensation and deferred compensation costs(3)	6,218	5,482	988	6,698	6,169
One-time special bonus payments(4)	—	—	6,222	—	—
Acquisition earnout costs(5)	—	850	450	150	—
Refinancing costs(6)	—	—	48,617	—	—
Public offering costs(7)	—	1,691	2,650	—	—
Other(8)	—	466	—	—	—

EBITDA As Defined	$333,077	$274,708	$194,437	$164,240	$139,084

(1)	Represents the portion of the purchase accounting adjustments to inventory associated with the acquisitions of various businesses and a product line that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate various businesses and a product line into the Company’s operations.
(3)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans. The amount reflected above for the fiscal year ended September 30, 2006 includes (i) a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two of our deferred compensation plans during such period and (ii) expense recognized by us under a new deferred compensation plan adopted by us during such period.
(4)	Represents the aggregate amount of one-time special bonuses paid on November 10, 2005 to members of management. On November 10, 2005, we entered into an amendment to our former senior secured credit facility pursuant to which the lenders thereunder agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.
(5)	Represents the amount recognized for an earnout payment pursuant to the terms of the retention agreement entered into in connection with the acquisition of substantially all of the assets of Skurka Engineering Company in December 2004. Pursuant to the November 10, 2005 amendment to our former senior secured credit facility described above, the lenders thereunder agreed to exclude earnout payments and deferred purchase price payments made in connection with certain permitted acquisitions from the calculation of EBITDA As Defined.
(6)

Represents costs incurred in connection with the refinancing in June 2006, including the premium paid to redeem our 8 3/8% senior subordinated notes of $25.6 million, the write off of debt issue costs of $22.9 million, and other expenses of $0.1 million.

(7)	Represents costs and expenses incurred by TD Group related to the initial public offering in March 2006 or the secondary offering in May 2007.
(8)	Represents the write-down of certain property to its fair value that has been reclassified as held for sale in fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with “Selected Financial Data” and TD Group’s consolidated financial statements and the related notes included elsewhere in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under the heading entitled “Risk Factors” included elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and components, gear pumps, specialized valves, engineered connectors, power conditioning devices, specialized fluorescent lighting and AC/DC electric motors, aircraft audio systems, engineered latches and cockpit security devices, lavatory hardware and components, hold open rods and locking devices, specialized cockpit displays, elastomers, and NiCad batteries/chargers. Each of these product offerings consists of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For fiscal year 2008, we generated net sales of $713.7 million and net income of $133.1 million. In addition, for fiscal year 2008, our EBITDA was $324.5 million, or 45.5% of net sales, our EBITDA As Defined was $333.1 million, or 46.7% of net sales, and our capital expenditures were $10.9 million, or 1.5% of net sales. See “EBITDA and EBITDA As Defined” below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

We estimate that over 90% of our net sales for fiscal year 2008 were generated by proprietary products for which we own the design. These products are generally approved and certified by airframe manufacturers (who often certify only one manufacturer’s component design for a specific application on an aircraft), government agencies and/or the FAA and similar entities or agencies. In addition, for fiscal year 2008, we estimate that we generated approximately 75% of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold as original equipment on an aircraft, we generate net sales from recurring aftermarket consumption over the life of that aircraft. This installed base and our sole source provider position generate a long-term stream of aftermarket revenues over the estimated 30-year life of an individual aircraft. We estimate that approximately 60% of our net sales in fiscal year 2008 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to OEMs.

In fiscal year 2008, our top two customers accounted for approximately 24% of our net sales, and during this same period our top ten customers accounted for approximately 46% of our net sales. However, our components are ultimately used on a large, diverse installed base of aircraft and, therefore, we are not overly dependent on any single airframe produced by any of our customers or other ultimate end-users of our products. In the commercial aerospace sector, which generated approximately 70% of our net sales for fiscal year 2008, we sell to distributors of aftermarket components, as well as directly to commercial airlines, aircraft maintenance facilities, systems suppliers, and aircraft and engine OEMs. In addition, for fiscal year 2008, approximately 27% of our net sales were attributable to the defense aerospace sector. Net sales to the defense sector are generated primarily through sales to the United States and foreign militaries, brokers, distributors and defense OEMs. The remaining portion of our net sales in fiscal year 2008, or approximately 3% of our net sales during this period, were derived from industries with similar niche engineered product characteristics such as the mining and power generation industries.

Public Offerings

On May 25, 2007, certain of TD Group’s stockholders, including certain members of our management, sold an aggregate of 11.5 million shares of TD Group’s common stock in an underwritten public offering at a public offering price of $35.25 per share. As a result of this offering, TD Group was no longer a “controlled company” for the purposes of the NYSE listing requirements. TD Group did not sell any shares in the offering and did not receive any proceeds from the offering.

On March 20, 2006, certain stockholders of TD Group and certain members of our management sold an aggregate of 12.6 million shares of TD Group’s common stock in the Initial Public Offering at a price of $21.00 per share. TD Group did not offer any shares of its common stock for sale in the Initial Public Offering and TD Group did not receive any of the proceeds from the sale of such shares by the selling stockholders. As a result of the Initial Public Offering, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG.”

Certain Acquisitions

Unison Acquisition

On September 26, 2008, TransDigm Inc., through its wholly-owned Champion Aerospace, LLC subsidiary, acquired certain assets related to the magneto and harness product line business of Unison Industries, LLC (“Unison”) for approximately $68.2 million in cash, net of purchase price adjustment of $1.1 million received in November 2008. The acquired product line includes the highly engineered SLICKTM magnetos, harnesses and components, which are used on substantially all of the world’s general aviation piston aircraft. These products fit well with Champion’s existing product offerings and TransDigm’s overall business direction.

CEF Acquisition

On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $84.8 million in cash subject to adjustment based on the level of working capital as of the closing date of the acquisition. CEF is a designer and manufacturer of specialized and highly engineered actuators, pumps and related components for the aerospace market, all of which fit well with TransDigm’s overall business direction.

Bruce Acquisition

On August 10, 2007, pursuant to an asset purchase agreement among TransDigm Inc., Bruce Industries and the shareholders of Bruce Industries, Bruce Aerospace, Inc. (“Bruce”), a newly formed wholly-owned subsidiary of TransDigm Inc., acquired certain assets and assumed certain liabilities of Bruce Industries for approximately $35.5 million in cash. Bruce designs and manufactures specialized fluorescent lighting used in the aircraft industry. The proprietary nature, established positions, and aftermarket content fit well with our overall business direction.

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

EBITDA and EBITDA As Defined

The following table sets forth the calculation of EBITDA and EBITDA As Defined.

	Fiscal Years Ended September 30,
	2008	2007
	(in millions)
Net Income	$133.1	$88.6
Adjustments:
Depreciation and amortization expense	25.2	24.0
Interest expense, net	92.7	91.8
Income tax provision	73.5	53.4

EBITDA(1)	324.5	257.8
Adjustments:
Acquisition related costs(2)	2.4	9.3
Non-cash compensation and deferred compensation costs(3)	6.2	5.5
Public offering costs(4)	—	1.7
Other(5)	—	0.4

EBITDA As Defined(6)(7)	$333.1	$274.7

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization.
(2)	Represents costs incurred to integrate acquired businesses into TD Group’s operations, purchase accounting adjustments to inventory that were charged to cost of sales when the inventory was sold and acquisition earnout costs. The amount recognized for the earnout payment to Howard Skurka was pursuant to the terms of the retention agreement entered into with him in connection with our acquisition of substantially all of the assets of Skurka in December 2004.
(3)	Represents the expenses recognized by the Company under our stock option and deferred compensation plans.
(4)	Represents costs and expenses incurred by TD Group related to the secondary offering in May 2007.
(5)	Represents the write-down of certain property to its fair value that had been reclassified as held for sale in fiscal 2007.
(6)	EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs, non-cash compensation and deferred compensation costs, certain acquisition earnout costs, and expenses or charges incurred by us in connection with equity offerings, permitted investments, acquisitions, dispositions, recapitalizations, or permitted debt transactions. Our management uses EBITDA As Defined to review and assess our operating performance and management team in connection with our employee incentive programs and the preparation of our annual budget and our financial projections. In addition, the revolving credit facility under the Senior Secured Credit Facility requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our Consolidated EBITDA (as defined therein). The Senior Secured Credit Facility defines Consolidated EBITDA in a manner equal to how we defined EBITDA As Defined. This financial covenant is a material term of the Senior Secured Credit Facility as failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility under the Senior Secured Credit Facility (and, in turn, such an event of default could result in an event of default under the Indenture).
(7)	Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of EBITDA and EBITDA As Defined as an analytical tool has limitations, and you should not consider either of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

•	neither EBITDA nor EBITDA As Defined reflects the significant interest expense, or the cash requirements necessary to service interest payments, on our indebtedness;

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

Trend Information

We predominantly serve customers in the commercial aerospace OEM market, which accounts for approximately 29% of total sales and includes large commercial transport manufacturers and regional, business jet manufacturers; the commercial, regional, business jet and general aviation aftermarket, which accounts for approximately 42% of total sales; and the defense market, which accounts for approximately 26% of total sales. Non-aerospace sales comprise approximately 3% of our total sales.

The commercial aerospace industry, including the OEM market and aftermarket, is impacted by the health of the global economy and geo-political events around the world. Although the commercial aerospace industry had shown strength with increases in revenue passenger miles, or RPMs, between 2003 and the first half of 2008, as well as increases in OEM production and backlog, rising fuel prices, the global economic downturn, airline capacity reductions and concerns over the financial credit markets have negatively impacted the commercial aerospace industry. The defense aerospace market is dependent on government budget constraints, the timing of orders and the extent of global conflicts. It is not necessarily affected by general economic conditions that affect the commercial aerospace industry.

Our presence in both the commercial aerospace and military sectors of the aerospace industry may mitigate the impact on our business of any specific industry risk. We service a diversified customer base in the commercial and military aerospace industry, and we provide components to a diverse installed base of aircraft, which mitigates our exposure to any individual airframe platform. At times, declines in sales in one sector have been offset by increased sales in another. However, due to differences between the profitability of our products sold to OEM and aftermarket customers, variation in product mix can cause variation in gross margin.

There are many short-term factors (including inventory corrections, unannounced changes in order patterns, strikes and mergers and acquisitions) that can cause short-term disruptions in our quarterly shipment patterns as compared to previous quarters and the same periods in prior years. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discreet short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons.

There are also fluctuations in OEM and aftermarket ordering and delivery requests from quarter-to-quarter, as well as variations in product mix from quarter-to-quarter, that may cause positive or negative variations in gross profit margins since commercial aftermarket sales have historically produced a higher gross margin than sales to commercial OEMs. Again, in many instances these are timing events between quarters and must be balanced with macro aerospace industry indicators.

Commercial OEM Market

There is industry consensus that aircraft deliveries in the large commercial transport market sector (aircraft with 100 or more seats) may reach its peak in 2009 and that deliveries may be flat or decrease going forward. Another indicator of future OEM sales in this market is the order backlog at The Boeing Company and Airbus S.A.S. Despite a significant number of airplanes in the backlog, current year orders for new airplanes has decreased from the prior year and the availability of financing is uncertain due to the current state of the credit markets, indicating that 2009 OEM production may be somewhat lower than originally anticipated. In addition, although the labor strike at Boeing has concluded, we believe we will lose two to three months of effective production in our fiscal 2009 commercial OEM sales from the strike. Furthermore, the business jet OEM market may also peak in 2009 and decrease thereafter. This market similarly appears to have been negatively impacted by a slowdown in economic growth, corporate profits, commodity prices and stock market returns across the world and we may see corresponding reductions in 2009 production.

Commercial Aftermarket

The key growth factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft. Although RPMs increased annually between 2003 and the first half of 2008, industry consensus indicates that 2009 may show flat to modest negative growth as a result of expected reductions in air traffic and capacity due to the increasing cost of fuel and the slowdown in the global economy. Industry reports expect RPMs to stabilize in 2010 and return to positive growth thereafter.

Defense

In recent years, defense spending has reached historic highs, due in part to the military engagements in Afghanistan and Iraq and the war on terrorism. Our military business fluctuates from year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. We anticipate that military related sales of our types of products will experience modest growth in 2009 over the current high levels.

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

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies throughout the Company’s operations, ranging from 90 days to six years. In addition, certain contracts with distributors contain right of return provisions. The Company accrues for estimated returns and warranty claims based on knowledge of product performance issues and excess inventories provided by its customers and industry sources. The Company also provides a general amount based on historical results. Historically, actual product returns and warranty claims have not differed materially from the estimates originally established.

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

Purchase accounting: Our mergers and acquisitions are accounted for using the purchase method. Accordingly, fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in its consolidated financial statements from the effective date of the merger or acquisition. We generally use third-party appraisals to assist us in determining the fair value adjustments.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales, (amounts in thousands):

	Fiscal Years Ended
	2008	2008 % of Sales	2007	2007 % of Sales	2006	2006 % of Sales
Net sales	$713,711	100%	$592,798	100%	$435,164	100%
Cost of sales	327,780	46	283,766	48	213,874	49
Selling and administrative	74,650	10	62,890	11	48,309	11
Amortization of intangibles	12,002	2	12,304	2	6,197	2
Refinancing costs	—	—	—	—	48,617	11

Income from operations	299,279	42	233,838	39	118,167	27
Interest expense, net	92,677	13	91,767	15	76,732	17
Income tax provision	73,476	10	53,426	9	16,318	4

Net income	$133,126	19%	$88,645	15%	$25,117	6%

Fiscal year ended September 30, 2008 compared with fiscal year ended September 30, 2007

Net Sales. Net sales increased by $120.9 million, or 20.4%, to $713.7 million for fiscal year 2008 from $592.8 million for fiscal year 2007. Sales growth excluding acquisitions was $51.9 million and represented an 8.8% increase over the prior year. The organic sales growth was primarily due to: (i) an increase of $24.5 million of military sales primarily resulting from increased demand for aftermarket spare parts across most of our product lines; (ii) an increase of $16.5 million of commercial OEM sales primarily resulting from an increase in production rates from The Boeing Company and Airbus S.A.S. and related OEM suppliers; and (iii) an increase of $10.2 million of commercial aftermarket sales despite being negatively impacted by an increase in the replacement time period for certain cockpit security components, as well as, modest system wide inventory fluctuations. The remaining $69.0 million increase in net sales resulted from the acquisition of CEF in fiscal 2008 and the businesses of ATI and Bruce Industries in fiscal 2007.

Cost of Sales. Cost of sales increased by $44.0 million, or 15.5%, to $327.8 million for fiscal year 2008 from $283.8 from fiscal year 2007. Cost of sales as a percentage of sales decreased to 45.9% for fiscal year 2008 from 47.9% for fiscal year 2007. The increase in cost of sales was primarily due to increased volume associated with the higher net sales of $120.9 million discussed above, partially offset by a $6.1 million decrease, or 1% of net sales, in acquisition-related costs. The decrease in acquisition-related expenses was primarily due to inventory purchase accounting charges and integration costs recorded in the prior year of $8.4 million related to the acquisitions of ATI and CDA partially offset by current year inventory purchase accounting charges and integration costs of $2.3 million primarily related to the acquisitions of Bruce and CEF.

The decrease in cost of sales as a percentage of sales was primarily due a decrease from acquisition-related costs discussed above, the strength of the Company’s proprietary products and continued productivity efforts, partially offset by the impact from the acquisitions of ATI, Bruce and CEF.

Selling and Administrative Expenses. Selling and administrative expenses increased by $11.8 million or 18.7%, to $74.7 million for fiscal year 2008 from $62.9 million for fiscal year 2007. This increase was primarily due to the higher sales discussed above and an increase in research and development expenses of $3.5 million primarily relating to the Boeing 787 program, partially offset by the non-recurring charge of $1.7 million relating to the secondary offering recorded in the prior year.

Amortization of Intangibles. Amortization of intangibles decreased by $0.3 million to $12.0 million for fiscal year 2008 from $12.3 million for fiscal year 2007.

Income from Operations. Operating income increased by $65.4 million, or 28.0%, to $299.2 million for fiscal year 2008 from $233.8 million for fiscal year 2007, primarily due to higher sales and other factors described above.

Interest Expense. Interest expense increased $0.9 million, or 1.0%, to $92.7 million for fiscal year 2008 from $91.8 million for fiscal year 2007 due to an increase in our debt of approximately $430 million from the acquisition ATI in February 2007, partially offset by lower interest rates and higher interest income of $2.3 million. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion during fiscal 2008 compared to approximately $1.20 billion during the comparable period last year while the average interest rate decreased to approximately 6.9% during fiscal 2008 from 7.6% for the comparable period last year (see “Liquidity and Capital Resources” below).

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 35.6% for fiscal year 2008 compared to 37.6% for fiscal year 2007. The lower effective tax rate was primarily due to a reduction in state and local taxes, an increase in the domestic manufacturing deduction and the favorable resolution of a prior year IRS audit and state tax refund of $1.2 million partially offset by a lower research and development tax credit.

Net Income. Net income increased $44.5 million, or 50.2%, to $133.1 million for fiscal year 2008 compared to $88.6 million for fiscal year 2007, primarily as a result of the factors referred to above.

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

Interest Expense. Interest expense increased $15.1 million, or 19.6%, to $91.8 million for fiscal year 2007 from $76.7 million for fiscal year 2006. The net increase was primarily the result of an increase of our outstanding borrowings of approximately $430 million related to the acquisition of ATI in February 2007, partially offset by lower interest rates from the refinancing of our debt structure during June 2006. The Company’s weighted average level of outstanding borrowings increased to approximately $1.2 billion during fiscal 2007 from approximately $904 million during fiscal 2006, while the average interest rate decreased to 7.6% during fiscal 2007 from 8.2% during fiscal 2006.

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

Backlog

As of September 30, 2008, the Company estimated its sales order backlog at $417.8 million compared to an estimated sales order backlog of $365.2 million as of September 30, 2007. This increase in backlog of $52.6 million is primarily due to the acquisitions of the businesses of CEF and Unison discussed above totaling approximately $34.1 million. The majority of the purchase orders outstanding as of September 30, 2008 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2008 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture substantially all of our products in the United States, we manufacture some products in Malaysia through our wholly-owned Malaysian subsidiary. We sell our products in the United States, as well as in foreign countries. Substantially all of our foreign sales are transacted in U.S. dollars and, therefore, we have no material exposure to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar as a result of foreign sales. In addition the amount of components or other raw materials or supplies that we purchase from foreign suppliers, including our Malaysian manufacturing subsidiary, are not material, with substantially all such transactions being made in U.S. dollars. Accordingly, we have no material exposure to currency fluctuations in the rate of exchange between foreign currencies and the U.S. dollar arising from these transactions.

Our direct sales to foreign customers were approximately $144.3 million, $143.0 million, and $102.7 million for fiscal years 2008, 2007, and 2006, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2008, 2007 and 2006 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company generated $189.6 million of cash from operating activities during fiscal 2008 compared to $112.4 million generated during fiscal 2007. The increase of $77.2 million in fiscal 2008 is primarily due to an increase in net income of $44.5 million and favorable changes in accounts receivable and inventory of approximately $31.0 million.

We generated $112.4 million of cash from operating activities during fiscal 2007 compared to $3.1 million generated during fiscal 2006. The increase of $109.3 million is primarily due to (i) the absence in 2007 of the $62.7 million of interest paid in fiscal 2006 relating to the 12% senior unsecured promissory notes, (ii) the absence in 2007 of the distributions to participants in our deferred compensation plans totaling approximately $26.0 million in November 2005 (in connection with the distributions under the deferred compensation plans, our Board of Directors approved the termination of the plans during the first quarter of fiscal 2006), (iii) the absence in 2007 of the payment in November 2005 of a one-time special bonus to certain members of management of $6.2 million, and (iv) the increase in operating cash flows from higher sales and other factors.

Investing Activities. Cash used in investing activities decreased to $165.0 million during fiscal 2008 consisting of the acquisitions of the businesses of CEF for $84.8 million and Unison for $69.3 million discussed above and capital expenditures of $10.9 million. Cash used in investing activities was $521.7 million during fiscal 2007 consisting of the acquisitions of the businesses of ATI, CDA and Bruce Industries for a total of $511.4 million discussed above and capital expenditures of $10.3 million. Cash used in investing activities was $35.3 million during fiscal 2006 consisting of the acquisitions of the businesses of Sweeney and Electra-Motion for $27.0 million and capital expenditures of $8.3 million.

Financing Activities. Cash provided by financing activities during fiscal 2008 was $28.5 million compared to cash generated in financing activities of $454.0 million in fiscal 2007. The cash provided by financing activities during fiscal 2008 related to the exercise of stock options.

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

The cash used in financing activities during fiscal 2006 of $10.7 million was primarily due to (i) the use of $5.9 million associated with the refinancing in June 2006, and (ii) the repayment of the unsecured promissory notes of $200.0 million. The cash used in these financing activities in June 2006 was partially offset by the proceeds from TD Group loan facility of $193.8 million and $1.4 million related to the exercise of stock options.

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

In connection with the acquisition of ATI in February 2007, TransDigm Inc. entered into an amendment of the Senior Secured Credit Facility, which provided for, among other things, (i) an additional term loan of $130 million, (ii) a $50 million increase in the revolving credit facility (bringing the total available revolver to $200 million), and (iii) a $50 million increase in the uncommitted incremental loan facility to $300 million. At September 30, 2008, $198.5 million of the revolving credit facility was available.

The term loan facility, including the additional borrowings in February 2007, will mature in June 2013 and will not be subject to interim scheduled amortization, but will be subject to certain prepayment requirements. Under the amended terms of the Senior Secured Credit Facility, commencing 90 days after the end of fiscal 2008 and each fiscal year thereafter, TransDigm Inc. is required to prepay outstanding term loans in a principal amount equal to 50% of Excess Cash Flow (as defined); provided that the amount of the prepayment will be reduced to 25% of Excess Cash Flow if the Consolidated Leverage Ratio (as defined) at the end of the applicable fiscal year is less than 5.00 to 1.00, but greater than 4.50 to 1.00, and TransDigm Inc. will not be required to prepay any of the term loan of the Consolidated Leverage Ratio as of the end of the applicable fiscal year is equal to or less than 4.50 to 1.00 or if the term loan achieves certain minimum credit ratings at the end of such fiscal year. TransDigm’s Consolidated Leverage Ratio is less than 4.50 to 1.00 at September 30, 2008, thus the Company is not obligated to make the prepayment of the term loans based upon the excess cash flow provision.

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

TransDigm Inc. entered into a three year interest rate swap in June 2006 with Credit Suisse for an initial notional amount of $187 million at a fixed rate of 7.63%. The notional amount decreased to $150 million on September 23, 2008. TransDigm Inc. entered into an additional three year interest rate swap in January 2008 with Credit Suisse for the notional amount of $300 million at a fixed rate of 5.04%.

In connection with the refinancing, TransDigm Inc. also issued $275 million aggregate principal amount of 7 3/4% senior subordinated notes (“7 3 /4% Senior Subordinated Notes”). As a result of the acquisition of ATI, TransDigm Inc. issued an additional $300 million aggregate principal amount of 7  3/4% Senior Subordinated Notes under the Indenture dated as of June 23, 2006.

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

Former 12% Senior Unsecured Promissory Notes

In connection with the merger with Warburg Pincus in 2003, TD Group issued the senior unsecured promissory notes, or the 12% senior unsecured promissory notes, in an aggregate principal amount of approximately $200 million. The 12% senior unsecured promissory notes were unsecured and were not guaranteed by any of TD Group’s direct or indirect subsidiaries, including TransDigm Inc. The 12% senior unsecured promissory notes were scheduled to mature in July 2008. The principal amount of the indebtedness outstanding under the 12% senior unsecured promissory notes was not amortized and, therefore, the entire balance thereof was payable upon maturity in July 2008, subject to certain required prepayment events. The 12% senior unsecured promissory notes accrued interest at a rate per annum equal to 12%, compounded semi-annually, with all interest being payable upon maturity or the earlier repayment of the 12% senior unsecured promissory notes. On November 10, 2005, TD Group elected to optionally prepay the entire outstanding principal amount and all accrued and unpaid interest in respect to the 12% senior unsecured promissory notes. The total amount paid to the holders of the 12% senior unsecured promissory notes in full satisfaction of TD Group’s obligations thereunder was approximately $262.7 million.

Former Senior Secured Credit Facility

In connection with the merger with Warburg Pincus in 2003, all of TransDigm Inc.’s borrowings (term loans) under its previous senior secured credit facility were repaid and a new senior secured credit facility was obtained. On April 1, 2004, TransDigm Inc.’s senior secured credit facility, or the former senior secured credit facility, was amended and restated to refinance approximately $294 million of term loans then outstanding. The former senior secured credit facility totaled $394 million, which consisted of (1) a $100 million revolving credit line maturing in July 2009 and (2) a $294 million term loan facility maturing in July 2010. In connection with the June 2006 refinancing, the entire $288.4 million outstanding under our former senior secured credit facility, together with all accrued and unpaid interest thereon and all other amounts payable thereunder, was repaid.

Former 8 3/8% Senior Subordinated Notes

In connection with the merger with Warburg Pincus in 2003, TransDigm Inc. (as successor by merger to TD Funding Corporation) also issued $400 million aggregate principal amount of 8 3/8 % senior subordinated notes, which did not require principal payments prior to their maturity in July 2011. In May 2006, TransDigm Inc. commenced a tender offer to purchase for cash any and all of our outstanding 8 3/8% senior subordinated notes, and, in connection therewith, we solicited consents to amend the indenture governing such notes to, among other things, eliminate substantially all of the restrictive covenants and eliminate or modify certain events of default. On June 23, 2006, we closed the tender offer and consent solicitation for the 8 3/8% senior subordinated notes. In connection with the closing of the refinancing, we purchased all of the issued and outstanding 8 3/8% senior subordinated notes that were validly tendered, totaling $399,670,000 in aggregate principal amount. On August 7, 2006, we redeemed all of the 8 3/8% senior subordinated notes that remained outstanding after the consummation of the tender offer for such notes.

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

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2008 (in millions):

	2009	2010	2011	2012	2013	2014 and thereafter	Total
Senior Secured Credit Facility(1)	$—	$—	$—	$—	$780.0	$—	$780.0
7 3/4% Senior Subordinated Notes due 2014	—	—	—	—	—	575.0	575.0
Scheduled Interest Payments(2)	88.1	85.4	85.5	85.8	74.2	35.3	454.3
TD Group Deferred Compensation Plans	6.2	—	—	—	—	—	6.2
Operating Leases	3.4	2.5	2.0	1.7	0.9	0.8	11.3
Purchase Obligations	0.6	0.2	0.2	0.1	—	—	1.1

Total Contractual Cash Obligations	$98.3	$88.1	$87.7	$87.6	$855.1	$611.1	$1,827.9

(1)	The Senior Secured Credit Facility will mature on June 23, 2013 and will not be subject to interim scheduled amortization.
(2)	Assumes that the variable interest rate on our borrowings under our Senior Secured Credit Facility remains constant at 5.2%.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $10.9 million, $10.3 million, and $8.3 million during fiscal 2008, 2007, and fiscal 2006, respectively. The Company expects its capital expenditures in fiscal 2009 to be between $15 million to $20 million and such expenditures are projected to increase moderately thereafter.

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

If the Company has excess cash, it may consider methods by which it can provide cash to its debt or equity holders through a dividend, prepayment of indebtedness, repurchase of stock, or other means. In October 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million, in the aggregate, of the Company’s common stock. Whether the Company undertakes a stock repurchase or other aforementioned activities will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.

The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and anticipated cost savings and operating improvements and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2009. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to the Company under the Senior Secured Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

New Accounting Standards

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157, discussed below.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the provisions of FAS 161 on its consolidated financial position or results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which allows for the deferral of the adoption date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of FAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. The effective provisions of FAS 157 are included in Note 17, “Fair Value Measurements.” The adoption of FAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN 48 on October 1, 2007. See Note 11 in Notes to Consolidated Financial Statements.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since TD Group has no operations or significant assets separate from its investment in TransDigm Inc. and since the 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. As of September 30, 2008, two subsidiaries of TransDigm that are not obligated to guarantee the 7 3/4% Senior Subordinated Notes are wholly-owned, foreign subsidiaries that have inconsequential assets, liabilities and equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2008, the Company had borrowings under its Senior Secured Credit Facility of $780 million that was subject to interest rate risk. Borrowings under the Senior Secured Credit Facility bear interest, at its option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one, two, three or six-month (or to the extent available to each lender, nine or twelve month) interest period chosen by TransDigm Inc., in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under its Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under the Senior Secured Credit Facility by approximately $7.8 million based on the amount of outstanding borrowings at September 30, 2008. The weighted average interest rate on the $780 million of borrowings under the Senior Secured Credit Facility on September 30, 2008 was 5.2%.

At September 30, 2008, we had an agreement in place to swap variable interest rates on the Senior Secured Credit Facility for fixed interest rates through June 23, 2009 for the notional amount of $150 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At September 30, 2008 the fair value of the interest rate swap agreement was a liability of $2.7 million.

At September 30, 2008, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through March 23, 2011 for the notional amount of $300 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At September 30, 2008, the fair value of the interest rate swap agreement was an asset of $3.2 million.

The fair value of the $780 million aggregate principal amount of borrowings under the Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $725 million at September 30, 2008 based upon information provided to the Company from its agent under the credit facility. The fair value of the $575 million aggregate principal amount of the TransDigm Inc.’s 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $529 million at September 30, 2008 based upon the quoted market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-36 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2008, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of internal control over financial reporting of the Company as of September 30, 2008. This report is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TransDigm Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated November 24, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Cleveland, Ohio

November 24, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning TD Group’s directors and executive officers:

Name	Age	Position
W. Nicholas Howley	56	Chief Executive Officer and Chairman of the Board of Directors
Christopher Anderson	45	President, Avtech Corporation, a wholly-owned subsidiary of TransDigm Inc.
Robert S. Henderson	52	Executive Vice President of TD Group
Bernt G. Iversen II	51	President, Champion Aerospace LLC, a wholly-owned subsidiary of TransDigm Inc.
Raymond F. Laubenthal	47	President and Chief Operating Officer of TD Group and TransDigm Inc.
John F. Leary	61	President, Adams Rite Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc.
James Riley	42	President, AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc.
Albert J. Rodriguez	48	Executive Vice President-Mergers and Acquisitions
Gregory Rufus	52	Executive Vice President, Chief Financial Officer and Secretary
Jorge L. Valladares III	34	President, AdelWiggins Group, an operating division of TransDigm Inc.
David Barr	45	Director
Mervin Dunn	55	Director
Michael Graff	57	Director
Sean P. Hennessy	51	Director
Douglas W. Peacock	69	Director
Dudley P. Sheffler	64	Director

TD Group historically had no employees and the officers of TD Group were the Chief Executive Officer, Chief Financial Officer and Secretary of TransDigm Inc. In December 2005, in contemplation of the Initial Public Offering, certain officers of TD Group’s subsidiaries were appointed as officers of TD Group, as set forth below.

Mr. Howley was named Chairman of the Board of Directors of TD Group in July 2003. He has served as Chief Executive Officer of TD Group since December 2005 and of TransDigm Inc. since December 2001. Mr. Howley was President of TD Group from July 2003 until December 2005. Mr. Howley served as Chief Operating Officer of TransDigm Inc. from December 1998 through December 2001 and served as President of TransDigm Inc. from December 1998 through September 2005. Mr. Howley is a director of Satair A/S, a Danish public company that is an aerospace distributor, including a distributor of the Company’s products, and Polypore Inc., a manufacturer.

Mr. Anderson has been President of Avtech Corporation, a wholly-owned subsidiary of TransDigm Inc., since March of 2002.

Mr. Henderson was appointed Executive Vice President of TD Group in December 2005 and Executive Vice President of TransDigm Inc. in October 2005. He was President of the AdelWiggins Group, an operating division of TransDigm Inc., from August 1999 to April 2008.

Mr. Iversen was appointed President of Champion Aerospace LLC, a wholly-owned subsidiary of TransDigm Inc., in June 2006. From July 2001 to June 2006, he served as Director of Engineering and Marketing for Champion Aerospace.

Mr. Laubenthal was appointed President and Chief Operating Officer of TD Group in December 2005, President and Chief Operating Officer of TransDigm Inc. in October 2005 and was President of the AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc., from November 1998 through September 2005.

Mr. Leary has been President of Adams Rite Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc., since June 1999.

Mr. Riley has been President of the AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc., since October 1, 2005. From October 2003 through September 2005, he served as Director of Mergers & Acquisitions for TransDigm Inc. From February 1994 through September 2003, Mr. Riley served the AeroControlex Group in various manufacturing, sales and management positions.

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

Mr. Rufus was named Executive Vice President, Chief Financial Officer and Secretary of TD Group in December 2005. He served as Vice President and Chief Financial Officer of TD Group from July 2003 until December 2005. Mr. Rufus was appointed Executive Vice President and Chief Financial Officer of TransDigm Inc. on October 1, 2005 and had been Vice President and Chief Financial Officer of TransDigm Inc. since August 2000.

Mr. Valladares was appointed President of AdelWiggins Group, an operating division of TransDigm Inc., in April 2008. From June 2006 until April 2008, he served as Vice President of Operations for the AdelWiggins Group. From February 2004 until June 2006, Mr. Valladares served as Director of Operations. From July 1997 through February 2004, he served the AdelWiggins Group in various engineering, manufacturing, sales and management positions.

Mr. Barr was named a director of TD Group in July 2003. Mr. Barr has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co., private equity funds, since January 2001. Mr. Barr is a director of Builders First Source, Inc., a manufacturer and distributor, Polypore, Inc., a manufacturer, and The Nieman Marcus Group, Inc., a retailer.

Mr. Dunn was named a director of TD Group on September 5, 2007. Mr. Dunn is currently the Chief Executive Officer of Commercial Vehicle Group, Inc., a global supplier of interior and exterior systems for the commercial vehicle market. Mr. Dunn has been with Commercial Vehicle Group since November 1999. In addition, Mr. Dunn serves on the Board of Commercial Vehicle Group, Inc.

Mr. Graff was named a director of TD Group in July 2003. Mr. Graff has served as a member and managing director of Warburg Pincus LLC and a general partner of Warburg Pincus & Co., private equity funds, since October 2003. Mr. Graff served as an advisor to Warburg Pincus LLC from July 2002 until October 2003. Mr. Graff is a director of Builders FirstSource, Inc., a distributor and manufacturer, Polypore International Inc., a manufacturer, and CAMP Systems, a provider of aviation management software products.

Mr. Hennessy was named a director of TD Group in April 2006. Mr. Hennessy has served as the Chief Financial Officer of The Sherwin Williams Company, a manufacturer and distributor of coatings and related products, since 2001. Mr. Hennessy is a Certified Public Accountant.

Mr. Peacock was named a director of TD Group in July 2003. Mr. Peacock has been a director of TransDigm Inc. since September 1993. He served as Chairman of the Board of Directors of TransDigm Inc. since its inception in September 1993 until July 2003.

Mr. Sheffler was named a director of TD Group on February 27, 2007. Mr. Sheffler is the retired President and Chief Executive Officer of Reltec Corporation. Mr. Sheffler was formerly on the Board of Directors of Reltec and Reliance Electric Corp., both NYSE listed companies.

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

Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,278,987	(2)	$10.79	4,179,237
Equity compensation plans not approved by security holders(3)	110,040		$6.80	N/A

Total	4,389,027			4,179,237

(1)	Includes information related to the 2003 stock option plan and the 2006 stock incentive plan, each as described below.
(2)	Does not include 2,971 shares of restricted stock, which are subject to forfeiture, as these shares have been reflected in the Company’s total shares outstanding.
(3)	Options issued outside of the 2003 stock option plan and the 2006 stock incentive plan.

2003 Stock Option Plan

In connection with the acquisition of the Company by Warburg Pincus in 2003, TD Group adopted a stock option plan for the benefit of our employees. The stock option plan has been amended and restated on several occasions, most recently effective as of July 18, 2008 and we refer to such stock option plan as it is currently in effect as the 2003 stock option plan.

Upon the closing of the acquisition of the Company by Warburg Pincus, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holding Company with an aggregate intrinsic value of approximately $35.7 million into a combination of options to purchase shares of common stock of TD Group, or rollover options, and interests in the two deferred compensation plans which have since been terminated. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of TD Group common stock, which gives effect to the 149.60 for 1.00 stock split that we effected on March 14, 2006 in connection with our initial public offering. All rollover options granted in connection with the closing of the acquisition were fully vested on the date of grant. As of September 30, 2008, there were rollover options to purchase 293,096 shares of TD Group common stock issued and outstanding (after giving effect to the stock split).

In addition to the shares of TD Group common stock reserved for issuance upon exercise of rollover options, under the terms of the 2003 stock option plan, an aggregate of 5,469,301 shares of TD Group common stock are reserved for issuance upon exercise of new management options (after giving effect to the stock split). As of September 30, 2008, there were new management options to purchase 3,985,891 shares of TD Group common stock issued and outstanding (after giving effect to the stock split).

2006 Stock Incentive Plan

Prior to the consummation of the Initial Public Offering, TD Group adopted a new stock incentive plan, which was amended on October 20, 2006 and effective July 29, 2008, or the 2006 stock incentive plan, designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders of TD Group by closely aligning the interests of these individuals with those of our stockholders. The 2006 stock incentive plan permits TD Group to award our key employees, directors or consultants stock options, restricted stock and other stock-based incentives. The total number of shares of TD Group common stock available for issuance or delivery under the 2006 stock incentive plan is 4,103,180, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. As of September 30, 2008, there were 4,722 restricted shares issued and outstanding under the 2006 stock incentive plan, although the directors voluntarily forfeited 655 restricted shares in the first quarter of fiscal 2009 in connection with their receipt of options. As of September 30, 2008, no options had been issued thereunder; however, in the first quarter of fiscal 2009, options to purchase 2,910,400 shares were issued thereunder.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed with Report

(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.1	Amended and Restated Certificate of Incorporation, filed March 14, 2006, of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.2	Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.6	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.7	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.8	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.9	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

3.10	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.11	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.12	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.13	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.14	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.15	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.16	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.17	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.18	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.19	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.20	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.21	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.22	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.23	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.24	Operating Agreement of CDA InterCorp LLC.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.25	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.26	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.27	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.28	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.29	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.30	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.31	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.32	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.33	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

3.34	Bylaws of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.35	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.36	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.37	Certificate of Incorporation, filed May 17, 2006, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.38	Certificate of Amendment of Certificate of Incorporation, filed January 19, 2007, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.39	Bylaws of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.40	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.41	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.42	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.43	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.44	Articles of Incorporation, filed February 6, 2006 of Bruce Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.45	Bylaws of Bruce Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.46	Certificate of Incorporation, filed September 30, 1986, of CEF Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 7, 2008 (File No. 001-32833)

3.47	Certificate of Amendment of Certificate of Incorporation before Payment of Capital, filed November 12, 1986, of CEF Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 7, 2008 (File No. 001-32833)

4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.2	Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

4.3	First Supplemental Indenture, dated November 2, 2006, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

4.4	Second Supplemental Indenture, dated February 7, 2007, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

4.5	Third Supplemental Indenture, dated June 29, 2007, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

4.6	Fourth Supplemental Indenture, dated August 10, 2007, to Indenture, dated June 23, 2006, among TransDigm, Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form 8-K filed August 16, 2007 (File No.001-32833)

4.7	Fifth Supplemental Indenture, dated May 7, 2008, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

4.8	Registration Rights Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Bank of America Securities LLC and Credit Suisse Securities (USA) LLC, as representatives for the several initial purchasers	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

4.9	Registration Rights Agreement, dated February 7, 2007, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse Securities (USA) LLC and Lehman Brothers Inc., as representatives for the several initial purchasers	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.10	Form 7 3/4% Senior Subordinated Notes due 2014	Included in Exhibit 4.2

10.1	Stockholders’ Agreement, dated July 22, 2003, among TD Holding Corporation, Warburg Pincus Private Equity VIII, L.P., the other institutional investors whose names and addresses are set forth on Schedule I thereto and the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule II thereto	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

10.2	Registration Rights Agreement, dated July 22, 2003, among the institutional investors whose names and addresses are set forth on Schedule I thereto, the employees of TransDigm Inc. and certain of its subsidiaries whose names and addresses are set forth on Schedule II thereto and TD Holding Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed August 29, 2003 (File No. 333-10834006)

10.3	Amended and Restated Employment Agreement, Dated June 3, 2008, between W. Nicholas Howley and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2008 (File No. 001-32833)

10.4	Amendment No. 1 to Employment Agreement, dated July 21, 2006, between TransDigm Group Incorporated and W. Nicholas Howley *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 22, 2008 (File No. 001-32833)

10.5	Amended and Restated Employment Agreement, dated – October 29, 2008, between Raymond Laubenthal and TransDigm Group Incorporated *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 30, 2008 (File No. 333-130483)

10.6	Amended and Restated Employment Agreement, dated October 29, 2008, between Gregory Rufus and TransDigm Group Incorporated *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 30, 2008 (File No. 333-130483)

10.7	Employment Agreement, dated January 1, 1998, between Chris Anderson and Avtech Corporation *	Incorporated by reference to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.8	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan *	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.9	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.10	Letter, dated February 24, 2006, from David Barr, Member of the Compensation Committee of the Board of Directors of TransDigm Group Incorporated, to W. Nicholas Howley, Chief Executive Officer of TransDigm Group Incorporated *	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.11	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 7, 2008 (File No. 001-32833)

10.12	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

10.13	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.14	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to Schedule 14A filed June 6, 2008 (File No. 001-32833)

10.15	TD Holding Corporation 2005 New Management Deferred Compensation Plan*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.16	Amended and Restated TD Holding Corporation Dividend Equivalent Plan*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.17	Amended and Restated TransDigm Inc. Executive Retirement Savings Plan*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.18	TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2008 (File No. 333-130483)

10.19	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the rollover options granted to such executive*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.20	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the time vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO)*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.21	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the performance vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO)*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.22	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the time vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

10.23	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the performance vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

10.24	Form of Option Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File no. 333-130483)

10.25	Form of Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 21, 2008 (File No. 333-130483)

10.26	Form of Restricted Stock Award Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 8, 2007 (File No. 001-32833)

10.27	Tax Sharing Agreement, dated July 22, 2003, among TD Holding Corporation, TransDigm Holding Company, TransDigm Inc. and such direct and indirect subsidiaries of TD Holding Corporation that are listed on Exhibit A thereto	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed October 30, 2003 (File No. 333-10834006)

10.28	Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electrical Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed on June 28, 2006 (File No. 001-32833)

10.29	Amendment No. 1. Consent and Agreement, dated January 25, 2007, to the Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed February 13, 2007 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electric Capital Corporation and UBS Securities LLC, as co-documentation agents

10.30	Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

10.31	Supplement No. 1, dated November 2, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

10.32	Supplement No. 2, dated February 7, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

10.33	Supplement No. 3, dated June 29, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

10.34	Supplement No. 4, dated September 10, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 11, 2007 (File No. 001-32833)

10.35	Supplement No. 5 dated May 7, 2008, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

10.36	Joinder Agreement, dated November 2, 2006, between CDA InterCorp and Credit Suisse, as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.37	Joinder Agreement, dated February 7, 2007, among Aviation Technologies, Inc., Avtech Corporation, Transicoil Corp., West Coast Specialties, Inc., Malaysian Aerospace Services, Inc. and Credit Suisse as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

10.38	Joinder Agreement dated June 29, 2007, between AeroControlex Group, Inc. and Credit Suisse, as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

10.39	Joinder Agreement dated September 10, 2007, between Bruce Aerospace Inc. and Bruce Industries, Inc. and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 11, 2007 (File No. 001-32833)

10.40	Joinder Agreement dated May 7, 2008, between CEF Industries, Inc., and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

10.41	Agreement and Plan of Merger, dated January 9, 2007, among TransDigm Inc., Project Coffee Acquisition Co. and Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed January 10, 2007 (File No. 001-32833)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of TransDigm Group Incorporated	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by Chief Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Chief Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cleveland, State of Ohio, on November 25, 2008.

TRANSDIGM GROUP INCORPORATED

By:	/s/ GREGORY RUFUS
Name:	Gregory Rufus
Title:	Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. NICHOLAS HOWLEY W. Nicholas Howley	Chairman of Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 25, 2008

/s/ GREGORY RUFUS Gregory Rufus	Executive Vice President and Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 25, 2008

/s/ SEAN P. HENNESSY Sean P. Hennessy	Director	November 25, 2008

/s/ DAVID BARR David Barr	Director	November 25, 2008

/s/ DOUGLAS PEACOCK Douglas Peacock	Director	November 25, 2008

/s/ MICHAEL GRAFF Michael Graff	Director	November 25, 2008

/s/ DUDLEY SHEFFLER Dudley Sheffler	Director	November 25, 2008

/s/ MERVIN DUNN Mervin Dunn	Director	November 25, 2008

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED SEPTEMBER 30, 2008

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRANSDIGM GROUP INCORPORATED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated and subsidiaries at September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young

Cleveland, Ohio

November 24, 2008

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands, except share amounts)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,062	$105,946
Trade accounts receivable—Net	96,196	100,094
Income taxes receivable	—	4,472
Inventories	144,114	126,763
Deferred income taxes	19,902	23,923
Prepaid expenses and other	4,160	4,401

Total current assets	423,434	365,599
PROPERTY, PLANT AND EQUIPMENT—Net	96,241	87,074
GOODWILL	1,354,774	1,247,870
TRADEMARKS AND TRADE NAMES	167,626	159,427
OTHER INTANGIBLE ASSETS—Net	188,568	175,471
DEBT ISSUE COSTS—Net	19,309	23,026
OTHER	5,869	2,586

TOTAL ASSETS	$2,255,821	$2,061,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,140	$24,753
Accrued liabilities	63,362	42,466

Total current liabilities	88,502	67,219
LONG-TERM DEBT	1,357,230	1,357,854
DEFERRED INCOME TAXES	151,672	140,251
OTHER NON-CURRENT LIABILITIES	4,517	8,178

Total liabilities	1,601,921	1,573,502

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 48,600,848 and 47,041,974 at September 30, 2008 and 2007, respectively	486	470
Additional paid-in capital	365,224	332,522
Retained earnings	287,745	156,312
Accumulated other comprehensive income/(loss)	445	(1,753)

Total stockholders’ equity	653,900	487,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,255,821	$2,061,053

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Fiscal Years Ended
	2008	2007	2006
NET SALES	$713,711	$592,798	$435,164
COST OF SALES	327,780	283,766	213,874

GROSS PROFIT	385,931	309,032	221,290
OPERATING EXPENSES:
Selling and administrative	74,650	62,890	48,309
Amortization of intangibles	12,002	12,304	6,197
Refinancing costs	—	—	48,617

Total operating expenses	86,652	75,194	103,123

INCOME FROM OPERATIONS	299,279	233,838	118,167
INTEREST EXPENSE—Net	92,677	91,767	76,732

INCOME BEFORE INCOME TAXES	206,602	142,071	41,435
INCOME TAX PROVISION	73,476	53,426	16,318

NET INCOME	$133,126	$88,645	$25,117

Net earnings per share:
Basic	$2.78	$1.94	$0.57
Diluted	$2.65	$1.83	$0.53

Weighted-average shares outstanding:
Basic	47,856	45,630	44,415
Diluted	50,202	48,542	47,181

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
BALANCE—October 1, 2005	44,201,628	$442	$290,451	$42,550	$(336)	$333,107
Compensation expense recognized for employee stock options	—	—	2,393	—	—	2,393
Excess tax benefit from exercise of stock options	—	—	2,478	—	—	2,478
Exercise of employee stock options	462,392	4	1,425	—	—	1,429
Restricted stock compensation	—	—	10	—	—	10
Comprehensive income:
Net income	—	—	—	25,117	—	25,117
Interest rate swap	—	—	—	—	(1,772)	(1,772)
Other comprehensive income	—	—	—	—	279	279

Comprehensive income						23,624

BALANCE—September 30, 2006	44,664,020	446	296,757	67,667	(1,829)	$363,041
Compensation expense recognized for employee stock options	—	—	3,455	—	—	3,455
Excess tax benefit from exercise of stock options	—	—	23,627	—	—	23,627
Exercise of employee stock options	2,369,802	24	8,450	—	—	8,474
Restricted stock compensation	—	—	32	—	—	32
Common stock issued	8,152	—	201	—	—	201
Comprehensive income:
Net income	—	—	—	88,645	—	88,645
Interest rate swap	—	—	—	—	(14)	(14)
Other comprehensive income	—	—	—	—	90	90

Comprehensive income						88,721

BALANCE—September 30, 2007	47,041,974	470	332,522	156,312	(1,753)	487,551
FIN 48 adjustment (Note 11)				(1,693)		(1,693)
Compensation expense recognized for employee stock options	—	—	4,002	—	—	4,002
Excess tax benefit from exercise of stock options	—	—	18,756	—	—	18,756
Exercise of employee stock options	1,553,509	16	9,753	—	—	9,769
Restricted stock compensation	—	—	33	—	—	33
Common stock issued	5,365	—	158	—	—	158
Comprehensive income:
Net income	—	—	—	133,126	—	133,126
Interest rate swap	—	—	—	—	2,202	2,202
Other comprehensive loss	—	—	—	—	(4)	(4)

Comprehensive income						135,324

BALANCE—September 30, 2008	48,600,848	$486	$365,224	$287,745	$445	$653,900

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Years Ended September 30,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$133,126	$88,645	$25,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,252	11,648	9,914
Amortization of intangibles	12,002	12,304	6,197
Amortization/write-off of debt issue costs	3,097	3,147	26,721
Non-cash equity compensation	4,035	3,487	2,403
Excess tax benefit from exercise of stock options	(18,756)	(23,627)	—
Deferred income taxes	7,335	6,230	18,243
Loss on repayment of senior subordinated notes	—	—	25,611
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	7,103	(17,401)	(489)
Inventories	878	(5,624)	(10,163)
Income taxes receivable	25,815	28,607	(9,366)
Other assets	431	(2,564)	(1,043)
Accounts payable	(333)	1,642	1,618
Accrued and other liabilities	(374)	3,915	(4,651)
Deferred compensation liability	2,024	2,027	(27,848)
Interest on senior unsecured promissory notes	—	—	(59,206)

Net cash provided by operating activities	189,635	112,436	3,058

INVESTING ACTIVITIES:
Capital expenditures	(10,884)	(10,258)	(8,350)
Acquisitions of businesses	(154,160)	(511,407)	(26,973)

Net cash used in investing activities	(165,044)	(521,665)	(35,323)

FINANCING ACTIVITIES:
Borrowings under Senior Secured Credit Facility—net of fees	—	125,423	640,783
Proceeds from 7 3/4% Senior Subordinated Notes—net of fees	—	296,458	268,754
Borrowings under TD Group Loan Facility—net of fees	—	—	193,752
Proceeds from exercise of stock options	9,769	8,450	1,429
Repayment of amounts borrowed under former credit facility	—	—	(289,849)
Repayment of 8 3/8% senior subordinated notes	—	—	(425,611)
Repayment of TD Group Loan Facility	—	—	(200,000)
Repayment of senior unsecured promissory notes	—	—	(199,997)
Excess tax benefit from exercise of stock options	18,756	23,627	—

Net cash provided by (used in) financing activities	28,525	453,958	(10,739)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,116	44,729	(43,004)
CASH AND CASH EQUIVALENTS—Beginning of period	105,946	61,217	104,221

CASH AND CASH EQUIVALENTS—End of period	$159,062	$105,946	$61,217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$95,099	$90,693	$137,637

Net cash paid during the period for income taxes	$39,918	$18,592	$8,313

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS AND MERGER

Description of the Business—TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries, AeroControlex Group, Inc., MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace LLC, Avionic Instruments LLC, Skurka Aerospace Inc., CDA InterCorp LLC, Avtech Corporation, Transicoil LLC, Transicoil (Malaysia) Sendirian Berhad, Bruce Aerospace, Inc. and CEF Industries, Inc. (collectively, with TD Group, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and components, gear pumps, specialized valves, engineered connectors, power conditioning devices, specialized fluorescent lighting and AC/DC electric motors, aircraft audio systems, engineered latches and cockpit security devices, lavatory hardware and components, hold open rods and locking devices, specialized cockpit displays, elastomers, and NiCad batteries/chargers.

TransDigm Holding Company (“TransDigm Holdings”) was formerly a wholly-owned subsidiary of TD Group and the direct parent of TransDigm Inc. TransDigm Holdings was merged into TransDigm Inc. on June 26, 2006.

TD Group was incorporated on July 8, 2003 under the name TD Holding Corporation by outside investors to acquire control of TransDigm Holdings and had no operations prior to the acquisition of the Company by Warburg Pincus. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc.

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

On March 20, 2006, certain of TD Group’s stockholders and certain members of our management sold an aggregate of approximately 12.6 million shares of TD Group’s common stock in an underwritten initial public offering, or the IPO, at a price of $21.00 per share. TD Group did not offer any shares of common stock for sale in the IPO and it did not receive any of the proceeds from the sale of shares by the selling stockholders. TD Group’s common stock is listed on The New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”

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

Unison—On September 26, 2008, TransDigm Inc., through its wholly-owned Champion Aerospace, LLC subsidiary, acquired certain of the assets related to the magneto and harness product line business of Unison Industries, LLC (“Unison”) for approximately $68.2 million in cash, net of a purchase price adjustment of $1.1 million received in November 2008. The acquired product line includes the highly engineered SLICKTM magnetos, harnesses and components, which are used on substantially all of the world’s general aviation piston aircraft. These products fit well with Champion’s existing product offerings and TransDigm’s overall business direction. The Company expects that the $56.8 million of goodwill recognized for the acquisition will be deductible for tax purposes.

CEF—On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $84.8 million in cash, subject to adjustment on the level of working capital as of the closing date of the acquisition. CEF is a designer and manufacturer of specialized and highly engineered actuators, compressors, pumps and related components for the aerospace market, all of which fit well with TransDigm’s overall business direction. The Company expects that the $51.1 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Bruce—On August 10, 2007, pursuant to an asset purchase agreement among TransDigm Inc., Bruce Industries, Inc. and the shareholders of Bruce Industries, Inc., Bruce Aerospace, Inc. (“Bruce”), a newly formed wholly-owned subsidiary of TransDigm Inc., acquired certain assets and assumed certain liabilities of Bruce Industries, Inc. for $35.5 million in cash, net of a purchase price adjustment of $0.2 million received in February 2008. Additionally, in accordance with the purchase agreement, the Company recorded a contingent liability based upon the earnings before income taxes, depreciation and amortization related to the sale of certain part numbers for a period of three years following the closing. Bruce designs and manufactures specialized fluorescent lighting used in the aircraft industry. The proprietary nature, established positions, and aftermarket content fit well with TransDigm’s overall business direction. The Company expects that the $24.0 million of goodwill recognized for the acquisition will be deductible for tax purposes.

ATI—On February 7, 2007, TransDigm Inc. acquired all of the outstanding capital stock of Aviation Technologies, Inc. (“ATI”) for $430.1 million in cash. ATI consists of two primary operating units that service the commercial and military aerospace markets—Avtech Corporation (“Avtech”) and Transicoil LLC (which, together with Transicoil (Malaysia) Sendirian Berhad, is referred to as “ADS/Transicoil”). Avtech is a supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a supplier of displays, clocks, brushless motors and related components and instruments. Through Avtech and ADS/Transicoil, ATI manufactures proprietary products for the aerospace industry with broad platform positions and high aftermarket content, all of which fit well with TransDigm’s overall direction. Substantially all of the goodwill of $310.4 million recognized in accounting for the acquisition will not be deductible for tax purposes.

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

Assets:
Current assets	$34,118
Deferred income taxes	10,675
Property, plant and equipment	23,791
Goodwill	310,384
Trademarks and trade names	31,960
Amortizable intangible assets	78,620

Total assets	489,548

Liabilities:
Current liabilities	12,068
Long-term liabilities	1,153
Deferred income taxes	46,179

Total liabilities	59,400

Net assets acquired	$430,148

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the acquisition of ATI had occurred at the beginning of the period ended (in thousands, except per share data):

September 30, 2007
Net sales	$630,513
Operating income	215,260
Net income	68,753
Diluted earnings per share	$1.42

These pro forma results of operations for the fiscal year ended September 30, 2007 includes the effects of the: (i) inventory purchase accounting adjustments that will be charged to cost of sales as the inventory that was on hand as of the date of the acquisition is sold, (ii) additional amortization expense that will be recognized from the identifiable intangible assets recorded in accounting for the acquisition, (iii) a reduction in depreciation expense that resulted from the write-down of the carrying value of certain real property to fair value in accounting for the acquisition, (iv) additional interest expense that resulted from the Company’s increased indebtedness resulting from the acquisition, and (v) approximately $25.8 million of additional compensation expense recognized with respect to stock options of ATI that were cancelled upon the closing of the acquisition. This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the period presented and is not intended to be a projection of future results.

CDA—On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp (“CDA”) for $45.7 million in cash, which includes a purchase price adjustment of $0.3 million paid in March 2007. CDA designs and manufacturers specialized controllable drive actuators, motors, transducers, and gearing. The products are consistent with TransDigm’s recent acquisition of similar product lines. Goodwill of $34.3 million recognized in accounting for the acquisition is not deductible for tax purposes.

Sweeney—On June 12, 2006, TransDigm Inc. acquired all of the outstanding capital stock of Sweeney Engineering Corp. (“Sweeney”) for $25.4 million in cash. Sweeney designs and manufactures specialized aerospace valves used primarily in fuel, environmental control, and de-icing applications. The products are used on defense and commercial aircraft applications. Sweeney’s product characteristics and market position fit well with TransDigm’s overall direction. The acquired business was consolidated into AeroControlex’s existing business in Painesville, Ohio. Goodwill of $21.9 million recognized in accounting for the acquisition is not deductible for tax purposes.

The Company accounted for the acquisitions of the businesses of Unison, CEF, Bruce Industries, ATI, CDA, and Sweeney (collectively, the “Acquisitions”) as purchases and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of CEF and Unison; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, excluding ATI, had the Acquisitions occurred at the beginning of the applicable fiscal year ended September 30th are not significant and, accordingly, are not provided.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation—The accompanying consolidated financial statements include the accounts of TD Group and subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition and Related Allowances—The Company recognizes substantially all revenue based upon shipment of products to the customer, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. Provisions for estimated returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. Due to uncertainties in the estimation process, it is possible that actual results may vary from the estimates.

Research and Development Costs—The Company expenses research and development costs as incurred. The cost recognized for research and development costs for the years ended September 30, 2008, 2007 and 2006 was approximately $13.2 million, $9.6 million, and $3.9 million, respectively.

Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Uncollectible Accounts—The Company reserves for amounts determined to be uncollectible based on specific identification of losses and estimated losses based on historical experience. The allowance also incorporates a provision for the estimated impact of disputes with customers. The determination of the amount of the allowance for doubtful accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate or improve, the allowance for doubtful accounts could increase or decrease.

Inventories—Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Net inventory for CEF at September 30, 2008 was approximately $15.1 million. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.

Shipping and Handling Costs—All shipping and handling costs are included in cost of sales in the Consolidated Statements of Income.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: land improvements from 10 to 20 years, buildings and improvements from 10 to 30 years, machinery and equipment from 2 to 10 years and furniture and fixtures from 2 to 10 years.

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

Intangible Assets—Intangible assets consist of identifiable intangibles acquired or recognized in accounting for the acquisitions (trademarks, trade names, a license agreement, patented and unpatented technology, trade secrets and order backlog) and goodwill. Under the provisions of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives are subject to annual impairment testing. A two-step impairment test is used to identify potential goodwill impairment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired, and the second step of the goodwill impairment test is unnecessary. The second step measures the amount of impairment, if any, by comparing the carrying value of the goodwill associated with a reporting unit to the implied fair value of the goodwill derived from the estimated overall fair value of the reporting unit and the individual fair values of the other assets and liabilities of the reporting unit.

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

Interest Rate Swaps—In connection with the June 2006 debt refinancing, the Company entered into an interest rate swap agreement with a financial institution to eliminate the variability of cash flows in interest payments on a portion of its new variable rate debt. The notional amount of the swap contract was $187 million, and decreased to $170 million on September 23, 2007, and to $150 million on September 23, 2008. The interest rate swap agreement expires on June 23, 2009. The Company’s interest rate swap effectively converts the variable rate interest on the notional amount of the Senior Secured Credit Facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

In January 2008, the Company entered into a second interest rate swap agreement with a financial institution for the notional amount of $300 million effective March 2008. The interest rate swap agreement expires on March 23, 2011. The Company’s interest rate swap effectively converts the variable rate interest on the notional amount of the Senior Secured Credit Facility to a fixed rate of 3.04% plus the 2% margin percentage, over the term of the agreement.

The interest rate swaps qualify as effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, changes in the fair values of the interest rate swaps are recorded as other comprehensive income. The fair value of the interest rate swap entered into in June 2006 as quoted by the financial institution, (the amount that the Company would pay to terminate the interest rate swap agreement) was a liability of $2.7 million and $2.9 million at September 30, 2008 and September 30, 2007, respectively, and is recorded in accrued liabilities at September 30, 2008 and other non-current liabilities at September 30, 2007 and accumulated other comprehensive income/(loss) ($1.7 million and $1.8 million, net of tax, respectively) at September 30, 2008 and September 30, 2007. The fair value of the interest rate swap entered into in January 2008 as quoted by the financial institution was an asset of $3.2 million at September 30, 2008 and is recorded in other non-current assets and other comprehensive income ($2.1 million, net of tax).

The net-after tax derivative loss included in accumulated other comprehensive income/(loss) is expected to be reclassified into interest expense in conjunction with the recognition of interest payments on the notional amounts of the swap contracts through September 30, 2009, with a net $1.6 million of after-tax net loss expected to be recognized in interest expense within the next year.

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

Comprehensive Income (Loss)—The term “comprehensive income (loss)” represents the change in shareholders’ equity from transactions and other events and circumstances resulting from non-shareholder sources. The Company’s accumulated other comprehensive loss, consisting principally of its interest rate swaps, is reported separately in the accompanying consolidated statements of changes in stockholders’ equity, net of taxes of ($0.1) million, $1.1 million, and $1.0 million as of September 30, 2008, 2007 and 2006, respectively.

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

Information concerning the Company’s net sales by its major product offerings is as follows for the periods indicated below (in thousands):

	Years Ended September 30,
	2008	2007	2006
Mechanical/electro-mechanical actuators and controls	$101,381	$73,940	$48,049
Ignition systems and components	82,146	78,676	69,533
Gear pumps	66,065	63,275	53,206
Specialized valves	53,251	47,434	29,880
Engineered connectors	50,770	48,773	42,578
Power conditioning devices	50,734	42,048	39,878
Power, lighting and control	50,694	22,549	—
AC/DC electric motors	40,313	34,075	28,411
Audio systems	39,728	24,499	—
Engineered latching and locking devices	38,742	39,360	34,676
Lavatory hardware	33,638	30,626	22,863
Rods and locking devices	29,414	27,924	26,092
Specialized cockpit displays	26,885	16,841	—
Elastomers	26,506	19,118	19,254
NiCad batteries/chargers	23,444	23,660	20,744

Total	$713,711	$592,798	$435,164

For the year ended September 30, 2008, two customers accounted for approximately 14% and 10% of the Company’s net sales, respectively. For the year ended September 30, 2007, two customers accounted for approximately 16% and 11% of the Company’s net sales, respectively. For the year ended September 30, 2006, two customers accounted for approximately 10% and 9% of the Company’s net sales, respectively. Export sales to customers, primarily in Western Europe, Canada and Asia, were $144.3 million during fiscal 2008, $143.0 million during fiscal 2007 and $102.7 million during fiscal 2006.

Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2008	2007
Trade accounts receivable—gross	$98,378	$102,317
Allowance for uncollectible accounts	(2,182)	(2,223)

Trade accounts receivable—net	$96,196	$100,094

Approximately 22% of the Company’s trade accounts receivable at September 30, 2008 was due from two customers. In addition, approximately 25% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Inventories consist of the following at September 30 (in thousands):

	2008	2007
Work-in-progress and finished goods	$78,467	$68,287
Raw materials and purchased component parts	81,750	72,943

Total	160,217	141,230
Reserve for excess and obsolete inventory	(15,862)	(14,467)
LIFO reserve	(241)	—

Inventories—net	$144,114	$126,763

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2008	2007
Land and improvements	$28,715	$25,695
Buildings and improvements	36,127	32,127
Machinery, equipment and other	77,091	64,112
Construction in progress	3,828	2,454

Total	145,761	124,388
Accumulated depreciation	(49,520)	(37,314)

Property, plant and equipment—net	$96,241	$87,074

7.	INTANGIBLE ASSETS

Intangibles assets subject to amortization consisted of the following at September 30 (in thousands):

	2008
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$190,493	$27,180	$163,313
License agreement	9,373	2,741	6,632
Trade secrets	18,462	3,267	15,195
Patented technology	1,670	922	748
Order backlog	17,520	15,698	1,822
Other	1,600	742	858

Total	$239,118	$50,550	$188,568

	2007
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$168,003	$19,178	$148,825
License agreement	9,373	2,211	7,162
Trade secrets	18,462	2,429	16,033
Patented technology	1,604	746	858
Order backlog	14,977	13,471	1,506
Other	1,600	513	1,087

Total	$214,019	$38,548	$175,471

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense:

Years ended September 30,
2008	$12,002
2007	12,304
2006	6,197

Estimated Amortization Expense:

Years ending September 30,
2009	$12,232
2010	10,261
2011	10,257
2012	10,088
2013	10,028

The total carrying amount of identifiable intangible assets not subject to amortization consisted of trademarks and trade names in the amount of $167.6 million and $159.4 million at September 30, 2008 and September 30, 2007, respectively. The Company performed its annual impairment test of goodwill and intangible assets that have indefinite lives as of September 30, 2008 and 2007 and determined that no impairment had occurred.

Intangible assets acquired during the year ended September 30, 2008 were as follows (in thousands):

	Year Ended September 30, 2008
	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$108,966	none
Trademarks and trade names	8,199	none
Intangible assets subject to amortization:
Unpatented technology	21,626	24 years
Order backlog	2,602	1 year

	24,228	21 years

Total	$141,393

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2006, 2007 and 2008 were as follows (in thousands):

Balance at September 30, 2006	$877,829
Goodwill acquired during the year (Note 2)	368,864
Other	1,177

Balance at September 30, 2007	1,247,870
Goodwill acquired during the year (Note 2)	108,966
Other	(2,062)

Balance at September 30, 2008	$1,354,774

8.	ACCRUED LIABILITIES

Summary—Accrued liabilities consist of the following at September 30 (in thousands):

	2008	2007
Compensation and related benefits	$23,826	$15,651
Interest	10,266	9,930
Product warranties	6,255	4,624
Sales returns and rebates	5,858	829
Other	17,157	11,432

Total	$63,362	$42,466

Product Warranties—The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience. The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Years Ended September 30,
	2008	2007	2006
Liability balance at beginning of period	$4,624	$2,472	$2,789
Product warranty provision	2,829	1,903	1,541
Warranty costs incurred	(2,192)	(1,586)	(1,890)
Acquisitions	994	1,835	32

Liability balance at end of period	$6,255	$4,624	$2,472

9.	DEBT

Summary—The Company’s long-term debt consists of the following at September 30 (in thousands):

	2008	2007
Term loans	$780,000	$780,000
7 3/4% Senior Subordinated Notes due 2014	575,000	575,000
Premium on 7 3/4% Senior Subordinated Notes due 2014	2,230	2,854

Total Debt	1,357,230	1,357,854
Current maturities	—	—

Long-term portion	$1,357,230	$1,357,854

Revolving Credit Facility and Term Loans—In connection with the acquisition of ATI, TransDigm entered into an amendment to the Senior Secured Credit Facility (defined below) which provided for, among other things, an additional term loan of $130 million. TransDigm used the proceeds from the additional term loan together with the proceeds from the issuance and sale of the New Notes (defined below) and a portion of the Company’s available cash balances to fund the acquisition of ATI and to pay related transaction expenses. The interest rate on the term loans at September 30, 2008 was 5.2%.

In connection with the refinancing in June 2006, all of TransDigm Inc.’s borrowings (term loans) under the former senior secured credit facility were repaid and a new senior secured credit facility was obtained. TransDigm Inc.’s new senior secured credit facility, or the Senior Secured Credit Facility, totals $980 million, which consists of (1) a $200 million revolving credit line maturing in June 2012 and (2) a $780 million term loan facility maturing in June 2013. At September 30, 2008, the Company had $1.5 million letters of credit outstanding and $198.5 million of borrowings available under the Senior Secured Credit Facility.

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

The Senior Secured Credit Facility is subject to mandatory prepayments of term loans based on certain percentages of excess cash flows, as defined, commencing 90 days after the end of fiscal 2008, subject to exceptions. TransDigm Inc. is required to prepay outstanding term loans in a principal amount equal to 50% of Excess Cash Flow (as defined); provided that the amount of the prepayment will be reduced to 25% of Excess Cash Flow if the Consolidated Leverage Ratio (as defined) at the end of the applicable fiscal year is less than 5.00 to 1.00, but greater than 4.50 to 1.00. TransDigm Inc. will not be required to prepay any of the term loans if the Consolidated Leverage Ratio as of the end of the applicable fiscal year is equal to or less than 4.50 to 1.00 or if the term loans achieve certain minimum credit ratings at the end of such fiscal year. The Company is not required to make any prepayments as of September 30, 2008 because its Consolidated Leverage Ratio is less than 4.50 to 1.00. In addition, subject to exceptions (including in respect of reinvestment in productive assets), TransDigm Inc. will be required to offer to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of certain asset sales.

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

Interest Rate Swaps—In connection with the refinancing in June 2006, the Company entered into a three year interest rate swap agreement with a financial institution to eliminate the variability of cash flows in interest payments on a portion of its variable rate debt. The notional amount of the swap contract was $150 million at September 30, 2008. The Company’s interest rate swap effectively converts the variable rate interest on the notional amount of the Senior Secured Credit Facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

The Company entered into an additional three year interest rate swap with Credit Suisse in January 2008 for the notional amount of $300 million effective March 2008. This additional interest rate swap effectively converts the variable rate interest on the notional amount of the Senior Secured Credit Facility to a fixed rate of 3.04% plus the 2% margin percentage, over the term of the agreement.

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

The plan assets as of September 30, 2008 and 2007 were $6.7 million and $6.4 million, respectively. The Company’s accumulated benefit obligation for its defined benefit pension plans was $6.9 million as of September 30, 2008 and 2007. The total liability recognized at September 30, 2008 and 2007 was $0.2 million and $0.5 million, respectively. The net period pension cost recognized in the Consolidated Statements of Income as of September 30, 2008, 2007 and 2006 was $0.3 million, $0.2 million and $0.3 million, respectively.

Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under the plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2008, 2007 and 2006 was approximately $2.2 million, $1.9 million and $1.8 million, respectively.

Deferred Compensation Plans—Certain management personnel of the Company participated in one or both of two deferred compensation plans of TD Group that were established in 2003. On November 10, 2005 and December 16, 2005, the Board of Directors of TD Group approved the termination of these deferred compensation plans (see Note 12). TD Group adopted the TD Holding Corporation 2005 New Management Deferred Compensation Plan (the “New Management Deferred Compensation Plan”) in December 2005 in connection with certain new requirements under Section 409A of the Internal Revenue Code of 1986, as amended. The New Management Deferred Compensation Plan is for the benefit of certain management personnel of the Company who were granted new management options under the TD Group 2003 stock option plan. The New Management Deferred Compensation Plan, along with a deferred compensation arrangement for one employee who was not an executive officer, provide that a participant’s deferred compensation account is fully distributed upon the earlier of: December 31, 2008 or a Change in Control (as defined in the plan). On December 16, 2005, TD Group’s Board of Directors approved contributions of $6.2 million, in the aggregate, to participant account balances under the New Management Deferred Compensation Plan. In 2006, $0.5 million was added to the additional employee deferred compensation arrangement. The cost of the plans totaled $2.2 million, $2.0 million and $(1.4) million for the years ended September 30, 2008, 2007 and 2006, respectively. The amount recognized for the year ended September 30, 2006 includes a reversal of previously recorded charges of $3.8 million resulting from the termination of the two deferred compensation plans of TD Group discussed above. The obligations under the New Management Deferred Compensation Plan and the additional employee deferred compensation arrangement represent obligations of TD Group and are not guaranteed by TransDigm Inc. or any of its subsidiaries.

11.	INCOME TAXES

The Company’s income tax provision consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2008	2007	2006
Current
Federal	$60,190	$39,624	$(6,151)
State	5,951	7,572	4,226

	66,141	47,196	(1,925)

Deferred	7,335	6,230	18,243

	$73,476	$53,426	$16,318

The differences between the income tax provision at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2008	2007	2006
Tax at statutory rate of 35%	$72,311	$49,741	$14,502
State and local income taxes	4,272	4,502	2,688
Change in deferred taxes resulting from changes in state tax law	—	—	(1,584)
Nondeductible public equity offering expenses	—	317	927
Domestic manufacturing deduction	(2,767)	(546)	—
Research and development credits	(255)	(1,395)	(319)
Other—net	(85)	807	104

Income tax provision	$73,476	$53,426	$16,318

The components of the deferred taxes at September 30 consist of the following (in thousands):

	2008	2007
Deferred tax assets:
Interest accrued on senior unsecured promissory notes	$—	$7,916
Employee compensation and other accrued obligations	1,651	1,994
Net operating loss—state and local income taxes	6,031	5,629
Inventory	6,241	4,308
Employee benefits	4,601	3,485
Sales returns and repairs	2,594	2,052
Other accrued liabilities	6,191	7,157

Total	27,309	32,541
Less: Valuation allowance	(5,981)	(5,578)

Total deferred tax assets	21,328	26,963

Deferred tax liabilities
Intangible assets	138,399	128,093
Transaction costs	1,123	1,123
Property, plant and equipment	13,576	14,075

Total deferred tax liabilities	153,098	143,291

Total net deferred tax liabilities	$131,770	$116,328

At September 30, 2008, the Company had net deferred state and local tax loss carryforwards of approximately $6.0 million that expire in various years from 2009 to 2028. A valuation allowance has been established equal to the amount of the net operating losses that the Company believes will not be utilized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During the first quarter of the Company’s fiscal 2008 year, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2005 and 2006 fiscal years. This examination was concluded in the fourth quarter of the fiscal 2008 year with no material impact on the financial statements. In addition, the Company is subject to state and local income tax examinations for fiscal years 2004 through 2008.

Effective October 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes.” In accordance with FIN No. 48, the Company recognized a cumulative effect adjustment of $1.7 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the October 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2007	$3,166
Additions based on tax positions related to the current year	474
Reductions for tax positions of prior years	(602)
Settlements	(254)

Balance at September 30, 2008	$2,784

Included in the balance of unrecognized tax benefits at September 30, 2008, is $1.9 million in unrecognized tax benefits, the recognition of which would have an effect on the effective tax rate. The Company classifies all income tax related interest and penalties as income tax expense. During the fiscal year ended September 30, 2008, the Company recognized $0.1 million in income tax interest and penalties. As of September 30, 2008, the Company has accrued $0.9 million for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2009.

12.	DIVIDEND AND BONUS PAYMENTS

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

13.	CAPITAL STOCK

Capital Stock—Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock outstanding at September 30, 2008 and 2007 was 48,600,848 and 47,041,974, respectively. There were no shares of preferred stock outstanding at September 30, 2008 and 2007. The terms of the preferred stock have not been established.

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

14.	STOCK BASED COMPENSATION

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

Effective October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 utilizing the modified prospective method. SFAS 123R requires stock-based compensation to be measured using the fair value method of accounting. The Company records compensation expense for service-based awards under the straight-line method. Expense related to performance-based awards is recorded in the service period corresponding to the performance target. The Company determines that forfeitures of unvested awards have been insignificant, and accordingly does not adjust stock-based compensation expense for projected forfeitures. SFAS 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in statements of cash flows, rather than as operating activities as required under SFAS 123. The tax benefit of $2.5 million associated with share-based payments was recorded in operating activities during the fiscal year ended September 30, 2006. The adoption of SFAS 123R did not have a significant impact on the Company’s financial condition or results of operations.

The following table shows the expense recognized by the Company for stock-based compensation (in thousands):

	Fiscal Years Ended September 30,
	2008	2007	2006
Stock option compensation expense:
Time vested stock options	$464	$408	$284
Performance vested stock options	3,538	3,047	2,109
Restricted stock award amortization	33	32	10

	$4,035	$3,487	$2,403

As of September 30, 2008, there was $0.1 million of total unrecognized compensation cost related to non-vested awards expected to vest, that will be recognized over a weighted-average period of three months.

2006 Stock Incentive Plan

In conjunction with the consummation of the initial public offering, a 2006 stock incentive plan was adopted by TD Group. In July 2008, the plan was amended to increase the number of shares available for issuance thereunder. TD Group has reserved 4,119,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. Awards under the plan may be in the form of options, restricted stock or other stock-based awards. Options granted under the plan will expire no later than the tenth anniversary of the applicable date of grant of the options, and will have an exercise price of not less than the fair market value of our common stock on the date of grant. Restricted stock granted under the plan vests over three years.

The following table summarizes activity for restricted stock awards for the fiscal year ended September 30, 2008:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at September 30, 2007	3,398	$32.20
Granted	1,578	37.97
Vested	(959)	28.59
Forfeited	(1,046)	31.85

Outstanding at September 30, 2008	2,971	$35.86

During the fiscal year ended September 30, 2008, 4,406 shares of commons stock were issued with a weighted-average grant date fair value of $35.81.

At September 30, 2008, 4,103,180 remaining shares were available for award under TD Group’s 2006 stock incentive plan.

2003 Stock Option Plan

Certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. Upon the closing of the acquisition of the Company by Warburg Pincus in 2003, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holdings. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of common stock of TD Group (after giving effect to the 149.60 for 1.00 stock split effected on March 14, 2006). All rollover options granted were fully vested on the date of grant. In addition to shares of common stock reserved for issuance upon the exercise of rollover options, an aggregate of 5,469,301 shares of TD Group’s common stock were reserved for issuance upon the exercise of new management options. In general, approximately 20% of all new management options vested based on employment service or a change in control. These time vested options have a graded vesting schedule of up to four years. Approximately 80% of all new management options vested (i) based upon the satisfaction of specified performance criteria, which is annual and cumulative EBITDA As Defined targets through 2008, or (ii) upon the occurrence of a change in control if the Investor Group (defined as Warburg Pincus and the other initial investors in TD Group) received a minimum specified rate of return. Unless terminated earlier, the options expire ten years from the date of grant. All of the outstanding performance options were vested as of September 30, 2008.

TD Group has reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, 9,263,396 of which had been issued as of September 30, 2008.

In addition to the stock options issued under the plan covering the Company’s employees, certain members of the Company’s Board of Directors have also been granted stock options of TD Group.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2008	2007	2006
Risk-free interest rate	4.13%	4.41% to 4.86%	4.21% to 5.09%
Expected life of options	4 years	4 years	4 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	30%	30%	0% to 30%

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

The total fair value of shares vested during fiscal years ending September 30, 2008, 2007, and 2006 was $5.1 million, $2.6 million and $2.2 million, respectively.

Time Vested Stock Options—The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the fiscal year ended September 30, 2008:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	974,092	$9.21
Granted	29,338	45.25
Exercised	(168,089)	9.01
Forfeited	(6,334)	22.28

Outstanding at September 30, 2008	829,007	$10.43	5.6 years	$19,730,367

Expected to vest	829,007	$10.43	5.6 years	$19,730,367

Exercisable at September 30, 2008	795,003	$9.05	5.4 years	$20,018,176

Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2008:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	4,148,009	$10.66
Granted	30,762	45.25
Exercised	(861,612)	8.34
Forfeited	(50,235)	22.66

Outstanding at Septmeber 30, 2008	3,266,924	$11.42	5.8 years	$74,518,536

Exercisable at September 30, 2008	3,266,924	$11.42	5.8 years	$74,518,536

Rollover Option Awards—The following table summarizes the activity, pricing and other information for the Company’s rollover option award activity during the fiscal year ended September 30, 2008:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	816,904	$2.61
Granted	—	—
Exercised	(523,808)	2.24
Forfeited	—	—

Outstanding at September 30, 2008	293,096	$3.30	2.8 years	$9,065,459

Exercisable at September 30, 2008	293,096	$3.30	2.8 years	$9,065,459

The weighted-average grant date fair value of time and performance options granted during the fiscal years ended September 30, 2008, 2007 and 2006 was $13.66, $10.16 and $4.60, respectively. The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2008, 2007 and 2006 was $54.4 million, $73.0 million and $8.5 million, respectively.

15.	EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Years Ended September 30,
	2008	2007	2006
	(in thousands, except per share data)
Basic Earnings Per Share Computation:
Net Income	$133,126	$88,645	$25,117

Weighted-average common shares outstanding	47,856	45,630	44,415

Basic earnings per share	$2.78	$1.94	$0.57

Diluted Earnings Per Share Computation:
Net Income	$133,126	$88,645	$25,117

Weighted-average common shares outstanding	47,856	45,630	44,415
Effect of dilutive options outstanding	2,346	2,912	2,766

Total weighted-average shares outstanding	50,202	48,542	47,181

Diluted earnings per share	$2.65	$1.83	$0.53

There were approximately 0.1 million, -0-, and 0.1 million stock options outstanding at September 30, 2008, 2007 and 2006, respectively, excluded from the diluted earnings per share computation due to the anti-dilutive effect of such options.

16.	LEASES

TransDigm leases four manufacturing facilities. The facility leases require annual rental payments ranging from approximately $0.6 million to $2.4 million through December 2015. One of the facility leases is with a company in which one of our employees is an owner. The term of the lease is through December 2009, although it may be terminated early under certain circumstances. The monthly base rental for the property is $0.1 million. The lease may be renewed for an additional five years, subject to an adjustment to the monthly base rental for the extended period to $0.1 million. TransDigm also leases office space for its corporate headquarters. The office space leases require annual rental payments of approximately $0.1 million per year through fiscal 2011.

TransDigm also has commitments under operating leases for vehicles and equipment. Rental expense during the years ended September 30, 2008, 2007 and 2006 was $3.2 million, $2.8 million and $2.1 million, respectively. Future, minimum rental commitments at September 30, 2008 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $3.4 million in fiscal 2009, $2.5 million in fiscal 2010, $2.0 million in fiscal 2011, $1.7 million in fiscal 2012, $0.9 million in fiscal 2013, and $0.8 million thereafter.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities, interest rate swaps (see Note 3) and long-term debt. The carrying value of the Company’s cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The estimated fair value of the Company’s term loans approximated $725 million at September 30, 2008 based on information provided by the agent under the Company’s Senior Secured Credit Facility. The estimated fair value of the Company’s 7 3/4% Senior Subordinated Notes approximated $529 million at September 30, 2008 based upon quoted market prices.

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

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 29, 2007	Second Quarter Ended March 29, 2008	Third Quarter Ended June 28, 2008	Fourth Quarter Ended September 30, 2008
	(in thousands, except per share amounts)
Year Ended September 30, 2008
Net sales	$163,136	$175,285	$186,052	$189,238
Gross profit	88,092	93,919	100,482	103,438
Net income	26,968	32,170	35,999	37,989
Basic earnings per share	$0.57	$0.68	$0.75	$0.78
Diluted earnings per share	$0.54	$0.64	$0.72	$0.75

	First Quarter Ended December 30, 2006	Second Quarter Ended March 31, 2007	Third Quarter Ended June 30, 2007	Fourth Quarter Ended September 30, 2007
	(in thousands, except per share amounts)
Year Ended September 30, 2007
Net sales	$122,709	$144,438	$157,613	$168,038
Gross profit	63,634	75,071	82,253	88,074
Net income	20,335	21,514	22,121	24,675
Basic earnings per share	$0.45	$0.48	$0.48	$0.53
Diluted earnings per share	$0.43	$0.45	$0.45	$0.50

20.	NEW ACCOUNTING STANDARDS

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157, discussed below.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the provisions of FAS 161 on its consolidated financial position or results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company anticipates that the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which allows for the deferral of the adoption date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of FAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. The effective provisions of FAS 157 are included in Note 17, “Fair Value Measurements.” The adoption of FAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN 48 on October 1, 2007. See Note 11.

21.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4 % Senior Subordinated Notes (see Note 9) are jointly and severally guaranteed, on a senior subordinated basis, by TransDigm Inc. and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of September 30, 2008 and 2007 and its statements of income and cash flows for the fiscal years ended September 30, 2008, 2007 and 2006.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,552	$160,680	$(3,170)	$—	$159,062
Trade accounts receivable—Net	—	11,668	84,753	(225)	96,196
Inventories	—	19,028	125,290	(204)	144,114
Deferred income taxes	—	19,902	—	—	19,902
Prepaid expenses and other	—	2,680	1,480	—	4,160

Total current assets	1,552	213,958	208,353	(429)	423,434
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	652,681	1,993,525	430,757	(3,076,963)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	14,495	81,746	—	96,241
GOODWILL	—	40,320	1,314,454	—	1,354,774
TRADEMARKS AND TRADE NAMES	—	19,376	148,250	—	167,626
OTHER INTANGIBLE ASSETS—Net	—	10,565	178,003	—	188,568
DEBT ISSUE COSTS—Net	—	19,309	—	—	19,309
OTHER	—	5,517	352	—	5,869

TOTAL ASSETS	$654,233	$2,317,065	$2,361,915	$(3,077,392)	$2,255,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$6,546	$18,817	$(223)	$25,140
Accrued liabilities	5,939	22,255	35,168	—	63,362

Total current liabilities	5,939	28,801	53,985	(223)	88,502
LONG-TERM DEBT—Less current portion	—	1,357,230	—	—	1,357,230
DEFERRED INCOME TAXES	(5,606)	157,278	—	—	151,672
OTHER NON-CURRENT LIABILITIES	—	3,073	1,444	—	4,517

Total liabilities	333	1,546,382	55,429	(223)	1,601,921

STOCKHOLDERS’ EQUITY	653,900	770,683	2,306,486	(3,077,169)	653,900

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$654,233	$2,317,065	$2,361,915	$(3,077,392)	$2,255,821

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2008

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$77,319	$638,256	$(1,864)	$713,711
COST OF SALES	—	46,140	283,298	(1,658)	327,780

GROSS PROFIT	—	31,179	354,958	(206)	385,931

OPERATING EXPENSES:
Selling and administrative	—	24,005	50,645	—	74,650
Amortization of intangibles	—	624	11,378	—	12,002

Total operating expenses	—	24,629	62,023	—	86,652

INCOME FROM OPERATIONS	—	6,550	292,935	(206)	299,279
OTHER INCOME (EXPENSES)
Interest expense—Net	—	(86,382)	(6,295)	—	(92,677)
Equity in income of subsidiaries	133,126	184,391	—	(317,517)	—

INCOME BEFORE INCOME TAXES	133,126	104,559	286,640	(317,723)	206,602
INCOME TAX PROVISION (BENEFIT)	—	(28,567)	102,043	—	73,476

NET INCOME	$133,126	$133,126	$184,597	$(317,723)	$133,126

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2008

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$133,126	$133,126	$184,597	$(317,723)	$133,126
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(131,085)	(168,387)	38,258	317,723	56,509

Net cash provided by (used in) operating activities	2,041	(35,261)	222,855	—	189,635

INVESTING ACTIVITIES:
Capital expenditures	—	(1,754)	(9,130)	—	(10,884)
Acquisitions of businesses	—	(154,160)	—	—	(154,160)

Net cash used in investing activities	—	(155,914)	(9,130)	—	(165,044)

FINANCING ACTIVITIES:
Changes in intercompany activities	(40,131)	254,075	(213,944)	—	—
Proceeds from exercise of stock options	9,769	—	—	—	9,769
Excess tax benefit from exercise of stock options	18,756	—	—	—	18,756

Net cash provided by (used in) financing activities	(11,606)	254,075	(213,944)	—	28,525

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,565)	62,900	(219)	—	53,116
CASH AND CASH EQUIVALENTS—
Beginning of year	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS— End of year	$1,552	$160,680	$(3,170)	$—	$159,062

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$88,645	$88,645	$131,460	$(220,105)	$88,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(86,989)	(95,097)	(14,228)	220,105	23,791

Net cash provided by (used in) operating activities	1,656	(6,452)	117,232	—	112,436

INVESTING ACTIVITIES:
Capital expenditures	—	(2,513)	(7,745)	—	(10,258)
Acquisitions of businesses	—	(511,407)	—	—	(511,407)

Net cash used in investing activities	—	(513,920)	(7,745)	—	(521,665)

FINANCING ACTIVITIES:
Changes in intercompany activities	(24,220)	133,710	(109,490)	—	—
Borrowings under the Senior Secured Credit Facility—net of fees	—	125,423	—	—	125,423
Proceeds from 7 3/4% Senior Subordinated Notes—net of fees	—	296,458	—	—	296,458
Proceeds from exercise of stock options	8,450	—	—	—	8,450
Excess tax benefit from exercise of stock options	23,627	—	—	—	23,627

Net cash provided by (used in) financing activities	7,857	555,591	(109,490)	—	453,958

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,513	35,219	(3)	—	44,729
CASH AND CASH EQUIVALENTS—Beginning of year	1,604	62,561	(2,948)	—	61,217

CASH AND CASH EQUIVALENTS—End of year	$11,117	$97,780	$(2,951)	$—	$105,946

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2006

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$25,117	$43,307	$54,029	$(97,336)	$25,117
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(123,014)	(724)	4,343	97,336	(22,059)

Net cash provided by (used in) operating activities	(97,897)	42,583	58,372	—	3,058

INVESTING ACTIVITIES:
Capital expenditures	—	(3,292)	(5,058)	—	(8,350)
Acquisitions of businesses	—	(26,973)	—	—	(26,973)

Net cash used in investing activities	—	(30,265)	(5,058)	—	(35,323)

FINANCING ACTIVITIES:
Changes in intercompany activities	298,072	(243,671)	(54,401)	—	—
Borrowings under Senior Secured Credit Facility— net of fees	—	640,783	—	—	640,783
Proceeds from 7 3/4% Senior Subordinated Notes—net of fees	—	268,754	—	—	268,754
Borrowings under TD Group Loan Facility—net of fees	—	193,752	—	—	193,752
Proceeds from exercise of stock options	1,429	—	—	—	1,429
Repayment of amounts borrowed under former credit facility	—	(289,849)	—	—	(289,849)
Repayment of 8 3/8% senior subordinated notes	—	(425,611)	—	—	(425,611)
Repayment of TD Group Loan Facility	(200,000)	—	—	—	(200,000)
Repayment of 12% senior unsecured promissory notes	—	(199,997)	—	—	(199,997)

Net cash provided by (used in) financing activities	99,501	(55,839)	(54,401)	—	(10,739)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,604	(43,521)	(1,087)	—	(43,004)
CASH AND CASH EQUIVALENTS— Beginning of year	—	106,082	(1,861)	—	104,221

CASH AND CASH EQUIVALENTS— End of year	$1,604	$62,561	$(2,948)	$—	$61,217

TRANSDIGM GROUP INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007, AND 2006

(Amounts in Thousands)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions from Reserve(1)	Balance at End of Period
Year Ended September 30, 2008
Allowance for doubtful accounts	$2,223	$369	$—	$410	$2,182
Reserve for excess and obsolete inventory	14,467	2,440	591	1,636	15,862
Year Ended September 30, 2007
Allowance for doubtful accounts	1,160	661	777	375	2,223
Reserve for excess and obsolete inventory	7,894	2,997	6,197	2,621	14,467
Year Ended September 30, 2006
Allowance for doubtful accounts	1,110	627	257	834	1,160
Reserve for excess and obsolete inventory	6,738	2,050	—	894	7,894

(1)	The amounts in this column represent charge-offs net of recoveries.

EXHIBIT INDEX

TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2008

EXHIBIT NO.	DESCRIPTION
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of TransDigm Group Incorporated

23.1	Consent of Ernst & Young LLP

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.