Form 10-Q
period 2008-12-27
TransDigm Group INC
filed 2009-02-04
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 27, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER	☒	NON-ACCELERATED FILER	☐

ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 48,194,179 as of January 23, 2009.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	December 27, 2008	September 30, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$149,309	$159,062
Trade accounts receivable - Net	103,128	96,196
Inventories	154,536	144,114
Deferred income taxes	19,478	19,902
Prepaid expenses and other	3,545	4,160

Total current assets	429,996	423,434

PROPERTY, PLANT AND EQUIPMENT - Net	97,406	96,241
GOODWILL	1,405,464	1,354,774
TRADEMARKS AND TRADE NAMES	173,706	167,626
OTHER INTANGIBLE ASSETS - Net	191,283	188,568
DEBT ISSUE COSTS - Net	18,379	19,309
OTHER	3,577	5,869

TOTAL ASSETS	$2,319,811	$2,255,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,067	$25,140
Accrued liabilities	93,290	63,362

Total current liabilities	119,357	88,502

LONG-TERM DEBT	1,357,113	1,357,230
DEFERRED INCOME TAXES	154,031	151,672
OTHER NON-CURRENT LIABILITIES	13,489	4,517

Total liabilities	1,643,990	1,601,921

STOCKHOLDERS’ EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 48,685,463 and 48,600,848 shares at December 27, 2008 and September 30, 2008, respectively	487	486
Additional paid-in capital	367,305	365,224
Retained earnings	327,344	287,745
Accumulated other comprehensive income/(loss)	(7,487)	445
Treasury stock, at cost - 383,600 and -0- shares at December 27, 2008 and September 30, 2008, respectively	(11,828)	—

Total stockholders’ equity	675,821	653,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,319,811	$2,255,821

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN WEEK PERIODS ENDED

DECEMBER 27, 2008 AND DECEMBER 29, 2007

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	December 27, 2008	December 29, 2007
NET SALES	$181,276	$163,136

COST OF SALES	76,988	75,044

GROSS PROFIT	104,288	88,092

OPERATING EXPENSES:
Selling and administrative	18,176	17,872
Amortization of intangibles	3,224	3,311

Total operating expenses	21,400	21,183

INCOME FROM OPERATIONS	82,888	66,909

INTEREST EXPENSE - Net	21,982	24,507

INCOME BEFORE INCOME TAXES	60,906	42,402

INCOME TAX PROVISION	21,307	15,434

NET INCOME	$39,599	$26,968

Net earnings per share:
Basic	$0.81	$0.57
Diluted	$0.78	$0.54

Weighted-average shares outstanding:
Basic	48,603	47,223
Diluted	50,537	49,862

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2008

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Treasury Stock		Total
	Number of Shares	Par Value	Paid-In Capital		Comprehensive Income/(Loss)	Number of Shares	Value
BALANCE, OCTOBER 1, 2008	48,600,848	$486	$365,224	$287,745	$445	—	$—	$653,900

Purchase of common shares	—	—	—	—	—	(383,600)	(11,828)	(11,828)
Compensation expense recognized for stock options	—	—	795	—	—	—	—	795
Excess tax benefit from exercise of stock options	—	—	714	—	—	—	—	714

Exercise of stock options	84,615	1	559	—	—	—	—	560

Restricted stock compensation	—	—	13	—	—	—	—	13

Comprehensive income:
Net income	—	—	—	39,599	—	—	—	39,599
Interest rate swap	—	—	—	—	(7,905)	—	—	(7,905)
Other comprehensive loss	—	—	—	—	(27)	—	—	(27)

Comprehensive income								31,667

BALANCE, DECEMBER 27, 2008	48,685,463	$487	$367,305	$327,344	$(7,487)	(383,600)	$(11,828)	$675,821

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Weeks Ended
	December 27, 2008	December 29, 2007
OPERATING ACTIVITIES:
Net income	$39,599	$26,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,489	3,182
Amortization of intangibles	3,224	3,311
Amortization of debt issue costs and note premium	813	930
Non-cash equity compensation	808	1,217
Deferred income taxes	2,006	1,088
Changes in assets/liabilities, net of effects from acquisition of businesses:
Trade accounts receivable	(2,964)	7,815
Inventories	(6,173)	(1,366)
Income taxes receivable/payable	16,259	14,362
Excess tax benefit from exercise of stock options	(714)	(5,017)
Other assets	(787)	1,310
Accounts payable	269	(2,072)
Accrued and other liabilities	10,391	8,500

Net cash provided by operating activities	66,220	60,228

INVESTING ACTIVITIES:
Capital expenditures	(1,733)	(2,401)
Acquisition of businesses	(66,419)	—

Net cash used in investing activities	(68,152)	(2,401)

FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	714	5,017
Proceeds from exercise of stock options	560	1,525
Purchase of treasury stock	(9,095)	—

Net cash (used in) provided by financing activities	(7,821)	6,542

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,753)	64,369

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	159,062	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,309	$170,315

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,193	$14,390

Cash paid (received) during the period for income taxes	$2,920	$(780)

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEK PERIODS ENDED DECEMBER 27, 2008 AND DECEMBER 29, 2007

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS

Description of the Business – TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries, AeroControlex Group, Inc., MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace LLC, Avionic Instruments LLC, Skurka Aerospace Inc., CDA InterCorp LLC, Avtech Corporation, Transicoil LLC, Transicoil (Malaysia) Sendirian Berhad, Bruce Aerospace, Inc., CEF Industries, Inc. and Aircraft Parts Corporation (collectively, with TD Group, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and components, gear pumps, specialized valves, engineered connectors, power conditioning devices, specialized fluorescent lighting and AC/DC electric motors, aircraft audio systems, engineered latches and cockpit security devices, lavatory hardware and components, hold open rods and locking devices, specialized cockpit displays, elastomers, NiCad batteries/chargers, and starter generators and related components.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2008 included in its Form 10-K dated November 25, 2008. The September 30, 2008 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 27, 2008 are not necessarily indicative of the results to be expected for the full year.

3.	NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for those assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows. The effective provisions of SFAS 157 are included in Note 10, “Fair Value of Financial Instruments.” In October 2008, the FASB issued FASB Staff Position FAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for

That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately upon adoption of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 10.

4.	ACQUISITIONS

APC – On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $67.4 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction. The Company expects that the $49.0 million of estimated goodwill recognized for the acquisition will not be deductible for tax purposes.

Unison Product Line – On September 26, 2008, TransDigm Inc., through its wholly-owned Champion Aerospace, LLC subsidiary, acquired certain assets related to the magneto and harness product line business of Unison Industries, LLC (“Unison product line”) for approximately $68.3 million in cash, net of a purchase price adjustment of $1.1 million received in November 2008. The acquired product line includes the highly engineered SLICKTM magnetos, harnesses and components, which are used on substantially all of the world’s general aviation piston aircraft. These products fit well with Champion’s existing product offerings and TransDigm’s overall business direction. The Company expects that the $58.4 million of estimated goodwill recognized for the acquisition will be deductible for tax purposes.

CEF – On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $84.4 million in cash, net of a purchase price adjustment of $0.5 million received in January 2009. CEF is a designer and manufacturer of specialized and highly engineered actuators, compressors, pumps and related components for the aerospace market, all of which fit well with TransDigm’s overall business direction. The Company expects that the $52.3 million of estimated goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions of APC, Unison product line, and CEF (collectively, the “Acquisitions”) as purchases and included the results of operations of the Acquisitions in its consolidated financials statements from the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of the Acquisitions; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, had they occurred at the beginning of the thirteen week periods ended December 27, 2008 and December 29, 2007, respectively, are not significant and, accordingly, are not provided.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Net inventory for CEF at December 27, 2008 was approximately $15.0 million. Inventories consist of the following (in thousands):

	December 27, 2008	September 30, 2008
Work-in-progress and finished goods	$80,602	$78,467
Raw materials and purchased component parts	90,563	81,750

Total	171,165	160,217
Reserve for excess and obsolete inventory	(16,388)	(15,862)
LIFO Reserve	(241)	(241)

Inventories - net	$154,536	$144,114

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$195,089	$29,336	$165,753
License agreement	9,373	2,874	6,499
Trade secrets	18,462	3,476	14,986
Patented technology	1,693	939	754
Order backlog	18,840	16,350	2,490
Other	1,600	799	801

Total	$245,057	$53,774	$191,283

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$190,493	$27,180	$163,313
License agreement	9,373	2,741	6,632
Trade secrets	18,462	3,267	15,195
Patented technology	1,670	922	748
Order backlog	17,520	15,698	1,822
Other	1,600	742	858

Total	$239,118	$50,550	$188,568

The total carrying amount of identifiable intangible assets not subject to amortization consists of $173.7 million and $167.6 million of trademarks and trade names at December 27, 2008 and September 30, 2008, respectively.

Intangible assets acquired during the thirteen week period ended December 27, 2008 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$48,956
Trademarks and trade names	6,080

	55,036

Intangible assets subject to amortization:
Unpatented technology	4,590	18 years
Order backlog	1,300	1 year

	5,890	14 years

Total	$60,926

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended December 27, 2008 and December 29, 2007 was approximately $3.2 million and $3.3 million, respectively. The estimated amortization expense for fiscal 2009 is $13.4 million and for each of the five succeeding years 2010 through 2014 is $10.9 million, $10.5 million, $10.4 million, $10.3 million and $10.3 million, respectively.

The following is a summary of changes in the carrying value of goodwill from September 30, 2008 through December 27, 2008 (in thousands):

Balance, September 30, 2008	$1,354,774
Goodwill acquired during the year	48,956
Other	1,734

Balance, December 27, 2008	$1,405,464

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirteen Week Periods Ended
	December 27, 2008	December 29, 2007
Liability balance at beginning of period	$6,255	$4,624
Accruals for warranties issued	838	623
Warranty costs incurred	(583)	(431)
Acquisitions	681	—

Liability balance at end of period	$7,191	$4,816

8.	INCOME TAXES

At the end of each reporting period, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. The Company recorded an income tax provision of $21.3 million in the thirteen week period ended December 27, 2008 compared to $15.4 million in the prior year period. The effective tax rate for the thirteen week period ended December 27, 2008 was 35.0% compared to 36.4% for the comparable period in the prior year. The lower effective tax rate was primarily due to the retroactive reinstatement of the research and development tax credit. The retroactive benefit for the previously expired period from January 1, 2008 to September 30, 2008 is reflected as a discrete item which lowered the Company’s effective tax rate by approximately 1.0%.

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

At September 30, 2008, the Company had $2.8 million in unrecognized tax benefits, the recognition of which would have an effect of $1.9 million on the effective tax rate. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2008, the Company had accrued $0.9 million for the potential payment of interest and penalties.

There were no significant changes to any of these amounts during the first quarter of fiscal 2009.

As of December 27, 2008, the Company is subject to a U.S. Federal income tax examination for fiscal years 2007 and 2008. In addition, the Company is subject to state and local income tax examinations for fiscal years 2004 through 2008.

9.	EARNINGS PER SHARE CALCULATION

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Week Periods Ended
(in thousands, except per share data)	December 27, 2008	December 29, 2007
Basic Earnings Per Share Computation:
Net income	$39,599	$26,968

Weighted-average shares outstanding	48,603	47,223

Basic earnings per share	$0.81	$0.57

Diluted Earnings Per Share Computation:
Net income	$39,599	$26,968

Weighted-average shares outstanding	48,603	47,223
Effect of dilutive options outstanding (1)	1,934	2,639

Total weighted-average shares outstanding	50,537	49,862

Diluted earnings per share	$0.78	$0.54

(1)	Stock options totaling 0.3 million outstanding at December 27, 2008 were excluded from the diluted earnings per share computation for the thirteen weeks ended December 27, 2008, due to the anti-dilutive effect of such options. There were no stock options excluded from the diluted earnings per share calculation in the prior year period.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash and cash equivalents, accounts receivable and payable, accrued liabilities, interest rate swaps and long-term debt. SFAS 157 (See Note 3) establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 27, 2008 (in thousands):

	Fair Value at December 27,	Fair Value Measurements Using Inputs Considered as
	2008	Level 1	Level 2	Level 3
Interest Rate Swaps (1)	11,702	—	11,702	—

(1)	Included in Accrued liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheets.

Interest rate swaps are measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. They are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The estimated fair value of the Company’s term loans approximated $624 million at December 27, 2008 based on information provided by the agent under the Company’s Senior Secured Credit Facility. The estimated fair value of the Company’s 7 3/4% Senior Subordinated Notes approximated $463 million at December 27, 2008 based upon quoted market prices.

11.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4 % senior subordinated notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental consolidating condensed financial information presents the balance sheets of the Company as of December 27, 2008 and September 30, 2008 and its statements of income and cash flows for the thirteen week periods ended December 27, 2008 and December 29, 2007.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 27, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,381	$152,754	$(4,826)	$—	$149,309
Trade accounts receivable - Net	—	9,802	93,541	(215)	103,128
Inventories	—	20,554	134,204	(222)	154,536
Deferred income taxes	—	19,478	—	—	19,478
Prepaid expenses and other	—	1,382	2,163	—	3,545

Total current assets	1,381	203,970	225,082	(437)	429,996

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	675,072	2,070,343	473,741	(3,219,156)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	14,403	83,003	—	97,406
GOODWILL	—	40,240	1,365,224	—	1,405,464
TRADEMARKS AND TRADE NAMES	—	19,376	154,330	—	173,706
OTHER INTANGIBLE ASSETS - Net	—	10,432	180,851	—	191,283
DEBT ISSUE COSTS - Net	—	18,379	—	—	18,379
OTHER	—	2,203	1,374	—	3,577

TOTAL ASSETS	$676,453	$2,379,346	$2,483,605	$(3,219,593)	$2,319,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$6,608	$19,674	$(215)	$26,067
Accrued liabilities	6,238	50,869	36,183	—	93,290

Total current liabilities	6,238	57,477	55,857	(215)	119,357

LONG-TERM DEBT	—	1,357,113	—	—	1,357,113
DEFERRED INCOME TAXES	(5,606)	159,637	—	—	154,031
OTHER NON-CURRENT LIABILITIES	—	12,045	1,444	—	13,489

Total liabilities	632	1,586,272	57,301	(215)	1,643,990

STOCKHOLDERS’ EQUITY	675,821	793,074	2,426,304	(3,219,378)	675,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$676,453	$2,379,346	$2,483,605	$(3,219,593)	$2,319,811

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,552	$160,680	$(3,170)	$—	$159,062
Trade accounts receivable - Net	—	11,668	84,753	(225)	96,196
Inventories	—	19,028	125,290	(204)	144,114
Deferred income taxes	—	19,902	—	—	19,902
Prepaid expenses and other	—	2,680	1,480	—	4,160

Total current assets	1,552	213,958	208,353	(429)	423,434

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	652,681	1,993,525	430,757	(3,076,963)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	14,495	81,746	—	96,241
GOODWILL	—	40,320	1,314,454	—	1,354,774
TRADEMARKS AND TRADE NAMES	—	19,376	148,250	—	167,626
OTHER INTANGIBLE ASSETS - Net	—	10,565	178,003	—	188,568
DEBT ISSUE COSTS - Net	—	19,309	—	—	19,309
OTHER	—	5,517	352	—	5,869

TOTAL ASSETS	$654,233	$2,317,065	$2,361,915	$(3,077,392)	$2,255,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$6,546	$18,817	$(223)	$25,140
Accrued liabilities	5,939	22,255	35,168	—	63,362

Total current liabilities	5,939	28,801	53,985	(223)	88,502

LONG-TERM DEBT	—	1,357,230	—	—	1,357,230
DEFERRED INCOME TAXES	(5,606)	157,278	—	—	151,672
OTHER NON-CURRENT LIABILITIES	—	3,073	1,444	—	4,517

Total liabilities	333	1,546,382	55,429	(223)	1,601,921

STOCKHOLDERS’ EQUITY	653,900	770,683	2,306,486	(3,077,169)	653,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$654,233	$2,317,065	$2,361,915	$(3,077,392)	$2,255,821

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$16,206	$165,443	$(373)	$181,276

COST OF SALES	—	9,427	67,918	(357)	76,988

GROSS PROFIT	—	6,779	97,525	(16)	104,288

OPERATING EXPENSES:
Selling and administrative	—	6,007	12,169	—	18,176
Amortization of intangibles	—	156	3,068	—	3,224

Total operating expenses	—	6,163	15,237	—	21,400

INCOME FROM OPERATIONS	—	616	82,288	(16)	82,888

OTHER INCOME (EXPENSES):
Interest expense - net	—	(20,851)	(1,131)	—	(21,982)
Equity in income of subsidiaries	39,599	52,736	—	(92,335)	—

INCOME BEFORE INCOME TAXES	39,599	32,501	81,157	(92,351)	60,906

INCOME TAX PROVISION (BENEFIT)	—	(7,098)	28,405	—	21,307

NET INCOME	$39,599	$39,599	$52,752	$(92,351)	$39,599

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$39,599	$39,599	$52,752	$(92,351)	$39,599
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(46,821)	(15,664)	(3,245)	92,351	26,621

Net cash provided by (used in) operating activities	(7,222)	23,935	49,507	—	66,220

INVESTING ACTIVITIES:
Capital expenditures	—	(267)	(1,466)	—	(1,733)
Acquisition of businesses	—	(66,419)	—	—	(66,419)

Net cash used in investing activities	—	(66,686)	(1,466)	—	(68,152)

FINANCING ACTIVITIES:
Changes in intercompany activities	14,872	34,825	(49,697)	—	—
Excess tax benefit from exercise of stock options	714	—	—	—	714
Proceeds from exercise of stock options	560	—	—	—	560
Purchase of treasury stock	(9,095)	—	—	—	(9,095)

Net cash provided by (used in) financing activities	7,051	34,825	(49,697)	—	(7,821)

DECREASE IN CASH AND CASH EQUIVALENTS	(171)	(7,926)	(1,656)	—	(9,753)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,552	160,680	(3,170)	—	159,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,381	$152,754	$(4,826)	$—	$149,309

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$26,968	$26,968	$37,996	$(64,964)	$26,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(26,453)	(12,118)	6,867	64,964	33,260

Net cash provided by (used in) operating activities	515	14,850	44,863	—	60,228

INVESTING ACTIVITIES:
Capital expenditures	—	(197)	(2,204)	—	(2,401)

Net cash used in investing activities	—	(197)	(2,204)	—	(2,401)

FINANCING ACTIVITIES:
Changes in intercompany activities	(3,807)	47,508	(43,701)	—	—
Excess tax benefit from exercise of stock options	5,017	—	—	—	5,017
Proceeds from exercise of stock options	1,525	—	—	—	1,525

Net cash provided by (used in) financing activities	2,735	47,508	(43,701)	—	6,542

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,250	62,161	(1,042)	—	64,369

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,367	$159,941	$(3,993)	$—	$170,315

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: a decrease in flight hours and our customers’ profitability, both of which are affected by general economic conditions; future terrorist attacks; our substantial indebtedness; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier; failure to maintain government or industry approvals; the pricing review by the Department of Defense Office of Inspector General to which certain of our divisions and subsidiaries have been subject; failure to complete or successfully integrate acquisitions; future sales of our common stock in the public market caused by the substantial amount of stock held by our affiliates; and other factors. Please refer to the other information included in this Quarterly Report on Form 10-Q and to the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.

Overview

We believe we are a leading global designer, producer, and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and components, gear pumps, specialized valves, engineered connectors, power conditioning devices, specialized fluorescent lighting and AC/DC electric motors, aircraft audio systems, engineered latches and cockpit security devices, lavatory hardware and components, hold open rods and locking devices, specialized cockpit displays, elastomers, NiCad batteries/chargers, and starter generators and related components. Each of these product offerings consists of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the first quarter of fiscal 2009, we generated net sales of $181.3 million and net income of $39.6 million. EBITDA As Defined was $91.5 million, or 50.5% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

Certain Acquisitions

APC Acquisition

On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $67.4 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction.

Unison Product Line Acquisition

On September 26, 2008, TransDigm Inc., through its wholly-owned Champion Aerospace, LLC subsidiary, acquired certain assets related to the magneto and harness product line business of Unison Industries, LLC (“Unison product line”) for approximately $68.3 million in cash, net of purchase price adjustment of $1.1 million received in November 2008. The acquired product line includes the highly engineered SLICKTM magnetos, harnesses and components, which are used on substantially all of the world’s general aviation piston aircraft. These products fit well with Champion’s existing product offerings and TransDigm’s overall business direction.

CEF Acquisition

On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $84.4 million in cash, net of a purchase price adjustment of $0.5 million received in January 2009. CEF is a designer and manufacturer of specialized and highly engineered actuators, pumps and related components for the aerospace market, all of which fit well with TransDigm’s overall business direction.

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 27, 2008	December 29, 2007
Net Income	$39.6	$27.0
Adjustments:
Depreciation and amortization expense	6.7	6.5
Interest expense, net	22.0	24.5
Income tax provision	21.3	15.4

EBITDA(1)	89.6	73.4
Adjustments:
Acquisition-related costs(2)	0.8	0.8
Non-cash compensation and deferred compensation costs(3)	1.1	1.7

EBITDA As Defined (1)	$91.5	$75.9

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs, and non-cash compensation and deferred compensation charges.

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

(2)	Represents costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales when inventory was sold.

(3)	Represents the expenses recognized by the Company under our stock option and deferred compensation plans.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2008. There has been no significant change to our critical accounting policies during the thirteen week period ended December 27, 2008.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended
	December 27, 2008	December 29, 2007
Net sales	100%	100%

Cost of Sales	42	46
Selling and administrative expenses	10	11
Amortization of intangibles	2	2

Income from operations	46	41
Interest expense - net	12	15
Income tax provision	12	9

Net income	22%	17%

Changes in Results of Operations

Thirteen week period ended December 27, 2008 compared with the thirteen week period ended December 29, 2007.

•

Net Sales. Net sales increased by $18.2 million, or 11.1%, to $181.3 million for the quarter ended December 27, 2008, from $163.1 million for the comparable quarter last year. Sales growth excluding acquisitions was $4.5 million and represented a 2.7% increase over the prior year. The organic sales growth was primarily due to (i) an increase of $7.3 million in defense sales due to increased demand for both OEM and aftermarket spare parts across most of our product lines, (ii) an increase of $2.2 in commercial OEM sales due primarily to increases in regional and business jet sales, partially offset by a decrease in sales to The Boeing Company due to a decrease in production from Boeing’s employee strike, and (iii) decrease of $4.7 million of commercial aftermarket sales due to the impact of the global economic downturn resulting in a decrease in worldwide airline traffic. Management also believes there may have been some reduction in end-user inventories that contributed to the decline in commercial aftermarket sales.

The remaining $13.7 million of the increase resulted primarily from the acquisitions of CEF and Unison product line which were not owned in the comparable quarter last year.

•

Cost of Sales. Cost of sales increased by $2.0 million, or 2.6%, to $77.0 million for the quarter ended December 27, 2008 from $75.0 million for the comparable quarter last year. Cost of sales as a percentage of sales decreased to 42.5% for the thirteen week period ended December 27, 2008 from 46.0% for the thirteen week period ended December 29, 2007. Cost of sales as a percentage of net sales decreased by approximately three and a half percentage points due to the strength of our proprietary products, productivity improvements especially from the cost reduction initiatives implemented during the fourth quarter of fiscal 2008 and favorable product mix partially offset by the dilutive impact from recent acquisitions.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $0.3 million to $18.2 million, or 10.0% of sales, for the quarter ended December 27, 2008 from $17.9 million, or 11.0% of sales, for the comparable quarter last year. This increase was primarily due to the higher sales discussed above partially offset by a decrease in research and development expenses relating to lower spending on the Boeing 787 program of $1.0 million, or 0.7% of net sales.

•

Amortization of Intangibles. Amortization of intangibles decreased slightly by $0.1 million to $3.2 million for the quarter ended December 27, 2008 from $3.3 million for the comparable quarter last year.

•

Interest Expense-net. Interest expense decreased $2.5 million, or 10.3%, to $22.0 million for the quarter ended December 27, 2008 from $24.5 million for the comparable quarter last year as a result of lower interest rates and partially offset by lower interest income of $1.0 million. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion for both the quarter ended December 27, 2008 and the comparable quarter last year. The average interest rate decreased to 6.4% for the quarter ended December 27, 2008 from 7.5% during the comparable quarter last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 35.0% for the quarter ended December 27, 2008 compared to 36.4% for the quarter ended December 29, 2007. The lower effective tax rate was primarily due to the retroactive reinstatement of the research and development tax credit. The retroactive benefit for the previously expired period from January 1, 2008 to September 30, 2008 is reflected as a discrete item which lowered the Company’s effective tax rate by approximately 1.0%.

•

Net Income. Net income increased $12.6 million, or 46.8%, to $39.6 million for the first quarter of fiscal 2009 compared to $27.0 million for the first quarter of fiscal 2008, primarily as a result of the factors referred to above.

Backlog

As of December 27, 2008, the Company estimated its sales order backlog at $428.7 million compared to an estimated $374.8 million as of December 29, 2007. This increase in backlog of $53.9 million is mainly due to the purchase orders acquired in connection with the acquisitions of CEF, Unison product line and APC, discussed above, totaling approximately $50.4 million. The majority of the purchase orders outstanding as of December 27, 2008 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 27, 2008 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture substantially all of our products in the United States, we manufacture some products in Malaysia through our wholly owned Malaysian subsidiary. We sell our products in the United States, as well as in foreign countries. Substantially all of our foreign sales are transacted in U.S. dollars and, therefore, we have no material exposure to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar as a result of foreign sales. In addition, the amount of components or other raw materials or supplies that we purchase from foreign suppliers, including our Malaysian manufacturing subsidiary, are not material, with substantially all such transactions being made in U.S. dollars. Accordingly, we have no material exposure to currency fluctuations in the rate of exchange between foreign currencies and the U.S. dollar arising from these transactions.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $66.2 million of cash from operating activities during the thirteen week period ended December 27, 2008 compared to $60.2 million during the thirteen week period ended December 29, 2007. The increase of $6.0 million was primarily due to higher net income partially offset by unfavorable changes in working capital for the thirteen week period ended December 27, 2008.

Investing Activities. Cash used in investing activities was $68.2 million during thirteen week period ended December 27, 2008 consisting primarily of the acquisition of APC and capital expenditures of $1.7 million. Cash used in investing activities was $2.4 million during thirteen week period ended December 29, 2007 consisting of capital expenditures.

Financing Activities. Cash used in financing activities during the thirteen week period ended December 27, 2008 was $7.8 million compared to cash provided by financing activities of $6.5 million during the thirteen week period ended December 29, 2007. Cash used in financing activities during the thirteen week period ended December 27, 2008 related to the purchase of treasury stock of $9.1 million partially offset by the exercise of stock options of $1.3 million. Cash provided by financing activities during the thirteen week period ended December 29, 2007 related to the exercise of stock options of $6.5 million.

Description of Current Senior Secured Credit Facility and Indenture

The senior secured credit facility (“Senior Secured Credit Facility”) consists of a $780 million term loan facility, which is fully drawn, and a $200 million revolving loan facility. At December 27, 2008, $198.5 million of the revolving credit facility was available. The term loan facility will mature in June 2013 and is not subject to interim scheduled amortization, but is subject to certain prepayment requirements.

TransDigm Inc. entered into a three year interest rate swap in June 2006 with Credit Suisse for an initial notional amount of $187 million at a fixed rate of 7.6%. The notional amount decreased to $150 million on September 23, 2008. TransDigm Inc. entered into an additional three year interest rate swap in January 2008 with Credit Suisse for a notional amount of $300 million at a fixed rate of 5.0%.

TransDigm Inc. issued $575 million aggregate principal amount of 7 3 /4% senior subordinated notes (“7 3/4% Senior Subordinated Notes”). Such notes do not require principal payments prior to their maturity in July 2014.

Stock Repurchase

In October 2008, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $50 million in the aggregate. From October 2008 to December 27, 2008, we have repurchased a total of 383,600 shares at an aggregate cost of $11.8 million.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for those assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows. The effective provisions of SFAS 157 are included in Note 10, “Fair Value of Financial Instruments” in Notes to Condensed Consolidated Financial Statements. In October 2008, the FASB issued FASB Staff Position FAS 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately upon adoption of SFAS 157. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 10 in Notes to Condensed Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At December 27, 2008, we had borrowings under our Senior Secured Credit Facility of $780 million that were subject to interest rate risk. Borrowings under our Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Senior Secured Credit Facility by approximately $7.8 million based on the amount of outstanding borrowings at December 27, 2008. The weighted average interest rate on the $780 million of borrowings under our Senior Secured Credit Facility on December 27, 2008 was 3.50%.

At December 27, 2008, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through June 23, 2009 for the notional amount of $150 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At December 27, 2008, the fair value of the interest rate swap agreement was a liability of $2.8 million.

At December 27, 2008, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through March 23, 2011 for the notional amount of $300 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At December 27, 2008, the fair value of the interest rate swap agreement was a liability of $8.9 million.

The fair value of the $780 million aggregate principal amount of borrowings under the Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $624 million at December 27, 2008 based upon information provided to the Company from its agent under the credit facility. The fair value of the $575 million aggregate principal amount of our 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $463 million at December 27, 2008 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 27, 2008, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirteen week period ending December 27, 2008 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There have been no material changes to the risk factors set forth therein.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At December 27, 2008, the Company had repurchased under this program 383,600 of its shares of common stock at a gross cost of approximately $11.8 million at a weighted-average price per share of $30.83.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 - 31, 2008	—	$—	—	$50.0
November 1 - 30, 2008	66,400	29.83	66,400	48.0
December 1-27, 2008	317,200	31.04	383,600	38.2

ITEM 6.	Exhibits

3.1	Certificate of Incorporation, filed September 20, 1960, of Aircraft Parts Corporation

3.2	Certificate of Amendment to Certificate of Incorporation, filed November 28, 2001, of Aircraft Parts Corporation

3.3	Certificate of Change, filed March 25, 2005, of Aircraft Parts Corporation

3.4	Bylaws of Aircraft Parts Corporation

10.1	Amended and Restated Employment Agreement, dated October 29, 2008, between Raymond Laubenthal and TransDigm Group Incorporated * (Incorporated by reference to Form 8-K filed October 30, 2008)

10.2	Amended and Restated Employment Agreement, dated October 29, 2008, between Gregory Rufus and TransDigm Group Incorporated * (Incorporated by reference to Form 8-K filed October 30, 2008)

10.3	Form of Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan* (Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 21, 2008)

10.4	Sixth Supplemental Indenture, dated as of December 16, 2008, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Form 8-K filed December 18, 2008).

10.5	Supplement No. 6, dated as of December 16, 2008, between Aircraft Parts Corporation and Credit Suisse, as collateral agent and administrative agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent (Incorporated by reference to Form 8-K filed December 18, 2008).

10.6	Joinder Agreement, dated as of December 16, 2008, between Aircraft Parts Corporation and Credit Suisse, as agent (incorporated by reference to Form 8-K filed December 18, 2008).

10.7	Amendment to Employment Agreement dated December 31, 2008 between Christopher Anderson and Avtech Corporation (Incorporated by reference to Form 8-K filed January 2, 2009)

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan contract or arrangement

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	February 4, 2009
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Chief Financial Officer and	February 4, 2009
Gregory Rufus	Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED DECEMBER 27, 2008

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation, filed September 20, 1960, of Aircraft Parts Corporation

3.2	Certificate of Amendment to Certificate of Incorporation, filed November 28, 2001, of Aircraft Parts Corporation

3.3	Certificate of Change, filed March 25, 2005, of Aircraft Parts Corporation

3.4	Bylaws of Aircraft Parts Corporation

10.1	Amended and Restated Employment Agreement, dated October 29, 2008, between Raymond Laubenthal and TransDigm Group Incorporated * (Incorporated by reference to Form 8-K filed October 30, 2008)

10.2	Amended and Restated Employment Agreement, dated October 29, 2008, between Gregory Rufus and TransDigm Group Incorporated * (Incorporated by reference to Form 8-K filed October 30, 2008)

10.3	Form of Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan* (Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 21, 2008)

10.4	Sixth Supplemental Indenture, dated as of December 16, 2008, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Form 8-K filed December 18, 2008).

10.5	Supplement No. 6, dated as of December 16, 2008, between Aircraft Parts Corporation and Credit Suisse, as collateral agent and administrative agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent (Incorporated by reference to Form 8-K filed December 18, 2008).

10.6	Joinder Agreement, dated as of December 16, 2008, between Aircraft Parts Corporation and Credit Suisse, as agent (Incorporated by reference to Form 8-K filed December 18, 2008).

10.7	Amendment to Employment Agreement dated December 31, 2008 between Christopher Anderson and Avtech Corporation (Incorporated by reference to Form 8-K filed January 2, 2009)

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan contract or arrangement