Form 10-Q
period 2009-03-28
TransDigm Group INC
filed 2009-05-06
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 2009.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 48,307,368 as of April 24, 2009.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	March 28, 2009	September 30, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$154,610	$159,062
Trade accounts receivable - Net	99,931	96,196
Inventories	157,517	144,114
Deferred income taxes	19,677	19,902
Prepaid expenses and other	8,167	4,160

Total current assets	439,902	423,434

PROPERTY, PLANT AND EQUIPMENT - Net	98,227	96,241
GOODWILL	1,404,421	1,354,774
TRADEMARKS AND TRADE NAMES	173,706	167,626
OTHER INTANGIBLE ASSETS - Net	187,666	188,568
DEBT ISSUE COSTS - Net	17,449	19,309
OTHER	3,582	5,869

TOTAL ASSETS	$2,324,953	$2,255,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,228	$25,140
Accrued liabilities	53,193	63,362

Total current liabilities	81,421	88,502

LONG-TERM DEBT	1,356,996	1,357,230
DEFERRED INCOME TAXES	155,482	151,672
OTHER NON-CURRENT LIABILITIES	13,236	4,517

Total liabilities	1,607,135	1,601,921

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 48,794,988 and 48,600,848 at March 28, 2009 and September 30, 2008, respectively	488	486
Additional paid-in capital	371,370	365,224
Retained earnings	367,648	287,745
Accumulated other comprehensive loss	(6,446)	445
Treasury stock, at cost- 494,100 and -0- shares at March 28, 2009 and September 30, 2008, respectively	(15,242)	—

Total stockholders’ equity	717,818	653,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,324,953	$2,255,821

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 28, 2009 AND MARCH 29, 2008

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
NET SALES	$193,047	$175,285	$374,323	$338,421

COST OF SALES	84,236	81,366	161,224	156,410

GROSS PROFIT	108,811	93,919	213,099	182,011

OPERATING EXPENSES:
Selling and administrative	20,412	18,360	38,588	36,232
Amortization of intangibles	3,625	2,783	6,849	6,094

Total operating expenses	24,037	21,143	45,437	42,326

INCOME FROM OPERATIONS	84,774	72,776	167,662	139,685

INTEREST EXPENSE - Net	21,640	24,015	43,622	48,522

INCOME BEFORE INCOME TAXES	63,134	48,761	124,040	91,163

INCOME TAX PROVISION	22,830	16,591	44,137	32,025

NET INCOME	$40,304	$32,170	$79,903	$59,138

Net earnings per share:

Basic	$0.84	$0.68	$1.65	$1.25

Diluted	$0.80	$0.64	$1.59	$1.18

Weighted-average shares outstanding:

Basic	48,261	47,605	48,429	47,415

Diluted	50,217	50,037	50,373	49,952

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2009

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number of Shares	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Income/(Loss)	Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2008	48,600,848	$486	$365,224	$287,745	$445	—	$—	$653,900

Purchase of common shares	—	—	—	—	—	(494,100)	(15,242)	(15,242)
Compensation expense recognized for stock options	—	—	2,492	—	—	—	—	2,492
Excess tax benefit from exercise of stock options	—	—	1,761	—	—	—	—	1,761

Common stock issued	1,868	—	60	—	—	—	—	60

Exercise of stock options	192,272	2	1,816	—	—	—	—	1,818
Restricted stock compensation	—	—	17	—	—	—	—	17
Comprehensive income:
Net income	—	—	—	79,903	—	—	—	79,903
Interest rate swap	—	—	—	—	(6,781)	—	—	(6,781)
Other comprehensive loss	—	—	—	—	(110)	—	—	(110)

Comprehensive income								73,012

BALANCE, MARCH 28, 2009	48,794,988	$488	$371,370	$367,648	$(6,446)	(494,100)	$(15,242)	$717,818

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	March 28, 2009	March 29, 2008
OPERATING ACTIVITIES:
Net income	$79,903	$59,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,752	6,400
Amortization of intangibles	6,849	6,094
Amortization of debt issue costs and note premium	1,626	1,472
Non-cash equity compensation	2,509	2,219
Excess tax benefit from exercise of stock options	(1,761)	(10,184)
Deferred income taxes	2,096	2,938
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	233	(1,321)
Inventories	(9,018)	(1,761)
Income taxes receivable/payable	(3,115)	14,285
Other assets	(404)	278
Accounts payable	2,430	107
Accrued and other liabilities	(8,585)	(1,492)

Net cash provided by operating activities	79,515	78,173

INVESTING ACTIVITIES:
Capital expenditures	(5,817)	(4,183)
Acquisition of businesses	(66,487)	—

Net cash used in investing activities	(72,304)	(4,183)

FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	1,761	10,184
Proceeds from exercise of stock options	1,818	3,867
Treasury stock purchased	(15,242)	—

Net cash (used in) provided by financing activities	(11,663)	14,051

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,452)	88,041

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	159,062	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$154,610	$193,987

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$43,199	$50,697

Cash paid during the period for income taxes	$44,758	$13,602

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED MARCH 28, 2009 AND MARCH 29, 2008

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2008 included in TD Group’s Form 10-K dated November 25, 2008. The September 30, 2008 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 28, 2009 are not necessarily indicative of the results to be expected for the full year.

3.	NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The adoption of SFAS 159 as of October 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately upon adoption of SFAS 157. SFAS 157 was adopted as of October 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective provisions of SFAS 157 are included in Note 10, “Fair Value of Financial Instruments.” The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for those assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for interim periods beginning after November 15, 2008 and fiscal years that include those interim periods. The adoption of SFAS 161 as of December 28, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 10.

4.	ACQUISITIONS

APC – On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $67.5 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction. The Company expects that the $48.3 million of estimated goodwill recognized for the acquisition will not be deductible for tax purposes.

Unison Product Line – On September 26, 2008, TransDigm Inc., through its wholly-owned Champion Aerospace, LLC subsidiary, acquired certain assets related to the magneto and harness product line business of Unison Industries, LLC (“Unison product line”) for approximately $68.3 million in cash, net of a purchase price adjustment of $1.1 million received in November 2008. The acquired product line includes the highly engineered SLICKTM magnetos, harnesses and components, which are used on substantially all of the world’s general aviation piston aircraft. These products fit well with Champion’s existing product offerings and TransDigm’s overall business direction. The Company expects that the $58.5 million of estimated goodwill recognized for the acquisition will be deductible for tax purposes.

CEF – On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $84.4 million in cash, net of a purchase price adjustment of $0.5 million received in January 2009. CEF is a designer and manufacturer of specialized and highly engineered actuators, compressors, pumps and related components for the aerospace market, all of which fit well with TransDigm’s overall business direction. The Company expects that the $52.2 million of estimated goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions of APC, the Unison product line, and CEF (collectively, the “Acquisitions”) as purchases and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of APC and the Unison product line; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, had they occurred at the beginning of the twenty-six week periods ended March 28, 2009 and March 29, 2008, respectively, are not significant and, accordingly, are not provided.

The Acquisitions strengthen and expand our position to design, produce and supply highly-engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies. The purchase price paid for each Acquisition reflects the current earnings before interest, taxes, depreciation and amortization (EBITDA) and cash flows, as well as, the future EBITDA and cash flows expected to be generated by the business, which is driven in most cases primarily by the recurring aftermarket consumption over the life of a particular aircraft, which is estimated to be approximately 30 years.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 9% of the inventory was valued under the LIFO method at March 28, 2009.

Inventories consist of the following (in thousands):

	March 28, 2009	September 30, 2008
Work-in-progress and finished goods	$82,842	$78,467
Raw materials and purchased component parts	89,463	81,750

Total	172,305	160,217
Reserve for excess and obsolete inventory	(16,601)	(15,862)
LIFO reserve	1,813	(241)

Inventories - net	$157,517	$144,114

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	March 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$195,089	$31,557	$163,532
License agreement	9,373	3,007	6,366
Trade secrets	18,462	3,685	14,777
Patented technology	1,701	959	742
Order backlog	18,840	17,335	1,505
Other	1,600	856	744

Total	$245,065	$57,399	$187,666

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$190,493	$27,180	$163,313
License agreement	9,373	2,741	6,632
Trade secrets	18,462	3,267	15,195
Patented technology	1,670	922	748
Order backlog	17,520	15,698	1,822
Other	1,600	742	858

Total	$239,118	$50,550	$188,568

The total carrying amount of identifiable intangible assets not subject to amortization consists of $173.7 million and $167.6 million of trademarks and trade names at March 28, 2009 and September 30, 2008, respectively.

Intangible assets acquired during the twenty-six week period ended March 28, 2009 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$48,322
Trademarks and trade names	6,080

	54,402

Intangible assets subject to amortization:
Unpatented technology	4,590	18 years
Order backlog	1,300	1 year

	5,890	14 years

Total	$60,292

The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended March 28, 2009 and March 29, 2008 was approximately $6.8 million and $6.1 million, respectively. The estimated amortization expense for fiscal 2009 is $13.4 million and for each of the five succeeding years 2010 through 2014 is $10.9 million, $10.5 million, $10.4 million, $10.3 million and $10.3 million, respectively.

The following is a summary of changes in the carrying value of goodwill from September 30, 2008 through March 28, 2009 (in thousands):

Balance, September 30, 2008	$1,354,774
Goodwill acquired during the year	48,322
Other	1,325

Balance, March 28, 2009	$1,404,421

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Twenty-Six Week Periods Ended
	March 28, 2009	March 29, 2008
Liability balance at beginning of period	$6,255	$4,624
Accruals for warranties issued	1,523	930
Warranty costs incurred	(1,113)	(796)
Acquisition	681	—

Liability balance at end of period	$7,346	$4,758

8.	INCOME TAXES

At the end of each reporting period, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. The Company recorded an income tax provision of $22.8 million in the thirteen week period ended March 28, 2009 compared to $16.6 million in the prior year period. The effective tax rate for the thirteen week period ended March 28, 2009 was 36.2% compared to 34.0% for the comparable period in the prior year. The higher effective tax rate was primarily due to the favorable resolution at March 29, 2008, of a prior year state tax refund claim of $0.9 million that reduced the effective rate for that quarter by approximately two percentage points.

The Company recorded an income tax provision of $44.1 million in the twenty-six week period ended March 28, 2009 compared to $32.0 million in the prior year period. The effective tax rate was 35.6% for the twenty-six weeks ended March 28, 2009 and was comparable to the 35.1% for the twenty-six week period ended March 29, 2008.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various state jurisdictions. As of March 28, 2009, the Company is subject to a U.S. Federal income tax examination for fiscal years 2007 and 2008. In addition, the Company is subject to state and local income tax examinations for fiscal years 2004 through 2008.

At March 28, 2009, the Company had $3.1 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $2.1 million on the effective tax rate. At September 30, 2008, the Company had $2.8 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $1.9 million on the effective tax rate. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

9.	EARNINGS PER SHARE CALCULATION

Basic earnings per share is determined using the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the additional effect of potentially dilutive securities, which comprise stock options outstanding during the period. The dilutive effect of stock options is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Basic Earnings Per Share Computation:
Net income	$40,305	$32,170	$79,903	$59,138

Weighted-average shares outstanding	48,261	47,605	48,429	47,415

Basic earnings per share	$0.84	$0.68	$1.65	$1.25

Diluted Earnings Per Share Computation:
Net income	$40,305	$32,170	$79,903	$59,138

Weighted-average shares outstanding	48,261	47,605	48,429	47,415
Effect of dilutive options outstanding	1,956	2,432	1,944	2,537

Total weighted-average shares outstanding	50,217	50,037	50,373	49,952

Diluted earnings per share	$0.80	$0.64	$1.59	$1.18

Stock options totaling 0.3 million outstanding at March 28, 2009 were excluded from the diluted earnings per share computations for the thirteen and twenty-six week periods ended March 28, 2009 due to the anit-dilutive effect of such options. The stock options excluded from the diluted earnings per share calculation for thirteen and twenty-six week periods ended March 29, 2008 were immaterial.

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

The carrying value of the Company’s cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximates their fair value due to the short-term maturities of these assets and liabilities. The estimated fair value of the Company’s term loans approximated $706 million at March 28, 2009 based on information provided by the agent under the Company’s Senior Secured Credit Facility. The estimated fair value of the Company’s 7 3/4% Senior Subordinated Notes approximated $541 million at March 28, 2009 based upon quoted market prices.

Interest rate swap agreements are entered into to manage interest rate risk associated with floating-rate borrowings under our Senior Secured Credit Facility of $780 million. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration dates of the agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. These derivative instruments qualify as effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, changes in the fair values of the interest rate swaps are recorded as other comprehensive income. At March 28, 2009, we had agreements in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates for the notional amount of $150 million through June 23, 2009 and for the notional amount of $300 million through March 23, 2011.

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 28, 2009 (in thousands):

		Fair Value Measurements Using Inputs Considered as
	Fair Value at March 28, 2009	Level 1	Level 2	Level 3
Interest Rate Swaps (1)	$10,155	$—	$10,155	$—
(1) Included in Accrued liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheets.

Interest rate swaps are measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. They are classified within Level 2 of the valuation hierarchy.

11.	COMPREHENSIVE INCOME

Comprehensive income, which includes adjustments for changes in the fair values of the interest rate swap agreements on a net of tax basis, was approximately $73.0 million and $53.3 million for the twenty-six week periods ended March 28, 2009 and March 29, 2008, respectively.

12.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4 % senior subordinated notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of March 28, 2009 and September 30, 2008 and its statements of income and cash flows for the twenty-six week periods ended March 28, 2009 and March 29, 2008 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, and (iv) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 28, 2009

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,635	$156,573	$(4,598)	$—	$154,610
Trade accounts receivable - Net	—	10,900	89,177	(146)	99,931
Inventories	—	21,174	136,535	(192)	157,517
Deferred income taxes	—	19,677	—	—	19,677
Prepaid expenses and other	—	6,188	1,979	—	8,167

Total current assets	2,635	214,512	223,093	(338)	439,902

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	715,183	2,067,262	530,039	(3,312,484)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	14,523	83,704	—	98,227

GOODWILL	—	39,581	1,364,840	—	1,404,421

TRADEMARKS AND TRADE NAMES	—	19,376	154,330	—	173,706

OTHER INTANGIBLE ASSETS - Net	—	10,280	177,386	—	187,666

DEBT ISSUE COSTS - Net	—	17,449	—	—	17,449

OTHER	—	2,185	1,397	—	3,582

TOTAL ASSETS	$717,818	$2,385,168	$2,534,789	$(3,312,822)	$2,324,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$7,393	$20,980	$(145)	$28,228
Accrued liabilities	—	20,320	32,873	—	53,193

Total current liabilities	—	27,713	53,853	(145)	81,421

LONG-TERM DEBT	—	1,356,996	—	—	1,356,996

DEFERRED INCOME TAXES	—	155,482	—	—	155,482

OTHER NON-CURRENT LIABILITIES	—	11,792	1,444	—	13,236

Total liabilities	—	1,551,983	55,297	(145)	1,607,135

STOCKHOLDERS’ EQUITY	717,818	833,185	2,479,492	(3,312,677)	717,818

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$717,818	$2,385,168	$2,534,789	$(3,312,822)	$2,324,953

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2009

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$33,571	$341,475	$(723)	$374,323

COST OF SALES	—	19,581	142,379	(736)	161,224

GROSS PROFIT	—	13,990	199,096	13	213,099

OPERATING EXPENSES:
Selling and administrative	—	13,499	25,089	—	38,588
Amortization of intangibles	—	312	6,537	—	6,849

Total operating expenses	—	13,811	31,626	—	45,437

INCOME FROM OPERATIONS	—	179	167,470	13	167,662

OTHER INCOME (EXPENSES):
Interest expense - net	—	(41,361)	(2,261)	—	(43,622)
Equity in income of subsidiaries	79,903	106,441	—	(186,344)	—

INCOME BEFORE INCOME TAXES	79,903	65,259	165,209	(186,331)	124,040

INCOME TAX PROVISION (BENEFIT)	—	(14,644)	58,781	—	44,137

NET INCOME	$79,903	$79,903	$106,428	$(186,331)	$79,903

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2009

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$(6,221)	$(24,438)	$110,174	$—	$79,515

INVESTING ACTIVITIES:
Capital expenditures	—	(837)	(4,980)	—	(5,817)
Acquisition of businesses	—	(66,487)	—	—	(66,487)

Net cash used in investing activities	—	(67,324)	(4,980)	—	(72,304)

FINANCING ACTIVITIES:
Intercompany activities	18,967	87,655	(106,622)	—	—
Excess tax benefit from exercise of stock options	1,761	—	—	—	1,761
Proceeds from exercise of stock options	1,818	—	—	—	1,818
Purchase of treasury stock	(15,242)	—	—	—	(15,242)

Net cash provided by (used in) financing activities	7,304	87,655	(106,622)	—	(11,663)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,083	(4,107)	(1,428)	—	(4,452)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,552	160,680	(3,170)	—	159,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,635	$156,573	$(4,598)	$—	$154,610

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$881	$(8,267)	$85,559	$—	$78,173

INVESTING ACTIVITIES:
Capital expenditures	—	(319)	(3,864)	—	(4,183)

Net cash used in investing activities	—	(319)	(3,864)	—	(4,183)

FINANCING ACTIVITIES:
Changes in intercompany activities	(10,681)	93,649	(82,968)	—	—
Excess tax benefit from exercise of stock options	10,184	—	—	—	10,184
Proceeds from exercise of stock options	3,867	—	—	—	3,867

Net cash provided by (used in) financing activities	3,370	93,649	(82,968)	—	14,051

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,251	85,063	(1,273)	—	88,041

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,368	$182,843	$(4,224)	$—	$193,987

*  *  *  *   *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, the statements about the Company’s plans, strategies and prospects under this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Many of the factors affecting these forward-looking statements are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as the Company’s current plans, estimates and beliefs. The Company does not undertake, and specifically declines, any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by applicable law. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements.

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

For the second quarter of fiscal 2009, we generated net sales of $193.0 million and net income of $40.3 million. EBITDA As Defined was $94.4 million, or 48.9% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

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

EBITDA and EBITDA As Defined

EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs and non-cash compensation and deferred compensation charges. EBITDA and EBITDA As Defined are non-GAAP financial measures which the management of TransDigm Group believes are useful indicators for evaluating operating performance and liquidity.

TransDigm Group management believes that EBITDA and EBITDA As Defined are useful to investors because they are frequently used by securities analysts, investors and other interested parties to measure operating performance among companies with different capital structures, effective tax rates and tax attributes, capitalized asset values and employee compensation structures, all of which can vary substantially from company to company depending upon, among other things, accounting methods, book value of assets and the method by which assets are acquired. These measures are useful to evaluate our Company between time periods without regard to items such as interest expense, income tax expense and depreciation and amortization. We also believe EBITDA is useful to investors as a measure of comparative operating performance among companies and between time periods as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

TransDigm Group management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because analysts, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because our revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our Consolidated EBITDA. Our senior secured credit facility defines Consolidated EBITDA in the same manner as we define EBITDA As Defined. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility thereunder (and, in turn, an event of default under our senior secured credit facility could result in an event of default under the indenture governing our 7 3/4% senior subordinated notes).

In addition to the above, TransDigm Group’s management uses EBITDA As Defined to review and assess its operating performance and management team in connection with employee incentive programs and the preparation of its annual budget and financial projections. Moreover, TransDigm Group’s management uses EBITDA As Defined to evaluate acquisitions and as a liquidity measure.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net Income	$40.3	$32.2	$79.9	$59.1
Adjustments:
Depreciation and amortization expense	6.9	6.0	13.6	12.5
Interest expense, net	21.7	24.0	43.6	48.5
Income tax provision	22.8	16.6	44.2	32.1

EBITDA	91.7	78.8	181.3	152.2
Adjustments:
Acquisition-related costs(1)	1.0	0.6	1.8	1.3
Non-cash compensation and deferred compensation costs(2)	1.7	1.6	2.8	3.3

EBITDA As Defined	$94.4	$81.0	$185.9	$156.8

(1)	Represents costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales when inventory was sold.
(2)	Represents the compensation expense recognized by the Company under our stock option and deferred compensation plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Twenty-Six Week Periods Ended
	March 28, 2009	March 29, 2008
Net Cash Provided by Operating Activities	$79.5	$78.2
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	18.5	(10.1)
Interest expense, net (1)	42.0	47.0
Income tax provision - current	42.0	29.1
Non-cash equity compensation (2)	(2.5)	(2.2)
Excess tax benefit from exercise of stock options	1.8	10.2

EBITDA	181.3	152.2
Adjustments:
Acquisition-related costs (3)	1.8	1.3
Non-cash compensation and deferred compensation costs (4)	2.8	3.3

EBITDA As Defined	$185.9	$156.8

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium.
(2)	Represents the compensation expense recognized by TransDigm Group under its stock plans.
(3)	Represents costs incurred to integrate acquired businesses into TransDigm Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales when the inventory was sold.
(4)	Represents the compensation expense recognized by the Company under our stock option and deferred compensation plans.

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

SFAS No. 142, “Goodwill and Other Intangibles”, requires that the annual, and any interim, impairment assessment be performed at the “reporting unit” level. The reporting unit level is the operating subsidiary level for the Company. Substantially all goodwill was determined and recognized for each operating subsidiary pursuant to the accounting for the merger or acquisition as of the date of each transaction, and therefore the allocation of goodwill among reporting units was immaterial for purposes of the impairment assessment. Certain of the acquisitions were or are being integrated into an existing operating subsidiary, and therefore any related goodwill is combined with goodwill of the operating subsidiary.

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2008. There has been no significant change to our critical accounting policies during the twenty-six week period ended March 28, 2009.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	43.6	46.4	43.1	46.2
Selling and administrative expenses	10.6	10.5	10.3	10.7
Amortization of intangibles	1.9	1.6	1.8	1.8

Income from operations	43.9	41.5	44.8	41.3
Interest expense - net	11.2	13.7	11.7	14.3
Income tax provision	11.8	9.5	11.8	9.5

Net income	20.9%	18.3%	21.3%	17.5%

Changes in Results of Operations

Thirteen week period ended March 28, 2009 compared with the thirteen week period ended March 29, 2008.

•

Net Sales. Net sales increased by $17.8 million, or 10.1%, to $193.0 million for the quarter ended March 28, 2009, from $175.3 million for the comparable quarter last year. The increase in sales was primarily a result of the acquisitions of CEF and the Unison product line during fiscal 2008 and APC in fiscal 2009 of $20.3 million.

Sales excluding acquisitions decreased by $2.5 million and represented a 1.5% decrease from the prior year. The decline in organic sales was primarily due to (i) a decrease of $6.3 million of commercial OEM sales resulting primarily from a reduction in sales to The Boeing Company due to a decrease in production from Boeing’s employee strike and decline in production rates in the business jet market, and (ii) a decrease of $1.4 million in commercial aftermarket sales. Partially offsetting the decline in organic commercial sales was an increase of $6.4 million in defense sales primarily due to increased demand for aftermarket spare parts and repairs across most of our product lines.

•

Cost of Sales. Cost of sales increased by $2.9 million, or 3.5%, to $84.2 million for the quarter ended March 28, 2009 from $81.4 million for the comparable quarter last year primarily due to the increase volume associated with the higher net sales of $17.8 million discussed above. Cost of sales as a percentage of sales decreased to 43.6% for the thirteen week period ended March 28, 2009 from 46.4% for the thirteen week period ended March 29, 2008. Cost of sales as a percentage of net sales decreased by almost three percentage points due to the strength of our proprietary products, productivity improvements from continued cost reduction initiatives and favorable product mix partially offset by the dilutive impact from recent acquisitions.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $2.0 million to $20.4 million, or 10.6% of sales, for the quarter ended March 28, 2009 from $18.4 million, or 10.5% of sales, for the comparable quarter last year primarily due to the higher sales discussed above.

•

Amortization of Intangibles. Amortization of intangibles increased to $3.6 million for the quarter ended March 28, 2009 from $2.8 million for the comparable quarter last year. The net increase of $0.8 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by the order backlog becoming fully amortized in fiscal 2008 relating to prior acquisitions.

•

Interest Expense-net. Interest expense decreased $2.4 million, or 9.9%, to $21.6 million for the quarter ended March 28, 2009 from $24.0 million for the comparable quarter last year as a result of lower interest rates and partially offset by a decrease in interest income of $1.5 million. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion for both the quarter ended March 28, 2009 and the comparable quarter last year. The average interest rate decreased to 6.1% for the quarter ended March 28, 2009 from 7.3% during the comparable quarter last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 36.2% for the quarter ended March 28, 2009 compared to 34.0% for the quarter ended March 29, 2008. The prior year lower effective tax rate was primarily due to the favorable resolution of a state tax refund claim of $0.9 million that reduced the effective tax rate for the quarter ended March 29, 2008 by approximately two percentage points.

•

Net Income. Net income increased $8.1 million, or 25.3%, to $40.3 million for the second quarter of fiscal 2009 compared to $32.2 million for the second quarter of fiscal 2008, primarily as a result of the factors referred to above.

Twenty-six week period ended March 28, 2009 compared with the twenty-six week period ended March 29, 2008.

•

Net Sales. Net sales increased by $35.9 million, or 10.6%, to $374.3 million for the twenty-six week period ended March 28, 2009, from $338.4 million for the comparable period last year. The increase in sales was primarily a result of the acquisitions of CEF and the Unison product line in fiscal 2008 and APC in fiscal 2009 of $34.0 million.

Sales growth excluding acquisitions was $1.9 million and represented a 0.6% increase over the prior year. The organic sales growth was primarily due to an increase of $13.7 million in defense sales resulting from an increase in demand for aftermarket spare parts across most of our product lines. The increase in defense sales was partially offset by a decrease of $6.1 million of commercial aftermarket sales due to the impact of the global economic downturn resulting in a decline in worldwide airline traffic and a decrease of $4.1 million of commercial OEM sales primarily resulting from a reduction in sales to The Boeing Company due to a decrease in production from Boeing’s employee strike.

•

Cost of Sales. Cost of sales increased by $4.8 million, or 3.1%, to $161.2 million for the twenty-six week period ended March 28, 2009 from $156.4 million for the comparable period last year. Cost of sales as a percentage of sales decreased to 43.1% for the twenty-six week period ended March 28, 2009 from 46.2% for the twenty-six week period ended March 29, 2008. The absolute dollar increase in cost of sales was primarily due to increased volume associated with the higher net sales of $35.9 million discussed above.

The decrease in cost of sales as a percentage of sales of slightly more than three percentage points was due to the strength of our proprietary products, productivity improvements from continued cost reduction initiatives and favorable product mix partially offset by the dilutive impact from recent acquisitions.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $2.4 million, or 6.5%, to $38.6 million, or 10.3% of sales, for the twenty-six week period ended March 28, 2009 from $36.2 million, or 10.7% of sales, for the comparable period last year. This increase was primarily due to the higher sales discussed above partially offset by a decrease in research and development expenses of $1.6 million, or 0.6% of net sales, primarily relating to development costs for the Boeing 787 program.

•

Amortization of Intangibles. Amortization of intangibles increased to $6.8 million for the twenty-six week period ended March 28, 2009 from $6.1 million for the comparable period last year. The net increase of $0.7 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by the order backlog becoming fully amortized in fiscal 2008 relating to prior acquisitions.

•

Interest Expense-net. Interest expense decreased $4.9 million, or 10.1%, to $43.6 million for the twenty-six week period ended March 28, 2009 from $48.5 million for the comparable period last year primarily the result of lower interest rates and partially offset by a decrease in interest income of $2.5 million. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion for both the twenty-six week period ended March 28, 2009 and March 29, 2008, respectively. The average interest rate decreased to 6.2% for the twenty-six week period ended March 28, 2009 from 7.4% during the comparable period last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was 35.6% for the twenty-six weeks ended March 28, 2009 and was comparable to the 35.1% for the twenty-six week period ended March 29, 2008.

•

Net Income. Net income increased $20.8 million, or 35.1%, to $79.9 million for the twenty-six week period ended March 28, 2009 compared to net income of $59.1 million for the twenty-six week period ended March 29, 2008, primarily as a result of the factors referred to above.

Backlog

As of March 28, 2009, the Company estimated its sales order backlog at $407.2 million compared to an estimated $378.3 million as of March 29, 2008. This increase in backlog of $28.9 million is mainly due to the purchase orders acquired in connection with the acquisitions of CEF, the Unison product line and APC, discussed above, totaling approximately $41.7 million as of March 28, 2009. The majority of the purchase orders outstanding as of March 28, 2009 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of March 28, 2009 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $79.5 million of cash from operating activities during the twenty-six week period ended March 28, 2009 compared to $78.2 million during the twenty-six week period ended March 29, 2008.

Investing Activities. Cash used in investing activities was $72.3 million during twenty-six week period ended March 28, 2009 consisting primarily of the acquisition of APC and capital expenditures of $5.8 million. Cash used in investing activities was $4.2 million during twenty-six week period ended March 29, 2008 consisting of capital expenditures.

Financing Activities. Cash used in financing activities during the twenty-six week period ended March 28, 2009 was $11.7 million compared to cash provided by financing activities of $14.1 million during the twenty-six week period ended March 29, 2008. Cash used in financing activities during the twenty-six week period ended March 28, 2009 related to the purchase of treasury stock of $15.2 million partially offset by the benefit from the exercise of stock options of $3.5 million. Cash provided by financing activities during the twenty-six week period ended March 29, 2008 related to the exercise of stock options of $14.1 million.

Description of Current Senior Secured Credit Facility and Indenture

The senior secured credit facility (“Senior Secured Credit Facility”) consists of a $780 million term loan facility, which is fully drawn, and a $200 million revolving loan facility. At March 28, 2009, $198.5 million of the revolving credit facility was available.

The term loan facility will mature in June 2013 and will not be subject to interim scheduled amortization, but will be subject to certain prepayment requirements. Under the amended terms of the Senior Secured Credit Facility, commencing 90 days after the end of fiscal 2008 and each fiscal year thereafter, TransDigm Inc. is required to prepay outstanding term loans in a principal amount equal to 50% of Excess Cash Flow (as defined in the Senior Secured Credit Facility) if our Consolidated Leverage Ratio (as hereinafter defined) at the end of the applicable fiscal year exceeds 5.00 to 1.00 and equal to 25% of Excess Cash Flow if our Consolidated Leverage Ratio at the end of the applicable fiscal year is less than 5.00 to 1.00, but greater than 4.50 to 1.00. No payment is required if the Consolidated Leverage Ratio as of the end of the applicable fiscal year is equal to or less than 4.50 to 1.00 or if the term loans achieve certain minimum credit ratings at the end of such fiscal year. “Excess Cash Flow” is a negotiated definition generally designed to capture the cash that was generated by our business in excess of cash used in the business. “Consolidated Leverage Ratio” means the ratio of consolidated total indebtedness to the aggregate amount of EBITDA As Defined, calculated on a pro forma basis. TransDigm’s Consolidated Leverage Ratio was approximately 3.9 to 1.00 at September 30, 2008, thus the Company was not obligated to make a prepayment of the term loans based upon the Excess Cash Flow provision.

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

Long-term financing arrangements also include $575 million aggregate principal amount of 7 3/4% senior subordinated notes (“7 3/ 4% Senior Subordinated Notes”) issued by TransDigm Inc. Such notes do not require principal payments prior to their maturity in July 2014.

Stock Repurchase

In October 2008, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $50 million in the aggregate. From October 2008 to March 2009, we have repurchased a total of 494,100 shares at an aggregate cost of $15.2 million.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.

SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The adoption of SFAS 159 as of October 1, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately upon adoption of SFAS 157. SFAS 157 was adopted as of October 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective provisions of SFAS 157 are included in Note 10, “Fair Value of Financial Instruments.” The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for those assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for interim periods beginning after November 15, 2008 and fiscal years that include those interim periods. The adoption of SFAS 161 as of December 28, 2008 did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 10 to the financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At March 28, 2009, we had borrowings under our Senior Secured Credit Facility of $780 million that were subject to interest rate risk. Borrowings under our Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Senior Secured Credit Facility by approximately $7.8 million based on the amount of outstanding borrowings at March 28, 2009. The weighted average interest rate on the $780 million of borrowings under our Senior Secured Credit Facility on March 28, 2009 was 3.23%.

At March 28, 2009, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through June 23, 2009 for the notional amount of $150 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At March 28, 2009, the fair value of the interest rate swap agreement was a liability of $1.6 million.

At March 28, 2009, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through March 23, 2011 for the notional amount of $300 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At March 28, 2009, the fair value of the interest rate swap agreement was a liability of $8.5 million.

The fair value of the $780 million aggregate principal amount of borrowings under the Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $706 million at March 28, 2009 based upon information provided to the Company from its agent under the credit facility. The fair value of the $575 million aggregate principal amount of our 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $541 million at March 28, 2009 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 28, 2009, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirteen week period ending March 28, 2009 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

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

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At March 28, 2009, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
December 28, 2008 – January 27, 2009	110,500	$30.90	494,100	$34.8
January 28, 2009 – February 27, 2009	—	—	—	34.8
February 28, 2009 – March 28, 2009	—	—	—	34.8

ITEM 4.	Submission of Matters to a Vote of Security Holders

On February 17, 2009, the Company held its annual meeting of stockholders. The sole matters presented to stockholders for vote and the votes on such matters were as follows:

The election of three directors, Messrs. David Barr, W. Nicholas Howley and Dudley Sheffler, to serve for a three-year term and until their respective successors are duly elected and qualified.

Name of Director Nominee	For	Withheld
David Barr	36,246,005	6,666,294
W. Nicholas Howley	36,197,106	6,715,193
Dudley Sheffler	37,763,384	5,148,915

The ratification of Ernst & Young LLP as the Company’s auditors for the 2009 fiscal year.

For	Against	Abstain
42,721,683	189,354	1,263

ITEM 6.	Exhibits

10.1	Amendment to Employment Agreement dated December 30, 2008 between Christopher Anderson and Avtech Corporation (incorporated by reference to Form 8-K filed January 2, 2009).

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	May 6, 2009
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Chief Financial Officer and	May 6, 2009
Gregory Rufus	Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED MARCH 28, 2009

EXHIBIT NO.	DESCRIPTION
10.1	Amendment to Employment Agreement dated December 30, 2008 between Christopher Anderson and Avtech Corporation (incorporated by reference to Form 8-K filed January 2, 2009).

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.