Form 10-Q
period 2009-06-27
TransDigm Group INC
filed 2009-08-05
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 2009.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 48,477,813 as of July 24, 2009.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	June 27, 2009	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$203,648	$159,062
Trade accounts receivable - Net	104,529	96,196
Inventories	157,833	144,114
Deferred income taxes	14,784	19,902
Prepaid expenses and other	10,409	4,160

Total current assets	491,203	423,434
PROPERTY, PLANT AND EQUIPMENT - Net	99,491	96,241
GOODWILL	1,402,384	1,354,774
TRADEMARKS AND TRADE NAMES	173,706	167,626
OTHER INTANGIBLE ASSETS - Net	186,239	188,568
DEBT ISSUE COSTS - Net	16,520	19,309
OTHER	3,549	5,869

TOTAL ASSETS	$2,373,092	$2,255,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,537	$25,140
Accrued liabilities	63,093	63,362

Total current liabilities	82,630	88,502
LONG-TERM DEBT	1,356,878	1,357,230
DEFERRED INCOME TAXES	155,482	151,672
OTHER NON-CURRENT LIABILITIES	12,621	4,517

Total liabilities	1,607,611	1,601,921

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 48,957,314 and 48,600,848 at June 27, 2009 and September 30, 2008, respectively	490	486
Additional paid-in capital	376,027	365,224
Retained earnings	409,036	287,745
Accumulated other comprehensive loss	(4,830)	445
Treasury stock, at cost- 494,100 and -0- shares at June 27, 2009 and September 30, 2008, respectively	(15,242)	—

Total stockholders’ equity	765,481	653,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,373,092	$2,255,821

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 27, 2009 AND JUNE 28, 2008

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
NET SALES	$189,875	$186,052	$564,198	$524,473
COST OF SALES	82,024	85,570	243,248	241,980

GROSS PROFIT	107,851	100,482	320,950	282,493
OPERATING EXPENSES:
Selling and administrative	19,349	19,317	57,937	55,549
Amortization of intangibles	3,305	2,747	10,154	8,841

Total operating expenses	22,654	22,064	68,091	64,390

INCOME FROM OPERATIONS	85,197	78,418	252,859	218,103
INTEREST EXPENSE - Net	21,226	21,849	64,848	70,371

INCOME BEFORE INCOME TAXES	63,971	56,569	188,011	147,732
INCOME TAX PROVISION	22,583	20,570	66,720	52,595

NET INCOME	$41,388	$35,999	$121,291	$95,137

Net earnings per share:
Basic	$0.86	$0.75	$2.51	$2.00
Diluted	$0.82	$0.72	$2.41	$1.90
Weighted-average shares outstanding:
Basic	48,376	48,084	48,411	47,639
Diluted	50,320	50,273	50,356	50,058

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2009

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total
	Number of Shares	Par Value				Number of Shares	Value
BALANCE, OCTOBER 1, 2008	48,600,848	$486	$365,224	$287,745	$445	—	$—	$653,900
Purchase of common shares	—	—	—	—	—	(494,100)	(15,242)	(15,242)
Compensation expense recognized for stock options	—	—	4,190	—	—	—	—	4,190
Excess tax benefit from exercise of stock options	—	—	3,311	—	—	—	—	3,311
Common stock issued	3,134	—	60	—	—	—	—	60
Exercise of stock options	353,332	4	3,218	—	—	—	—	3,222
Restricted stock compensation	—	—	24	—	—	—	—	24
Comprehensive income:
Net income	—	—	—	121,291	—	—	—	121,291
Interest rate swap	—	—	—	—	(5,221)	—	—	(5,221)
Other comprehensive loss	—	—	—	—	(54)	—	—	(54)

Comprehensive income								116,016

BALANCE, JUNE 27, 2009	48,957,314	$490	$376,027	$409,036	$(4,830)	(494,100)	$(15,242)	$765,481

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	June 27, 2009	June 28, 2008
OPERATING ACTIVITIES:
Net income	$121,291	$95,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,188	9,808
Amortization of intangibles	10,154	8,841
Amortization of debt issue costs and note premium	2,437	2,285
Non-cash equity compensation	4,214	3,088
Excess tax benefit from exercise of stock options	(3,311)	(17,031)
Deferred income taxes	5,159	4,988
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(4,365)	2,352
Inventories	(9,334)	(1,684)
Income taxes receivable/payable	(3,787)	29,311
Other assets	330	(812)
Accounts payable	(6,261)	663
Accrued and other liabilities	2,302	12,974

Net cash provided by operating activities	129,017	149,920

INVESTING ACTIVITIES:
Capital expenditures	(9,159)	(7,251)
Acquisition of businesses	(66,563)	(84,722)

Net cash used in investing activities	(75,722)	(91,973)

FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	3,311	17,031
Proceeds from exercise of stock options	3,222	8,269
Treasury stock purchased	(15,242)	—

Net cash (used in) provided by financing activities	(8,709)	25,300

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,586	83,247
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	159,062	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$203,648	$189,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$52,901	$61,444

Cash paid during the period for income taxes	$64,695	$18,095

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED JUNE 27, 2009 AND JUNE 28, 2008

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2008 included in TD Group’s Form 10-K dated November 25, 2008. The September 30, 2008 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 27, 2009 are not necessarily indicative of the results to be expected for the full year.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 in fiscal 2010 for those assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated the period beginning June 28, 2009 through August 5, 2009, the date the Company’s quarterly financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or additional disclosure in the financial statements. See Note 12.

4.	ACQUISITIONS

APC – On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $67.6 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction. The Company expects that the $47.0 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Unison Product Line – On September 26, 2008, TransDigm Inc., through its wholly-owned Champion Aerospace, LLC subsidiary, acquired certain assets related to the magneto and harness product line business of Unison Industries, LLC (“Unison product line”) for approximately $68.3 million in cash, net of a purchase price adjustment of $1.1 million received in November 2008. The acquired product line includes the highly engineered SLICKTM magnetos, harnesses and components, which are used on substantially all of the world’s general aviation piston aircraft. These products fit well with Champion’s existing product offerings and TransDigm’s overall business direction. The Company expects that the $59.6 million of goodwill recognized for the acquisition will be deductible for tax purposes.

CEF – On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $84.5 million in cash, net of a purchase price adjustment of $0.5 million received in January 2009. CEF is a designer and manufacturer of specialized and highly engineered actuators, compressors, pumps and related components for the aerospace market, all of which fit well with TransDigm’s overall business direction. The Company expects that the $50.4 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions of APC, the Unison product line, and CEF (collectively, the “Acquisitions”) as purchases and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. Pro forma net sales and results of operations for the Acquisitions, had they occurred at the beginning of the thirty-nine week periods ended June 27, 2009 and June 28, 2008, respectively, are not significant and, accordingly, are not provided.

The Acquisitions strengthen and expand our position to design, produce and supply highly-engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies. The purchase price paid for each Acquisition reflects the current earnings before interest, taxes, depreciation and amortization (EBITDA) and cash flows, as well as, the future EBITDA and cash flows expected to be generated by the business, which is driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, which is estimated to be approximately 30 years.

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 9% of the inventory was valued under the LIFO method at June 27, 2009.

Inventories consist of the following (in thousands):

	June 27, 2009	September 30, 2008
Work-in-progress and finished goods	$81,651	$78,467
Raw materials and purchased component parts	90,577	81,750

Total	172,228	160,217
Reserve for excess and obsolete inventory	(15,847)	(15,862)
LIFO reserve	1,452	(241)

Inventories - net	$157,833	$144,114

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	June 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$196,957	$33,775	$163,182
License agreement	9,373	3,139	6,234
Trade secrets	18,462	3,895	14,567
Patented technology	1,711	979	732
Order backlog	18,840	18,003	837
Other	1,600	913	687

Total	$246,943	$60,704	$186,239

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Unpatented technology	$190,493	$27,180	$163,313
License agreement	9,373	2,741	6,632
Trade secrets	18,462	3,267	15,195
Patented technology	1,670	922	748
Order backlog	17,520	15,698	1,822
Other	1,600	742	858

Total	$239,118	$50,550	$188,568

The total carrying amount of identifiable intangible assets not subject to amortization consists of $173.7 million and $167.6 million of trademarks and trade names at June 27, 2009 and September 30, 2008, respectively.

Intangible assets acquired during the thirty-nine week period ended June 27, 2009 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$46,954
Trademarks and trade names	6,080

	53,034

Intangible assets subject to amortization:
Unpatented technology	4,590	18 years
Order backlog	1,300	1 year

	5,890	14 years

Total	$58,924

The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended June 27, 2009 and June 28, 2008 was approximately $10.2 million and $8.8 million, respectively. The estimated amortization expense for fiscal 2009 is $13.5 million and for each of the five succeeding years 2010 through 2014 is $10.9 million, $10.6 million, $10.4 million, $10.4 million and $10.4 million, respectively.

The following is a summary of changes in the carrying value of goodwill from September 30, 2008 through June 27, 2009 (in thousands):

Balance, September 30, 2008	$1,354,774
Goodwill acquired during the year	46,954
Other	656

Balance, June 27, 2009	$1,402,384

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirty-Nine Week Periods Ended
	June 27, 2009	June 28, 2008
Liability balance at beginning of period	$6,255	$4,624
Accruals for warranties issued	1,673	1,471
Warranty costs incurred	(1,721)	(1,289)
Acquisitions	681	794

Liability balance at end of period	$6,888	$5,600

8.	INCOME TAXES

At the end of each reporting period, the Company makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. The Company recorded an income tax provision of $22.6 million in the thirteen week period ended June 27, 2009 compared to $20.6 million in the prior year period. The effective tax rate for the thirteen week period ended June 27, 2009 was 35.3% compared to 36.4% for the comparable period in the prior year. The lower effective tax rate was primarily due to an increase in the Company’s tax benefits related to domestic manufacturing and a reduction in the Company’s state and local tax expense.

The Company recorded an income tax provision of $66.7 million in the thirty-nine week period ended June 27, 2009 compared to $52.6 million in the prior year period. The effective tax rate was 35.5% for the thirty-nine weeks ended June 27, 2009 and was comparable to the 35.6% for the thirty-nine week period ended June 28, 2008.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various state jurisdictions. As of June 27, 2009, the Company is subject to a U.S. Federal income tax examination for fiscal years 2007 and 2008. In addition, the Company is subject to state and local income tax examinations for fiscal years 2004 through 2008.

At June 27, 2009, the Company had $3.2 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $2.1 million on the effective tax rate. At September 30, 2008, the Company had $2.8 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $1.9 million on the effective tax rate. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

9.	EARNINGS PER SHARE CALCULATION

Basic earnings per share is determined using the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes the additional effect of potentially dilutive securities, which comprise stock options outstanding during the period. The dilutive effect of stock options is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
(in thousands, except per share data)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Basic Earnings Per Share Computation:
Net income	$41,388	$35,999	$121,291	$95,137

Weighted-average shares outstanding	48,376	48,084	48,411	47,639

Basic earnings per share	$0.86	$0.75	$2.51	$2.00

Diluted Earnings Per Share Computation:
Net income	$41,388	$35,999	$121,291	$95,137

Weighted-average shares outstanding	48,376	48,084	48,411	47,639
Effect of dilutive options outstanding	1,944	2,189	1,945	2,419

Total weighted-average shares outstanding	50,320	50,273	50,356	50,058

Diluted earnings per share	$0.82	$0.72	$2.41	$1.90

Stock options totaling 0.3 million outstanding at June 27, 2009 were excluded from the diluted earnings per share computations for the thirteen and thirty-nine week periods ended June 27, 2009 due to the anti-dilutive effect of such options. The stock options excluded from the diluted earnings per share calculation for thirteen and thirty-nine week periods ended June 28, 2008 were immaterial.

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

The carrying values of the Company’s cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate their fair value due to the short-term maturities of these assets and liabilities. The estimated fair value of the Company’s term loans approximated $739 million at June 27, 2009 based on information provided by the agent under the Company’s Senior Secured Credit Facility. The estimated fair value of the Company’s 7 3/4% Senior Subordinated Notes approximated $551 million at June 27, 2009 based upon quoted market prices.

Interest rate swap agreements are entered into to manage interest rate risk associated with floating-rate borrowings under the Senior Secured Credit Facility of $780 million. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration dates of the agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. These derivative instruments qualify as effective cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, changes in the fair values of the interest rate swaps are recorded as other comprehensive income. At June 27, 2009, one agreement was in place to the swap variable interest rate on the Senior Secured Credit Facility for fixed interest rates for the notional amount of $300 million through March 23, 2011. The agreement to swap the variable interest rate on a notional amount of $150 million expired on June 23, 2009.

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 27, 2009 (in thousands):

	Fair Value at June 27, 2009	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Interest Rate Swap(1)	$7,665	$—	$7,665	$—

(1)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.

Interest rate swaps are measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. They are classified within Level 2 of the valuation hierarchy.

11.	COMPREHENSIVE INCOME

Comprehensive income, which includes adjustments for changes in the fair values of the interest rate swap agreements on a net of tax basis, was approximately $116.0 million and $99.8 million for the thirty-nine week periods ended June 27, 2009 and June 28, 2008, respectively.

12.	SUBSEQUENT EVENT

On July 24, 2009, the Company completed the acquisition of Acme Aerospace, Inc. (Acme) for approximately $40 million in cash. Acme is based in Tempe, Arizona and produces fibrous nickel cadmium main ship batteries, battery chargers, battery back-up systems and power conversion equipment. Acme manufactures proprietary, highly engineered components for the aerospace industry with high aftermarket content, all of which fit well with TransDigm’s overall business strategy.

13.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% senior subordinated notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of June 27, 2009 and September 30, 2008 and its statements of income and cash flows for the thirty-nine week periods ended June 27, 2009 and June 28, 2008 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, and (iv) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 27, 2009

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,806	$202,903	$(4,061)	$—	$203,648
Trade accounts receivable - Net	—	11,120	93,610	(201)	104,529
Inventories	—	20,319	137,732	(218)	157,833
Deferred income taxes	—	14,784	—	—	14,784
Prepaid expenses and other	—	8,974	1,435	—	10,409

Total current assets	4,806	258,100	228,716	(419)	491,203
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	760,675	2,074,903	575,577	(3,411,155)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	14,937	84,554	—	99,491
GOODWILL	—	40,348	1,363,908	(1,872)	1,402,384
TRADEMARKS AND TRADE NAMES	—	19,376	154,330	—	173,706
OTHER INTANGIBLE ASSETS - Net	—	10,132	174,235	1,872	186,239
DEBT ISSUE COSTS - Net	—	16,520	—	—	16,520
OTHER	—	2,152	1,397	—	3,549

TOTAL ASSETS	$765,481	$2,436,468	$2,582,717	$(3,411,574)	$2,373,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$4,619	$15,119	$(201)	$19,537
Accrued liabilities	—	29,635	33,458	—	63,093

Total current liabilities	—	34,254	48,577	(201)	82,630
LONG-TERM DEBT	—	1,356,878	—	—	1,356,878
DEFERRED INCOME TAXES	—	155,482	—	—	155,482
OTHER NON-CURRENT LIABILITIES	—	11,177	1,444	—	12,621

Total liabilities	—	1,557,791	50,021	(201)	1,607,611

STOCKHOLDERS’ EQUITY	765,481	878,677	2,532,696	(3,411,373)	765,481

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$765,481	$2,436,468	$2,582,717	$(3,411,574)	$2,373,092

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2009

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$51,812	$513,484	$(1,098)	$564,198
COST OF SALES	—	29,364	214,970	(1,086)	243,248

GROSS PROFIT	—	22,448	298,514	(12)	320,950
OPERATING EXPENSES:
Selling and administrative	—	19,670	38,267	—	57,937
Amortization of intangibles	—	468	9,686	—	10,154

Total operating expenses	—	20,138	47,953	—	68,091

INCOME FROM OPERATIONS	—	2,310	250,561	(12)	252,859
OTHER INCOME (EXPENSES):
Interest expense - net	—	(61,457)	(3,391)	—	(64,848)
Equity in income of subsidiaries	121,291	159,438	—	(280,729)	—

INCOME BEFORE INCOME TAXES	121,291	100,291	247,170	(280,741)	188,011
INCOME TAX PROVISION (BENEFIT)	—	(21,000)	87,720	—	66,720

NET INCOME	$121,291	$121,291	$159,450	$(280,741)	$121,291

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2009

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$(6,214)	$(25,380)	$160,611	$—	$129,017
INVESTING ACTIVITIES:
Capital expenditures	—	(1,657)	(7,502)	—	(9,159)
Acquisition of businesses	—	(66,563)	—	—	(66,563)

Net cash used in investing activities	—	(68,220)	(7,502)	—	(75,722)

FINANCING ACTIVITIES:
Intercompany activities	18,177	135,823	(154,000)	—	—
Excess tax benefit from exercise of stock options	3,311	—	—	—	3,311
Proceeds from exercise of stock options	3,222	—	—	—	3,222
Purchase of treasury stock	(15,242)	—	—	—	(15,242)

Net cash provided by (used in) financing activities	9,468	135,823	(154,000)	—	(8,709)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,254	42,223	(891)	—	44,586
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,552	160,680	(3,170)	—	159,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,806	$202,903	$(4,061)	$—	$203,648

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$1,457	$36,473	$111,990	$—	$149,920
INVESTING ACTIVITIES:
Capital expenditures	—	(984)	(6,267)		(7,251)
Acquisitions of businesses	—	(84,722)	—	—	(84,722)

Net cash used in investing activities	—	(85,706)	(6,267)	—	(91,973)

FINANCING ACTIVITIES:
Changes in intercompany activities	(17,589)	121,343	(103,754)	—	—
Excess tax benefit from exercise of stock options	17,031	—	—	—	17,031
Proceeds from exercise of stock options	8,269	—	—	—	8,269

Net cash provided by (used in) financing activities	7,711	121,343	(103,754)	—	25,300

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,168	72,110	1,969	—	83,247
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,285	$169,890	$(982)	$—	$189,193

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the third quarter of fiscal 2009, we generated net sales of $189.9 million and net income of $41.4 million. EBITDA As Defined was $94.7 million, or 49.9% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of EBITDA and EBITDA As Defined to net income.

Certain Acquisitions

Acme Acquisition

On July 24, 2009, the Company completed the acquisition of Acme Aerospace, Inc. (Acme) for approximately $40 million in cash. Acme is based in Tempe, Arizona and produces fibrous nickel cadmium main ship batteries, battery chargers, battery back-up systems and power conversion equipment. Acme manufactures proprietary, highly engineered components for the aerospace industry with high aftermarket content, all of which fit well with TransDigm’s overall business strategy.

APC Acquisition

On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $67.6 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction.

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

CEF Acquisition

On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $84.5 million in cash, net of a purchase price adjustment of $0.5 million received in January 2009. CEF is a designer and manufacturer of specialized and highly engineered actuators, compressors, pumps and related components for the aerospace market, all of which fit well with TransDigm’s overall business direction.

EBITDA and EBITDA As Defined

EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for the relevant period, inventory purchase accounting adjustments, acquisition integration costs and non-cash compensation and deferred compensation charges. EBITDA and EBITDA As Defined are non-GAAP financial measures which the management of TD Group believes are useful indicators for evaluating operating performance and liquidity.

TD Group management believes that EBITDA and EBITDA As Defined are useful to investors because they are frequently used by securities analysts, investors and other interested parties to measure operating performance among companies with different capital structures, effective tax rates and tax attributes, capitalized asset values and employee compensation structures, all of which can vary substantially from company to company depending upon, among other things, accounting methods, book value of assets and the method by which assets are acquired. These measures are useful to evaluate our Company between time periods without regard to items such as interest expense, income tax expense and depreciation and amortization. We also believe EBITDA is useful to investors as a measure of comparative operating performance among companies and between time periods as it is reflective of changes in pricing decisions, cost controls and other factors that affect operating performance.

TD Group management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because analysts, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because our revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a first lien leverage ratio, which is measured based on our Consolidated EBITDA. Our senior secured credit facility defines Consolidated EBITDA in the same manner as we define EBITDA As Defined. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility thereunder (and, in turn, an event of default under our senior secured credit facility could result in an event of default under the indenture governing our 7 3/4% senior subordinated notes).

In addition to the above, TD Group’s management uses EBITDA As Defined to review and assess its operating performance and management team in connection with employee incentive programs and the preparation of its annual budget and financial projections. Moreover, TD Group’s management uses EBITDA As Defined to evaluate acquisitions and as a liquidity measure.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net Income	$41,388	$35,999	$121,291	$95,137
Adjustments:
Depreciation and amortization expense	6,741	6,155	20,342	18,649
Interest expense, net	21,226	21,849	64,848	70,371
Income tax provision	22,583	20,570	66,720	52,595

EBITDA	91,938	84,573	273,201	236,752
Adjustments:
Acquisition-related costs(1)	1,096	765	2,935	2,117
Non-cash compensation and deferred compensation costs(2)	1,698	1,417	4,487	4,709

EBITDA As Defined	$94,732	$86,755	$280,623	$243,578

(1)	Represents costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales when inventory was sold.

(2)	Represents the compensation expense recognized by the Company under our stock option and deferred compensation plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirty-Nine Week Periods Ended
	June 27, 2009	June 28, 2008
Net Cash Provided by Operating Activities	$129,017	$149,920
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	21,115	(42,804)
Interest expense, net (1)	62,411	68,086
Income tax provision - current	61,561	47,607
Non-cash equity compensation (2)	(4,214)	(3,088)
Excess tax benefit from exercise of stock options	3,311	17,031

EBITDA	273,201	236,752
Adjustments:
Acquisition-related costs (3)	2,935	2,117
Non-cash compensation and deferred compensation costs (4)	4,487	4,709

EBITDA As Defined	$280,623	$243,578

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium.

(2)	Represents the compensation expense recognized by TD Group under its stock plans.

(3)	Represents costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales when the inventory was sold.

(4)	Represents the compensation expense recognized by the Company under our stock option and deferred compensation plans.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2008. There has been no significant change to our critical accounting policies during the thirty-nine week period ended June 27, 2009.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	43.2	46.0	43.1	46.1
Selling and administrative expenses	10.2	10.4	10.3	10.6
Amortization of intangibles	1.7	1.5	1.8	1.7

Income from operations	44.9	42.1	44.8	41.6
Interest expense - net	11.2	11.7	11.5	13.4
Income tax provision	11.9	11.1	11.8	10.1

Net income	21.8%	19.3%	21.5%	18.1%

Changes in Results of Operations

Thirteen week period ended June 27, 2009 compared with the thirteen week period ended June 28, 2008.

•

Net Sales. Net sales increased by $3.8 million, or 2.1%, to $189.9 million for the quarter ended June 27, 2009, from $186.1 million for the comparable quarter last year. Sales of $14.0 million resulted from the acquisitions of CEF and the Unison product line during fiscal 2008 and APC in fiscal 2009.

Sales excluding acquisitions decreased by $10.2 million and represented a 5.5% decrease from the prior year. The decline in organic sales was primarily due to (i) a decrease of $9.5 million of commercial OEM sales resulting primarily from the impact of the significant decline in production rates in the business jet market, and (ii) a decrease of $6.0 million in commercial aftermarket sales due to the impact of the global economic downturn resulting in a decline in worldwide airline traffic, business jet and to a lesser extent general aviation activity. Partially offsetting the decline in organic commercial sales was an increase of $7.4 million in defense sales primarily due to increased demand for OEM and aftermarket spare parts and repairs across most of our product lines.

•

Cost of Sales. Cost of sales decreased by $3.6 million, or 4.1%, to $82.0 million for the quarter ended June 27, 2009 from $85.6 million for the comparable quarter last year. Cost of sales as a percentage of sales decreased to 43.2% for the thirteen week period ended June 27, 2009 from 46.0% for the thirteen week period ended June 28, 2008. Cost of sales as a percentage of net sales decreased by almost three percentage points due to the strength of our proprietary products, productivity improvements from continued cost reduction initiatives, favorable product mix and the reimbursement of certain prior period 787 program development costs partially offset by the dilutive impact from recent acquisitions.

•

Selling and Administrative Expenses. Selling and administrative expenses were $19.3 million, or 10.2% of sales, for the quarter ended June 27, 2009 and $19.3 million, or 10.4% of sales, for the comparable quarter last year.

•

Amortization of Intangibles. Amortization of intangibles increased to $3.3 million for the quarter ended June 27, 2009 from $2.7 million for the comparable quarter last year. The net increase of $0.6 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by the order backlog becoming fully amortized in fiscal 2008 relating to prior acquisitions.

•

Interest Expense-net. Interest expense decreased $0.6 million, or 2.9%, to $21.2 million for the quarter ended June 27, 2009 from $21.8 million for the comparable quarter last year as a result of lower interest rates partially offset by a decrease in interest income of $0.9 million. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion for both the quarter ended June 27, 2009 and the comparable quarter last year. The average interest rate decreased to 6.0% for the quarter ended June 27, 2009 from 6.4% during the comparable quarter last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 35.3% for the quarter ended June 27, 2009 compared to 36.4% for the quarter ended June 28, 2008. The lower effective tax rate for the current quarter was primarily due to an increase in the domestic manufacturing deduction and a reduction in state and local tax expense.

•

Net Income. Net income increased $5.4 million, or 15.0%, to $41.4 million for the third quarter of fiscal 2009 compared to $36.0 million for the third quarter of fiscal 2008, primarily as a result of the factors referred to above.

Thirty-nine week period ended June 27, 2009 compared with the thirty-nine week period ended June 28, 2008.

•

Net Sales. Net sales increased by $39.7 million, or 7.6%, to $564.2 million for the thirty-nine week period ended June 27, 2009, from $524.5 million for the comparable period last year. Sales of $48.0 million resulted from the acquisitions of CEF and the Unison product line in fiscal 2008 and APC in fiscal 2009.

Sales excluding acquisitions decreased by $8.3 million and represented a 1.6% decrease from the prior year. The decline in organic sales was primarily due to (i) a decrease of $13.6 million of commercial OEM sales resulting primarily from a reduction in sales to The Boeing Company due to the employee strike and the impact of the significant decline in production rates in the business jet market, and (ii) a decrease of $12.2 million in commercial aftermarket sales due to the impact of the global economic downturn resulting in a decline in worldwide airline traffic, business jet and general aviation activity. Partially offsetting the decline in organic commercial sales was an increase of $21.3 million in defense sales primarily due to increased demand for OEM and aftermarket spare parts and repairs across most of our product lines.

•

Cost of Sales. Cost of sales increased slightly to $243.2 million for the thirty-nine week period ended June 27, 2009 from $242.0 million for the comparable period last year. Cost of sales as a percentage of sales decreased to 43.1% for the thirty-nine week period ended June 27, 2009 from 46.1% for the thirty-nine week period ended June 28, 2008. Cost of sales as a percentage of net sales decreased by three percentage points due to the strength of our proprietary products, productivity improvements from continued cost reduction initiatives and favorable product mix partially offset by the dilutive impact from recent acquisitions.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $2.4 million, or 4.3%, to $57.9 million, or 10.3% of sales, for the thirty-nine week period ended June 27, 2009 from $55.5 million, or 10.6% of sales, for the comparable period last year. This increase was primarily due to the higher sales discussed above partially offset by a decrease in research and development expenses of $1.8 million, or 0.3% of net sales.

•

Amortization of Intangibles. Amortization of intangibles increased to $10.2 million for the thirty-nine week period ended June 27, 2009 from $8.8 million for the comparable period last year. The net increase of $1.4 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by the order backlog becoming fully amortized in fiscal 2008 relating to prior acquisitions.

•

Interest Expense-net. Interest expense decreased $5.6 million, or 7.8%, to $64.8 million for the thirty-nine week period ended June 27, 2009 from $70.4 million for the comparable period last year primarily the result of lower interest rates partially offset by a decrease in interest income of $3.4 million. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion for both the thirty-nine week period ended June 27, 2009 and June 28, 2008, respectively. The average interest rate decreased to 6.2% for the thirty-nine week period ended June 27, 2009 from 7.1% during the comparable period last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was 35.5% for the thirty-nine weeks ended June 27, 2009 and was comparable to the 35.6% for the thirty-nine week period ended June 28, 2008.

•

Net Income. Net income increased $26.2 million, or 27.5%, to $121.3 million for the thirty-nine week period ended June 27, 2009 compared to net income of $95.1 million for the thirty-nine week period ended June 28, 2008, primarily as a result of the factors referred to above.

Backlog

As of June 27, 2009, the Company estimated its sales order backlog at $367 million compared to an estimated $423 million as of June 28, 2008. This decrease in backlog of $56 million is mainly due to lower commercial OEM and aftermarket demand including the impact of order cancellations and pushouts as well as significant reductions in business jet production rates. These declines were partially offset by the impact of the acquisitions of the Unison product line and APC. The majority of the purchase orders outstanding as of June 27, 2009 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 27, 2009 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. Cash from operating activities decreased $20.9 million, or 13.9%, to $129.0 million for the thirty-nine week period ended June 27, 2009 from $149.9 million for the comparable period last year. The net decrease was due to several factors, including primarily increased net income of $26.2 million offset by higher cash payments for income taxes of $46.6 million.

Cash payments for income taxes during the thirty-nine week period ended June 27, 2009 increased to $64.7 million from $18.1 million for the comparable period last year primarily due to the following: i) higher net income in the current period; ii) reduction in fiscal 2009 of the tax benefit from the exercise of stock options; and iii) refunds of income taxes in certain tax jurisdictions received during the prior year.

Investing Activities. Cash used in investing activities was $75.7 million during thirty-nine week period ended June 27, 2009 consisting primarily of the acquisition of APC and capital expenditures of $9.2 million. Cash used in investing activities was $92.0 million during thirty-nine week period ended June 28, 2008 consisting primarily of the acquisition of CEF and capital expenditures of $7.3 million.

Financing Activities. Cash used in financing activities during the thirty-nine week period ended June 27, 2009 was $8.7 million compared to cash provided by financing activities of $25.3 million during the thirty-nine week period ended June 28, 2008. Cash used in financing activities during the thirty-nine week period ended June 27, 2009 related to the purchase of treasury stock of $15.2 million partially offset by the benefit from the exercise of stock options of $6.5 million. Cash provided by financing activities during the thirty-nine week period ended June 28, 2008 related to the exercise of stock options of $25.3 million.

Description of Current Senior Secured Credit Facility and Indenture

The senior secured credit facility (“Senior Secured Credit Facility”) consists of a $780 million term loan facility, which is fully drawn, and a $200 million revolving loan facility. At June 27, 2009, $198.5 million of the revolving credit facility was available.

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

TransDigm Inc. entered into a three year interest rate swap in June 2006 with Credit Suisse for an initial notional amount of $187 million at a fixed rate of 7.6%. The notional amount decreased to $150 million on September 23, 2008, and the swap agreement expired on June 23, 2009. TransDigm Inc. entered into an additional three year interest rate swap in January 2008 with Credit Suisse for a notional amount of $300 million at a fixed rate of 5.0% through March 23, 2011.

Long-term financing arrangements also include $575 million aggregate principal amount of 7 3/4% senior subordinated notes (“7 3/4% Senior Subordinated Notes”) issued by TransDigm Inc. Such notes do not require principal payments prior to their maturity in July 2014.

Stock Repurchase

In October 2008, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $50 million in the aggregate. From October 2008 to June 2009, we have repurchased a total of 494,100 shares at an aggregate cost of $15.2 million.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or presented at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 in fiscal 2010 for those assets and liabilities within the scope of FSP 157-2 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated the period beginning June 28, 2009 through August 5, 2009, the date the Company’s quarterly financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or additional disclosure in the financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At June 27, 2009, we had borrowings under our Senior Secured Credit Facility of $780 million that were subject to interest rate risk. Borrowings under our Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Senior Secured Credit Facility by approximately $7.8 million based on the amount of outstanding borrowings at June 27, 2009. The weighted average interest rate on the $780 million of borrowings under our Senior Secured Credit Facility on June 27, 2009 was 2.43%.

At June 27, 2009, we had an agreement in place to swap variable interest rates on our Senior Secured Credit Facility for fixed interest rates through March 23, 2011 for the notional amount of $300 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At June 27, 2009, the fair value of the interest rate swap agreement was a liability of $7.7 million.

The fair value of the $780 million aggregate principal amount of borrowings under the Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $739 million at June 27, 2009 based upon information provided to the Company from its agent under the credit facility. The fair value of the $575 million aggregate principal amount of our 7 3/4 % Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $551 million at June 27, 2009 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 27, 2009, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirteen week period ending June 27, 2009 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

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

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At June 27, 2009, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85. No purchases were made under the program during the quarter.

ITEM 6.	Exhibits

3.1	Certificate of Incorporation of Acme Aerospace, Inc. filed July 10, 2009.

3.2	Bylaws of Acme Aerospace, Inc.

10.1	Amendment No. 3 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan * (Incorporated by reference to Form 8-K filed April 28, 2009).

10.2	Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan * (Incorporated by reference to Form 8-K filed April 28, 2009).

10.3	Second Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan * (Incorporated by reference to Form 8-K filed April 28, 2009).

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan contract or arrangement

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	August 5, 2009

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	August 5, 2009

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JUNE 27, 2009

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of Acme Aerospace, Inc. filed July 10, 2009.

3.2	Bylaws of Acme Aerospace, Inc.

10.1	Amendment No. 3 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan * (Incorporated by reference to Form 8-K filed April 28, 2009).

10.2	Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan * (Incorporated by reference to Form 8-K filed April 28, 2009).

10.3	Second Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan * (Incorporated by reference to Form 8-K filed April 28, 2009).

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan contract or arrangement