Form 10-K
period 2009-09-30
TransDigm Group INC
filed 2009-11-24
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32833

TransDigm Group Incorporated

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

41-2101738

(I.R.S. Employer Identification No.)

1301 East 9th Street, Suite 3710, Cleveland, Ohio	44114
(Address of principal executive offices)	(Zip Code)

(216) 706-2960

(Registrants’ telephone number, including area code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 28, 2009, based upon the last sale price of such voting and non-voting common stock on that date was $1,363,159,237.

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 48,977,578 as of October 31, 2009.

Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2010 Annual Meeting of Stockholders.

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1,1A, 2, 3, 5 and 7 hereof and elsewhere within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “should” and similar words or expressions are intended to identify forward-looking statements. Although the Company (as defined below) believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. The more important of such risks and uncertainties are set forth under the caption “Risk Factors” and elsewhere in this Report. Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake, and specifically decline any obligation, to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2009” or “fiscal 2009” means the period from October 1, 2008 to September 30, 2009.

PART I

ITEM 1.	BUSINESS

The Company

TransDigm Inc. was formed in July 1993 in connection with the acquisition of certain businesses from IMO Industries Inc. TransDigm Group Incorporated (“TD Group”), was formed in July 2003 at the direction of Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) to facilitate the acquisition of TransDigm Inc. In March 2006, certain stockholders of TD Group and certain members of our management sold shares of TD Group common stock in an underwritten initial public offering. TD Group did not offer any shares of common stock for sale in the initial public offering and TD Group did not receive any of the proceeds from the sale of shares by the selling stockholders. As a result of the initial public offering, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG.”

In May 2007, certain of TD Group’s stockholders, including certain members of our management, sold shares of TD Group’s common stock in an underwritten public offering. As a result of this offering, TD Group was no longer a “controlled company” for the purposes of the NYSE listing requirements. TD Group did not sell any shares in the offering and did not receive any proceeds from the offering.

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers.

We estimate that over 95% of our net sales for fiscal year 2009 were generated by proprietary products for which we own the design. In addition, for fiscal year 2009, we estimate that we generated approximately 80% of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold as original equipment on an aircraft, we generate net sales from recurring aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 30 years. We estimate that approximately 60% of our net sales in fiscal year 2009 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.

Products

We primarily design, produce and supply highly-engineered proprietary aerospace components (and certain systems/subsystems) with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves based on engineering, service and manufacturing capabilities. We typically choose not to compete for non-proprietary “build to print” business because it frequently offers lower margins than proprietary products. We believe that our products have strong brand names within the industry and that we have a reputation for high quality, reliability and customer support.

Our business is well diversified due to the broad range of products that we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include: (1) mechanical /electro-mechanical actuators and controls used in numerous actuation applications; (2) ignition systems and components such as igniters, exciters and spark plugs used to start and spark turbine and reciprocating aircraft engines; (3) gear pumps used primarily in lubrication and fuel applications; (4) specialized valves used in fuel, hydraulic and pneumatic applications; (5) engineered connectors used in fuel, pneumatic and hydraulic applications; (6) power conditioning devices used to modify and control electrical power; (7) specialized fluorescent lighting; (8) specialized AC/DC electric motors and components;

(9) aircraft audio systems; (10) engineered latching and locking devices used in various bin, security and other applications; (11) lavatory hardware and components; (12) rods and locking devices used primarily to hold open cowlings to allow access to engines for maintenance; (13) specialized cockpit displays; (14) elastomers used in various clamping and heating applications; (15) NiCad batteries/chargers used to provide starting and back-up power; and (16) starter generators and related components.

Sales and Marketing

Consistent with our overall strategy, our sales and marketing organization is structured to continually develop technical solutions that meet customer needs. In particular, we attempt to focus on products and programs that will lead to high-margin, repeatable sales in the aftermarket.

We have structured our sales efforts along our major product offerings, assigning a product manager to certain products. Each product manager is expected to grow the sales and profitability of the products for which he or she is responsible and to achieve the targeted annual level of bookings, sales, new business and profitability for such products. The product managers are assisted by account managers and sales engineers who are responsible for covering major OEM and aftermarket accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers, to achieve total bookings and new business goals at each account and, together with the product managers, to determine when additional resources are required at customer locations. Most of our sales personnel are compensated, in part, on their bookings and their ability to identify and obtain new business opportunities.

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

Manufacturing and Engineering

We maintain fifteen principal manufacturing facilities. Each manufacturing facility comprises manufacturing, distribution and engineering as well as administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate product profit and loss accounting, investing in equipment, tooling, and information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.

We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in Cost of Sales and in Selling and Administrative captions in our Statements of Income. Total engineering expense represents approximately 9% of our operating units’ aggregate costs, or approximately 5% of our consolidated net sales. Our proprietary products, and particularly our new product initiatives, are designed by our engineering staff and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.

We use sophisticated equipment and procedures to attempt to ensure the quality of our products and comply with military specifications and Federal Aviation Administration (the “FAA”) and OEM certification requirements. We perform a variety of testing procedures, including testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities.

Customers

Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2009, Boeing (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 13% of our net sales, and Honeywell International, Inc. accounted for approximately 9% of our net sales. Products supplied to many of our customers, including the two largest customers, are used on multiple platforms.

Active commercial production programs include the Boeing 737, 747, 767 and 777, the Airbus A300, A319/20/21, A330/A340 and A380, the Bombardier CRJ’s and Challenger, the Embraer RJ’s, the Cessna Citation family, the Raytheon Premier and Hawker and most Gulfstream airframes. Military platforms include aircraft such as the Boeing C-17, F-15 and F-18, the Lockheed Martin C-130J and F-16, the Northrop Grumman E2C (Hawkeye), the Joint Strikefighter and the Blackhawk, Chinook and Apache helicopters. TransDigm has been awarded numerous contracts for the development of engineered products for production on the Boeing 787 and Airbus A350XWB and A400M programs.

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

We compete on the basis of engineering, manufacturing and marketing high quality products which we believe meet or exceed the performance and maintenance requirements of our customers, consistent and timely delivery, and superior customer service and support. The industry’s stringent regulatory, certification and technical requirements, and the investments necessary in the development and certification of products, create barriers to entry for potential new competitors. As long as customers receive products that meet or exceed expectations and performance standards, we believe that they will have a reduced incentive to certify another supplier because of the cost and time of the technical design and testing certification process. In addition, we believe that concerns about safety and flight delays if products are unavailable or undependable are reasons for our customers to continue long-term supplier relationships.

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

As described elsewhere in this report, five of our divisions and subsidiaries have been subject to a U.S. Department of Defense (the “DOD”) Office of Inspector General review of our records for the purpose of determining whether the DOD’s various buying offices negotiated “fair and reasonable” prices for spare parts purchased from those five divisions and subsidiaries in fiscal years 2002 through 2004. For additional information regarding the details and status of the pricing review, please refer to “Risk Factors—Certain of our divisions and subsidiaries have been subject to a pricing review by the DOD Office of Inspector General.”

Governmental Regulation

The commercial aircraft component industry is highly regulated by both the FAA in the United States and by the Joint Aviation Authorities in Europe and other agencies throughout the world, while the military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in many cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models.

We must also satisfy the requirements of our customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components. We believe that we currently satisfy or exceed these maintenance standards in our repair and overhaul services. We also maintain several FAA approved repair stations.

In addition, sales of many of our products that will be used on aircraft owned by non-U.S. entities are subject to compliance with U.S. export control laws.

Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act, mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances.

Raw Materials

We require the use of various raw materials in our manufacturing processes. We also purchase a variety of manufactured component parts from various suppliers. At times, we concentrate our orders among a few suppliers in order to strengthen our supplier relationships. Raw materials and component parts are generally available from multiple suppliers at competitive prices.

Intellectual Property

We have various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights, which we believe, in the aggregate but not individually, are important to our business.

Backlog

As of September 30, 2009, the Company estimated its sales order backlog at $402 million compared to an estimated sales order backlog of $418 million as of September 30, 2008. This decrease in backlog of $16 million is mainly due to lower commercial OEM and aftermarket demand including the impact of order cancellations and pushouts as well as significant reductions in business jet production rates. These declines were partially offset by the impact of the acquisitions of Aircraft Parts Corporation, Acme Aerospace Inc. and a product line of Woodward Governor Company. The majority of the purchase orders outstanding as of September 30, 2009 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2009 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Our direct sales to foreign customers were approximately $150.4 million, $144.3 million, and $143.0 million for fiscal years 2009, 2008 and 2007, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

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

Employees

As of September 30, 2009, we had approximately 2,000 employees. Approximately 4% of our employees were represented by the United Steelworkers Union, approximately 3% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 4% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between us and these labor unions expire in April 2011, November 2012 and May 2013, respectively. We consider our relationship with our employees generally to be satisfactory.

Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. Based upon information currently known to us, we believe the outcome of such proceedings will not have, individually or in the aggregate, a material adverse effect on our business, our financial condition or results of operations.

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

Our business is directly affected by, among other factors, changes in revenue passenger miles (“RPMs”) the size and age of the worldwide aircraft fleet and, to a lesser extent, changes in the profitability of the commercial airline industry. RPMs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in recent years, the airline industry has been severely affected by the downturn in the global economy, higher fuel prices, the increased security concerns among airline customers following the events of September 11, 2001, the Severe Acute Respiratory Syndrome, or SARS, epidemic and the conflicts in Afghanistan and Iraq. As a result of the substantial reduction in airline traffic resulting from these events, the airline industry incurred, and some in the industry continue to incur, large losses and financial difficulties. Some carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products.

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

Our sales to manufacturers of aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.

Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, related OEM suppliers, as well as manufacturers of business jets, which accounted for approximately 22% of our net sales in fiscal year 2009, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, downturns in the global economy and national and international events, such as the events of September 11, 2001. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. Prior downturns have adversely affected our net sales, gross margin and net income.

We rely heavily on certain customers for much of our sales.

Our two largest customers for fiscal year 2009 were Boeing (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) and Honeywell International Inc. These two customers accounted for approximately 13% and 9%, respectively, of our net sales in fiscal year 2009. Our top ten customers for fiscal year 2009 accounted for approximately 44% of our net sales. A reduction in purchasing by one of our larger customers for any reason, such as economic downturn, decreased production or strike, could have a material adverse effect on our net sales, gross margin and net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

We generally do not have guaranteed future sales of our products. Further, when we enter into fixed price contracts with some of our customers, we take the risk for cost overruns.

As is customary in our business, we do not generally have long-term contracts with most of our aftermarket customers and, therefore, do not have guaranteed future sales. Although we have long-term contracts with many of our OEM customers, many of those customers may terminate the contracts on short notice and, in most cases, our customers have not committed to buy any minimum quantity of our products. In addition, in certain cases, we must anticipate the future volume of orders based upon the historic purchasing patterns of customers and upon our discussions with customers as to their anticipated future requirements, and this anticipated future volume of orders may not materialize.

We also have entered into multi-year, fixed-price contracts with some of our customers, pursuant to which we have agreed to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs of making these products. Sometimes we accept a fixed-price contract for a product that we have not yet produced, and this increases the risk of cost overruns or delays in the completion of the design and manufacturing of the product. Most of our contracts do not permit us to recover increases in raw material prices, taxes or labor costs.

U.S. military spending is dependent upon the U.S. defense budget.

The military and defense market is significantly dependent upon government budget trends, particularly the DOD budget. In addition to normal business risks, our supply of products to the United States Government is subject to unique risks largely beyond our control. Future DOD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current presidential administration, the U.S. Government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in Iraq and Afghanistan and possible political pressure to reduce U.S. Government military spending, each of which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures in the future could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.

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

In February 2006, the Defense Logistics Agency made a request to initiate discussions regarding future pricing and developing an acquisition strategy that would mutually strengthen our business relationship with the Defense Logistics Agency. Around that time, the parties discussed future purchasing but have not engaged in negotiations regarding Strategic Supplier Alliances. Negotiations regarding Strategic Supplier Alliances may occur at a later date. As a result of those negotiations, it is possible that the divisions and subsidiaries subject to the pricing review will enter into Strategic Supplier Alliances with the Defense Logistics Agency. It is likely that in connection with any Strategic Supplier Alliance, the Defense Logistics Agency will seek prices for parts based on cost. It is also possible that the DOD may seek alternative sources of supply for such parts. The entry into Strategic Supplier Alliances or a decision by the DOD to pursue alternative sources of supply for parts we currently provide could reduce the amount of revenue we derive from, and the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government.

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

We have a significant amount of indebtedness. As of September 30, 2009, our total indebtedness was approximately $1,356.8 million (including premium received, net of amortization, in connection with the issuance of the original notes), which was approximately 62.4% of our total capitalization.

In addition to the foregoing indebtedness outstanding on September 30, 2009, in October 2009, TransDigm Inc. issued $425 million aggregate principal amount of 7 3/4% senior subordinated notes (“New 7 3/4% Senior Subordinated Notes”) at an issue price of 97.125% of the principal amount thereof pursuant to an indenture dated October 6, 2009 (the “New Indenture” and together, with the Indenture referred to below, the “Indentures”). The terms of the New 7 3/4% Senior Subordinated Notes are substantially identical to the terms of the already outstanding 7 3/4% Senior Subordinated Notes that were issued and sold by TransDigm Inc. in June 2006 and February 2007. The proceeds from the issuance of the New 7 3/4% Senior Subordinated Notes, after the original issue discount, were used to make a cash distribution to TD Group, which paid a special cash dividend to its stockholders of approximately $375 million, made dividend equivalent payments to its holders of stock options of approximately $30 million and paid for transaction-related fees and expenses. Our total indebtedness, on a pro forma basis as if the New 7 3/4% Senior Subordinated Notes were issued and the special dividend was paid on September 30, 2009, represents approximately 81% of our capitalization.

In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2009, we had $198.0 million of unused commitments under our revolving loan facility. Although our senior secured credit facility, the indenture (the “Indenture”) governing the 7 3/4% senior subordinated notes issued in June 2006 and February 2007 (the “7 3/4% Senior Subordinated Notes”) and the New Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

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

In addition, all of our debt under the senior secured credit facility, which includes a $780 million term loan facility and a revolving loan facility of $200 million, bears interest at floating rates. Accordingly, in the event that interest rates increase, our debt service expense will also increase. In order to reduce the floating interest rate risk, as of September 30, 2009, the Company was party to an interest rate swap agreement that fixes the rate of interest on $300 million of debt under the senior secured credit facility.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the 7 3/4% Senior Subordinated Notes and the New 7 3/4% Senior Subordinated Notes. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on our indebtedness, including the 7 3/4% Senior Subordinated Notes and the New 7 3/4% Senior Subordinated Notes and amounts borrowed under the senior secured credit facility, and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness, including the amounts borrowed under the senior secured credit facility and the 7 3/4% Senior Subordinated Notes and the New 7 3/4% Senior Subordinated Notes, or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, the Indenture and the senior secured credit facility may restrict us from adopting any of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would otherwise adversely affect the 7 3/4% Senior Subordinated Notes and the New 7 3/4% Senior Subordinated Notes.

The terms of the senior secured credit facility and the Indenture may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our senior secured credit facility and the Indentures contain a number of restrictive covenants that impose significant operating and financial restrictions on TD Group, TransDigm Inc. and its subsidiaries (in the case of the senior secured credit facility) and TransDigm Inc. and its subsidiaries (in the case of the Indentures) and may limit their ability to engage in acts that may be in our long-term best interests. The senior secured credit facility and Indenture include covenants restricting, among other things, the ability of TD Group, TransDigm Inc. and its subsidiaries (in the case of the senior secured credit facility) and TransDigm Inc. and its subsidiaries (in the case of the Indentures) to:

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

A breach of any of these covenants could result in a default under the senior secured credit facility or the Indenture. If any such default occurs, the lenders under the senior secured credit facility and the holders of the 7 3/4 % Senior Subordinated Notes and the holders of the New 7 3/4% Senior Subordinated Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the senior secured credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the senior secured credit facility, the lenders under that facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 7 3/4% Senior Subordinated Notes and the New 7 3/4% Senior Subordinated Notes. If the debt under the senior secured credit facility or the 7 3/4% Senior Subordinated Notes and/or the New 7 3/4% Senior Subordinated Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

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

As of September 30, 2009, we had approximately 2,000 employees. Approximately 4% of our employees were represented by the United Steelworkers Union, approximately 3% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 4% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between us and these labor unions expire in April 2011, November 2012 and May 2013, respectively. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could materially and adversely affect our ability to provide products to our customers.

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

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, license agreements and technology, were approximately $372.9 million at September 30, 2009, representing approximately 15% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $1,462.3 million at September 30, 2009, representing approximately 60% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting regulations, we would be required to write-off the amount of any impairment.

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

We do not intend to pay regular cash dividends on our stock.

Notwithstanding the special cash dividend paid in October 2009, we do not anticipate declaring or paying regular cash dividends on our common stock or any other equity security in the foreseeable future. The amounts that may be available to us to pay cash dividends are restricted under our debt and other agreements. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, you should not rely on dividend income from shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

TransDigm’s owned properties as of September 30, 2009 are as follows:

Location	Square Footage
Liberty, SC	219,000
Waco, TX	218,800
Los Angeles, CA	131,000
Addison, IL	83,300
Seattle, WA	78,000
Painesville, OH	63,900
Cleveland, OH	50,000
Avenel, NJ	48,500
Deerfield, FL	20,000
Holtsville, NY	48,300
Malaysia	24,800

The properties listed above, except Deerfield, Holtsville and Malaysia, are subject to mortgage liens under our senior secured credit facility. The Holtsville, NY property is an asset held for sale as of September 30, 2009.

TransDigm’s leased properties as of September 30, 2009 are as follows:

Location	Square Footage
Dayton, NV	144,000
Fullerton, CA	100,000
Collegeville, PA	90,000
Camarillo, CA	70,000
Tempe, AZ	40,200
Gardena, CA	25,000
Bellevue, WA	18,000
Wichita, KS	10,000
Cleveland, OH	7,100

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “TDG.” The following chart sets forth, for the periods indicated, the high and low sales prices of the common stock on the NYSE.

Quarterly Stock Prices

	High	Low
Fiscal 2008
For Quarter ended December 29, 2007	51.60	41.15
For Quarter ended March 29, 2008	46.51	34.73
For Quarter ended June 28, 2008	44.54	33.74
For Quarter ended September 30, 2008	42.01	31.15

Fiscal 2009
For Quarter ended December 27, 2008	35.60	23.00
For Quarter ended March 28, 2009	40.56	29.51
For Quarter ended June 27, 2009	40.63	31.49
For Quarter ended September 30, 2009	50.93	35.15

Holders

We estimate that there were approximately 3,800 beneficial holders of our common stock as of November 11, 2009.

Dividends

There have been no cash dividends declared on any class of common equity of TD Group for the two most recent fiscal years. In October 2009 TD Group’s Board of Directors declared a special cash dividend of $7.65 on each outstanding share of common stock.

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

	3/06	9/06	9/07	9/08	9/09
TransDigm Group, Inc	100.00	101.33	189.67	142.03	206.68
S&P SmallCap 600	100.00	99.24	114.06	98.29	87.86
S&P SmallCap 600 Aerospace & Defense	100.00	89.68	139.70	107.76	81.20

Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At September 30, 2009, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85. No purchases were made under the program during the quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2009 to 2005 which have been derived from TD Group’s audited consolidated financial statements.

Separate historical financial information of TransDigm Inc. is not presented since the 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or significant assets separate from its investment in TransDigm Inc.

Acquisitions of businesses and product lines completed by TD Group during the last five fiscal years are as follows:

•

On December 31, 2004, TransDigm Inc. (through Skurka Aerospace Inc. (“Skurka”), a newly formed subsidiary of TransDigm Inc.) acquired certain assets and assumed certain liabilities of Skurka Engineering Company.

•	On January 28, 2005, TransDigm Inc. acquired all of the outstanding capital stock of Fluid Regulators Corporation (“Fluid Regulators”), a wholly-owned subsidiary of Esterline Technologies Corporation.

•	On June 30, 2005, Skurka acquired an aerospace motor product line from Eaton Corporation.

•	On May 1, 2006, Skurka acquired certain assets and assumed certain liabilities of Electra-Motion, Inc.

•	On June 12, 2006, TransDigm Inc. acquired all of the outstanding capital stock of Sweeney Engineering Corp.

•	On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp.

•	On February 7, 2007, TransDigm completed the merger with Aviation Technologies, Inc. (“ATI”), resulting in ATI becoming a wholly-owned subsidiary of TransDigm Inc.

•	On August 10, 2007, TransDigm (through Bruce Aerospace, Inc., a newly formed subsidiary of TransDigm Inc.) acquired certain assets and assumed certain liabilities of Bruce Industries Inc.

•	On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc.

•	On September 26, 2008, Champion Aerospace LLC, a subsidiary of TransDigm Inc., acquired certain product line assets from Unison Industries, LLC, a GE Aviation business.

•	On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation.

•	On July 24, 2009, TransDigm Inc. acquired all of the outstanding capital stock of Acme Aerospace Inc.

•	On August 10, 2009, AeroControlex Group Inc., a subsidiary of TransDigm Inc., acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company.

All of the acquisitions were accounted for as purchases. The results of operations of the acquired businesses and product lines are included in TD Group’s consolidated financial statements from the date of each of the acquisitions.

Non-GAAP Financial Measures

We present below certain financial information based on our EBITDA and EBITDA As Defined. References to “EBITDA” mean earnings before interest, taxes, depreciation and amortization, and references to “EBITDA As Defined” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income to EBITDA and EBITDA As Defined and the reconciliations of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below.

Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). We present EBITDA and EBITDA As Defined because we believe they are useful indicators for evaluating operating performance and liquidity.

Our management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because securities analysts, investors, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because our revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a financial covenant that measures the ratio of the amount of our secured indebtedness to the amount of our Consolidated EBITDA defined in the same manner as we define EBITDA As Defined herein. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility (and such an event of default could, in turn, result in an event of default under the indenture governing our 7 3/4% Senior Subordinated Notes and New 7 3/4% Senior Subordinated Notes).

In addition to the above, our management uses EBITDA As Defined to review and assess the performance of the management team in connection with employee incentive programs and to prepare its annual budget and financial projections. Moreover, our management uses EBITDA As Defined to evaluate acquisitions.

Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of these non-GAAP financial measures as analytical tools has limitations, and you should not consider any of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

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

Because of these limitations, EBITDA and EBITDA As Defined should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA or EBITDA As Defined in isolation and specifically by using other GAAP measures, such as net income, net sales and operating profit, to measure our operating performance. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under GAAP, and neither should be considered as an alternative to net income or cash flow from operations determined in accordance with GAAP. Our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts )
Statement of Operations Data:
Net Sales	$761,552	$713,711	$592,798	$435,164	$374,253
Gross profit(1)	429,346	385,931	309,032	221,290	184,270
Operating expenses:
Selling and administrative	80,018	74,650	62,890	48,309	38,943
Amortization of intangibles	13,928	12,002	12,304	6,197	7,747
Refinancing costs	—	—	—	48,617	—

Operating income(1)	335,400	299,279	233,838	118,167	137,580
Interest expense, net	84,398	92,677	91,767	76,732	80,266

Income before income taxes	251,002	206,602	142,071	41,435	57,314
Income taxe provision	88,100	73,476	53,426	16,318	22,627

Net income	$162,902	$133,126	$88,645	$25,117	$34,687

Basic earnings per share computation:
Weighted-average common shares outstanding(2)	48,481	47,856	45,630	44,415	44,202

Net income per share(3)	$3.36	$2.78	$1.94	$0.57	$0.78

Diluted earnings per share computation:
Weighted-average common shares outstanding(2)	50,459	50,202	48,542	47,181	46,544

Net income per share(4)	$3.23	$2.65	$1.83	$0.53	$0.75

	As of September 30,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(5)	$190,167	$159,062	$105,946	$61,217	$104,221
Working capital	395,002	334,932	298,380	190,742	118,559
Total assets	2,454,440	2,255,821	2,061,053	1,416,712	1,427,748
Long-term debt, including current portion	1,356,761	1,357,230	1,357,854	925,000	889,846
Stockholders’ equity	819,162	653,900	487,551	363,041	333,107

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$197,112	$189,635	$112,436	$3,058	$80,695
Investing activities	(168,388)	(165,044)	(521,665)	(35,323)	(20,530)
Financing activities	2,381	28,525	453,958	(10,739)	(4,442)
Depreciation and amortization	27,521	25,254	23,952	16,111	16,956
Capital expenditures	13,155	10,884	10,258	8,350	7,960
Ratio of earnings to fixed charges(6)	3.9x	3.2x	2.5x	1.5x	1.7x

Other Data:
EBITDA(7)	$362,921	$324,533	$257,790	$134,278	$154,536
EBITDA As Defined(7)	$374,690	$333,077	$274,708	$194,437	$164,240

(1)	Gross profit and operating income include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2009, 2008, 2007, 2006 and 2005 of $2,264,000, $1,933,000, $6,392,000, $200,000, and $1,493,000, respectively.
(2)	The weighted-average common shares outstanding for the periods presented have been adjusted to give effect to the 149.6 for 1.00 stock split that occurred on March 14, 2006 in connection with the initial public offering.
(3)	Net income per share is calculated by dividing net income by the basic weighted average common shares outstanding.
(4)	Net income per share is calculated by dividing net income by the diluted weighted-average common shares outstanding. However, stock options totaling 0.1 million outstanding at September 30, 2009 and 2008 and September 30, 2006, were excluded from the diluted earnings per share computation for fiscal 2009, 2008 and 2006 due to the anti-dilutive effect of such options.
(5)	On November 10, 2005, TransDigm Inc. paid a cash dividend of approximately $98.0 million to its then parent company, TransDigm Holding Company, and made bonus payments of approximately $6.2 million to certain members of our management. TransDigm Holding Company used all of the proceeds received from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group entered into a loan facility and used the net proceeds received from the borrowings thereunder of approximately $193.8 million, together with substantially all of the proceeds received from the dividend payment from TransDigm Holding Company, to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on its 12% senior unsecured promissory notes issued in connection with acquisition of the Company by Warburg Pincus in July 2003, which payments in the aggregate were equal to approximately $262.7 million, and (ii) make certain distributions to members of our management who participated in our deferred compensation plans, which distributions in the aggregate were equal to approximately $26.0 million.
(6)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense.
(7)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined and the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands)
Net income	$162,902	$133,126	$88,645	$25,117	$34,687
Add:
Depreciation and amortization	27,521	25,254	23,952	16,111	16,956
Interest expense, net	84,398	92,677	91,767	76,732	80,266
Provision for income taxes	88,100	73,476	53,426	16,318	22,627

EBITDA	362,921	324,533	257,790	134,278	154,536
Add:
Inventory purchase accounting adjustments(1)	2,264	1,933	6,392	200	1,493
Acquisition integration costs(2)	3,426	393	2,037	1,032	1,363
Non-cash compensation and deferred compensation costs(3)	6,079	6,218	5,482	988	6,698
One-time special bonus payments(4)	—	—	—	6,222	—
Acquisition earnout costs(5)	—	—	850	450	150
Refinancing costs(6)	—	—	—	48,617	—
Public offering costs(7)	—	—	1,691	2,650	—
Other(8)	—	—	466	—	—

EBITDA As Defined	$374,690	$333,077	$274,708	$194,437	$164,240

(1)	Represents purchase accounting adjustments to inventory associated with the acquisitions of various businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans. The amount reflected above for the fiscal year ended September 30, 2006 includes (i) a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two of our deferred compensation plans during such period and (ii) expense recognized by us under a new deferred compensation plan adopted by us during such period.
(4)	Represents the aggregate amount of one-time special bonuses paid on November 10, 2005 to members of management. On November 10, 2005, we entered into an amendment to our former senior secured credit facility pursuant to which the lenders thereunder agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.
(5)	Represents the amount recognized for an earnout payment pursuant to the terms of the retention agreement entered into in connection with the acquisition of substantially all of the assets of Skurka Engineering Company in December 2004. Pursuant to the November 10, 2005 amendment to our former senior secured credit facility described above, the lenders thereunder agreed to exclude earnout payments and deferred purchase price payments made in connection with certain permitted acquisitions from the calculation of EBITDA As Defined.
(6)

Represents costs incurred in connection with the refinancing in June 2006, including the premium paid to redeem our 8 3/8% senior subordinated notes of $25.6 million, the write off of debt issue costs of $22.9 million, and other expenses of $0.1 million.

(7)	Represents costs and expenses incurred by TD Group related to the initial public offering in March 2006 or the secondary offering in May 2007.
(8)	Represents the write-down of certain property to its fair value that was reclassified as held for sale in fiscal 2007.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands)
Net cash provided by operating activities	$197,112	$189,635	$112,436	$3,058	$80,695
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	1,897	(35,544)	(10,602)	111,148	(23,489)
Interest expense, net, excluding amortization of debt issue costs / note premium(1)	81,147	89,580	88,620	50,011	76,458
Income tax provision—current	79,300	66,141	47,196	(1,925)	21,934
Non-cash equity compensation(2)	(5,813)	(4,035)	(3,487)	(2,403)	(1,062)
Excess tax benefit from exercise of stock options	9,278	18,756	23,627	—	—
Loss on repayment of senior subordinated notes(3)	—	—	—	(25,611)	—

EBITDA	362,921	324,533	257,790	134,278	154,536
Add:
Inventory purchase accounting adjustments(4)	2,264	1,933	6,392	200	1,493
Acquisition integration costs(5)	3,426	393	2,037	1,032	1,363
Non-cash compensation and deferred compensation costs(6)	6,079	6,218	5,482	988	6,698
One-time special bonus payments(7)	—	—	—	6,222	—
Acquisition earnout costs(8)	—	—	850	450	150
Refinancing costs(9)	—	—	—	48,617	—
Public offering costs(10)	—	—	1,691	2,650	—
Other(11)	—	—	466	—	—

EBITDA As Defined	$374,690	$333,077	$274,708	$194,437	$164,240

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium.
(2)	Represents the compensation expense recognized by TD Group under its stock plans.
(3)	Represents costs incurred in connection with the refinancing in June 2006 and the premium paid to redeem our 8 3/8% senior subordinated notes of $25.6 million.
(4)	Represents purchase accounting adjustments to inventory associated with the acquisitions of various businesses and product lines that were charged to cost of sales when the inventory was sold.
(5)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(6)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans. The amount reflected above for the fiscal year ended September 30, 2006 includes (i) a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two of our deferred compensation plans during such period and (ii) expense recognized by us under a new deferred compensation plan adopted by us during such period.
(7)	Represents the aggregate amount of one-time special bonuses paid on November 10, 2005 to members of management. On November 10, 2005, we entered into an amendment to our former senior secured credit facility pursuant to which the lenders thereunder agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.
(8)

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

(9)

Represents costs incurred in connection with the refinancing in June 2006, including the premium paid to redeem our 8 3/8% senior subordinated notes of $25.6 million, the write off of debt issue costs of $22.9 million, and other expenses of $0.1 million.

(10)	Represents costs and expenses incurred by TD Group related to the initial public offering in March 2006 or the secondary offering in May 2007.
(11)	Represents the write-down of certain property to its fair value that was reclassified as held for sale in fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and components, gear pumps, specialized valves, engineered connectors, power conditioning devices, specialized fluorescent lighting, specialized AC/DC electric motors, aircraft audio systems, engineered latches and cockpit security devices, lavatory hardware and components, hold open rods and locking devices, specialized cockpit displays, elastomers, NiCad batteries and chargers, starter generators and related components. Each of these product offerings consists of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For fiscal year 2009, we generated net sales of $761.6 million and net income of $162.9 million. In addition, for fiscal year 2009, our EBITDA was $362.9 million, or 47.7% of net sales, our EBITDA As Defined was $374.7 million, or 49.2% of net sales, and our capital expenditures were $13.2 million, or 1.7% of net sales. See “EBITDA and EBITDA As Defined” below for certain information regarding EBITDA and EBITDA As Defined, including a reconciliation of net income to EBITDA and EBITDA As Defined and a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined.

We estimate that over 95% of our net sales for fiscal year 2009 were generated by proprietary products for which we own the design. These products are generally approved and certified by airframe manufacturers (who often certify only one manufacturer’s component design for a specific application on an aircraft), government agencies and/or the FAA and similar entities or agencies. In addition, for fiscal year 2009, we estimate that we generated approximately 80% of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold as original equipment on an aircraft, we generate net sales from recurring aftermarket consumption over the life of that aircraft. This installed base and our sole source provider position generate a long-term stream of aftermarket revenues over the estimated 30-year life of an individual aircraft. We estimate that approximately 60% of our net sales in fiscal year 2009 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and have been more stable than sales to OEMs.

In fiscal year 2009, our top two customers accounted for approximately 22% of our net sales, and during this same period our top ten customers accounted for approximately 44% of our net sales. However, our components are ultimately used on a large, diverse installed base of aircraft and, therefore, we are not overly dependent on any single airframe produced by any of our customers or other ultimate end-users of our products. In the commercial aerospace sector, which generated approximately 65% of our net sales for fiscal year 2009, we sell to distributors of aftermarket components, as well as directly to commercial airlines, aircraft maintenance facilities, systems suppliers, and aircraft and engine OEMs. In addition, for fiscal year 2009, approximately 32% of our net sales were attributable to the defense aerospace sector. Net sales to the defense sector are generated primarily through sales to the United States and foreign militaries, brokers, distributors and defense OEMs. The remaining portion of our net sales in fiscal year 2009, or approximately 3% of our net sales during this period, were derived from industries with similar niche engineered product characteristics such as the mining and power generation industries.

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

Certain Acquisitions

Woodward HRT Product Line Acquisition

On August 10, 2009, TransDigm Inc., through its AeroControlex Group Inc. subsidiary, acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company (“Woodward HRT product line”) for approximately $48 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. The product line comprises a range of highly engineered fuel and pneumatic valves and surge suppressors, the majority of which are used on military rotary and fixed wing aircraft, all of which fit well with TransDigm’s overall business direction. Woodward Governor recently acquired this business as part of its acquisition of HR Textron, Inc.

Acme Aerospace Acquisition

On July 24, 2009, TransDigm Inc. acquired all of the outstanding capital stock of Acme Aerospace, Inc. (“Acme”) for approximately $40.7 million in cash, which includes a purchase price adjustment of $0.2 million paid in October 2009. Acme is a designer and manufacturer of proprietary, highly engineered components to the commercial aerospace industry, comprising primarily fibrous nickel cadmium main ship batteries, battery chargers, battery back-up systems and power conversion equipment. These products fit well with TransDigm’s overall business direction.

Aircraft Parts Corporation Acquisition

On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $66.9 million in cash, net of a purchase price adjustment of $0.7 million received in November 2009. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction.

Unison Product Line Acquisition

On September 26, 2008, TransDigm Inc., through its wholly-owned Champion Aerospace, LLC subsidiary, acquired certain assets related to the magneto and harness product line business of Unison Industries, LLC (“Unison”) for approximately $68.3 million in cash, net of a purchase price adjustment of $1.1 million received in November 2008. The acquired product line includes the highly engineered SLICKTM magnetos, harnesses and components, which are used on substantially all of the world’s general aviation piston aircraft. These products fit well with Champion’s existing product offerings and TransDigm’s overall business direction.

CEF Acquisition

On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $84.5 million in cash, net of a purchase price adjustment of $0.5 million received in January 2009. CEF is a designer and manufacturer of specialized and highly engineered actuators, pumps and related components primarily for the military aerospace market, all of which fit well with TransDigm’s overall business direction.

Bruce Acquisition

On August 10, 2007, TransDigm Inc., through a newly formed subsidiary, Bruce Aerospace Inc. (“Bruce”), acquired certain assets and assumed certain liabilities of Bruce Industries for approximately $35.5 million in cash, net of a purchase price adjustment of $0.2 million received in February 2008. Bruce designs and manufactures specialized fluorescent lighting used in the aircraft industry. The proprietary nature, established positions, and aftermarket content fit well with our overall business direction.

ATI Acquisition

On February 7, 2007, TransDigm Inc. acquired all of the outstanding capital stock of Aviation Technologies, Inc. (“ATI”) for approximately $430 million in cash. ATI consists of two primary operating units that service the commercial and military aerospace markets – Avtech Corporation (“Avtech”) and Transicoil LLC (which, together with Transicoil (Malaysia) Sendirian Berhad is referred to as “ADS/Transicoil”). Avtech is a supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a supplier of displays, clocks, brushless motors and related components and instruments. Through Avtech and ADS/Transicoil, ATI manufactures proprietary products for the aerospace industry with broad platform positions and high aftermarket content, all of which fit well with TransDigm’s overall direction.

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

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2009	2008
	(in thousands)
Net income	$162,902	$133,126
Add:
Depreciation and amortization expense	27,521	25,254
Interest expense, net	84,398	92,677
Income tax provision	88,100	73,476

EBITDA(1)	362,921	324,533
Add:
Inventory purchase accounting adjustments(2)	2,264	1,933
Acquisition integration costs(3)	3,426	393
Non-cash compensation and deferred compensation costs(4)	6,079	6,218

EBITDA As Defined(1)	$374,690	$333,077

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.
(2)	Represents purchase accounting adjustments to inventory associated with the acquisitions of various businesses and product lines that were charged to cost of sales when the inventory was sold.
(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(4)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Fiscal Years Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$197,112	$189,635
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	1,897	(35,544)
Interest expense, net, excluding amortization of debt issue costs / note premium(1)	81,147	89,580
Income tax provision—current	79,300	66,141
Non-cash equity compensation(2)	(5,813)	(4,035)
Excess tax benefit from exercise of stock options	9,278	18,756

EBITDA(3)	362,921	324,533
Add:
Inventory purchase accounting adjustments(4)	2,264	1,933
Acquisition integration costs(5)	3,426	393
Non-cash compensation and deferred compensation costs(6)	6,079	6,218

EBITDA As Defined(3)	$374,690	$333,077

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium.
(2)	Represents the compensation expense recognized by TD Group under its stock plans.
(3)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.
(4)	Represents purchase accounting adjustments to inventory associated with the acquisitions of various businesses and product lines that were charged to cost of sales when the inventory was sold.
(5)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(6)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans.

Trend Information

We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounts for approximately 40% of total sales; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounts for approximately 25% of total sales; and the defense market, which accounts for approximately 32% of total sales. Non-aerospace sales comprise approximately 3% of our total sales.

The commercial aerospace industry, including the aftermarket and OEM market, is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry had shown strength with increases in revenue passenger miles, or RPMs, between 2003 and 2008, as well as increases in OEM production and backlog, however, the global economic downturn, airline capacity reductions and concerns over the financial credit markets have negatively impacted the commercial aerospace industry causing RPMs to decline slightly in 2009. The defense aerospace market is dependent on government budget constraints, the timing of orders and the extent of global conflicts. It is not necessarily affected by general economic conditions that affect the commercial aerospace industry.

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

Commercial Aftermarket

The key growth factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft. Although RPMs increased annually between 2003 and 2008, industry consensus indicates that 2009 will have had negative growth as a result of expected reductions in air traffic and capacity due to the slowdown in the global economy. Industry reports expect RPMs to stabilize in 2010 and return to positive growth thereafter.

Commercial OEM Market

There is industry consensus that aircraft deliveries in the large commercial transport market sector (aircraft with 100 or more seats) may reach its peak in 2009. However, there are conflicting industry opinions regarding the level of future deliveries, but we believe deliveries may be flat or decrease going forward. Another indicator of future OEM sales in this market is the order backlog at The Boeing Company and Airbus S.A.S. Despite a significant number of airplanes in the backlog, current year orders for new airplanes have decreased from the prior year and the availability of financing is uncertain due to the current state of the credit markets. Furthermore, the business jet OEM market significantly declined in 2009 and is expected to continue to decrease in the near future. This market has also been negatively impacted by the slowdown in economic growth, corporate profits, commodity prices and stock market returns across the world.

Defense

In recent years, defense spending has reached historic highs, due in part to the military engagements in Afghanistan and Iraq and the war on terrorism. Our military business fluctuates from year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. We anticipate that military related sales of our types of products will be flat in 2010 over the current high levels.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which often requires the judgment of management in the selection and application of certain accounting principles and methods. Management believes that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

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

Intangible Assets: Mergers and acquisitions have resulted in significant amounts of identifiable intangible assets and goodwill. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and are reviewed at least annually for impairment based on cash flow projections and fair value estimates. The determination of undiscounted cash flows is based on the Company’s strategic plans and long-range planning forecasts. The revenue growth rates included in the plans are based on industry and Company specific data. The profit margin assumptions included in the plans are projected based on the current cost structure and anticipated cost changes. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and the recognition of an impairment loss might be required. Intangible assets, such as goodwill, trademarks and trade names that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives.

GAAP requires that the annual, and any interim, impairment assessment be performed at the reporting unit level. The reporting unit level is the operating subsidiary level for the Company. Substantially all goodwill was determined and recognized for each operating subsidiary pursuant to the accounting for the merger or acquisition as of the date of each transaction, and therefore the allocation of goodwill among reporting units was immaterial for purposes of the impairment assessment. Certain of the acquisitions were or are being integrated into an existing operating subsidiary, and therefore any related goodwill is combined with goodwill of the operating subsidiary.

Stock Options and Deferred Compensation Plans: The Company accounts for the cost of its stock options in accordance with GAAP, which requires the measurement of compensation expense under the stock option plan to be based on the fair value of the awards under the plan on the grant dates and amortizes the expense over the options’ vesting periods. Compensation expense is recorded over the service period using the straight-line method for service-based awards and in the service period corresponding to the performance target for performance-based awards. In addition, the Company accounts for its deferred compensation plans by recording the cost of deferred compensation arrangements over the service period of the related employees in a systematic and rational manner.

Purchase accounting: Our mergers and acquisitions are accounted for using the purchase method. Accordingly, fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition. We generally use third-party appraisals to assist us in determining the fair value adjustments.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales, (amounts in thousands):

	Fiscal Years Ended
	2009	2009 % of Sales	2008	2008 % of Sales	2007	2007 % of Sales
Net sales	$761,552	100%	$713,711	100%	$592,798	100%
Cost of sales	332,206	44	327,780	46	283,766	48
Selling and administrative	80,018	10	74,650	10	62,890	11
Amortization of intangibles	13,928	2	12,002	2	12,304	2

Income from operations	335,400	44	299,279	42	233,838	39
Interest expense, net	84,398	11	92,677	13	91,767	15
Income tax provision	88,100	12	73,476	10	53,426	9

Net income	$162,902	21%	$133,126	19%	$88,645	15%

Fiscal year ended September 30, 2009 compared with fiscal year ended September 30, 2008

Net Sales. Net sales increased by $47.8 million, or 6.7%, to $761.5 million for fiscal year 2009 from $713.7 million for fiscal year 2008. Sales of $64.7 million resulted from the acquisitions of CEF and the Unison product line in fiscal 2008 as well as the recent acquisitions of Aircraft Parts Corporation, Acme and the Woodward HRT product line.

Sales declined excluding acquisitions by $16.9 million or 2.4% from the prior year. The organic sales decline was primarily due to: (i) a decrease of $30.4 million of commercial OEM sales resulting primarily from the impact of the significant decline in production rates in the business jet market resulting from the continued impact of global economic conditions negatively impacting the business jet market and a reduction in sales to The Boeing Company due to its employee strike, and (ii) a decrease of $20.1 million in commercial aftermarket sales due to the impact of the global economic downturn resulting in a decline in worldwide airline traffic and business jet activity. Partially offsetting the decline in organic commercial sales was an increase of $37.9 million in defense sales primarily due to increased demand for OEM and aftermarket spare parts and repairs across most of our product lines.

Cost of Sales. Cost of sales increased by $4.4 million, or 1.4%, to $332.2 million for fiscal year 2009 from $327.8 from fiscal year 2008. Cost of sales as a percentage of sales decreased to 43.6% for fiscal year 2009 from 45.9% for fiscal year 2008. The increase in cost of sales was primarily due to increased volume associated with the higher net sales of $47.8 million discussed above and higher acquisition-related costs of $3.4 million. The decrease in cost of sales as a percentage of sales was primarily due the strength of the Company’s proprietary products, productivity improvements from continued cost reduction efforts and favorable product mix partially offset by the dilutive impact from recent acquisitions and higher acquisition-related costs.

Selling and Administrative Expenses. Selling and administrative expenses increased by $5.4 million or 7.2%, to $80.0 million, 10.5% of net sales, for fiscal year 2009 from $74.6 million, or 10.5% of net sales, for fiscal year 2008. This increase was primarily due to the higher sales discussed above.

Amortization of Intangibles. Amortization of intangibles increased by $1.9 million to $13.9 million for fiscal year 2009 from $12.0 million for fiscal year 2008 primarily due to the recent acquisitions discussed above.

Income from Operations. Operating income increased by $36.1 million, or 12.1%, to $335.4 million for fiscal year 2009 from $299.3 million for fiscal year 2008, primarily due to higher sales and other factors described above.

Interest Expense-Net. Interest expense decreased $8.3 million, or 8.9%, to $84.4 million for fiscal year 2009 from $92.7 million for fiscal year 2008 primarily due to lower interest rates partially offset by a reduction in interest income of $4.5 million. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion during both fiscal 2009 and 2008 year while the average interest rate decreased to approximately 6.0% during fiscal 2009 from 6.9% for the comparable period last year (see “Liquidity and Capital Resources” below).

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 35.1% for fiscal year 2009 compared to 35.6% for fiscal year 2008. The lower effective tax rate was primarily due to an increase in the research and development tax credit.

Net Income. Net income increased $29.8 million, or 22.4%, to $162.9 million for fiscal year 2009 compared to $133.1 million for fiscal year 2008, primarily as a result of the factors referred to above.

Fiscal year ended September 30, 2008 compared with fiscal year ended September 30, 2007

Net Sales. Net sales increased by $120.9 million, or 20.4%, to $713.7 million for fiscal year 2008 from $592.8 million for fiscal year 2007. Sales growth excluding acquisitions was $51.9 million and represented an 8.8% increase over the prior year. The organic sales growth was primarily due to: (i) an increase of $24.5 million of military sales primarily resulting from increased demand for aftermarket spare parts across most of our product lines; (ii) an increase of $16.5 million of commercial OEM sales primarily resulting from an increase in production rates from The Boeing Company and Airbus S.A.S. and related OEM suppliers; and (iii) an increase of $10.2 million of commercial aftermarket sales despite being negatively impacted by an increase in the replacement time period for certain cockpit security components, as well as, modest system wide inventory fluctuations. The remaining $69.0 million increase in net sales resulted from the acquisition of of CEF in fiscal 2008 and the businesses of ATI and Bruce in fiscal 2007.

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

Interest Expense-Net. Interest expense increased $0.9 million, or 1.0%, to $92.7 million for fiscal year 2008 from $91.8 million for fiscal year 2007 due to an increase in our debt of approximately $430 million from the acquisition ATI in February 2007, partially offset by lower interest rates and higher interest income of $2.3 million. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion during fiscal 2008 compared to approximately $1.20 billion during the comparable period last year while the average interest rate decreased to approximately 6.9% during fiscal 2008 from 7.6% for the comparable period last year (see “Liquidity and Capital Resources” below).

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

Backlog

As of September 30, 2009, the Company estimated its sales order backlog at $402 million compared to an estimated sales order backlog of $418 million as of September 30, 2008. This decrease in backlog of $16 million is mainly due to lower commercial OEM and aftermarket demand including the impact of order cancellations and pushouts as well as significant reductions in business jet production rates. These declines were partially offset by the impact of the acquisitions of Aircraft Parts Corporation, Acme and the Woodward HRT product line. The majority of the purchase orders outstanding as of September 30, 2009 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2009 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Our direct sales to foreign customers were approximately $150.4 million, $144.3 million, and $143.0 million for fiscal years 2009, 2008, and 2007, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2009, 2008 and 2007 were not significant.

Liquidity and Capital Resources

Operating Activities. The Company generated $197.1 million of cash from operating activities during fiscal 2009 compared to $189.6 million generated during fiscal 2008. The increase of $7.5 million in fiscal 2009 is primarily due to an increase in net income of $29.8 million partially offset by the payout of the deferred compensation liability of $6.2 and the change in income taxes receivable (including the impact of the excess tax benefit from exercise of stock options) of $12.8 million.

The Company generated $189.6 million of cash from operating activities during fiscal 2008 compared to $112.4 million generated during fiscal 2008. The increase of $77.2 million in fiscal 2008 is primarily due to an increase in net income of $44.5 million and favorable changes in accounts receivable and inventory of approximately $31.0 million.

Investing Activities. Cash used in investing activities was $168.4 million during fiscal 2009 consisting of the acquisitions of the businesses of Aircraft Parts Corporation, Acme and Woodward HRT product lines for a total of $155.2 million and capital expenditures of $13.2 million.

Cash used in investing activities was $165.0 million during fiscal 2008 consisting of the acquisitions of the businesses of CEF and Unison for a total of $154.1 million and capital expenditures of $10.9 million.

Cash used in investing activities was $521.7 million during fiscal 2007 consisting of the acquisitions of the businesses of ATI, CDA, and Bruce for a total of $511.4 million and capital expenditures of $10.3 million.

Financing Activities. Cash provided by financing activities during fiscal 2009 was $2.4 million compared to cash provided by financing activities of $28.5 million in fiscal 2008. The cash provided by financing activities during fiscal 2009 related to the exercise of stock options of $17.6 million partially offset by the purchase of treasury stock for $15.2 million.

Cash provided by financing activities during fiscal 2008 of $28.5 million related to the exercise of stock options.

Cash provided by financing activities during fiscal 2007 of $454.0 million consisted of the proceeds received of $296.5 million, net of fees, from the issuance of additional 7 3/4% Senior Subordinated Notes and additional term loans of $125.4 million, net of fees, to finance the acquisition of ATI and $32.1 million related to the exercise of stock options.

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

In connection with the acquisition of ATI in February 2007, TransDigm Inc. entered into an amendment of the senior secured credit facility, which provided for, among other things, (i) an additional term loan of $130 million, (ii) a $50 million increase in the revolving credit facility (bringing the total available revolver to $200 million), and (iii) a $50 million increase in the uncommitted incremental loan facility to $300 million. At September 30, 2009, $198.0 million of the revolving credit facility was available.

The term loan facility will mature in June 2013 and is not subject to interim scheduled amortization, but is subject to certain prepayment requirements. Under the amended terms of the senior secured credit facility, commencing 90 days after the end of fiscal 2008 and each fiscal year thereafter, TransDigm Inc. is required to prepay outstanding term loans in a principal amount equal to 50% of Excess Cash Flow (as defined in the senior secured credit facility); provided that the amount of the prepayment will be reduced to 25% of Excess Cash Flow if the Consolidated Leverage Ratio at the end of the applicable fiscal year is less than 5.00 to 1.00, but greater than 4.50 to 1.00. TransDigm Inc. will not be required to prepay any of the term loans if the Consolidated Leverage Ratio as of the end of the applicable fiscal year is equal to or less than 4.50 to 1.00 or if the term loans achieve certain minimum credit ratings at the end of such fiscal year. “Excess Cash Flow” is a negotiated definition generally designed to capture the cash that was generated by our business in excess of cash used in the business. “Consolidated Leverage Ratio” means the ratio of consolidated total indebtedness to the aggregate amount of EBITDA As Defined, calculated on a pro forma basis. TransDigm’s Consolidated Leverage Ratio was approximately 3.5 to 1.00 at September 30, 2009, thus the Company was not obligated to make a prepayment of the term loans based upon the Excess Cash Flow provision.

In addition, subject to exceptions (including reinvestment in productive assets), TransDigm Inc. is required to offer to prepay the term loans with the net proceeds of certain asset sales. The revolving loan facility will mature and the commitments thereunder will terminate in June 2012.

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

TransDigm Inc. entered into a three year interest rate swap in June 2006 with Credit Suisse for an initial notional amount of $187 million at a fixed rate of 7.63%. The notional amount decreased to $150 million on September 23, 2008, and the swap agreement expired on June 23, 2009. TransDigm Inc. entered into an additional three year interest rate swap in January 2008 with Credit Suisse for the notional amount of $300 million at a fixed rate of 5.0% through March 2011.

In connection with the refinancing, TransDigm Inc. also issued $275 million aggregate principal amount of 7 3/4% Senior Subordinated Notes. As a result of the acquisition of ATI, TransDigm Inc. issued an additional $300 million aggregate principal amount of 7  3/4% Senior Subordinated Notes under the Indenture dated as of June 23, 2006.

Such notes do not require principal payments prior to their maturity in July 2014. The notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, by TD Group and all of our existing domestic subsidiaries.

Upon the closing of the ATI acquisition, the additional term loan of $130 million, together with the net proceeds from the $300 million from the additional 7 3/4% Senior Subordinated Notes and a portion of our cash balances, was drawn to fund the approximately $430 million purchase price of ATI.

New 7 3/4% Senior Subordinated Notes

In October 2009, TransDigm issued $425 million aggregate principal amount of New 7 3/4% Senior Subordinated Notes at an issue price of 97.125% of the principal amount thereof pursuant to the New Indenture dated October 6, 2009. The terms of the New 7 3/4 % Senior Subordinated Notes are substantially identical to the terms of the 7 3/4% Senior Subordinated Notes that were issued and sold by TransDigm in June 2006 and February 2007.

The proceeds from the issuance of the New 7 3/4% Senior Subordinated Notes, after the original issue discount, were used to make a cash distribution to TD Group, which paid a special cash dividend to its stockholders of approximately $375 million, made dividend equivalent payments to its holders of stock options of approximately $30 million and paid for transaction-related fees and expenses.

Certain Restrictive Covenants in Our Debt Documents

Both the senior secured credit facility and the Indentures contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, the revolving loan facility under the senior secured credit facility requires TransDigm Inc. to comply with a first lien leverage ratio. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the Indentures. If any such default occurs, the lenders under the senior secured credit facility and the holders of the 7 3/4% Senior Subordinated Notes or the New 7 3/4% Senior Subordinated Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the senior secured credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings In addition, following an event of default under the senior secured credit facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 7 3/4% Senior Subordinated Notes and the New 7 3/4% Senior Subordinated Notes.

Stock Repurchase Program

In October 2008 we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $50 million in the aggregate. During 2009, we repurchased under this program 494,100 shares of at an aggregate cost of approximately $15.2 million.

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2009 (in millions):

	2010	2011	2012	2013	2014	2015 and thereafter	Total
Senior Secured Credit Facility(1)	$—	$—	$—	$780.0	$—	$—	$780.0
7 3/4% Senior Subordinated Notes due 2014	—	—	—	—	575.0	—	575.0
Scheduled Interest Payments(2)	85.4	85.5	85.8	74.2	44.6	—	375.5
Operating Leases	3.7	3.3	2.9	2.0	1.7	0.5	14.1
Purchase Obligations	1.3	—	—	—	—	—	1.3

Total Contractual Cash Obligations	$90.4	$88.8	$88.7	$856.2	$621.3	$0.5	$1,745.9

(1)	The senior secured credit facility will mature on June 23, 2013 and will not be subject to interim scheduled amortization.
(2)	Assumes that the variable interest rate on our borrowings under our senior secured credit facility remains constant at 5.2%.

In addition to the contractual obligations set forth above, the Company issued $425 of New 7 3/4% Senior Subordinated Notes due 2014. The annual scheduled interest payments under the New 7 3/4% Senior Subordinated Notes will be approximately $33 million. Also, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $13.2 million, $10.9 million, and $10.3 million during fiscal 2009, 2008, and fiscal 2007, respectively. The Company expects its capital expenditures in fiscal 2010 to be between $15 million and $20 million and such expenditures are projected to increase moderately thereafter.

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

If the Company has excess cash, it may consider methods by which it can provide cash to its debt or equity holders through a dividend, prepayment of indebtedness, repurchase of stock, or other means. In October 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million, in the aggregate, of the Company’s common stock. During fiscal 2009, the Company repurchased a total of 494,100 shares at an aggregate cost of $15.2 million. Whether the Company undertakes additional stock repurchases or other aforementioned activities will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.

The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and anticipated cost savings and operating improvements and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2010. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to the Company under the senior secured credit facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

New Accounting Standards

New Accounting Standards Adopted in Fiscal 2009

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codifying GAAP. While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009. The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting and disclosures for events that occur after the balance sheet date, but before financial statements are issued. Application of this authoritative guidance was required for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of this guidance during fiscal 2009 resulted in additional disclosures. See Note 21 to the Consolidated Financial Statements.

In September 2006, the FASB issued authoritative guidance that defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and also expands disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of this guidance for financial assets and liabilities effective October 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 17 to the Consolidated Financial Statements.

In addition, at various dates the FASB has issued authoritative guidance requiring additional disclosures about the fair value of financial instruments and derivatives and hedging activities that were effective for the Company during fiscal 2009. The Company’s adoption of this guidance resulted in additional disclosures. See Notes 17 and 18 to the Consolidated Financial Statements.

New Accounting Standards Not Yet Adopted

In December 2007, the FASB issued authoritative guidance requiring assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. This guidance also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This authoritative guidance is effective for fiscal years beginning after December 15, 2008 and is therefore applicable to the Company effective October 1, 2009. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations subsequent to the effective date and, therefore, the impact of this guidance cannot be determined prior to the completion of any applicable business combination transactions.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since TD Group has no operations or significant assets separate from its investment in TransDigm Inc. and since the 7 3/4% Senior Subordinated Notes and the New 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. As of September 30, 2009, two subsidiaries of TransDigm that are not obligated to guarantee the 7 3/4% Senior Subordinated Notes and the New 7 3/4% Senior Subordinated Notes are wholly-owned, foreign subsidiaries that have inconsequential assets, liabilities and equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2009, we had borrowings under our senior secured credit facility of $780 million that were subject to interest rate risk. Borrowings under our senior secured credit facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our senior secured credit facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our senior secured credit facility by approximately $7.8 million based on the amount of outstanding borrowings at September 30, 2009. The weighted average interest rate on the $780 million of borrowings under our senior secured credit facility on September 30, 2009 was 2.3%.

At September 30, 2009, we had an agreement in place to swap variable interest rates on our senior secured credit facility for fixed interest rates through March 23, 2011 for the notional amount of $300 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At September 30, 2009, the fair value of the interest rate swap agreement was a liability of $7.8 million.

The fair value of the $780 million aggregate principal amount of borrowings under the senior secured credit facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $749 million at September 30, 2009 based upon information provided to the Company from its agent under the credit facility. The fair value of the $575 million aggregate principal amount of our 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $571 million at September 30, 2009 based upon quoted market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-35 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2009, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange

Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of internal control over financial reporting of the Company as of September 30, 2009. This report is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TransDigm Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009 and our report dated November 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 24, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding TD Group’s directors is set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	57	Chief Executive Officer and Chairman of the Board of Directors
Robert S. Henderson	53	Executive Vice President of TD Group
Bernt G. Iversen II	52	President, Champion Aerospace LLC, a wholly-owned subsidiary of TransDigm Inc.
Raymond F. Laubenthal	48	President and Chief Operating Officer of TD Group and TransDigm Inc.
James Riley	43	Executive Vice President of TD Group
John F. Leary	62	President, Adams Rite Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc.
Roger V. Jones	50	President, AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc.
Albert J. Rodriguez	49	Executive Vice President-Mergers and Acquisitions
Gregory Rufus	53	Executive Vice President, Chief Financial Officer and Secretary

TD Group historically had no employees and the officers of TD Group were the Chief Executive Officer, Chief Financial Officer and Secretary of TransDigm Inc. In December 2005, in contemplation of the initial public offering, certain officers of TD Group’s subsidiaries were appointed as officers of TD Group, as set forth below.

Mr. Howley was named Chairman of the Board of Directors of TD Group in July 2003. He has served as Chief Executive Officer of TD Group since December 2005 and of TransDigm Inc. since December 2001. Mr. Howley was President of TD Group from July 2003 until December 2005. Mr. Howley served as Chief Operating Officer of TransDigm Inc. from December 1998 through December 2001 and served as President of TransDigm Inc. from December 1998 through September 2005. Mr. Howley is a director of Satair A/S, a Danish public company that is an aerospace distributor, including a distributor of the Company’s products, and Polypore International Inc., a NYSE-listed manufacturer of polymer-based membranes used in separation and filtration processes.

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

Mr. Laubenthal was appointed President and Chief Operating Officer of TD Group in December 2005, President and Chief Operating Officer of TransDigm Inc. in October 2005 and was President of AeroControlex Group, then operated as a division of TransDigm Inc., from November 1998 through September 2005.

Mr. Riley was appointed Executive Vice President of TD Group in October 2009. From October 2005 through September 2009, Mr. Riley was President of AeroControlex Group Inc., a subsidiary of TransDigm Inc. From October 2003 through September 2005, he served as Director of Mergers & Acquisitions for TransDigm Inc. From February 1994 through September 2003, Mr. Riley served AeroControlex Group in various manufacturing, sales and management positions.

Mr. Leary has been President of Adams Rite Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc., since June 1999.

Mr. Jones was appointed President of AeroControlex Group Inc., a subsidiary of TransDigm Inc., in October 2009. Since September 1994, Mr. Jones has served in a variety of positions at AeroControlex including Project Engineer, Engineering Group Leader, Chief Engineer, Director of Engineering, Director of Quality, and Director of Sales and Marketing.

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

Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,260,781	(2)	$18.29	1,354,128
Equity compensation plans not approved by security holders(3)	108,096		$6.68	N/A

Total	6,368,877			1,354,128

(1)	Includes information related to the 2003 stock option plan and the 2006 stock incentive plan, each as described below.
(2)	Does not include 1,050 shares of restricted stock, which are subject to forfeiture, as these shares have been reflected in the Company’s total shares outstanding.
(3)	Options issued outside of the 2003 stock option plan and the 2006 stock incentive plan.

2003 Stock Option Plan

In connection with the acquisition of the Company by Warburg Pincus in 2003, TD Group adopted a stock option plan for the benefit of our employees. The stock option plan has been amended and restated on several occasions, most recently effective as of July 18, 2008 and we refer to such stock option plan as it is currently in effect as the 2003 stock option plan.

Upon the closing of the acquisition of the Company by Warburg Pincus, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holding Company with an aggregate intrinsic value of approximately $35.7 million into a combination of options to purchase shares of common stock of TD Group, or rollover options, and interests in the two deferred compensation plans which have since been terminated. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of TD Group common stock, which gives effect to the 149.60 for 1.00 stock split that we effected on March 14, 2006 in connection with our initial public offering. All rollover options granted in connection with the closing of the acquisition were fully vested on the date of grant. As of September 30, 2009, there were rollover options to purchase 174,795 shares of TD Group common stock issued and outstanding (after giving effect to the stock split).

In addition to the shares of TD Group common stock reserved for issuance upon exercise of rollover options, under the terms of the 2003 stock option plan, an aggregate of 5,469,301 shares of TD Group common stock are reserved for issuance upon exercise of new management options (after giving effect to the stock split). As of September 30, 2009, there were new management options to purchase 3,262,586 shares of TD Group common stock issued and outstanding (after giving effect to the stock split). As of September 30, 2009, there were 76,857 shares available for issuance under options not yet granted.

2006 Stock Incentive Plan

Prior to the consummation of the initial public offering, TD Group adopted a new stock incentive plan, which was amended on October 20, 2006 and effective July 29, 2008, designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders of TD Group by closely aligning the interests of these individuals with those of our stockholders. The 2006 stock incentive plan permits TD Group to award our key employees, directors or consultants stock options, restricted stock and other stock-based incentives. The total number of shares of TD Group common stock available for issuance or delivery under the 2006 stock incentive plan is 1,277,271, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. As of September 30, 2009, there were 4,067 restricted shares issued and outstanding under the 2006 stock incentive plan. As of September 30, 2009, options to purchase 2,823,400 shares had been issued thereunder.

In connection with the acquisition of the Company by Warburg Pincus, the Company issued 132,096 options to Michael Graff, a director of the Company. Because Mr. Graff was not an employee of the Company and because participation in the 2003 Stock Option Plan was limited to employees, the options were issued outside of the 2003 Stock Option Plan. All of the options awarded to Mr. Graff are vested. As of September 30, 2009, 108,096 options remained outstanding and exercisable.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed with Report

(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.1	Agreement and Plan of Merger, dated January 9, 2007, among TransDigm Inc., Project Coffee Acquisition Co. and Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed January 10, 2007 (File No. 001-32833)

3.1	Amended and Restated Certificate of Incorporation, filed March 14, 2006, of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.2	Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.6	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.7	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.8	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.9	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

3.10	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.11	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.12	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.13	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.14	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.15	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.16	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.17	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.18	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.19	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.20	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)

3.21	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.22	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.23	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.24	Operating Agreement of CDA InterCorp LLC.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.25	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.26	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.27	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.28	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.29	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.30	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.31	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.32	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.33	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.34	Bylaws of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.35	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.36	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.37	Certificate of Incorporation, filed May 17, 2006, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.38	Certificate of Amendment of Certificate of Incorporation, filed January 19, 2007, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.39	Bylaws of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.40	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.41	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.42	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.43	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.44	Articles of Incorporation, filed February 6, 2006 of Bruce Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.45	Bylaws of Bruce Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.46	Certificate of Formation, filed September 30, 2009, of CEF Industries, LLC	Filed herewith

3.47	Limited Liability Company Agreement of CEF Industries, LLC	Filed herewith

3.48	Certificate of Incorporation, filed September 20, 1960, of Aircraft Parts Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 4, 2009 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.49	Bylaws of Aircraft Parts Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 4, 2009 (File No. 001-32833)

3.50	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.51	Bylaws of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)

4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

4.2	Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

4.3	First Supplemental Indenture, dated November 2, 2006, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

4.4	Second Supplemental Indenture, dated February 7, 2007, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

4.5	Third Supplemental Indenture, dated June 29, 2007, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

4.6	Fourth Supplemental Indenture, dated August 10, 2007, to Indenture, dated June 23, 2006, among TransDigm, Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form 8-K filed August 16, 2007 (File No.001-32833)

4.7	Fifth Supplemental Indenture, dated May 7, 2008, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.8	Sixth Supplemental Indenture, dated December 16, 2008, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 18, 2008 (File No. 001-32833)

4.9	Seventh Supplemental Indenture, dated July 27, 2009, to Indenture dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 29, 2009 (File No. 001-32833)

4.10	Indenture, dated as of October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

4.11	Registration Rights Agreement, dated October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse Securities (USA) LLC, as representative for the several initial purchasers	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

4.12	Form 7 3/4% Senior Subordinated Notes due 2014	Included in Exhibit 4.2

10.1	Amended and Restated Employment Agreement, dated June 3, 2008, between W. Nicholas Howley and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2008 (File No. 001-32833)

10.2	Amended and Restated Employment Agreement, dated October 29, 2008, between Raymond Laubenthal and TransDigm Group Incorporated *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 30, 2008 (File No. 333-130483)

10.3	Amended and Restated Employment Agreement, dated October 29, 2008, between Gregory Rufus and TransDigm Group Incorporated *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 30, 2008 (File No. 333-130483)

10.4	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan *	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.5	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.6	Letter, dated February 24, 2006, from David Barr, Member of the Compensation Committee of the Board of Directors of TransDigm Group Incorporated, to W. Nicholas Howley, Chief Executive Officer of TransDigm Group Incorporated *	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.7	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 7, 2008 (File No. 001-32833)

10.8	Amendment No. 3 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)

10.9	TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

10.10	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.11	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to Schedule 14A filed June 6, 2008 (File No. 001-32833)

10.12	Amended and Restated TD Holding Corporation Dividend Equivalent Plan *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.13	Second Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)

10.14	Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

10.15	Amended and Restated TransDigm Inc. Executive Retirement Savings Plan *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.16	TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2008 (File No. 333-130483)

10.17	Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)

10.18	Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.19	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the rollover options granted to such executive *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.20	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the time vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO) *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.21	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the performance vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO) *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.22	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the time vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO) *	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

10.23	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the performance vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO) *	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

10.24	Form of Option Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File no. 333-130483)

10.25	Form of Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 21, 2008 (File No. 333-130483)

10.26	Form of Restricted Stock Award Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 8, 2007 (File No. 001-32833)

10.27	Amended and Restated Stock Option Agreement dated June 2004 between TransDigm Group Incorporated and Michael Graff	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

10.28	First Amendment to Amended and Restated Stock Option Agreement dated October 5, 2009 between TransDigm Group Incorporated and Michael Graff	Filed with Exhibit 10.27

10.29	Tax Sharing Agreement, dated July 22, 2003, among TD Holding Corporation, TransDigm Holding Company, TransDigm Inc. and such direct and indirect subsidiaries of TD Holding Corporation that are listed on Exhibit A thereto	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed October 30, 2003 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.30	Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electrical Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed on June 28, 2006 (File No. 001-32833)

10.31	Amendment No. 1. Consent and Agreement, dated January 25, 2007, to the Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electric Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed February 13, 2007 (File No. 333-130483)

10.32	Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

10.33	Supplement No. 1, dated November 2, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

10.34	Supplement No. 2, dated February 7, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.35	Supplement No. 3, dated June 29, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

10.36	Supplement No. 4, dated September 10, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 11, 2007 (File No. 001-32833)

10.37	Supplement No. 5 dated May 7, 2008, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

10.38	Supplement No. 6 dated December 16, 2008, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 18, 2008 (File No. 001-32833)

10.39	Supplement No. 7 dated July 27, 2009, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 29, 2009 (File No. 001-32833)

10.40	Joinder Agreement, dated November 2, 2006, between CDA InterCorp and Credit Suisse, as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

10.41	Joinder Agreement, dated February 7, 2007, among Aviation Technologies, Inc., Avtech Corporation, Transicoil Corp., West Coast Specialties, Inc., Malaysian Aerospace Services, Inc. and Credit Suisse as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

10.42	Joinder Agreement dated June 29, 2007, between AeroControlex Group, Inc. and Credit Suisse, as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

10.43	Joinder Agreement dated September 10, 2007, between Bruce Aerospace Inc. and Bruce Industries, Inc. and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 11, 2007 (File No. 001-32833)

10.44	Joinder Agreement dated May 7, 2008, between CEF Industries, Inc., and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.45	Joinder Agreement dated December 16, 2008, between Aircraft Parts Corporation and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 18, 2008 (File No. 001-32833)

10.46	Joinder Agreement dated July 27, 2009, between Acme Aerospace, Inc., and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 29, 2009 (File No. 001-32833)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of TransDigm Group Incorporated	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cleveland, State of Ohio, on November 24, 2009.

TRANSDIGM GROUP INCORPORATED

By:	/s/ GREGORY RUFUS
Name:	Gregory Rufus
Title:	Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. NICHOLAS HOWLEY W. Nicholas Howley	Chairman of Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 24, 2009

/s/ GREGORY RUFUS Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 24, 2009

/s/ SEAN P. HENNESSY Sean P. Hennessy	Director	November 24, 2009

/s/ DAVID BARR David Barr	Director	November 24, 2009

/s/ DOUGLAS PEACOCK Douglas Peacock	Director	November 24, 2009

/s/ MICHAEL GRAFF Michael Graff	Director	November 24, 2009

/s/ DUDLEY SHEFFLER Dudley Sheffler	Director	November 24, 2009

/s/ MERVIN DUNN Mervin Dunn	Director	November 24, 2009

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED SEPTEMBER 30, 2009

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRANSDIGM GROUP INCORPORATED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated and subsidiaries at September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 24, 2009

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND 2008

(Amounts in thousands, except share amounts)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190,167	$159,062
Trade accounts receivable—Net	106,446	96,196
Inventories	167,766	144,114
Deferred income taxes	18,700	19,902
Prepaid expenses and other	11,675	4,160

Total current assets	494,754	423,434
PROPERTY, PLANT AND EQUIPMENT—Net	96,751	96,241
GOODWILL	1,462,310	1,354,774
TRADEMARKS AND TRADE NAMES	176,156	167,626
OTHER INTANGIBLE ASSETS—Net	196,765	188,568
DEBT ISSUE COSTS—Net	24,089	19,309
OTHER	3,615	5,869

TOTAL ASSETS	$2,454,440	$2,255,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,680	$25,140
Accrued liabilities	55,072	63,362

Total current liabilities	99,752	88,502
LONG-TERM DEBT	1,356,761	1,357,230
DEFERRED INCOME TAXES	162,745	151,672
OTHER NON-CURRENT LIABILITIES	16,020	4,517

Total liabilities	1,635,278	1,601,921

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 49,448,028 and 48,600,848 at September 30, 2009 and 2008, respectively	494	486
Additional paid-in capital	388,772	365,224
Retained earnings	450,647	287,745
Accumulated other comprehensive income/(loss)	(5,509)	445
Treasury stock, at cost; 494,100 and 0 shares at September 30, 2009 and September 30, 2008, respectively	(15,242)	—

Total stockholders’ equity	819,162	653,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,454,440	$2,255,821

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Fiscal Years Ended
	2009	2008	2007
NET SALES	$761,552	$713,711	$592,798
COST OF SALES	332,206	327,780	283,766

GROSS PROFIT	429,346	385,931	309,032
OPERATING EXPENSES:
Selling and administrative	80,018	74,650	62,890
Amortization of intangibles	13,928	12,002	12,304

Total operating expenses	93,946	86,652	75,194

INCOME FROM OPERATIONS	335,400	299,279	233,838
INTEREST EXPENSE—Net	84,398	92,677	91,767

INCOME BEFORE INCOME TAXES	251,002	206,602	142,071
INCOME TAX PROVISION	88,100	73,476	53,426

NET INCOME	$162,902	$133,126	$88,645

Net earnings per share:
Basic	$3.36	$2.78	$1.94
Diluted	$3.23	$2.65	$1.83

Weighted-average shares outstanding:
Basic	48,481	47,856	45,630
Diluted	50,459	50,202	48,542

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Common Stock				Accumulated Other Comprehensive Income/ (Loss)	Treasury Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Earnings		Number of Shares	Value	Total
BALANCE—October 1, 2006	44,664,020	$446	$296,757	$67,667	$(1,829)	—	$—	$363,041
Compensation expense recognized for employee stock options	—	—	3,455	—	—	—	—	3,455
Excess tax benefit from exercise of stock options	—	—	23,627	—	—	—	—	23,627
Exercise of employee stock options	2,369,802	24	8,450	—	—	—	—	8,474
Restricted stock compensation	—	—	32	—	—	—	—	32
Common stock issued	8,152	—	201	—	—	—	—	201
Comprehensive income:
Net income	—	—	—	88,645	—	—	—	88,645
Interest rate swap	—	—	—	—	(14)	—	—	(14)
Other comprehensive income	—	—	—	—	90	—	—	90

Comprehensive income								88,721

BALANCE—September 30, 2007	47,041,974	470	332,522	156,312	(1,753)	—	—	$487,551
Cumulative effect adjustment				(1,693)				(1,693)
Compensation expense recognized for employee stock options	—	—	4,002	—	—	—	—	4,002
Excess tax benefit from exercise of stock options	—	—	18,756	—	—	—	—	18,756
Exercise of employee stock options	1,553,509	16	9,753	—	—	—	—	9,769
Restricted stock compensation	—	—	33	—	—	—	—	33
Common stock issued	5,365	—	158	—	—	—	—	158
Comprehensive income:
Net income	—	—	—	133,126	—	—	—	133,126
Interest rate swap	—	—	—	—	2,202	—	—	2,202
Other comprehensive income	—	—	—	—	(4)	—	—	(4)

Comprehensive income								135,324

BALANCE—September 30, 2008	48,600,848	486	365,224	287,745	445	—	—	$653,900
Treasury stock purchased	—	—	—	—	—	(494,100)	(15,242)	(15,242)
Compensation expense recognized for employee stock options	—	—	5,782	—	—	—	—	5,782
Excess tax benefit from exercise of stock options	—	—	9,278	—	—	—	—	9,278
Exercise of employee stock options	842,750	8	8,337	—	—	—	—	8,345
Restricted stock compensation	—	—	31	—	—	—	—	31
Common stock issued	4,430	—	120	—	—	—	—	120
Comprehensive income:
Net income	—	—	—	162,902	—	—	—	162,902
Interest rate swap	—	—	—	—	(5,306)	—	—	(5,306)
Other comprehensive loss	—	—	—	—	(648)	—	—	(648)

Comprehensive income								156,948

BALANCE—September 30, 2009	49,448,028	$494	$388,772	$450,647	$(5,509)	(494,100)	$(15,242)	$819,162

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Years Ended September 30,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$162,902	$133,126	$88,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,593	13,252	11,648
Amortization of intangibles	13,928	12,002	12,304
Amortization/write-off of debt issue costs	3,251	3,097	3,147
Non-cash equity compensation	5,813	4,035	3,487
Excess tax benefit from exercise of stock options	(9,278)	(18,756)	(23,627)
Deferred income taxes	8,800	7,335	6,230
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(346)	7,103	(17,401)
Inventories	(4,518)	878	(5,624)
Income taxes receivable	3,933	25,815	28,607
Other assets	(2,335)	431	(2,564)
Accounts payable	8,808	(333)	1,642
Accrued and other liabilities	(7,439)	1,650	5,942

Net cash provided by operating activities	197,112	189,635	112,436

INVESTING ACTIVITIES:
Capital expenditures	(13,155)	(10,884)	(10,258)
Acquisition of businesses	(155,233)	(154,160)	(511,407)

Net cash used in investing activities	(168,388)	(165,044)	(521,665)

FINANCING ACTIVITIES:
Excess tax benefit from exercise of stock options	9,278	18,756	23,627
Proceeds from exercise of stock options	8,345	9,769	8,450
Treasury stock purchased	(15,242)	—	—
Borrowings under Senior Secured Credit Facility—net of fees	—	—	125,423
Proceeds from 7 3/4% Senior Subordinated Notes—net of fees	—	—	296,458

Net cash provided by (used in) financing activities	2,381	28,525	453,958

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,105	53,116	44,729
CASH AND CASH EQUIVALENTS—Beginning of period	159,062	105,946	61,217

CASH AND CASH EQUIVALENTS—End of period	$190,167	$159,062	$105,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$82,247	$95,099	$90,693

Net cash paid during the period for income taxes	$75,306	$39,918	$18,592

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Description of the Business—TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries, AeroControlex Group, Inc., MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace LLC, Avionic Instruments LLC, Skurka Aerospace Inc., CDA InterCorp LLC, Avtech Corporation, Transicoil LLC, Transicoil (Malaysia) Sendirian Berhad, Bruce Aerospace, Inc., CEF Industries LLC, Aircraft Parts Corporation and Acme Aerospace, Inc. (collectively, with TD Group, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc. TD Group’s common stock is listed on The New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”

Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and components, gear pumps, specialized valves, engineered connectors, power conditioning devices, specialized fluorescent lighting, specialized AC/DC electric motors, aircraft audio systems, engineered latches and cockpit security devices, lavatory hardware and components, hold open rods and locking devices, specialized cockpit displays, elastomers, NiCad batteries/chargers and starter generators and related components.

Separate Financial Statements—Separate financial statements of TransDigm Inc. are not presented since the 7 3/4% senior subordinated notes (“the 7 3/4% Senior Subordinated Notes”) are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing domestic subsidiaries of TransDigm Inc. and since TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

2.	ACQUISITIONS

Woodward HRT Product Line—On August 10, 2009, TransDigm Inc., through its AeroControlex Group Inc. subsidiary, acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company (“Woodward HRT product line”) for approximately $48 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. The product line comprises a range of highly engineered fuel and pneumatic valves and surge suppressors, the majority of which are used on military rotary and fixed wing aircraft, all of which fit well with TransDigm’s overall business direction. Woodward Governor recently acquired this business as part of its acquisition of HR Textron, Inc. The Company expects that the $25 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Acme Aerospace—On July 24, 2009, TransDigm Inc. acquired all of the outstanding capital stock of Acme Aerospace, Inc. (“Acme”) for approximately $40.7 million in cash, which includes a purchase price adjustment of $0.2 million paid in October 2009. Acme is a designer and manufacturer of proprietary, highly engineered components to the commercial aerospace industry, comprising primarily fibrous nickel cadmium main ship batteries, battery chargers, battery back-up systems and power conversion equipment. These products fit well with TransDigm’s overall business direction. The Company expects that the $31 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Aircraft Parts Corporation—On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $66.9 million in cash, net of a purchase price adjustment of $0.7 million received in November 2009. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction. The Company expects that the $50 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Unison Product Line—On September 26, 2008, TransDigm Inc., through its wholly-owned Champion Aerospace, LLC subsidiary, acquired certain assets related to the magneto and harness product line business of Unison Industries, LLC (“Unison product line”) for approximately $68.3 million in cash, net of a purchase price adjustment of $1.1 million received in November 2008. The acquired product line includes the highly engineered SLICKTM magnetos, harnesses and components, which are used on substantially all of the world’s general aviation piston aircraft. These products fit well with Champion’s existing product offerings and TransDigm’s overall business direction. The Company expects that the $60 million of goodwill recognized for the acquisition will be deductible for tax purposes.

CEF—On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc. (“CEF”) for approximately $84.5 million in cash, net of a purchase price adjustment of $0.5 million received in January 2009. CEF is a designer and manufacturer of specialized and highly engineered actuators, compressors, pumps and related components primarily for the military aerospace market, all of which fit well with TransDigm’s overall business direction. The Company expects that the $52 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Bruce—On August 10, 2007, TransDigm Inc., through a newly formed subsidiary, Bruce Aerospace Inc. (“Bruce”), acquired certain assets and assumed certain liabilities of Bruce Industries for approximately $35.5 million in cash, net of a purchase price adjustment of $0.2 million received in February 2008. Additionally, in accordance with the purchase agreement, the Company recorded a contingent liability based upon the earnings before income taxes, depreciation and amortization related to the sale of certain part numbers for a period of three years following the closing. Bruce designs and manufactures specialized fluorescent lighting used in the aircraft industry. The proprietary nature, established positions, and aftermarket content fit well with TransDigm’s overall business direction. The Company expects that the $24 million of goodwill recognized for the acquisition will be deductible for tax purposes.

ATI—On February 7, 2007, TransDigm Inc. acquired all of the outstanding capital stock of Aviation Technologies, Inc. (“ATI”) for approximately $430 million in cash. ATI consists of two primary operating units that service the commercial and military aerospace markets—Avtech Corporation (“Avtech”) and Transicoil LLC (which, together with Transicoil (Malaysia) Sendirian Berhad, is referred to as “ADS/Transicoil”). Avtech is a supplier of flight deck and passenger audio systems, cabin lighting, and power control products and related components. ADS/Transicoil is a supplier of displays, clocks, brushless motors and related components and instruments. Through Avtech and ADS/Transicoil, ATI manufactures proprietary products for the aerospace industry with broad platform positions and high aftermarket content, all of which fit well with TransDigm’s overall direction. Substantially all of the goodwill of $308 million recognized in accounting for the acquisition will not be deductible for tax purposes.

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

CDA—On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp (“CDA”) for $45.7 million in cash, which includes a purchase price adjustment of $0.3 million paid in March 2007. CDA designs and manufactures specialized controllable drive actuators, motors, transducers, and gearing. The products are consistent with TransDigm’s recent acquisition of similar product lines. Goodwill of $34 million recognized in accounting for the acquisition is not deductible for tax purposes.

The Company accounted for the acquisitions of the businesses of the Woodward HRT product line, Acme, APC, the Unison product line, CEF, Bruce, ATI and CDA (collectively, the “Acquisitions”) as purchases and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of APC, Acme and the Woodward HRT product line; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, had the Acquisitions occurred at the beginning of the applicable fiscal year ended September 30, 2009 or 2008, are not significant and, accordingly, are not provided.

The Acquisitions strengthen and expand the Company’s position to design, produce and supply highly-engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies. The purchase price paid for each acquisition reflects the current earnings before interest, taxes, depreciation and amortization (EBITDA) and cash flows, as well as, the future EBITDA and cash flows expected to be generated by the business, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 30 years.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation—The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of TD Group and subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Research and Development Costs—The Company expenses research and development costs as incurred. The expense recognized for research and development costs for the years ended September 30, 2009, 2008 and 2007 was approximately $12.6 million, $13.2 million, and $9.6 million, respectively.

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

Inventories—Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 9% of the inventory was valued under the

LIFO method at September 30, 2009. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: land improvements from 10 to 20 years, buildings and improvements from 5 to 30 years, machinery and equipment from 2 to 10 years and furniture and fixtures from 3 to 10 years.

The Company assesses the potential impairment of its property by determining whether the carrying value of the property can be recovered through projected, undiscounted cash flows from future operations over the property’s remaining estimated useful life. Any impairment recognized is the amount by which the carrying amount exceeds the fair value of the asset.

Debt Issue Costs, Premiums and Discounts—The cost of obtaining financing as well as premiums and discounts are amortized using the effective interest method over the terms of the respective obligations/securities.

Intangible Assets—Intangible assets consist of identifiable intangibles acquired or recognized in accounting for the acquisitions (trademarks, trade names, technology, order backlog and a license agreement) and goodwill. Goodwill and intangible assets that have indefinite useful lives are subject to annual impairment testing. The Company’s annual impairment test is performed as of its fiscal year end. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques.

GAAP requires that the annual, and any interim, impairment assessment be performed at the reporting unit level. The reporting unit level is the operating subsidiary level for the Company. Substantially all goodwill was determined and recognized for each operating subsidiary pursuant to the accounting for the merger or acquisition as of the date of each transaction, and therefore the allocation of goodwill among reporting units was immaterial for purposes of the impairment assessment. Certain of the acquisitions were or are being integrated into an existing operating subsidiary, and therefore any related goodwill is combined with goodwill of the operating subsidiary.

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

The Company assesses the recoverability of its amortizable intangible assets by determining whether the amortization over their remaining lives can be recovered through projected, undiscounted cash flows from future operations.

Stock Option and Deferred Compensation Plans—The Company records stock-based compensation measured using the fair value method of accounting. Compensation expense is recorded over the service period using the straight-line method for service-based awards and in the service period corresponding to the performance target for performance-based awards. Beginning in fiscal 2009, stock-based compensation expense was adjusted for projected forfeitures based on historical experience.

The Company accounts for its deferred compensation plans by recording the cost of deferred compensation arrangements over the service period of the related employees in a systematic and rational manner.

Income Taxes—The Company accounts for income taxes using an asset and liability approach. Deferred taxes are recorded for the difference between the book and tax basis of various assets and liabilities. A valuation allowance is provided when it is more likely than not that some or all of a deferred tax asset will not be realized.

On October 1, 2007, the Company adopted authoritative guidance establishing the minimum accounting and disclosure requirements of uncertain tax positions. The Company recognized a cumulative effect adjustment of $1.7 million, increasing its liability for unrecognized tax benefits, interest, and penalties and reducing the October 1, 2007 balance of retained earnings.

Contingencies—During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows. The Company believes that its potential exposure to such legal actions is adequately covered by its aviation product and general liability insurance.

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

Comprehensive Income (Loss)—The term “comprehensive income (loss)” represents the change in stockholders’ equity from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s accumulated other comprehensive income or loss, consisting principally of its interest rate swaps, is reported separately in the accompanying consolidated statements of changes in stockholders’ equity, net of taxes of $3.4 million, ($0.1) million, and $1.1 million as of September 30, 2009, 2008 and 2007, respectively. See Note 19 to the Consolidated Financial Statements.

Segment Reporting—Management evaluates the Company as one reporting segment in the aerospace industry. The Company is engaged in the design, manufacture and sale of highly engineered aircraft components used in aerospace and defense applications through its wholly-owned subsidiaries. Substantially all of the Company’s operations are located within the United States.

Earnings per Share—Basic earnings per share information is determined using the weighted-average number of common shares outstanding during the period. Diluted earnings per share information includes the additional effect of potentially dilutive securities, which comprise stock options outstanding during the period. The dilutive effect of stock options is calculated using the treasury stock method.

Reclassifications—Certain prior year amounts have been reclassified within current liabilities to conform to the current year presentation. The changes were made for disclosure purposes only and did not have an impact on the Consolidated Financial Statements.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted in Fiscal 2009

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codifying GAAP. While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009. The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting and disclosures for events that occur after the balance sheet date, but before financial statements are issued.

Application of this authoritative guidance was required for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of this guidance during fiscal 2009 resulted in additional disclosures. See Note 21.

In September 2006, the FASB issued authoritative guidance that defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and also expands disclosures about fair value measurements. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of this guidance for financial assets and liabilities effective October 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 17.

In addition, at various dates the FASB has issued authoritative guidance requiring additional disclosures about the fair value of financial instruments and derivatives and hedging activities that were effective for the Company during fiscal 2009. The Company’s adoption of this guidance resulted in additional disclosures. See Notes 17 and 18.

New Accounting Standards Not Yet Adopted

In December 2007, the FASB issued authoritative guidance requiring assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. This guidance also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This authoritative guidance is effective for fiscal years beginning after December 15, 2008 and is therefore applicable to the Company effective October 1, 2009. The implementation of this guidance will affect the Company’s results of operations and financial position after its effective date only to the extent it completes applicable business combinations subsequent to the effective date and, therefore, the impact of this guidance cannot be determined prior to the completion of any applicable business combination transactions.

5.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2009	2008	2007
Basic Earnings Per Share Computation:
Net Income	$162,902	$133,126	$88,645

Weighted-average common shares outstanding	48,481	47,856	45,630

Basic earnings per share	$3.36	$2.78	$1.94

Diluted Earnings Per Share Computation:
Net Income	$162,902	$133,126	$88,645

Weighted-average common shares outstanding	48,481	47,856	45,630
Effect of dilutive options outstanding	1,978	2,346	2,912

Total weighted-average shares outstanding	50,459	50,202	48,542

Diluted earnings per share	$3.23	$2.65	$1.83

There were approximately 0.1 million stock options outstanding at September 30, 2009 and 2008 excluded from the diluted earnings per share computation due to the anti-dilutive effect of such options.

6.	SALES AND TRADE ACCOUNTS RECEIVABLE

Sales—The Company’s sales and receivables are concentrated in the aerospace industry. TransDigm’s customers include: distributors of aerospace components; commercial airlines, large commercial transport and regional and business aircraft OEMs; various armed forces of the United States and friendly foreign governments; defense OEMs; system suppliers; and various other industrial customers.

Information concerning the Company’s net sales by its major product offerings is as follows for the periods indicated below (in thousands):

	Years Ended September 30,
	2009	2008	2007
Mechanical/electro-mechanical actuators and controls	$123,193	$101,381	$73,940
Ignition systems and components	96,758	82,146	78,676
Gear pumps	71,645	66,065	63,275
Power conditioning devices	57,957	50,734	42,048
Specialized valves	55,357	53,251	47,434
AC/DC electric motors	52,805	40,313	34,075
Engineered connectors	46,697	50,770	48,773
Power, lighting and control	40,291	50,694	22,549
Engineered latching and locking devices	34,663	38,742	39,360
Audio systems	33,112	39,728	24,499
Specialized cockpit displays	30,861	26,885	16,841
Rods and locking devices	29,328	29,414	27,924
Lavatory hardware	27,825	33,638	30,626
NiCad batteries/chargers	25,337	23,444	23,660
Elastomers	21,944	26,506	19,118
Generator controls	13,779	—	—

Total	$761,552	$713,711	$592,798

For the year ended September 30, 2009, two customers accounted for approximately 13% and 9% of the Company’s net sales, respectively. For the year ended September 30, 2008, two customers accounted for approximately 14% and 10% of the Company’s net sales, respectively. For the year ended September 30, 2007, two customers accounted for approximately 16% and 11% of the Company’s net sales, respectively. Export sales to customers, primarily in Western Europe, Canada and Asia, were $150.4 million during fiscal 2009, $144.3 million during fiscal 2008 and $143.0 million during fiscal 2007.

Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2009	2008
Trade accounts receivable—gross	$108,894	$98,378
Allowance for uncollectible accounts	(2,448)	(2,182)

Trade accounts receivable—net	$106,446	$96,196

Approximately 23% of the Company’s trade accounts receivable at September 30, 2009 was due from two customers. In addition, approximately 19% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

7.	INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2009	2008
Work-in-progress and finished goods	$78,423	$78,467
Raw materials and purchased component parts	104,729	81,750

Total	183,152	160,217
Reserve for excess and obsolete inventory	(17,018)	(15,862)
LIFO reserve	1,632	(241)

Inventories—net	$167,766	$144,114

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2009	2008
Land and improvements	$28,746	$28,715
Buildings and improvements	40,087	36,127
Machinery, equipment and other	85,197	77,091
Construction in progress	5,686	3,828

Total	159,716	145,761
Accumulated depreciation	(62,965)	(49,520)

Property, plant and equipment—net	$96,751	$96,241

9.	INTANGIBLE ASSETS

Intangibles assets subject to amortization consist of the following at September 30 (in thousands):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$228,884	$41,276	$187,608	$210,625	$31,369	$179,256
Order backlog	21,340	18,914	2,426	17,520	15,698	1,822
License agreement	9,373	3,272	6,101	9,373	2,741	6,632
Other	1,600	970	630	1,600	742	858

Total	$261,197	$64,432	$196,765	$239,118	$50,550	$188,568

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense:

Years ended September 30,
2009	$13,928
2008	12,002
2007	12,304

Estimated Amortization Expense:

Years ending September 30,
2010	$13,800
2011	11,400
2012	11,400
2013	11,400
2014	11,400

The total carrying amount of identifiable intangible assets not subject to amortization consisted of trademarks and trade names in the amount of $176.2 million and $167.6 million at September 30, 2009 and September 30, 2008, respectively. The Company performed its annual impairment test of goodwill and intangible assets that have indefinite lives as of September 30, 2009 and 2008 and determined that no impairment had occurred.

Intangible assets acquired during the year ended September 30, 2009 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$106,968	None
Trademarks and trade names	8,530	None
Intangible assets subject to amortization:
Technology	16,320	22 years
Order backlog	3,820	1 year

	20,140	18 years

Total	$135,638

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2008 and 2009 were as follows (in thousands):

Balance at September 30, 2007	$1,247,870
Goodwill acquired during the year (Note 2)	108,966
Other	(2,062)

Balance at September 30, 2008	1,354,774
Goodwill acquired during the year (Note 2)	106,968
Other	568

Balance at September 30, 2009	$1,462,310

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30 (in thousands):

	2009	2008
Compensation and related benefits	$19,071	$23,826
Interest	11,103	10,266
Product warranties	9,419	6,255
Other	15,479	23,015

Total	$55,072	$63,362

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

	Years Ended September 30,
	2009	2008	2007
Liability balance at beginning of period	$6,255	$4,624	$2,472
Product warranty provision	3,921	2,829	1,903
Warranty costs incurred	(3,004)	(2,192)	(1,586)
Acquisitions	2,247	994	1,835

Liability balance at end of period	$9,419	$6,255	$4,624

11.	DEBT

The Company’s long-term debt consists of the following at September 30 (in thousands):

	2009	2008
Term loans	$780,000	$780,000
7 3/4% Senior Subordinated Notes due 2014	575,000	575,000
Premium on 7 3/4% Senior Subordinated Notes due 2014	1,761	2,230

Total Debt	1,356,761	1,357,230
Current maturities	—	—

Long-term portion	$1,356,761	$1,357,230

Revolving Credit Facility and Term Loans—TransDigm Inc.’s Senior Secured Credit Facility totals $980 million, which consists of (1) a $200 million revolving credit line maturing in June 2012 and (2) a $780 million term loan facility maturing in June 2013. The interest rate on the term loans at September 30, 2009 was 2.3%. At September 30, 2009, the Company had $2.0 million letters of credit outstanding and $198.0 million of borrowings available under the Senior Secured Credit Facility.

The Company has an interest rate swap agreement for a notional amount of $300 million which effectively converts the variable rate interest on the notional amount of the Senior Secured Credit Facility to a fixed rate of 3.04% plus the 2% margin percentage, over the term of the agreement.

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

The term loan under the Senior Secured Credit Facility is subject to mandatory prepayments of Excess Cash Flow (as defined in the agreement) if the Consolidated Leverage Ratio exceeds 4.50 to 1.00 for the Company’s fiscal year or if the term loans do not achieve certain minimum credit ratings at the end of such fiscal year. “Consolidated Leverage Ratio” means the ratio of consolidated total indebtedness to the aggregate amount of EBITDA As Defined, calculated on a pro forma basis. TransDigm’s Consolidated Leverage Ratio was approximately 3.5 to 1.00 at September 30, 2009, thus the Company was not obligated to make the prepayment of the term loans based upon the excess cash flow provision.

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

Senior Subordinated Notes—The 7 3/4% Senior Subordinated Notes are due 2014 and represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the indenture governing the 7 3/4% Senior Subordinated Notes. Interest under the 7 3/4% Senior Subordinated Notes is payable semi-annually.

The 7 3/4% Senior Subordinated Notes are redeemable by TransDigm after July 15, 2009, in whole or in part, at specified redemption prices, which decline from 105.813% to 100% over the remaining term of the 7 3/4% Senior Subordinated Notes. Prior to July 15, 2009, TransDigm was permitted to redeem specified percentages of the 7 3/4% Senior Subordinated Notes from the proceeds of equity offerings at a redemption price of 107.75%. If a change in control of the Company occurs, the holders of the 7 3/4% Senior Subordinated Notes will have the right to demand that TransDigm redeem the 7 3/4% Senior Subordinated Notes at a purchase price equal to 101% of the principal amount of the 7 3/4% Senior Subordinated Notes plus accrued and unpaid interest. The 7 3/4% Senior Subordinated Notes contain many of the same restrictive covenants included in the Senior Secured Credit Facility. TransDigm is in compliance with all of the covenants contained in the 7 3/4% Senior Subordinated Notes.

12.	RETIREMENT PLANS

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

The plan assets as of September 30, 2009 and 2008 were $6.7 million. The Company’s accumulated benefit obligation for its defined benefit pension plans was $8.0 million as of September 30, 2009 and 2008. The total liability recognized at September 30, 2009 and 2008 was $1.4 million and $0.2 million, respectively. The net period pension cost recognized in the Consolidated Statements of Income as of September 30, 2009, 2008 and 2007 was $0.3 million, $0.3 million and $0.2 million, respectively.

Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under the plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2009, 2008 and 2007 was approximately $2.4 million, $2.2 million and $1.9 million, respectively.

Deferred Compensation Plans—Prior to 2005 the Company maintained two deferred compensation plans of TD Group for certain management personnel of the Company. In 2005, TD Group adopted the TD Holding Corporation 2005 New Management Deferred Compensation Plan (the “New Management Deferred Compensation Plan”) for the benefit of certain management personnel of the Company who were granted new management options under the TD Group 2003 stock option plan. The New Management Deferred Compensation Plan, along with a deferred compensation arrangement for one employee who was not an executive officer, provide that a participant’s deferred compensation account is fully distributed upon the earlier of: December 31, 2008 or a Change in Control (as defined in the plan). The cost of the plans totaled $0.3 million, $2.2 million and $2.0 million for the years ended September 30, 2009, 2008 and 2007, respectively. The obligations under the New Management Deferred Compensation Plan and the additional employee deferred compensation arrangement represent obligations of TD Group and are not guaranteed by TransDigm Inc. or any of its subsidiaries.

13.	INCOME TAXES

The Company’s income tax provision consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2009	2008	2007
Current
Federal	$71,700	$60,190	$39,624
State	7,600	5,951	7,572

	79,300	66,141	47,196

Deferred	8,800	7,335	6,230

	$88,100	$73,476	$53,426

The differences between the income tax provision at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2009	2008	2007
Tax at statutory rate of 35%	$87,851	$72,311	$49,741
State and local income taxes, net of federal benefit	5,524	4,272	4,502
Domestic manufacturing deduction	(4,280)	(2,767)	(546)
Research and development credits	(1,650)	(255)	(1,395)
Other—net	655	(85)	1,124

Income tax provision	$88,100	$73,476	$53,426

The components of the deferred taxes consist of the following at September 30 (in thousands):

	2009	2008
Deferred tax assets:
Net operating losses (primarily state income taxes)	$5,723	$6,031
Inventory	4,481	6,241
Product warranties	3,635	2,594
Employee benefits, compensation and other accrued obligations	3,563	6,252
Interest rate swap	2,852	1,011
Other accrued liabilities	7,939	5,180

Total	28,193	27,309
Less: Valuation allowance	(5,696)	(5,981)

Total deferred tax assets	22,497	21,328

Deferred tax liabilities:
Intangible assets	151,078	138,399
Property, plant and equipment	14,385	13,576
Other	1,079	1,123

Total deferred tax liabilities	166,542	153,098

Total net deferred tax liabilities	$144,045	$131,770

At September 30, 2009, the Company had net tax loss carryforwards (primarily state income taxes) of approximately $5.7 million that expire in various years from 2012 to 2029. A valuation allowance has been established equal to the amount of the net operating losses that the Company believes will not be utilized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. During the fourth quarter of the Company’s fiscal 2009 year, the Internal Revenue Service informed the Company that they will be conducting an examination of the Company’s 2008 fiscal year. In addition, the Company is subject to state and local income tax examinations for fiscal years 2005 through 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008
Balance at beginning of period	$2,784	$3,166
Additions based on tax positions related to the current year	469	474
Reductions for tax positions of prior years	—	(602)
Settlements	—	(254)

Balance at end of period	$3,253	$2,784

Unrecognized tax benefits at September 30, 2009 and 2008, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $2.1 million and $1.9 million, respectively. The Company classifies all income tax related interest and penalties as income tax expense. During the fiscal years ended September 30, 2009 and 2008, the Company recognized $0.3 million and $0.1 million, respectively, in income tax interest and penalties. As of September 30, 2009 and 2008, the Company accrued $1.1 million and $0.9 million, respectively, for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2010.

14.	CAPITAL STOCK

Capital Stock—Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock outstanding at September 30, 2009 and 2008 was 49,448,028 and 48,600,848, respectively. There were no shares of preferred stock outstanding at September 30, 2009 and 2008. The terms of the preferred stock have not been established.

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At September 30, 2009, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million.

15.	STOCK-BASED COMPENSATION

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

The following table shows the expense recognized by the Company for stock-based compensation (in thousands):

	Fiscal Years Ended September 30,
	2009	2008	2007
Stock option compensation expense:
Time vested stock options	$87	$464	$408
Performance vested stock options	5,695	3,538	3,047
Restricted stock award amortization	31	33	32

	$5,813	$4,035	$3,487

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2009, 2008 and 2007 was $10.45, $13.66 and $10.16, respectively.

As of September 30, 2009, there was $23.9 million of total unrecognized compensation cost related to non-vested awards expected to vest, that will be recognized over a weighted-average period of four years.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2009	2008	2007
Risk-free interest rate	1.82% to 2.68%	4.13%	4.41% to 4.86%
Expected life of options	6 years	4 years	4 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	35%	30%	30%

The risk-free interest rate is based upon the Treasury bond rates as of the grant date. The average expected life of stock-based awards is based on vesting schedules and contractual terms. Expected volatility of stock was calculated using a rate based upon the historical volatility of publicly traded companies in the Company’s peer group in the aerospace industry. This was used because TD Group’s common stock has only been publicly traded since March 2006. The Company historically has not paid regular cash dividends and does not anticipate paying regular cash dividends in future periods; thus, no dividend rate assumption is used.

The total fair value of shares vested during fiscal years ended September 30, 2009, 2008, and 2007 was $4.9 million, $5.1 million and $2.6 million, respectively.

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

During the fiscal year ended September 30, 2009, 3,164 shares of commons stock were issued with a weighted-average grant date fair value of $37.89.

Restricted Stock—The following table summarizes activity for restricted stock awards for the fiscal year ended September 30, 2009:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at September 30, 2008	2,971	$35.86
Granted	—	—
Vested	(1,266)	32.87
Forfeited	(655)	37.97

Outstanding at September 30, 2009	1,050	$38.16

Performance Vested Stock Options—All of the options granted through September 30, 2009 under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2009:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	—	$—
Granted	2,951,400	27.15
Exercised	—	—
Forfeited	(128,000)	27.08

Outstanding at September 30, 2009	2,823,400	$27.15	9.1 years	$63,978,244

Expected to vest	2,823,400	$27.15	9.1 years	$63,978,244

Exercisable at September 30, 2009	423,510	$26.55	9.1 years	$9,850,843

At September 30, 2009, 1,277,271 remaining shares were available for award under TD Group’s 2006 stock incentive plan.

2003 Stock Option Plan

Certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. Upon the closing of the acquisition of the Company by Warburg Pincus in 2003, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holdings. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of common stock of TD Group (after giving effect to the 149.60 for 1.00 stock split effected on March 14, 2006). All rollover options granted were fully vested on the date of grant. In addition to shares of common stock reserved for issuance upon the exercise of rollover options, an aggregate of 5,469,301 shares of TD Group’s common stock were reserved for issuance upon the exercise of new management options. In general, approximately 20% of all new management options vested based on employment service or a change in control. These time vested options have a graded vesting schedule of up to four years. Approximately 80% of all new management options vested (i) based upon the satisfaction of specified performance criteria, which is annual and cumulative EBITDA As Defined targets through 2008, or (ii) upon the occurrence of a change in control if the Investor Group (defined as Warburg Pincus and the other initial investors in TD Group) received a minimum specified rate of return. Unless terminated earlier, the options expire ten years from the date of grant. All of the outstanding performance options were vested as of September 30, 2009.

TD Group has reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, 9,262,596 of which had been issued as of September 30, 2009.

Time Vested Stock Options—The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the fiscal year ended September 30, 2009:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	829,007	$10.43
Granted	—	—
Exercised	(43,895)	13.17
Forfeited	—	—

Outstanding at September 30, 2009	785,112	$10.27	4.5 years	$31,043,328

Exercisable at September 30, 2009	785,112	$10.27	4.5 years	$31,043,328

Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2009:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	3,266,924	$11.42
Granted	—	—
Exercised	(680,554)	10.98
Forfeited	(800)	33.50

Outstanding at September 30, 2009	2,585,570	$11.54	4.8 years	$98,949,764

Exercisable at September 30, 2009	2,585,570	$11.54	4.8 years	$98,949,764

Rollover Option Awards—The following table summarizes the activity, pricing and other information for the Company’s rollover option award activity during the fiscal year ended September 30, 2009:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2008	293,096	$3.30
Granted	—	—
Exercised	(118,301)	2.61
Forfeited	—	—

Outstanding at September 30, 2009	174,795	$3.76	2.4 years	$8,049,310

Exercisable at September 30, 2009	174,795	$3.76	2.4 years	$8,049,310

The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2009, 2008 and 2007 was $26.4 million, $54.4 million and $73.0 million, respectively.

Options Not Pursuant to a Shareholder Approved Plan

In addition to the stock options issued under the 2003 stock option plan and 2006 stock incentive plan, two members of the Company’s Board of Directors were also been granted stock options of TD Group. Of the 134,040 options issued under these agreements, 108,096 remain outstanding with an exercise price of $6.68. All of such options were vested as of September 30, 2009.

Dividend Equivalent Plans

Pursuant to the Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan and the Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, all of the options granted under the 2003 stock option plan and the 2006 stock incentive plan are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company. Options granted outside the plans to directors are also entitled to comparable dividend equivalents. No dividends had been declared prior to September 30, 2009 and so no dividend equivalents had been paid. The Company declared a special dividend of $7.65 per share in October 2009. See Note 21. As a result, holders of outstanding options received dividend equivalents of approximately $30.3 million in the aggregate. In addition, to the extent unvested options outstanding on the dividend declaration date vest, such options will be entitled to receive a dividend equivalent payment in the amount of $7.65 per share at the time of vesting.

16.	LEASES

TransDigm leases certain manufacturing facilities with annual rental payments required through December 2015. One of the facility leases is with a company in which one of our employees is an owner. The term of the lease is through December 2014, although it may be terminated early under certain circumstances. The base rental for the property is $0.6 million per year. TransDigm also leases office space for its corporate headquarters. The office space leases require annual rental payments of approximately $0.1 million per year through fiscal 2011.

TransDigm also has commitments under operating leases for vehicles and equipment. Rental expense during the years ended September 30, 2009, 2008 and 2007 was $3.3 million, $3.2 million and $2.8 million, respectively. Future minimum rental commitments at September 30, 2009 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $3.7 million in fiscal 2010, $3.3 million in fiscal 2011, $2.9 million in fiscal 2012, $2.0 million in fiscal 2013, $1.7 million in fiscal 2014, and $0.5 million thereafter.

17.	FAIR VALUE MEASUREMENTS

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following summarizes the carrying amounts and fair values of financial instruments as of September 30 (in thousands):

		2009		2008
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$190,167	$190,167	$159,062	$159,062
Interest rate swap(1)	2	—	—	3,253	3,253

Liabilities:
Long-term debt:
Term loans	2	780,000	749,000	780,000	725,000
7 3/4% Senior Subordinated Notes	2	576,761	571,000	577,230	529,000
Interest rate swap(2)	2	7,787	7,787	2,719	2,719

(1)	Included in Other non-current assets on the Consolidated Balance Sheets.
(2)	Included in Other non-current liabilities on the Consolidated Balance Sheets.

Interest rate swaps are measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s Senior Secured Credit Facility. The estimated fair value of the Company’s 7 3/4% Senior Subordinated Notes was based upon quoted market prices.

18.	DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to, among other things, the impact of changes in interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks, and does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties.

Interest rate swap agreements are used to manage interest rate risk associated with floating-rate borrowings under the Senior Secured Credit Facility of $780 million. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration dates of the agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. These derivative instruments qualify as effective cash flow hedges under GAAP. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affects earnings.

At September 30, 2009, one agreement was in place to swap variable interest rates on the Senior Secured Credit Facility for fixed interest rates for the notional amount of $300 million through March 23, 2011. This interest rate swap agreement effectively converts the variable rate interest on the notional amount of the Senior Secured Credit Facility to a fixed rate of 3.04% plus the 2% margin percentage, over the term of the agreement.

An additional interest rate swap agreement on a notional amount of $150 million expired on June 23, 2009. This interest rate swap agreement effectively converted the variable rate interest on the notional amount of the Senior Secured Credit Facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

The net after-tax derivative loss included in accumulated other comprehensive income (loss) is expected to be reclassified into interest expense in conjunction with the recognition of interest payments on the notional amounts of the swap contract, with a net $3.6 million of after-tax net loss expected to be recognized in interest expense within the next year.

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at September 30 (in thousands):

	2009	2008
Interest rate swap agreements, net of taxes of $2.9 million for 2009 and $0.2 million for 2008	$(4,890)	$416
Unamortized pension benefits, net of taxes of $0.3 million for 2009	(628)	(7)
Other	9	36

Total	$(5,509)	$445

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 27, 2008	Second Quarter Ended March 28, 2009	Third Quarter Ended June 27, 2009	Fourth Quarter Ended September 30, 2009
	(in thousands, except per share amounts)
Year Ended September 30, 2009
Net sales	$181,276	$193,047	$189,875	$197,354
Gross profit	104,288	108,811	107,851	108,396
Net income	39,599	40,304	41,388	41,611
Basic earnings per share	$0.81	$0.84	$0.86	$0.85
Diluted earnings per share	$0.78	$0.80	$0.82	$0.82

	First Quarter Ended December 29, 2007	Second Quarter Ended March 29, 2008	Third Quarter Ended June 28, 2008	Fourth Quarter Ended September 30, 2008
	(in thousands, except per share amounts)
Year Ended September 30, 2008
Net sales	$163,136	$175,285	$186,052	$189,238
Gross profit	88,092	93,919	100,482	103,438
Net income	26,968	32,170	35,999	37,989
Basic earnings per share	$0.57	$0.68	$0.75	$0.78
Diluted earnings per share	$0.54	$0.64	$0.72	$0.75

21.	SUBSEQUENT EVENTS

In October 2009 TD Group’s wholly owned subsidiary, TransDigm Inc., completed the offering of $425 million of 7 3/4% Senior Subordinated Notes due 2014 at a discount, receiving net proceeds of $412.8 million. TransDigm Inc. used the net proceeds from the offering of the notes to make a cash distribution to TD Group which, in turn, made a special cash dividend to its stockholders of $7.65 per share and cash dividend equivalent payments (“Dividend Equivalent Payments”) to holders of options to purchase its common stock. The special cash dividend amounting to $374.6 million was paid on October 26, 2009 and the Dividend Equivalent Payments amounting to approximately $30.3 million were paid in October and November 2009.

The Company has evaluated the period beginning September 30, 2009 through November 24, 2009, the date the Company’s annual financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or additional disclosure in the financial statements.

22.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% Senior Subordinated Notes (see Note 11) are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of September 30, 2009 and 2008 and its statements of income and cash flows for the fiscal years ended September 30, 2009, 2008 and 2007 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, and (iv) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2009

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,388	$173,630	$1,149	$—	$190,167
Trade accounts receivable—Net	—	10,519	96,498	(571)	106,446
Inventories	—	19,727	148,264	(225)	167,766
Deferred income taxes	—	18,700	—	—	18,700
Prepaid expenses and other	—	5,097	6,578	—	11,675

Total current assets	15,388	227,673	252,489	(796)	494,754
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	803,774	2,124,389	668,574	(3,596,737)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,176	81,575	—	96,751
GOODWILL	—	68,201	1,394,109	—	1,462,310
TRADEMARKS AND TRADE NAMES	—	19,376	156,780	—	176,156
OTHER INTANGIBLE ASSETS—Net	—	9,980	186,785	—	196,765
DEBT ISSUE COSTS—Net	—	24,089	—	—	24,089
OTHER	—	2,134	1,481	—	3,615

TOTAL ASSETS	$819,162	$2,491,018	$2,741,793	$(3,597,533)	$2,454,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$17,595	$27,655	$(570)	$44,680
Accrued liabilities	—	19,860	35,212	—	55,072

Total current liabilities	—	37,455	62,867	(570)	99,752
LONG-TERM DEBT—Less current portion	—	1,356,761	—	—	1,356,761
DEFERRED INCOME TAXES	—	162,745	—	—	162,745
OTHER NON-CURRENT LIABILITIES	—	12,281	3,739	—	16,020

Total liabilities	—	1,569,242	66,606	(570)	1,635,278

STOCKHOLDERS’ EQUITY	819,162	921,776	2,675,187	(3,596,963)	819,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$819,162	$2,491,018	$2,741,793	$(3,597,533)	$2,454,440

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2009

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$68,660	$694,730	$(1,838)	$761,552
COST OF SALES	—	38,647	295,077	(1,518)	332,206

GROSS PROFIT	—	30,013	399,653	(320)	429,346

OPERATING EXPENSES:
Selling and administrative	—	27,010	53,308	(300)	80,018
Amortization of intangibles	—	624	13,304	—	13,928

Total operating expenses	—	27,634	66,612	(300)	93,946

INCOME FROM OPERATIONS	—	2,379	333,041	(20)	335,400
OTHER INCOME (EXPENSES)
Interest expense—Net	—	(79,880)	(4,518)	—	(84,398)
Equity in income of subsidiaries	162,902	213,190	—	(376,092)	—

INCOME BEFORE INCOME TAXES	162,902	135,689	328,523	(376,112)	251,002
INCOME TAX PROVISION (BENEFIT)	—	(27,213)	115,313	—	88,100

NET INCOME	$162,902	$162,902	$213,210	$(376,112)	$162,902

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$67,891	$524,907	$—	$592,798
COST OF SALES	—	40,750	243,016	—	283,766

GROSS PROFIT	—	27,141	281,891	—	309,032

OPERATING EXPENSES:
Selling and administrative	—	24,256	38,634	—	62,890
Amortization of intangibles	—	624	11,680	—	12,304

Total operating expenses	—	24,880	50,314	—	75,194

INCOME (LOSS) FROM OPERATIONS	—	2,261	231,577	—	233,838
OTHER INCOME (EXPENSES)
Interest expense—Net	—	(70,863)	(20,904)	—	(91,767)
Equity in income of subsidiaries	88,645	131,460	—	(220,105)	—

INCOME BEFORE INCOME TAXES	88,645	62,858	210,673	(220,105)	142,071
INCOME TAX PROVISION (BENEFIT)	—	(25,787)	79,213	—	53,426

NET INCOME	$88,645	$88,645	$131,460	$(220,105)	$88,645

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2009

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$(6,428)	$(22,930)	$226,470	$—	$197,112

INVESTING ACTIVITIES:
Capital expenditures	—	(2,370)	(10,785)	—	(13,155)
Acquisitions of businesses	—	(155,233)	—	—	(155,233)

Net cash used in investing activities	—	(157,603)	(10,785)	—	(168,388)

FINANCING ACTIVITIES:
Changes in intercompany activities	17,883	193,483	(211,366)	—	—
Proceeds from exercise of stock options	8,345	—	—	—	8,345
Excess tax benefit from exercise of stock options	9,278	—	—	—	9,278
Purchase of treasury stock	(15,242)				(15,242)

Net cash provided by (used in) financing activities	20,264	193,483	(211,366)	—	2,381

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,836	12,950	4,319	—	31,105
CASH AND CASH EQUIVALENTS—
Beginning of year	1,552	160,680	(3,170)	—	159,062

CASH AND CASH EQUIVALENTS—
End of year	$15,388	$173,630	$1,149	$—	$190,167

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2008

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$2,041	$(35,261)	$222,855	$—	$189,635

INVESTING ACTIVITIES:
Capital expenditures	—	(1,754)	(9,130)	—	(10,884)
Acquisitions of businesses	—	(154,160)	—	—	(154,160)

Net cash used in investing activities	—	(155,914)	(9,130)	—	(165,044)

FINANCING ACTIVITIES:
Changes in intercompany activities	(40,131)	254,075	(213,944)	—	—
Proceeds from exercise of stock options	9,769	—	—	—	9,769
Excess tax benefit from exercise of stock options	18,756	—	—	—	18,756

Net cash provided by (used in) financing activities	(11,606)	254,075	(213,944)	—	28,525

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,565)	62,900	(219)	—	53,116
CASH AND CASH EQUIVALENTS—
Beginning of year	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS—
End of year	$1,552	$160,680	$(3,170)	$—	$159,062

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$1,656	$(6,452)	$117,232	$—	$112,436

INVESTING ACTIVITIES:
Capital expenditures	—	(2,513)	(7,745)	—	(10,258)
Acquisitions of businesses	—	(511,407)	—	—	(511,407)

Net cash used in investing activities	—	(513,920)	(7,745)	—	(521,665)

FINANCING ACTIVITIES:
Changes in intercompany activities	(24,220)	133,710	(109,490)	—	—
Proceeds from exercise of stock options	8,450	—	—	—	8,450
Excess tax benefit from exercise of stock options	23,627	—	—	—	23,627
Borrowings under Senior Secured Credit Facility—net of fees	—	125,423	—	—	125,423
Proceeds from 7 3/4% Senior Subordinated Notes—net of fees	—	296,458	—	—	296,458

Net cash provided by (used in) financing activities	7,857	555,591	(109,490)	—	453,958

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,513	35,219	(3)	—	44,729
CASH AND CASH EQUIVALENTS—
Beginning of year	1,604	62,561	(2,948)	—	61,217

CASH AND CASH EQUIVALENTS—
End of year	$11,117	$97,780	$(2,951)	$—	$105,946

TRANSDIGM GROUP INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007

(Amounts in Thousands)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions from Reserve(1)	Balance at End of Period
Year Ended September 30, 2009
Allowance for doubtful accounts	$2,182	$636	$295	$665	$2,448
Reserve for excess and obsolete inventory	15,862	2,537	634	2,015	17,018
Year Ended September 30, 2008
Allowance for doubtful accounts	2,223	369	—	410	2,182
Reserve for excess and obsolete inventory	14,467	2,440	591	1,636	15,862
Year Ended September 30, 2007
Allowance for doubtful accounts	1,160	661	777	375	2,223
Reserve for excess and obsolete inventory	7,894	2,997	6,197	2,621	14,467

(1)	The amounts in this column represent charge-offs net of recoveries.

EXHIBIT INDEX

TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2009

EXHIBIT NO.	DESCRIPTION
3.46	Certificate of Formation, filed September 30, 2009, of CEF Industries, LLC

3.47	Limited Liability Company Agreement of CEF Industries, LLC

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of TransDigm Group Incorporated

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.