Form 10-Q/A
period 2008-12-27
TransDigm Group INC
filed 2010-02-10
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

TransDigm Group Inc. (“TD Group”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended December 27, 2008, which was filed with the U.S. Securities and Exchange Commission on February 4, 2009 (the “Original Filing”). We are filing this Amendment No. 1 to reflect restatements of our basic and diluted earnings per share and weighted average shares outstanding calculations to give effect to participating securities under the two-class method of calculating earnings per share. Historically, the Company had utilized the “treasury stock method” in order to give effect to outstanding “in-the-money” stock options. Under the two-class method, securities that participate in dividends, such as the Company’s vested outstanding stock options which include non-forfeitable rights to dividends, are considered “participating securities.”

This Form 10-Q/A amends and restates “Item 1. Financial Statements” and “Item 4. Controls and Procedures” of the Original Filing, as amended, in each case, solely as a result of, and to reflect, the restatement.

Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Filing. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN WEEK PERIODS ENDED

DECEMBER 27, 2008 AND DECEMBER 29, 2007

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	December 27, 2008	December 29, 2007
NET SALES	$181,276	$163,136

COST OF SALES	76,988	75,044

GROSS PROFIT	104,288	88,092

OPERATING EXPENSES:
Selling and administrative	18,176	17,872
Amortization of intangibles	3,224	3,311

Total operating expenses	21,400	21,183

INCOME FROM OPERATIONS	82,888	66,909

INTEREST EXPENSE - Net	21,982	24,507

INCOME BEFORE INCOME TAXES	60,906	42,402

INCOME TAX PROVISION	21,307	15,434

NET INCOME	$39,599	$26,968

Earnings per share, as restated—See Note 9:
Basic	$0.75	$0.52
Diluted	$0.75	$0.52

Denominator for basic and diluted earnings per share, as restated	52,809	51,669

Net earnings per share, as reported:
Basic	$0.81	$0.57
Diluted	$0.78	$0.54

Weighted-average shares outstanding, as reported:
Basic	48,603	47,223
Diluted	50,537	49,862

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2008 included in its Form 10-K dated November 25, 2008. Certain earnings per share and weighted average shares outstanding information included in the Form 10-K dated November 25, 2008 has been restated in TD Group’s Form 10-K/A dated February 10, 2010. The September 30, 2008 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 27, 2008 are not necessarily indicative of the results to be expected for the full year.

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

9.	EARNINGS PER SHARE CALCULATION (RESTATED)

We restated our basic and diluted earnings per share calculations to give effect to participating securities under the two-class method of calculating earnings per share. Historically, the Company had utilized the “treasury stock method” in order to give effect to outstanding “in-the-money” stock options. Under the two-class method, securities that participate in dividends, such as the Company’s vested outstanding stock options which include non-forfeitable rights to dividends, are considered “participating securities.”

Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). Our vested stock options are considered “participating securities” because they include non-forfeitable rights to dividends. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Week Periods Ended
(in thousands, except per share data)	December 27, 2008	December 29, 2007
Numerator for earnings per share:
Net income	$39,599	$26,968

Denominator for basic and diluted earnings per share, as restated:
Weighted average common shares outstanding	48,603	47,223
Vested options deemed participating securities	4,206	4,446

Total shares for basic and diluted earnings per share	52,809	51,669

Earnings per share, as restated:
Basic	$0.75	$0.52

Diluted	$0.75	$0.52

Earnings per share, as reported:
Basic	$0.81	$0.57

Diluted	$0.78	$0.54

Weighted average shares outstanding, as reported:
Basic	48,603	47,223

Diluted	50,537	49,862

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2007

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES:
Net income	$26,968	$26,968	$37,996	$(64,964)	$26,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(26,453)	(12,118)	6,867	64,964	33,260

Net cash provided by (used in) operating activities	515	14,850	44,863	—	60,228

INVESTING ACTIVITIES:
Capital expenditures	—	(197)	(2,204)	—	(2,401)

Net cash used in investing activities	—	(197)	(2,204)	—	(2,401)

FINANCING ACTIVITIES:
Changes in intercompany activities	(3,807)	47,508	(43,701)	—	—
Excess tax benefit from exercise of stock options	5,017	—	—	—	5,017
Proceeds from exercise of stock options	1,525	—	—	—	1,525

Net cash provided by (used in) financing activities	2,735	47,508	(43,701)	—	6,542

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,250	62,161	(1,042)	—	64,369

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,367	$159,941	$(3,993)	$—	$170,315

* * * * *

ITEM 4.	CONTROLS AND PROCEDURES

As of December 27, 2008 and in connection with the preparation of the Original Filing, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures were effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. Subsequent to the issuance of the Original Filing, management identified a material weakness relating to the application of the two-class method in calculating basic and diluted earnings per share. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that TD Group’s disclosure controls and procedures were not effective as of December 27, 2008. However, as of the date hereof, management believes that as a result of the remedial actions described below, we have remediated the material weakness in TD Group’s disclosure controls and procedures, and that as of the date hereof, TD Group’s disclosure controls and procedures are effective. Subsequent to the filing of the Original Filing, and in connection with the filing of this Form 10-Q/A, TD Group has put in place a review process in order to identify any participating securities and appropriately calculate the effect on basic and diluted earnings per share, and TD Group believes, as of the date hereof, that the material weakness has been remediated.

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

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	February 10, 2010
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Chief Financial Officer and	February 10, 2010
Gregory Rufus	Executive Vice President
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q/A FOR THE PERIOD ENDED DECEMBER 27, 2008

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Incorporation, filed September 20, 1960, of Aircraft Parts Corporation (Incorporated by reference to Form 10-Q filed February 4, 2009)

3.2	Certificate of Amendment to Certificate of Incorporation, filed November 28, 2001, of Aircraft Parts Corporation (Incorporated by reference to Form 10-Q filed February 4, 2009)

3.3	Certificate of Change, filed March 25, 2005, of Aircraft Parts Corporation (Incorporated by reference to Form 10-Q filed February 4, 2009)

3.4	Bylaws of Aircraft Parts Corporation (Incorporated by reference to Form 10-Q filed February 4, 2009)

10.1	Amended and Restated Employment Agreement, dated October 29, 2008, between Raymond Laubenthal and TransDigm Group Incorporated * (Incorporated by reference to Form 8-K filed October 30, 2008)

10.2	Amended and Restated Employment Agreement, dated October 29, 2008, between Gregory Rufus and TransDigm Group Incorporated * (Incorporated by reference to Form 8-K filed October 30, 2008)

10.3	Form of Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan* (Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 21, 2008)

10.4	Sixth Supplemental Indenture, dated as of December 16, 2008, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Form 8-K filed December 18, 2008).

10.5	Supplement No. 6, dated as of December 16, 2008, between Aircraft Parts Corporation and Credit Suisse, as collateral agent and administrative agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent (Incorporated by reference to Form 8-K filed December 18, 2008).

10.6	Joinder Agreement, dated as of December 16, 2008, between Aircraft Parts Corporation and Credit Suisse, as agent (Incorporated by reference to Form 8-K filed December 18, 2008).

10.7	Amendment to Employment Agreement dated December 31, 2008 between Christopher Anderson and Avtech Corporation (Incorporated by reference to Form 8-K filed January 2, 2009)

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan contract or arrangement