Form 10-Q/A
period 2009-03-28
TransDigm Group INC
filed 2010-02-10
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

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

Explanatory Note

TransDigm Group Inc. (“TD Group”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2009, which was filed with the U.S. Securities and Exchange Commission on May 6, 2009 (the “Original Filing”). We are filing this Amendment No. 1 to reflect restatements of our basic and diluted earnings per share and weighted average shares outstanding calculations to give effect to participating securities under the two-class method of calculating earnings per share. Historically, the Company had utilized the “treasury stock method” in order to give effect to outstanding “in-the-money” stock options. Under the two-class method, securities that participate in dividends, such as the Company’s vested outstanding stock options which include non-forfeitable rights to dividends, are considered “participating securities.”

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 28, 2009 AND MARCH 29, 2008

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
NET SALES	$193,047	$175,285	$374,323	$338,421

COST OF SALES	84,236	81,366	161,224	156,410

GROSS PROFIT	108,811	93,919	213,099	182,011

OPERATING EXPENSES:
Selling and administrative	20,412	18,360	38,588	36,232
Amortization of intangibles	3,625	2,783	6,849	6,094

Total operating expenses	24,037	21,143	45,437	42,326

INCOME FROM OPERATIONS	84,774	72,776	167,662	139,685

INTEREST EXPENSE - Net	21,640	24,015	43,622	48,522

INCOME BEFORE INCOME TAXES	63,134	48,761	124,040	91,163

INCOME TAX PROVISION	22,830	16,591	44,137	32,025

NET INCOME	$40,304	$32,170	$79,903	$59,138

Earnings per share, as restated – See Note 9:
Basic	$0.77	$0.62	$1.52	$1.14
Diluted	$0.77	$0.62	$1.52	$1.14

Denominator for basic and diluted earnings per share, as restated	52,389	51,966	52,596	51,771

Net earnings per share, as reported:
Basic	$0.84	$0.68	$1.65	$1.25
Diluted	$0.80	$0.64	$1.59	$1.18

Weighted-average shares outstanding, as reported:
Basic	48,261	47,605	48,429	47,415
Diluted	50,217	50,037	50,373	49,952

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

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
(in thousands, except per share data)	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Numerator for earnings per share:
Net income	$40,304	$32,170	$79,903	$59,138

Denominator for basic and diluted earnings per share, as restated:
Weighted average common shares outstanding	48,261	47,605	48,429	47,415
Vested options deemed participating securities	4,128	4,361	4,167	4,356

Total shares for basic and diluted earnings per share	52,389	51,966	52,596	51,771

Earnings per share, as restated:
Basic	$0.77	$0.62	$1.52	$1.14

Diluted	$0.77	$0.62	$1.52	$1.14

Earnings per share, as reported:
Basic	$0.84	$0.68	$1.65	$1.25

Diluted	$0.80	$0.64	$1.59	$1.18

Weighted average shares outstanding, as reported:
Basic	48,261	47,605	48,429	47,415

Diluted	50,217	50,037	50,373	49,952

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$881	$(8,267)	$85,559	$—	$78,173

INVESTING ACTIVITIES:
Capital expenditures	—	(319)	(3,864)	—	(4,183)

Net cash used in investing activities	—	(319)	(3,864)	—	(4,183)

FINANCING ACTIVITIES:
Changes in intercompany activities	(10,681)	93,649	(82,968)	—	—
Excess tax benefit from exercise of stock options	10,184	—	—	—	10,184
Proceeds from exercise of stock options	3,867	—	—	—	3,867

Net cash provided by (used in) financing activities	3,370	93,649	(82,968)	—	14,051

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,251	85,063	(1,273)	—	88,041

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,368	$182,843	$(4,224)	$—	$193,987

*  *  *  *   *

ITEM 4.	CONTROLS AND PROCEDURES

As of March 28, 2009 and in connection with the preparation of the Original Filing, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures were effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. Subsequent to the issuance of the Original Filing, management identified a material weakness relating to the application of the two-class method in calculating basic and diluted earnings per share. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that TD Group’s disclosure controls and procedures were not effective as of March 28, 2009. However, as of the date hereof, management believes that as a result of the remedial actions described below, we have remediated the material weakness in TD Group’s disclosure controls and procedures, and that as of the date hereof, TD Group’s disclosure controls and procedures are effective. Subsequent to the filing of the Original Filing, and in connection with the filing of this Form 10-Q/A, TD Group has put in place a review process in order to identify any participating securities and appropriately calculate the effect on basic and diluted earnings per share, and TD Group believes, as of the date hereof, that the material weakness has been remediated.

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

TO FORM 10-Q/A FOR THE PERIOD ENDED MARCH 28, 2009

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