Form 10-Q/A
period 2009-06-27
TransDigm Group INC
filed 2010-02-10
CIK 1260221

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

Explanatory Note

TransDigm Group Inc. (“TD Group”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009, which was filed with the U.S. Securities and Exchange Commission on August 5, 2009 (the “Original Filing”). We are filing this Amendment No. 1 to reflect restatements of our basic and diluted earnings per share and weighted average shares outstanding calculations to give effect to participating securities under the two-class method of calculating earnings per share. Historically, the Company had utilized the “treasury stock method” in order to give effect to outstanding “in-the-money” stock options. Under the two-class method, securities that participate in dividends, such as the Company’s vested outstanding stock options which include non-forfeitable rights to dividends, are considered “participating securities.”

This Form 10-Q/A amends and restates “Item 1. Financial Statements” and “Item 4. Controls and Procedures” of the Original Filing, in each case, solely as a result of, and to reflect, the restatement.

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 27, 2009 AND JUNE 28, 2008

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
NET SALES	$189,875	$186,052	$564,198	$524,473
COST OF SALES	82,024	85,570	243,248	241,980

GROSS PROFIT	107,851	100,482	320,950	282,493
OPERATING EXPENSES:
Selling and administrative	19,349	19,317	57,937	55,549
Amortization of intangibles	3,305	2,747	10,154	8,841

Total operating expenses	22,654	22,064	68,091	64,390

INCOME FROM OPERATIONS	85,197	78,418	252,859	218,103
INTEREST EXPENSE - Net	21,226	21,849	64,848	70,371

INCOME BEFORE INCOME TAXES	63,971	56,569	188,011	147,732
INCOME TAX PROVISION	22,583	20,570	66,720	52,595

NET INCOME	$41,388	$35,999	$121,291	$95,137

Earnings per share, as restated—See Note 9:
Basic	$0.79	$0.69	$2.31	$1.83
Diluted	$0.79	$0.69	$2.31	$1.83

Denominator for basic and diluted earnings per share, as restated	52,384	52,120	52,518	51,880

Net earnings per share, as reported:
Basic	$0.86	$0.75	$2.51	$2.00
Diluted	$0.82	$0.72	$2.41	$1.90

Weighted-average shares outstanding, as reported:
Basic	48,376	48,084	48,411	47,639
Diluted	50,320	50,273	50,356	50,058

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

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Numerator for earnings per share:
Net income	$41,388	$35,999	$121,291	$95,137

Denominator for basic and diluted earnings per share, as restated:
Weighted average common shares outstanding	48,376	48,084	48,411	47,639
Vested options deemed participating securities	4,008	4,036	4,107	4,241

Total shares for basic and diluted earnings per share	52,384	52,120	52,518	51,880

Earnings per share, as restated:
Basic	$0.79	$0.69	$2.31	$1.83

Diluted	$0.79	$0.69	$2.31	$1.83

Earnings per share, as reported:
Basic	$0.86	$0.75	$2.51	$2.00

Diluted	$0.82	$0.72	$2.41	$1.90

Weighted average shares outstanding, as reported:
Basic	48,376	48,084	48,411	47,639

Diluted	50,320	50,273	50,356	50,058

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$1,457	$36,473	$111,990	$—	$149,920
INVESTING ACTIVITIES:
Capital expenditures	—	(984)	(6,267)		(7,251)
Acquisitions of businesses	—	(84,722)	—	—	(84,722)

Net cash used in investing activities	—	(85,706)	(6,267)	—	(91,973)

FINANCING ACTIVITIES:
Changes in intercompany activities	(17,589)	121,343	(103,754)	—	—
Excess tax benefit from exercise of stock options	17,031	—	—	—	17,031
Proceeds from exercise of stock options	8,269	—	—	—	8,269

Net cash provided by (used in) financing activities	7,711	121,343	(103,754)	—	25,300

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,168	72,110	1,969	—	83,247
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,285	$169,890	$(982)	$—	$189,193

* * * * *

ITEM 4.	CONTROLS AND PROCEDURES

As of June 27, 2009 and in connection with the preparation of the Original Filing, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures were effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. Subsequent to the issuance of the Original Filing, management identified a material weakness relating to the application of the two-class method in calculating basic and diluted earnings per share. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that TD Group’s disclosure controls and procedures were not effective as of June 27, 2009. However, as of the date hereof, management believes that as a result of the remedial actions described below, we have remediated the material weakness in TD Group’s disclosure controls and procedures, and that as of the date hereof, TD Group’s disclosure controls and procedures are effective. Subsequent to the filing of the Original Filing, and in connection with the filing of this Form 10-Q/A, TD Group has put in place a review process in order to identify any participating securities and appropriately calculate the effect on basic and diluted earnings per share, and TD Group believes, as of the date hereof, that the material weakness has been remediated.

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

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 10, 2010

/s/ Gregory Rufus Gregory Rufus	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 10, 2010

EXHIBIT INDEX

TO FORM 10-Q/A FOR THE PERIOD ENDED JUNE 27, 2009

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation of Acme Aerospace, Inc. filed July 10, 2009. (Incorporated by reference to Form 10-Q filed August 5, 2009)

3.2	Bylaws of Acme Aerospace, Inc. (Incorporated by reference to Form 10-Q filed August 5, 2009)

10.1	Amendment No. 3 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan * (Incorporated by reference to Form 8-K filed April 28, 2009).

10.2	Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan * (Incorporated by reference to Form 8-K filed April 28, 2009).

10.3	Second Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan * (Incorporated by reference to Form 8-K filed April 28, 2009).

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan contract or arrangement