Form 10-K/A
period 2009-09-30
TransDigm Group INC
filed 2010-02-10
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

TransDigm Group Inc. (“TD Group”) is filing this Amendment No. 1 (“the Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on November 24, 2009 (the “Original Filing”). We are filing this Amendment No. 1 to reflect restatements of our basic and diluted earnings per share and weighted average shares outstanding calculations to give effect to participating securities under the two-class method of calculating earnings per share. Historically, the Company had utilized the “treasury stock method” in order to give effect to outstanding “in-the-money” stock options. Under the two-class method, securities that participate in dividends, such as the Company’s vested outstanding stock options which include non-forfeitable rights to dividends, are considered “participating securities.”

This Form 10-K/A amends and restates “Item 6. Selected Financial Data,” “Item 8. Financial Statements and Supplementary Data,” and “Item 9A. Controls and Procedures” of Part II; and “Item 15. Financial Statements” of Part IV of the Original Filing in each case, solely as a result of, and to reflect, the restatement. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consents of our independent registered public accountants and currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accounting firm is attached to this Form 10-K/A as Exhibit 23.1. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

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

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts )
Statement of Operations Data:
Net Sales	$761,552	$713,711	$592,798	$435,164	$374,253
Gross profit(1)	429,346	385,931	309,032	221,290	184,270
Operating expenses:
Selling and administrative	80,018	74,650	62,890	48,309	38,943
Amortization of intangibles	13,928	12,002	12,304	6,197	7,747
Refinancing costs	—	—	—	48,617	—

Operating income(1)	335,400	299,279	233,838	118,167	137,580
Interest expense, net	84,398	92,677	91,767	76,732	80,266

Income before income taxes	251,002	206,602	142,071	41,435	57,314
Income tax provision	88,100	73,476	53,426	16,318	22,627

Net income	$162,902	$133,126	$88,645	$25,117	$34,687

Denominator for basic and diluted earnings per share, as restated:
Weighted average common shares outstanding(2)	48,481	47,856	45,630	44,415	44,202
Add shares of vested awards with dividend equivalent payment rights, if dilutive	4,058	4,242	4,934	5,073	4,315

Total shares for basic and diluted earnings per share	52,539	52,098	50,564	49,488	48,517

Earnings per share, as restated:
Basic	$3.10	$2.56	$1.75	$0.51	$0.71

Diluted	$3.10	$2.56	$1.75	$0.51	$0.71

Basic earnings per share computation, as reported
Weighted-average common shares outstanding(2)	48,481	47,856	45,630	44,415	44,202

Net income per share(3)	$3.36	$2.78	$1.94	$0.57	$0.78

Diluted earnings per share computation, as reported
Weighted-average common shares outstanding(2)	50,459	50,202	48,542	47,181	46,544

Net income per share(4)	$3.23	$2.65	$1.83	$0.53	$0.75

	As of September 30,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents(5)	$190,167	$159,062	$105,946	$61,217	$104,221
Working capital	395,002	334,932	298,380	190,742	118,559
Total assets	2,454,440	2,255,821	2,061,053	1,416,712	1,427,748
Long-term debt, including current portion	1,356,761	1,357,230	1,357,854	925,000	889,846
Stockholders’ equity	819,162	653,900	487,551	363,041	333,107

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$197,112	$189,635	$112,436	$3,058	$80,695
Investing activities	(168,388)	(165,044)	(521,665)	(35,323)	(20,530)
Financing activities	2,381	28,525	453,958	(10,739)	(4,442)
Depreciation and amortization	27,521	25,254	23,952	16,111	16,956
Capital expenditures	13,155	10,884	10,258	8,350	7,960
Ratio of earnings to fixed charges(6)	3.9x	3.2x	2.5x	1.5x	1.7x

Other Data:
EBITDA(7)	$362,921	$324,533	$257,790	$134,278	$154,536
EBITDA As Defined(7)	$374,690	$333,077	$274,708	$194,437	$164,240

(1)	Gross profit and operating income include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2009, 2008, 2007, 2006 and 2005 of $2,264,000, $1,933,000, $6,392,000, $200,000, and $1,493,000, respectively.
(2)	The weighted-average common shares outstanding for the periods presented have been adjusted to give effect to the 149.6 for 1.00 stock split that occurred on March 14, 2006 in connection with the initial public offering.
(3)	Net income per share is calculated by dividing net income by the basic weighted average common shares outstanding.
(4)	Net income per share is calculated by dividing net income by the diluted weighted-average common shares outstanding. However, stock options totaling 0.1 million outstanding at September 30, 2009 and 2008 and September 30, 2006, were excluded from the diluted earnings per share computation for fiscal 2009, 2008 and 2006 due to the anti-dilutive effect of such options.
(5)	On November 10, 2005, TransDigm Inc. paid a cash dividend of approximately $98.0 million to its then parent company, TransDigm Holding Company, and made bonus payments of approximately $6.2 million to certain members of our management. TransDigm Holding Company used all of the proceeds received from TransDigm Inc. to pay a cash dividend to TD Group. On November 10, 2005, TD Group entered into a loan facility and used the net proceeds received from the borrowings thereunder of approximately $193.8 million, together with substantially all of the proceeds received from the dividend payment from TransDigm Holding Company, to (i) prepay the entire outstanding principal amount and all accrued and unpaid interest on its 12% senior unsecured promissory notes issued in connection with acquisition of the Company by Warburg Pincus in July 2003, which payments in the aggregate were equal to approximately $262.7 million, and (ii) make certain distributions to members of our management who participated in our deferred compensation plans, which distributions in the aggregate were equal to approximately $26.0 million.
(6)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense.
(7)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined and the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands)
Net income	$162,902	$133,126	$88,645	$25,117	$34,687
Add:
Depreciation and amortization	27,521	25,254	23,952	16,111	16,956
Interest expense, net	84,398	92,677	91,767	76,732	80,266
Provision for income taxes	88,100	73,476	53,426	16,318	22,627

EBITDA	362,921	324,533	257,790	134,278	154,536
Add:
Inventory purchase accounting adjustments(1)	2,264	1,933	6,392	200	1,493
Acquisition integration costs(2)	3,426	393	2,037	1,032	1,363
Non-cash compensation and deferred compensation costs(3)	6,079	6,218	5,482	988	6,698
One-time special bonus payments(4)	—	—	—	6,222	—
Acquisition earnout costs(5)	—	—	850	450	150
Refinancing costs(6)	—	—	—	48,617	—
Public offering costs(7)	—	—	1,691	2,650	—
Other(8)	—	—	466	—	—

EBITDA As Defined	$374,690	$333,077	$274,708	$194,437	$164,240

(1)	Represents purchase accounting adjustments to inventory associated with the acquisitions of various businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans. The amount reflected above for the fiscal year ended September 30, 2006 includes (i) a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two of our deferred compensation plans during such period and (ii) expense recognized by us under a new deferred compensation plan adopted by us during such period.
(4)	Represents the aggregate amount of one-time special bonuses paid on November 10, 2005 to members of management. On November 10, 2005, we entered into an amendment to our former senior secured credit facility pursuant to which the lenders thereunder agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.
(5)	Represents the amount recognized for an earnout payment pursuant to the terms of the retention agreement entered into in connection with the acquisition of substantially all of the assets of Skurka Engineering Company in December 2004. Pursuant to the November 10, 2005 amendment to our former senior secured credit facility described above, the lenders thereunder agreed to exclude earnout payments and deferred purchase price payments made in connection with certain permitted acquisitions from the calculation of EBITDA As Defined.
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

(10)	Represents costs and expenses incurred by TD Group related to the initial public offering in March 2006 or the secondary offering in May 2007.
(11)	Represents the write-down of certain property to its fair value that was reclassified as held for sale in fiscal 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-35 of this Report.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2009 and in connection with the preparation of the Original Filing, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures were effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

In connection with the restatement of TD Group’s consolidated financial statements discussed in the Explanatory Note to this Form 10-K/A, TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of TD Group’s disclosure controls and procedures as of September 30, 2009 and determined that there was a material weakness in our internal control over financial reporting as of that date. Based on that reevaluation and solely because of the material weakness described below, TD Group’s Chief Executive Officer and Chief Financial Officer have concluded that TD Group’s disclosure controls and procedures were not effective as of September 30, 2009.

Management’s Report on Internal Control Over Financial Reporting

The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, TD Group’s management assessed the effectiveness of TD Group’s internal control over financial reporting as of September 30, 2009. In the Original Filing, management concluded that TD Group’s internal control over financial reporting was effective as of September 30, 2009. Subsequent to the Original Filing, management identified a material weakness relating to the application of the two-class method in calculating basic and diluted earnings per share. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that TD Group’s internal control over financial reporting was not effective as of September 30, 2009.

The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of internal control over financial reporting of TD Group as of September 30, 2009. This report is included herein.

Remediation of Material Weakness

As of the date hereof, management believes that as a result of the remedial actions described below, the material weakness in internal control over financial reporting has been remediated, and that as of the date hereof, TD Group’s internal controls over financial reporting are effective. Subsequent to the Original Filing, and in connection with the preparation of this Form 10-K/A, we have put in place a review process in order to identify any participating securities and appropriately calculate the effect on basic and diluted earnings per share.

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

In our report dated November 24, 2009, we expressed an unqualified opinion that TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009 based on the COSO criteria. Management has subsequently determined that a deficiency in internal controls related to the application of the two-class method in calculating basic and diluted of earnings per share existed as of the previous assessment date, and has further concluded that such a deficiency represented a material weakness as of September 30, 2009. As a result, management has revised its assessment, as presented in Item 9A, “Management’s Report on Internal Control Over Financial Reporting” to conclude that the Company’s internal control over financial reporting was not effective as of September 30, 2009. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of September 30, 2009, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment, management has identified a material weakness in controls related to the application of the two-class method in calculating basic and diluted earnings per share. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2009 consolidated financial statements and this report does not affect our report dated November 24, 2009, except for Notes 5 and 21 as to which the date is February 10, 2010, on these consolidated financial statements.

In our opinion, because of the effect of the material weakness described above in the achievement of the objectives of the control criteria, TransDigm Group Incorporated has not maintained effective internal control over financial reporting as of September 30, 2009 based on the COSO criteria.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 24, 2009, except for the effects of the

material weakness described in the sixth paragraph

above, as to which the date is February 10, 2010

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed with Report

(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.1	Agreement and Plan of Merger, dated January 9, 2007, among TransDigm Inc., Project Coffee Acquisition Co. and Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed January 10, 2007 (File No. 001-32833)

3.1	Amended and Restated Certificate of Incorporation, filed March 14, 2006, of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.2	Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.6	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.7	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.8	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.9	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

3.10	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.11	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.12	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.13	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.14	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.15	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.16	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.17	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.18	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.19	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.20	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)

3.21	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.22	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.23	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.24	Operating Agreement of CDA InterCorp LLC.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.25	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.26	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.27	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.28	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.29	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.30	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.31	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.32	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.33	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.34	Bylaws of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.35	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.36	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.37	Certificate of Incorporation, filed May 17, 2006, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.38	Certificate of Amendment of Certificate of Incorporation, filed January 19, 2007, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.39	Bylaws of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.40	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.41	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.42	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.43	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.44	Articles of Incorporation, filed February 6, 2006 of Bruce Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.45	Bylaws of Bruce Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.46	Certificate of Formation, filed September 30, 2009, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 24, 2009 (File No. 001-32833)

3.47	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 24, 2009 (File No. 001-32833)

3.48	Certificate of Incorporation, filed September 20, 1960, of Aircraft Parts Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 4, 2009 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.49	Bylaws of Aircraft Parts Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 4, 2009 (File No. 001-32833)

3.50	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.51	Bylaws of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)

4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

4.2	Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

4.3	First Supplemental Indenture, dated November 2, 2006, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

4.4	Second Supplemental Indenture, dated February 7, 2007, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

4.5	Third Supplemental Indenture, dated June 29, 2007, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

4.6	Fourth Supplemental Indenture, dated August 10, 2007, to Indenture, dated June 23, 2006, among TransDigm, Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form 8-K filed August 16, 2007 (File No.001-32833)

4.7	Fifth Supplemental Indenture, dated May 7, 2008, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.8	Sixth Supplemental Indenture, dated December 16, 2008, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 18, 2008 (File No. 001-32833)

4.9	Seventh Supplemental Indenture, dated July 27, 2009, to Indenture dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 29, 2009 (File No. 001-32833)

4.10	Indenture, dated as of October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

4.11	Registration Rights Agreement, dated October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse Securities (USA) LLC, as representative for the several initial purchasers	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

4.12	Form 7 3/4% Senior Subordinated Notes due 2014	Included in Exhibit 4.2

10.1	Amended and Restated Employment Agreement, dated June 3, 2008, between W. Nicholas Howley and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2008 (File No. 001-32833)

10.2	Amended and Restated Employment Agreement, dated October 29, 2008, between Raymond Laubenthal and TransDigm Group Incorporated *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 30, 2008 (File No. 333-130483)

10.3	Amended and Restated Employment Agreement, dated October 29, 2008, between Gregory Rufus and TransDigm Group Incorporated *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 30, 2008 (File No. 333-130483)

10.4	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan *	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.5	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.6	Letter, dated February 24, 2006, from David Barr, Member of the Compensation Committee of the Board of Directors of TransDigm Group Incorporated, to W. Nicholas Howley, Chief Executive Officer of TransDigm Group Incorporated *	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

10.7	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 7, 2008 (File No. 001-32833)

10.8	Amendment No. 3 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)

10.9	TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

10.10	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.11	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to Schedule 14A filed June 6, 2008 (File No. 001-32833)

10.12	Amended and Restated TD Holding Corporation Dividend Equivalent Plan *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.13	Second Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)

10.14	Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

10.15	Amended and Restated TransDigm Inc. Executive Retirement Savings Plan *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.16	TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2008 (File No. 333-130483)

10.17	Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)

10.18	Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.19	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the rollover options granted to such executive *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.20	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the time vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO) *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.21	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the performance vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO) *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.22	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the time vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO) *	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

10.23	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the performance vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO) *	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

10.24	Form of Option Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File no. 333-130483)

10.25	Form of Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 21, 2008 (File No. 333-130483)

10.26	Form of Restricted Stock Award Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 8, 2007 (File No. 001-32833)

10.27	Amended and Restated Stock Option Agreement dated June 2004 between TransDigm Group Incorporated and Michael Graff	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

10.28	First Amendment to Amended and Restated Stock Option Agreement dated October 5, 2009 between TransDigm Group Incorporated and Michael Graff	Filed with Exhibit 10.27

10.29	Tax Sharing Agreement, dated July 22, 2003, among TD Holding Corporation, TransDigm Holding Company, TransDigm Inc. and such direct and indirect subsidiaries of TD Holding Corporation that are listed on Exhibit A thereto	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed October 30, 2003 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.30	Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electrical Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed on June 28, 2006 (File No. 001-32833)

10.31	Amendment No. 1. Consent and Agreement, dated January 25, 2007, to the Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electric Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed February 13, 2007 (File No. 333-130483)

10.32	Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

10.33	Supplement No. 1, dated November 2, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

10.34	Supplement No. 2, dated February 7, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.35	Supplement No. 3, dated June 29, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

10.36	Supplement No. 4, dated September 10, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 11, 2007 (File No. 001-32833)

10.37	Supplement No. 5 dated May 7, 2008, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

10.38	Supplement No. 6 dated December 16, 2008, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 18, 2008 (File No. 001-32833)

10.39	Supplement No. 7 dated July 27, 2009, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 29, 2009 (File No. 001-32833)

10.40	Joinder Agreement, dated November 2, 2006, between CDA InterCorp and Credit Suisse, as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

10.41	Joinder Agreement, dated February 7, 2007, among Aviation Technologies, Inc., Avtech Corporation, Transicoil Corp., West Coast Specialties, Inc., Malaysian Aerospace Services, Inc. and Credit Suisse as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

10.42	Joinder Agreement dated June 29, 2007, between AeroControlex Group, Inc. and Credit Suisse, as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

10.43	Joinder Agreement dated September 10, 2007, between Bruce Aerospace Inc. and Bruce Industries, Inc. and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 11, 2007 (File No. 001-32833)

10.44	Joinder Agreement dated May 7, 2008, between CEF Industries, Inc., and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.45	Joinder Agreement dated December 16, 2008, between Aircraft Parts Corporation and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 18, 2008 (File No. 001-32833)

10.46	Joinder Agreement dated July 27, 2009, between Acme Aerospace, Inc., and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 29, 2009 (File No. 001-32833)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 24, 2009 (File No. 001-32833)

21.1	Subsidiaries of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 24, 2009 (File No. 001-32833)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSDIGM GROUP INCORPORATED

Date: February 10, 2010	By:	/s/ GREGORY RUFUS
	Name:	Gregory Rufus
	Title:	Executive Vice President, Chief Financial Officer and Secretary

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

As discussed in Note 5, Earnings per Share (Restated), the consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2009, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is February 10, 2010, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 24, 2009, except for Notes 5 and 21

as to which the date is February 10, 2010

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

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Fiscal Years Ended
	2009	2008	2007
NET SALES	$761,552	$713,711	$592,798
COST OF SALES	332,206	327,780	283,766

GROSS PROFIT	429,346	385,931	309,032
OPERATING EXPENSES:
Selling and administrative	80,018	74,650	62,890
Amortization of intangibles	13,928	12,002	12,304

Total operating expenses	93,946	86,652	75,194

INCOME FROM OPERATIONS	335,400	299,279	233,838
INTEREST EXPENSE—Net	84,398	92,677	91,767

INCOME BEFORE INCOME TAXES	251,002	206,602	142,071
INCOME TAX PROVISION	88,100	73,476	53,426

NET INCOME	$162,902	$133,126	$88,645

Earnings per share, as restated:
Basic	$3.10	$2.56	$1.75
Diluted	$3.10	$2.56	$1.75
Denominator for basic and diluted earnings per share, as restated	52,539	52,098	50,564
Net earnings per share, as reported:
Basic	$3.36	$2.78	$1.94
Diluted	$3.23	$2.65	$1.83

Weighted-average shares outstanding, as reported:
Basic	48,481	47,856	45,630
Diluted	50,459	50,202	48,542

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

Earnings per Share—Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). Our vested stock options are considered “participating securities” because they include non-forfeitable rights to dividends. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method.

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

5.	EARNINGS PER SHARE (RESTATED)

We restated our basic and diluted earnings per share and weighted average shares outstanding calculations to give effect to participating securities under the two-class method of calculating earnings per share. Historically, the Company had utilized the “treasury stock method” in order to give effect to outstanding “in-the-money” stock options. Under the two-class method, securities that participate in dividends, such as the Company’s outstanding stock options which include non-forfeitable rights to dividends, are considered “participating securities.”

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2009	2008	2007
Numerator for earnings per share:
Net income	$162,902	$133,126	$88,645

Denominator for basic and diluted earnings per share, as restated:
Weighted average common shares outstanding	48,481	47,856	45,630
Vested options deemed participating securities	4,058	4,242	4,934

Total shares for basic and diluted earnings per share	52,539	52,098	50,564

Earnings per share, as restated:
Basic	$3.10	$2.56	$1.75

Diluted	$3.10	$2.56	$1.75

Earnings per share, as reported:
Basic	$3.36	$2.78	$1.94

Diluted	$3.23	$2.65	$1.83

Weighted average shares outstanding, as reported:
Basic	48,481	47,856	45,630

Diluted	50,459	50,202	48,542

6.	SALES AND TRADE ACCOUNTS RECEIVABLE

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

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at September 30 (in thousands):

	2009	2008
Interest rate swap agreements, net of taxes of $2.9 million for 2009 and $0.2 million for 2008	$(4,890)	$416
Unamortized pension benefits, net of taxes of $0.3 million for 2009	(628)	(7)
Other	9	36

Total	$(5,509)	$445

20.	QUARTERLY FINANCIAL DATA (UNAUDITED) (EARNINGS PER SHARE RESTATED)

	First Quarter Ended December 27, 2008	Second Quarter Ended March 28, 2009	Third Quarter Ended June 27, 2009	Fourth Quarter Ended September 30, 2009
	(in thousands, except per share amounts)
Year Ended September 30, 2009
Net sales	$181,276	$193,047	$189,875	$197,354
Gross profit	104,288	108,811	107,851	108,396
Net income	39,599	40,304	41,388	41,611
Basic earnings per share, as restated	$0.75	$0.77	$0.79	$0.79
Diluted earnings per share, as restated	$0.75	$0.77	$0.79	$0.79
Basic earnings per share, as reported	$0.81	$0.84	$0.86	$0.85
Diluted earnings per share, as reported	$0.78	$0.80	$0.82	$0.82

	First Quarter Ended December 29, 2007	Second Quarter Ended March 29, 2008	Third Quarter Ended June 28, 2008	Fourth Quarter Ended September 30, 2008
	(in thousands, except per share amounts)
Year Ended September 30, 2008
Net sales	$163,136	$175,285	$186,052	$189,238
Gross profit	88,092	93,919	100,482	103,438
Net income	26,968	32,170	35,999	37,989
Basic earnings per share, as restated	$0.52	$0.62	$0.69	$0.72
Diluted earnings per share, as restated	$0.52	$0.62	$0.69	$0.72
Basic earnings per share, as reported	$0.57	$0.68	$0.75	$0.78
Diluted earnings per share, as reported	$0.54	$0.64	$0.72	$0.75

21.	SUBSEQUENT EVENTS

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

The Company has evaluated the period beginning September 30, 2009 through November 24, 2009, the date the Company’s annual financial statements were originally issued. The Company has extended the date of its evaluation through February 10, 2010 and concluded there were no other events or transactions occurring during this period that required recognition or additional disclosure in the financial statements.

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

TRANSDIGM GROUP INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007

(Amounts in Thousands)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions from Reserve(1)	Balance at End of Period
Year Ended September 30, 2009
Allowance for doubtful accounts	$2,182	$636	$295	$665	$2,448
Reserve for excess and obsolete inventory	15,862	2,537	634	2,015	17,018
Year Ended September 30, 2008
Allowance for doubtful accounts	2,223	369	—	410	2,182
Reserve for excess and obsolete inventory	14,467	2,440	591	1,636	15,862
Year Ended September 30, 2007
Allowance for doubtful accounts	1,160	661	777	375	2,223
Reserve for excess and obsolete inventory	7,894	2,997	6,197	2,621	14,467

(1)	The amounts in this column represent charge-offs net of recoveries.

EXHIBIT INDEX

TO FORM 10-K/A FOR THE YEAR ENDED SEPTEMBER 30, 2009

EXHIBIT NO.	DESCRIPTION
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.