Form 10-Q
period 2010-01-02
TransDigm Group INC
filed 2010-02-10
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 2, 2010.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 49,029,140 as of January 29, 2010.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	January 2, 2010	September 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$161,956	$190,167
Trade accounts receivable - Net	103,406	106,446
Inventories	175,718	167,766
Deferred income taxes	17,500	18,700
Prepaid expenses and other	9,713	11,675

Total current assets	468,293	494,754
PROPERTY, PLANT AND EQUIPMENT - Net	100,850	96,751
GOODWILL	1,520,137	1,462,310
TRADEMARKS AND TRADE NAMES	183,156	176,156
OTHER INTANGIBLE ASSETS - Net	204,567	196,765
DEBT ISSUE COSTS - Net	22,515	24,089
OTHER	5,376	3,615

TOTAL ASSETS	$2,504,894	$2,454,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,524	$44,680
Accrued liabilities	73,846	55,072

Total current liabilities	101,370	99,752
LONG-TERM DEBT	1,770,068	1,356,761
DEFERRED INCOME TAXES	163,974	162,745
OTHER NON-CURRENT LIABILITIES	28,470	16,020

Total liabilities	2,063,882	1,635,278

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 49,505,107 and 49,448,028 at January 2, 2010 and September 30, 2009, respectively	495	494
Additional paid-in capital	402,199	388,772
Retained earnings	58,727	450,647
Accumulated other comprehensive loss	(5,167)	(5,509)
Treasury stock, at cost- 494,100 shares at January 2, 2010 and September 30, 2009	(15,242)	(15,242)

Total stockholders’ equity	441,012	819,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,504,894	$2,454,440

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN WEEK PERIODS ENDED

JANUARY 2, 2010 AND DECEMBER 27, 2008

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	January 2, 2010	December 27, 2008
NET SALES	$184,278	$181,276
COST OF SALES	81,219	76,988

GROSS PROFIT	103,059	104,288
OPERATING EXPENSES:
Selling and administrative	22,466	18,176
Amortization of intangibles	4,140	3,224

Total operating expenses	26,606	21,400

INCOME FROM OPERATIONS	76,453	82,888
INTEREST EXPENSE - Net	28,515	21,982

INCOME BEFORE INCOME TAXES	47,938	60,906
INCOME TAX PROVISION	17,180	21,307

NET INCOME	$30,758	$39,599

NET INCOME APPLICABLE TO COMMON STOCK	$445	$39,599

Net earnings per share - see Note 5:
Basic and diluted	$0.01	$0.75
Cash dividends paid per common share	$7.65	$—
Weighted-average shares outstanding:
Basic and diluted	52,869	52,809

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 2, 2010

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total
	Number of Shares	Par Value				Number of Shares	Value
BALANCE, OCTOBER 1, 2009	49,448,028	$494	$388,772	$450,647	$(5,509)	(494,100)	$(15,242)	$819,162
Dividends paid	—	—	—	(404,868)	—	—	—	(404,868)
Unvested dividend equivalent payments	—	—	—	(17,810)	—	—	—	(17,810)
Compensation expense recognized for stock options	—	—	1,621	—	—	—	—	1,621
Excess tax benefits related to share-based payment arrangements	—	—	11,231	—	—	—	—	11,231
Exercise of stock options	57,079	1	568	—	—	—	—	569
Restricted stock compensation	—	—	7	—	—	—	—	7
Comprehensive income:								—
Net income	—	—	—	30,758	—	—	—	30,758
Interest rate swap	—	—	—	—	314	—	—	314
Other comprehensive income	—	—	—	—	28	—	—	28

Comprehensive income								31,100

BALANCE, JANUARY 2, 2010	49,505,107	$495	$402,199	$58,727	$(5,167)	(494,100)	$(15,242)	$441,012

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended
	January 2, 2010	December 27, 2008
OPERATING ACTIVITIES:
Net income	$30,758	$39,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,476	3,489
Amortization of intangibles	4,140	3,224
Amortization of debt issue costs, note premium and discount	1,878	813
Non-cash equity compensation	1,628	808
Excess tax benefits related to share-based payment arrangements	(11,231)	(714)
Deferred income taxes	1,500	2,006
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	8,886	(2,964)
Inventories	4,260	(6,173)
Income taxes receivable/payable	16,610	16,259
Other assets	(3,840)	(787)
Accounts payable	(9,891)	269
Accrued and other liabilities	11,423	10,391

Net cash provided by operating activities	59,597	66,220

INVESTING ACTIVITIES:
Capital expenditures	(3,493)	(1,733)
Acquisition of businesses	(95,750)	(66,419)

Net cash used in investing activities	(99,243)	(68,152)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	11,231	714
Proceeds from exercise of stock options	569	560
Dividends paid	(404,868)	—
Proceeds from senior subordinated notes-net of discount and financing fees	404,503	—
Treasury stock purchased	—	(9,095)

Net cash provided by (used in) financing activities	11,435	(7,821)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,211)	(9,753)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	190,167	159,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$161,956	$149,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,799	$11,193

Cash paid during the period for income taxes	$150	$2,920

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEK PERIODS ENDED JANUARY 2, 2010 AND DECEMBER 27, 2008

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS

Description of the Business – TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries, AeroControlex Group, Inc., MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace LLC, Avionic Instruments LLC, Skurka Aerospace Inc., CDA InterCorp LLC, Avtech Corporation, Transicoil LLC, Transicoil (Malaysia) Sendirian Berhad, Bruce Aerospace, Inc., CEF Industries, LLC, Acme Aerospace, Inc. and Dukes Aerospace, Inc. (collectively, with TD Group, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and components, gear pumps, specialized valves, engineered connectors, power conditioning devices, specialized fluorescent lighting, specialized AC/DC electric motors, aircraft audio systems, engineered latches and cockpit security devices, lavatory hardware and components, hold open rods and locking devices, specialized cockpit displays, elastomers, NiCad batteries/chargers, and starter generators and related components.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2009 included in TD Group’s Form 10-K dated November 24, 2009 and Form 10-K/A dated February 10, 2010. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2009 condensed consolidated balance sheet was derived from the TD Group’s audited financial statements. The results of operations for the thirteen week period ended January 2, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company has evaluated subsequent events through the time of filing of these condensed consolidated financial statements, and concluded there were no events or transactions occurring during this period that required recognition or additional disclosure in the financial statements.

In prior fiscal years, we performed our annual impairment test of goodwill and indefinite-lived intangible assets as of the last day of our fourth quarter. For fiscal 2010, we have changed the measurement date to the first day of our fourth fiscal quarter. As a result of our growth and increase in the number of reporting units, we believe the change in our measurement date is preferable in order to provide additional time to quantify the fair value of our reporting units and to evaluate the results of the impairment testing.

3.	NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued authoritative guidance requiring assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. This guidance also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This authoritative guidance was adopted as of October 1, 2009.

In connection with the acquisition of Dukes Aerospace (discussed further below), TD Group recorded approximately $1.5 million of acquisition-related costs, which are included in selling and administrative expenses for the thirteen week period ended January 2, 2010.

4.	ACQUISITIONS

Dukes Aerospace – On December 2, 2009, TransDigm Inc. acquired substantially all the assets of Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $96 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. Dukes Aerospace is a supplier of proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Dukes Aerospace, and therefore the condensed consolidated balance sheet at January 2, 2010 reflects a preliminary purchase price allocation for the business. The Company expects that the approximately $57 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Woodward HRT Product Line – On August 10, 2009, TransDigm Inc., through its AeroControlex Group Inc. subsidiary, acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company (“Woodward HRT product line”) for approximately $48 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. The product line comprises a range of highly engineered fuel and pneumatic valves and surge suppressors, the majority of which are used on military rotary and fixed wing aircraft, all of which fit well with TransDigm’s overall business direction. Woodward Governor had recently acquired the Woodward HRT product line as part of its acquisition of HR Textron, Inc. The Company expects that the $26 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Acme Aerospace – On July 24, 2009, TransDigm Inc. acquired all of the outstanding capital stock of Acme Aerospace, Inc. (“Acme”) for approximately $40.9 million in cash, which includes a purchase price adjustment of $0.2 million paid in October 2009. Acme is a designer and manufacturer of proprietary, highly engineered components to the commercial aerospace industry, comprising primarily fibrous nickel cadmium main ship batteries, battery chargers, battery back-up systems and power conversion equipment. These products fit well with TransDigm’s overall business direction. The Company expects that the $31 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Aircraft Parts Corporation – On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $66.9 million in cash, net of a purchase price adjustment of $0.7 million received in November 2009. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction. The Company expects that the $49 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions of Dukes Aerospace, the Woodward HRT product line, Acme Aerospace and APC (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of Acme, Woodward HRT product line and Dukes Aerospace; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, had they occurred at the beginning of the thirteen week periods ended January 2, 2010 and December 27, 2008, respectively, are not significant and, accordingly, are not provided.

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

5.	EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended
	January 2, 2010	December 27, 2008
Numerator for earnings per share:
Net Income	$30,758	$39,599
Less dividends paid on participating securities	(30,313)	—

Net income applicable to common stock - basic and diluted	$445	$39,599

Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	48,983	48,603
Vested options deemed participating securities	3,886	4,206

Total shares for basic and diluted earnings per share	52,869	52,809

Basic and diluted earnings per share	$0.01	$0.75

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 8% of the inventory was valued under the LIFO method at January 2, 2010.

Inventories consist of the following (in thousands):

	January 2, 2010	September 30, 2009
Work-in-progress and finished goods	$72,738	$78,423
Raw materials and purchased component parts	119,147	104,729

Total	191,885	183,152
Reserve for excess and obsolete inventory	(17,649)	(17,018)
LIFO reserve	1,482	1,632

Inventories - net	$175,718	$167,766

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	January 2, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$238,873	$44,138	$194,735	$228,884	$41,276	$187,608
Order backlog	23,340	20,051	3,289	21,340	18,914	2,426
License agreement	9,373	3,405	5,968	9,373	3,272	6,101
Other	1,600	1,025	575	1,600	970	630

Total	$273,186	$68,619	$204,567	$261,197	$64,432	$196,765

The total carrying amount of identifiable intangible assets not subject to amortization consisted of trademarks and trade names in the amount of $183.2 million and $176.2 million at January 2, 2010 and September 30, 2009, respectively.

Intangible assets acquired during the thirteen week period ended January 2, 2010 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$56,836
Trademarks and trade names	7,000

	63,836

Intangible assets subject to amortization:
Unpatented technology	10,000	20 years
Order backlog	2,000	1 year

	12,000	17 years

Total	$75,836

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended January 2, 2010 and December 27, 2008 was approximately $4.1 million and $3.2 million, respectively. The estimated amortization expense for fiscal 2010 is $15.5 million and for each of the five succeeding years 2011 through 2015 is $14.1 million, $13.8 million, $13.8 million, $13.8 million and $13.8 million, respectively.

The following is a summary of changes in the carrying value of goodwill from September 30, 2009 through January 2, 2010 (in thousands):

Balance, September 30, 2009	$1,462,310
Goodwill acquired during the year	56,836
Other	991

Balance, January 2, 2010	$1,520,137

8.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirteen Week Periods Ended
	January 2, 2010	December 27, 2008
Liability balance at beginning of period	$9,419	$6,255
Accruals for warranties issued	606	838
Warranty costs incurred	(1,252)	(583)
Acquisitions	386	681

Liability balance at end of period	$9,159	$7,191

9.	SENIOR SUBORDINATED NOTES AND SPECIAL CASH DIVIDEND PAYMENTS

In October 2009 TD Group’s wholly owned subsidiary, TransDigm Inc., completed the offering of $425 million of 7 3/4% senior subordinated notes due 2014 at a discount, receiving net proceeds of $412.8 million. After the payment of debt issue fees and expenses, the net proceeds amounted to approximately $404.5 million. TransDigm Inc. used the net proceeds from the offering of the notes to make a cash distribution to TD Group which, in turn, made a special cash dividend to its stockholders of $7.65 per share and cash dividend equivalent payments (“Dividend Equivalent Payments”) to holders of options to purchase its common stock. The special cash dividend amounting to $374.6 million was paid on October 26, 2009 and the Dividend Equivalent Payments amounting to approximately $30.3 million were paid in October and November 2009.

10.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended January 2, 2010 and December 27, 2008, the effective income tax rate was 35.8% and 35.0%, respectively. The lower effective tax rate for the prior period was primarily due to the retroactive reinstatement of the research and development tax credit. The retroactive benefit for the previously expired period from January 1, 2008 to September 30, 2008 is reflected as a discrete item in the thirteen week period ended December 27, 2008.

TD Group and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various state and local jurisdictions. The Internal Revenue Service is conducting an examination of the Company’s fiscal years 2007 and 2008. In addition, the Company is subject to state and local income tax examinations for fiscal years 2005 through 2009.

At January 2, 2010 and September 30, 2009, TD Group had $3.2 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $2.1 million on the effective tax rate. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

11.	FAIR VALUE MEASUREMENTS

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		January 2, 2010		September 30, 2009
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$161,956	$161,956	$190,167	$190,167
Liabilities:
Long-term debt:
Term loans	2	780,000	745,000	780,000	749,000
7 3/4% Senior Subordinated Notes	2	990,068	1,010,000	576,761	571,000
Interest rate swap (1)	2	7,300	7,300	7,787	7,787

(1)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.

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

12.	DERIVATIVES AND HEDGING ACTIVITIES

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

Interest rate swap agreements are used to manage interest rate risk associated with floating-rate borrowings under our senior secured credit facility of $780 million. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration dates of the agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amounts. These derivative instruments qualify as effective cash flow hedges under GAAP. For these hedges, the effective portion of the gain or loss from the financial instrument is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affects earnings.

At January 2, 2010, one agreement was in place to swap variable interest rates on our senior secured credit facility for a fixed interest rate for the notional amount of $300 million through March 23, 2011. This interest rate swap agreement effectively converts the variable rate interest on the notional amount of our senior secured credit facility to a fixed rate of 3.04% plus the 2% margin percentage, over the term of the agreement.

An additional interest rate swap agreement on a notional amount of $150 million expired on June 23, 2009. This interest rate swap agreement effectively converted the variable rate interest on the notional amount of our senior secured credit facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

13.	COMPREHENSIVE INCOME

Comprehensive income, which primarily includes adjustments for changes in the fair values of the interest rate swap agreements on a net of tax basis, was approximately $31.1 million and $31.7 million for the thirteen week periods ended January 2, 2010 and December 27, 2008, respectively.

14.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% senior subordinated notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the applicable indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of January 2, 2010 and September 30, 2009 and its statements of income and cash flows for the thirteen week periods ended January 2, 2010 and December 27, 2008 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, and (iv) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 2, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,983	$151,976	$(3)	$—	$161,956
Trade accounts receivable - Net	—	8,075	95,924	(593)	103,406
Inventories	—	18,420	157,513	(215)	175,718
Deferred income taxes	—	17,500	—	—	17,500
Prepaid expenses and other	—	853	8,860	—	9,713

Total current assets	9,983	196,824	262,294	(808)	468,293
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	431,029	2,220,977	717,515	(3,369,521)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,147	85,703	—	100,850
GOODWILL	—	68,957	1,451,180	—	1,520,137
TRADEMARKS AND TRADE NAMES	—	19,376	163,780	—	183,156
OTHER INTANGIBLE ASSETS - Net	—	9,829	194,738	—	204,567
DEBT ISSUE COSTS - Net	—	22,515	—	—	22,515
OTHER	—	2,321	3,055	—	5,376

TOTAL ASSETS	$441,012	$2,555,946	$2,878,265	$(3,370,329)	$2,504,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$5,073	$23,043	$(592)	$27,524
Accrued liabilities	—	42,767	31,079	—	73,846

Total current liabilities	—	47,840	54,122	(592)	101,370
LONG-TERM DEBT	—	1,770,068	—	—	1,770,068
DEFERRED INCOME TAXES	—	163,974	—	—	163,974
OTHER NON-CURRENT LIABILITIES	—	25,033	3,437	—	28,470

Total liabilities	—	2,006,915	57,559	(592)	2,063,882

STOCKHOLDERS’ EQUITY	441,012	549,031	2,820,706	(3,369,737)	441,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$441,012	$2,555,946	$2,878,265	$(3,370,329)	$2,504,894

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2009

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,388	$173,630	$1,149	$—	$190,167
Trade accounts receivable - Net	—	10,519	96,498	(571)	106,446
Inventories	—	19,727	148,264	(225)	167,766
Deferred income taxes	—	18,700	—	—	18,700
Prepaid expenses and other	—	5,097	6,578	—	11,675

Total current assets	15,388	227,673	252,489	(796)	494,754
INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	803,774	2,124,389	668,574	(3,596,737)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,176	81,575	—	96,751
GOODWILL	—	68,201	1,394,109	—	1,462,310
TRADEMARKS AND TRADE NAMES	—	19,376	156,780	—	176,156
OTHER INTANGIBLE ASSETS - Net	—	9,980	186,785	—	196,765
DEBT ISSUE COSTS - Net	—	24,089	—	—	24,089
OTHER	—	2,134	1,481	—	3,615

TOTAL ASSETS	$819,162	$2,491,018	$2,741,793	$(3,597,533)	$2,454,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$17,595	$27,655	$(570)	$44,680
Accrued liabilities	—	19,860	35,212	—	55,072

Total current liabilities	—	37,455	62,867	(570)	99,752
LONG-TERM DEBT	—	1,356,761	—	—	1,356,761
DEFERRED INCOME TAXES	—	162,745	—	—	162,745
OTHER NON-CURRENT LIABILITIES	—	12,281	3,739	—	16,020

Total liabilities	—	1,569,242	66,606	(570)	1,635,278

STOCKHOLDERS’ EQUITY	819,162	921,776	2,675,187	(3,596,963)	819,162

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$819,162	$2,491,018	$2,741,793	$(3,597,533)	$2,454,440

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 2, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$13,191	$171,868	$(781)	$184,278
COST OF SALES	—	7,870	73,869	(520)	81,219

GROSS PROFIT	—	5,321	97,999	(261)	103,059
OPERATING EXPENSES:
Selling and administrative	—	7,659	15,078	(271)	22,466
Amortization of intangibles	—	156	3,984	—	4,140

Total operating expenses	—	7,815	19,062	(271)	26,606

INCOME FROM OPERATIONS	—	(2,494)	78,937	10	76,453
OTHER INCOME (EXPENSES):
Interest expense - net	—	(27,986)	(529)	—	(28,515)
Equity in income of subsidiaries	30,758	50,286	—	(81,044)	—

INCOME BEFORE INCOME TAXES	30,758	19,806	78,408	(81,034)	47,938
INCOME TAX PROVISION (BENEFIT)	—	(10,952)	28,132	—	17,180

NET INCOME	$30,758	$30,758	$50,276	$(81,034)	$30,758

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JANUARY 2, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET CASH PROVIDED BY
OPERATING ACTIVITIES	$321	$9,585	$49,691	$—	$59,597
INVESTING ACTIVITIES:
Capital expenditures	—	(456)	(3,037)	—	(3,493)
Acquisition of businesses	—	(95,750)	—	—	(95,750)

Net cash used in investing activities	—	(96,206)	(3,037)	—	(99,243)

FINANCING ACTIVITIES:
Intercompany activities	387,342	(339,536)	(47,806)	—	—
Excess tax benefits related to share-based payment arrangements	11,231	—	—	—	11,231
Proceeds from exercise of stock options	569	—	—	—	569
Dividends paid	(404,868)	—	—	—	(404,868)
Proceeds from senior subordinated notes - net of discount and financing fees	—	404,503	—	—	404,503

Net cash provided by (used in) financing activities	(5,726)	64,967	(47,806)	—	11,435

DECREASE IN CASH AND CASH EQUIVALENTS	(5,405)	(21,654)	(1,152)	—	(28,211)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,388	173,630	1,149	—	190,167

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,983	$151,976	$(3)	$—	$161,956

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2008

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$(7,222)	$23,935	$49,507	$—	$66,220
INVESTING ACTIVITIES:
Capital expenditures	—	(267)	(1,466)	—	(1,733)
Acquisitions of businesses	—	(66,419)	—	—	(66,419)

Net cash used in investing activities	—	(66,686)	(1,466)	—	(68,152)

FINANCING ACTIVITIES:
Changes in intercompany activities	14,872	34,825	(49,697)	—	—
Excess tax benefits related to share-based payment arrangements	714	—	—	—	714
Proceeds from exercise of stock options	560	—	—	—	560
Purchase of treasury stock	(9,095)	—	—	—	(9,095)

Net cash provided by (used in) financing activities	7,051	34,825	(49,697)	—	(7,821)

DECREASE IN CASH AND CASH EQUIVALENTS	(171)	(7,926)	(1,656)	—	(9,753)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,552	160,680	(3,170)	—	159,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,381	$152,754	$(4,826)	$—	$149,309

* * * * *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: a decrease in flight hours and our customers’ profitability, both of which are affected by general economic conditions; future terrorist attacks; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier; failure to maintain government or industry approvals; the pricing review by the Department of Defense Office of Inspector General to which certain of our divisions and subsidiaries have been subject; failure to complete or successfully integrate acquisitions; our substantial indebtedness; and other factors. Please refer to the other information included in this Quarterly Report on Form 10-Q and to the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.

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

For the first quarter of fiscal 2010, we generated net sales of $184.3 million and net income of $30.8 million. EBITDA As Defined was $90.4 million, or 49.0% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions

Dukes Aerospace Acquisition

On December 2, 2009, TransDigm Inc. acquired substantially all the assets of Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $96 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. Dukes Aerospace is a supplier of proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction.

Woodward HRT Product Line Acquisition

On August 10, 2009, TransDigm Inc., through its AeroControlex Group Inc. subsidiary, acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company (“Woodward HRT product line”) for approximately $48 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. The product line comprises a range of highly engineered fuel and pneumatic valves and surge suppressors, the majority of which are used on military rotary and fixed wing aircraft, all of which fit well with TransDigm’s overall business direction. Woodward Governor had recently acquired the Woodward HRT product line as part of its acquisition of HR Textron, Inc.

Acme Aerospace Acquisition

On July 24, 2009, TransDigm Inc. acquired all of the outstanding capital stock of Acme Aerospace, Inc. (“Acme”) for approximately $40.9 million in cash, which includes a purchase price adjustment of $0.2 million paid in October 2009. Acme is a designer and manufacturer of proprietary, highly engineered components to the commercial aerospace industry, comprising primarily fibrous nickel cadmium main ship batteries, battery chargers, battery back-up systems and power conversion equipment. These products fit well with TransDigm’s overall business direction.

Aircraft Parts Corporation Acquisition

On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $66.9 million in cash, net of a purchase price adjustment of $0.7 million received in November 2009. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction. APC has since been liquidated and its assets transferred to other business units within the Company.

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

Our management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because securities analysts, investors, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because our revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a financial covenant that measures the ratio of the amount of our secured indebtedness to the amount of our Consolidated EBITDA defined in the same manner as we define EBITDA As Defined herein. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility (and such an event of default could, in turn, result in an event of default under the indentures governing our 7 3/ 4% senior subordinated notes).

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	January 2, 2010	December 27, 2008
Net Income	$30,758	$39,599
Adjustments:
Depreciation and amortization expense	7,616	6,713
Interest expense, net	28,515	21,982
Income tax provision	17,180	21,307

EBITDA	84,069	89,601
Adjustments:
Stock option expense(1)	1,621	795
Integration and purchase accounting adjustments(2)	3,221	817
Acquisition transaction-related expenses(3)	1,450	—
Deferred compensation costs(4)	—	299

EBITDA As Defined	$90,361	$91,512

(1)	Represents the compensation expense recognized by TD Group under our stock option plans.

(2)	Represents costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales when inventory was sold.

(3)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.

(4)	Represents the compensation expense recognized by TD Group under our deferred compensation plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	January 2, 2010	December 27, 2008
Net Cash Provided by Operating Activities	$59,597	$66,220
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(27,448)	(16,995)
Interest expense, net (1)	26,637	21,169
Income tax provision - current	15,680	19,301
Non-cash equity compensation (2)	(1,628)	(808)
Excess tax benefit from exercise of stock options	11,231	714

EBITDA	84,069	89,601
Adjustments:
Stock option expense(3)	1,621	795
Integration and purchase accounting adjustments(4)	3,221	817
Acquisition transaction-related expenses(5)	1,450	—
Deferred compensation costs(6)	—	299

EBITDA As Defined	$90,361	$91,512

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.

(2)	Represents the compensation expense recognized by TD Group under our stock plans.

(3)	Represents the compensation expense recognized by TD Group under our stock option plans.

(4)	Represents costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales when inventory was sold.

(5)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.

(6)	Represents the compensation expense recognized by TD Group under our deferred compensation plans.

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

In prior fiscal years, we performed our annual impairment test of goodwill and indefinite-lived intangible assets as of the last day of our fourth quarter. For fiscal 2010, we have changed the measurement date to the first day of our fourth fiscal quarter. As a result of our growth and increase in the number of reporting units, we believe the change in our measurement date is preferable in order to provide additional time to quantify the fair value of our reporting units and to evaluate the results of the impairment testing.

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2009. There has been no other significant changes to our critical accounting policies during the thirteen week period ended January 2, 2010.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended
	January 2, 2010	December 27, 2008
Net sales	100.0%	100.0%
Cost of sales	44.1	42.5
Selling and administrative expenses	12.2	10.0
Amortization of intangibles	2.2	1.8

Income from operations	41.5	45.7
Interest expense - net	15.5	12.1
Income tax provision	9.3	11.8

Net income	16.7%	21.8%

Changes in Results of Operations

Thirteen week period ended January 2, 2010 compared with the thirteen week period ended December 27, 2008.

•

Net Sales. Net sales increased by $3.0 million, or 1.7%, to $184.3 million for the quarter ended January 2, 2010, from $181.3 million for the comparable quarter last year. Sales of $16.4 million, or 9.0%, resulted from the acquisitions of APC, Acme and the Woodward HRT product line in fiscal 2009 and Dukes Aerospace in fiscal 2010. Organic sales declined by $13.4 million or 7.3% from the prior year. This decline was primarily due to: (i) a decrease of $7.1 million of commercial OEM sales resulting primarily from the impact of the significant decline in production rates in the business jet market resulting from the continued impact of global economic conditions negatively impacting the business jet market, and (ii) a decrease of $9.7 million in commercial aftermarket sales due to the impact of the global economic downturn resulting in a decline in worldwide airline traffic and business jet activity. Partially offsetting the decline in organic commercial sales was an increase of $4.3 million in defense sales primarily due to increased demand for OEM and aftermarket spare parts and repairs across most of our product lines.

•

Cost of Sales. Cost of sales increased by $4.2 million, or 5.5%, to $81.2 million for the quarter ended January 2, 2010 from $77.0 million for the comparable quarter last year. Cost of sales as a percentage of sales increased to 44.1% for the thirteen week period ended January 2, 2010 from 42.5% for the thirteen week period ended December 27, 2008. Cost of sales as a percentage of sales increased primarily due to higher costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales when inventory was sold.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $4.3 million to $22.5 million, or 12.2% of sales, for the quarter ended January 2, 2010 from $18.2 million, or 10.0% of sales, for the comparable quarter last year. The increase in selling and administrative expenses is primarily due to $1.5 million of transaction-related expenses incurred in connection with the acquisition of Dukes Aerospace (See Note 3 in Notes to Condensed Consolidated Financial Statements) as well as the following items: (i) an increase in expense recognized under our stock option plan for stock options issued during November 2008, (ii) higher research and development expenses primarily relating to Airbus A350 and A380 platforms more than offsetting declines in expenses on the Boeing 787, (iii) higher professional fees and (iv) incremental selling and administrative expenses relating to recent acquisitions.

•

Amortization of Intangibles. Amortization of intangibles increased to $4.1 million for the quarter ended January 2, 2010 from $3.2 million for the comparable quarter last year. The net increase of $0.9 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by the order backlog becoming fully amortized in fiscal 2009 relating to prior acquisitions.

•

Interest Expense-net. Interest expense increased $6.5 million, or 29.7%, to $28.5 million for the quarter ended January 2, 2010 from $22.0 million for the comparable quarter last year. The increase in interest expense-net was primarily due to interest expense of approximately $9.2 million attributable to the $425 million of 7 3/4% senior subordinated notes due 2014 issued in October 2009 and a decrease in interest income of $0.8 million. Partially offsetting the increase was lower interest rates on the Company’s existing floating-rate borrowings under its senior secured credit facility. The Company’s weighted average level of outstanding borrowings was approximately $1.78 billion for the quarter ended January 2, 2010 and approximately $1.36 billion for the quarter ended December 27, 2008. The average interest rate decreased to 6.2% for the quarter ended January 2, 2010 from 6.4% during the comparable quarter last year.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 35.8% for the quarter ended January 2, 2010 compared to 35.0% for the quarter ended December 27, 2008. The lower effective tax rate for the prior period was primarily due to the retroactive reinstatement of the research and development tax credit. The retroactive benefit for the previously expired period from January 1, 2008 to September 30, 2008 is reflected as a discrete item in the quarter ended December 27, 2008.

•	Net Income. Net income decreased $8.8 million, or 22.3%, to $30.8 million for the quarter ended January 2, 2010, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share was $0.01 for the quarter ended January 2, 2010 and $0.75 per share for the quarter ended December 27, 2008. Due to the special cash dividend declared and paid during the quarter ended January 2, 2010, the net income for the quarter of $30.8 million was reduced by dividends paid on participating securities of $30.3 million resulting in a net income available to common shareholders of $0.5 million.

Backlog

As of January 2, 2010, the Company estimated its sales order backlog at $427 million compared to an estimated sales order backlog of $429 million as of December 27, 2008. This decrease in backlog of $2 million is mainly due to lower commercial OEM and aftermarket demand including the impact of order cancellations and pushouts as well as significant reductions in business jet production rates. These declines were partially offset by the impact of the acquisitions of Acme, the Woodward HRT product line and Dukes Aerospace. The majority of the purchase orders outstanding as of January 2, 2010 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of January 2, 2010 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $59.6 million of cash from operating activities during the thirteen week period ended January 2, 2010 compared to $66.2 million during the thirteen week period ended December 27, 2008. The decrease of $6.6 million was primarily due to the decrease in income from operations, which was $76.5 million during the thirteen week period ended January 2, 2010 compared to $82.9 million during the thirteen week period ended December 27, 2008.

Investing Activities. Cash used in investing activities was $99.2 million during thirteen week period ended January 2, 2010 consisting primarily of the acquisition of Dukes Aerospace and capital expenditures of $3.5 million. Cash used in investing activities was $68.2 million during thirteen week period ended December 27, 2008 consisting primarily of the acquisition of APC and capital expenditures of $1.7 million.

Financing Activities. Cash provided by financing activities during the thirteen week period ended January 2, 2010 was $11.4 million, which comprised $404.5 million of net proceeds from the issuance of the 7 3/4% senior subordinated notes, $404.9 million of dividends and dividend equivalent payments, and $11.8 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options. Cash used in financing activities during the thirteen week period ended December 27, 2008 was $7.8 million, which related to the purchase of treasury stock of $9.1 million partially offset by the exercise of stock options of $1.3 million.

Description of Current Senior Secured Credit Facility and Indenture

Our senior secured credit facility consists of a $780 million term loan facility, which is fully drawn, and a $200 million revolving loan facility. At January 2, 2010, $198.0 million of the revolving credit facility was available.

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

Long-term financing arrangements also include $1.0 billion of aggregate principal amount of 7 3/4% senior subordinated notes, comprising $575 million of 7 3/4% senior subordinated notes previously issued by TransDigm Inc. and $425 million of 7 3/4% senior subordinated notes issued by TransDigm Inc. in October 2009 (discussed further below). Such notes do not require principal payments prior to their maturity in July 2014.

New 7  3/4% Senior Subordinated Notes

In October 2009, TransDigm issued $425 million aggregate principal amount of 7  3/4% senior subordinated notes at an issue price of 97.125% of the principal amount thereof pursuant to an indenture dated October 6, 2009. The terms of the new 7  3/4 % senior subordinated notes are substantially identical to the terms of the 7 3/4% senior subordinated notes that were issued and sold by TransDigm in June 2006 and February 2007.

The proceeds from the issuance of the new 7  3/4% senior subordinated notes, after the original issue discount, were used to make a cash distribution to TD Group, which paid a special cash dividend to its stockholders of approximately $375 million, made dividend equivalent payments to its holders of stock options of approximately $30 million and paid for transaction-related fees and expenses.

Stock Repurchase

In October 2008, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $50 million in the aggregate. From October 2008 to January 2, 2010, we repurchased a total of 494,100 shares at an aggregate cost of $15.2 million. The stock repurchases to date were made in the first and second quarters of fiscal 2009. No repurchases were made under the program during the quarter ended January 2, 2010.

New Accounting Standards

In December 2007, the FASB issued authoritative guidance requiring assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. This guidance also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. This authoritative guidance was adopted as of October 1, 2009.

In connection with the acquisition of Dukes Aerospace, TD Group recorded approximately $1.5 million of acquisition-related costs, which are included in selling and administrative expenses for the thirteen week period ended January 2, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At January 2, 2010, we had borrowings under our senior secured credit facility of $780 million that were subject to interest rate risk. Borrowings under our senior secured credit facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our senior secured credit facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our senior secured credit facility by approximately $7.8 million based on the amount of outstanding borrowings at January 2, 2010. The weighted average interest rate on the $780 million of borrowings under our senior secured credit facility on January 2, 2010 was 2.25%.

At January 2, 2010, we had an agreement in place to swap variable interest rates on our senior secured credit facility for fixed interest rates through March 23, 2011 for the notional amount of $300 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At January 2, 2010, the fair value of the interest rate swap agreement was a liability of $7.3 million.

The fair value of the $780 million aggregate principal amount of borrowings under the senior secured credit facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $745 million at January 2, 2010 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.0 billion aggregate principal amount of our 7 3/4% senior subordinated notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1.0 billion at January 2, 2010 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

TD Group maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. TD Group carried out an evaluation, as of January 2, 2010, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. In designing and evaluating disclosure controls and procedures, TD Group’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in designing and evaluating the controls and procedures.

In its evaluation, management identified a material weakness relating to the application of the two-class method in calculating basic and diluted earnings per share. Solely as a result of this material weakness, management concluded that TD Group’s internal control over financial reporting was not effective as of January 2, 2010. However, as of the date hereof, management believes that as a result of the remedial actions described below, we have remediated the material weakness in TD Group’s disclosure controls and procedures, and that as of the date hereof, TD Group’s disclosure controls and procedures are effective. Subsequent to January 2, 2010, and in connection with the filing of this Form 10-Q, TD Group has put in place a review process in order to identify any participating securities and appropriately calculate the effect on basic and diluted earnings per share, and TD Group believes, as of the date hereof, that the material weakness has been remediated.

Changes in Internal Control over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirteen week period ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There have been no material changes to the risk factors set forth therein.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At January 2, 2010, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85. No repurchases were made under the program during the quarter ended January 2, 2010.

ITEM 6.	Exhibits

4.1	Indenture, dated as of October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed October 6, 2009).

4.2	Eighth Supplemental Indenture, dated as of December 2, 2009, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed December 4, 2009).

4.3	First Supplemental Indenture, dated as of December 2, 2009, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed December 4, 2009).

10.1	Supplement No. 8, dated as of December 2, 2009, between Dukes Aerospace, Inc. and Credit Suisse, as collateral agent and administrative agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent. (Incorporated by reference to Form 8-K filed December 4, 2009).

10.2	Joinder Agreement, dated as of December 2, 2009, between Dukes Aerospace, Inc. and Credit Suisse, as agent. (Incorporated by reference to Form 8-K filed December 4, 2009).

10.3	Description of amendments to option agreements made November 16, 2009.

10.4	Form of Amendment to Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan * (Incorporated by reference to Form 8-K filed December 21, 2009).

18.1	Letter from Ernst & Young LLP regarding change in accounting principle.

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan contract or arrangement

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 10, 2010

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 10, 2010

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JANUARY 2, 2010

EXHIBIT NO.	DESCRIPTION

4.1	Indenture, dated as of October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed October 6, 2009).

4.2	Eighth Supplemental Indenture, dated as of December 2, 2009, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed December 4, 2009).

4.3	First Supplemental Indenture, dated as of December 2, 2009, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed December 4, 2009).

10.1	Supplement No. 8, dated as of December 2, 2009, between Dukes Aerospace, Inc. and Credit Suisse, as collateral agent and administrative agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent. (Incorporated by reference to Form 8-K filed December 4, 2009).

10.2	Joinder Agreement, dated as of December 2, 2009, between Dukes Aerospace, Inc. and Credit Suisse, as agent. (Incorporated by reference to Form 8-K filed December 4, 2009).

10.3	Description of amendments to option agreements made November 16, 2009.

10.4	Form of Amendment to Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan * (Incorporated by reference to Form 8-K filed December 21, 2009).

18.1	Letter from Ernst & Young LLP regarding change in accounting principle.

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan contract or arrangement