Form 10-Q
period 2010-04-03
TransDigm Group INC
filed 2010-05-11
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 3, 2010.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 49,243,221 as of April 30, 2010.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	April 3, 2010	September 30, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$187,349	$190,167
Trade accounts receivable - Net	112,348	106,446
Inventories	174,230	167,766
Deferred income taxes	14,200	18,700
Prepaid expenses and other	17,760	11,675

Total current assets	505,887	494,754

PROPERTY, PLANT AND EQUIPMENT - Net	99,305	96,751
GOODWILL	1,526,105	1,462,310
TRADEMARKS AND TRADE NAMES	182,556	176,156
OTHER INTANGIBLE ASSETS - Net	206,397	196,765
DEBT ISSUE COSTS - Net	21,191	24,089
OTHER	3,831	3,615

TOTAL ASSETS	$2,545,272	$2,454,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,297	$44,680
Accrued liabilities	63,650	55,072

Total current liabilities	91,947	99,752

LONG-TERM DEBT	1,770,594	1,356,761
DEFERRED INCOME TAXES	160,785	162,745
OTHER NON-CURRENT LIABILITIES	35,730	16,020

Total liabilities	2,059,056	1,635,278

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 49,716,420 and 49,448,028 at April 3, 2010 and September 30, 2009, respectively	497	494
Additional paid-in capital	408,701	388,772
Retained earnings	96,773	450,647
Accumulated other comprehensive loss	(4,513)	(5,509)
Treasury stock, at cost- 494,100 shares at April 3, 2010 and September 30, 2009	(15,242)	(15,242)

Total stockholders’ equity	486,216	819,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,545,272	$2,454,440

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

APRIL 3, 2010 AND MARCH 28, 2009

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009

NET SALES	$206,077	$193,047	$390,355	$374,323

COST OF SALES	90,874	84,236	172,093	161,224

GROSS PROFIT	115,203	108,811	218,262	213,099

OPERATING EXPENSES:
Selling and administrative	23,594	20,412	46,060	38,588
Amortization of intangibles	3,550	3,625	7,690	6,849

Total operating expenses	27,144	24,037	53,750	45,437

INCOME FROM OPERATIONS	88,059	84,774	164,512	167,662

INTEREST EXPENSE - Net	28,414	21,640	56,928	43,622

INCOME BEFORE INCOME TAXES	59,645	63,134	107,584	124,040

INCOME TAX PROVISION	21,600	22,830	38,780	44,137

NET INCOME	$38,045	$40,304	$68,804	$79,903

NET INCOME APPLICABLE TO COMMON STOCK	$38,045	$40,304	$38,491	$79,903

Net earnings per share - see Note 5:

Basic and diluted	$0.72	$0.77	$0.73	$1.52

Cash dividends paid per common share	$—	$—	$7.65	$—

Weighted-average shares outstanding:
Basic and diluted	52,922	52,389	52,923	52,596

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 3, 2010

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number	Par	Paid-In	Retained	Comprehensive	Number
	of Shares	Value	Capital	Earnings	Income/(Loss)	of Shares	Value	Total

BALANCE, OCTOBER 1, 2009	49,448,028	$494	$388,772	$450,647	$(5,509)	(494,100)	$(15,242)	$819,162

Dividends paid	—	—	—	(404,868)	—	—	—	(404,868)

Unvested dividend equivalent payments	—	—	—	(17,810)	—	—	—	(17,810)
Compensation expense recognized for stock options	—	—	3,270	—	—	—	—	3,270
Excess tax benefits related to share-based payment arrangements	—	—	14,671	—	—	—	—	14,671
Common stock issued	858		45					45

Exercise of stock options	267,534	3	1,929	—	—	—	—	1,932

Restricted stock compensation	—	—	14	—	—	—	—	14

Comprehensive income:								—
Net income	—	—	—	68,804	—	—	—	68,804
Interest rate swap	—	—	—	—	836	—	—	836
Other comprehensive income	—	—	—	—	160	—	—	160

Comprehensive income								69,800

BALANCE, APRIL 3, 2010	49,716,420	$497	$408,701	$96,773	$(4,513)	(494,100)	$(15,242)	$486,216

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	April 3,	March 28,
	2010	2009
OPERATING ACTIVITIES:
Net income	$68,804	$79,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,259	6,752
Amortization of intangibles	7,690	6,849
Amortization of debt issue costs, note premium and discount	3,771	1,626
Non-cash equity compensation	3,284	2,509
Excess tax benefits related to share-based payment arrangements	(14,671)	(1,761)
Deferred income taxes	1,000	2,096
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(666)	233
Inventories	5,204	(9,018)
Income taxes receivable/payable	10,015	(3,115)
Other assets	(1,261)	(404)
Accounts payable	(9,142)	2,430
Accrued and other liabilities	2,544	(8,585)

Net cash provided by operating activities	83,831	79,515

INVESTING ACTIVITIES:
Capital expenditures	(6,930)	(5,817)
Acquisition of businesses	(95,914)	(66,487)

Net cash used in investing activities	(102,844)	(72,304)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	14,671	1,761
Proceeds from exercise of stock options	1,932	1,818
Dividends paid	(404,868)	—
Proceeds from senior subordinated notes-net of discount and financing fees	404,460	—
Treasury stock purchased	—	(15,242)

Net cash provided by (used in) financing activities	16,195	(11,663)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,818)	(4,452)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	190,167	159,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$187,349	$154,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$44,810	$43,199

Cash paid during the period for income taxes	$28,045	$44,758

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWENTY-SIX WEEK PERIODS ENDED APRIL 3, 2010 AND MARCH 28, 2009

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS

Description of the Business— TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries, AeroControlex Group, Inc., MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace LLC, Avionic Instruments LLC, Skurka Aerospace Inc., CDA InterCorp LLC, Avtech Corporation, Transicoil LLC, Transicoil (Malaysia) Sendirian Berhad, Bruce Aerospace, Inc., CEF Industries, LLC, Acme Aerospace, Inc. and Dukes Aerospace, Inc. (collectively, with TD Group, the “Company” or “TransDigm”), offers a broad range of proprietary aerospace components. Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and components, gear pumps, specialized valves, engineered connectors, power conditioning devices, specialized fluorescent lighting, specialized AC/DC electric motors, aircraft audio systems, engineered latches and cockpit security devices, lavatory hardware and components, hold open rods and locking devices, specialized cockpit displays, elastomers, NiCad batteries/chargers, and starter generators and related components.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2009 included in TD Group’s Form 10-K dated November 24, 2009 and Form 10-K/A dated February 10, 2010. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2009 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year.

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

In connection with the acquisition of Dukes Aerospace (discussed further below), TD Group recorded approximately $1.5 million of acquisition-related costs, which are included in selling and administrative expenses for the twenty-six week period ended April 3, 2010.

4.	ACQUISITIONS

Dukes Aerospace – On December 2, 2009, TransDigm Inc. acquired substantially all the assets of Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $96 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. Dukes Aerospace is a supplier of proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Dukes Aerospace, and therefore the condensed consolidated balance sheet at April 3, 2010 reflects a preliminary purchase price allocation for the business. The preliminary purchase price allocation includes a fair value liability of $8 million recorded for the potential earn-out payments. The Company expects that the approximately $62 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Woodward HRT Product Line – On August 10, 2009, TransDigm Inc., through its AeroControlex Group Inc. subsidiary, acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company (“Woodward HRT product line”) for approximately $48.7 million in cash, which includes a purchase price adjustment of $0.7 million paid in February 2010. The product line comprises a range of highly engineered fuel and pneumatic valves and surge suppressors, the majority of which are used on military rotary and fixed wing aircraft, all of which fit well with TransDigm’s overall business direction. Woodward Governor had recently acquired the Woodward HRT product line as part of its acquisition of HR Textron, Inc. The Company expects that the $27 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Acme Aerospace – On July 24, 2009, TransDigm Inc. acquired all of the outstanding capital stock of Acme Aerospace, Inc. (“Acme”) for approximately $40.9 million in cash, which includes a purchase price adjustment of $0.2 million paid in October 2009. Acme is a designer and manufacturer of proprietary, highly engineered components to the commercial aerospace industry, comprising primarily fibrous nickel cadmium main ship batteries, battery chargers, battery back-up systems and power conversion equipment. These products fit well with TransDigm’s overall business direction. The Company expects that the $32 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

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

The Company accounted for the acquisitions of Dukes Aerospace, the Woodward HRT product line, Acme Aerospace and APC (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of Acme, Woodward HRT product line and Dukes Aerospace; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, had they occurred at the beginning of the twenty-six week periods ended April 3, 2010 and March 28, 2009, respectively, are not significant and, accordingly, are not provided.

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

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009

Numerator for earnings per share:
Net Income	$38,045	$40,304	$68,804	$79,903

Less dividends paid on participating securities	—	—	(30,313)	—

Net income applicable to common stock - basic and diluted	$38,045	$40,304	$38,491	$79,903

Denominator for basic and diluted earnings per share under the two-class method:

Weighted average common shares outstanding	49,074	48,261	49,028	48,429

Vested options deemed participating securities	3,848	4,128	3,895	4,167

Total shares for basic and diluted earnings per share	52,922	52,389	52,923	52,596

Basic and diluted earnings per share	$0.72	$0.77	$0.73	$1.52

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 8% of the inventory was valued under the LIFO method at April 3, 2010.

Inventories consist of the following (in thousands):

	April 3, 2010	September 30, 2009
Raw materials and purchased component parts	$104,532	$103,112
Work-in-progress	63,903	58,338
Finished goods	22,830	21,702

Total	191,265	183,152
Reserve for excess and obsolete inventory	(18,517)	(17,018)
LIFO reserve	1,482	1,632

Inventories - net	$174,230	$167,766

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	April 3, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$245,891	$47,004	$198,887	$228,884	$41,276	$187,608
Order backlog	21,813	20,656	1,157	21,340	18,914	2,426
License agreement	9,373	3,538	5,835	9,373	3,272	6,101
Other	1,600	1,082	518	1,600	970	630

Total	$278,677	$72,280	$206,397	$261,197	$64,432	$196,765

The total carrying amount of identifiable intangible assets not subject to amortization consisted of trademarks and trade names in the amount of $182.6 million and $176.2 million at April 3, 2010 and September 30, 2009, respectively.

Intangible assets acquired during the twenty-six week period ended April 3, 2010 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$62,187
Trademarks and trade names	6,400

	68,587

Intangible assets subject to amortization:
Unpatented technology	16,897	20 years
Order backlog	473	1 year

	17,370	19.5 years

Total	$85,957

The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended April 3, 2010 and March 28, 2009 was approximately $7.7 million and $6.8 million, respectively. The estimated amortization expense for fiscal 2010 is $15.5 million and for each of the five succeeding years 2011 through 2015 is $14.1 million, $13.8 million, $13.8 million, $13.8 million and $13.8 million, respectively.

The following is a summary of changes in the carrying value of goodwill from September 30, 2009 through April 3, 2010 (in thousands):

Balance, September 30, 2009	$1,462,310
Goodwill acquired during the year	62,187
Other	1,608

Balance, April 3, 2010	$1,526,105

8.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Twenty-Six Week Periods Ended
	April 3, 2010	March 28, 2009
Liability balance at beginning of period	$9,419	$6,255
Accruals for warranties issed	960	1,523
Warranty costs incurred	(1,894)	(1,113)
Acquisitions	386	681

Liability balance at end of period	$8,871	$7,346

9.	SENIOR SUBORDINATED NOTES AND SPECIAL CASH DIVIDEND PAYMENTS

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

During the thirteen week periods ended April 3, 2010 and March 28, 2009, the effective income tax rate was 36.2%. During the twenty-six week periods ended April 3, 2010 and March 28, 2009, the effective income tax rate was 36.0% and 35.6%, respectively. The lower effective tax rate for the prior period was primarily due to the retroactive reinstatement of the research and development tax credit. The retroactive benefit for the previously expired period from January 1, 2008 to September 30, 2008 is reflected as a discrete item in the twenty-six week period ended March 28, 2009.

TD Group and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various state and local jurisdictions. The Internal Revenue Service is conducting an examination of the Company’s fiscal years 2007 and 2008. In addition, the Company is subject to state and local income tax examinations for fiscal years 2005 through 2009.

At April 3, 2010 and September 30, 2009, TD Group had $3.2 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $2.0 million on the effective tax rate. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		April 3, 2010		September 30, 2009
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$187,349	$187,349	$190,167	$190,167
Liabilities:
Long-term debt:
Term loans	2	780,000	764,000	780,000	749,000
7 3/4 % Senior Subordinated Notes	2	990,594	1,023,000	576,761	571,000
Interest rate swap (1)	2	6,467	6,467	7,787	7,787

(1)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.

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

At April 3, 2010, one agreement was in place to swap variable interest rates on our senior secured credit facility for a fixed interest rate for the notional amount of $300 million through March 23, 2011. This interest rate swap agreement effectively converts the variable rate interest on the notional amount of our senior secured credit facility to a fixed rate of 3.04% plus the 2% margin percentage, over the term of the agreement.

An additional interest rate swap agreement on a notional amount of $150 million expired on June 23, 2009. This interest rate swap agreement effectively converted the variable rate interest on the notional amount of our senior secured credit facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

13.	COMPREHENSIVE INCOME

Comprehensive income, which primarily includes adjustments for changes in the fair values of the interest rate swap agreements on a net of tax basis, was approximately $69.8 million and $73.0 million for the twenty-six week periods ended April 3, 2010 and March 28, 2009, respectively.

14.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3 /4% senior subordinated notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the applicable indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of April 3, 2010 and September 30, 2009 and its statements of income and cash flows for the twenty-six week periods ended April 3, 2010 and March 28, 2009 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, and (iv) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 3, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,413	$182,161	$(3,225)	$—	$187,349
Trade accounts receivable - Net	—	8,718	104,467	(837)	112,348
Inventories	—	18,121	156,354	(245)	174,230
Deferred income taxes	—	14,200	—	—	14,200
Prepaid expenses and other	—	9,702	8,058	—	17,760

Total current assets	8,413	232,902	265,654	(1,082)	505,887

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	477,803	2,218,154	777,459	(3,473,416)	—

PROPERTY, PLANT AND EQUIPMENT - Net	—	15,237	84,068	—	99,305

GOODWILL	—	68,593	1,457,512	—	1,526,105

TRADEMARKS AND TRADE NAMES	—	19,376	163,180	—	182,556

OTHER INTANGIBLE ASSETS - Net	—	9,673	196,724	—	206,397

DEBT ISSUE COSTS - Net	—	21,191	—	—	21,191

OTHER	—	2,329	1,502	—	3,831

TOTAL ASSETS	$486,216	$2,587,455	$2,946,099	$(3,474,498)	$2,545,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$5,586	$23,548	$(837)	$28,297
Accrued liabilities	—	30,484	33,166	—	63,650

Total current liabilities	—	36,070	56,714	(837)	91,947

LONG-TERM DEBT	—	1,770,594	—	—	1,770,594

DEFERRED INCOME TAXES	—	160,785	—	—	160,785

OTHER NON-CURRENT LIABILITIES	—	24,201	11,529	—	35,730

Total liabilities	—	1,991,650	68,243	(837)	2,059,056

STOCKHOLDERS’ EQUITY	486,216	595,805	2,877,856	(3,473,661)	486,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$486,216	$2,587,455	$2,946,099	$(3,474,498)	$2,545,272

TRANSDIGM GROUP INCOPORATED

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 3, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES	$—	$28,656	$363,442	$(1,743)	$390,355

COST OF SALES	—	16,983	156,136	(1,026)	172,093

GROSS PROFIT	—	11,673	207,306	(717)	218,262

OPERATING EXPENSES:
Selling and administrative	—	14,606	32,152	(698)	46,060
Amortization of intangibles	—	312	7,378	—	7,690

Total operating expenses	—	14,918	39,530	(698)	53,750

INCOME FROM OPERATIONS	—	(3,245)	167,776	(19)	164,512

OTHER INCOME (EXPENSES):
Interest expense - net	—	(55,870)	(1,058)	—	(56,928)
Equity in income of subsidiaries	68,804	106,615	—	(175,419)	—

INCOME BEFORE INCOME TAXES	68,804	47,500	166,718	(175,438)	107,584

INCOME TAX PROVISION (BENEFIT)	—	(21,304)	60,084	—	38,780

NET INCOME	$68,804	$68,804	$106,634	$(175,438)	$68,804

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 3, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$895	$(25,532)	$108,468	$—	$83,831

INVESTING ACTIVITIES:
Capital expenditures	—	(1,063)	(5,867)	—	(6,930)
Acquisition of businesses	—	(95,914)	—	—	(95,914)

Net cash used in investing activities	—	(96,977)	(5,867)	—	(102,844)

FINANCING ACTIVITIES:
Intercompany activities	380,395	(273,420)	(106,975)	—	—
Excess tax benefits related to share-based payment arrangements	14,671	—	—	—	14,671
Proceeds from exercise of stock options	1,932	—	—	—	1,932
Dividends paid	(404,868)	—	—	—	(404,868)
Proceeds from senior subordinated notes - net of discount and financing fees	—	404,460	—	—	404,460

Net cash provided by (used in) financing activities	(7,870)	131,040	(106,975)	—	16,195

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,975)	8,531	(4,374)	—	(2,818)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,388	173,630	1,149	—	190,167

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,413	$182,161	$(3,225)	$—	$187,349

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2009

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary		Total
	Group	Inc.	Guarantors	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,221)	$(24,438)	$110,174	$—	$79,515

INVESTING ACTIVITIES:
Capital expenditures	—	(837)	(4,980)	—	(5,817)
Acquisitions of businesses	—	(66,487)	—	—	(66,487)

Net cash used in investing activities	—	(67,324)	(4,980)	—	(72,304)

FINANCING ACTIVITIES:
Changes in intercompany activities	18,967	87,655	(106,622)	—	—
Excess tax benefits related to share-based payment arrangements	1,761	—	—	—	1,761
Proceeds from exercise of stock options	1,818	—	—	—	1,818
Purchase of treasury stock	(15,242)	—	—	—	(15,242)

Net cash provided by (used in) financing activities	7,304	87,655	(106,622)	—	(11,663)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,083	(4,107)	(1,428)	—	(4,452)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,552	160,680	(3,170)	—	159,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,635	$156,573	$(4,598)	$—	$154,610

*    *    *    *    *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: a decrease in flight hours and our customers’ profitability, both of which are affected by general economic conditions; future terrorist attacks; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier; failure to maintain government or industry approvals; the pricing review by the Department of Defense Office of Inspector General to which certain of our divisions and subsidiaries have been subject; failure to complete or successfully integrate acquisitions; our substantial indebtedness; and other factors. Please refer to the other information included in this Quarterly Report on Form 10-Q and to the Annual Report on Form 10-K and Form 10-K/A for additional information regarding the foregoing factors that may affect our business.

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

For the second quarter of fiscal 2010, we generated net sales of $206.1 million and net income of $38.0 million. EBITDA As Defined was $99.8 million, or 48.4% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions

Dukes Aerospace Acquisition

On December 2, 2009, TransDigm Inc. acquired substantially all the assets of Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $96 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. The preliminary purchase price allocation recorded in the balance sheet includes a fair value liability of $8 million recorded for the potential earn-out payments. Dukes Aerospace is a supplier of proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction.

Woodward HRT Product Line Acquisition

On August 10, 2009, TransDigm Inc., through its AeroControlex Group Inc. subsidiary, acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company (“Woodward HRT product line”) for approximately $48.7 million in cash, which includes a purchase price adjustment of $0.7 million paid in February 2010. The product line comprises a range of highly engineered fuel and pneumatic valves and surge suppressors, the majority of which are used on military rotary and fixed wing aircraft, all of which fit well with TransDigm’s overall business direction. Woodward Governor had recently acquired the Woodward HRT product line as part of its acquisition of HR Textron, Inc.

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

Our management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because securities analysts, investors, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because our revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a financial covenant that measures the ratio of the amount of our secured indebtedness to the amount of our Consolidated EBITDA defined in the same manner as we define EBITDA As

Defined herein. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility (and such an event of default could, in turn, result in an event of default under the indentures governing our 7 3/4% senior subordinated notes).

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

•

EBITDA As Defined excludes the cash expense we have incurred to integrate acquired businesses into our operations and transaction-related costs required to be expensed as incurred, which are necessary elements of certain of our acquisitions.

Because of these limitations, EBITDA and EBITDA As Defined should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA or EBITDA As Defined in isolation and specifically by using other GAAP measures, such as net income, net sales and income from operations, to measure our operating performance. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under GAAP, and neither should be considered as an alternative to net income or cash flow from operations determined in accordance with GAAP. Our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009

Net Income	$38,045	$40,304	$68,804	$79,903
Adjustments:
Depreciation and amortization expense	7,333	6,888	14,949	13,601
Interest expense, net	28,414	21,640	56,928	43,622
Income tax provision	21,600	22,830	38,780	44,137

EBITDA	95,392	91,662	179,461	181,263
Adjustments:
Stock option expense (1)	1,649	1,697	3,270	2,492
Integration and purchase accounting adjustments (2)	2,723	1,022	5,944	1,839
Acquisition transaction-related expenses (3)	24	—	1,474	—
Deferred compensation costs (4)	—	(2)	—	297

EBITDA As Defined	$99,788	$94,379	$190,149	$185,891

(1)	Represents the compensation expense recognized by TD Group under our stock option plans.
(2)	Represents costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales.
(3)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our deferred compensation plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Twenty-Six Week Periods Ended
	April 3, 2010	March 28, 2009

Net Cash Provided by Operating Activities	$83,831	$79,515
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(6,694)	18,459
Interest expense, net (1)	53,157	41,996
Income tax provision - current	37,780	42,041
Non-cash equity compensation (2)	(3,284)	(2,509)
Excess tax benefit from exercise of stock options	14,671	1,761

EBITDA	179,461	181,263
Adjustments:
Stock option expense(3)	3,270	2,492
Integration and purchase accounting adjustments(4)	5,944	1,839
Acquisition transaction-related expenses(5)	1,474	—
Deferred compensation costs(6)	—	297

EBITDA As Defined	$190,149	$185,891

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock plans.
(3)	Represents the compensation expense recognized by TD Group under our stock option plans.
(4)	Represents costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales.
(5)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(6)	Represents the compensation expense recognized by TD Group under our deferred compensation plans.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K and Form 10-K/A for the year ended September 30, 2009. There has been no other significant changes to our critical accounting policies during the twenty-six week period ended April 3, 2010.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.1	43.6	44.1	43.1

Gross profit	55.9	56.4	55.9	56.9
Selling and administrative expenses	11.4	10.6	11.8	10.3
Amortization of intangibles	1.7	1.9	2.0	1.8

Income from operations	42.8	43.9	42.1	44.8
Interest expense - net	13.8	11.2	14.6	11.7
Income tax provision	10.5	11.8	9.9	11.8

Net income	18.5%	20.9%	17.6%	21.3%

Changes in Results of Operations

Thirteen week period ended April 3, 2010 compared with the thirteen week period ended March 28, 2009.

•

Net Sales. Net sales increased by $13.0 million, or 6.7%, to $206.1 million for the quarter ended April 3, 2010, from $193.0 million for the comparable quarter last year. Sales of $19.6 million, or 10.1%, resulted from the acquisitions of Acme and the Woodward HRT product line in fiscal 2009 and Dukes Aerospace in fiscal 2010. Organic sales declined by $6.6 million or 3.4% from the prior year. This decline was primarily due to: (i) a decrease of $9.6 million of commercial OEM sales resulting primarily from the impact of the significant decline in production rates in the business jet market resulting from the continued impact of global economic conditions negatively impacting the business jet market, and (ii) a modest decrease of $2.5 million in commercial aftermarket sales due to the continuing impact of the global economic downturn despite the slight improvement in worldwide airline traffic and business jet activity from the prior year. Partially offsetting the decline in organic commercial sales was an increase of $4.5 million in defense sales primarily due to increased demand for OEM and aftermarket spare parts and repairs for certain of our product lines.

•

Cost of Sales and Gross Profit. Cost of sales increased by $6.6 million, or 7.9%, to $90.9 million for the quarter ended April 3, 2010 from $84.2 million for the comparable quarter last year. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the higher net sales discussed above. In addition, the increase was partially attributable to higher costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales of $1.7 million.

Gross profit as a percentage of sales decreased to 55.9% for the thirteen week period ended April 3, 2010 from 56.4% for the thirteen week period ended March 28, 2009. The dollar amount of gross profit increased by $6.4 million, or 5.9%, to $115.2 million for the thirteen week period ended April 3, 2010 from $108.8 for the thirteen week period ended March 28, 2009. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $19.6 million from the acquisitions indicated above contributed gross profit of approximately $7 million for the quarter ended April 3, 2010, which includes the acquisition-related costs incurred in connection with those acquisitions. These acquisitions diluted gross profit as a percentage of sales for the quarter ended April 3, 2010 by approximately 2 percentage points.

•

Favorable product mix, favorable product pricing on our proprietary products and cost reduction efforts partially offset by the negative impact of fixed overhead costs spread over lower production volume (excluding acquisitions). This resulted in decreased gross profit of approximately $1 million for the quarter ended April 3, 2010 despite the decline in organic sales of $6.6 million discussed above.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $3.2 million to $23.6 million, or 11.4% of sales, for the quarter ended April 3, 2010 from $20.4 million, or 10.6% of sales, for the comparable quarter last year. The increase in selling and administrative expenses is primarily due to higher selling and administrative expenses relating to recent acquisitions and higher professional fees.

•	Amortization of Intangibles. Amortization of intangibles was $3.6 million for the thirteen week periods ended April 3, 2010 and March 28, 2009.

•

Interest Expense-net. Interest expense-net increased $6.8 million, or 31.3%, to $28.4 million for the quarter ended April 3, 2010 from $21.6 million for the comparable quarter last year. Interest expense increased primarily due to interest expense of approximately $9.4 million attributable to the $425 million of 7 3/4% senior subordinated notes due 2014 issued in October 2009. Partially offsetting the increase was lower interest rates on the Company’s existing floating-rate borrowings under its senior secured credit facility. The Company’s weighted average level of outstanding borrowings was approximately $1.78 billion for the quarter ended April 3, 2010 and approximately $1.36 billion for the comparable quarter last year. The average interest rate was approximately 6.0% for the quarter ended April 3, 2010 and approximately 6.1% for the comparable quarter last year.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 36.2% for the quarters ended April 3, 2010 and March 28, 2009.

•

Net Income. Net income decreased $2.3 million, or 5.6%, to $38.0 million for the quarter ended April 3, 2010 compared to net income of $40.3 million for the quarter ended March 28, 2009, primarily as a result of the factors referred to above.

•	Earnings per Share. The basic and diluted earnings per share was $0.72 for the quarter ended April 3, 2010 and $0.77 per share for the quarter ended March 28, 2009.

Twenty-six week period ended April 3, 2010 compared with the twenty-six week period ended March 28, 2009.

•

Net Sales. Net sales increased by $16.0 million, or 4.3%, to $390.4 million for the twenty-six week period ended April 3, 2010, from $374.3 million for the comparable period last year. Sales of $36.0 million, or 9.6%, resulted from the acquisitions of APC, Acme and the Woodward HRT product line in fiscal 2009 and Dukes Aerospace in fiscal 2010. Organic sales declined by $20.0 million or 5.3% from the prior year. This decline was primarily due to: (i) a decrease of $17.1 million of commercial OEM sales resulting primarily from the impact of the significant decline in production rates in the business jet market resulting from the continued impact of global economic conditions negatively impacting the business jet market, and (ii) a decrease of $11.8 million in commercial aftermarket sales due to the continuing impact of the global economic downturn despite the slight improvement in worldwide airline traffic and business jet activity from the prior year. Partially offsetting the decline in organic commercial sales was an increase of $8.8 million in defense sales primarily due to increased demand for OEM and aftermarket spare parts and repairs for certain of our product lines.

•

Cost of Sales and Gross Profit. Cost of sales increased by $10.9 million, or 6.7%, to $172.1 million for the twenty-six week period ended April 3, 2010 from $161.2 million for the comparable period last year. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the higher net sales discussed above. In addition, the increase was partially attributable to higher costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales of $4.1 million.

Gross profit as a percentage of sales decreased to 55.9% for the twenty-six week period ended April 3, 2010 from 56.9% for the twenty-six week period ended March 28, 2009. The dollar amount of gross profit increased by $5.2 million, or 2.4%, to $218.3 million for the twenty-six week period ended April 3, 2010 from $213.1 for the twenty-six week period ended March 28, 2009. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $36.0 million from the acquisitions indicated above contributed gross profit of approximately $10 million for the twenty-six week period ended April 3, 2010, which includes the acquisition-related costs incurred in connection with those acquisitions. These acquisitions diluted gross profit as a percentage of sales for the twenty-six week period ended April 3, 2010 by approximately 3 percentage points.

•

Favorable product mix, favorable product pricing on our proprietary products and cost reduction efforts partially offset by the negative impact of fixed overhead costs spread over lower production volume (excluding acquisitions). This resulted in decreased gross profit of approximately $5 million for the twenty-six week period ended April 3, 2010 despite the decline in organic sales of $20.0 million discussed above.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $7.5 million, or 19.4%, to $46.1 million, or 11.8% of sales, for the twenty-six week period ended April 3, 2010 from $38.6 million, or 10.3% of sales, for the comparable period last year. The increase in selling and administrative expenses is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $3.1 million, $1.5 million of transaction-related expenses incurred in connection with the acquisition of Dukes Aerospace (See Note 3 in Notes to Condensed Consolidated Financial Statements), higher research and development expenses primarily relating to Airbus A350 and A380 platforms more than offsetting declines in expenses on the Boeing 787 and higher professional fees.

•

Amortization of Intangibles. Amortization of intangibles increased to $7.7 million for the twenty-six week period ended April 3, 2010 from $6.8 million for the comparable period last year. The net increase of $0.9 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by the order backlog becoming fully amortized in fiscal 2009 relating to prior acquisitions.

•

Interest Expense-net. Interest expense-net increased $13.3 million, or 30.5%, to $56.9 million for the twenty-six week period ended April 3, 2010 from $43.6 million for the comparable period last year, comprising an increase in interest expense of $12.4 million and a decrease in interest income of $0.9 million. Interest expense increased primarily due to interest expense of approximately $18.6 million attributable to the the $425 million of 7 3/4% senior subordinated notes due 2014 issued in October 2009. Partially offsetting the increase was lower interest rates on the Company’s existing floating-rate borrowings under its senior secured credit facility. The Company’s weighted average level of outstanding borrowings was approximately $1.78 billion for the twenty-six week period ended April 3, 2010 and approximately $1.36 billion for the comparable period last year. The average interest rate was approximately 6.1% for the twenty-six week period ended April 3, 2010 and approximately 6.2% for the comparable period last year. Interest income was lower primarily due to lower interest rates on our invested cash balances.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was 36.0% for the twenty-six week period ended April 3, 2010 compared to 35.6% for the twenty-six week period ended March 28, 2009. The lower effective tax rate for the prior period was primarily due to the retroactive reinstatement of the research and development tax credit. The retroactive benefit for the previously expired period from January 1, 2008 to September 30, 2008 is reflected as a discrete item in the twenty-six week period ended March 28, 2009.

•

Net Income. Net income decreased $11.1 million, or 13.9%, to $68.8 million for the twenty-six week period ended April 3, 2010 compared to net income of $79.9 million for the twenty-six week period ended March 28, 2009, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share was $0.73 for the twenty-six week period ended April 3, 2010 and $1.52 per share for the comparable period last year. Due to the special cash dividend declared and paid during the quarter ended January 2, 2010, the net income for the twenty-six week period ended April 3, 2010 of $68.8 million was reduced by an allocation of dividends to participating securities of $30.3 million resulting in a net income applicable to common shareholders of $38.5 million.

Backlog

As of April 3, 2010, the Company estimated its sales order backlog at $429.5 million compared to an estimated sales order backlog of $407.2 million as of March 28, 2009. This increase in backlog is primarily due to the purchase orders acquired in connection with the acquisitions of Acme, the Woodward HRT product line and Dukes Aerospace, discussed above, totaling approximately $54.1 million as of April 3, 2010. The increase from acquisitions was partially offset by lower commercial OEM and aftermarket demand including the impact of order cancellations and pushouts as well as significant reductions in business jet production rates. The majority of the purchase orders outstanding as of April 3, 2010 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of April 3, 2010 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

We have historically maintained a capital structure comprising a mix of equity and debt financing. We vary our leverage both to optimize our equity return and to pursue acquisitions. We expect to meet our current debt obligations as they come due through internally generated funds from current levels of operations and/or through refinancing in the debt or equity markets prior to the maturity dates of our debt.

We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 6.5. Our leverage ratio for the fiscal year ended September 30, 2009 was approximately 3.5 and for the twelve months ended April 3, 2010 was approximately 4.6.

The Company has not, at this time and subsequent to the issuance of 7 3/4% senior subordinated notes in October 2009 (discussed further below), determined to change its debt facilities. However, in the future, the Company may increase its borrowings in connection with acquisitions, if cash flow from operations becomes insufficient to fund current operations or for other short-term cash needs or for stock repurchases or dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.

We note that our senior secured credit facility matures in June 2013 and our Senior Secured Notes under our Indentures mature in July 2014. As always, we are evaluating our options with respect to the maturity of such indebtedness. Our current plan is to refinance a significant portion of our long-term debt upon maturity or prior to that time if the conditions of the credit markets become more favorable.

Operating Activities. The Company generated $83.8 million of cash from operating activities during the twenty-six week period ended April 3, 2010 compared to $79.5 million during the twenty-six week period ended March 28, 2009. The increase of $4.3 million was primarily due to the decrease in income from operations, which was $164.5 million during the twenty-six week period ended April 3, 2010 compared to $167.7 million during the twenty-six week period ended March 28, 2009.

Investing Activities. Cash used in investing activities was $102.8 million during the twenty-six week period ended April 3, 2010 consisting primarily of the acquisition of Dukes Aerospace and capital expenditures of $6.9 million. Cash used in investing activities was $72.3 million during the twenty-six week period ended March 28, 2009 consisting primarily of the acquisition of APC and capital expenditures of $5.8 million.

Financing Activities. Cash provided by financing activities during the twenty-six week period ended April 3, 2010 was $16.2 million, which comprised $404.5 million of net proceeds from the issuance of the 7 3/4% senior subordinated notes, $404.9 million of dividends and dividend equivalent payments, and $16.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options. Cash used in financing activities during the twenty-six week period ended March 28, 2009 was $11.7 million, which related to the purchase of treasury stock of $15.2 million partially offset by the exercise of stock options of $3.5 million.

Description of Current Senior Secured Credit Facility and Indenture

Our senior secured credit facility consists of a $780 million term loan facility, which is fully drawn, and a $200 million revolving loan facility. At April 3, 2010, $198.0 million of the revolving credit facility was available.

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

New 7 3/4% Senior Subordinated Notes

In October 2009, TransDigm issued $425 million aggregate principal amount of 7 3/4% senior subordinated notes at an issue price of 97.125% of the principal amount thereof pursuant to an indenture dated October 6, 2009. The terms of the new 7 3/4% senior subordinated notes are substantially identical to the terms of the 7 3/4% senior subordinated notes that were issued and sold by TransDigm in June 2006 and February 2007.

The proceeds from the issuance of the new 7 3/4% senior subordinated notes, after the original issue discount, were used to make a cash distribution to TD Group, which paid a special cash dividend to its stockholders of approximately $375 million, made dividend equivalent payments to its holders of stock options of approximately $30 million and paid for transaction-related fees and expenses.

Stock Repurchase

In October 2008, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $50 million in the aggregate. From October 2008 to April 3, 2010, we repurchased a total of 494,100 shares at an aggregate cost of $15.2 million. The stock repurchases to date were made in the first and second quarters of fiscal 2009. No repurchases were made under the program during the quarter ended April 3, 2010.

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

In connection with the acquisition of Dukes Aerospace, TD Group recorded approximately $1.5 million of acquisition-related costs, which are included in selling and administrative expenses for the twenty-six week period ended April 3, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At April 3, 2010, we had borrowings under our senior secured credit facility of $780 million that were subject to interest rate risk. Borrowings under our senior secured credit facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our senior secured credit facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our senior secured credit facility by approximately $7.8 million based on the amount of outstanding borrowings at April 3, 2010. The weighted average interest rate on the $780 million of borrowings under our senior secured credit facility on April 3, 2010 was 2.28%.

At April 3, 2010, we had an agreement in place to swap variable interest rates on our senior secured credit facility for fixed interest rates through March 23, 2011 for the notional amount of $300 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At April 3, 2010, the fair value of the interest rate swap agreement was a liability of $6.5 million.

The fair value of the $780 million aggregate principal amount of borrowings under the senior secured credit facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $764 million at April 3, 2010 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.0 billion aggregate principal amount of our 7 3/4% senior subordinated notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1.0 billion at April 3, 2010 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of April 3, 2010, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

In its evaluation as of September 30, 2009 and January 2, 2010, management had identified a material weakness relating to the application of the two-class method in calculating basic and diluted earnings per share. Solely as a result of this material weakness, management had concluded that TD Group’s internal control over financial reporting was not effective as of September 30, 2009 and January 2, 2010. Subsequent to January 2, 2010, and during the thirteen week period ended April 3, 2010, TD Group put in place a review process in order to identify any participating securities and appropriately calculate the effect on basic and diluted earnings per share, and TD Group believes that the material weakness has been remediated.

There have been no other changes in TD Group’s internal control over financial reporting that occurred during the thirteen week period ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

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

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At April 3, 2010, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85. No repurchases were made under the program during the quarter ended April 3, 2010.

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

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	May 11, 2010
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Executive Vice President, Chief	May 11, 2010
Gregory Rufus	Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED APRIL 3, 2010

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.