Form 10-Q
period 2010-07-03
TransDigm Group INC
filed 2010-08-11
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 2010.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 49,339,787 as of July 30, 2010.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	July 3, 2010	September 30, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$258,389	$190,167
Trade accounts receivable - Net	120,447	106,446
Inventories	174,080	167,766
Deferred income taxes	15,600	18,700
Prepaid expenses and other	12,844	11,675

Total current assets	581,360	494,754

PROPERTY, PLANT AND EQUIPMENT - Net	98,448	96,751
GOODWILL	1,526,986	1,462,310
TRADEMARKS AND TRADE NAMES	182,556	176,156
OTHER INTANGIBLE ASSETS - Net	202,604	196,765
DEBT ISSUE COSTS - Net	20,031	24,089
OTHER	3,971	3,615

TOTAL ASSETS	$2,615,956	$2,454,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,573	$44,680
Accrued liabilities	84,382	55,072

Total current liabilities	113,955	99,752

LONG-TERM DEBT	1,771,120	1,356,761
DEFERRED INCOME TAXES	160,462	162,745
OTHER NON-CURRENT LIABILITIES	34,573	16,020

Total liabilities	2,080,110	1,635,278

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 49,816,191 and 49,448,028 at July 3, 2010 and September 30, 2009, respectively	498	494
Additional paid-in capital	413,213	388,772
Retained earnings	140,779	450,647
Accumulated other comprehensive loss	(3,402)	(5,509)
Treasury stock, at cost- 494,100 shares at July 3, 2010 and September 30, 2009	(15,242)	(15,242)

Total stockholders’ equity	535,846	819,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,615,956	$2,454,440

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JULY 3, 2010 AND JUNE 27, 2009

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

NET SALES	$214,182	$189,875	$604,537	$564,198

COST OF SALES	91,749	82,024	263,842	243,248

GROSS PROFIT	122,433	107,851	340,695	320,950

OPERATING EXPENSES:
Selling and administrative	23,344	19,349	69,404	57,937
Amortization of intangibles	3,812	3,305	11,502	10,154

Total operating expenses	27,156	22,654	80,906	68,091

INCOME FROM OPERATIONS	95,277	85,197	259,789	252,859

INTEREST EXPENSE - Net	28,222	21,226	85,149	64,848

INCOME BEFORE INCOME TAXES	67,055	63,971	174,640	188,011

INCOME TAX PROVISION	23,050	22,583	61,830	66,720

NET INCOME	$44,005	$41,388	$112,810	$121,291

NET INCOME APPLICABLE TO COMMON STOCK	$44,005	$41,388	$82,497	$121,291

Net earnings per share - see Note 5:

Basic and diluted (two-class method)	$0.83	$0.79	$1.56	$2.31

Cash dividends paid per common share	$0.00	$0.00	$7.65	$0.00

Weighted-average shares outstanding:

Basic and diluted	52,923	52,384	52,923	52,518

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 3, 2010

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number of Shares	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Income/(Loss)	Number of Shares	Value	Total

BALANCE, OCTOBER 1, 2009	49,448,028	$494	$388,772	$450,647	$(5,509)	(494,100)	$(15,242)	$819,162

Dividends paid	0	0	0	(404,868)	0	0	0	(404,868)
Unvested dividend equivalent payments	0	0	0	(17,810)	0	0	0	(17,810)
Compensation expense recognized for stock options	0	0	5,026	0	0	0	0	5,026
Excess tax benefits related to share- based payment arrangements	0	0	16,071	0	0	0	0	16,071
Common stock issued	1,469	0	45					45
Exercise of stock options	366,694	4	3,289	0	0	0	0	3,293
Restricted stock compensation	0	0	10	0	0	0	0	10
Comprehensive income:
Net income	0	0	0	112,810	0	0	0	112,810
Interest rate swap	0	0	0	0	1,728	0	0	1,728
Other comprehensive income	0	0	0	0	379	0	0	379

Comprehensive income								114,917

BALANCE, JULY 3, 2010	49,816,191	$498	$413,213	$140,779	$(3,402)	(494,100)	$(15,242)	$535,846

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	July 3, 2010	June 27, 2009
OPERATING ACTIVITIES:
Net income	$112,810	$121,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,032	10,188
Amortization of intangibles	11,502	10,154
Amortization of debt issue costs, note premium and discount	5,670	2,437
Non-cash equity compensation	5,037	4,214
Excess tax benefits related to share-based payment arrangements	(16,071)	(3,311)
Deferred income taxes	100	5,159
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(8,826)	(4,365)
Inventories	5,354	(9,334)
Income taxes receivable/payable	12,882	(3,787)
Other assets	948	330
Accounts payable	(7,888)	(6,261)
Accrued and other liabilities	22,713	2,302

Net cash provided by operating activities	155,263	129,017

INVESTING ACTIVITIES:
Capital expenditures	(9,871)	(9,159)
Acquisition of businesses	(95,914)	(66,563)

Net cash used in investing activities	(105,785)	(75,722)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	16,071	3,311
Proceeds from exercise of stock options	3,293	3,222
Dividends paid	(404,868)	0
Proceeds from senior subordinated notes-net of discount and financing fees	404,248	0
Treasury stock purchased	0	(15,242)

Net cash provided by (used in) financing activities	18,744	(8,709)

NET INCREASE IN CASH AND CASH EQUIVALENTS	68,222	44,586

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	190,167	159,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$258,389	$203,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$51,785	$52,901

Cash paid during the period for income taxes	$49,123	$64,695

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTY-NINE WEEK PERIODS ENDED JULY 3, 2010 AND JUNE 27, 2009

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

2. UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2009 included in TD Group’s Form 10-K dated November 24, 2009 and Form 10-K/A dated February 10, 2010. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2009 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year.

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

In connection with the acquisition of Dukes Aerospace (discussed further below), TD Group recorded approximately $1.5 million of acquisition-related costs, which are included in selling and administrative expenses for the thirty-nine week period ended July 3, 2010.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THIRTY-NINE WEEK PERIODS ENDED JULY 3, 2010 AND JUNE 27, 2009

(UNAUDITED)

4. ACQUISITIONS

Dukes Aerospace – On December 2, 2009, TransDigm Inc. acquired substantially all of the aerospace-related assets of Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $96 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. Dukes Aerospace is a supplier of proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Dukes Aerospace, and therefore the condensed consolidated balance sheet at July 3, 2010 reflects a preliminary purchase price allocation for the business. The preliminary purchase price allocation includes a fair value liability of $8 million recorded for the potential earn-out payments. The Company expects that the approximately $62 million of goodwill recognized for the acquisition will be deductible for tax purposes.

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

Aircraft Parts Corporation – On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $66.9 million in cash, net of a purchase price adjustment of $0.7 million received in November 2009. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction. APC is in the process of being liquidated and its operating assets have been transferred to other business units within the Company. The Company expects that the $49 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions of Dukes Aerospace, the Woodward HRT product line, Acme Aerospace and APC (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of Dukes Aerospace; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, had they occurred at the beginning of the thirty-nine week periods ended July 3, 2010 and June 27, 2009, respectively, are not significant and, accordingly, are not provided.

The Acquisitions strengthen and expand our position to design, produce and supply highly-engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies. The purchase price paid for each Acquisition reflects the current earnings before interest, taxes, depreciation and amortization (EBITDA) and cash flows, as well as, the future EBITDA and cash flows expected to be generated by the business, which is driven in most cases by both the recurring aftermarket consumption over the life of a particular aircraft, which is estimated to be approximately 30 years after delivery, as well as ongoing positions on new production platforms.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THIRTY-NINE WEEK PERIODS ENDED JULY 3, 2010 AND JUNE 27, 2009

(UNAUDITED)

5. EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

Numerator for earnings per share:
Net Income	$44,005	$41,388	$112,810	$121,291
Less dividends paid on participating securities	0	0	(30,313)	0

Net income applicable to common stock - basic and diluted	$44,005	$41,388	$82,497	$121,291

Denominator for basic and diluted earnings per share under the two-class method:

Weighted average common shares outstanding	49,271	48,376	49,108	48,411
Vested options deemed participating securities	3,652	4,008	3,815	4,107

Total shares for basic and diluted earnings per share	52,923	52,384	52,923	52,518

Basic and diluted earnings per share	$0.83	$0.79	$1.56	$2.31

6. INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 9% of the inventory was valued under the LIFO method at July 3, 2010.

Inventories consist of the following (in thousands):

	July 3, 2010	September 30, 2009

Raw materials and purchased component parts	$104,859	$103,112
Work-in-progress	60,097	58,338
Finished goods	25,843	21,702

Total	190,799	183,152

Reserve for excess and obsolete inventory	(18,101)	(17,018)
LIFO reserve	1,382	1,632

Inventories - net	$174,080	$167,766

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THIRTY-NINE WEEK PERIODS ENDED JULY 3, 2010 AND JUNE 27, 2009

(UNAUDITED)

7. INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	July 3, 2010			September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$245,911	$49,883	$196,028	$228,884	$41,276	$187,608
Order backlog	21,813	21,402	411	21,340	18,914	2,426
License agreement	9,373	3,671	5,702	9,373	3,272	6,101
Other	1,600	1,137	463	1,600	970	630

Total	$278,697	$76,093	$202,604	$261,197	$64,432	$196,765

The total carrying amount of identifiable intangible assets not subject to amortization consisted of trademarks and trade names in the amount of $182.6 million and $176.2 million at July 3, 2010 and September 30, 2009, respectively.

Intangible assets acquired during the thirty-nine week period ended July 3, 2010 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$62,393
Trademarks and trade names	6,400

	68,793

Intangible assets subject to amortization:
Unpatented technology	16,897	20 years
Order backlog	473	1 year

	17,370	19.5 years

Total	86,163

The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended July 3, 2010 and June 27, 2009 was approximately $11.5 million and $10.2 million, respectively. The estimated amortization expense for fiscal 2010 is $15.4 million and for each of the five succeeding years 2011 through 2015 is $14.1 million, $13.7 million, $13.7 million, $13.7 million and $13.7 million, respectively.

The following is a summary of changes in the carrying value of goodwill from September 30, 2009 through July 3, 2010 (in thousands):

Balance, September 30, 2009	$1,462,310
Goodwill acquired during the year	62,393
Other	2,283

Balance, July 3, 2010	$1,526,986

8. PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THIRTY-NINE WEEK PERIODS ENDED JULY 3, 2010 AND JUNE 27, 2009

(UNAUDITED)

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirty-Nine Week Periods Ended
	July 3, 2010	June 27, 2009

Liability balance at beginning of period	$9,419	$6,255
Accruals for warranties issued	787	1,673
Warranty costs incurred	(1,284)	(1,721)
Acquisitions	385	681

Liability balance at end of period	$9,307	$6,888

9. SENIOR SUBORDINATED NOTES AND SPECIAL CASH DIVIDEND PAYMENTS

In October 2009 TD Group’s wholly owned subsidiary, TransDigm Inc., completed the offering of $425 million of 7 3/4% senior subordinated notes due 2014 at a discount, receiving net proceeds of $412.8 million. After the payment of debt issue fees and expenses, the net proceeds amounted to approximately $404.2 million. TransDigm Inc. used the net proceeds from the offering of the notes to make a cash distribution to TD Group which, in turn, made a special cash dividend to its stockholders of $7.65 per share and cash dividend equivalent payments (“Dividend Equivalent Payments”) to holders of options to purchase its common stock. The special cash dividend amounting to $374.6 million was paid on October 26, 2009 and the Dividend Equivalent Payments amounting to approximately $30.3 million were paid in October and November 2009.

10. INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.

During the thirteen week periods ended July 3, 2010 and June 27, 2009, the effective income tax rate was 34.4% and 35.3%, respectively. The lower effective tax rate for the current thirteen week period was primarily due to a favorable adjustment related to the research & development tax credit applicable to the year ended September 30, 2009, which is reflected as a discrete item in the thirteen week period ended July 3, 2010. During the thirty-nine week periods ended July 3, 2010 and June 27, 2009, the effective income tax rate was 35.4% and 35.5%, respectively.

TD Group and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various state and local jurisdictions. The Internal Revenue Service is conducting an examination of the Company’s fiscal years 2007 and 2008. In addition, the Company is subject to state and local income tax examinations for fiscal years 2005 through 2009.

At July 3, 2010 and September 30, 2009, TD Group had $3.2 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $2.0 million on the effective tax rate. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THIRTY-NINE WEEK PERIODS ENDED JULY 3, 2010 AND JUNE 27, 2009

(UNAUDITED)

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		July 3, 2010		September 30, 2009
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$258,389	$258,389	$190,167	$190,167
Liabilities:
Long-term debt:
Term loans	2	780,000	757,000	780,000	749,000
7 3/4 % Senior Subordinated Notes	2	991,120	1,000,000	576,761	571,000
Interest rate swap(1)	2	4,739	4,739	7,787	7,787

(1)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.

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

At July 3, 2010, one agreement was in place to swap variable interest rates on our senior secured credit facility for a fixed interest rate for the notional amount of $300 million through March 23, 2011. This interest rate swap agreement effectively converts the variable rate interest on the notional amount of our senior secured credit facility to a fixed rate of 3.04% plus the 2% margin percentage, over the term of the agreement.

An additional interest rate swap agreement on a notional amount of $150 million expired on June 23, 2009. This interest rate swap agreement effectively converted the variable rate interest on the notional amount of our senior secured credit facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

13. COMPREHENSIVE INCOME

Comprehensive income, which primarily includes adjustments for changes in the fair values of the interest rate swap agreements on a net of tax basis, was approximately $114.9 million and $116.0 million for the thirty-nine week periods ended July 3, 2010 and June 27, 2009, respectively.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THIRTY-NINE WEEK PERIODS ENDED JULY 3, 2010 AND JUNE 27, 2009

(UNAUDITED)

14. SUBSEQUENT EVENT

On August 6, 2010, the Company entered into an agreement to acquire the stock of Semco Instruments, Inc. (Semco) for approximately $73.5 million in cash, subject to adjustment for working capital above or below a target amount. Semco, located in Valencia, California and in Nogales, Mexico, designs and manufactures proprietary, highly engineered sensors, thermocouples and other products which are used by turbo-prop, turbo-fan, and turbo-shaft engine manufacturers servicing the aerospace industry. These products fit well with TransDigm’s overall business direction. The acquisition, which is subject to certain conditions, is expected to close during the fourth quarter of fiscal year 2010.

15. SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3 /4% senior subordinated notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the applicable indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of July 3, 2010 and September 30, 2009 and its statements of income and cash flows for the thirty-nine week periods ended July 3, 2010 and June 27, 2009 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, and (iv) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 3, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,570	$259,953	$(5,134)	$0	$258,389
Trade accounts receivable - Net	0	9,689	111,474	(716)	120,447
Inventories	0	19,520	154,830	(270)	174,080
Deferred income taxes	0	15,600	0	0	15,600
Prepaid expenses and other	0	7,613	5,231	0	12,844

Total current assets	3,570	312,375	266,401	(986)	581,360

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	532,276	2,213,877	843,859	(3,590,012)	0

PROPERTY, PLANT AND EQUIPMENT - Net	0	15,218	83,230	0	98,448

GOODWILL	0	68,593	1,458,393	0	1,526,986

TRADEMARKS AND TRADE NAMES	0	19,376	163,180	0	182,556

OTHER INTANGIBLE ASSETS - Net	0	9,527	193,077	0	202,604

DEBT ISSUE COSTS - Net	0	20,031	0	0	20,031

OTHER	0	2,333	1,637	1	3,971

TOTAL ASSETS	$535,846	$2,661,330	$3,009,777	$(3,590,997)	$2,615,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$0	$6,437	$23,852	$(716)	$29,573
Accrued liabilities	0	50,559	33,823	0	84,382

Total current liabilities	0	56,996	57,675	(716)	113,955

LONG-TERM DEBT	0	1,771,120	0	0	1,771,120

DEFERRED INCOME TAXES	0	160,462	0	0	160,462

OTHER NON-CURRENT LIABILITIES	0	22,474	12,099	0	34,573

Total liabilities	0	2,011,052	69,774	(716)	2,080,110

STOCKHOLDERS’ EQUITY	535,846	650,278	2,940,003	(3,590,281)	535,846

TOTAL LIABILITIES AND

STOCKHOLDERS’ EQUITY	$535,846	$2,661,330	$3,009,777	$(3,590,997)	$2,615,956

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2009

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,388	$173,630	$1,149	$0	$190,167
Trade accounts receivable - Net	0	10,519	96,498	(571)	106,446
Inventories	0	19,727	148,264	(225)	167,766
Deferred income taxes	0	18,700	0	0	18,700
Prepaid expenses and other	0	5,097	6,578	0	11,675

Total current assets	15,388	227,673	252,489	(796)	494,754

INVESTMENTS IN SUBSIDIARIES AND INTERCOMPANY BALANCES	803,774	2,124,389	668,574	(3,596,737)	0

PROPERTY, PLANT AND EQUIPMENT - Net	0	15,176	81,575	0	96,751

GOODWILL	0	68,201	1,394,109	0	1,462,310

TRADEMARKS AND TRADE NAMES	0	19,376	156,780	0	176,156

OTHER INTANGIBLE ASSETS - Net	0	9,980	186,785	0	196,765

DEBT ISSUE COSTS - Net	0	24,089	0	0	24,089

OTHER	0	2,134	1,481	0	3,615

TOTAL ASSETS	$819,162	$2,491,018	$2,741,793	$(3,597,533)	$2,454,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$0	$17,595	$27,655	$(570)	$44,680
Accrued liabilities	0	19,860	35,212	0	55,072

Total current liabilities	0	37,455	62,867	(570)	99,752

LONG-TERM DEBT	0	1,356,761	0	0	1,356,761

DEFERRED INCOME TAXES	0	162,745	0	0	162,745

OTHER NON-CURRENT LIABILITIES	0	12,281	3,739	0	16,020

Total liabilities	0	1,569,242	66,606	(570)	1,635,278

STOCKHOLDERS’ EQUITY	819,162	921,776	2,675,187	(3,596,963)	819,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$819,162	$2,491,018	$2,741,793	$(3,597,533)	$2,454,440

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 3, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES	$0	$45,135	$562,038	$(2,636)	$604,537

COST OF SALES	0	26,067	239,339	(1,564)	263,842

GROSS PROFIT	0	19,068	322,699	(1,072)	340,695

OPERATING EXPENSES:
Selling and administrative	0	21,685	48,747	(1,028)	69,404
Amortization of intangibles	0	468	11,034	0	11,502

Total operating expenses	0	22,153	59,781	(1,028)	80,906

INCOME FROM OPERATIONS	0	(3,085)	262,918	(44)	259,789

OTHER INCOME (EXPENSES):
Interest expense - net	0	(83,561)	(1,588)	0	(85,149)
Equity in income of subsidiaries	112,810	168,704	0	(281,514)	0

INCOME BEFORE INCOME TAXES	112,810	82,058	261,330	(281,558)	174,640

INCOME TAX PROVISION (BENEFIT)	0	(30,752)	92,582	0	61,830

NET INCOME	$112,810	$112,810	$168,748	$(281,558)	$112,810

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2009

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES	$0	$51,812	$513,484	$(1,098)	$564,198

COST OF SALES	0	29,364	214,970	(1,086)	243,248

GROSS PROFIT	0	22,448	298,514	(12)	320,950

OPERATING EXPENSES:
Selling and administrative	0	19,670	38,267	0	57,937
Amortization of intangibles	0	468	9,686	0	10,154

Total operating expenses	0	20,138	47,953	0	68,091

INCOME FROM OPERATIONS	0	2,310	250,561	(12)	252,859

OTHER INCOME (EXPENSES):
Interest expense - net	0	(61,457)	(3,391)	0	(64,848)
Equity in income of subsidiaries	121,291	159,438	0	(280,729)	0

INCOME BEFORE INCOME TAXES	121,291	100,291	247,170	(280,741)	188,011

INCOME TAX PROVISION (BENEFIT)	0	(21,000)	87,720	0	66,720

NET INCOME	$121,291	$121,291	$159,450	$(280,741)	$121,291

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 3, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,976	$(22,145)	$175,432	$0	$155,263

INVESTING ACTIVITIES:
Capital expenditures	0	(1,431)	(8,440)	0	(9,871)
Acquisition of businesses	0	(95,914)	0	0	(95,914)

Net cash used in investing activities	0	(97,345)	(8,440)	0	(105,785)

FINANCING ACTIVITIES:
Intercompany activities	371,710	(198,435)	(173,275)	0	0
Excess tax benefits related to share-based payment arrangements	16,071	0	0	0	16,071
Proceeds from exercise of stock options	3,293	0	0	0	3,293
Dividends paid	(404,868)	0	0	0	(404,868)
Proceeds from senior subordinated notes - net of discount and financing fees	0	404,248	0	0	404,248

Net cash provided by (used in) financing activities	(13,794)	205,813	(173,275)	0	18,744

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,818)	86,323	(6,283)	0	68,222

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,388	173,630	1,149	0	190,167

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,570	$259,953	$(5,134)	$0	$258,389

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2009

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,214)	$(25,380)	$160,611	$0	$129,017

INVESTING ACTIVITIES:
Capital expenditures	0	(1,657)	(7,502)	0	(9,159)
Acquisitions of businesses	0	(66,563)	0	0	(66,563)

Net cash used in investing activities	0	(68,220)	(7,502)	0	(75,722)

FINANCING ACTIVITIES:
Changes in intercompany activities	18,177	135,823	(154,000)	0	0
Excess tax benefits related to share-based payment arrangements	3,311	0	0	0	3,311
Proceeds from exercise of stock options	3,222	0	0	0	3,222
Purchase of treasury stock	(15,242)	0	0	0	(15,242)

Net cash provided by (used in) financing activities	9,468	135,823	(154,000)	0	(8,709)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,254	42,223	(891)	0	44,586

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,552	160,680	(3,170)	0	159,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,806	$202,903	$(4,061)	$0	$203,648

*    *    *    *    *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future terrorist attacks; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our substantial indebtedness; and other factors. Please refer to the other information included in this Quarterly Report on Form 10-Q and to the Annual Report on Form 10-K and Form 10-K/A for additional information regarding the foregoing factors that may affect our business.

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

For the third quarter of fiscal 2010, we generated net sales of $214.2 million and net income of $44.0 million. EBITDA As Defined was $105.8 million, or 49.4% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions

Dukes Aerospace Acquisition

On December 2, 2009, TransDigm Inc. acquired substantially all of the aerospace-related assets of Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $96 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. The preliminary purchase price allocation recorded in the balance sheet includes a fair value liability of $8 million recorded for the potential earn-out payments. Dukes Aerospace is a supplier of proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction.

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

Aircraft Parts Corporation Acquisition

On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $66.9 million in cash, net of a purchase price adjustment of $0.7 million received in November 2009. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction. APC is in the process of being liquidated and its operating assets have been transferred to other business units within the Company.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net Income	$44,005	$41,388	$112,810	$121,291
Adjustments:
Depreciation and amortization expense	7,585	6,741	22,534	20,342
Interest expense, net	28,222	21,226	85,149	64,848
Income tax provision	23,050	22,583	61,830	66,720

EBITDA	102,862	91,938	282,323	273,201
Adjustments:
Stock option expense(1)	1,756	1,698	5,026	4,190
Integration and purchase accounting adjustments(2)	1,202	1,096	7,146	2,935
Acquisition transaction-related expenses(3)	—	—	1,474	—
Deferred compensation costs(4)	—	—	—	297

EBITDA As Defined	$105,820	$94,732	$295,969	$280,623

(1)	Represents the compensation expense recognized by TD Group under our stock option plans.
(2)	Represents costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales.
(3)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our deferred compensation plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirty-Nine Week Periods Ended
	July 3, 2010	June 27, 2009
Net Cash Provided by Operating Activities	$155,263	$129,017
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(25,183)	21,115
Interest expense, net(1)	79,479	62,411
Income tax provision - current	61,730	61,561
Non-cash equity compensation(2)	(5,037)	(4,214)
Excess tax benefit from exercise of stock options	16,071	3,311

EBITDA	282,323	273,201
Adjustments:
Stock option expense(3)	5,026	4,190
Integration and purchase accounting adjustments(4)	7,146	2,935
Acquisition transaction-related expenses(5)	1,474	—
Deferred compensation costs(6)	—	297

EBITDA As Defined	$295,969	$280,623

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock plans.
(3)	Represents the compensation expense recognized by TD Group under our stock option plans.
(4)	Represents costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales.
(5)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(6)	Represents the compensation expense recognized by TD Group under our deferred compensation plans.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K and Form 10-K/A for the year ended September 30, 2009. There has been no other significant changes to our critical accounting policies during the thirty-nine week period ended July 3, 2010.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.8	43.2	43.6	43.1

Gross profit	57.2	56.8	56.4	56.9
Selling and administrative expenses	10.9	10.2	11.5	10.3
Amortization of intangibles	1.8	1.7	1.9	1.8

Income from operations	44.5	44.9	43.0	44.8
Interest expense - net	13.2	11.2	14.1	11.5
Income tax provision	10.8	11.9	10.2	11.8

Net income	20.5%	21.8%	18.7%	21.5%

Changes in Results of Operations

Thirteen week period ended July 3, 2010 compared with the thirteen week period ended June 27, 2009.

•

Net Sales. Net sales increased by $24.3 million, or 12.8%, to $214.2 million for the quarter ended July 3, 2010, from $189.9 million for the comparable quarter last year. Sales of $20.9 million, or 11.0%, resulted from the acquisitions of Acme and the Woodward HRT product line in fiscal 2009 and Dukes Aerospace in fiscal 2010. Organic sales increased by $3.4 million or 1.8% from the prior year. This increase was primarily due to: (i) an increase of $7.2 million in commercial aftermarket sales primarily due to improved demand in the commercial aerospace market across most of our product lines, (ii) a decrease of $3.6 million of commercial OEM sales, and (iii) a slight decrease of $1.1 million in defense sales.

•

Cost of Sales and Gross Profit. Cost of sales increased by $9.7 million, or 11.9%, to $91.7 million for the quarter ended July 3, 2010 from $82.0 million for the comparable quarter last year. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the higher net sales discussed above.

Gross profit as a percentage of sales increased to 57.2% for the thirteen week period ended July 3, 2010 from 56.8% for the thirteen week period ended June 27, 2009. The dollar amount of gross profit increased by $14.6 million, or 13.5%, to $122.4 million for the thirteen week period ended July 3, 2010 from $107.9 for the thirteen week period ended June 27, 2009. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $20.6 million from the acquisitions indicated above contributed gross profit of approximately $9 million for the quarter ended July 3, 2010, which includes the acquisition-related costs incurred in connection with those acquisitions. These acquisitions diluted gross profit as a percentage of sales for the quarter ended July 3, 2010 by approximately 2 percentage points.

•

Favorable product mix, favorable product pricing on our proprietary products and cost reduction efforts resulted in increased gross profit of approximately $5 million for the quarter ended July 3, 2010.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $4.0 million to $23.3 million, or 10.9% of sales, for the quarter ended July 3, 2010 from $19.3 million, or 10.2% of sales, for the comparable quarter last year. The increase in selling and administrative expenses is primarily due to higher selling and administrative expenses relating to recent acquisitions, new business development expenses and higher professional fees.

•	Amortization of Intangibles. Amortization of intangibles was $3.8 million and $3.3 million, respectively, for the thirteen week periods ended July 3, 2010 and June 27, 2009.

•

Interest Expense-net. Interest expense-net increased $7.0 million, or 33.0%, to $28.2 million for the quarter ended July 3, 2010 from $21.2 million for the comparable quarter last year. Interest expense increased primarily due to interest expense of approximately $9.4 million attributable to the the $425 million of 7 3/4% senior subordinated notes due 2014 issued in October 2009. Partially offsetting the increase was lower interest rates on the Company’s existing floating-rate borrowings under its senior secured credit facility. The Company’s weighted average level of outstanding borrowings was approximately $1.78 billion for the quarter ended July 3, 2010 and approximately $1.36 billion for the comparable quarter last year. The average interest rate was approximately 6.0% for the quarters ended July 3, 2010 and June 27, 2009.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 34.4% and 35.3%, respectively, for the quarters ended July 3, 2010 and June 27, 2009. The lower effective tax rate for the current thirteen week period was primarily due to a favorable adjustment related to the research & development tax credit applicable to the year ended September 30, 2009, which is reflected as a discrete item in the thirteen week period ended July 3, 2010.

•

Net Income. Net income increased $2.6 million, or 6.3%, to $44.0 million for the quarter ended July 3, 2010 compared to net income of $41.4 million for the quarter ended June 27, 2009, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share, calculated under the two-class method, was $0.83 for the quarter ended July 3, 2010 and $0.79 per share for the quarter ended June 27, 2009.

Thirty-nine week period ended July 3, 2010 compared with the thirty-nine week period ended June 27, 2009.

•

Net Sales. Net sales increased by $40.3 million, or 7.1%, to $604.5 million for the thirty-nine week period ended July 3, 2010, from $564.2 million for the comparable period last year. Sales of $56.9 million, or 10.1%, resulted from the acquisitions of APC, Acme and the Woodward HRT product line in fiscal 2009 and Dukes Aerospace in fiscal 2010. Organic sales declined by $16.6 million or 2.9% from the prior year. This decline was primarily due to: (i) a decrease of $20.7 million of commercial OEM sales resulting primarily from the impact of the significant decline in production rates in the business jet market resulting from the continued impact of global economic conditions negatively impacting the business jet market, and (ii) a decrease of $4.7 million in commercial aftermarket sales due to the continuing impact of the global economic downturn despite the slight improvement in worldwide airline traffic and business jet activity from the prior year. Partially offsetting the decline in organic commercial sales was an increase of $7.6 million in defense sales primarily due to increased demand for OEM and aftermarket spare parts and repairs across most of our product lines.

•

Cost of Sales and Gross Profit. Cost of sales increased by $20.6 million, or 8.5%, to $263.8 million for the thirty-nine week period ended July 3, 2010 from $243.2 million for the comparable period last year. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the higher net sales discussed above. In addition, the increase was partially attributable to higher costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales of $4.2 million.

Gross profit as a percentage of sales decreased to 56.4% for the thirty-nine week period ended July 3, 2010 from 56.9% for the thirty-nine week period ended June 27, 2009. The dollar amount of gross profit increased by $19.7 million, or 6.2%, to $340.7 million for the thirty-nine week period ended July 3, 2010 from $321.0 for the thirty-nine week period ended June 27, 2009. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $56.9 million from the acquisitions indicated above contributed gross profit of approximately $19 million for the thirty-nine week period ended July 3, 2010, which includes the acquisition-related costs incurred in connection with those acquisitions. These acquisitions diluted gross profit as a percentage of sales for the thirty-nine week period ended July 3, 2010 by approximately 2 percentage points.

•

Favorable product mix, favorable product pricing on our proprietary products and cost reduction efforts partially offset by the negative impact of fixed overhead costs spread over lower production volume (excluding acquisitions). The net impact of these items resulted in increased gross profit of approximately $1 million for the thirty-nine week period ended July 3, 2010 despite the decline in organic sales of $16.6 million discussed above.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $11.5 million, or 19.8%, to $69.4 million, or 11.5% of sales, for the thirty-nine week period ended July 3, 2010 from $57.9 million, or 10.3% of sales, for the comparable period last year. The increase in selling and administrative expenses is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $4.9 million, $1.5 million of transaction-related expenses incurred in connection with the acquisition of Dukes Aerospace (See Note 3 in Notes to Condensed Consolidated Financial Statements), higher research and development expenses primarily relating to Airbus A350 and A380 platforms more than offsetting declines in expenses on the Boeing 787, new business development expenses and higher professional fees.

•

Amortization of Intangibles. Amortization of intangibles increased to $11.5 million for the thirty-nine week period ended July 3, 2010 from $10.2 million for the comparable period last year. The net increase of $1.3 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by the order backlog becoming fully amortized in fiscal 2009 relating to prior acquisitions.

•

Interest Expense-net. Interest expense-net increased $20.3 million, or 31.3%, to $85.1 million for the thirty-nine week period ended July 3, 2010 from $64.8 million for the comparable period last year, comprising an increase in interest expense of $19.2 million and a decrease in interest income of $1.1 million. Interest expense increased primarily due to interest expense of approximately $28.0 million attributable to the the $425 million of 7 3/4% senior subordinated notes due 2014 issued in October 2009. Partially offsetting the increase was lower interest rates on the Company’s existing floating-rate borrowings under its senior secured credit facility. The Company’s weighted average level of outstanding borrowings was approximately $1.78 billion for the thirty-nine week period ended July 3, 2010 and approximately $1.36 billion for the comparable period last year. The average interest rate was approximately 6.1% for the thirty-nine week period ended July 3, 2010 and approximately 6.2% for the comparable period last year. Interest income was lower primarily due to lower interest rates on our invested cash balances.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was 35.4% for the thirty-nine week period ended July 3, 2010 compared to 35.5% for the thirty-nine week period ended June 27, 2009.

•

Net Income. Net income decreased $8.5 million, or 7.0%, to $112.8 million for the thirty-nine week period ended July 3, 2010 compared to net income of $121.3 million for the thirty-nine week period ended June 27, 2009, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share, calculated under the two-class method, was $1.56 for the thirty-nine week period ended July 3, 2010 and $2.31 per share for the comparable period last year. Due to the special cash dividend declared and paid during the quarter ended January 2, 2010, the net income for the thirty-nine week period ended July 3, 2010 of $112.8 million was reduced by an allocation of dividends to participating securities of $30.3 million (approximately $0.57 per share) resulting in a net income applicable to common shareholders of $82.5 million.

Backlog

As of July 3, 2010, the Company estimated its sales order backlog at $436 million compared to an estimated sales order backlog of $367 million as of June 27, 2009. This increase in backlog is primarily due to the purchase orders acquired in connection with the acquisitions of Acme, the Woodward HRT product line and Dukes Aerospace, discussed above, totaling approximately $55 million as of July 3, 2010. The majority of the purchase orders outstanding as of July 3, 2010 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of July 3, 2010 may not necessarily represent the actual amount of shipments or sales for any future period.

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

We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 6.5. Our leverage ratio for the fiscal year ended September 30, 2009 was approximately 3.5 and for the twelve months ended July 3, 2010 was approximately 4.5.

The Company has not, at this time, determined to change its debt facilities. However, in the future, the Company may increase its borrowings in connection with acquisitions, if cash flow from operations becomes insufficient to fund current operations or for other short-term cash needs or for stock repurchases or dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.

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

Operating Activities. The Company generated $155.3 million of cash from operating activities during the thirty-nine week period ended July 3, 2010 compared to $129.0 million during the thirty-nine week period ended June 27, 2009. The increase of $26.3 million was primarily due to lower cash payments for income taxes and an increase in income from operations, which was $259.8 million during the thirty-nine week period ended July 3, 2010 compared to $252.9 million during the thirty-nine week period ended June 27, 2009.

Investing Activities. Cash used in investing activities was $105.8 million during the thirty-nine week period ended July 3, 2010 consisting primarily of the acquisition of Dukes Aerospace and capital expenditures of $9.9 million. Cash used in investing activities was $75.7 million during the thirty-nine week period ended June 27, 2009 consisting primarily of the acquisition of APC and capital expenditures of $9.2 million.

Financing Activities. Cash provided by financing activities during the thirty-nine week period ended July 3, 2010 was $18.7 million, which comprised $404.2 million of net proceeds from the issuance of the 7 3/4% senior subordinated notes, $404.9 million of dividends and dividend equivalent payments, and $19.4 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options. Cash used in financing activities during the thirty-nine week period ended June 27, 2009 was $8.7 million, which related to the purchase of treasury stock of $15.2 million partially offset by the exercise of stock options of $6.5 million.

Description of Current Senior Secured Credit Facility and Indenture

Our senior secured credit facility consists of a $780 million term loan facility, which is fully drawn, and a $200 million revolving loan facility. At July 3, 2010, $198.0 million of the revolving credit facility was available.

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

Stock Repurchase

In October 2008, we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $50 million in the aggregate. From October 2008 to July 3, 2010, we repurchased a total of 494,100 shares at an aggregate cost of $15.2 million. The stock repurchases to date were made in the first and second quarters of fiscal 2009. No repurchases were made under the program during the quarter ended July 3, 2010.

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

In connection with the acquisition of Dukes Aerospace, TD Group recorded approximately $1.5 million of acquisition-related costs, which are included in selling and administrative expenses for the thirty-nine week period ended July 3, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At July 3, 2010, we had borrowings under our senior secured credit facility of $780 million that were subject to interest rate risk. Borrowings under our senior secured credit facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our senior secured credit facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our senior secured credit facility by approximately $7.8 million based on the amount of outstanding borrowings at July 3, 2010. The weighted average interest rate on the $780 million of borrowings under our senior secured credit facility on July 3, 2010 was 2.54%.

At July 3, 2010, we had an agreement in place to swap variable interest rates on our senior secured credit facility for fixed interest rates through March 23, 2011 for the notional amount of $300 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At July 3, 2010, the fair value of the interest rate swap agreement was a liability of $4.7 million.

The fair value of the $780 million aggregate principal amount of borrowings under the senior secured credit facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $757 million at July 3, 2010 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.0 billion aggregate principal amount of our 7 3/4% senior subordinated notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1.0 billion at July 3, 2010 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of July 3, 2010, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirteen week period ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

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

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At July 3, 2010, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85. No repurchases were made under the program during the quarter ended July 3, 2010.

ITEM 6.	Exhibits

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to Condensed Consolidated Financial Statements formatted in XBRL.

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	August 11, 2010
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Executive Vice President, Chief	August 11, 2010
Gregory Rufus	Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JULY 3, 2010

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to Condensed Consolidated Financial Statements formatted in XBRL.