Form 10-K
period 2010-09-30
TransDigm Group INC
filed 2010-11-15
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 3, 2010, based upon the last sale price of such voting and non-voting common stock on that date was $2,616,470,118.

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 49,448,405 as of October 29, 2010.

Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2011 Annual Meeting of Stockholders.

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

In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2010” or “fiscal 2010” means the period from October 1, 2009 to September 30, 2010.

PART I

ITEM 1.	BUSINESS

The Company

TransDigm Inc. was formed in July 1993 in connection with the acquisition of certain businesses from IMO Industries Inc. TransDigm Group Incorporated (“TD Group”) was formed in July 2003 at the direction of Warburg Pincus Private Equity VIII, L.P. (“Warburg Pincus”) to facilitate the acquisition of TransDigm, Inc. In March 2006 and May 2007, certain stockholders of TD Group and certain members of our management sold shares of TD Group common stock in underwritten public offerings. TD Group did not offer any shares of common stock for sale in the offerings and TD Group did not receive any of the proceeds from the sale of shares by the selling stockholders. As a result of the initial public offering in 2006, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG.” As a result of the follow on offering in 2007, TD Group was no longer a “controlled company” for the purposes of the NYSE listing requirements.

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that over 95% of our net sales for fiscal year 2010 were generated by proprietary products. In addition, for fiscal year 2010, we estimate that we generated approximately 80% of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 30 years. We estimate that approximately 60% of our net sales in fiscal year 2010 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.

On September 25, 2010, we entered into a definitive agreement (the “Purchase Agreement”) with McKechnie Holdings LLC to purchase all of the outstanding stock of McKechnie Aerospace Holdings, Inc. (“McKechnie”), a privately owned supplier of innovative aerospace products controlled by JLL Partners Inc., for a total purchase price on a cash-free, debt-free basis of approximately $1,265 million in cash. The Purchase Agreement contains representations, warranties, covenants and conditions that we believe are customary for a transaction of this size and type, as well as indemnification provisions subject to specified limitations. The closing of the McKechnie acquisition is subject to several conditions, including receipt of required regulatory approvals, and there can be no assurance that the McKechnie acquisition will be consummated as contemplated, or at all. We intend to finance the McKechnie acquisition and concurrently refinance a portion of our existing indebtedness through a combination of senior subordinated notes and borrowings under a new senior secured credit facility.

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

Our business is well diversified due to the broad range of products that we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, aircraft audio systems, specialized cockpit displays, engineered latching and locking devices, specialized lavatory components, engineered connectors and elastomers, rods and locking devices, NiCad batteries/chargers, and lighting and control technology.

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

Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. We also use a number of distributors to provide logistical support as well as primary customer contact with certain smaller accounts. Our major distributors are Aviall, Inc. (a subsidiary of The Boeing Company) and Satair A/S (a Danish public company on whose Board of Directors Mr. Howley, our Chairman and Chief Executive Officer, serves).

Manufacturing and Engineering

We maintain eighteen principal manufacturing facilities. Each manufacturing facility comprises manufacturing, distribution and engineering as well as administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate product profit and loss accounting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.

We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in Cost of Sales and in Selling and Administrative captions in our Consolidated Statements of Income. Total engineering expense represents approximately 9% of our operating units’ aggregate costs, or approximately 5% of our consolidated net sales. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.

We use sophisticated equipment and procedures to comply with quality requirements, specifications and Federal Aviation Administration (the “FAA”) and OEM requirements. We perform a variety of testing procedures, including testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities.

Customers

Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2010, Boeing (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 14% of our net sales. Our top ten customers for fiscal year 2010 accounted for approximately 48% of our net sales. Products supplied to many of our customers are used on multiple platforms.

Active commercial production programs include the Boeing 737, 747, 767 and 777, the Airbus A319/20/21, A330/A340 and A380, the Bombardier CRJ’s and Challenger, the Embraer RJ’s, the Cessna Citation family, the Raytheon Premier and Hawker and most Gulfstream airframes. Military platforms include aircraft such as the Boeing C-17, F-15 and F-18, the Lockheed Martin C-130J and F-16, the Northrop Grumman E2C (Hawkeye), the Joint Strikefighter and the Blackhawk, Chinook and Apache helicopters. TransDigm has been awarded numerous contracts for the development of engineered products for production on the Boeing 787 and Airbus A350XWB and A400M programs.

We believe that we have strong customer relationships with almost all large commercial transport, regional, general aviation and military OEMs. The demand for our aftermarket parts and services depends on, among other things, the breadth of our installed OEM base, revenue passenger miles (“RPMs”), the size and age of the worldwide aircraft fleet and, to a lesser extent, airline profitability. We believe that we are also a leading supplier of components used on U.S. designed military aircraft, including components that are used on a variety of fighter aircraft, military freighters and military helicopters.

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

We compete on the basis of engineering, manufacturing and marketing high quality products, which we believe meet or exceed the performance and maintenance requirements of our customers, consistent and timely delivery, and superior customer service and support. The industry’s stringent regulatory, certification and technical requirements, and the investments necessary in the development and certification of products, create barriers to entry for potential new competitors. As long as customers receive products that meet or exceed expectations and performance standards, we believe that they will have a reduced incentive to certify another supplier because of the cost and time of the technical design and testing certification process. In addition, we believe that concerns about safety and flight delays if products are unavailable or undependable are reasons for our customers to continue long-term supplier relationships.

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

Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act (“OSHA”), mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances.

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

Backlog

As of September 30, 2010, the Company estimated its sales order backlog at $467 million compared to an estimated sales order backlog of $402 million as of September 30, 2009. The increase in backlog is due to the acquisitions of Dukes Aerospace and Semco, discussed below, totaling approximately $35 million and an increase in orders across existing product lines in both OEM and aftermarket channels, reflecting the apparent beginning of a long awaited upturn in global air traffic. The majority of the purchase orders outstanding as of September 30, 2010 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2010 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture substantially all of our products in the United States, we manufacture some products in Malaysia through our wholly-owned Malaysian subsidiary and some products in Mexico through a maquiladora relationship with a third party. We sell our products in the United States, as well as in foreign countries. Substantially all of our foreign sales are transacted in U.S. dollars and, therefore, we have no material exposure to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar as a result of foreign sales. In addition, the amount of components or other raw materials or supplies that we purchase from foreign suppliers, including our Malaysian manufacturing subsidiary, are not material, with substantially all such transactions being made in U.S. dollars. Accordingly, we have no material exposure to currency fluctuations in the rate of exchange between foreign currencies and the U.S. dollar arising from these transactions.

Our direct sales to foreign customers were approximately $170.6 million, $150.4 million, and $144.3 million for fiscal years 2010, 2009 and 2008, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Environmental Matters

Our operations and facilities are subject to federal, state, local and foreign environmental laws and regulations governing, among other matters, the emission, discharge, generation, management, transportation and disposal of hazardous materials, wastes and pollutants, the investigation and remediation of contaminated sites, the health and safety of our employees, and permits required in connection with our operations. Although management believes that our operations and facilities are in material compliance with applicable environmental laws, management cannot provide assurance that future changes in such laws, or the regulations or requirements thereunder, or in the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Further, we could incur substantial costs, including cleanup costs, fines and sanctions, and third party property damage or personal injury claims as a result of violations of or liabilities under environmental laws, relevant common law, or the environmental permits required for our operations. Changes in environmental, health and safety laws or regulations or other or new regulations could increase our cost of doing business or impact the demand for our products.

Under some environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous materials. Persons who arrange for disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of those substances at a disposal or treatment site, regardless of whether the affected site is owned or operated by them. Because we own and/or operate a number of facilities that have a history of industrial or commercial use and because we arrange for the disposal of hazardous materials at many disposal sites, we may and do incur costs for investigation, removal and remediation. Contaminants have been detected at some of our present and former sites, principally in connection with historical operations, and investigations and/or clean-ups have been undertaken by us or by former owners of the sites. We receive inquiries and notices of potential liability with respect to offsite disposal facilities from time to time. Although we have not incurred any material investigation or cleanup costs to date and investigation and cleanup costs are not expected to be material in the future for existing operations of TD Group, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites, the failure of any other potentially liable party to meet its obligations, or the initiation of suits for personal injury or damages to property or natural resources could result in significant liability for us.

Employees

As of September 30, 2010, we had approximately 2,400 employees. Approximately 3% of our employees were represented by the United Steelworkers Union, approximately 2% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 3% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between us and these labor unions expire in April 2011, November 2012 and May 2013, respectively. We consider our relationship with our employees generally to be satisfactory.

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

Our business is directly affected by, among other factors, changes in revenue passenger miles (RPMs), the size and age of the worldwide aircraft fleet and, to a lesser extent, changes in the profitability of the commercial airline industry. RPMs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in recent years, the airline industry has been severely affected by the downturn in the global economy, higher fuel prices, the increased security concerns among airline customers following the events of September 11, 2001, the Severe Acute Respiratory Syndrome, or SARS, epidemic and the conflicts in Afghanistan and Iraq. In addition, recent global market and economic conditions have been unprecedented and challenging with continued turbulence in the U.S. and international markets and economies and have prolonged declines in business and consumer spending. As a result of the substantial reduction in airline traffic resulting from these events, the airline industry incurred, and some in the industry continue to incur, large losses and financial difficulties. Some carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products.

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

Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, as well as manufacturers of business jets, which accounted for approximately 20% of our net sales in fiscal year 2010, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, downturns in the global economy and national and international events, such as the events of September 11, 2001. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. Prior downturns have adversely affected our net sales, gross margin and net income.

We rely heavily on certain customers for much of our sales.

Our largest customer for fiscal year 2010 was The Boeing Company (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world). Boeing accounted for approximately 14% of our net sales in fiscal year 2010. Our top ten customers for fiscal year 2010 accounted for approximately 48% of our net sales. A reduction in purchasing by one of our larger customers for any reason, such as economic downturn, decreased production or strike, could have a material adverse effect on our net sales, gross margin and net income.

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

The military and defense market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (the “DOD”) budget. In addition to normal business risks, our supply of products to the United States Government is subject to unique risks largely beyond our control. Future DOD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current presidential administration, the U.S. Government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in Iraq and Afghanistan and possible political pressure to reduce U.S. Government military spending, each of which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures in the future could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.

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

We regularly engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could likely (and, if the McKechnie acquisition is consummated, would) result in the incurrence of additional debt and contingent liabilities and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

In addition, we may not be able to successfully integrate any business we acquire (including, potentially, the McKechnie business) into our existing business. The successful integration of new businesses depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may (and if the McKechnie acquisition is consummated, will) also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service, attract customers and develop new products and services or attend to other acquisition opportunities. Furthermore, if the McKechnie acquisition is consummated, the integration of McKechnie into our operations will require significant one-time costs. In addition, because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. Assuming consummation of the McKechnie acquisition, if we have difficulties in integrating the acquisition or if the benefits we expect to achieve from the acquisition do not materialize, our substantial indebtedness incurred to fund the acquisition and/or the substantial attention required from our management could result in our having to forego other opportunities.

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

Most of our U.S. Government contracts can be terminated by the U.S. Government for its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.

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

In addition, even where the price is not based on cost, the U.S. Government may seek to review our costs to determine whether our pricing is “fair and reasonable.” Five of our subsidiaries and divisions were subject to such a pricing review for years 2002 through 2004 and it is possible that we will be subject to a similar pricing review in the future. Such a review could be costly and time consuming for our management and could distract from our ability to effectively manage the business. As a result of such a review, we could be subject to providing a refund to the U.S. Government or we could be asked to enter into an arrangement whereby our prices would be based on cost or the DOD could seek to pursue alternative sources of supply for our parts. Any of those occurrences could lead to a reduction in our revenue from, or the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government.

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

In addition to the aviation approvals, we are at times required to obtain approval from U.S. Government agencies to export our products. Additionally, we are not permitted to export some of our products. A determination by the U.S. Government that we failed to receive required approvals or licenses could eliminate or restrict our ability to sell our products outside the United States, and the penalties that could be imposed by the U.S. Government for failure to comply with these laws could be significant.

Our substantial indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness. As of September 30, 2010, our total indebtedness was approximately $1,771.6 million (including discount or premium, net of amortization, in connection with the issuance of the original notes), which was approximately 74.9% of our total capitalization. If we consummate the McKechnie acquisition, we expect to add approximately $1,300 million of indebtedness. Accordingly, we expect that indebtedness would represent approximately 84% of our total capitalization as of September 30, 2010 on a pro forma basis.

In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2010, we had approximately $198.0 million of unused commitments under our revolving loan facility. If we consummate the McKechnie acquisition, we expect to obtain a new revolving loan facility with available borrowings of up to $300 million. Although our senior secured credit facility, the indentures (the “Indentures”) governing the 7 3/4% senior subordinated notes issued in June 2006, February 2007 and October 2009 (the “7 3/4% Senior Subordinated Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

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

In addition, all of our debt under the senior secured credit facility, which includes a $780 million term loan facility and a revolving loan facility of $200 million, bears interest at floating rates. If we consummate the McKechnie acquisition, we expect that we would have a higher amount of term loans and a revolving facility of $300 million bearing interest at floating rates. Accordingly, in the event that interest rates increase, our debt service expense will also increase. In order to reduce the floating interest rate risk, as of September 30, 2010, the Company was party to an interest rate swap agreement that fixes the rate of interest through March 23, 2011 on $300 million of debt under the senior secured credit facility.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the 7 3/4% Senior Subordinated Notes and, if the McKechnie acquisition is consummated, any new notes issued and other indebtedness incurred in connection therewith. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on our indebtedness, including the 7 3/4% Senior Subordinated Notes (as well as any new notes that will be issued and other indebtedness incurred if the McKechnie acquisition is consummated) and amounts borrowed under the credit facilities, and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness, including the amounts borrowed under the senior secured credit facility and the 7 3/4% Senior Subordinated Notes (as well as any new notes that will be issued and other indebtedness incurred if the McKechnie acquisition is consummated), or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, the Indentures and the senior secured credit facility may restrict us from adopting any of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would otherwise adversely affect the 7 3/4% Senior Subordinated Notes (as well as any new notes that will be issued if the McKechnie acquisition is consummated).

The terms of the senior secured credit facility, Indentures and other debt instruments may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

Our existing senior secured credit facility and the Indentures contain a number of restrictive covenants that impose significant operating and financial restrictions on TD Group, TransDigm Inc. and its subsidiaries (in the case of the senior secured credit facility) and TransDigm Inc. and its subsidiaries (in the case of the Indentures) and may limit their ability to engage in acts that may be in our long-term best interests. The senior secured credit facility and Indentures include covenants restricting, among other things, the ability of TD Group, TransDigm Inc. and its subsidiaries (in the case of the senior secured credit facility) and TransDigm Inc. and its subsidiaries (in the case of the Indentures) to:

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

We expect that any new credit facility or new senior subordinated notes entered into or issued in connection with the financing of the McKechnie acquisition would also contain restrictive covenants and significant operating and financial restrictions on TD Group.

We could incur substantial costs as a result of violations of or liabilities under environmental laws and regulations.

Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. We could incur substantial costs, including clean-up costs, fines and sanctions and/or third party property damage or personal injury claims as a result of violations of, or liabilities under, environmental laws, relevant common law or the environmental permits required for our operations. Changes in environmental, health and safety laws or regulations or other new regulations could increase our costs of doing business or adversely impact the demand for our products.

Pursuant to certain environmental laws, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of any hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be held liable for the costs of investigation, removal or remediation of those substances at a disposal or treatment site, regardless of whether the affected site is owned or operated by them. Contaminants have been detected at some of our present and former sites, principally in connection with historical operations, and investigations and/or clean-ups have been undertaken by us or by former owners of the sites. We also receive inquiries and notices of potential liability with respect to offsite disposal facilities from time to time. Although we are not aware of any sites for which material obligations exist, the discovery of additional contaminants, the imposition of additional clean-up obligations at these or other sites, the failure of any other potentially liable party to meet its obligations or the initiation of suits for personal injury or damages to property or natural resources could result in significant liability.

McKechnie is a party to a number of legal proceedings and is responsible, in whole or in part, for remediation at a number of owned or third-party sites, for which McKechnie has reserves on its balance sheet.

Assuming the McKechnie acquisition is consummated, if the amount of any reserves we establish in connection with those remediations and related legal liabilities is significantly less than the actual costs incurred to satisfy those liabilities, our operating results could be materially impacted.

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

As of September 30, 2010, we had approximately 2,400 employees. Approximately 3% of our employees were represented by the United Steelworkers Union, approximately 2% were represented by the United Automobile, Aerospace and Agricultural Implement Workers of America and approximately 3% were represented by the International Brotherhood of Electrical Workers. Collective bargaining agreements between us and these labor unions expire in April 2011, November 2012 and May 2013, respectively. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could materially and adversely affect our ability to provide products to our customers.

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

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, license agreements and technology, were approximately $400.4 million at September 30, 2010, representing approximately 15% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $1,571.7 million at September 30, 2010, representing approximately 59% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.

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

There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. You may not be able to sell your shares at or above the purchase price due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects, including possible changes due to the cyclical nature of the aerospace industry and other factors such as fluctuations in OEM and aftermarket ordering, which could cause short-term swings in profit margins, or unrelated to our operating performance, including market conditions affecting the stock market generally or the stocks of aerospace companies more specifically.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

TransDigm’s owned properties as of September 30, 2010 are as follows:

Location	Square Footage
Liberty, SC	219,000
Waco, TX	218,800
Los Angeles, CA	131,000
Addison, IL	83,300
Seattle, WA	78,000
Painesville, OH	63,900
Cleveland, OH	50,000
Avenel, NJ	48,500
Valencia, CA	38,000
Malaysia	24,800
Deerfield, FL	20,000

The properties listed above, except Addison, Deerfield, Malaysia and Valencia are subject to mortgage liens under our senior secured credit facility.

TransDigm’s leased properties as of September 30, 2010 are as follows:

Location	Square Footage
Dayton, NV	144,000
Fullerton, CA	100,000
Collegeville, PA	90,000
Camarillo, CA	70,000
Tempe, AZ	40,200
Northridge, CA	35,000
Nogales, MX	27,000
Gardena, CA	25,000
Bellevue, WA	18,000
Wichita, KS	10,000
Mesa, AZ	9,100
Cleveland, OH	7,100

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

Quarterly Stock Prices
	High	Low
Fiscal 2009
For Quarter ended December 27, 2008	$35.60	$23.00
For Quarter ended March 28, 2009	40.56	29.51
For Quarter ended June 27, 2009	40.63	31.49
For Quarter ended September 30, 2009	50.93	35.15

Fiscal 2010
For Quarter ended January 2, 2010	50.94	38.92
For Quarter ended April 3, 2010	54.48	46.54
For Quarter ended July 3, 2010	57.31	48.68
For Quarter ended September 30, 2010	64.67	49.22

Holders

We estimate that there were approximately 3,400 beneficial holders of our common stock as of November 8, 2010.

Dividends

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

The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the

Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

                                    [CHART]

            COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
         Among TransDigm Group, Inc, The S&P Smallcap 600 Index
           and S&P SmallCap 600 S&P Aerospace & Defense Index

                                                       S&P SmallCap 600
      TransDigm Group, Inc.    S&P Smallcap 600     S&P Aerospace & Defense
      ---------------------    ----------------     -----------------------
3/06        100.00                  100.00                 100.00
9/06        101.33                   99.24                  89.68
9/07        189.67                  114.06                 139.70
9/08        142.03                   98.29                 107.76
9/09        206.68                   87.86                  81.20
9/10        301.78                  100.35                  92.35

*$100 invested on 3/15/06 in stock or 2/28/06 in index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright(C) 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	3/06	9/06	9/07	9/08	9/09	9/10
TransDigm Group, Inc	100.00	101.33	189.67	142.03	206.68	301.78
S&P Smallcap 600	100.00	99.24	114.06	98.29	87.86	100.35
S&P SmallCap 600 S&P Aerospace & Defense	100.00	89.68	139.70	107.76	81.20	92.35

Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At September 30, 2010, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85. No purchases were made under the program during the quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2006 to 2010 which have been derived from TD Group’s audited consolidated financial statements.

Separate historical financial information of TransDigm Inc. is not presented since the 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or significant assets separate from its investment in TransDigm Inc.

Acquisitions of businesses and product lines completed by TD Group during the last five fiscal years are as follows:

•	On May 1, 2006, Skurka Aerospace Inc. (“Skurka”) acquired certain assets and assumed certain liabilities of Electra-Motion, Inc.

•	On June 12, 2006, TransDigm Inc. acquired all of the outstanding capital stock of Sweeney Engineering Corp.

•	On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp.

•	On February 7, 2007, TransDigm completed the merger with Aviation Technologies, Inc. (“ATI”), resulting in ATI becoming a wholly-owned subsidiary of TransDigm Inc.

•	On August 10, 2007, TransDigm (through Bruce Aerospace, Inc., a newly formed subsidiary of TransDigm Inc.) acquired certain assets and assumed certain liabilities of Bruce Industries Inc.

•	On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc.

•	On September 26, 2008, Champion Aerospace LLC, a subsidiary of TransDigm Inc., acquired certain product line assets from Unison Industries, LLC, a GE Aviation business.

•	On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation.

•	On July 24, 2009, TransDigm Inc. acquired all of the outstanding capital stock of Acme Aerospace Inc.

•	On August 10, 2009, AeroControlex Group Inc., a subsidiary of TransDigm Inc., acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company.

•

On December 2, 2009, TransDigm Inc. (through a newly formed, wholly owned subsidiary of TransDigm Inc., Dukes Aerospace Inc.) acquired certain assets and liabilities from Dukes, Inc. and GST Industries, Inc.

•	On September 3, 2010, TransDigm Inc. acquired all of the outstanding capital stock of Semco Instruments Inc.

All of the acquisitions were accounted for using the acquisition method. The results of operations of the acquired businesses and product lines are included in TD Group’s consolidated financial statements from the date of each of the acquisitions.

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

Our management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because securities analysts, investors, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because the revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a financial covenant that measures the ratio of the amount of our secured indebtedness to the amount of our Consolidated EBITDA defined in the same manner as we define EBITDA As Defined herein. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility (and such an event of default could, in turn, result in an event of default under the indenture governing our 7 3/4% Senior Subordinated Notes).

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

	Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts )
Statement of Operations Data:
Net Sales	$827,654	$761,552	$713,711	$592,798	$435,164
Gross profit(1)	473,066	429,346	385,931	309,032	221,290
Operating expenses:
Selling and administrative	94,918	80,018	74,650	62,890	48,309
Amortization of intangibles	15,079	13,928	12,002	12,304	6,197
Refinancing costs	—	—	—	—	48,617

Operating income(1)	363,069	335,400	299,279	233,838	118,167
Interest expense, net	112,234	84,398	92,677	91,767	76,732

Income before income taxes	250,835	251,002	206,602	142,071	41,435
Income tax provision	87,390	88,100	73,476	53,426	16,318

Net income	$163,445	$162,902	$133,126	$88,645	$25,117

Net income applicable to common stock	$133,132	$162,902	$133,126	$88,645	$25,117

Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	49,171	48,481	47,856	45,630	44,415
Vested options deemed participating securities	3,752	4,058	4,242	4,934	5,073

Total shares for basic and diluted earnings per share	52,923	52,539	52,098	50,564	49,488

Net earnings per share:
Basic and diluted(2)	$2.52	$3.10	$2.56	$1.75	$0.51
Cash dividends paid per common share	$7.65	$—	$—	$—	$—

	As of September 30,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$234,112	$190,167	$159,062	$105,946	$61,217
Working capital	470,496	395,002	334,932	298,380	190,742
Total assets	2,677,818	2,454,440	2,255,821	2,061,053	1,416,712
Long-term debt, including current portion	1,771,646	1,356,761	1,357,230	1,357,854	925,000
Stockholders’ equity	592,979	819,162	653,900	487,551	363,041

	Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$197,304	$197,112	$189,635	$112,436	$3,058
Investing activities	(176,559)	(168,388)	(165,044)	(521,665)	(35,323)
Financing activities	23,200	2,381	28,525	453,958	(10,739)
Depreciation and amortization	30,165	27,521	25,254	23,952	16,111
Capital expenditures	12,887	13,155	10,884	10,258	8,350
Ratio of earnings to fixed charges(3)	3.2x	3.9x	3.2x	2.5x	1.5x

Other Data:
EBITDA(4)	$393,234	$362,921	$324,533	$257,790	$134,278
EBITDA As Defined(4)	$411,609	$374,690	$333,077	$274,708	$194,437

(1)	Gross profit and operating income include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2010, 2009, 2008, 2007 and 2006 of $4,794,000, $2,264,000, $1,933,000, $6,392,000, and $200,000, respectively.
(2)	Net income per share is calculated by dividing net income applicable to common stock by the basic and diluted weighted average common shares outstanding.
(3)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense.
(4)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined and the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands)
Net income	$163,445	$162,902	$133,126	$88,645	$25,117
Add:
Depreciation and amortization	30,165	27,521	25,254	23,952	16,111
Interest expense, net	112,234	84,398	92,677	91,767	76,732
Provision for income taxes	87,390	88,100	73,476	53,426	16,318

EBITDA	393,234	362,921	324,533	257,790	134,278
Add:
Inventory purchase accounting adjustments(1)	4,794	2,264	1,933	6,392	200
Acquisition integration costs(2)	4,171	3,426	393	2,037	1,032
Acquisition transaction-related expenses(3)	2,717	—	—	—	—
Non-cash compensation and deferred compensation costs(4)	6,693	6,079	6,218	5,482	988
One-time special bonus payments(5)	—	—	—	—	6,222
Acquisition earnout costs(6)	—	—	—	850	450
Refinancing costs(7)	—	—	—	—	48,617
Public offering costs(8)	—	—	—	1,691	2,650
Write-down of certain property held for sale	—	—	—	466	—

EBITDA As Defined	$411,609	$374,690	$333,077	$274,708	$194,437

(1)	Represents purchase accounting adjustments to inventory associated with the acquisitions of various businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(4)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans. The amount reflected above for the fiscal year ended September 30, 2006 includes (i) a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two of our deferred compensation plans during such period and (ii) expense recognized by us under a new deferred compensation plan adopted by us during such period.
(5)	Represents the aggregate amount of one-time special bonuses paid on November 10, 2005 to members of management. On November 10, 2005, we entered into an amendment to our former senior secured credit facility pursuant to which the lenders thereunder agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.
(6)	Represents the amount recognized for an earnout payment pursuant to the terms of the retention agreement entered into in connection with the acquisition of substantially all of the assets of Skurka Engineering Company in December 2004. Pursuant to the November 10, 2005 amendment to our former senior secured credit facility described above, the lenders thereunder agreed to exclude earnout payments and deferred purchase price payments made in connection with certain permitted acquisitions from the calculation of EBITDA As Defined.
(7)

Represents costs incurred in connection with the refinancing in June 2006, including the premium paid to redeem our 8 3/8% senior subordinated notes of $25.6 million, the write off of debt issue costs of $22.9 million, and other expenses of $0.1 million.

(8)	Represents costs and expenses incurred by TD Group related to the initial public offering in March 2006 or the secondary offering in May 2007.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$197,304	$197,112	$189,635	$112,436	$3,058
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(4,971)	1,897	(35,544)	(10,602)	111,148
Interest expense, net, excluding amortization of debt issue costs / note premium(1)	104,656	81,147	89,580	88,620	50,011
Income tax provision—current	85,490	79,300	66,141	47,196	(1,925)
Non-cash equity compensation(2)	(6,704)	(5,813)	(4,035)	(3,487)	(2,403)
Excess tax benefit from exercise of stock options	17,459	9,278	18,756	23,627	—
Loss on repayment of senior subordinated notes(3)	—	—	—	—	(25,611)

EBITDA	393,234	362,921	324,533	257,790	134,278
Add:
Inventory purchase accounting adjustments(4)	4,794	2,264	1,933	6,392	200
Acquisition integration costs(5)	4,171	3,426	393	2,037	1,032
Acquisition transaction-related expenses(6)	2,717	—	—	—	—
Non-cash compensation and deferred compensation costs(7)	6,693	6,079	6,218	5,482	988
One-time special bonus payments(8)	—	—	—	—	6,222
Acquisition earnout costs(9)	—	—	—	850	450
Refinancing costs(10)	—	—	—	—	48,617
Public offering costs(11)	—	—	—	1,691	2,650
Write-down of certain property held for sale	—	—	—	466	—

EBITDA As Defined	$411,609	$374,690	$333,077	$274,708	$194,437

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under its stock plans.
(3)	Represents costs incurred in connection with the refinancing in June 2006 and the premium paid to redeem our 8 3/8% senior subordinated notes of $25.6 million.
(4)	Represents purchase accounting adjustments to inventory associated with the acquisitions of various businesses and product lines that were charged to cost of sales when the inventory was sold.
(5)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(6)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(7)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans. The amount reflected above for the fiscal year ended September 30, 2006 includes (i) a reversal of previously recorded amounts charged to expense of $3.8 million resulting from the termination of two of our deferred compensation plans during such period and (ii) expense recognized by us under a new deferred compensation plan adopted by us during such period.
(8)	Represents the aggregate amount of one-time special bonuses paid on November 10, 2005 to members of management. On November 10, 2005, we entered into an amendment to our former senior secured credit facility pursuant to which the lenders thereunder agreed to exclude these one-time special bonus payments from the calculation of EBITDA As Defined.

(9)	Represents the amount recognized for an earnout payment pursuant to the terms of the retention agreement entered into in connection with the acquisition of substantially all of the assets of Skurka Engineering Company in December 2004. Pursuant to the November 10, 2005 amendment to our former senior secured credit facility described above, the lenders thereunder agreed to exclude earnout payments and deferred purchase price payments made in connection with certain permitted acquisitions from the calculation of EBITDA As Defined.
(10)

Represents costs incurred in connection with the refinancing in June 2006, including the premium paid to redeem our 8 3/8% senior subordinated notes of $25.6 million, the write off of debt issue costs of $22.9 million, and other expenses of $0.1 million.

(11)	Represents costs and expenses incurred by TD Group related to the initial public offering in March 2006 or the secondary offering in May 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, aircraft audio systems, specialized cockpit displays, engineered latching and locking devices, specialized lavatory components, engineered connectors and elastomers, rods and locking devices, NiCad batteries/chargers, and lighting and control technology. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

Long-term Sustainable Growth

For fiscal year 2010, we generated net sales of $827.7 million, gross profit of $473.1 million or 57.2% of sales, and net income of $163.4 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long term.

Our selective acquisition strategy has also contributed to the growth of our business. The integration of certain acquisitions into our existing businesses combined with implementing our proven operating strategy has historically resulted in improvements of the financial performance of the acquired business.

Our key competitive strengths and the elements of our business strategy are set forth in more detail below.

We believe our key competitive strengths include:

Large and Growing Installed Product Base with Aftermarket Revenue Stream. We provide components to a large and growing installed base of aircraft to which we supply aftermarket products. We estimate that our products are installed on more than 63,000 commercial transport, regional transport, military and general aviation fixed wing turbine aircraft and rotary wing aircraft.

Diversified Revenue Base. We believe that our diversified revenue base reduces our dependence on any particular product, platform or market channel and has been a significant factor in maintaining our financial performance. Our products are installed on almost all of the major commercial aircraft platforms now in production.

Significant Barriers to Entry. We believe that the niche nature of our markets, the industry’s stringent regulatory and customer certification requirements, the relatively low unit cost as compared to many other highly engineered aerospace products and the investments necessary to develop and certify products create significant practical barriers to entry for potential competitors.

Our business strategy is made up of two key elements: (1) a value-driven operating strategy focused around our three core value drivers and (2) a selective acquisition strategy.

Value-Driven Operating Strategy. Our three core value drivers are:

•

Obtaining Profitable New Business. We attempt to obtain profitable new business by using our technical expertise, application skill and our detailed knowledge of our customer base and the individual niche markets in which we operate. We have regularly been successful in identifying and developing both aftermarket and OEM products to drive our growth.

•

Improving Our Cost Structure. We are committed to maintaining and continuously improving our lean cost structure through detailed attention to the cost of each of the products that we offer and our organizational structure, with a focus on reducing the cost of each.

•

Providing Highly Engineered Value-Added Products to Customers. We focus on the engineering, manufacturing and marketing of a broad range of highly engineered niche products that we believe provide value to our customers. We believe we have been consistently successful in communicating to our customers the value of our products. This has generally enabled us to price our products to fairly reflect the value we provide and the resources required to do so.

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired and integrated 28 businesses and/or product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume.

Public Offerings

On March 20, 2006 and May 25, 2007, certain stockholders of TD Group (including certain members of our management) sold an aggregate of 11.5 million and 12.6 million shares of TD Group’s common stock, respectively, in public offerings at prices of $21.00 and $35.25 per share. TD Group did not offer any shares of its common stock for sale in the public offerings and TD Group did not receive any of the proceeds from the sale of such shares by the selling stockholders. As a result of the initial public offering, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG.”

Certain Acquisitions

Semco Instruments Acquisition

On September 3, 2010, TransDigm Inc. acquired all of the outstanding capital stock of Semco Instruments, Inc. (“Semco”) for approximately $71 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. Semco is a designer and manufacturer of proprietary, highly engineered components for all major turbo-prop, turbo-fan, and turbo-shaft engines, which are primarily used on helicopters, business jets and selected regional airplanes. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Semco, and therefore the consolidated financial statements at September 30, 2010 reflect a preliminary purchase price allocation for the business.

Dukes Aerospace Acquisition

On December 2, 2009, TransDigm (through Dukes Aerospace, Inc., a newly formed, wholly owned subsidiary of TransDigm Inc.) acquired substantially all of the aerospace-related assets of Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $96 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. Dukes Aerospace is a supplier of proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction. The preliminary purchase price allocation includes a fair value liability of $8 million recorded for the potential earn-out payments.

Woodward HRT Product Line Acquisition

On August 10, 2009, TransDigm Inc., through its AeroControlex Group Inc. subsidiary, acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company (“Woodward HRT product line”) for approximately $48.7 million in cash, which includes a purchase price adjustment of $0.7 million paid in February 2010. The product line comprises a range of highly engineered fuel and pneumatic valves and surge suppressors, the majority of which are used on military rotary and fixed wing aircraft, all of which fit well with TransDigm’s overall business direction. Woodward Governor had recently acquired this business as part of its acquisition of HR Textron, Inc.

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

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2010	2009
	(in thousands)
Net income	$163,445	$162,902
Add:
Depreciation and amortization expense	30,165	27,521
Interest expense, net	112,234	84,398
Income tax provision	87,390	88,100

EBITDA(1)	393,234	362,921
Add:
Inventory purchase accounting adjustments(2)	4,794	2,264
Acquisition integration costs(3)	4,171	3,426
Acquisition transaction-related expenses(4)	2,717	—
Non-cash compensation and deferred compensation costs(5)	6,693	6,079

EBITDA As Defined(1)	$411,609	$374,690

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.
(2)	Represents purchase accounting adjustments to inventory associated with the acquisitions of various businesses and product lines that were charged to cost of sales when the inventory was sold.
(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(4)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(5)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$197,304	$197,112
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(4,971)	1,897
Interest expense, net, excluding amortization(1)	104,656	81,147
Income tax provision—current	85,490	79,300
Non-cash equity compensation(2)	(6,704)	(5,813)
Excess tax benefit from exercise of stock options	17,459	9,278

EBITDA(3)	393,234	362,921
Add:
Inventory purchase accounting adjustments(4)	4,794	2,264
Acquisition integration costs(5)	4,171	3,426
Acquisition transaction-related expenses(6)	2,717	—
Non-cash compensation and deferred compensation costs(7)	6,693	6,079

EBITDA As Defined(3)	$411,609	$374,690

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under its stock plans.
(3)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.
(4)	Represents purchase accounting adjustments to inventory associated with the acquisitions of various businesses and product lines that were charged to cost of sales when the inventory was sold.
(5)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(6)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(7)	Represents the expenses recognized by us under our stock option plans and our deferred compensation plans.

Trend Information

We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounts for approximately 40% of total sales; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounts for approximately 23% of total sales; and the defense market, which accounts for approximately 34% of total sales. Non-aerospace sales comprise approximately 3% of our total sales.

The commercial aerospace industry, including the aftermarket and OEM market, is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry had shown strength with increases in revenue passenger miles, or RPMs, between 2003 and 2008, as well as increases in OEM production and backlog, however, the recent global economic downturn negatively impacted the commercial aerospace industry causing RPMs to decline slightly in 2009. In 2010, the commercial aerospace industry has slightly rebounded with increases in RPMs, as well the large commercial OEM sector (aircraft with 100 or more seats) with order announcements by The Boeing Company and Airbus S.A.S. leading to planned increases in production. The 2011 leading indicators and industry consensus suggest that conditions in the commercial transport market sector are likely to improve, including a return to RPM growth and a modest acceleration of capacity growth.

The defense aerospace market is dependent on government budget constraints, the timing of orders and the extent of global conflicts. It is not necessarily affected by general economic conditions that affect the commercial aerospace industry.

Our presence in both the commercial aerospace and military sectors of the aerospace industry may mitigate the impact on our business of any specific industry risk. We service a diversified customer base in the commercial and military aerospace industry, and we provide components to a diverse installed base of aircraft, which mitigates our exposure to any individual airframe platform. At times, declines in sales in one channel have been offset by increased sales in another. However, due to differences between the profitability of our products sold to OEM and aftermarket customers, variation in product mix can cause variation in gross margin.

There are many short-term factors (including inventory corrections, unannounced changes in order patterns, strikes and mergers and acquisitions) that can cause short-term disruptions in our quarterly shipment patterns as compared to previous quarters and the same periods in prior years. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons.

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

Commercial Aftermarket

The key growth factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft. Although RPMs increased annually between 2003 and 2008, 2009 had negative growth as a result of the expected reductions in air traffic and capacity due to the slowdown in the global economy. Current industry consensus indicates that RPMs is stabilizing and will return to positive growth thereafter.

Commercial OEM Market

There is industry consensus that conditions in the commercial transport market sector have improved recently. We are expecting increased activity in the large commercial OEM sector (aircraft with 100 or more seats) driven by order announcements by The Boeing Company and Airbus S.A.S. Furthermore, the business jet OEM market significantly declined in 2009 and 2010 and is expected to bottom out in the near future. This market has also been negatively impacted by the slowdown in economic growth, corporate profits, commodity prices and stock market returns across the world.

Defense

In recent years, defense spending has reached historic highs, due in part to the military engagements in Afghanistan and Iraq and the war on terrorism. Our military business fluctuates from year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. We anticipate that military related sales of our types of products could be flat to modestly down in future years over the current high levels.

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

Revenue Recognition and Related Allowances: Revenue is recognized from the sale of products when title and risk of loss passes to the customer, which is generally at the time of shipment. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. Provisions for returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. We have a history of making reasonably dependable estimates of such allowances; however, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.

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

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies throughout the Company’s operations, generally ranging from 90 days to six years. In addition, certain contracts with distributors contain right of return provisions. The Company accrues for estimated returns and warranty claims based on knowledge of product performance issues and excess inventories provided by its customers and industry sources. The Company also provides a general amount based on historical results. Historically, actual product returns and warranty claims have not differed materially from the estimates originally established.

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

Intangible Assets: Mergers and acquisitions are accounted for using the acquisition method and have resulted in significant amounts of identifiable intangible assets and goodwill. Fair value adjustments to the

Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition. We generally use third-party appraisals to assist us in determining the fair value adjustments.

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

GAAP requires that the annual, and any interim, impairment assessment be performed at the reporting unit level. The reporting unit level is the operating subsidiary level for the Company. Substantially all goodwill was determined and recognized for each operating subsidiary pursuant to the accounting for the merger or acquisition as of the date of each transaction, and therefore the allocation of goodwill among reporting units was immaterial for purposes of the impairment assessment. With respect to acquisitions integrated into an existing operating subsidiary, any related goodwill is combined with goodwill of the operating subsidiary.

Stock Options: The Company accounts for the cost of its stock options in accordance with GAAP, which requires the measurement of compensation expense under the stock option plan to be based on the fair value of the awards under the plan on the grant dates and amortizes the expense over the options’ vesting periods. Compensation expense is recorded over the service period using the straight-line method for service-based awards and in the service period corresponding to the performance target for performance-based awards.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Fiscal Years Ended September 30,
	2010	2010% of Sales	2009	2009% of Sales	2008	2008% of Sales
Net sales	$827,654	100.0%	$761,552	100.0%	$713,711	100.0%
Cost of sales	354,588	42.8	332,206	43.6	327,780	45.9
Selling and administrative	94,918	11.5	80,018	10.5	74,650	10.5
Amortization of intangibles	15,079	1.8	13,928	1.8	12,002	1.7

Income from operations	363,069	43.9	335,400	44.1	299,279	41.9
Interest expense, net	112,234	13.6	84,398	11.1	92,677	12.9
Income tax provision	87,390	10.6	88,100	11.6	73,476	10.3

Net income	$163,445	19.7%	$162,902	21.4%	$133,126	18.7%

Fiscal year ended September 30, 2010 compared with fiscal year ended September 30, 2009

Net Sales. Net sales increased by $66.1 million, or 8.7%, to $827.7 million for fiscal 2010 from $761.5 million for fiscal 2009. Sales of $73.8 million resulted from the acquisitions of Aircraft Parts Corporation, Acme and the Woodward HRT product line in fiscal 2009 as well as the recent acquisitions of Dukes Aerospace and Semco in fiscal 2010.

Sales excluding acquisitions declined by $7.6 million, or 1.0%, from the prior year. The decline in organic sales was primarily due to a decrease of $18.7 million of commercial OEM sales resulting primarily from the business jet OEM’s significant production rate reductions and related inventory reductions resulting from the impact of the global economic conditions. Partially offsetting the decline in organic commercial OEM sales was (i) an increase of $6.2 million in commercial aftermarket sales due to the apparent beginning of a long awaited upturn in global air traffic; and (ii) an increase of $2.7 million in defense sales primarily due to increased demand for OEM products across most of our product lines.

Cost of Sales and Gross Profit. Cost of sales increased by $22.4 million, or 6.7%, to $354.6 million for fiscal 2010 from $332.2 million for fiscal 2009. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the higher net sales discussed above. In addition, the increase was partially attributable to higher costs incurred to integrate acquired businesses into TD Group’s operations and purchase accounting adjustments to inventory that were charged to cost of sales of $3.3 million.

Gross profit as a percentage of sales increased to 57.2% for fiscal 2010 from 56.4% for fiscal 2009. The dollar amount of gross profit increased by $43.7 million, or 10.2%, to $473.1 million for fiscal year 2010 from $429.3 million for fiscal 2009. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $73.8 million from the acquisitions indicated above contributed gross profit of approximately $26 million in fiscal 2010, which includes the acquisition-related costs incurred in connection with those acquisitions. These acquisitions diluted gross profit as a percentage of sales for fiscal 2010 by approximately 2 percentage points.

•

Favorable product mix, favorable product pricing on our proprietary products and cost reduction efforts partially offset by the negative impact of fixed overhead costs spread over lower production volume (excluding acquisitions). The net impact of these items resulted in increased gross profit of approximately $18 million in fiscal 2010 despite the decline in organic sales of $7.6 million discussed above.

Selling and Administrative Expenses. Selling and administrative expenses increased by $14.9 million or 18.6%, to $94.9 million, 11.5% of net sales, for fiscal 2010 from $80.0 million, or 10.5% of net sales, for fiscal 2009. This increase was primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $6.4 million, transaction-related expenses incurred in connection with the acquisition of Dukes Aerospace and Semco Instruments of approximately $2.7 million, higher research and development expenses primarily relating to Airbus A350 and A380 platforms more than offsetting declines in expenses on the Boeing 787, new business development expenses and higher professional fees.

Amortization of Intangibles. Amortization of intangibles increased to $15.1 million for fiscal 2010 from $13.9 million for fiscal 2009. The net increase of $1.2 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by the order backlog becoming fully amortized in fiscal 2009 relating to prior acquisitions.

Income from Operations. Operating income increased by $27.7 million, or 8.2%, to $363.1 million for fiscal 2010 from $335.4 million for fiscal 2009, primarily due to higher sales and other factors described above.

Interest Expense-Net. Interest expense-net increased $27.8 million, or 33.0%, to $112.2 million for fiscal 2010 from $84.4 million for fiscal 2009, comprising an increase in interest expense of $26.7 million and a decrease in interest income of $1.1 million. Interest expense increased primarily due to interest expense of approximately $37.3 million attributable to the $425 million of 7 3/4% senior subordinated notes due 2014 issued in October 2009. Partially offsetting the increase was lower interest rates on the Company’s existing floating-rate borrowings under its senior secured credit facility. The Company’s weighted average level of outstanding borrowings was approximately $1.78 billion for fiscal 2010 and approximately $1.36 billion for fiscal 2009. The average interest rate on total debt was approximately 6.0% for fiscal 2010 and fiscal 2009 (see “Liquidity and Capital Resources” below). Interest income was lower primarily due to lower interest rates on our invested cash balances.

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 34.8% for fiscal 2010 compared to 35.1% for fiscal 2009. The decrease in the effective tax rate was primarily due to reductions in estimated state tax obligations and domestic tax credits.

Net Income. Net income increased $0.5 million, or 0.3%, to $163.4 million for fiscal 2010 compared to $162.9 million for fiscal 2009, primarily as a result of the factors referred to above.

Earnings per Share. The basic and diluted earnings per share, calculated under the two-class method, was $2.52 per share for fiscal 2010 and $3.10 per share for fiscal 2009. Due to the special cash dividend declared and paid during the first quarter of fiscal 2010, the net income for fiscal 2010 of $163.4 million was reduced by an allocation of dividends to participating securities of $30.3 million (approximately $0.57 per share) resulting in a net income applicable to common stockholders of $133.1 million.

Fiscal year ended September 30, 2009 compared with fiscal year ended September 30, 2008

Net Sales. Net sales increased by $47.8 million, or 6.7%, to $761.5 million for fiscal 2009 from $713.7 million for fiscal 2008. Sales of $64.7 million resulted from the acquisitions of CEF and the Unison product line in fiscal 2008 as well as the recent acquisitions of Aircraft Parts Corporation, Acme and the Woodward HRT product line.

Sales excluding acquisitions declined by $16.9 million, or 2.4%, from the prior year. The net decline in organic sales was primarily due to: (i) a decrease of $30.4 million of commercial OEM sales resulting primarily from the impact of the significant decline in production rates in the business jet market resulting from the continued impact of global economic conditions negatively impacting the business jet market and a reduction in sales to The Boeing Company due to its employee strike; (ii) a decrease of $20.1 million in commercial aftermarket sales due to the impact of the global economic downturn resulting in a decline in worldwide airline traffic and business jet activity; and (iii) an increase of $37.9 million in defense sales primarily due to increased demand for OEM and aftermarket spare parts and repairs across most of our product lines.

Cost of Sales and Gross Profit. Cost of sales increased by $4.4 million, or 1.4%, to $332.2 million for fiscal 2009 from $327.8 million for fiscal 2008. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the higher net sales of $47.8 million discussed above and higher acquisition-related costs of $3.4 million, partially offset by the cost savings from the work force reductions discussed below.

Gross profit as a percentage of sales increased to 56.4% for fiscal 2009 from 54.1% for fiscal 2008. The dollar amount of gross profit increased by $43.4 million, or 11.2%, to $429.3 million for fiscal 2009 from $385.9 million for fiscal 2008. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $64.7 million from the acquisitions indicated above contributed gross profit of approximately $23 million in fiscal 2009, which includes the acquisition-related costs incurred in connection with those acquisitions. These acquisitions diluted gross profit as a percentage of sales for fiscal 2009 by approximately 2 percentage points.

•

Reductions in manufacturing workforce of approximately 10% which occurred from mid-calendar year 2008 throughout calendar year 2009. These reductions in manufacturing workforce were in response to an anticipated drop in overall commercial aerospace market sales. These workforce reductions resulted in cost savings which increased gross profit by approximately $10 million in fiscal 2009.

•

Favorable product mix, meaning that the lower margin OEM product sales dropped more than the higher margin aftermarket product sales, favorable product pricing on our proprietary products and other cost reduction efforts partially offset by the impact of fixed overhead costs spread over lower production volume (excluding acquisitions). These factors resulted in increased gross profit of approximately $10 million in fiscal 2009 despite the decrease in organic sales.

Selling and Administrative Expenses. Selling and administrative expenses increased by $5.4 million or 7.2%, to $80.0 million for fiscal 2009 from $74.7 million for fiscal 2008. This increase was primarily due to the higher sales discussed above.

Amortization of Intangibles. Amortization of intangibles increased by $1.9 million to $13.9 million for fiscal 2009 from $12.0 million for fiscal 2008 primarily due to the recent acquisitions discussed above.

Income from Operations. Operating income increased by $36.1 million, or 12.1%, to $335.4 million for fiscal 2009 from $299.2 million for fiscal 2008, primarily due to higher sales and other factors described above.

Interest Expense-Net. Interest expense decreased $8.3 million, or 8.9%, to $84.4 million for fiscal 2009 from $92.7 million for fiscal 2008 primarily due to lower interest rates partially offset by a reduction in interest income of $4.5 million. The Company’s weighted average level of outstanding borrowings was approximately $1.36 billion during both fiscal 2009 and 2008 year while the average interest rate decreased to approximately 6.0% during fiscal 2009 from 6.9% for the comparable period last year.

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 35.1% for fiscal 2009 compared to 35.6% for fiscal 2008. The decrease in the effective tax rate was primarily due to an increase in the research and development tax credit.

Net Income. Net income increased $29.8 million, or 22.4% to $162.9 million for fiscal 2009 compared to $133.1 million for fiscal 2008, primarily as a result of the factors referred to above.

Earnings per Share. The basic and diluted earnings per share, calculated under the two-class method, was $3.10 per share for fiscal 2009 and $2.56 per share for fiscal 2008.

Backlog

As of September 30, 2010, the Company estimated its sales order backlog at $467 million compared to an estimated sales order backlog of $402 million as of September 30, 2009. The increase in backlog is due to the acquisitions of Dukes Aerospace and Semco, discussed above, totaling approximately $35 million and an increase in orders across existing product lines in both OEM and aftermarket channels, reflecting the apparent beginning of a long awaited upturn in global air traffic. The majority of the purchase orders outstanding as of September 30, 2010 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2010 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture substantially all of our products in the United States, we manufacture some products in Malaysia through our wholly-owned Malaysian subsidiary and some products in Mexico through a maquiladora relationship with a third party. We sell our products in the United States, as well as in foreign countries. Substantially all of our foreign sales are transacted in U.S. dollars and, therefore, we have no material exposure to fluctuations in the rate of exchange between foreign currencies and the U.S. dollar as a result of foreign sales. In addition the amount of components or other raw materials or supplies that we purchase from foreign suppliers, including our Malaysian manufacturing subsidiary, are not material, with substantially all such transactions being made in U.S. dollars. Accordingly, we have no material exposure to currency fluctuations in the rate of exchange between foreign currencies and the U.S. dollar arising from these transactions.

Our direct sales to foreign customers were approximately $170.6 million, $150.4 million, and $144.3 million for fiscal years 2010, 2009, and 2008, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2010, 2009 and 2008 were not significant.

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

We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 6.5. Our debt leverage ratio for the fiscal year ended September 30, 2010 was approximately 4.3.

Notwithstanding the definitive agreement to acquire McKechnie Aerospace Holdings, Inc. described below, the Company has not, at this time, determined to change the nature of its debt facilities. However, in the future, the Company may increase its borrowings in connection with acquisitions, if cash flow from operations becomes insufficient to fund current operations or for other short-term cash needs or for stock repurchases or dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.

We note that our senior secured credit facility matures in June 2013 and our 7 3/4% Senior Secured Notes under our Indentures mature in July 2014. As always, we are evaluating our options with respect to the maturity of such indebtedness. Notwithstanding the definitive agreement to acquire McKechnie Aerospace Holdings, Inc. described below, our current plan is to refinance a significant portion of our long-term debt upon maturity or prior to that time if the conditions of the credit markets become more favorable.

On September 25, 2010, TransDigm entered into a Definitive Agreement with McKechnie Holdings LLC to purchase all of the outstanding stock of McKechnie, for a total purchase price on a cash-free, debt-free basis of approximately $1,265 million in cash. The Purchase Agreement contains representations, warranties, covenants and conditions that we believe are customary for a transaction of this size and type, as well as indemnification provisions subject to specified limitations. The closing of the McKechnie acquisition, which is expected before the end of the calendar year, is subject to several conditions, including receipt of required regulatory approvals, and there can be no assurance that the McKechnie acquisition will be consummated as contemplated, or at all. We intend to finance the McKechnie acquisition and concurrently refinance a portion of our existing indebtedness through a combination of senior subordinated notes and borrowings under a new senior secured credit facility. If we consummate the McKechnie acquisition, we expect to add approximately $1,300 million of indebtedness.

Operating Activities. The Company generated $197.3 million of cash from operating activities on net income of $163.4 million during fiscal 2010 compared to $197.1 million of cash from operating activities generated on net income of $162.9 million during fiscal 2009.

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

Investing Activities. Net cash used in investing activities was $176.6 million during fiscal 2010 consisting primarily of the acquisitions of Dukes Aerospace and Semco for a total of $166.6 million and capital expenditures of $12.9 million. Net cash used in investing activities for fiscal 2010 also includes cash proceeds of $2.9 million from the sale of real estate no longer utilized that was acquired in a previous acquisition.

Cash used in investing activities was $168.4 million during fiscal 2009 consisting primarily of the acquisitions of the businesses of Aircraft Parts Corporation, Acme and Woodward HRT product lines for a total of $155.2 million and capital expenditures of $13.2 million.

Cash used in investing activities was $165.0 million during fiscal 2008 consisting of the acquisitions of the businesses of CEF and the Unison product line for a total of $154.1 million and capital expenditures of $10.9 million.

Financing Activities. Net cash provided by financing activities during fiscal 2010 was $23.2 million, which comprised $404.2 million of net proceeds from the issuance of the 7  3/4% Senior Subordinated Notes in October 2009, $404.9 million of dividends and dividend equivalent payments, and $23.8 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options.

Net cash provided by financing activities during fiscal 2009 was $2.4 million related to the exercise of stock options of $17.6 million partially offset by purchases of treasury stock amounting to $15.2 million.

Cash provided by financing activities during fiscal 2008 of $28.5 million related to the exercise of stock options.

Description of Current Senior Secured Credit Facility and Indentures

In June 2006 TransDigm refinanced its entire debt structure. In connection with the refinancing, TransDigm Inc. obtained a new senior secured credit facility. The senior secured credit facility was amended in 2007 in connection with the acquisition of ATI. The senior secured credit facility consists of a $780 million in term loans and a $200 million revolving loan facility. In addition, under the terms of the senior secured credit facility, TransDigm Inc. has the right to request (but no lender was committed to provide) additional term loans of up to $300 million, subject to the satisfaction of customary conditions, including pro forma compliance with the financial covenant contained in the senior secured credit facility after giving effect to any such incremental term loan borrowings. At September 30, 2010, $198.0 million of the revolving credit facility was available.

The term loan facility will mature in June 2013 and is not subject to interim scheduled amortization, but is subject to certain prepayment requirements. Under the amended terms of the senior secured credit facility, commencing 90 days after the end of fiscal 2008 and each fiscal year thereafter, TransDigm Inc. is required to prepay outstanding term loans in a principal amount equal to 50% of Excess Cash Flow (as defined in the senior secured credit facility); provided that the amount of the prepayment will be reduced to 25% of Excess Cash Flow if the Consolidated Leverage Ratio at the end of the applicable fiscal year is less than 5.00 to 1.00, but greater than 4.50 to 1.00. TransDigm Inc. will not be required to prepay any of the term loans if the Consolidated Leverage Ratio as of the end of the applicable fiscal year is equal to or less than 4.50 to 1.00 or if the term loans achieve certain minimum credit ratings at the end of such fiscal year. “Excess Cash Flow” is a negotiated definition generally designed to capture the cash that was generated by our business in excess of cash used in the business. “Consolidated Leverage Ratio” means the ratio of consolidated total indebtedness to the aggregate amount of EBITDA As Defined, calculated on a pro forma basis. TransDigm’s Consolidated Leverage Ratio was approximately 4.2 to 1.00 at September 30, 2010, thus the Company was not obligated to make a prepayment of the term loans based upon the Excess Cash Flow provision.

In addition, subject to exceptions (including reinvestment in productive assets), TransDigm Inc. is required to offer to prepay the term loans with the net proceeds of certain asset sales. The revolving loan facility will mature and the commitments thereunder will terminate in June 2012.

The senior secured credit facility is guaranteed by TD Group and all of TransDigm Inc.’s current domestic restricted subsidiaries, and is secured by a first priority security interest in substantially all of the existing property and assets of TransDigm Inc. and all of TransDigm Inc.’s existing domestic restricted subsidiaries, and a first priority pledge of the capital stock of TransDigm Inc. and TransDigm Inc.’s domestic subsidiaries.

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

In October 2009, TransDigm issued an additional $425 million aggregate principal amount of 7 3/4% Senior Subordinated Notes at an issue price of 97.125% of the principal amount thereof. The terms of the 7 3/4% Senior Subordinated Notes issued in October 2009 are substantially identical to the terms of the 7 3/4% Senior Subordinated Notes that were issued and sold by TransDigm in June 2006 and February 2007.

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

If the McKechnie acquisition is consummated, we anticipate that we will incur additional indebtedness, which will be subject to similar covenants and agreements.

Stock Repurchase Program

In October 2008 we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $50 million in the aggregate. During 2009, a total of 494,100 shares were repurchased under this program at an aggregate cost of approximately $15.2 million. During 2010, we did not repurchase any shares under the program.

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2010 (in millions):

	2011	2012	2013	2014	2015	2016 and thereafter	Total
Senior Secured Credit Facility(1)	$—	$—	$780.0	$—	$—	$—	$780.0
7 3/4% Senior Subordinated Notes due 2014	—	—	—	1,000.0	—	—	1,000.0
Scheduled Interest Payments(2)	108.2	106.9	99.7	78.1	—	—	392.9
Operating Leases	4.0	3.3	2.3	1.9	1.4	5.6	18.5
Purchase Obligations	5.9	2.1	—	—	—	—	8.0

Total Contractual Cash Obligations	$118.1	$112.3	$882.0	$1,080.0	$1.4	$5.6	$2,199.4

(1)	The senior secured credit facility will mature on June 23, 2013 and will not be subject to interim scheduled amortization.
(2)	Assumes that the variable interest rate on our borrowings under our senior secured credit facility remains constant at 3.6%.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $12.9 million, $13.2 million, and $10.9 million during fiscal 2010, 2009, and fiscal 2008, respectively. The Company expects its capital expenditures in fiscal 2011 to be between $15 million and $20 million and such expenditures are projected to increase moderately thereafter.

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

If the Company has excess cash, it may consider methods by which it can provide cash to its debt or equity holders through a dividend, prepayment of indebtedness, repurchase of stock, or other means. In October 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million, in the aggregate, of the Company’s common stock. During fiscal 2009, the Company repurchased a total of 494,100 shares at an aggregate cost of $15.2 million. The Company did not repurchase any shares under the program in 2010. Whether the Company undertakes additional stock repurchases or other aforementioned activities will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.

The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2011. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to the Company under the senior secured credit facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

If the McKechnie acquisition is consummated, we anticipate that we will incur additional indebtedness to finance the acquisition and to refinance existing indebtedness.

New Accounting Standards

New Accounting Standards Adopted in Fiscal 2010

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

In connection with the acquisition of Dukes Aerospace and Semco, TD Group recorded approximately $2.7 million of acquisition-related costs, which are included in selling and administrative expenses for the year ended September 30, 2010.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since TD Group has no operations or significant assets separate from its investment in TransDigm Inc. and since the 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. As of September 30, 2010, two subsidiaries of TransDigm that are not obligated to guarantee the 7 3/4% Senior Subordinated Notes are wholly-owned, foreign subsidiaries that have inconsequential assets, liabilities and equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2010, we had borrowings under our senior secured credit facility of $780 million that were subject to interest rate risk. Borrowings under our senior secured credit facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our senior secured credit facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our senior secured credit facility by approximately $7.8 million based on the amount of outstanding borrowings at September 30, 2010. The weighted average interest rate on the $780 million of borrowings under our senior secured credit facility on September 30, 2010 was 2.4%.

At September 30, 2010, we had an agreement in place to swap variable interest rates on our senior secured credit facility for fixed interest rates through March 23, 2011 for the notional amount of $300 million. The fair value of the interest rate swap agreement is adjusted at each balance sheet date, with a corresponding adjustment to other comprehensive income. At September 30, 2010, the fair value of the interest rate swap agreement was a liability of $3.9 million.

The fair value of the $780 million aggregate principal amount of borrowings under the senior secured credit facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $762 million at September 30, 2010 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1,000 million aggregate principal amount of our 7 3/4% Senior Subordinated Notes is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1,010 million at September 30, 2010 based upon quoted market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-35 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

As of September 30, 2010, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of internal control over financial reporting of the Company as of September 30, 2010. This report is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TransDigm Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010 and our report dated November 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 15, 2010

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

Directors and Executive Officers

Information regarding TD Group’s directors is set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	58	Chief Executive Officer and Chairman of the Board of Directors
Robert S. Henderson	54	Executive Vice President of TD Group
Bernt G. Iversen II	53	President, Champion Aerospace LLC, a wholly-owned subsidiary of TransDigm Inc.
Raymond F. Laubenthal	49	President and Chief Operating Officer of TD Group and TransDigm Inc.
James Riley	44	Executive Vice President of TD Group
John F. Leary	63	President, Adams Rite Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc.
Roger V. Jones	51	President, AeroControlex Group division of AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc.
Albert J. Rodriguez	50	Executive Vice President-Mergers and Acquisitions
Gregory Rufus	54	Executive Vice President, Chief Financial Officer and Secretary

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

Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,967,018	(2)	$19.85	1,168,464
Equity compensation plans not approved by security holders(3)	108,096		$6.68	N/A

Total	6,075,114			1,168,464

(1)	Includes information related to the 2003 stock option plan and the 2006 stock incentive plan, each as described below.
(2)	Does not include 264 shares of restricted stock, which are subject to forfeiture, as these shares have been reflected in the Company’s total shares outstanding.
(3)	Options issued outside of the 2003 stock option plan and the 2006 stock incentive plan.

2003 Stock Option Plan

In connection with the acquisition of the Company by Warburg Pincus in 2003, TD Group adopted a stock option plan for the benefit of our employees. The stock option plan has been amended and restated on several occasions, most recently effective as of July 18, 2008 and we refer to such stock option plan as it is currently in effect as the 2003 stock option plan.

Upon the closing of the acquisition of the Company by Warburg Pincus, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Inc.’s former holding company with an aggregate intrinsic value of approximately $35.7 million into a combination of options to purchase shares of common stock of TD Group, or rollover options, and interests in the two deferred compensation plans which have since been terminated. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of TD Group common stock, which gives effect to the 149.60 for 1.00 stock split that we effected on March 14, 2006 in connection with our initial public offering. All rollover options granted in connection with the closing of the acquisition were fully vested on the date of grant. As of September 30, 2010, there were rollover options to purchase 117,436 shares of TD Group common stock issued and outstanding (after giving effect to the stock split).

In addition to the shares of TD Group common stock reserved for issuance upon exercise of rollover options, under the terms of the 2003 stock option plan, an aggregate of 5,469,301 shares of TD Group common stock are reserved for issuance upon exercise of new management options (after giving effect to the stock split). As of September 30, 2010, there were new management options to purchase 2,869,757 shares of TD Group common stock outstanding (after giving effect to the stock split). As of September 30, 2010, there were 77,829 shares available for issuance under options not yet granted.

2006 Stock Incentive Plan

Prior to the consummation of the initial public offering, TD Group adopted a new stock incentive plan, which was amended on October 20, 2006 and effective July 29, 2008, designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders of TD Group by closely aligning the interests of these individuals with those of our stockholders. The 2006 stock incentive plan permits TD Group to award our key employees, directors or consultants stock options, restricted stock and other stock-based incentives. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2006 stock incentive plan is 4,119,668, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. As of September 30, 2010, there were 3,892 restricted shares issued and outstanding under the 2006 stock incentive plan. In addition, options to purchase 3,008,385 shares had been issued thereunder, of which 2,979,825 are outstanding. As of September 30, 2010, there were 1,090,635 shares available for issuance under options not yet granted.

In connection with the acquisition of the Company by Warburg Pincus, the Company issued 132,096 options to Michael Graff, a director of the Company. Because Mr. Graff was not an employee of the Company and because participation in the 2003 Stock Option Plan was limited to employees, the options were issued outside of the 2003 Stock Option Plan. All of the options awarded to Mr. Graff are vested. As of September 30, 2010, 108,096 options remained outstanding and exercisable.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with Report

(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.1	Agreement and Plan of Merger, dated January 9, 2007, among TransDigm Inc., Project Coffee Acquisition Co. and Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed January 10, 2007 (File No. 001-32833)

3.1	Amended and Restated Certificate of Incorporation, filed March 14, 2006, of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.2	Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.6	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.7	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.8	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.9	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

3.10	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.11	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.12	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.13	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.14	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.15	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.16	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.17	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.18	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.19	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.20	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)

3.21	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.22	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.23	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.24	Operating Agreement of CDA InterCorp LLC.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.25	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.26	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.27	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.28	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.29	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.30	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.31	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.32	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.33	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

3.34	Bylaws of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.35	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.36	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.37	Certificate of Incorporation, filed May 17, 2006, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.38	Certificate of Amendment of Certificate of Incorporation, filed January 19, 2007, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.39	Bylaws of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.40	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.41	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.42	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.43	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.44	Articles of Incorporation, filed February 6, 2006 of Bruce Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.45	Bylaws of Bruce Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.46	Certificate of Formation, filed September 30, 2010, of CEF Industries, LLC	Filed herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.47	Limited Liability Company Agreement of CEF Industries, LLC	Filed herewith

3.48	Certificate of Incorporation, filed September 20, 1960, of Aircraft Parts Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 4, 2009 (File No. 001-32833)

3.49	Bylaws of Aircraft Parts Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 4, 2009 (File No. 001-32833)

3.50	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.51	Bylaws of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.52	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 3, 2009 (File No. 001-32833)

3.53	Bylaws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 3, 2009 (File No. 001-32833)

3.54	Certificate of Incorporation of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)

3.55	Amended and Restated Bylaws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)

4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

4.2	Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

4.3	First Supplemental Indenture, dated November 2, 2006, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

4.4	Second Supplemental Indenture, dated February 7, 2007, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.5	Third Supplemental Indenture, dated June 29, 2007, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

4.6	Fourth Supplemental Indenture, dated August 10, 2007, to Indenture, dated June 23, 2006, among TransDigm, Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form 8-K filed August 16, 2007 (File No.001-32833)

4.7	Fifth Supplemental Indenture, dated May 7, 2008, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

4.8	Sixth Supplemental Indenture, dated December 16, 2008, to Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 18, 2008 (File No. 001-32833)

4.9	Seventh Supplemental Indenture, dated July 27, 2009, to Indenture dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 29, 2009 (File No. 001-32833)

4.10	Eighth Supplemental Indenture, dated December 2, 2009, to Indenture dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 3, 2009 (File No. 001-32833)

4.11	Ninth Supplemental Indenture, dated September 3, 2010, to Indenture dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)

4.12	Indenture, dated as of October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.13	First Supplemental Indenture, dated December 2, 2009, to Indenture dated October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 3, 2009 (File No. 001-32833)

4.14	Second Supplemental Indenture, dated September 3, 2010, to Indenture dated October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)

4.15	Registration Rights Agreement, dated October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse Securities (USA) LLC, as representative for the several initial purchasers	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

4.16	Form 7 3/4% Senior Subordinated Notes due 2014	Included in Exhibit 4.2

10.1	Amended and Restated Employment Agreement, dated June 3, 2008, between W. Nicholas Howley and TransDigm Group Incorporated *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2008 (File No. 001-32833)

10.2	Amended and Restated Employment Agreement, dated October 29, 2008, between Raymond Laubenthal and TransDigm Group Incorporated *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 30, 2008 (File No. 333-130483)

10.3	Amended and Restated Employment Agreement, dated October 29, 2008, between Gregory Rufus and TransDigm Group Incorporated *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 30, 2008 (File No. 333-130483)

10.4	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan *	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.5	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

10.6	Letter, dated February 24, 2006, from David Barr, Member of the Compensation Committee of the Board of Directors of TransDigm Group Incorporated, to W. Nicholas Howley, Chief Executive Officer of TransDigm Group Incorporated *	Incorporated by reference to Amendment No. 2 to TransDigm Group Incorporated’s Form S-1 filed February 27, 2006 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.7	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 7, 2008 (File No. 001-32833)

10.8	Amendment No. 3 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)

10.9	TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

10.10	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.11	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008 *	Incorporated by reference to Schedule 14A filed June 6, 2008 (File No. 001-32833)

10.12	Amended and Restated TD Holding Corporation Dividend Equivalent Plan *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.13	Second Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)

10.14	Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

10.15	Amended and Restated TransDigm Inc. Executive Retirement Savings Plan *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.16	TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2008 (File No. 333-130483)

10.17	Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)

10.18	Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

10.19	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the rollover options granted to such executive *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.20	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the time vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO) *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.21	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the performance vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO) *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.22	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the time vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO) *	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

10.23	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the performance vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO) *	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

10.24	Form of Option Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File no. 333-130483)

10.25	Form of Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan *	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 21, 2008 (File No. 333-130483)

10.26	Form of Restricted Stock Award Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 8, 2007 (File No. 001-32833)

10.27	Amended and Restated Stock Option Agreement dated June 2004 between TransDigm Group Incorporated and Michael Graff	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2009 (File No. 001-32833)

10.28	First Amendment to Amended and Restated Stock Option Agreement dated October 5, 2009 between TransDigm Group Incorporated and Michael Graff	Filed with Exhibit 10.27

10.29	Tax Sharing Agreement, dated July 22, 2003, among TD Holding Corporation, TransDigm Holding Company, TransDigm Inc. and such direct and indirect subsidiaries of TD Holding Corporation that are listed on Exhibit A thereto	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed October 30, 2003 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.30	Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electrical Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed on June 28, 2006 (File No. 001-32833)

10.31	Amendment No. 1. Consent and Agreement, dated January 25, 2007, to the Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electric Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed February 13, 2007 (File No. 333-130483)

10.32	Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 28, 2006 (File No. 001-32833)

10.33	Supplement No. 1, dated November 2, 2006, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse, as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

10.34	Supplement No. 2, dated February 7, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.35	Supplement No. 3, dated June 29, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

10.36	Supplement No. 4, dated September 10, 2007, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 11, 2007 (File No. 001-32833)

10.37	Supplement No. 5 dated May 7, 2008, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

10.38	Supplement No. 6 dated December 16, 2008, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 18, 2008 (File No. 001-32833)

10.39	Supplement No. 7 dated July 27, 2009, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 29, 2009 (File No. 001-32833)

10.40	Supplement No. 8 dated December 2, 2009, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 3, 2009 (File No. 001-32833)

10.41	Supplement No. 9 dated September 3, 2010, to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)

10.42	Joinder Agreement, dated November 2, 2006, between CDA InterCorp and Credit Suisse, as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 6, 2006 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.43	Joinder Agreement, dated February 7, 2007, among Aviation Technologies, Inc., Avtech Corporation, Transicoil Corp., West Coast Specialties, Inc., Malaysian Aerospace Services, Inc. and Credit Suisse as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 13, 2007 (File No. 333-130483)

10.44	Joinder Agreement dated June 29, 2007, between AeroControlex Group, Inc. and Credit Suisse, as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 6, 2007 (File No. 001-32833)

10.45	Joinder Agreement dated September 10, 2007, between Bruce Aerospace Inc. and Bruce Industries, Inc. and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 11, 2007 (File No. 001-32833)

10.46	Joinder Agreement dated May 7, 2008, between CEF Industries, Inc., and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 9, 2008 (File No. 001-32833)

10.47	Joinder Agreement dated December 16, 2008, between Aircraft Parts Corporation and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 18, 2008 (File No. 001-32833)

10.48	Joinder Agreement dated July 27, 2009, between Acme Aerospace, Inc., and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 29, 2009 (File No. 001-32833)

10.49	Joinder Agreement, dated December 2, 2009, between Dukes Aerospace, Inc. and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 3, 2009 (File No. 001-32833)

10.50	Joinder Agreement, dated September 3, 2010, between Semco Instruments, Inc. and Credit Suisse as agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of TransDigm Group Incorporated	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Financial Statements and Notes to Condensed Consolidated Financial Statements formatted in XBRL.	Filed herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cleveland, State of Ohio, on November 15, 2010.

TRANSDIGM GROUP INCORPORATED

By:	/s/ Gregory Rufus
Name:	Gregory Rufus
Title:	Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 15, 2010

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 15, 2010

/s/ David Barr David Barr	Director	November 15, 2010

/s/ Mervin Dunn Mervin Dunn	Director	November 15, 2010

/s/ Michael Graff Michael Graff	Director	November 15, 2010

/s/ Sean P. Hennessy Sean P. Hennessy	Director	November 15, 2010

/s/ Douglas Peacock Douglas Peacock	Director	November 15, 2010

/s/ Robert J. Small Robert J. Small	Director	November 15, 2010

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED SEPTEMBER 30, 2010

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRANSDIGM GROUP INCORPORATED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated at September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, “Summary of Significant Accounting Policies,” the Company adopted a change in the method of accounting in 2010 regarding the date of the Company’s annual goodwill and indefinite-lived intangible assets impairment test.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 15, 2010

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands, except share amounts)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$234,112	$190,167
Trade accounts receivable—Net	134,461	106,446
Inventories	188,756	167,766
Deferred income taxes	15,200	18,700
Prepaid expenses and other	10,979	11,675

Total current assets	583,508	494,754
PROPERTY, PLANT AND EQUIPMENT—Net	99,613	96,751
GOODWILL	1,571,664	1,462,310
TRADEMARKS AND TRADE NAMES	187,556	176,156
OTHER INTANGIBLE ASSETS—Net	212,838	196,765
DEBT ISSUE COSTS—Net	18,649	24,089
OTHER	3,990	3,615

TOTAL ASSETS	$2,677,818	$2,454,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,226	$44,680
Accrued liabilities	68,786	55,072

Total current liabilities	113,012	99,752
LONG-TERM DEBT	1,771,646	1,356,761
DEFERRED INCOME TAXES	168,588	162,745
OTHER NON-CURRENT LIABILITIES	31,593	16,020

Total liabilities	2,084,839	1,635,278

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 49,928,241 and 49,448,028 at September 30, 2010 and 2009, respectively	499	494
Additional paid-in capital	419,396	388,772
Retained earnings	192,126	450,647
Accumulated other comprehensive income/(loss)	(3,800)	(5,509)
Treasury stock, at cost; 494,100 shares at September 30, 2010 and 2009	(15,242)	(15,242)

Total stockholders’ equity	592,979	819,162

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,677,818	$2,454,440

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Fiscal Years Ended
	2010	2009	2008
NET SALES	$827,654	$761,552	$713,711
COST OF SALES	354,588	332,206	327,780

GROSS PROFIT	473,066	429,346	385,931
OPERATING EXPENSES:
Selling and administrative	94,918	80,018	74,650
Amortization of intangibles	15,079	13,928	12,002

Total operating expenses	109,997	93,946	86,652

INCOME FROM OPERATIONS	363,069	335,400	299,279
INTEREST EXPENSE—Net	112,234	84,398	92,677

INCOME BEFORE INCOME TAXES	250,835	251,002	206,602
INCOME TAX PROVISION	87,390	88,100	73,476

NET INCOME	$163,445	$162,902	$133,126

NET INCOME APPLICABLE TO COMMON STOCK	$133,132	$162,902	$133,126

Net earnings per share—see Note 5:
Basic and diluted (two-class method)	$2.52	$3.10	$2.56
Cash dividends paid per common share	$7.65	$—	$—
Weighted-average shares outstanding:
Basic and diluted	52,923	52,539	52,098

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total
	Number of Shares	Common Stock				Number of Shares	Value
BALANCE—October 1, 2007	47,041,974	$470	$332,522	$156,312	$(1,753)	—	$—	$487,551
Cumulative effect adjustment				(1,693)				(1,693)
Compensation expense recognized for employee stock options	—	—	4,002	—	—	—	—	4,002
Excess tax benefits related to share-based payment arrangements	—	—	18,756	—	—	—	—	18,756
Exercise of employee stock options	1,553,509	16	9,753	—	—	—	—	9,769
Restricted stock compensation	—	—	33	—	—	—	—	33
Common stock issued	5,365	—	158	—	—	—	—	158
Comprehensive income (loss):
Net income	—	—	—	133,126	—	—	—	133,126
Interest rate swap, net of tax	—	—	—	—	2,202	—	—	2,202
Other comprehensive loss	—	—	—	—	(4)	—	—	(4)

Comprehensive income								135,324

BALANCE—September 30, 2008	48,600,848	486	$365,224	$287,745	$445	—	$—	$653,900
Treasury stock purchased	—	—	—	—	—	(494,100)	(15,242)	(15,242)
Compensation expense recognized for employee stock options	—	—	5,782	—	—	—	—	5,782
Excess tax benefits related to share-based payment arrangements	—	—	9,278	—	—	—	—	9,278
Exercise of employee stock options	842,750	8	8,337	—	—	—	—	8,345
Restricted stock compensation	—	—	31	—	—	—	—	31
Common stock issued	4,430	—	120	—	—	—	—	120
Comprehensive income (loss):
Net income	—	—	—	162,902	—	—	—	162,902
Interest rate swap, net of tax	—	—	—	—	(5,306)	—	—	(5,306)
Other comprehensive loss	—	—	—	—	(648)	—	—	(648)

Comprehensive income								156,948

BALANCE—September 30, 2009	49,448,028	494	$388,772	$450,647	$(5,509)	(494,100)	$(15,242)	$819,162
Dividends paid	—	—	—	(404,868)	—	—	—	(404,868)
Unvested dividend equivalent payments	—	—	—	(17,098)	—	—	—	(17,098)
Compensation expense recognized for employee stock options	—	—	6,693	—	—	—	—	6,693
Excess tax benefits related to share-based payment arrangements	—	—	17,459	—	—	—	—	17,459
Exercise of employee stock options	477,776	5	6,356	—	—	—	—	6,361
Restricted stock compensation	—	—	11	—	—	—	—	11
Common stock issued	2,437	—	105	—	—	—	—	105
Comprehensive income (loss):
Net income	—	—	—	163,445	—	—	—	163,445
Interest rate swap, net of tax	—	—	—	—	2,467	—	—	2,467
Other comprehensive loss	—	—	—	—	(758)	—	—	(758)

Comprehensive income								165,154

BALANCE—September 30, 2010	49,928,241	$499	$419,396	$192,126	$(3,800)	(494,100)	$(15,242)	$592,979

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Years Ended September 30,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$163,445	$162,902	$133,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,086	13,593	13,252
Amortization of intangibles	15,079	13,928	12,002
Amortization of debt issue costs	7,578	3,251	3,097
Non-cash equity compensation	6,704	5,813	4,035
Excess tax benefits related to share-based payment arrangements	(17,459)	(9,278)	(18,756)
Deferred income taxes	1,900	8,800	7,335
Changes in assets and liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(17,721)	(346)	7,103
Inventories	2,893	(4,518)	878
Income taxes receivable	13,094	3,933	25,815
Other assets	513	(2,335)	431
Accounts payable	4,933	8,808	(333)
Accrued and other liabilities	1,259	(7,439)	1,650

Net cash provided by operating activities	197,304	197,112	189,635

INVESTING ACTIVITIES:
Capital expenditures	(12,887)	(13,155)	(10,884)
Acquisition of businesses, net of cash acquired	(166,557)	(155,233)	(154,160)
Proceeds from sale of real estate	2,885	—	—

Net cash used in investing activities	(176,559)	(168,388)	(165,044)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	17,459	9,278	18,756
Proceeds from exercise of stock options	6,361	8,345	9,769
Dividends paid	(404,868)	—	—
Proceeds from senior subordinated notes-net of discount and financing fees	404,248	—	—
Treasury stock purchased	—	(15,242)	—

Net cash provided by financing activities	23,200	2,381	28,525

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,945	31,105	53,116
CASH AND CASH EQUIVALENTS—Beginning of period	190,167	159,062	105,946

CASH AND CASH EQUIVALENTS—End of period	$234,112	$190,167	$159,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$97,713	$82,247	$95,099

Net cash paid during the period for income taxes	$72,498	$75,306	$39,918

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Description of the Business—TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries, AeroControlex Group, Inc., MarathonNorco Aerospace, Inc., Adams Rite Aerospace, Inc., Champion Aerospace LLC, Avionic Instruments LLC, Skurka Aerospace Inc., CDA InterCorp LLC, Avtech Corporation, Transicoil LLC, Transicoil (Malaysia) Sendirian Berhad, Bruce Aerospace, Inc., CEF Industries LLC, Aircraft Parts Corporation, Acme Aerospace, Inc., Dukes Aerospace, Inc. and Semco Instruments, Inc. (collectively, with TD Group, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc. TD Group’s common stock is listed on The New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”

Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, aircraft audio systems, specialized cockpit displays, engineered latching and locking devices, specialized lavatory components, engineered connectors and elastomers, rods and locking devices, NiCad batteries/chargers, and lighting and control technology.

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

Semco Instruments—On September 3, 2010, TransDigm Inc. completed the acquisition of Semco Instruments, Inc. (“Semco”) for approximately $71 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. Semco manufactures proprietary, highly engineered components for major turbo-prop, turbo-fan, and turbo-shaft engines which are primarily used on helicopters, business jets and selected regional airplanes. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $43 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Dukes Aerospace—On December 2, 2009, TransDigm Inc., through a newly formed, wholly owned subsidiary of TransDigm Inc., Dukes Aerospace Inc., acquired certain assets and liabilities from Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $96 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. Dukes Aerospace is a supplier of proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction. The preliminary purchase price allocation includes a fair value liability of $8 million recorded for the potential earn-out payments. The Company expects that the approximately $64 million of goodwill recognized for the acquisition will be deductible for tax purposes.

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

The Company accounted for the acquisitions of the businesses of Semco, Dukes Aerospace, the Woodward HRT product line, Acme, APC, the Unison product line and CEF (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets of Dukes Aerospace and Semco; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the Acquisitions, had the Acquisitions occurred at the beginning of the applicable fiscal year ended September 30, 2010 or 2009, are not significant and, accordingly, are not provided.

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

Revenue Recognition and Related Allowances—Revenue is recognized from the sale of products when title and risk of loss passes to the customer, which is generally at the time of shipment. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. Provisions for estimated returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. Due to uncertainties in the estimation process, it is possible that actual results may vary from the estimates.

Shipping and Handling Costs—All shipping and handling costs are included in cost of sales in the Consolidated Statements of Income.

Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the years ended September 30, 2010, 2009 and 2008 was approximately $13.9 million, $12.6 million, and $13.2 million, respectively.

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

Inventories—Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 8% of the inventory was valued under the LIFO method at September 30, 2010. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: land improvements from 10 to 20 years, buildings and improvements from 5 to 30 years, machinery and equipment from 2 to 10 years and furniture and fixtures from 3 to 10 years.

Property, plant and equipment is assessed for potential impairment by determining whether the carrying value of the property can be recovered through projected, undiscounted cash flows from future operations over the property’s remaining estimated useful life. Any impairment recognized is the amount by which the carrying amount exceeds the fair value of the asset.

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

GAAP requires that the annual, and any interim, impairment assessment be performed at the reporting unit level. The reporting unit level is the operating subsidiary level for the Company. Substantially all goodwill was determined and recognized for each operating subsidiary pursuant to the accounting for the merger or acquisition as of the date of each transaction, and therefore the allocation of goodwill among reporting units was immaterial for purposes of the impairment assessment. With respect to acquisitions integrated into an existing operating subsidiary, any related goodwill is combined with goodwill of the operating subsidiary.

The impairment test for indefinite lived intangible assets consists of a comparison between their fair values and carrying values. If the carrying amounts of intangible assets that have indefinite useful lives exceed their fair values, an impairment loss will be recognized in an amount equal to the sum of any such excesses.

The Company assesses the recoverability of its amortizable intangible assets by determining whether the amortization over their remaining lives can be recovered through projected, undiscounted cash flows from future operations. Amortization of amortizable intangible assets is computed using the straight-line method over the following estimated useful lives: technology from 20 to 22 years, order backlog over one year, and a license agreement over 20 years.

In prior fiscal years, the annual impairment test of goodwill and indefinite-lived intangible assets was performed as of the last day of our fourth quarter. For fiscal 2010, the measurement date was changed to the first day of the fourth fiscal quarter. As a result of our growth and increase in the number of reporting units, we believe the change in our measurement date is preferable in order to provide additional time to quantify the fair value of our reporting units and to evaluate the results of the impairment testing.

Stock Option Plans—The Company records stock-based compensation measured using the fair value method of accounting. Compensation expense is recorded over the service period using the straight-line method for service-based awards and in the service period corresponding to the performance target for performance-based awards. Beginning in fiscal 2009, stock-based compensation expense was adjusted for projected forfeitures based on historical experience.

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

Comprehensive Income (Loss)—The term “comprehensive income (loss)” represents the change in stockholders’ equity from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s accumulated other comprehensive income or loss, consisting principally of its interest rate swaps, is reported separately in the accompanying consolidated statements of changes in stockholders’ equity, net of taxes of ($0.9) million, $3.4 million, and ($0.1) million as of September 30, 2010, 2009 and 2008, respectively. See Note 19 to the Consolidated Financial Statements.

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

4.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted in Fiscal 2010

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

In connection with the acquisition of Dukes Aerospace and Semco, TD Group recorded approximately $2.7 million of acquisition-related costs, which are included in selling and administrative expenses for the year ended September 30, 2010.

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2010	2009	2008
Numerator for earnings per share:
Net Income	$163,445	$162,902	$133,126
Less dividends paid on participating securities	(30,313)	—	—

Net income applicable to common stock—basic and diluted	$133,132	$162,902	$133,126

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	49,171	48,481	47,856
Vested options deemed participating securities	3,752	4,058	4,242

Total shares for basic and diluted earnings per share	52,923	52,539	52,098

Basic and diluted earnings per share	$2.52	$3.10	$2.56

6.	SALES AND TRADE ACCOUNTS RECEIVABLE

Sales—The Company’s sales and receivables are concentrated in the aerospace industry. TransDigm’s customers include: distributors of aerospace components; commercial airlines, large commercial transport and regional and business aircraft OEMs; various armed forces of the United States and friendly foreign governments; defense OEMs; system suppliers; and various other industrial customers.

For the year ended September 30, 2010, two customers accounted for approximately 14% and 8% of the Company’s net sales, respectively. For the year ended September 30, 2009, two customers accounted for approximately 13% and 9% of the Company’s net sales, respectively. For the year ended September 30, 2008, two customers accounted for approximately 14% and 10% of the Company’s net sales, respectively. Export sales to customers, primarily in Western Europe, Canada and Asia, were $170.6 million during fiscal 2010, $150.4 million during fiscal 2009 and $144.3 million during fiscal 2008.

Information concerning the Company’s net sales by its major product offerings is as follows for the periods indicated below (in thousands):

	Years Ended September 30,
	2010	2009	2008
Mechanical/electro-mechanical actuators and controls	$124,574	$123,193	$101,381
Ignition systems, engine sensors, harnesses and related components	111,834	96,758	82,146
Specialized valves	95,946	55,357	53,251
Specialized pumps	66,893	71,645	66,065
Power conditioning devices	57,917	57,957	50,734
AC/DC electric motors and generators	57,410	66,584	40,313
NiCad batteries/chargers	45,583	25,337	23,444
Power, lighting and control	44,849	40,291	50,694
Engineered connectors	43,945	46,697	50,770
Audio systems	36,870	33,112	39,728
Engineered latching and locking devices	33,746	34,663	38,742
Rods and locking devices	31,438	29,328	29,414
Specialized cockpit displays	27,851	30,861	26,885
Lavatory hardware	27,753	27,825	33,638
Elastomers	21,045	21,944	26,506

Total	$827,654	$761,552	$713,711

Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2010	2009
Trade accounts receivable—gross	$136,731	$108,894
Allowance for uncollectible accounts	(2,270)	(2,448)

Trade accounts receivable—net	$134,461	$106,446

Approximately 22% of the Company’s trade accounts receivable at September 30, 2010 was due from two customers. In addition, approximately 21% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

7.	INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2010	2009
Raw materials and purchased component parts	$112,249	$103,112
Work-in-progress	61,487	58,338
Finished Goods	31,251	21,702

Total	204,987	183,152
Reserves for excess and obsolete inventory and LIFO	(16,231)	(15,386)

Inventories—net	$188,756	$167,766

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2010	2009
Land and improvements	$29,734	$28,746
Buildings and improvements	43,314	40,087
Machinery, equipment and other	99,052	85,197
Construction in progress	5,012	5,686

Total	177,112	159,716
Accumulated depreciation	(77,499)	(62,965)

Property, plant and equipment—net	$99,613	$96,751

9.	INTANGIBLE ASSETS

Intangibles assets subject to amortization consist of the following at September 30 (in thousands):

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$257,913	$52,781	$205,132	$228,884	$41,276	$187,608
Order backlog	23,613	21,883	1,730	21,340	18,914	2,426
License agreement	9,373	3,804	5,569	9,373	3,272	6,101
Other	1,600	1,193	407	1,600	970	630

Total	$292,499	$79,661	$212,838	$261,197	$64,432	$196,765

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense:

Years ended September 30,
2010	$15,079
2009	13,928
2008	12,002

Estimated Amortization Expense:

Years ending September 30,
2011	$14,510
2012	12,780
2013	12,780
2014	12,780
2015	12,780

The total carrying amount of identifiable intangible assets not subject to amortization consisted of trademarks and trade names in the amount of $187.6 million and $176.2 million at September 30, 2010 and September 30, 2009, respectively. The Company performed its annual impairment test of goodwill and intangible assets that have indefinite lives and determined that no impairment had occurred.

Intangible assets acquired during the year ended September 30, 2010 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$107,065	None
Trademarks and trade names	11,400	None
Intangible assets subject to amortization:
Technology	28,897	20 years
Order backlog	2,273	1 year

	31,170	18.6 years

Total	$149,635

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2009 and 2010 were as follows (in thousands):

Balance at September 30, 2008	$1,354,774
Goodwill acquired during the year (Note 2)	106,968
Other	568

Balance at September 30, 2009	1,462,310
Goodwill acquired during the year (Note 2)	107,065
Other	2,289

Balance at September 30, 2010	$1,571,664

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30 (in thousands):

	2010	2009
Compensation and related benefits	$18,146	$19,071
Interest	17,747	11,103
Product warranties	8,345	9,419
Other	24,548	15,479

Total	$68,786	$55,072

Product Warranties—The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, generally ranging from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience. The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Years Ended September 30,
	2010	2009	2008
Liability balance at beginning of period	$9,419	$6,255	$4,624
Product warranty provision	880	3,921	2,829
Warranty costs incurred	(2,457)	(3,004)	(2,192)
Acquisitions	503	2,247	994

Liability balance at end of period	$8,345	$9,419	$6,255

11.	DEBT

The Company’s long-term debt consists of the following at September 30 (in thousands):

	2010	2009
Term loans	$780,000	$780,000
7 3/4% Senior Subordinated Notes due 2014	1,000,000	575,000
Discount and premium, net, on 7 3/4% Senior Subordinated Notes due 2014	(8,354)	1,761

Total Debt	1,771,646	1,356,761
Current maturities	—	—

Long-term portion	$1,771,646	$1,356,761

Revolving Credit Facility and Term Loans—TransDigm Inc.’s Senior Secured Credit Facility totals $980 million, which consists of (1) a $200 million revolving credit line maturing in June 2012 and (2) a $780 million term loan facility maturing in June 2013. The interest rate on the term loans at September 30, 2010 was 2.3%. At September 30, 2010, the Company had $2.0 million letters of credit outstanding and $198.0 million of borrowings available under the Senior Secured Credit Facility.

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

The term loan under the Senior Secured Credit Facility is subject to mandatory prepayments of Excess Cash Flow (as defined in the agreement) if the Consolidated Leverage Ratio exceeds 4.50 to 1.00 for the Company’s fiscal year or if the term loans do not achieve certain minimum credit ratings at the end of such fiscal year. “Consolidated Leverage Ratio” means the ratio of consolidated total indebtedness to the aggregate amount of EBITDA As Defined, calculated on a pro forma basis. TransDigm’s Consolidated Leverage Ratio was approximately 4.2 to 1.00 at September 30, 2010, thus the Company was not obligated to make the prepayment of the term loans based upon the excess cash flow provision.

The Senior Secured Credit Facility is guaranteed by TD Group and all of TransDigm Inc.’s current domestic restricted subsidiaries, and is secured by a first priority security interest in substantially all of the existing property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests, deposit accounts and certain other assets) of TransDigm Inc. and all of TransDigm Inc.’s existing domestic restricted subsidiaries, and a first priority pledge of the capital stock of TransDigm Inc. and TransDigm Inc.’s domestic subsidiaries and 65% of the voting capital stock of TransDigm Inc.’s foreign subsidiaries.

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

Senior Subordinated Notes and Special Cash Dividend Payment—In October 2009 TD Group’s wholly owned subsidiary, TransDigm Inc., completed the offering of $425 million of 7 3/4% Senior Subordinated Notes due 2014 at a discount, receiving net proceeds of $412.8 million. After the payment of debt issue fees and expenses, the net proceeds amounted to approximately $404.2 million. TransDigm Inc. used the net proceeds from the offering of the notes to make a cash distribution to TD Group which, in turn, made a special cash dividend to its stockholders of $7.65 per share and cash dividend equivalent payments (“Dividend Equivalent Payments”) to holders of options to purchase its common stock. The special cash dividend amounting to $374.6 million was paid on October 26, 2009 and the Dividend Equivalent Payments amounting to approximately $30.3 million were paid in October and November 2009.

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

The plan assets as of September 30, 2010 and 2009 were $6.7 million. The Company’s accumulated benefit obligation for its defined benefit pension plans at September 30, 2010 and 2009 was $9.6 million and $8.0 million, respectively. The total liability recognized at September 30, 2010 and 2009 was $2.9 million and $1.4 million, respectively. The net period pension cost recognized in the Consolidated Statements of Income as of September 30, 2010, 2009 and 2008 was $0.3 million.

Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under the plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2010, 2009 and 2008 was approximately $2.6 million, $2.4 million and $2.2 million, respectively.

13.	INCOME TAXES

The Company’s income tax provision consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2010	2009	2008
Current
Federal	$78,591	$71,700	$60,190
State	6,899	7,600	5,951

	85,490	79,300	66,141

Deferred	1,900	8,800	7,335

	$87,390	$88,100	$73,476

The differences between the income tax provision at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2010	2009	2008
Tax at statutory rate of 35%	$87,792	$87,851	$72,311
State and local income taxes, net of federal benefit	4,298	5,524	4,272
Domestic manufacturing deduction	(3,981)	(4,280)	(2,767)
Research and development credits	(300)	(1,650)	(255)
Other—net	(419)	655	(85)

Income tax provision	$87,390	$88,100	$73,476

The components of the deferred taxes consist of the following at September 30 (in thousands):

	2010	2009
Deferred tax assets:
Net operating losses (primarily state income taxes)	$6,125	$5,723
Inventory	4,960	4,481
Product warranties	3,121	3,635
Employee benefits, compensation and other accrued obligations	11,186	8,440
Interest rate swap	1,440	2,852
Other accrued liabilities	3,688	3,062

Total	30,520	28,193
Less: Valuation allowance	(6,097)	(5,696)

Total deferred tax assets	24,423	22,497

Deferred tax liabilities:
Intangible assets	163,122	151,078
Property, plant and equipment	13,563	14,385
Other	1,126	1,079

Total deferred tax liabilities	177,811	166,542

Total net deferred tax liabilities	$153,388	$144,045

At September 30, 2010, the Company had net tax loss carryforwards (primarily state income taxes) of approximately $6.1 million that expire in various years from 2012 to 2029. A valuation allowance has been established equal to the amount of the net operating losses that the Company believes will not be utilized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to U.S. federal examination for years before fiscal year 2007. In addition, the Company is subject to state and local income tax examinations for fiscal years 2006 through 2010.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009
Balance at beginning of period	$3,253	$2,784
Additions based on tax positions related to the current year	40	469
Reductions for tax positions of prior years	(1,461)	—
Settlements	—	—

Balance at end of period	$1,832	$3,253

Unrecognized tax benefits at September 30, 2010 and 2009, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $1.3 million and $2.1 million, respectively. The Company classifies all income tax related interest and penalties as income tax expense. During the fiscal years ended September 30, 2010 and 2009, the Company recognized $(0.1) million and $0.3 million, respectively, in income tax interest and penalties. As of September 30, 2010 and 2009, the Company accrued $1.0 million and $1.1 million, respectively, for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2010.

14.	CAPITAL STOCK

Capital Stock—Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock outstanding at September 30, 2010 and 2009 was 49,928,241 and 49,448,028, respectively. There were no shares of preferred stock outstanding at September 30, 2010 and 2009. The terms of the preferred stock have not been established.

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At September 30, 2010, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million.

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

The following table shows the expense recognized by the Company for stock-based compensation (in thousands):

	Fiscal Years Ended September 30,
	2010	2009	2008
Stock option compensation expense:
Performance vested stock options	$6,693	$5,695	$3,538
Time vested stock options	—	87	464
Restricted stock award amortization	11	31	33

	$6,704	$5,813	$4,035

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2010, 2009 and 2008 was $18.83, $10.45 and $13.66, respectively.

As of September 30, 2010, there was $21.1 million of total unrecognized compensation cost related to non-vested awards expected to vest, that will be recognized over a weighted-average period of three years.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2010	2009	2008
Risk-free interest rate	2.45% to 2.96%	1.82% to 2.68%	4.13%
Expected life of options	6 years	6 years	4 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	40%	35%	30%

The risk-free interest rate is based upon the Treasury bond rates as of the grant date. The average expected life of stock-based awards is based on vesting schedules and contractual terms. Expected volatility of stock was calculated using a rate based upon the historical volatility of publicly traded companies in the Company’s peer group in the aerospace industry. This was used because TD Group’s common stock has only been publicly traded since March 2006. Notwithstanding the special cash dividend paid in October 2009, the Company historically has not paid regular cash dividends and does not anticipate paying regular cash dividends in future periods; thus, no dividend rate assumption is used.

The total fair value of shares vested during fiscal years ended September 30, 2010, 2009, and 2008 was $4.6 million, $4.9 million and $5.1 million, respectively.

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

During the fiscal year ended September 30, 2010, 1,826 shares of common stock were issued with a weighted-average grant date fair value of $57.45.

Restricted Stock—The following table summarizes activity for restricted stock awards for the fiscal year ended September 30, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at September 30, 2009	1,050	$38.16
Granted	—	—
Vested	(611)	38.23
Forfeited	(175)	38.20

Outstanding at September 30, 2010	264	$37.97

Performance Vested Stock Options—All of the options granted through September 30, 2010 under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2010:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,823,400	$27.15
Granted	311,500	44.30
Exercised	(28,560)	27.08
Forfeited	(126,515)	28.36

Outstanding at September 30, 2010	2,979,825	$28.89	8.2 years	$98,810,997

Expected to vest	2,979,825	$28.89	8.2 years	$98,810,997

Exercisable at September 30, 2010	798,335	$28.03	8.2 years	$27,159,357

At September 30, 2010, 1,090,635 remaining shares were available for award under TD Group’s 2006 stock incentive plan.

2003 Stock Option Plan

Certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. Upon the closing of the acquisition of the Company by Warburg Pincus in 2003, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holdings. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of common stock of TD Group (after giving effect to the 149.60 for 1.00 stock split effected on March 14, 2006). All rollover options granted were fully vested on the date of grant. In addition to shares of common stock reserved for issuance upon the exercise of rollover options, an aggregate of 5,469,301 shares of TD Group’s common stock were reserved for issuance upon the exercise of new management options. In general, approximately 20% of all new management options vested based on employment service or a change in control. These time vested options have a graded vesting schedule of up to four years. Approximately 80% of all new management options vested (i) based upon the satisfaction of specified performance criteria, which is annual and cumulative EBITDA As Defined targets through 2008, or (ii) upon the occurrence of a change in control if the Investor Group (defined as Warburg Pincus and the other initial investors in TD Group) received a minimum specified rate of return. Unless terminated earlier, the options expire ten years from the date of grant. All of the outstanding performance options were vested as of September 30, 2010.

TD Group has reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, 9,261,624 of which had been issued as of September 30, 2010.

Time Vested Stock Options—The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the fiscal year ended September 30, 2010:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2009	758,693	$10.40
Granted	—	—
Exercised	(55,370)	14.07
Forfeited	(194)	13.37

Outstanding at September 30, 2010	703,129	$10.11	3.5 years	$36,520,520

Exercisable at September 30, 2010	703,129	$10.11	3.5 years	$36,520,520

Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2010:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,503,893	$11.69
Granted	—	—
Exercised	(336,487)	13.37
Forfeited	(778)	13.37

Outstanding at September 30, 2010	2,166,628	$11.43	3.8 years	$109,666,353

Exercisable at September 30, 2010	2,166,628	$11.43	3.8 years	$109,666,353

Rollover Option Awards—The following table summarizes the activity, pricing and other information for the Company’s rollover option award activity during the fiscal year ended September 30, 2010:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2009	174,795	$3.76
Granted	—	—
Exercised	(57,359)	3.27
Forfeited	—	—

Outstanding at September 30, 2010	117,436	$4.00	1.9 years	$6,817,160

Exercisable at September 30, 2010	117,436	$4.00	1.9 years	$6,817,160

The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2010, 2009 and 2008 was $19.0 million, $26.4 million and $54.4 million, respectively.

Options Not Pursuant to a Shareholder Approved Plan

In addition to the stock options issued under the 2003 stock option plan and 2006 stock incentive plan, two members of the Company’s Board of Directors were also granted stock options of TD Group. Of the 134,040 options issued under these agreements, 108,096 remain outstanding with an exercise price of $6.68. All of such options were vested as of September 30, 2010.

Dividend Equivalent Plans

Pursuant to the Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan and the Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, all of the options granted under the 2003 stock option plan and the 2006 stock incentive plan are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company. Options granted outside the plans to directors are also entitled to comparable dividend equivalents. The Company declared a special dividend of $7.65 per share in October 2009. See Note 11. As a result, holders of outstanding options received dividend equivalents of approximately $30.3 million in the aggregate. In addition, to the extent unvested options outstanding on the dividend declaration date vest, such options will be entitled to receive a dividend equivalent payment in the amount of $7.65 per share at the time of vesting.

16.	LEASES

TransDigm leases certain manufacturing facilities with annual rental payments required through December 2020. One of the facility leases is with a company in which one of our employees is an owner. The term of the lease is through December 2014, although it may be terminated early under certain circumstances. The base rental for the property is $0.6 million per year. TransDigm also leases office space for its corporate headquarters. The office space leases require annual rental payments of approximately $0.2 million per year through fiscal 2015.

TransDigm also has commitments under operating leases for vehicles and equipment. Rental expense during the years ended September 30, 2010, 2009 and 2008 was $4.2 million, $3.3 million and $3.2 million, respectively. Future minimum rental commitments at September 30, 2010 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $4.0 million in fiscal 2011, $3.3 million in fiscal 2012, $2.3 million in fiscal 2013, $1.9 million in fiscal 2014, $1.4 million in fiscal 2015, and $5.6 million thereafter.

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

The following summarizes the carrying amounts and fair values of financial instruments as of September 30 (in thousands):

	Level	2010		2009
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$234,112	$234,112	$190,167	$190,167
Liabilities:
Interest rate swap(1)	2	3,865	3,865	—	—
Long-term debt:
Term loans	2	780,000	762,000	780,000	749,000
7 3/4% Senior Subordinated Notes	2	991,646	1,010,000	576,761	571,000
Interest rate swap(2)	2	—	—	7,787	7,787

(1)	Included in Accrued liabilities on the Consolidated Balance Sheet.
(2)	Included in Other non-current liabilities on the Consolidated Balance Sheet.

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

At September 30, 2010, one agreement was in place to swap variable interest rates on the Senior Secured Credit Facility for fixed interest rates for the notional amount of $300 million through March 23, 2011. This interest rate swap agreement effectively converts the variable rate interest on the notional amount of the Senior Secured Credit Facility to a fixed rate of 3.04% plus the 2% margin percentage, over the term of the agreement.

An additional interest rate swap agreement on a notional amount of $150 million expired on June 23, 2009. This interest rate swap agreement effectively converted the variable rate interest on the notional amount of the Senior Secured Credit Facility to a fixed rate of 5.63% plus the 2% margin percentage, over the term of the agreement.

The net after-tax derivative loss included in accumulated other comprehensive income (loss) is expected to be reclassified into interest expense in conjunction with the recognition of interest payments on the notional amounts of the swap contract, with a net $2.4 million of after-tax net loss expected to be recognized in interest expense within the next year.

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at September 30 (in thousands):

	2010	2009
Interest rate swap agreements, net of taxes of $1.4 million for 2010 and $2.9 million for 2009	$(2,423)	$(4,890)
Unamortized pension benefits, net of taxes of $1.0 million for 2010 and $0.3 million for 2009	(1,674)	(628)
Other	297	9

Total	$(3,800)	$(5,509)

20.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended January 2, 2010	Second Quarter Ended April 3, 2010	Third Quarter Ended July 3, 2010	Fourth Quarter Ended September 30, 2010
	(in thousands, except per share amounts)
Year Ended September 30, 2010
Net sales	$184,278	$206,077	$214,182	$223,117
Gross profit	103,059	115,203	122,433	132,371
Net income	30,758	38,045	44,005	50,635
Basic and diluted earnings per share	$0.01	$0.72	$0.83	$0.96

	First Quarter Ended December 27, 2008	Second Quarter Ended March 28, 2009	Third Quarter Ended June 27, 2009	Fourth Quarter Ended September 30, 2009
	(in thousands, except per share amounts)
Year Ended September 30, 2009
Net sales	$181,276	$193,047	$189,875	$197,354
Gross profit	104,288	108,811	107,851	108,396
Net income	39,599	40,304	41,388	41,611
Basic and diluted earnings per share	$0.75	$0.77	$0.79	$0.79

21.	SUBSEQUENT EVENT

On September 25, 2010, TransDigm entered into a definitive agreement (the “Purchase Agreement”) with McKechnie Holdings LLC to purchase all of the outstanding stock of McKechnie Aerospace Holdings, Inc. (“McKechnie”), a privately owned supplier of innovative aerospace products controlled by JLL Partners Inc., for a total purchase price on a cash-free, debt-free basis of approximately $1,265 million in cash. The Purchase Agreement contains representations, warranties, covenants and conditions that we believe are customary for a transaction of this size and type, as well as indemnification provisions subject to specified limitations. The closing of the McKechnie acquisition, which is expected before the end of the calendar year, is subject to several conditions, including receipt of required regulatory approvals, and there can be no assurance that the McKechnie acquisition will be consummated as contemplated, or at all. We intend to finance the McKechnie acquisition and concurrently refinance a portion of our existing indebtedness through a combination of senior subordinated notes and borrowings under a new senior secured credit facility.

We have evaluated events subsequent to September 30, 2010, through the date the financial statements were issued, and determined that no events have occurred that require adjustment of or disclosure in the consolidated financial statements, other than as disclosed above.

22.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% Senior Subordinated Notes (see Note 11) are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined therein. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of September 30, 2010 and 2009 and its statements of income and cash flows for the fiscal years ended September 30, 2010, 2009 and 2008 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, and (iv) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,884	$226,200	$3,028	$—	$234,112
Trade accounts receivable–Net	—	12,935	122,174	(648)	134,461
Inventories	—	19,694	169,296	(234)	188,756
Deferred income taxes	—	15,200	—	—	15,200
Prepaid expenses and other	—	7,837	3,142	—	10,979

Total current assets	4,884	281,866	297,640	(882)	583,508
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	588,095	2,293,001	907,547	(3,788,643)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,248	84,365	—	99,613
GOODWILL	—	68,593	1,503,071	—	1,571,664
TRADEMARKS AND TRADE NAMES	—	19,376	168,180	—	187,556
OTHER INTANGIBLE ASSETS—Net	—	9,387	203,451	—	212,838
DEBT ISSUE COSTS—Net	—	18,649	—	—	18,649
OTHER	—	2,350	1,640	—	3,990

TOTAL ASSETS	$592,979	$2,708,470	$3,165,894	$(3,789,525)	$2,677,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$9,767	$35,107	$(648)	$44,226
Accrued liabilities	—	32,639	36,147	—	68,786

Total current liabilities	—	42,406	71,254	(648)	113,012
LONG-TERM DEBT—Less current portion	—	1,771,646	—	—	1,771,646
DEFERRED INCOME TAXES	—	168,588	—	—	168,588
OTHER NON-CURRENT LIABILITIES	—	19,733	11,860	—	31,593

Total liabilities	—	2,002,373	83,114	(648)	2,084,839

STOCKHOLDERS’ EQUITY	592,979	706,097	3,082,780	(3,788,877)	592,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$592,979	$2,708,470	$3,165,894	$(3,789,525)	$2,677,818

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2010

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$64,990	$766,068	$(3,404)	$827,654
COST OF SALES	—	36,398	320,288	(2,098)	354,588

GROSS PROFIT	—	28,592	445,780	(1,306)	473,066

OPERATING EXPENSES:
Selling and administrative	—	31,130	65,088	(1,300)	94,918
Amortization of intangibles	—	624	14,455	—	15,079

Total operating expenses	—	31,754	79,543	(1,300)	109,997

INCOME FROM OPERATIONS	—	(3,162)	366,237	(6)	363,069
OTHER INCOME (EXPENSES)
Interest expense—Net	—	(110,127)	(2,107)	—	(112,234)
Equity in income of subsidiaries	163,445	237,334	—	(400,779)	—

INCOME BEFORE INCOME TAXES	163,445	124,045	364,130	(400,785)	250,835
INCOME TAX PROVISION (BENEFIT)	—	(39,400)	126,790	—	87,390

NET INCOME	$163,445	$163,445	$237,340	$(400,785)	$163,445

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2010

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$2,583	$(56,456)	$251,175	$2	$197,304

INVESTING ACTIVITIES:
Capital expenditures	—	(1,875)	(11,012)	—	(12,887)
Acquisitions of businesses, net of cash	—	(166,557)	—	—	(166,557)
Proceeds from sale of real estate	—	—	2,885		2,885

Net cash used in investing activities	—	(168,432)	(8,127)	—	(176,559)

FINANCING ACTIVITIES:
Intercompany activities	367,961	(126,790)	(241,169)	(2)	—
Excess tax benefits related to share-based payment arrangements	17,459	—	—	—	17,459
Proceeds from exercise of stock options	6,361	—	—	—	6,361
Dividends paid	(404,868)	—	—	—	(404,868)
Proceeds from senior subordinated notes-net of discount and financing fees	—	404,248	—	—	404,248

Net cash provided by (used in) financing activities	(13,087)	277,458	(241,169)	(2)	23,200

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,504)	52,570	1,879	—	43,945
CASH AND CASH EQUIVALENTS—
Beginning of year	15,388	173,630	1,149	—	190,167

CASH AND CASH EQUIVALENTS—
End of year	$4,884	$226,200	$3,028	$—	$234,112

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2009

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$(6,428)	$(22,930)	$226,470	$—	$197,112

INVESTING ACTIVITIES:
Capital expenditures	—	(2,370)	(10,785)	—	(13,155)
Acquisitions of businesses	—	(155,233)	—	—	(155,233)

Net cash used in investing activities	—	(157,603)	(10,785)	—	(168,388)

FINANCING ACTIVITIES:
Intercompany activities	17,883	193,483	(211,366)	—	—
Excess tax benefits related to share-based payment arrangements	9,278	—	—	—	9,278
Proceeds from exercise of stock options	8,345	—	—	—	8,345
Purchase of treasury stock	(15,242)	—	—	—	(15,242)

Net cash provided by (used in) financing activities	20,264	193,483	(211,366)	—	2,381

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,836	12,950	4,319	—	31,105
CASH AND CASH EQUIVALENTS—
Beginning of year	1,552	160,680	(3,170)	—	159,062

CASH AND CASH EQUIVALENTS—
End of year	$15,388	$173,630	$1,149	$—	$190,167

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2008

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$2,041	$(35,261)	$222,855	$—	$189,635

INVESTING ACTIVITIES:
Capital expenditures	—	(1,754)	(9,130)	—	(10,884)
Acquisitions of businesses	—	(154,160)	—	—	(154,160)

Net cash used in investing activities	—	(155,914)	(9,130)	—	(165,044)

FINANCING ACTIVITIES:
Intercompany activities	(40,131)	254,075	(213,944)	—	—
Excess tax benefits related to share-based payment arrangements	18,756	—	—	—	18,756
Proceeds from exercise of stock options	9,769	—	—	—	9,769

Net cash provided by (used in) financing activities	(11,606)	254,075	(213,944)	—	28,525

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,565)	62,900	(219)	—	53,116
CASH AND CASH EQUIVALENTS—
Beginning of year	11,117	97,780	(2,951)	—	105,946

CASH AND CASH EQUIVALENTS—
End of year	$1,552	$160,680	$(3,170)	$—	$159,062

TRANSDIGM GROUP INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009, AND 2008

(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions from Reserve(1)	Balance at End of Period
		Charged to Costs and Expenses	Acquisitions
Year Ended September 30, 2010
Allowance for doubtful accounts	$2,448	$(156)	$678	$700	$2,270
Reserve for excess and obsolete inventory	17,018	22	1,882	671	18,251
Year Ended September 30, 2009
Allowance for doubtful accounts	2,182	636	295	665	2,448
Reserve for excess and obsolete inventory	15,862	2,537	634	2,015	17,018
Year Ended September 30, 2008
Allowance for doubtful accounts	2,223	369	—	410	2,182
Reserve for excess and obsolete inventory	14,467	2,440	591	1,636	15,862

(1)	The amounts in this column represent charge-offs net of recoveries.

EXHIBIT INDEX

TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2010

EXHIBIT NO.	DESCRIPTION
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of TransDigm Group Incorporated

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to Condensed Consolidated Financial Statements formatted in XBRL.