Form 10-Q
period 2011-01-01
TransDigm Group INC
filed 2011-02-08
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 1, 2011.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001-32833

TransDigm Group Incorporated

(Exact name of registrant as specified in its charter)

Delaware	41-2101738
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 East 9th Street, Suite 3000, Cleveland, Ohio	44114
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 49,649,280 as of January 28, 2011.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	January 1, 2011	September 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$234,308	$234,112
Trade accounts receivable - Net	158,427	134,461
Inventories	252,521	188,756
Deferred income taxes	12,927	15,200
Prepaid expenses and other	19,522	10,979

Total current assets	677,705	583,508

PROPERTY, PLANT AND EQUIPMENT - Net	150,008	99,613
GOODWILL	2,577,024	1,571,664
TRADEMARKS AND TRADE NAMES	298,056	187,556
OTHER INTANGIBLE ASSETS - Net	443,554	212,838
DEBT ISSUE COSTS - Net	61,018	18,649
OTHER	5,547	3,990

TOTAL ASSETS	$4,212,912	$2,677,818

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$46,905	$—
Accounts payable	51,303	44,226
Accrued liabilities	70,376	68,786

Total current liabilities	168,584	113,012

LONG-TERM DEBT	3,134,500	1,771,646
DEFERRED INCOME TAXES	255,873	168,588
OTHER NON-CURRENT LIABILITIES	57,693	31,593

Total liabilities	3,616,650	2,084,839

STOCKHOLDERS’ EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 50,125,617 and 49,928,241 at January 1, 2011 and September 30, 2010, respectively	501	499
Additional paid-in capital	428,395	419,396
Retained earnings	184,779	192,126
Accumulated other comprehensive loss	(2,171)	(3,800)
Treasury stock, at cost - 494,100 shares at January 1, 2011 and September 30, 2010	(15,242)	(15,242)

Total stockholders’ equity	596,262	592,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,212,912	$2,677,818

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEK PERIODS ENDED

JANUARY 1, 2011 AND JANUARY 2, 2010

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	January 1, 2011	January 2, 2010

NET SALES	$240,046	$184,278

COST OF SALES	112,314	81,219

GROSS PROFIT	127,732	103,059

OPERATING EXPENSES:
Selling and administrative	31,030	22,466
Amortization of intangible assets	4,415	4,140
Refinancing costs	70,730	—

Total operating expenses	106,175	26,606

INCOME FROM OPERATIONS	21,557	76,453

INTEREST EXPENSE - Net	32,554	28,515

(LOSS) INCOME BEFORE INCOME TAXES	(10,997)	47,938

INCOME TAX (BENEFIT) PROVISION	(3,650)	17,180

NET (LOSS) INCOME	$(7,347)	$30,758

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK	$(10,157)	$445

Net (loss) earnings per share - see Note 4:
Basic and diluted	$(0.19)	$0.01
Cash dividends paid per common share	$—	$7.65

Weighted-average shares outstanding:
Basic and diluted	53,328	52,869

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 1, 2011

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number	Par	Paid-In	Retained	Comprehensive	Number
	of Shares	Value	Capital	Earnings	Income/(Loss)	of Shares	Value	Total

BALANCE, OCTOBER 1, 2010	49,928,241	$499	$419,396	$192,126	$(3,800)	(494,100)	$(15,242)	$592,979

Compensation expense recognized for employee stock options	—	—	1,857	—	—	—	—	1,857
Excess tax benefits related to share- based payment arrangements	—	—	4,163	—	—	—	—	4,163
Exercise of employee stock options	197,376	2	2,978	—	—	—	—	2,980
Restricted stock compensation	—	—	1	—	—	—	—	1
Comprehensive income (loss):								—
Net loss	—	—	—	(7,347)	—	—	—	(7,347)
Interest rate swap, net of tax	—	—	—	—	2,423	—	—	2,423
Other comprehensive loss	—	—	—	—	(794)	—	—	(794)

Comprehensive loss								(5,718)

BALANCE, JANUARY 1, 2011	50,125,617	$501	$428,395	$184,779	$(2,171)	(494,100)	$(15,242)	$596,262

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended
	January 1, 2011	January 2, 2010
OPERATING ACTIVITIES:
Net (loss) income	$(7,347)	$30,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,414	3,476
Amortization of intangible assets	4,415	4,140
Amortization of debt issue costs	2,082	1,878
Refinancing costs	70,730	—
Non-cash equity compensation	1,858	1,628
Excess tax benefits related to share-based payment arrangements	(4,163)	(11,231)
Deferred income taxes	2,218	1,500
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	19,294	8,886
Inventories	3,793	4,260
Income taxes receivable/payable	(5,072)	16,610
Other assets	59	(3,840)
Accounts payable	(11,949)	(9,891)
Accrued and other liabilities	(18,184)	11,423

Net cash provided by operating activities	62,148	59,597

INVESTING ACTIVITIES:
Capital expenditures	(2,987)	(3,493)
Acquisition of businesses, net of cash acquired	(1,362,201)	(95,750)

Net cash used in investing activities	(1,365,188)	(99,243)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	4,163	11,231
Proceeds from exercise of stock options	2,980	569
Dividends paid	(2,810)	(404,868)
Proceeds from new senior secured credit facility	1,505,007	—
Proceeds from senior subordinated notes due 2018-net of discount and financing fees	1,583,165	404,503
Repurchase of senior subordinated notes due 2014	(1,009,269)	—
Repayment of existing senior secured credit facility	(780,000)	—

Net cash provided by financing activities	1,303,236	11,435

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	196	(28,211)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	234,112	190,167

CASH AND CASH EQUIVALENTS, END OF PERIOD	$234,308	$161,956

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$34,641	$6,799

Cash paid during the period for income taxes	$10	$150

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEK PERIODS ENDED JANUARY 1, 2011 AND JANUARY 2, 2010

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS

Description of the Business – TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries (collectively, with TD Group, the “Company” or “TransDigm”) offers a broad range of proprietary aerospace components. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc. TD Group’s common stock is listed on The New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2010 included in TD Group’s Form 10-K dated November 15, 2010 and Form 10-K/A dated November 19, 2010. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2010 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended January 1, 2011 are not necessarily indicative of the results to be expected for the full year.

3.	ACQUISITIONS

McKechnie Aerospace Holdings, Inc. – On December 6, 2010, TransDigm Inc. completed the acquisition of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), for approximately $1.27 billion in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. McKechnie Aerospace is a leading global designer, producer and supplier of aerospace components, assemblies and subsystems for commercial aircraft, regional/business jets, military fixed wing and rotorcraft. These products fit well with TransDigm’s overall business direction.

The Company financed the McKechnie Aerospace acquisition, repaid borrowings under the previous senior secured credit facility and redeemed outstanding 7 3/4% Senior Subordinated Notes due 2014 through a combination of the offering of $1.60 billion of 7 3/4% Senior Subordinated Notes dues 2018 and borrowings under the new revolving credit facility of $1.55 billion. See Note 8 to the Condensed Consolidated Financial Statements.

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. The Company is in the process of obtaining information to assist in the valuation of certain tangible and intangible assets of McKechnie Aerospace, and therefore the condensed consolidated balance sheet at January 1, 2011 reflects the preliminary purchase price allocation for the business. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill.

The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date.

Assets acquired:
Current assets, excluding cash acquired	$100,509
Property, plant and equipment	48,560
Intangible assets	330,000
Goodwill	938,652
Other noncurrent assets	1,181

Total assets acquired	$1,418,902

Liabilities assumed:
Current liabilities	$39,177
Deferred tax liabilities	84,161
Other noncurrent liabilities	30,206

Total liabilities assumed	$153,544

Net assets acquired	$1,265,358

The Company expects that the approximately $938.7 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The results of operations of McKechnie Aerospace are included in the Company’s consolidated financial statements from the date of the transaction. The Company recorded net sales of $22.8 million from the date of acquisition through January 1, 2011. Had the McKechnie acquisition and related financing transactions occurred at the beginning of the thirteen week period ended January 2, 2010, unaudited pro forma consolidated results for the thirteen week periods ended January 1, 2011 and January 2, 2010 would have been as follows:

	Thirteen Week Periods Ended
	January 1, 2011	January 2, 2010

Net sales	$298,161	$263,744

Net income (loss)	$39,408	$(58,628)

Net income (loss) per share:
Basic and diluted	$0.74	$(1.11)

The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of McKechnie Aerospace and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of October 1, 2009. The pro forma results for the thirteen week period ended January 2, 2010 reflect the business combination accounting effects from the acquisition including amortization charges from the acquired intangible assets, inventory purchase accounting adjustments charged to cost of sales as the inventory is sold, increase in interest expense associated with debt incurred to fund the acquisition, refinancing costs associated with the refinancing of the Company’s entire debt structure and acquisition-related transaction costs. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

Talley Actuation – On December 31, 2010, TransDigm Inc. completed the acquisition of the actuation business of Telair International Inc. (“Talley Actuation”), a wholly-owned subsidiary of Teleflex Incorporated, for approximately $94 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Talley Actuation manufactures proprietary, highly engineered electro-mechanical products and other components for commercial and military aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $67 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Semco Instruments – On September 3, 2010, TransDigm Inc. completed the acquisition of Semco Instruments, Inc. (“Semco Instruments”) for approximately $73.6 million in cash, which includes a purchase price adjustment of $3.0 million paid in the first quarter of fiscal 2011. Semco Instruments manufactures proprietary, highly engineered components for major turbo-prop, turbo-fan, and turbo-shaft engines which are primarily used on helicopters, business jets and selected regional airplanes. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $42.6 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Dukes Aerospace – On December 2, 2009, TransDigm Inc., through a newly formed, wholly owned subsidiary of TransDigm Inc., Dukes Aerospace Inc., acquired certain assets and liabilities from Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $95.7 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. Dukes Aerospace is a supplier of proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction. The purchase price allocation includes a fair value liability of $8.0 million recorded for the potential earn-out payments. The Company expects that the approximately $64.0 million of goodwill recognized for the acquisition will be deductible for tax purposes.

The Company accounted for the acquisitions of McKechnie Aerospace, Talley Actuation, Semco Instruments and Dukes Aerospace (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining information to assist in the valuation of certain tangible and intangible assets of McKechnie Aerospace and Talley Actuation; thus, the values attributed to acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions of Talley Actuation, Semco Instruments and Dukes Aerospace, had they occurred at the beginning of the thirteen week periods ended January 1, 2011 and January 2, 2010, respectively, are not significant and, accordingly, are not provided.

The Acquisitions strengthen and expand our position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies. The purchase price paid for each acquisition reflects the current earnings before interest, taxes, depreciation and amortization (EBITDA) and cash flows, as well as, the future EBITDA and cash flows expected to be generated by the business, which is driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, which is estimated to be approximately 30 years.

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended
	January 1, 2011	January 2, 2010

Numerator for (loss) earnings per share:
Net (loss) income	$(7,347)	$30,758

Less dividends paid on participating securities	(2,810)	(30,313)

Net (loss) income applicable to common stock - basic and diluted	$(10,157)	$445

Denominator for basic and diluted (loss) earnings per share under the two-class method:

Weighted average common shares outstanding	49,500	48,983

Vested options deemed participating securities	3,828	3,886

Total shares for basic and diluted (loss) earnings per share	53,328	52,869

Basic and diluted (loss) earnings per share	$(0.19)	$0.01

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 6% of the inventory was valued under the LIFO method at January 1, 2011.

Inventories consist of the following (in thousands):

	January 1, 2011	September 30, 2010

Raw materials and purchased component parts	$141,668	$112,249
Work-in-progress	97,604	61,487
Finished goods	57,738	31,251

Total	297,010	204,987
Reserve for excess and obsolete inventory and LIFO	(44,489)	(16,231)

Inventories - net	$252,521	$188,756

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	January 1, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$474,844	$56,244	$418,600	$257,913	$52,781	$205,132
Order backlog	41,813	22,646	19,167	23,613	21,883	1,730
License agreement	9,373	3,937	5,436	9,373	3,804	5,569
Other	1,600	1,249	351	1,600	1,193	407

Total	$527,630	$84,076	$443,554	$292,499	$79,661	$212,838

The total carrying amount of identifiable intangible assets not subject to amortization consisted of trademarks and trade names in the amount of $298.1 million and $187.6 million at January 1, 2011 and September 30, 2010, respectively.

Intangible assets acquired during the thirteen week period ended January 1, 2011 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$1,005,765
Trademarks and trade names	110,000

	1,115,765

Intangible assets subject to amortization:
Technology	215,000	20 years
Order backlog	20,000	1 year

	235,000	18.4 years

Total	$1,350,765

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended January 1, 2011 and January 2, 2010 was approximately $4.4 million and $4.1 million, respectively. The estimated amortization expense for fiscal 2011 is $37.0 million and for each of the five succeeding years 2012 through 2016 is $27.9 million, $23.7 million, $23.7 million, $23.7 million and $23.7 million, respectively.

The following is a summary of changes in the carrying value of goodwill from September 30, 2010 through January 1, 2011 (in thousands):

Balance, September 30, 2010	$1,571,664
Goodwill acquired during the year	1,005,765
Other	(405)

Balance, January 1, 2011	$2,577,024

7.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirteen Week Periods Ended
	January 1, 2011	January 2, 2010

Liability balance at beginning of period	$8,345	$9,419
Accruals for warranties issued	222	606
Warranty costs incurred	(560)	(1,252)
Acquisitions	91	386

Liability balance at end of period	$8,098	$9,159

8.	DEBT

Revolving Credit Facility and Term Loan – In December 2010, TD Group’s wholly owned subsidiary, TransDigm Inc., entered into a New Senior Secured Credit Facility, which consists of a $1.55 billion term loan facility and a $245 million revolving credit facility (collectively, the “New Senior Secured Credit Facility”). The proceeds of the term loan were used to pay the purchase price of and related transaction expenses associated with the acquisition of McKechnie Aerospace and repay a portion of the amounts outstanding under the previous senior secured credit facility. Under the terms of the New Senior Secured Credit Facility, TransDigm is entitled on one or more occasions, subject to the satisfaction of certain conditions, to request an increase in the commitments under the revolving credit facility and/or additional term loans under the term loan facility in the aggregate principal amount of up to $500 million to the extent that existing or new lenders agree to provide such additional revolving commitments or additional term loans. At January 1, 2011, the Company had $7.0 million letters of credit outstanding and $238.0 million of borrowings available under the New Senior Secured Credit Facility.

Under the New Senior Secured Credit Facility, the term loan facility matures in December 2016 and the revolving credit facility matures in December 2015. The term loan facility under the New Senior Secured Credit Facility requires quarterly principal payments beginning March 31, 2011. Principal payments under the New Senior Secured Credit Facility are $11.6 million for the fiscal year ending September 30, 2011 and $15.5 million for each of the fiscal years ending September 30, 2012 through September 30, 2015.

The interest rates per annum applicable to loans, other than swingline loans, under the New Senior Secured Credit Facility are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The alternate base rate will be the greatest of (i) 2.50%, (ii) Credit Suisse AG’s prime rate, (iii) 50 basis points over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York, and (iv) the adjusted LIBO rate with a maturity of three months plus 1.0%. The LIBO rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan as adjusted for the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve. The adjusted LIBO rate will be the greater of (i) 1.50% and (ii) the rate obtained by dividing (x) the LIBO Rate by (y) a percentage equal to 1 minus the stated maximum rate (stated as a decimal) of all reserves, if any, required to be maintained against “Eurocurrency liabilities” as specified in Regulation D (including any marginal, emergency, special or supplemental reserves). The applicable margin percentage is a percentage per annum equal to (i) 2.75% for alternate base rate revolving loans, (ii) 3.75% for adjusted LIBO rate revolving loans and (iii) with respect to alternate base rate term loans and adjusted LIBO rate term loans, a per annum rate of 2.00% to 2.50% (in the case of alternate base rate term loans) and 3.00% to 3.50% (in the case of adjusted LIBO rate term loans), as adjusted in accordance with a pricing grid based on the consolidated leverage ratio of TransDigm on the applicable date of determination. At January 1, 2011, the applicable interest rate on the term loan was 5.0%.

Under the terms of the New Senior Secured Credit Facility, the Company is required to pay the administrative agent certain fees. In addition, on the last day of each calendar quarter the Company is required to pay a commitment fee equal to the applicable rate per annum in effect from time to time of any unused commitments under the revolving credit line and certain other fees in respect of letters of credit that may be outstanding thereunder from time to time.

All of the indebtedness outstanding under the New Senior Secured Credit Facility is guaranteed by TD Group and all of TransDigm’s current and future domestic restricted subsidiaries (other than immaterial subsidiaries), and is secured by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests and certain other assets) of TransDigm and all of TransDigm’s existing and future domestic restricted subsidiaries (other than immaterial subsidiaries), and a first priority pledge of the capital stock of TransDigm and its domestic subsidiaries and 65% of the voting capital stock of certain of TransDigm’s foreign subsidiaries.

The New Senior Secured Credit Facility contains certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm, incur or suffer to exist liens securing indebtedness, consolidate, merge or transfer all or substantially all of their assets, and engage in transactions with affiliates.

In addition, the New Senior Secured Credit Facility contains financial covenants commencing with the quarter ending April 2, 2011 that measure the (i) ratio of TransDigm’s consolidated total net indebtedness to the amount of TransDigm’s consolidated EBITDA (“consolidated net leverage ratio”), and (ii) ratio of the amount of TransDigm’s consolidated EBITDA to TransDigm’s consolidated interest expense (“consolidated interest coverage ratio”). TransDigm is in compliance with all of the covenants contained in the New Senior Secured Credit Facility.

The term loan under the New Senior Secured Credit Facility is subject to mandatory prepayments of principal based on a percentage of Excess Cash Flow (as defined in the agreement) if the Consolidated Leverage Ratio exceeds 4.50 to 1.00 for the Company’s fiscal year commencing with the fiscal year ending September 30, 2012. “Consolidated Leverage Ratio” means the ratio of consolidated total indebtedness to the aggregate amount of EBITDA As Defined, calculated on a pro forma basis. In addition, subject to certain exceptions (including, with respect to asset sales, reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and the issuance or incurrence of certain indebtedness.

Senior Subordinated Notes – In December 2010, TransDigm issued $1.6 billion in aggregate principal amount of its 7 3/4% Senior Subordinated Notes due 2018 (the “2018 Notes”) at an issue price of 100% of the principal amount. The 2018 Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the indenture governing the 2018 Notes. Interest under the 2018 Notes is payable semi-annually.

The 2018 Notes are redeemable by TransDigm, in whole or in part, at specified redemption prices, which decline from 103.875% to 100% over the remaining term of the 2018 Notes, plus accrued and unpaid interest. Prior to December 15, 2013, TransDigm is permitted to redeem specified percentages of the 2018 Notes from the proceeds of equity offerings at a redemption price of 107.75%, plus accrued and unpaid interest. If a change in control of the Company occurs, the holders of the 2018 Notes will have the right to demand that TransDigm redeem the 2018 Notes at a purchase price equal to 101% of the principal amount of the 2018 Notes plus accrued and unpaid interest. The 2018 Notes contain many of the same restrictive covenants included in the New Senior Secured Credit Facility. TransDigm is in compliance with all of the covenants contained in the 2018 Notes.

TransDigm utilized a portion of the proceeds from the 2018 Notes to purchase approximately $968.6 million aggregate principal amount of its 7 3/4% Senior Subordinated Notes due 2014 (the “2014 Notes”) representing all such 2014 Notes that were validly tendered at or prior to the consent expiration deadline pursuant to TransDigm’s previously announced cash offers to purchase any and all of its outstanding 2014 Notes in December 2010. TransDigm also received consents from holders of the required majority of the principal amount of the 2014 Notes to, among other modifications, eliminate substantially all of the restrictive covenants and certain events of default in the indentures governing the 2014 Notes. At January 1, 2011, TransDigm had approximately $31.4 million outstanding under the 2014 Notes. These remaining 2014 Notes were subsequently redeemed in January 2011. See Note 13.

Remaining proceeds from the 2018 Notes were utilized to pay off the remaining outstanding balance under the previous senior secured credit facility and for general corporate purposes.

The Company recorded refinancing costs of $70.7 million during the thirteen week period ended January 1, 2011 representing charges resulting from the refinancing of TransDigm’s entire debt structure. The charge consisted of the premium of $40.7 million paid to redeem the 2014 Notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.3 million.

Special Cash Dividend Payment – In October 2009, TransDigm made a special cash dividend to its stockholders of $7.65 per share and cash dividend equivalents payments (“Dividend Equivalent Payments”) to holders of options to purchase its common stock from the net proceeds of the $425 million Senior Subordinated Notes due 2014 issued in October 2009. After the payment of debt issue fees and expenses, the net proceeds amounted to approximately $404.5 million. The special cash dividend and Dividend Equivalent Payments of $404.9 million were paid in the first quarter of fiscal 2010 and $2.8 million were paid in the first quarter of fiscal 2011. The $425 million of 2014 Notes were included in the tender offer made in conjunction with the 2018 Notes issuance.

9.	ENVIRONMENTAL LIABILITIES

Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. At certain facilities acquired in connection with the acquisition of McKechnie Aerospace or third-party sites utilized by McKechnie Aerospace, the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws.

Estimates of the Company’s environmental liabilities are based on current facts, laws, regulations and technology. These estimates take into consideration the Company’s prior experience and professional judgment of the Company’s environmental specialists. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

Accordingly, as investigation and remediation proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations or cash flows in a given period. Based on currently available information, however, the Company does not believe that future environmental costs in excess of those accrued with respect to sites for which the Company has been identified as a potentially responsible party are likely to have a material adverse effect on the Company’s financial condition.

Environmental liabilities are recorded when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites, third party indemnity obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.

The Company’s consolidated balance sheet includes the following for environmental remediation obligations:

January 1, 2011

Accrued liabilities	$1,318
Other non-current liabilities	22,797
Other assets	(1,173)

Total	$22,942

10.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended January 1, 2011 and January 2, 2010, the effective income tax rate was 33.2% and 35.8%, respectively. The lower effective tax rate for the thirteen week period ended January 1, 2011 was primarily due to the retroactive reinstatement of the research and development tax credit and the continued phase-in of the domestic manufacturing deduction.

TD Group and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in the United Kingdom, Belgium and Malaysia. The Company is no longer subject to U.S. federal examination for years before fiscal year 2009. In addition, the Company is subject to state and local income tax examinations for fiscal years 2006 through 2010.

At January 1, 2011 and September 30, 2010, TD Group had $1.9 million and $1.8 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $1.3 million on the effective tax rate at January 1, 2011 and September 30, 2010. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		January 1, 2011		September 30, 2010
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$234,308	$234,308	$234,112	$234,112
Liabilities:
Interest rate swap (1)	2	—	—	3,865	3,865
Long-term debt:
New term loans	2	1,550,000	1,562,000	—	—
Previous term loans	2	—	—	780,000	762,000
7 3/4% Senior Subordinated Notes due 2014	2	31,405	32,600	991,646	1,010,000
7 3/4% Senior Subordinated Notes due 2018	2	1,600,000	1,664,000	—	—

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet at September 30, 2010.

Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s 7 3/4% senior subordinated notes due 2014 and 7 3/4% senior subordinated notes due 2018 were based upon quoted market prices.

At September 30, 2010, an agreement was in place to swap variable interest rates on our previous senior secured credit facility for a fixed interest rate for the notional amount of $300 million through March 23, 2011. This interest rate swap agreement effectively converted the variable rate interest on the notional amount of our senior secured credit facility to a fixed rate of 3.04% plus the 2% margin percentage, over the term of the agreement. The interest rate swap agreement was terminated in December 2010 in conjunction with the repayment of the outstanding term loan balance under the previous senior secured credit facility.

12.	COMPREHENSIVE INCOME

Comprehensive income (loss), which primarily includes adjustments for changes in the fair values of the interest rate swap agreements on a net of tax basis and foreign currency translation adjustments, was approximately ($5.7) million and $31.1 million for the thirteen week periods ended January 1, 2011 and January 2, 2010, respectively.

13.	SUBSEQUENT EVENTS

On January 15, 2011, TransDigm redeemed all of the 7 3/4% Senior Subordinated Notes due 2014 that remained outstanding at January 1, 2011 in the aggregate principal amount of approximately $31.4 million. The Company recorded additional refinancing costs of approximately $1.2 million relating to the redemption.

On January 28, 2011, TransDigm entered into a definitive agreement to sell its fastener businesses for approximately $240 million. The TransDigm fastener business, which was acquired in December 2010 as part of the McKechnie Aerospace acquisition, is made up of Valley-Todeco Inc. located in Sylmar, CA, and Linread Ltd. located in the United Kingdom. The divestiture, which is expected to close within sixty days from the date of the agreement, is subject to regulatory approvals and customary closing conditions.

We have evaluated events subsequent to January 1, 2011, through the date the financial statements were issued, and determined that no events have occurred that require adjustment of or disclosure in the consolidated financial statements, other than as disclosed above.

14.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% senior subordinated notes due 2018 are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of January 1, 2011 and September 30, 2010 and its statements of income and cash flows for the thirteen week periods ended January 1, 2011 and January 2, 2010 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries after December 14, 2010 and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 1, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,156	$189,187	$14,388	$27,577	$—	$234,308
Trade accounts receivable - Net	—	8,354	137,829	13,374	(1,130)	158,427
Inventories	—	20,518	218,700	13,830	(527)	252,521
Deferred income taxes	—	5,494	7,433	—	—	12,927
Prepaid expenses and other	—	14,255	4,770	497	—	19,522

Total current assets	3,156	237,808	383,120	55,278	(1,657)	677,705

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	593,107	3,684,706	969,730	24,046	(5,271,589)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,367	124,236	10,405	—	150,008
GOODWILL	—	42,369	2,534,655	—	—	2,577,024
TRADEMARKS AND TRADE NAMES	—	19,376	278,680	—	—	298,056
OTHER INTANGIBLE ASSETS - Net	—	9,238	434,316	—	—	443,554
DEBT ISSUE COSTS - Net	—	61,018	—	—	—	61,018
OTHER	—	2,351	3,196	—	—	5,547

TOTAL ASSETS	$596,263	$4,072,233	$4,727,933	$89,729	$(5,273,246)	$4,212,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$46,905	$—	$—	$—	$46,905
Accounts payable	—	6,322	40,360	5,751	(1,130)	51,303
Accrued liabilities	—	21,383	44,714	4,279	—	70,376

Total current liabilities	—	74,610	85,074	10,030	(1,130)	168,584

LONG-TERM DEBT	—	3,134,500	—	—	—	3,134,500
DEFERRED INCOME TAXES	—	135,532	120,341	—	—	255,873
OTHER NON-CURRENT LIABILITIES	—	16,482	39,312	1,899	—	57,693

Total liabilities	—	3,361,124	244,727	11,929	(1,130)	3,616,650

STOCKHOLDERS’ EQUITY	596,263	711,109	4,483,206	77,800	(5,272,116)	596,262

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$596,263	$4,072,233	$4,727,933	$89,729	$(5,273,246)	$4,212,912

TRANSDIGM GROUP, INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,884	$226,200	$3,028	$—	$234,112
Trade accounts receivable -Net	—	12,935	122,174	(648)	134,461
Inventories	—	19,694	169,296	(234)	188,756
Deferred income taxes	—	15,200	—	—	15,200
Prepaid expenses and other	—	7,837	3,142	—	10,979

Total current assets	4,884	281,866	297,640	(882)	583,508

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	588,095	2,293,001	907,547	(3,788,643)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,248	84,365	—	99,613
GOODWILL	—	68,593	1,503,071	—	1,571,664
TRADEMARKS AND TRADE NAMES	—	19,376	168,180	—	187,556
OTHER INTANGIBLE ASSETS - Net	—	9,387	203,451	—	212,838
DEBT ISSUE COSTS - Net	—	18,649	—	—	18,649
OTHER	—	2,350	1,640	—	3,990

TOTAL ASSETS	$592,979	$2,708,470	$3,165,894	$(3,789,525)	$2,677,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$9,767	$35,107	$(648)	$44,226
Accrued liabilities	—	32,639	36,147	—	68,786

Total current liabilities	—	42,406	71,254	(648)	113,012

LONG-TERM DEBT - Less current portion	—	1,771,646	—	—	1,771,646
DEFERRED INCOME TAXES	—	168,588	—	—	168,588
OTHER NON-CURRENT LIABILITIES	—	19,733	11,860	—	31,593

Total liabilities	—	2,002,373	83,114	(648)	2,084,839

STOCKHOLDERS’ EQUITY	592,979	706,097	3,082,780	(3,788,877)	592,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$592,979	$2,708,470	$3,165,894	$(3,789,525)	$2,677,818

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 1, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$17,332	$218,789	$5,100	$(1,175)	$240,046

COST OF SALES	—	10,359	99,053	3,784	(882)	112,314

GROSS PROFIT	—	6,973	119,736	1,316	(293)	127,732

OPERATING EXPENSES:
Selling and administrative	—	9,696	20,836	498	—	31,030
Amortization of intangible assets	—	156	4,259	—	—	4,415
Refinancing costs	—	70,730	—	—	—	70,730

Total operating expenses	—	80,582	25,095	498	—	106,175

INCOME (LOSS) FROM OPERATIONS	—	(73,609)	94,641	818	(293)	21,557

OTHER INCOME (EXPENSES):
Interest expense - net	—	(32,034)	(524)	4	—	(32,554)
Equity in income of subsidiaries	(7,347)	61,767	—	—	(54,420)	—

INCOME (LOSS) BEFORE INCOME TAXES	(7,347)	(43,876)	94,117	822	(54,713)	(10,997)

INCOME TAX PROVISION (BENEFIT)	—	(36,529)	32,592	287	—	(3,650)

NET INCOME (LOSS)	$(7,347)	$(7,347)	$61,525	$535	$(54,713)	$(7,347)

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 2, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES	$—	$13,191	$171,868	$(781)	$184,278

COST OF SALES	—	7,870	73,869	(520)	81,219

GROSS PROFIT	—	5,321	97,999	(261)	103,059

OPERATING EXPENSES:
Selling and administrative	—	7,659	15,078	(271)	22,466
Amortization of intangible assets	—	156	3,984	—	4,140

Total operating expenses	—	7,815	19,062	(271)	26,606

INCOME (LOSS) FROM OPERATIONS	—	(2,494)	78,937	10	76,453

OTHER INCOME (EXPENSES):
Interest expense - net	—	(27,986)	(529)	—	(28,515)
Equity in income of subsidiaries	30,758	50,286	—	(81,044)	—

INCOME (LOSS) BEFORE INCOME TAXES	30,758	19,806	78,408	(81,034)	47,938

INCOME TAX PROVISION (BENEFIT)	—	(10,952)	28,132	—	17,180

NET INCOME (LOSS)	$30,758	$30,758	$50,276	$(81,034)	$30,758

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 1, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$2,423	$16,980	$43,952	$(2,001)	$794	$62,148

INVESTING ACTIVITIES:
Capital expenditures	—	(688)	(2,280)	(19)	—	(2,987)
Acquisition of businesses, net of cash acquired	—	(1,362,201)	—	—	—	(1,362,201)

Net cash used in investing activities	—	(1,362,889)	(2,280)	(19)	—	(1,365,188)

FINANCING ACTIVITIES:
Intercompany activities	(8,484)	9,993	(30,312)	29,597	(794)	—
Excess tax benefits related to share-based payment arrangements	4,163	—	—	—	—	4,163
Proceeds from exercise of stock options	2,980	—	—	—	—	2,980
Dividends paid	(2,810)	—	—	—	—	(2,810)
Proceeds from new senior secured credit facility	—	1,505,007	—	—	—	1,505,007
Proceeds from 2018 senior subordinated notes - net of discount and financing fees	—	1,583,165	—	—	—	1,583,165
Repurchase of 2014 senior subordinated notes	—	(1,009,269)	—	—	—	(1,009,269)
Repayment of previous senior secured credit facility	—	(780,000)	—	—	—	(780,000)

Net cash provided by (used in) financing activities	(4,151)	1,308,896	(30,312)	29,597	(794)	1,303,236

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,728)	(37,013)	11,360	27,577	—	196

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,884	226,200	3,028	—	—	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,156	$189,187	$14,388	$27,577	$—	$234,308

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 2, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES	$321	$9,585	$49,691	$—	$59,597

INVESTING ACTIVITIES:
Capital expenditures	—	(456)	(3,037)	—	(3,493)
Acquisition of businesses, net of cash acquired	—	(95,750)	—	—	(95,750)

Net cash used in investing activities	—	(96,206)	(3,037)	—	(99,243)

FINANCING ACTIVITIES:
Intercompany activities	387,342	(339,536)	(47,806)	—	—
Excess tax benefits related to share-based payment arrangements	11,231	—	—	—	11,231
Proceeds from exercise of stock options	569	—	—	—	569
Dividends paid	(404,868)	—	—	—	(404,868)
Proceeds from senior subordinated notes - net of discount and financing fees	—	404,503	—	—	404,503

Net cash provided by (used in) financing activities	(5,726)	64,967	(47,806)	—	11,435

DECREASE IN CASH AND CASH EQUIVALENTS	(5,405)	(21,654)	(1,152)	—	(28,211)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,388	173,630	1,149	—	190,167

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,983	$151,976	$(3)	$—	$161,956

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

For the first quarter of fiscal 2011, we generated net sales of $240.0 million and a net loss of $7.3 million. EBITDA As Defined was $111.3 million, or 46.4% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions

Talley Actuation Acquisition

On December 31, 2010, TransDigm Inc. completed the acquisition of the actuation business of Telair International, Inc. (“Talley Actuation”) a wholly-owned subsidiary of Teleflex Incorporated for approximately $94 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Talley Actuation manufactures proprietary, highly engineered electro-mechanical products and other components for commercial and military aircraft. These products fit well with TransDigm’s overall business direction.

McKechnie Aerospace Holdings Acquisition

On December 6, 2010, TransDigm Inc. completed the acquisition of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), for approximately $1.27 billion in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. McKechnie Aerospace is a leading global designer, producer and supplier of aerospace components, assemblies and subsystems for commercial aircraft, regional/business jets, military fixed wing and rotorcraft. These products fit well with TransDigm’s overall business direction.

Semco Instruments Acquisition

On September 3, 2010, TransDigm Inc. completed the acquisition of Semco Instruments, Inc. (“Semco Instruments”) for approximately $73.6 million in cash, which includes a purchase price adjustment of $3.0 million paid in the first quarter of fiscal 2011. Semco Instruments manufactures proprietary, highly engineered components for major turbo-prop, turbo-fan, and turbo-shaft engines which are primarily used on helicopters, business jets and selected regional airplanes. These products fit well with TransDigm’s overall business direction.

Dukes Aerospace Acquisition

On December 2, 2009, TransDigm Inc. acquired substantially all the aerospace related assets of Dukes, Inc. and GST Industries, Inc. (collectively, “Dukes Aerospace”) for approximately $95.7 million in cash, subject to adjustment based on the level of working capital as of the closing date of the acquisition. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. Dukes Aerospace is a supplier of proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction.

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

Because of these limitations, EBITDA and EBITDA As Defined should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA or EBITDA As Defined in isolation and specifically by using other GAAP measures, such as net income, net sales and operating profit, to measure our operating performance. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under GAAP, and neither should be considered as an alternative to net income or cash flow from operations determined in accordance with GAAP. Our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.\

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	January 1, 2011	January 2, 2010
Net (loss) income	$(7,347)	$30,758
Adjustments:
Depreciation and amortization expense	8,829	7,616
Interest expense, net	32,554	28,515
Income tax (benefit) provision	(3,650)	17,180

EBITDA	30,386	84,069
Adjustments:
Inventory purchase accounting adjustments(1)	2,732	2,254
Acquisition integration costs(2)	3,839	967
Acquisition transaction-related expenses(3)	1,801	1,450
Stock option expense(4)	1,857	1,621
Refinancing costs(5)	70,730	—

EBITDA As Defined	$111,345	$90,361

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.
(5)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes of $40.7 million, the write off of debt issue costs and unamortized note premium and discount of $25.7 million, and settlement of the interest rate swap agreement and other expenses of $4.3 million.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	January 1, 2011	January 2, 2010
Net Cash Provided by Operating Activities	$62,148	$59,597
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	12,059	(27,448)
Interest expense, net (1)	30,472	26,637
Income tax provision - current	(5,868)	15,680
Non-cash equity compensation (2)	(1,858)	(1,628)
Excess tax benefit from exercise of stock options	4,163	11,231
Refinancing costs(3)	(70,730)	—

EBITDA	30,386	84,069
Adjustments:
Inventory purchase accounting adjustments(4)	2,732	2,254
Acquisition integration costs(5)	3,839	967
Acquisition transaction-related expenses(6)	1,801	1,450
Stock option expense(7)	1,857	1,621
Refinancing costs(3)	70,730	—

EBITDA As Defined	$111,345	$90,361

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock plans.
(3)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes of $40.7 million, the write off of debt issue costs and unamortized note premium and discount of $25.7 million, and settlement of the interest rate swap agreement and other expenses of $4.3 million.

(4)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(5)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(6)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(7)	Represents the compensation expense recognized by TD Group under our stock option plans.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2010. There has been no other significant changes to our critical accounting policies during the thirteen week period ended January 1, 2011.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended
	January 1, 2011	January 2, 2010
Net sales	100.0%	100.0%
Cost of sales	46.8	44.1

Gross profit	53.2	55.9
Selling and administrative expenses	12.9	12.2
Refinancing costs	29.5	—
Amortization of intangible assets	1.8	2.2

Income from operations	9.0	41.5
Interest expense - net	13.6	15.5
Income tax (benefit) provision	(1.5)	9.3

Net (loss) income	(3.1)%	16.7%

Changes in Results of Operations

Thirteen week period ended January 1, 2011 compared with the thirteen week period ended January 2, 2010.

•

Net Sales. Net sales increased by $55.7 million, or 30.3%, to $240.0 million for the quarter ended January 1, 2011, from $184.3 million for the comparable quarter last year. Sales of $36.3 million resulted from the acquisitions of Dukes Aerospace and Semco Instruments in fiscal 2010 and McKechnie Aerospace in fiscal 2011. Organic sales increased by $19.4 million or 10.6% from the prior year. The organic sales growth was primarily due to an increase of $3.8 million in commercial OEM sales, and an increase of $15.6 million in commercial aftermarket sales resulting primarily from higher volumes given an improving market demand for aftermarket products. Defense sales were essentially flat for the quarter ended January 1, 2011 compared to the quarter ended January 2, 2010.

•

Cost of Sales and Gross Profit. Cost of sales increased by $31.1 million, or 38.3%, to $112.3 million for the thirteen week period ended January 1, 2011 from $81.2 million for the comparable period last year. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the higher net sales discussed above.

Gross profit as a percentage of sales decreased to 53.2% for the thirteen week period ended January 1, 2011 from 55.9% for the thirteen week period ended January 2, 2010. The dollar amount of gross profit increased by $24.6 million, or 23.9%, to $127.7 million for the thirteen week period ended January 1, 2011 from $103.1 million for the thirteen week period ended January 2, 2010. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $36.3 million from the acquisitions indicated above contributed gross profit of approximately $11 million for the thirteen week period ended January 1, 2011, which includes the acquisition-related costs incurred in connection with those acquisitions. These acquisitions diluted gross profit as a percentage of sales for the thirteen week period ended January 1, 2011 by approximately four percentage points.

•	Organic sales growth and favorable product pricing on our proprietary products resulted in increased gross profit of approximately $14 million for the thirteen week period ended January 1, 2011.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $8.5 million to $31.0 million, or 12.9% of sales, for the quarter ended January 1, 2011 from $22.5 million, or 12.2% of sales, for the comparable quarter last year. The increase in selling and administrative expenses is primarily due to $3.5 million of acquisition-related expenses incurred (primarily severance and other corporate office expenses) related to the acquisition of McKechnie Aerospace; $1.8 million of transaction-related expenses incurred in connection with the acquisitions of Semco Instruments, McKechnie Aerospace and the Talley Actuation business (See Note 3 in Notes to Condensed Consolidated Financial Statements), which were $0.3 million higher than the amount incurred for the quarter ended January 2, 2010 in connection with the acquisition of Dukes Aerospace; and incremental selling and administrative expenses relating to recent acquisitions.

•

Amortization of Intangibles. Amortization of intangibles increased to $4.4 million for the quarter ended January 1, 2011 from $4.1 million for the comparable quarter last year. The net increase of $0.3 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by the order backlog becoming fully amortized in fiscal 2010 relating to prior acquisitions.

•

Refinancing Costs. Refinancing costs were recorded in December 2010 as a result of the refinancing of TransDigm’s entire debt structure. The charge of $70.7 million consisted of the premium of $40.7 million paid to redeem our 7 3/4% senior subordinated notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.3 million.

•

Interest Expense-net. Interest expense increased $4.1 million, or 14.2%, to $32.6 million for the quarter ended January 1, 2011 from $28.5 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010. The Company’s weighted average level of outstanding borrowings was approximately $2.15 billion for the quarter ended January 1, 2011 and approximately $1.78 billion for the quarter ended January 2, 2010. The average interest rate, calculated as annualized total interest expense divided by the weighted average level of outstanding borrowings, decreased to 6.1% for the quarter ended January 1, 2011 from 6.4% during the comparable quarter last year. The weighted average interest rate on total borrowings outstanding at January 1, 2011was approximately 6.4%.

•

Income Taxes. Income tax expense as a percentage of loss or income before income taxes was approximately 33.2% for the quarter ended January 1, 2011 compared to 35.8% for the quarter ended January 2, 2010. The lower effective tax rate for the thirteen week period ended January 1, 2011 was primarily due to the retroactive reinstatement of the research and development tax credit and the continued phase-in of the domestic manufacturing deduction.

•	Net Income. Net (loss) income decreased $38.1 million to a net loss of $7.3 million for the quarter ended January 1, 2011, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted (loss) earnings per share was ($0.19) for the quarter ended January 1, 2011 and $0.01 per share for the quarter ended January 2, 2010. Net loss for the quarter ended January 1, 2011 of $7.3 million was increased by an allocation of dividends to participating securities of $2.8 million resulting in net loss available to common shareholders of $10.2 million. Due to the special cash dividend declared and paid during the quarter ended January 2, 2010, the net income for the quarter of $30.8 million was reduced by an allocation of dividends to participating securities of $30.3 million resulting in a net income available to common shareholders of $0.5 million.

Backlog

As of January 1, 2011, the Company estimated its sales order backlog at $671 million compared to an estimated sales order backlog of $427 million as of January 2, 2010. This increase in backlog is primarily due to the purchase orders acquired in connection with the acquisitions of Semco Instruments, McKechnie Aerospace and Talley Actuation, discussed above, totaling approximately $207 million as of January 1, 2011. The majority of the purchase orders outstanding as of January 1, 2011 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of January 1, 2011 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture substantially all of our products in the United States, we manufacture some products through our wholly-owned subsidiaries located in Malaysia, Mexico, Belgium and the United Kingdom. We sell our products in the United States, as well as in foreign countries. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $62.1 million of cash from operating activities during the thirteen week period ended January 1, 2011 compared to $59.6 million during the thirteen week period ended January 2, 2010. The net increase of $2.5 million was due primarily to an increase in income from operations (excluding refinancing costs) and favorable working capital management, partially offset by higher interest payments in connection with the Company’s debt refinancing transactions during the thirteen week period ended January 1, 2011.

Investing Activities. Cash used in investing activities was $1,365.2 million during the thirteen week period ended January 1, 2011 consisting primarily of the acquisitions of McKechnie Aerospace and Talley Actuation and capital expenditures of $3.0 million. Cash used in investing activities was $99.2 million during the thirteen week period ended January 2, 2010 consisting primarily of the acquisition of Dukes Aerospace and capital expenditures of $3.5 million.

Financing Activities. Cash provided by financing activities during the thirteen week period ended January1, 2011 was $1,303.2 million, which comprised $1,505.0 million of net proceeds from our new senior secured credit facility, $1,583.2 million of net proceeds from the issuance of the 7 3/4% senior subordinated notes due 2018, $780.0 million repayment of previous senior secured credit facility, $1,009.3 million repurchase of the 7 3/4% senior subordinated notes due 2014, $2.8 million of dividends and dividend equivalent payments, and $7.1 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options. Cash provided by financing activities during the thirteen week period ended January 2, 2010 was $11.4 million, which comprised $404.5 million of net proceeds from the issuance of the 7 3/4% senior subordinated notes, $404.9 million of dividends and dividend equivalent payments, and $11.8 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options.

Description of New Senior Secured Credit Facility and Indenture

In December 2010,TransDigm entered into a new Senior Secured Credit Facility, which consists of a $1.55 billion term loan facility and a $245 million revolving credit facility (collectively, the “New Senior Secured Credit Facility”). The proceeds of the term loan were used to pay the purchase price of and related transaction expenses associated with the acquisition of McKechnie Aerospace and repay a portion of the amounts outstanding under the previous senior secured credit facility. The applicable interest rate on the term loan at January 1, 2011 was 5.0%. At January 1, 2011, the Company had $7.0 million letters of credit outstanding and $238.0 of borrowings available under the New Senior Secured Credit Facility.

Under the New Senior Secured Credit Facility the term loan facility matures in December 2016 and the revolving credit facility matures in December 2015. The term loan facility under the New Senior Secured Credit Facility requires quarterly principal payments beginning March 31, 2011.

The term loan under the New Senior Secured Credit Facility is subject to mandatory prepayments of principal based on a percentage of Excess Cash Flow (as defined in the agreement) if the Consolidated Leverage Ratio exceeds 4.50 to 1.00 for the Company’s fiscal year commencing with the fiscal year ending September 30, 2012. “Consolidated Leverage Ratio” means the ratio of consolidated total indebtedness to the aggregate amount of EBITDA As Defined, calculated on a pro forma basis. In addition, subject to certain exceptions (including, with respect to asset sales, reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and the issuance or incurrence of certain indebtedness.

Long-term financing arrangements also include $1.6 billion of aggregate principal amount of 7 3/4% senior subordinated notes (discussed further below). Such notes do not require principal payments prior to their maturity in December 2018.

New 7 3/4% Senior Subordinated Notes due 2018

In December 2010, TransDigm issued $1.6 billion in aggregate principal amount of its 7 3/4% Senior Subordinated Notes due 2018 (the “2018 Notes”) at an issue price of 100% of the principal amount. The 2018 Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the indenture governing the 2018 Notes (the “Indenture”). Interest under the 2018 Notes is payable semi-annually.

TransDigm utilized a portion of the proceeds from the 2018 Notes to purchase approximately $968.6 million aggregate principal amount of its 7 3/4% Senior Subordinated Notes due 2014 (the “2014 Notes”) representing all such 2014 Notes that were validly tendered and not validly withdrawn at or prior to the consent expiration deadline pursuant to TransDigm’s previously announced cash offers to purchase (“Tender Offers”) any and all of its outstanding 2014 Notes in December 2010. TransDigm also received consents from holders of the required majority of the principal amount of the 2014 Notes to, among other modifications, eliminate substantially all of the restrictive covenants and certain events of default in the indentures governing the 2014 Notes.

Remaining proceeds from the 2018 Notes were utilized to pay off the remaining outstanding balance under the previous senior secured credit facility and for general corporate purposes.

The Company recorded refinancing costs of $70.7 million during the thirteen week period ended January 1, 2011 representing one-time charges resulting from the refinancing of TransDigm’s entire debt structure. The charge consisted of the premium of $40.7 million paid to redeem our 2014 Notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.3 million.

On January 15, 2011, TransDigm redeemed all of the 2014 Notes that remained outstanding at January 1, 2011 in the aggregate principal amount of approximately $31.4 million. The Company recorded additional refinancing costs of approximately $1.2 million relating to the redemption.

Certain Restrictive Covenants in Our Debt Documents

Both the New Senior Secured Credit Facility and the Indenture contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the New Senior Secured Credit Facility or the Indenture. If any such default occurs, the lenders under the New Senior Secured Credit Facility and the holders of the 2018 Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the New Senior Secured Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the New Senior Secured Credit Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 2018 Notes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At January 1, 2011, we had borrowings under our New Senior Secured Credit Facility of $1.55 billion that were subject to interest rate risk. Borrowings under our New Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our New Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our New Senior Secured Credit Facility by approximately $15.5 million based on the amount of outstanding borrowings at January 1, 2011. The weighted average interest rate on the $1.55 billion of borrowings under our New Senior Secured Credit Facility on January 1, 2011 was 5.0%.

The fair value of the $1.55 billion aggregate principal amount of borrowings under our New Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $1.56 billion at January 1, 2011 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.60 billion aggregate principal amount of our 7 3/4% senior subordinated notes due 2018 is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1.66 billion at January 1, 2011 based upon quoted market rates.

ITEM 4.	CONTROLS AND PROCEDURES

As of January 1, 2011, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

On December 6, 2010, we acquired McKechnie Aerospace. McKechnie Aerospace operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate McKechnie Aerospace’s processes into our own systems and control environment. We currently expect to complete the incorporation of McKechnie Aerospace’s operations into our systems and control environment in fiscal 2011. There were no other changes to our internal controls over financial reporting during the quarter ended January  1, 2011, which could have a material effect on our financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. There have been no material changes to the risk factors set forth therein.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At January 1, 2011, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85. No repurchases were made under the program during the quarter ended January 1, 2011.

ITEM 6.	Exhibits

3.1	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.

3.2	Bylaws of McKechnie Aerospace Holdings, Inc.

3.3	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.

3.4	Bylaws of McKechnie Aerospace, DE, Inc.

3.5	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC).

3.6	Certificate of Amendment to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC), filed May 11, 2007.

3.7	Limited Liability Agreement of McKechnie Aerospace US LLC.

3.8	Certificate of Incorporation, filed December 11, 1998, of McKechnie US Holdings Inc. (now known as McKechnie Aerospace Investments, Inc.)

3.9	Certificate of Amendment to the Certificate of Incorporation of McKechnie Investments, Inc. (now known as McKechnie Aerospace Investments, Inc.), filed May 11, 2007.

3.10	Amended and Restated Bylaws of McKechnie Aerospace Investments, Inc.

3.11	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC.

3.12	Second Amended and Restated Limited Liability Agreement of Western Sky Industries, LLC.

3.13	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation).

3.14	Certificate of Amendment of Articles of Incorporation, filed June 9, 1960, of Hartwell Aviation Supply Company (now known as Hartwell Corporation).

3.15	Certificate of Amendment of Articles of Incorporation, filed October 23, 1987, of Hartwell Corporation.

3.16	Certificate of Amendment of Articles of Incorporation, filed April 9, 1997, of Hartwell Corporation.

3.17	Bylaws of Hartwell Corporation.

3.18	Certificate of Incorporation, filed September 28, 1995, of Valley-Todeco, Inc.

3.19	Bylaws of Valley-Todeco, Inc.

3.20	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.

3.21	Bylaws of Texas Rotronics, Inc.

4.1	Tenth Supplemental Indenture, dated as of December 6, 2010, to Indenture dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed December 9, 2010).

4.2	Eleventh Supplemental Indenture, dated as of December 14, 2010, to Indenture dated June 23, 2006, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7 3/4% Senior Subordinated Notes due 2014. (Incorporated by reference to Form 8-K filed December 15, 2010).

4.3	Third Supplemental Indenture, dated as of December 6, 2010, to Indenture dated October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed December 9, 2010).

4.4	Fourth Supplemental Indenture, dated as of December 14, 2010, to Indenture dated October 6, 2009, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7 3/4% Senior Subordinated Notes due 2014. (Incorporated by reference to Form 8-K filed December 15, 2010).

4.5	Indenture, dated as of December 14, 2010, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7 3/4% Senior Subordinated Notes due 2018. (Incorporated by reference to Form 8-K filed December 15, 2010).

4.6	Form of 7 3/4% Senior Subordinated Notes due 2018. (Included in exhibit 4.5 which is incorporated by reference to Form 8-K filed December 15, 2010).

4.7	Form of Notation of Guarantee. (Included in exhibit 4.5 which is incorporated by reference to Form 8-K filed December 15, 2010).

4.8

Registration Rights Agreement, dated as of December 14, 2010, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC as representative for the initial purchasers listed therein. (Incorporated by reference to Form 8-K filed December 15, 2010).

10.1	Credit Agreement, dated as of December 6, 2010, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, UBS Securities LLC, Morgan Stanley Senior Funding, Inc. and Barclays Capital, as Joint Bookrunners, UBS Securities LLC, as Syndication Agent, and Mizuho Corporate Bank, Ltd. and PNC Capital Markets LLC, as Co-Documentation Agents. (Incorporated by reference to Form 8-K filed December 9, 2010).

10.2	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG, as administrative agent and collateral agent. (Incorporated by reference to Form 8-K filed December 9, 2010).

10.3	Joinder Agreement, dated as of December 6, 2010, among McKechnie Aerospace Holdings, Inc., McKechnie Aerospace DE, Inc., McKechnie Aerospace US LLC, McKechnie Aerospace Investments, Inc., Valley-Todeco, Inc., Hartwell Corporation, Western Sky Industries, LLC,Texas Rotronics, Inc. and Credit Suisse AG, as agent. (Incorporated by reference to form 8-K filed December 9, 2010).

10.4	Form of Option Agreement under 2008 stock incentive program under TransDigm Group 2006 Stock Incentive Plan, incorporating amendments made in January 2011 (in the form of options granted in fiscal 2011)*

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Indicates management contract or compensatory plan contract or arrangement

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	February 8, 2011
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Executive Vice President, Chief	February 8, 2011
Gregory Rufus	Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JANUARY 1, 2011

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.

3.2	Bylaws of McKechnie Aerospace Holdings, Inc.

3.3	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.

3.4	Bylaws of McKechnie Aerospace, DE, Inc.

3.5	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC).

3.6	Certificate of Amendment to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC), filed May 11, 2007.

3.7	Limited Liability Agreement of McKechnie Aerospace US LLC.

3.8	Certificate of Incorporation, filed December 11, 1998, of McKechnie US Holdings Inc. (now known as McKechnie Aerospace Investments, Inc.)

3.9	Certificate of Amendment to the Certificate of Incorporation of McKechnie Investments, Inc. (now known as McKechnie Aerospace Investments, Inc.), filed May 11, 2007.

3.10	Amended and Restated Bylaws of McKechnie Aerospace Investments, Inc.

3.11	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC.

3.12	Second Amended and Restated Limited Liability Agreement of Western Sky Industries, LLC.

3.13	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation).

3.14	Certificate of Amendment of Articles of Incorporation, filed June 9, 1960, of Hartwell Aviation Supply Company (now known as Hartwell Corporation).

3.15	Certificate of Amendment of Articles of Incorporation, filed October 23, 1987, of Hartwell Corporation.

3.16	Certificate of Amendment of Articles of Incorporation, filed April 9, 1997, of Hartwell Corporation.

3.17	Bylaws of Hartwell Corporation.

3.18	Certificate of Incorporation, filed September 28, 1995, of Valley-Todeco, Inc.

3.19	Bylaws of Valley-Todeco, Inc.

3.20	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.

3.21	Bylaws of Texas Rotronics, Inc.

4.1	Tenth Supplemental Indenture, dated as of December 6, 2010, to Indenture dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed December 9, 2010).

4.2	Eleventh Supplemental Indenture, dated as of December 14, 2010, to Indenture dated June 23, 2006, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7 3/4% Senior Subordinated Notes due 2014. (Incorporated by reference to Form 8-K filed December 15, 2010).

4.3	Third Supplemental Indenture, dated as of December 6, 2010, to Indenture dated October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed December 9, 2010).

4.4	Fourth Supplemental Indenture, dated as of December 14, 2010, to Indenture dated October 6, 2009, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7 3/4% Senior Subordinated Notes due 2014. (Incorporated by reference to Form 8-K filed December 15, 2010).

4.5	Indenture, dated as of December 14, 2010, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7 3/4% Senior Subordinated Notes due 2018. (Incorporated by reference to Form 8-K filed December 15, 2010).

4.6	Form of 7 3/4% Senior Subordinated Notes due 2018. (Included in exhibit 4.5 which is incorporated by reference to Form 8-K filed December 15, 2010).

4.7	Form of Notation of Guarantee. (Included in exhibit 4.5 which is incorporated by reference to Form 8-K filed December 15, 2010).

4.8	Registration Rights Agreement, dated as of December 14, 2010, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC as representative for the initial purchasers listed therein. (Incorporated by reference to Form 8-K filed December 15, 2010).

10.1	Credit Agreement, dated as of December 6, 2010, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, UBS Securities LLC, Morgan Stanley Senior Funding, Inc. and Barclays Capital, as Joint Bookrunners, UBS Securities LLC, as Syndication Agent, and Mizuho Corporate Bank, Ltd. and PNC Capital Markets LLC, as Co-Documentation Agents. (Incorporated by reference to Form 8-K filed December 9, 2010).

10.2	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG, as administrative agent and collateral agent. (Incorporated by reference to Form 8-K filed December 9, 2010).

10.3	Joinder Agreement, dated as of December 6, 2010, among McKechnie Aerospace Holdings, Inc., McKechnie Aerospace DE, Inc., McKechnie Aerospace US LLC, McKechnie Aerospace Investments, Inc., Valley-Todeco, Inc., Hartwell Corporation, Western Sky Industries, LLC,Texas Rotronics, Inc. and Credit Suisse AG, as agent. (Incorporated by reference to form 8-K filed December 9, 2010).

10.4	Form of Option Agreement under 2008 stock incentive program under TransDigm Group 2006 Stock Incentive Plan, incorporating amendments made in January 2011 (in the form of options granted in fiscal 2011)*

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Indicates management contract or compensatory plan contract or arrangement