Form 10-Q
period 2011-04-02
TransDigm Group INC
filed 2011-05-11
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 2, 2011.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 49,980,782 as of April 29, 2011.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	April 2, 2011	September 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$505,337	$234,112
Trade accounts receivable - Net	162,389	134,461
Inventories	245,763	188,756
Deferred income taxes	44,754	15,200
Prepaid expenses and other	5,801	10,979

Total current assets	964,044	583,508

PROPERTY, PLANT AND EQUIPMENT - Net	135,885	99,613
GOODWILL	2,425,972	1,571,664
TRADEMARKS AND TRADE NAMES	325,056	187,556
OTHER INTANGIBLE ASSETS - Net	466,746	212,838
DEBT ISSUE COSTS - Net	63,873	18,649
OTHER	4,892	3,990

TOTAL ASSETS	$4,386,468	$2,677,818

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$15,500	$—
Accounts payable	55,732	44,226
Accrued liabilities	102,751	68,786
Income taxes payable	43,768	—

Total current liabilities	217,751	113,012

LONG-TERM DEBT	3,130,625	1,771,646
DEFERRED INCOME TAXES	319,237	168,588
OTHER NON-CURRENT LIABILITIES	51,829	31,593

Total liabilities	3,719,442	2,084,839

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 50,465,662 and 49,928,241 at April 2, 2011 and September 30, 2010, respectively	505	499
Additional paid-in capital	442,172	419,396
Retained earnings	240,585	192,126
Accumulated other comprehensive loss	(994)	(3,800)
Treasury stock, at cost- 494,100 shares at April 2, 2011 and September 30, 2010	(15,242)	(15,242)

Total stockholders’ equity	667,026	592,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,386,468	$2,677,818

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

APRIL 2, 2011 AND APRIL 3, 2010

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
NET SALES	$311,345	$206,077	$548,238	$390,355

COST OF SALES	152,789	90,874	262,081	172,093

GROSS PROFIT	158,556	115,203	286,157	218,262

SELLING AND ADMINISTRATIVE EXPENSES	33,790	23,594	64,472	46,060
AMORTIZATION OF INTANGIBLE ASSETS	11,562	3,550	15,856	7,690

INCOME FROM OPERATIONS	113,204	88,059	205,829	164,512

REFINANCING COSTS	1,649	—	72,379	—
INTEREST EXPENSE - Net	54,137	28,414	86,693	56,928

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,418	59,645	46,757	107,584

INCOME TAX PROVISION	20,745	21,600	17,060	38,780

INCOME FROM CONTINUING OPERATIONS	36,673	38,045	29,697	68,804

DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	(1,812)	—	(2,194)	—
Gain on sale of discontinued operations, net of tax	20,956	—	20,956	—

Income from discontinued operations	19,144	—	18,762	—

NET INCOME	$55,817	$38,045	$48,459	$68,804

NET INCOME APPLICABLE TO COMMON STOCK	$55,817	$38,045	$45,649	$38,491

Net earnings per share - see Note 5:
Net earnings per share from continuing operations - basic and diluted	$0.69	$0.72	$0.50	$0.73
Net earnings per share from discontinued operations - basic and diluted	0.36	—	0.36	—

Net earnings per share	$1.05	$0.72	$0.86	$0.73

Cash dividends paid per common share	$—	$—	$—	$7.65

Weighted-average shares outstanding:
Basic and diluted	53,333	52,922	53,333	52,923

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2011

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Number of Shares	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Income/(Loss)	Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2010	49,928,241	$499	$419,396	$192,126	$(3,800)	(494,100)	$(15,242)	$592,979
Compensation expense recognized for employee stock options	—	—	4,054	—	—	—	—	4,054
Excess tax benefits related to share- based payment arrangements	—	—	12,440	—	—	—	—	12,440
Common stock issued	752	—	60	—	—	—	—	60
Exercise of employee stock options	536,669	6	6,213	—	—	—	—	6,219
Restricted stock compensation	—	—	9	—	—	—	—	9
Comprehensive income:
Net income	—	—	—	48,459	—	—	—	48,459
Interest rate swap, net of tax	—	—	—	—	2,423	—	—	2,423
Other comprehensive income	—	—	—	—	383	—	—	383

Comprehensive income								51,265

BALANCE, APRIL 2, 2011	50,465,662	$505	$442,172	$240,585	$(994)	(494,100)	$(15,242)	$667,026

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	April 2, 2011	April 3, 2010
OPERATING ACTIVITIES:
Net income	$48,459	$68,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,881	7,259
Amortization of intangible assets	16,606	7,690
Amortization of debt issue costs	4,625	3,771
Refinancing costs	72,379	—
Gain on sale of discontinued operations	(80,446)	—
Non-cash equity compensation	4,063	3,284
Excess tax benefits related to share-based payment arrangements	(12,440)	(14,671)
Deferred income taxes	(10,682)	1,000
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	5,411	(666)
Inventories	1,267	5,204
Income taxes receivable/payable	60,249	10,015
Other assets	597	(1,261)
Accounts payable	(4,048)	(9,142)
Accrued and other liabilities	13,230	2,544

Net cash provided by operating activities	129,151	83,831

INVESTING ACTIVITIES:
Capital expenditures	(8,386)	(6,930)
Acquisition of businesses, net of cash acquired	(1,362,202)	(95,914)
Cash proceeds from sale of discontinued operations	240,000	—

Net cash used in investing activities	(1,130,588)	(102,844)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	12,440	14,671
Proceeds from exercise of stock options	6,219	1,932
Dividends paid	(2,810)	(404,868)
Proceeds from new senior secured credit facility - net	1,500,048	—
Repayment on new senior secured credit facility	(3,875)	—
Proceeds from senior subordinated notes due 2018 - net	1,582,534	—
Proceeds from senior subordinated notes due 2014 - net	—	404,460
Repurchase of senior subordinated notes due 2014	(1,041,894)	—
Repayment of existing senior secured credit facility	(780,000)	—

Net cash provided by financing activities	1,272,662	16,195

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	271,225	(2,818)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	234,112	190,167

CASH AND CASH EQUIVALENTS, END OF PERIOD	$505,337	$187,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$61,327	$44,810

Cash paid during the period for income taxes	$24,566	$28,045

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWENTY-SIX WEEK PERIODS ENDED APRIL 2, 2011 AND APRIL 3, 2010

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS

Description of the Business – TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc. (which includes the Adel Wiggins Group), along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries (collectively, with TD Group, the “Company” or “TransDigm”), offers a broad range of proprietary aerospace components. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc. TD Group’s common stock is listed on The New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”

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

Separate Financial Statements – Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 7 3/4% senior subordinated notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing domestic subsidiaries of TransDigm Inc. and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2010 included in TD Group’s Form 10-K dated November 15, 2010 and Form 10-K/A dated November 19, 2010. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2010 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year.

3.	ACQUISITIONS

McKechnie Aerospace Holdings, Inc. – On December 6, 2010, TransDigm Inc. completed the acquisition of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), for approximately $1.27 billion in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. McKechnie Aerospace, through its subsidiaries, is a leading global designer, producer and supplier of aerospace components, assemblies and subsystems for commercial aircraft, regional/business jets, military fixed wing and rotorcraft. These products fit well with TransDigm’s overall business direction.

The Company financed the McKechnie Aerospace acquisition, repaid borrowings under the previous senior secured credit facility and redeemed outstanding 7 3/4% Senior Subordinated Notes due 2014 through a combination of the offering of $1.60 billion of 7 3/4% Senior Subordinated Notes due 2018 and new term loan borrowings of $1.55 billion. See Note 9 to the Condensed Consolidated Financial Statements.

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. The condensed consolidated balance sheet at April 2, 2011 reflects the preliminary purchase price allocation for the business. The Company obtained a preliminary third-party valuation of certain tangible and intangible assets of McKechnie Aerospace; thus, the values attributed to the acquired assets in the consolidated financial statements are subject to adjustment. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill.

The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands).

Assets acquired:
Current assets, excluding cash acquired	$137,398
Property, plant and equipment	49,827
Intangible assets	433,000
Goodwill	879,819

Total assets acquired	$1,500,044

Liabilities assumed:
Current liabilities	$44,927
Deferred tax liabilities	159,408
Other noncurrent liabilities	30,351

Total liabilities assumed	$234,686

Net assets acquired	$1,265,358

The Company expects that the approximately $879.8 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The results of operations of McKechnie Aerospace are included in the Company’s consolidated financial statements from the date of the transaction. The Company recorded net sales of $99.1 million from the date of acquisition through April 2, 2011. Had the McKechnie acquisition and related financing transactions occurred at the beginning of the twenty-six week period ended April 3, 2010, unaudited pro forma consolidated results for the twenty-six week periods ended April 2, 2011 and April 3, 2010 would have been as follows (in thousands, except per share data):

	Twenty-Six Week Periods Ended
	April 2, 2011	April 3, 2010
Net sales	$619,777	$536,986

Net income (loss) applicable to common stock	$140,720	$(35,508)

Net income (loss) per share: basic and diluted	$2.64	$(0.67)

The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of McKechnie Aerospace and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of October 1, 2009. The pro forma results for the twenty-six week period ended April 3, 2010 reflect the business combination accounting effects from the acquisition including amortization charges from the acquired intangible assets, inventory purchase accounting adjustments charged to cost of sales as the inventory is sold, increase in interest expense associated with debt incurred to fund the acquisition, refinancing costs associated with the refinancing of the Company’s entire debt structure and acquisition-related transaction costs. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

Talley Actuation – On December 31, 2010, TransDigm Inc. completed the acquisition of the actuation business of Telair International Inc. (“Talley Actuation”), a wholly-owned subsidiary of Teleflex Incorporated, for approximately $94 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Talley Actuation manufactures proprietary, highly engineered electro-mechanical products and other components for commercial and military aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $65 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Semco Instruments – On September 3, 2010, TransDigm Inc. completed the acquisition of Semco Instruments, Inc. (“Semco Instruments”) for approximately $73.6 million in cash, which includes a purchase price adjustment of $3.0 million paid in the first quarter of fiscal 2011. Semco Instruments manufactures proprietary, highly engineered components for major turbo-prop, turbo-fan, and turbo-shaft engines, which are primarily used on helicopters, business jets and selected regional airplanes. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $42.3 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

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

The Company accounted for the acquisitions of McKechnie Aerospace, Talley Actuation, Semco Instruments and Dukes Aerospace (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company obtained a preliminary third-party valuation of certain tangible and intangible assets of McKechnie Aerospace and Talley Actuation; thus, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the twenty-six week periods ended April 2, 2011 and April 3, 2010, respectively, for the acquisitions of Talley Actuation, Semco Instruments and Dukes Aerospace, had they occurred at October 1, 2009, are not significant and, accordingly, are not provided.

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

4.	DISCONTINUED OPERATIONS

On March 9, 2011 the Company completed the divestiture of its fastener business for approximately $240.0 million in cash, subject to adjustments based on the level of working capital as of the closing date. This business, which was acquired as part of the McKechnie Aerospace acquisition, is made up of Valley-Todeco, Inc. and Linread Ltd. The business designs and manufactures fasteners, fastening systems and bearings for commercial, military and general aviation aircraft. The results of operations and gain on sale of the fastener business has been presented as discontinued operations in the condensed consolidated statements of income.

The following summarized operating results for the fastener business is reported as discontinued operations in the accompanying condensed consolidated statements of income for the thirteen and twenty-six week periods ended April 2, 2011 (in thousands).

	Thirteen Week Period Ended	Twenty-Six Week Period Ended
	April 2, 2011	April 2, 2011
Net sales	$10,275	$13,424

Loss from discontinued operations before income taxes	$(2,727)	$(3,074)
Income tax benefit	915	880

Loss from discontinued operations	(1,812)	(2,194)
Gain on sale of discontinued operations, net of tax of $59,490	20,956	20,956

Income from discontinued operations	$19,144	$18,762

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Numerator for earnings per share:
Net income from continuing operations	$36,673	$38,045	$29,697	$68,804
Less dividends paid on participating securities	—	—	(2,810)	(30,313)

	36,673	38,045	26,887	38,491
Net income from discontinued operations	19,144	—	18,762	—

Net income applicable to common stock - basic and diluted	$55,817	$38,045	$45,649	$38,491

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	49,815	49,074	49,656	49,028
Vested options deemed participating securities	3,518	3,848	3,677	3,895

Total shares for basic and diluted earnings per share	53,333	52,922	53,333	52,923

Net earnings per share from continuing operations - basic and diluted	$0.69	$0.72	$0.50	$0.73
Net earnings per share from discontinued operations - basic and diluted	0.36	—	0.36	—

Net earnings per share	$1.05	$0.72	$0.86	$0.73

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 6% of the inventory was valued under the LIFO method at April 2, 2011.

Inventories consist of the following (in thousands):

	April 2, 2011	September 30, 2010
Raw materials and purchased component parts	$143,817	$112,249
Work-in-progress	89,994	61,487
Finished goods	52,749	31,251

Total	286,560	204,987
Reserve for excess and obsolete inventory and LIFO	(40,797)	(16,231)

Inventories - net	$245,763	$188,756

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	April 2, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$508,847	$62,368	$446,479	$257,913	$52,781	$205,132
Order backlog	42,443	27,774	14,669	23,613	21,883	1,730
License agreement	9,373	4,070	5,303	9,373	3,804	5,569
Other	1,600	1,305	295	1,600	1,193	407

Total	$562,263	$95,517	$466,746	$292,499	$79,661	$212,838

Intangible assets acquired during the twenty-six week period ended April 2, 2011 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$944,429
Trademarks and trade names	150,000

	1,094,429

Intangible assets subject to amortization:
Technology	277,000	20 years
Order backlog	22,230	1 year

	299,230	18.6 years

Total	$1,393,659

The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended April 2, 2011 and April 3, 2010 was approximately $16.6 million and $7.7 million, respectively. Based on the current amount of intangible assets subject to amortization, future estimated amortization expense for fiscal 2011 and for each of the five succeeding years 2012 through 2016 is as follows (in thousands):

2011	$38,988
2012	29,775
2013	25,678
2014	25,678
2015	25,678
2016	25,678

The following is a summary of changes in the carrying value of goodwill from September 30, 2010 through April 2, 2011 (in thousands):

Balance, September 30, 2010	$1,571,664
Goodwill acquired during the year	944,429
Divestiture	(88,487)
Other	(1,634)

Balance, April 2, 2011	$2,425,972

8.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Twenty-Six Week Periods Ended
	April 2, 2011	April 3, 2010
Liability balance at beginning of period	$8,345	$9,419
Accruals for warranties issued	581	960
Warranty costs incurred	(1,393)	(1,894)
Acquisitions	91	386

Liability balance at end of period	$7,624	$8,871

9.	DEBT

Revolving Credit Facility and Term Loan – In December 2010, TD Group’s wholly owned subsidiary, TransDigm Inc., entered into a Senior Secured Credit Facility, which consisted of a $1.55 billion term loan facility and a $245 million revolving credit facility (collectively, the “Existing Senior Secured Credit Facility”). The proceeds of the term loan were used to pay the purchase price of and related transaction expenses associated with the acquisition of McKechnie Aerospace and repay a portion of the amounts outstanding under the previous senior secured credit facility.

On February 14, 2011, TransDigm Inc. entered into a new Senior Secured Credit Facility which provides for $1.55 billion term loan facility (the “New Senior Secured Credit Facility”), which was fully drawn on February 14, 2011. The New Senior Secured Credit Facility replaced the term loan under the Existing Senior Secured Credit Facility and modified certain terms of the original agreement including extending the maturity date of the term loan and modifying the interest rate provisions.

On March 25, 2011, TransDigm entered into Amendment No. 1 (the “Amendment”) to the Existing Senior Secured Credit Facility. The Amendment provides for a modification to certain terms of the permitted indebtedness covenant contained in the Existing Senior Secured Credit Facility to modify the requirements for incurring certain additional senior indebtedness.

Under the terms of the New Senior Secured Credit Facility, TransDigm is entitled on one or more occasions, subject to the satisfaction of certain conditions, to request additional term loans under the New Senior Secured Credit Facility in the aggregate principal amount of up to $500 million (less any increase in the commitments under the revolving credit facility and/or additional term loans under the term loan facility under the Existing Senior Secured Credit Facility) to the extent that existing or new lenders agree to provide such additional term loans.

At April 2, 2011, the Company had $7.0 million letters of credit outstanding and $238.0 million of borrowings available under the Existing Senior Secured Credit Facility, as amended.

Under the New Senior Secured Credit Facility, the term loan matures in February 2017. Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015. The term loan under the New Senior Secured Credit Facility requires quarterly principal payments that began on March 31, 2011.

The interest rates per annum applicable to the term loans under the New Senior Secured Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. At April 2, 2011, the applicable interest rate on the term loan was 4.0%.

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

The New Senior Secured Credit Facility contains certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm, incur or suffer to exist liens securing indebtedness, consolidate, merge or transfer all or substantially all of their assets, and engage in transactions with affiliates. At April 2, 2011, TransDigm was in compliance with all of the covenants contained in the New Senior Secured Credit Facility.

The term loan under the New Senior Secured Credit Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as therein defined), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ending September 30, 2012, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. In addition, if, prior to February 14, 2012, the principal amount of the term loans are (i) prepaid substantially concurrently with the incurrence by TD Group, TransDigm or any its subsidiaries of new bank loans that have an effective yield lower than the yield in effect on the term loans so prepaid or (ii) received by a lender due to a mandatory assignment following the failure of such lender to consent to an amendment of the New Senior Secured Credit Facility that has the effect of reducing the effective interest rate with respect to the term loans, such prepayment or receipt shall be accompanied by a premium of 1.0%.

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

During January 2011, TransDigm redeemed the remaining $31.4 million outstanding under the 2014 Notes.

The Company recorded refinancing costs of $1.6 million and $72.4, respectively, during the thirteen and twenty-six week periods ended April 2, 2011 representing charges resulting from the refinancing of TransDigm’s entire debt structure. The total charge for the twenty-six week period ended April 2, 2011 consisted of the premium of $42.4 million paid to redeem the 2014 Notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.3 million.

At April 2, 2011 and September 30, 2010, the Company had the following debt outstanding (in thousands):

	April 2, 2011	September 30, 2010
Term Loans	$1,546,125	$780,000
Senior Subordinated Notes due 2018	1,600,000	—
Senior Subordinated Notes due 2014	—	991,646

	3,146,125	1,771,646
Less current portion	(15,500)	—

Long-term debt	$3,130,625	$1,771,646

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

10.	ENVIRONMENTAL LIABILITIES

Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. At certain facilities acquired in connection with the acquisition of McKechnie Aerospace or third-party sites utilized by subsidiaries of McKechnie Aerospace, subsidiaries of the Company have been identified as potentially responsible parties under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws.

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

The Company’s consolidated balance sheet includes the following for environmental remediation obligations (in thousands):

April 2, 2011
Accrued liabilities	$1,600
Other non-current liabilities	18,688

Total	$20,288

11.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended April 2, 2011 and April 3, 2010, the effective income tax rate was 36.1% and 36.2%, respectively. During the twenty-six week periods ended April 2, 2011 and April 3, 2010, the effective income tax rate was 36.5% and 36.0%, respectively.

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

At April 2, 2011 and September 30, 2010, TD Group had $6.7 million and $1.8 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $6.1 million and $1.3 million on the effective tax rate at April 2, 2011 and September 30, 2010, respectively. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

12.	FAIR VALUE MEASUREMENTS

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		April 2, 2011		September 30, 2010
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$505,337	$505,337	$234,112	$234,112
Liabilities:

Interest rate swap (1)	2	—	—	3,865	3,865
Long-term debt:
New term loans	2	1,546,125	1,556,000	—	—
Previous term loans	2	—	—	780,000	762,000
7 3/4% Senior Subordinated Notes due 2014	2	—	—	991,646	1,010,000
7 3/4% Senior Subordinated Notes due 2018	2	1,600,000	1,716,000	—	—

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet at September 30, 2010.

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

Comprehensive income, which primarily includes adjustments for changes in the fair values of the interest rate swap agreements on a net of tax basis and foreign currency translation adjustments, was approximately $51.3 million and $69.8 million for the twenty six week periods ended April 2, 2011 and April 3, 2010, respectively.

14.	SUBSEQUENT EVENTS

On April 7, 2011 the Company completed the divestiture of Aero Quality Sales (“AQS”) for approximately $30 million in cash, subject to adjustments based on the level of working capital as of the closing date. AQS, which was acquired as part of the McKechnie Aerospace acquisition, is a distributor and service center of aircraft batteries and battery support equipment.

We have evaluated events subsequent to April 2, 2011, through the date the financial statements were issued, and determined that no events have occurred that require adjustment of or disclosure in the consolidated financial statements, other than as disclosed above.

15.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% senior subordinated notes due 2018 are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of April 2, 2011 and September 30, 2010 and its statements of income and cash flows for the twenty-six week periods ended April 2, 2011 and April 3, 2010 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries after December 14, 2010 and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 2, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,826	$476,247	$8,950	$8,314	$—	$505,337
Trade accounts receivable - Net	—	10,191	145,576	7,749	(1,127)	162,389
Inventories	—	22,647	216,489	7,692	(1,065)	245,763
Deferred income taxes	—	37,321	7,433	—	—	44,754
Prepaid expenses and other	—	1,487	4,057	257	—	5,801

Total current assets	11,826	547,893	382,505	24,012	(2,192)	964,044

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	655,200	3,490,515	1,342,867	(5,889)	(5,482,693)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,832	115,046	5,007	—	135,885
GOODWILL	—	84,775	2,306,825	34,372	—	2,425,972
TRADEMARKS AND TRADE NAMES	—	19,376	293,680	12,000	—	325,056
OTHER INTANGIBLE ASSETS - Net	—	9,083	441,890	15,773	—	466,746
DEBT ISSUE COSTS - Net	—	63,873	—	—	—	63,873
OTHER	—	2,351	2,539	2	—	4,892

TOTAL ASSETS	$667,026	$4,233,698	$4,885,352	$85,277	$(5,484,885)	$4,386,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$15,500	$—	$—	$—	$15,500
Accounts payable	—	8,327	43,805	4,727	(1,127)	55,732
Income Taxes Payable	—	40,499	3,156	113	—	43,768
Accrued liabilities	—	50,167	50,161	2,423	—	102,751

Total current liabilities	—	114,493	97,122	7,263	(1,127)	217,751

LONG-TERM DEBT	—	3,130,625	—	—	—	3,130,625
DEFERRED INCOME TAXES	—	198,896	120,341	—	—	319,237
OTHER NON-CURRENT LIABILITIES	—	16,482	35,347	—	—	51,829

Total liabilities	—	3,460,496	252,810	7,263	(1,127)	3,719,442

STOCKHOLDERS’ EQUITY	667,026	773,202	4,632,542	78,014	(5,483,758)	667,026

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$667,026	$4,233,698	$4,885,352	$85,277	$(5,484,885)	$4,386,468

TRANSDIGM GROUP, INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,884	$226,200	$3,028	$—	$234,112
Trade accounts receivable - Net	—	12,935	122,174	(648)	134,461
Inventories	—	19,694	169,296	(234)	188,756
Deferred income taxes	—	15,200	—	—	15,200
Prepaid expenses and other	—	7,837	3,142	—	10,979

Total current assets	4,884	281,866	297,640	(882)	583,508

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	588,095	2,293,001	907,547	(3,788,643)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,248	84,365	—	99,613
GOODWILL	—	68,593	1,503,071	—	1,571,664
TRADEMARKS AND TRADE NAMES	—	19,376	168,180	—	187,556
OTHER INTANGIBLE ASSETS - Net	—	9,387	203,451	—	212,838
DEBT ISSUE COSTS - Net	—	18,649	—	—	18,649
OTHER	—	2,350	1,640	—	3,990

TOTAL ASSETS	$592,979	$2,708,470	$3,165,894	$(3,789,525)	$2,677,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$9,767	$35,107	$(648)	$44,226
Accrued liabilities	—	32,639	36,147	—	68,786

Total current liabilities	—	42,406	71,254	(648)	113,012

LONG-TERM DEBT - Less current portion	—	1,771,646	—	—	1,771,646
DEFERRED INCOME TAXES	—	168,588	—	—	168,588
OTHER NON-CURRENT LIABILITIES	—	19,733	11,860	—	31,593

Total liabilities	—	2,002,373	83,114	(648)	2,084,839

STOCKHOLDERS’ EQUITY	592,979	706,097	3,082,780	(3,788,877)	592,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$592,979	$2,708,470	$3,165,894	$(3,789,525)	$2,677,818

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$37,365	$502,484	$11,376	$(2,987)	$548,238
COST OF SALES	—	21,965	233,122	9,149	(2,155)	262,081

GROSS PROFIT	—	15,400	269,362	2,227	(832)	286,157
SELLING AND ADMINISTRATIVE EXPENSES	—	18,622	44,818	1,032	—	64,472
AMORTIZATION OF INTANGIBLE ASSETS	—	312	14,925	619	—	15,856

INCOME (LOSS) FROM CONTINUING OPERATIONS	—	(3,534)	209,619	576	(832)	205,829
OTHER (INCOME) EXPENSES:
Refinancing costs	—	72,379	—	—	—	72,379
Interest expense - net	—	85,659	528	506	—	86,693
Equity in income of subsidiaries	(48,459)	(155,794)	—	—	204,253	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	48,459	(5,778)	209,091	70	(205,085)	46,757
INCOME TAX PROVISION (BENEFIT)	—	(54,237)	71,186	111	—	17,060

INCOME FROM CONTINUING OPERATIONS	48,459	48,459	137,905	(41)	(205,085)	29,697
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax	—	—	(1,672)	(522)	—	(2,194)
Gain on sale of discontinued operations, net of tax	—	—	8,251	12,705	—	20,956

Income from discontinued operations	—	—	6,579	12,183	—	18,762

NET INCOME	$48,459	$48,459	$144,484	$12,142	$(205,085)	$48,459

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 3, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$28,656	$363,442	$(1,743)	$390,355

COST OF SALES	—	16,983	156,136	(1,026)	172,093

GROSS PROFIT	—	11,673	207,306	(717)	218,262

SELLING AND ADMINISTRATIVE EXPENSES	—	14,606	32,152	(698)	46,060
AMORTIZATION OF INTANGIBLE ASSETS	—	312	7,378	—	7,690

INCOME (LOSS) FROM OPERATIONS	—	(3,245)	167,776	(19)	164,512

OTHER (INCOME) EXPENSES:
Interest expense - net	—	55,870	1,058	—	56,928
Equity in income of subsidiaries	(68,804)	(106,615)	—	175,419	—

INCOME BEFORE INCOME TAXES	68,804	47,500	166,718	(175,438)	107,584

INCOME TAX PROVISION (BENEFIT)	—	(21,304)	60,084	—	38,780

NET INCOME	$68,804	$68,804	$106,634	$(175,438)	$68,804

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,513	$(52,446)	$237,165	$(57,697)	$(384)	$129,151

INVESTING ACTIVITIES:
Capital expenditures	—	(1,619)	(1,270)	(5,497)	—	(8,386)
Acquisition of businesses, net of cash acquired	—	(1,362,202)	—	—	—	(1,362,202)
Cash proceeds from sale of business	—	240,000	—	—	—	240,000

Net cash used in investing activities	—	(1,123,821)	(1,270)	(5,497)	—	(1,130,588)

FINANCING ACTIVITIES:
Intercompany activities	(11,420)	169,501	(229,973)	71,508	384	—
Excess tax benefits related to share-based payment arrangements	12,440	—	—	—	—	12,440
Proceeds from exercise of stock options	6,219	—	—	—	—	6,219
Dividends paid	(2,810)	—	—	—	—	(2,810)
Proceeds from new senior secured credit facility - net	—	1,500,048	—	—	—	1,500,048
Repayment on new senior secured credit facility	—	(3,875)	—	—	—	(3,875)
Proceeds from 2018 senior subordinated notes - net	—	1,582,534	—	—	—	1,582,534
Repurchase of 2014 senior subordinated notes	—	(1,041,894)	—	—	—	(1,041,894)
Repayment of previous senior secured credit facility	—	(780,000)	—	—	—	(780,000)

Net cash provided by (used in) financing activities	4,429	1,426,314	(229,973)	71,508	384	1,272,662

INCREASE IN CASH AND CASH EQUIVALENTS	6,942	250,047	5,922	8,314	—	271,225

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,884	226,200	3,028	—	—	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,826	$476,247	$8,950	$8,314	$—	$505,337

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 3, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$895	$(25,532)	$108,468	$—	$83,831

INVESTING ACTIVITIES:
Capital expenditures	—	(1,063)	(5,867)	—	(6,930)
Acquisition of businesses, net of cash acquired	—	(95,914)	—	—	(95,914)

Net cash used in investing activities	—	(96,977)	(5,867)	—	(102,844)

FINANCING ACTIVITIES:
Intercompany activities	380,395	(273,420)	(106,975)	—	—
Excess tax benefits related to share-based payment arrangements	14,671	—	—	—	14,671
Proceeds from exercise of stock options	1,932	—	—	—	1,932
Dividends paid	(404,868)	—	—	—	(404,868)
Proceeds from 2014 senior subordinated notes - net	—	404,460	—	—	404,460

Net cash provided by (used in) financing activities	(7,870)	131,040	(106,975)	—	16,195

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,975)	8,531	(4,374)	—	(2,818)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,388	173,630	1,149	—	190,167

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,413	$182,161	$(3,225)	$—	$187,349

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

Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future terrorist attacks; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our substantial indebtedness; potential environmental liabilities; and other factors. Please refer to the other information included in this Quarterly Report on Form 10-Q and to the Annual Report on Form 10-K and Form 10-K/A for additional information regarding the foregoing factors that may affect our business.

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

For the second quarter of fiscal 2011, we generated net sales of $311.3 million and net income of $55.8 million. EBITDA As Defined was $146.7 million, or 47.1% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions and Divestiture

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

Fastener Business Divestiture

On March 9, 2011 the Company completed the divestiture of its fastener business for approximately $240.0 million in cash, subject to adjustments based on the level of working capital as of the closing date. This business, which was acquired as part of the McKechnie Aerospace acquisition, is made up of Valley-Todeco, Inc. and Linread Ltd. The business designs and manufactures fasteners, fastening systems and bearings for commercial, military and general aviation aircraft.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net Income	$55,817	$38,045	$48,459	$68,804
Less income from discontinued operations	19,144	—	18,762	—

Income from continuing operations	36,673	38,045	29,697	68,804
Adjustments:
Depreciation and amortization expense	16,789	7,333	25,418	14,949
Interest expense, net	54,137	28,414	86,693	56,928
Income tax provision	20,745	21,600	17,060	38,780

EBITDA, excluding discontinued operations	128,344	95,392	158,868	179,461
Adjustments:
Inventory purchase accounting adjustments (1)	12,110	840	14,339	3,094
Acquisition integration costs (2)	2,146	1,883	5,985	2,850
Acquisition transaction-related expenses (3)	293	24	2,094	1,474
Stock option expense(4)	2,197	1,649	4,054	3,270
Refinancing costs (5)	1,649	—	72,379	—

EBITDA As Defined	$146,739	$99,788	$257,719	$190,149

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.
(5)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Twenty-Six Week Periods Ended
	April 2, 2011	April 3, 2010
Net Cash Provided by Operating Activities	$129,151	$83,831
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(76,706)	(6,694)
Interest expense, net (1)	82,068	53,157
Income tax provision—current	86,352	37,780
Non-cash equity compensation (2)	(4,063)	(3,284)
Excess tax benefit from exercise of stock options	12,440	14,671
Refinancing costs (3)	(72,379)	—
Gain on sale of discontinued operations (4)	80,446	—

EBITDA	237,309	179,461
Adjustments:
Inventory purchase accounting adjustments (5)	17,356	3,094
Acquisition integration costs (6)	5,985	2,850
Acquisition transaction-related expenses(7)	2,094	1,474
Stock option expense (8)	4,054	3,270
Refinancing costs (3)	72,379	—
EBITDA from discontinued operations	(1,012)	—
Gain on sale of discontinued operations (4)	(80,446)	—

EBITDA As Defined	$257,719	$190,149

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock plans.
(3)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

(4)	Represents the gain on sale recognized relating to the divestiture of the fastener business.
(5)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(6)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(7)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(8)	Represents the compensation expense recognized by TD Group under our stock option plans.

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

Revenue Recognition and Related Allowances: Revenue is recognized from the sale of products when title and risk of loss passes to the customer, which is generally at the time of shipment. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. Collectability of amounts recorded as revenue is reasonably assured at the time of sale. Provisions for returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. We have a history of making reasonably dependable estimates of such allowances; however, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.

Management estimates the allowance for doubtful accounts based on the aging of the accounts receivable and customer creditworthiness. The allowance also incorporates a provision for the estimated impact of disputes with customers. Management’s estimate of the allowance amounts that are necessary includes amounts for specifically identified credit losses and a general amount for estimated credit losses based on historical information. The determination of the amount of the allowance for doubtful accounts is subject to significant levels of judgment and estimation by management. Depending on the resolution of potential credit and other collection issues, or if the financial condition of any of the Company’s customers were to deteriorate and their ability to make required payments were to become impaired, increases in these allowances may be required. Historically, changes in estimates in the allowance for doubtful accounts have not been significant.

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies throughout the Company’s operations, generally ranging from 90 days to six years. In addition, certain contracts with distributors contain right of return provisions. The Company accrues for estimated returns and warranty claims based on knowledge of product performance issues and based on excess inventories provided by its customers and industry sources. The Company also provides a general amount based on historical trends. To the extent total warranty claims differ from estimates, adjustments may be necessary. Historically, actual product returns and warranty claims have not differed materially from the estimates originally established.

Inventories: Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF, which determines the cost of inventories using the last-in, first-out (LIFO) method. Because the Company sells products that are installed on airframes that can be in-service for 30 or more years, it must keep a supply of such products on hand while the airframes are in use. Where management estimated that the current market value was below cost or determined that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value was made by recording a provision included in cost of sales. Although management believes that the Company’s estimates of excess and obsolete inventory are reasonable, actual results may differ materially from the estimates and additional provisions may be required in the future. In addition, in accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year. Historically, changes in estimates in the net realizable value of inventories have not been significant.

Intangible Assets: Mergers and acquisitions are accounted for using the acquisition method and have resulted in significant amounts of identifiable intangible assets and goodwill. Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition. We generally use third-party appraisals to assist us in determining the estimated fair value of the intangible assets.

Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Goodwill and identifiable intangible assets are recorded at their estimated fair value on the date of acquisition and are reviewed at least annually for impairment based on cash flow projections and fair value estimates.

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

At the time of goodwill impairment testing, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated estimated fair value is less than the current carrying value, impairment of goodwill of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing. The key assumptions used in the discounted cash flow valuation model for impairment testing includes discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.

Operational management, considering industry and company-specific historical and projected data, develops growth rates, sales projections and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate of all reporting units estimated fair value is reconciled to the total market capitalization of the Company.

The Company had 13 reporting units with goodwill as of the first day of the fourth quarter of fiscal 2010, the date of the last annual impairment test. The estimated fair values of each of the reporting units was substantially in excess of their respective carrying values (by more than 25 percent), and therefore no goodwill impairment was recorded. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, the reporting units would continue to have fair values in excess of their respective carrying values.

Management tests indefinite-lived intangible assets for impairment at the asset level, as determined by appropriate asset valuation at the time of acquisition. The impairment test for indefinite-lived intangible assets consists of a comparison between the estimated fair values and carrying values. If the carrying amounts of intangible assets that have indefinite useful lives exceed their estimated fair values, an impairment loss will be recognized in an amount equal to the difference. Management utilizes the royalty savings valuation method to determine the estimated fair value for each indefinite-lived intangible asset. In this method, management estimates the royalty savings arising from the ownership of the intangible asset. The key assumptions used in estimating the royalty savings for impairment testing include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates used are similar to the rates developed by the WACC methodology considering any differences in company-specific risk factors between reporting units and the indefinite-lived intangible assets. Royalty rates are established by management with the advice of valuation experts and periodically substantiated by valuation experts. Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections for each significant intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.

The discounted cash flow and royalty savings valuation methodologies require management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions. Management believes the assumptions used are reflective of what a market participant would have used in calculating fair value considering the current economic conditions.

Stock Options: The Company accounts for the cost of its stock options in accordance with GAAP, which requires the measurement of compensation expense under the stock option plan to be based on the estimated fair value of the awards under the plan on the grant dates and amortizes the expense over the options’ vesting periods. Compensation expense is recorded over the service period using the straight-line method for service-based awards and in the service period corresponding to the performance target for performance-based awards. The Company estimates the fair value of all share-based payments using the Black-Scholes-Merton option pricing model which requires management to make certain assumptions. Management continuously reviews the following assumptions: risk-free interest rates, expected life of options, expected volatility of stock and expected dividend yield of stock. An increase or decrease in the assumptions or economic events outside management’s control could have an impact on the Company’s results of operations.

Environmental Matters: The Company is involved with environmental investigation and remediation activities at some of its currently and formerly owned sites and at a number of third-party sites. The Company accrues for environmental-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated based on industry standards and professional judgment. All accrued amounts were recorded on an undiscounted basis. Environmental-related expenses include costs of investigation and remediation and fees paid to outside engineering, actuarial, consulting and law firms. Due to uncertainties surrounding environmental investigations and remediation activities, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued.

Income Taxes: The Company estimated income taxes in each jurisdiction in which it operated. This involved estimating taxable earnings, specific taxable and deductible items, the likelihood of generating sufficient future taxable income to utilize deferred tax assets and possible exposures related to future tax audits. To the extent these estimates change, adjustments to deferred and accrued income taxes will be made in the period in which the changes occur. Historically, such adjustments have not been significant.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	49.1	44.1	47.8	44.1

Gross profit	50.9	55.9	52.2	55.9

Selling and administrative expenses	10.9	11.4	11.8	11.8
Amortization of intangible assets	3.6	1.7	2.9	2.0

Income from operations	36.4	42.8	37.5	42.1

Refinancing costs	0.5	—	13.2	—
Interest expense—net	17.4	13.8	15.8	14.6
Income tax provision	6.7	10.5	3.1	9.9

Income from continuing operations	11.8	18.5	5.4	17.6

Income from discontinued operations	6.1	—	3.4	—

Net income	17.9%	18.5%	8.8%	17.6%

Changes in Results of Operations

Thirteen week period ended April 2, 2011 compared with the thirteen week period ended April 3, 2010.

•

Net Sales. Net sales increased by $105.2 million, or 51.1%, to $311.3 million for the quarter ended April 2, 2011, from $206.1 million for the comparable quarter last year. Sales of $81.2 million, or 39.4%, resulted from the acquisitions of Dukes Aerospace and Semco Instruments in fiscal 2010 and McKechnie Aerospace and Talley Actuation in fiscal 2011. Organic sales increased by $24.0 million or 11.7% from the prior year. The organic sales growth was primarily due to an increase of $5.7 million in commercial OEM sales, and an increase of $18.1 million in commercial aftermarket sales resulting primarily from higher volumes given an improving market demand for aftermarket products. Defense sales decreased slightly by $1.8 million for the quarter ended April 2, 2011 compared to the quarter ended April 3, 2010.

•

Cost of Sales and Gross Profit. Cost of sales increased by $61.9 million, or 68.1%, to $152.8 million for the quarter ended April 2, 2011 from $90.9 million for the comparable quarter last year. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the net sales from acquisitions and the organic sales growth discussed above along with an increase in inventory purchase accounting adjustments and acquisition integration costs.

Gross profit as a percentage of sales decreased to 50.9% for the thirteen week period ended April 2, 2011 from 55.9% for the thirteen week period ended April 3, 2010. The dollar amount of gross profit increased by $43.4 million, or 37.6%, to $158.6 million for the thirteen week period ended April 2, 2011 from $115.2 million for the thirteen week period ended April 3, 2010. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $81.2 million from the acquisitions indicated above contributed gross profit of approximately $23 million for the quarter ended April 2, 2011, which includes the acquisition-related costs (inventory purchase accounting adjustments and acquisition integration costs) incurred in connection with those acquisitions amounting to $14.0 million. These acquisitions diluted gross profit as a percentage of sales for the quarter ended April 2, 2011 by approximately 8 percentage points.

•

Organic sales growth described above, favorable product mix and favorable product pricing on our proprietary products resulted in increased gross profit of approximately $20 for the thirteen week period ended April 2, 2011.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $10.2 million to $33.8 million, or 10.9% of sales, for the quarter ended April 2, 2011 from $23.6 million, or 11.4% of sales, for the comparable quarter last year. The increase is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $8.2 million and higher general professional fees.

•

Amortization of Intangibles. Amortization of intangibles increased to $11.6 million for the quarter ended April 2, 2011 from $3.6 million for the comparable quarter last year. The net increase of $8.0 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•	Refinancing Costs. Refinancing costs of $1.6 million were recorded during the quarter ended April 2, 2011 as a result of the redemption of the remaining $31.4 million outstanding 2014 Notes.

•

Interest Expense-net. Interest expense increased $25.7 million, or 90.5%, to $54.1 million for the quarter ended April 2, 2011 from $28.4 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $3.15 billion for the quarter ended April 2, 2011 and approximately $1.78 billion for the quarter ended April 3, 2010. The increase in borrowings was due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 36.1% for the quarter ended April 2, 2011 compared to 36.2% for the quarter ended April 3, 2010.

•

Income from discontinued operations. Income from discontinued operations includes loss from discontinued operations through the date of sale and the after-tax gain on sale of $21.0 million recorded during the quarter ended April 2, 2011.

•

Net Income. Net income increased $17.8 million, or 46.7%, to $55.8 million for the quarter ended April 2, 2011 compared to net income of $38.0 million for the quarter ended April 3, 2010, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.05 for the quarter ended April 2, 2011 and $0.72 per share for the quarter ended April 3, 2010. The quarter ended April 2, 2011 comprises basic and diluted earnings per share from continuing operations of $0.69 and basic and diluted earnings per share from discontinued operations of $0.36.

Twenty-six week period ended April 2, 2011 compared with the twenty-six week period ended April 3, 2010.

•

Net Sales. Net sales increased by $157.8 million, or 40.4%, to $548.2 million for the twenty-six week period ended April 2, 2011, from $390.4 million for the comparable period last year. Sales of $114.3 million, or 29.3%, resulted from the acquisitions of Dukes Aerospace and Semco Instruments in fiscal 2010 and McKechnie Aerospace and Talley Actuation in fiscal 2011. Organic sales increased by $43.5 million or 11.1% from the prior year. The organic sales growth was primarily due to an increase of $9.5 million in commercial OEM sales, and an increase of $33.6 million in commercial aftermarket sales resulting primarily from higher volumes given an improving market demand for aftermarket products. Defense sales decreased slightly by $1.7 million for the twenty-six week period ended April 2, 2011 compared to the quarter ended April 3, 2010.

•

Cost of Sales and Gross Profit. Cost of sales increased by $90.0 million, or 52.3%, to $262.1 million for the twenty-six week period ended April 2, 2011 from $172.1 million for the comparable period last year. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the net sales from acquisitions and the organic sales growth discussed above along with an increase in inventory purchase accounting adjustments and acquisition integration costs.

Gross profit as a percentage of sales decreased to 52.2% for the twenty-six week period ended April 2, 2011 from 55.9% for the twenty-six week period ended April 3, 2010. The dollar amount of gross profit increased by $67.9 million, or 31.1%, to $286.2 million for the twenty-six week period ended April 2, 2011 from $218.3 million for the twenty-six week period ended April 3, 2010. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $114.3 million from the acquisitions indicated above contributed gross profit of approximately $34 million for the twenty-six week period ended April 2, 2011, which includes the acquisition-related costs (inventory purchase accounting adjustments and acquisition integration costs) incurred in connection with those acquisitions amounting to $16.5 million. These acquisitions diluted gross profit as a percentage of sales for the twenty-six week period ended April 2, 2011 by approximately 6 percentage points.

•

Organic sales growth described above, favorable product mix and favorable product pricing on our proprietary products resulted in increased gross profit of approximately $34 for the twenty-six week period ended April 2, 2011.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $18.4 million to $64.5 million, or 11.8% of sales, for the twenty-six week period ended April 2, 2011 from $46.1 million, or 11.8% of sales, for the comparable period last year. The increase is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $13.7 million and higher general professional fees.

•

Amortization of Intangibles. Amortization of intangibles increased to $15.9 million for the twenty-six week period ended April 2, 2011 from $7.7 million for the comparable period last year. The net increase of $8.2 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•

Refinancing Costs. Refinancing costs were recorded in December 2010 as a result of the refinancing of TransDigm’s entire debt structure. The charge of $72.4 million consisted of the premium of $42.4 million paid to redeem our 7 3/4% senior subordinated notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.3 million.

•

Interest Expense-net. Interest expense increased $29.8 million, or 52.3%, to $86.7 million for the twenty-six week period ended April 2, 2011 from $56.9 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $2.65 billion for the twenty-six week period ended April 2, 2011 and approximately $1.78 billion for the twenty-six week period ended April 3, 2010. The increase in borrowings was due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010. The weighted average interest rate on total borrowings outstanding at April 2, 2011 was approximately 5.9%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 36.5% for the twenty-six week period ended April 2, 2011 compared to 36.0% for the twenty-six week period ended April 3, 2010.

•

Income from discontinued operations. Income from discontinued operations includes loss from discontinued operations from the McKechnie Aerospace acquisition date through the date of sale of the fastener business and the after-tax gain on sale of $21.0 million recorded during the twenty-six week period ended April 2, 2011.

•

Net Income. Net income decreased $20.3 million, or 29.6%, to $48.5 million for the twenty-six week period ended April 2, 2011 compared to net income of $68.8 million for the twenty-six week period ended April 3, 2010, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $0.86 for the twenty-six week period ended April 2, 2011 and $0.73 per share for the twenty-six week period ended April 3, 2010. The twenty-six week period ended April 2, 2011 comprises basic and diluted earnings per share from continuing operations of $0.50 and basic and diluted earnings per share from discontinued operations of $0.36. Net income for the twenty-six week period ended April 2, 2011 of $48.5 million was decreased by an allocation of dividends to participating securities of $2.8 million resulting in net income available to shareholders of $45.6 million. Due to the special cash dividend declared and paid during the quarter ended January 2, 2010, the net income for the twenty-six week period ended April 3, 2010 of $68.8 million was reduced by an allocation of dividends to participating securities of $30.3 million resulting in net income applicable to common shareholders of $38.5 million.

Backlog

As of April 2, 2011, the Company estimated its sales order backlog at $670.0 million compared to an estimated sales order backlog of $429.5 million as of April 3, 2010. This increase in backlog is primarily due to the purchase orders acquired in connection with the acquisitions of Semco Instruments, McKechnie Aerospace and Talley Actuation, discussed above, totaling approximately $185.2 million as of April 2, 2011. The majority of the purchase orders outstanding as of April 2, 2011 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of April 2, 2011 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture substantially all of our products in the United States, we manufacture some products in Malaysia, Mexico and Belgium. We sell our products in the United States, as well as in foreign countries. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $129.2 million of cash from operating activities during the twenty-six week period ended April 2, 2011 compared to $83.8 million during the twenty-six week period ended April 3, 2010. The net increase of $45.4 million was due primarily due to an increase in income from operations and favorable working capital management during the twenty-six week period ended April 2, 2011.

Investing Activities. Cash used in investing activities was $1,130.6 million during the twenty-six week period ended April 2, 2011, consisting primarily of the acquisitions of McKechnie Aerospace and Talley Actuation and capital expenditures of $8.4 million offset by the cash proceeds on the sale of the fastener business of $240.0 million. Cash used in investing activities was $102.8 million during the twenty-six week period ended April 3, 2010 consisting primarily of the acquisition of Dukes Aerospace and capital expenditures of $6.9 million.

Financing Activities. Cash provided by financing activities during the twenty-six week period ended April 2, 2011 was $1,272.7 million, which comprised $1,260.6 million of net proceeds from the refinancing of our entire debt structure, $3.9 million repayment on our new senior secured credit facility, $2.8 million of dividends and dividend equivalent payments, and $18.7 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options. Cash provided by financing activities during the twenty-six week period ended April 3, 2010 was $16.2 million, which comprised $404.5 million of net proceeds from the issuance of the 7 3/4% senior subordinated notes, $404.9 million of dividends and dividend equivalent payments, and $16.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options.

Description of New Senior Secured Credit Facility and Indenture

In December 2010, TransDigm entered into a Senior Secured Credit Facility, which consisted of a $1.55 billion term loan facility and a $245 million revolving credit facility (collectively, the “Existing Senior Secured Credit Facility”). The proceeds of the term loan were used to pay the purchase price of and related transaction expenses associated with the acquisition of McKechnie Aerospace and repay a portion of the amounts outstanding under the previous senior secured credit facility.

On February 14, 2011, TransDigm Inc. entered into a new Senior Secured Credit Facility which provides for $1.55 billion term loan facility (the “New Senior Secured Credit Facility”), which was fully drawn on February 14, 2011. The New Senior Secured Credit Facility replaced the term loan under the Existing Senior Secured Credit Facility and modified certain terms of the original agreement including extending the maturity date of the term loan and modifying the interest rate provisions.

On March 25, 2011, TransDigm entered into Amendment No. 1 (the “Amendment”) to the Existing Senior Secured Credit Facility. The Amendment provides for a modification to certain terms of the permitted indebtedness covenant contained in the Existing Senior Secured Credit Facility to modify the requirements for incurring certain additional senior indebtedness.

The applicable interest rate on the term loan at April 2, 2011 was 4.0%. At April 2, 2011, the Company had $7.0 million letters of credit outstanding and $238.0 of borrowings available under the Existing Senior Secured Credit Facility.

Under the New Senior Secured Credit Facility, the term loan matures in February 2017. Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015. The term loan under the New Senior Secured Credit Facility requires quarterly principal payments that began on March 31, 2011.

The term loan under the New Senior Secured Credit Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as therein defined), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ending September 30, 2012, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. In addition, if, prior to February 14, 2012, the principal amount of the term loans are (i) prepaid substantially concurrently with the incurrence by TD Group, TransDigm or any its subsidiaries of new bank loans that have an effective yield lower than the yield in effect on the term loans so prepaid or (ii) received by a lender due to a mandatory assignment following the failure of such lender to consent to an amendment of the New Senior Secured Credit Facility that has the effect of reducing the effective interest rate with respect to the term loans, such prepayment or receipt shall be accompanied by a premium of 1.0%.

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

During January 2011, TransDigm redeemed the remaining $31.4 million outstanding under the 2014 Notes.

The Company recorded refinancing costs of $72.4 million during the twenty-six week period ended April 2, 2011 representing one-time charges resulting from the refinancing of TransDigm’s entire debt structure. The charge consisted of the premium of $42.4 million paid to redeem our 2014 Notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.3 million.

Certain Restrictive Covenants in Our Debt Documents

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At April 2, 2011, we had borrowings under our Senior Secured Credit Facility of $1.51 billion that were subject to interest rate risk. Borrowings under our Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our New Senior Secured Credit Facility by approximately $15.1 million based on the amount of outstanding borrowings at April 2, 2011. The weighted average interest rate on the $1.51 billion of borrowings under our Senior Secured Credit Facility on April 2, 2011 was 4.0%.

The fair value of the $1.51 billion aggregate principal amount of borrowings under our New Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $1.56 billion at April 2, 2011 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.60 billion aggregate principal amount of our 7 3/4% senior subordinated notes due 2018 is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1.72 billion at April 2, 2011 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of April 2, 2011, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

On December 6, 2010, we acquired McKechnie Aerospace. McKechnie Aerospace operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate McKechnie Aerospace’s processes into our own systems and control environment. We currently expect to complete the incorporation of McKechnie Aerospace’s operations into our systems and control environment in fiscal 2011. There were no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended April 2, 2011.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At January 1, 2011, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85. No repurchases were made under the program during the quarter ended April 2, 2011.

ITEM 6. Exhibits

2.1	Stock Purchase Agreement dated January 28, 2011 among TransDigm, Inc., McKechnie Aerospace (Europe) Ltd., McKechnie Aerospace Investments, Inc. and Alcoa Global Fasteners, Inc. (Incorporated by reference to Form 8-K filed February 1, 2011).

3.1	First Amendment to Amended and Restated Bylaws of TransDigm Group Incorporated dated April 28, 2011 (Incorporated by reference to Form 8-K filed May 3, 2011).

10.1	Third Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed January 19, 2011).*

10.2	Form of Amendment to Stock Option Notice and Stock Option Agreement (Incorporated by reference to Form 8-K filed January 18, 2011).*

10.3	Form of Stock Option Grant Notice and Stock Option Agreement (Incorporated by reference to Form 8-K filed March 7, 2011).*

10.4	Text of Option Amendments made in February 2011 (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.5	Text of Option Amendments made in April 2011 (Incorporated by reference to Form 8-K filed May 3, 2011).*

10.6	Credit Agreement, dated as of February 14, 2011, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, and Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Form 8-K filed February 17, 2011).

10.7	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG, as administrative agent and collateral agent (Incorporated by reference to Form 8-K filed February 17, 2011).

10.8

Amendment No. 1, dated as of March 25, 2011, to Credit Agreement, dated as of December 6, 2010,

among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, UBS Securities LLC, Morgan Stanley Senior Funding, Inc. and Barclays Capital, as Joint Bookrunners, UBS Securities LLC, as Syndication Agent, and Mizuho Corporate Bank, Ltd. and PNC Capital Markets LLC, as Co-Documentation Agents (Incorporated by reference to Form 8-K filed March 28, 2011).

10.9	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and W. Nicholas Howley (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.10	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Gregory Rufus (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.11	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Raymond Laubenthal (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.12	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Robert Henderson (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.13	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and James Riley (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.14	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.15	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Albert Rodriguez (Incorporated by reference to Form 8-K filed February 25, 2011).*

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL. * Indicates management contract or compensatory plan contract or arrangement

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and	May 11, 2011
W. Nicholas Howley	Chief Executive Officer
(Principal Executive Officer)

/s/ Gregory Rufus	Executive Vice President, Chief	May 11, 2011
Gregory Rufus	Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED APRIL 2, 2011

EXHIBIT NO.	DESCRIPTION

2.1	Stock Purchase Agreement dated January 28, 2011 among TransDigm, Inc., McKechnie Aerospace (Europe) Ltd., McKechnie Aerospace Investments, Inc. and Alcoa Global Fasteners, Inc. (Incorporated by reference to Form 8-K filed February 1, 2011).

3.1	First Amendment to Amended and Restated Bylaws of TransDigm Group Incorporated dated April 28, 2011 (Incorporated by reference to Form 8-K filed May 3, 2011).

10.1	Third Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan (Incorporated by reference to the Proxy Statement filed January 19, 2011).*

10.2	Form of Amendment to Stock Option Notice and Stock Option Agreement (Incorporated by reference to Form 8-K filed January 18, 2011).*

10.3	Form of Stock Option Grant Notice and Stock Option Agreement (Incorporated by reference to Form 8-K filed March 7, 2011).*

10.4	Text of Option Amendments made in February 2011 (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.5	Text of Option Amendments made in April 2011 (Incorporated by reference to Form 8-K filed May 3, 2011).*

10.6	Credit Agreement, dated as of February 14, 2011, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, and Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner (Incorporated by reference to Form 8-K filed February 17, 2011).

10.7	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG, as administrative agent and collateral agent (Incorporated by reference to Form 8-K filed February 17, 2011).

10.8

Amendment No. 1, dated as of March 25, 2011, to Credit Agreement, dated as of December 6, 2010,

among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, UBS Securities LLC, Morgan Stanley Senior Funding, Inc. and Barclays Capital, as Joint Bookrunners, UBS Securities LLC, as Syndication Agent, and Mizuho Corporate Bank, Ltd. and PNC Capital Markets LLC, as Co-Documentation Agents (Incorporated by reference to Form 8-K filed March 28, 2011).

10.9	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and W. Nicholas Howley (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.10	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Gregory Rufus (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.11	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Raymond Laubenthal (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.12	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Robert Henderson (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.13	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and James Riley (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.14	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen (Incorporated by reference to Form 8-K filed February 25, 2011).*

10.15	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Albert Rodriguez (Incorporated by reference to Form 8-K filed February 25, 2011).*

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL. * Indicates management contract or compensatory plan contract or arrangement