Form 10-Q
period 2011-07-02
TransDigm Group INC
filed 2011-08-10
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 2, 2011.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 50,149,059 as of July 29, 2011.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	July 2, 2011	September 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$549,251	$234,112
Trade accounts receivable - Net	164,582	134,461
Inventories	250,714	188,756
Deferred income taxes	26,342	15,200
Prepaid expenses and other	5,979	10,979

Total current assets	996,868	583,508

PROPERTY, PLANT AND EQUIPMENT - Net	134,604	99,613
GOODWILL	2,409,620	1,571,664
TRADEMARKS AND TRADE NAMES	320,706	187,556
OTHER INTANGIBLE ASSETS - Net	454,030	212,838
DEBT ISSUE COSTS - Net	61,485	18,649
OTHER	7,706	3,990

TOTAL ASSETS	$4,385,019	$2,677,818

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$15,500	$—
Accounts payable	53,041	44,226
Accrued liabilities	73,522	68,786
Income taxes payable	12,699	—

Total current liabilities	154,762	113,012

LONG-TERM DEBT	3,126,750	1,771,646
DEFERRED INCOME TAXES	319,867	168,588
OTHER NON-CURRENT LIABILITIES	48,317	31,593

Total liabilities	3,649,696	2,084,839

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 50,634,659 and 49,928,241 at July 2, 2011 and September 30, 2010, respectively	506	499
Additional paid-in capital	450,672	419,396
Retained earnings	296,865	192,126
Accumulated other comprehensive income (loss)	2,522	(3,800)
Treasury stock, at cost- 494,100 shares at July 2, 2011 and September 30, 2010	(15,242)	(15,242)

Total stockholders’ equity	735,323	592,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,385,019	$2,677,818

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JULY 2, 2011 AND JULY 3, 2010

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

NET SALES	$325,209	$214,182	$863,068	$604,537

COST OF SALES	142,060	91,749	394,899	263,842

GROSS PROFIT	183,149	122,433	468,169	340,695

SELLING AND ADMINISTRATIVE EXPENSES	31,549	23,344	95,240	69,404
AMORTIZATION OF INTANGIBLE ASSETS	12,445	3,812	28,184	11,502

INCOME FROM OPERATIONS	139,155	95,277	344,745	259,789

REFINANCING COSTS	38	—	72,417	—
INTEREST EXPENSE - Net	49,860	28,222	136,553	85,149

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	89,257	67,055	135,775	174,640

INCOME TAX PROVISION	30,889	23,050	47,863	61,830

INCOME FROM CONTINUING OPERATIONS	58,368	44,005	87,912	112,810

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(2,088)	—	16,827	—

NET INCOME	$56,280	$44,005	$104,739	$112,810

NET INCOME APPLICABLE TO COMMON STOCK	$56,280	$44,005	$101,928	$82,497

Net earnings per share - see Note 5:
Net earnings per share from continuing operations - basic and diluted	$1.10	$0.83	$1.60	$1.56
Net earnings (loss) per share from discontinued operations - basic and diluted	(0.04)	—	0.31	—

Net earnings per share	$1.06	$0.83	$1.91	$1.56

Cash dividends paid per common share	$—	$—	$—	$7.65

Weighted-average shares outstanding:
Basic and diluted	53,333	52,923	53,333	52,923

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2011

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number	Par	Paid-In	Retained	Comprehensive	Number
	of Shares	Value	Capital	Earnings	Income/(Loss)	of Shares	Value	Total

BALANCE, OCTOBER 1, 2010	49,928,241	$499	$419,396	$192,126	$(3,800)	(494,100)	$(15,242)	$592,979

Compensation expense recognized for employee stock options	—	—	6,831	—	—	—	—	6,831
Excess tax benefits related to share-based payment arrangements	—	—	16,632	—	—	—	—	16,632
Common stock issued	972	—	60	—	—	—	—	60
Exercise of employee stock options	705,446	7	7,738	—	—	—	—	7,745
Restricted stock compensation	—	—	15	—	—	—	—	15
Comprehensive income:
Net income	—	—	—	104,739	—	—	—	104,739
Interest rate swap, net of tax	—	—	—	—	4,123	—	—	4,123
Other comprehensive income	—	—	—	—	2,199	—	—	2,199

Comprehensive income								111,061

BALANCE, JULY 2, 2011	50,634,659	$506	$450,672	$296,865	$2,522	(494,100)	$(15,242)	$735,323

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	July 2, 2011	July 3, 2010
OPERATING ACTIVITIES:
Net income	$104,739	$112,810
Net income from discontinued operations	(16,827)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,675	11,032
Amortization of intangible assets	28,184	11,502
Amortization of debt issue costs	7,231	5,670
Refinancing costs	72,417	—
Non-cash equity compensation	6,853	5,037
Excess tax benefits related to share-based payment arrangements	(16,632)	(16,071)
Deferred income taxes	7,360	100
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(243)	(8,826)
Inventories	(7,558)	5,354
Income taxes receivable/payable	(33,230)	12,882
Other assets	(2,038)	948
Accounts payable	(3,313)	(7,888)
Accrued and other liabilities	(17,907)	22,713

Net cash provided by operating activities	143,711	155,263

INVESTING ACTIVITIES:
Capital expenditures	(12,221)	(9,871)
Acquisition of businesses, net of cash acquired	(1,361,999)	(95,914)
Cash proceeds from sales of discontinued operations	271,361	—

Net cash used in investing activities	(1,102,859)	(105,785)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	16,632	16,071
Proceeds from exercise of stock options	7,745	3,293
Dividends paid	(2,811)	(404,868)
Proceeds from new senior secured credit facility - net	1,500,048	—
Repayment on new senior secured credit facility	(7,750)	—
Proceeds from senior subordinated notes due 2018 - net	1,582,317	—
Proceeds from senior subordinated notes due 2014 - net	—	404,248
Repurchase of senior subordinated notes due 2014	(1,041,894)	—
Repayment of existing senior secured credit facility	(780,000)	—

Net cash provided by financing activities	1,274,287	18,744

NET INCREASE IN CASH AND CASH EQUIVALENTS	315,139	68,222
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	234,112	190,167

CASH AND CASH EQUIVALENTS, END OF PERIOD	$549,251	$258,389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$139,680	$51,785

Cash paid during the period for income taxes	$69,313	$49,123

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTY-NINE WEEK PERIODS ENDED JULY 2, 2011 AND JULY 3, 2010

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2010 included in TD Group’s Form 10-K dated November 15, 2010 and Form 10-K/A dated November 19, 2010. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2010 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year.

3.	ACQUISITIONS

McKechnie Aerospace Holdings, Inc. – On December 6, 2010, TransDigm Inc. completed the acquisition of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), for approximately $1.27 billion in cash, which includes a purchase price adjustment of $0.3 million paid in the third quarter of fiscal 2011. McKechnie Aerospace, through its subsidiaries, is a leading global designer, producer and supplier of aerospace components, assemblies and subsystems for commercial aircraft, regional/business jets, military fixed wing and rotorcraft. These products fit well with TransDigm’s overall business direction.

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

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. The condensed consolidated balance sheet at July 2, 2011 reflects the preliminary purchase price allocation for the business. The Company obtained a preliminary third-party valuation of certain tangible and intangible assets of McKechnie Aerospace; thus, the values attributed to the acquired assets in the consolidated financial statements are subject to adjustment. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill.

The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands).

Assets acquired:
Current assets, excluding cash acquired	$139,171
Property, plant and equipment	49,765
Intangible assets	433,000
Goodwill	877,292

Total assets acquired	$1,499,228

Liabilities assumed:
Current liabilities	$44,983
Deferred tax liabilities	159,408
Other noncurrent liabilities	29,145

Total liabilities assumed	$233,536

Net assets acquired	$1,265,692

The Company expects that the approximately $877.3 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The results of operations of McKechnie Aerospace are included in the Company’s consolidated financial statements from the date of the transaction. The Company recorded net sales of $142.1 million from the date of acquisition through July 2, 2011. Had the McKechnie acquisition and related financing transactions occurred at the beginning of the thirty-nine week period ended July 3, 2010, unaudited pro forma consolidated results for the thirty-nine week periods ended July 2, 2011 and July 3, 2010 would have been as follows (in thousands, except per share data):

	Thirty-Nine Week Periods Ended
	July 2, 2011	July 3, 2010

Net sales	$904,433	$755,800

Net income applicable to common stock from continuing operations	$149,596	$1,974

Net earnings per share from continuing operations:
Basic and diluted	$2.80	$0.04

The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of McKechnie Aerospace and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of October 1, 2009. The pro forma results for the thirty-nine week period ended July 3, 2010 reflect the business combination accounting effects from the acquisition including amortization charges from the acquired intangible assets, inventory purchase accounting adjustments charged to cost of sales as the inventory is sold, increase in interest expense associated with debt incurred to fund the acquisition, refinancing costs associated with the refinancing of the Company’s entire debt structure and acquisition-related transaction costs. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

Talley Actuation – On December 31, 2010, TransDigm Inc. completed the acquisition of the actuation business of Telair International Inc. (“Talley Actuation”), a wholly-owned subsidiary of Teleflex Incorporated, for approximately $93.6 million in cash, which includes a purchase price adjustment of $0.3 million received in the third quarter of fiscal 2011. Talley Actuation manufactures proprietary, highly engineered electro-mechanical products and other components for commercial and military aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $65.6 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Semco Instruments – On September 3, 2010, TransDigm Inc. completed the acquisition of Semco Instruments, Inc. (“Semco Instruments”) for approximately $73.6 million in cash, which includes a purchase price adjustment of $3.0 million paid in the first quarter of fiscal 2011. Semco Instruments manufactures proprietary, highly engineered components for major turbo-prop, turbo-fan, and turbo-shaft engines, which are primarily used on helicopters, business jets and selected regional airplanes. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $41.2 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Dukes Aerospace – On December 2, 2009, TransDigm Inc., through a newly formed, wholly owned subsidiary, Dukes Aerospace Inc., acquired substantially all of the aerospace related assets and certain liabilities from Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $95.5 million in cash, which includes a purchase price adjustment of $0.2 million received in the third quarter of fiscal 2011. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. The initial purchase price allocation included a fair value liability of $8.0 million recorded for the potential earn-out payments. During the third quarter of fiscal 2011, the Company reversed $3.0 million of the earn-out liability based on lower growth projections relative to the required growth targets for the last three years of the four-year earn-out arrangement. The reversal of earn-out liability is included in selling and administrative expenses in the condensed consolidated statements of income for the thirteen and thirty-nine week periods ended July 2, 2011. The Dukes Aerospace business supplies proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $63.8 million of goodwill recognized for the acquisition will be deductible for tax purposes.

The Company accounted for the acquisitions of McKechnie Aerospace, Talley Actuation, Semco Instruments and Dukes Aerospace (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company obtained a preliminary third-party valuation of certain tangible and intangible assets of McKechnie Aerospace and Talley Actuation; thus, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the thirty-nine week periods ended July 2, 2011 and July 3, 2010, respectively, for the acquisitions of Talley Actuation, Semco Instruments and Dukes Aerospace, had they occurred at October 1, 2009, are not significant and, accordingly, are not provided.

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

On March 9, 2011 the Company completed the divestiture of its fastener business for approximately $239.6 million in cash, subject to adjustments based on the level of working capital as of the closing date. The Company recorded a gain on sale of the fastener business of approximately $20.6 million, net of tax of $59.5 million. This business, which was acquired as part of the McKechnie Aerospace acquisition, is made up of Valley-Todeco, Inc. and Linread Ltd. The business designs and manufactures fasteners, fastening systems and bearings for commercial, military and general aviation aircraft.

On April 7, 2011 the Company completed the divestiture of Aero Quality Sales (“AQS”) for approximately $31.8 million in cash, which includes a $1.8 million working capital adjustment received in the third quarter of fiscal 2011. The Company recorded a loss on the sale of AQS of approximately $1.6 million, net of tax of $6.2 million. AQS, which was acquired as part of the McKechnie Aerospace acquisition, is a distributor and service center of aircraft batteries and battery support equipment. In addition, the after-tax gain on the sale of the fastener business was reduced by $0.4 million during the thirteen week period ended July 2, 2011.

The sales of the fastener business and AQS have been accounted for as discontinued operations and accordingly the condensed consolidated statements of income have classified the operating results to reflect discontinued operations presentation. The following is the summarized operating results for the fastener business and AQS for the thirteen and thirty-nine week periods ended July 2, 2011 (in thousands).

	Thirteen Week Period Ended	Thirty-Nine Week Period Ended
	July 2, 2011	July 2, 2011

Net sales	$255	$24,058

Loss from discontinued operations before income taxes	$(82)	$(2,917)

Income tax benefit	—	794

Loss from discontinued operations	(82)	(2,123)

Gain (loss) on sales of discontinued operations, net of tax	(2,006)	18,950

Income (loss) from discontinued operations	$(2,088)	$16,827

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Numerator for earnings per share:
Net income from continuing operations	$58,368	$44,005	$87,912	$112,810
Less dividends paid on participating securities	—	—	(2,811)	(30,313)

	58,368	44,005	85,101	82,497
Net income (loss) from discontinued operations	(2,088)	—	16,827	—

Net income applicable to common stock - basic and diluted	$56,280	$44,005	$101,928	$82,497

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	50,043	49,271	49,784	49,108
Vested options deemed participating securities	3,290	3,652	3,549	3,815

Total shares for basic and diluted earnings per share	53,333	52,923	53,333	52,923

Net earnings per share from continuing operations - basic and diluted	$1.10	$0.83	$1.60	$1.56

Net earnings (loss) per share from discontinued operations - basic and diluted	(0.04)	—	0.31	—

Net earnings per share	$1.06	$0.83	$1.91	$1.56

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 6% of the inventory was valued under the LIFO method at July 2, 2011.

Inventories consist of the following (in thousands):

	July 2, 2011	September 30, 2010
Raw materials and purchased component parts	$154,717	$112,249
Work-in-progress	86,150	61,487
Finished goods	46,553	31,251

Total	287,420	204,987
Reserve for excess and obsolete inventory and LIFO	(36,706)	(16,231)

Inventories - net	$250,714	$188,756

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	July 2, 2011			September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$508,838	$69,201	$439,637	$257,913	$52,781	$205,132
Order backlog	41,367	32,383	8,984	23,613	21,883	1,730
License agreement	9,373	4,203	5,170	9,373	3,804	5,569
Other	1,600	1,361	239	1,600	1,193	407

Total	$561,178	$107,148	$454,030	$292,499	$79,661	$212,838

Intangible assets acquired during the thirty-nine week period ended July 2, 2011 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$942,869
Trademarks and trade names	150,000

	1,092,869

Intangible assets subject to amortization:
Technology	277,000	20 years
Order backlog	21,554	1 year

	298,554	18.6 years

Total	$1,391,423

The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended July 2, 2011 and July 3, 2010 was approximately $28.2 million and $11.5 million, respectively. Based on the current amount of intangible assets subject to amortization, future estimated amortization expense for fiscal 2011 and for each of the five succeeding years 2012 through 2016 is as follows (in thousands):

2011	$38,988
2012	29,775
2013	25,678
2014	25,678
2015	25,678
2016	25,678

The following is a summary of changes in the carrying value of goodwill from September 30, 2010 through July 2, 2011 (in thousands):

Balance, September 30, 2010	$1,571,664
Goodwill acquired during the year	942,869
Divestitures	(103,880)
Other	(1,033)

Balance, July 2, 2011	$2,409,620

8.	PRODUCT WARRANTY

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold varies among the Company’s operations, ranging generally from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience.

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirty-Nine Week Periods Ended
	July 2, 2011	July 3, 2010

Liability balance at beginning of period	$8,345	$9,419
Accruals for warranties issued	1,708	787
Warranty costs incurred	(1,948)	(1,284)
Acquisitions	91	385

Liability balance at end of period	$8,196	$9,307

9.	DEBT

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

At July 2, 2011, the Company had $8.0 million letters of credit outstanding and $237.0 million of borrowings available under the Existing Senior Secured Credit Facility, as amended. Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015.

Under the New Senior Secured Credit Facility, the term loan matures in February 2017. The term loan under the New Senior Secured Credit Facility requires quarterly principal payments that began on March 31, 2011.

The interest rates per annum applicable to the term loans under the New Senior Secured Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. At July 2, 2011, the applicable interest rate on the term loan was 4.0%.

On June 27, 2011, the Company entered into three forward-starting interest rate swap agreements beginning December 31, 2012 to hedge the variable interest rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million through June 30, 2015. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.17% over the term of the interest rate swap agreements.

Under the terms of the New Senior Secured Credit Facility, the Company is required to pay the administrative agent certain fees. In addition, under the Existing Senior Secured Credit Facility, on the last day of each calendar quarter the Company is required to pay a commitment fee equal to the applicable rate per annum in effect from time to time of any unused commitments under the revolving credit line and certain other fees in respect of letters of credit that may be outstanding thereunder from time to time.

All of the indebtedness outstanding under the credit facilities is guaranteed by TD Group and all of TransDigm’s current and future domestic restricted subsidiaries (other than immaterial subsidiaries), and is secured by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests and certain other assets) of TransDigm and all of TransDigm’s existing and future domestic restricted subsidiaries (other than immaterial subsidiaries), and a first priority pledge of the capital stock of TransDigm and its domestic subsidiaries and 65% of the voting capital stock of certain of TransDigm’s foreign subsidiaries.

The credit facilities contain certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm, incur or suffer to exist liens securing indebtedness, consolidate, merge or transfer all or substantially all of their assets, and engage in transactions with affiliates. At July 2, 2011, TransDigm was in compliance with all of the covenants contained in the credit facilities.

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

TransDigm utilized a portion of the proceeds from the 2018 Notes to purchase its 7 3/4% Senior Subordinated Notes due 2014 (the “2014 Notes”).

The Company recorded refinancing costs of $72.4 million during the thirty-nine week period ended July 2, 2011 representing charges resulting from the refinancing of TransDigm’s entire debt structure. The charge for the thirty-nine week period ended July 2, 2011 consisted of the premium of $42.4 million paid to redeem the 2014 Notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.3 million.

At July 2, 2011 and September 30, 2010, the Company had the following debt outstanding (in thousands):

	July 2, 2011	September 30, 2010

Term Loans	$1,542,250	$780,000
Senior Subordinated Notes due 2018	1,600,000	—
Senior Subordinated Notes due 2014	—	991,646

	3,142,250	1,771,646
Less current portion	(15,500)	—

Long-term debt	$3,126,750	$1,771,646

Special Cash Dividend Payment – In October 2009, TransDigm made a special cash dividend to its stockholders of $7.65 per share and cash dividend equivalents payments (“Dividend Equivalent Payments”) to holders of options to purchase its common stock from the net proceeds of the $425 million Senior Subordinated Notes due 2014 issued in October 2009. After the payment of debt issue fees and expenses, the net proceeds amounted to approximately $404.5 million. The special cash dividend and Dividend Equivalent Payments of $404.9 million were paid in the first quarter of fiscal 2010 and Dividend Equivalent Payments of $2.8 million were paid in the first quarter of fiscal 2011. The $425 million of 2014 Notes were included in the tender offer made in conjunction with the 2018 Notes issuance.

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

The Company’s consolidated balance sheet includes the following for environmental remediation obligations (in thousands):

July 2, 2011

Accrued liabilities	$1,000
Other non-current liabilities	19,136

Total	$20,136

11.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended July 2, 2011 and July 3, 2010, the effective income tax rate was 34.6% and 34.4%, respectively. During the thirty-nine week periods ended July 2, 2011 and July 3, 2010, the effective income tax rate was 35.3% and 35.4%, respectively.

TD Group and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Malaysia, Mexico and the United Kingdom. The Company is no longer subject to U.S. federal examination for years before fiscal year 2009. In addition, the Company is subject to state and local income tax examinations for fiscal years 2006 through 2010.

At July 2, 2011 and September 30, 2010, TD Group had $6.8 million and $1.8 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $6.1 million and $1.3 million on the effective tax rate at July 2, 2011 and September 30, 2010, respectively. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		July 2, 2011		September 30, 2010
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$549,251	$549,251	$234,112	$234,112
Interest rate swaps (1)	2	2,700	2,700	—	—
Liabilities:
Interest rate swap (2)	2	—	—	3,865	3,865
Long-term debt:
New term loans	2	1,542,250	1,544,000	—	—
Previous term loans	2	—	—	780,000	762,000
7 3/4% Senior Subordinated Notes due 2014	2	—	—	991,646	1,010,000
7 3/4% Senior Subordinated Notes due 2018	2	1,600,000	1,684,000	—	—

(1)	Included in Other long term assets on the Condensed Consolidated Balance Sheet at July 2, 2011.
(2)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet at September 30, 2010.

Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s 2014 Notes and 2018 Notes were based upon quoted market prices.

13.	DERIVATIVES AND HEDGING ACTIVITIES

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

Interest rate swap agreements are used to manage interest rate risk associated with floating-rate borrowings under our New Senior Secured Credit Facility. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for a fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under GAAP. For these hedges, the effective portion of the gain or loss from the financial instruments is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affects earnings.

At July 2, 2011, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

At September 30, 2010, an agreement was in place to swap variable interest rates on the previous senior secured credit facility for a fixed interest rate on a notional amount of $300 million through March 23, 2011. This interest rate swap agreement effectively converted the variable rate interest on the notional amount of the previous senior secured credit facility to a fixed rate of 5.04% (3.04% plus the 2% margin percentage), over the term of the agreement. The interest rate swap agreement was terminated in December 2010 in conjunction with the repayment of the outstanding term loan balance under the previous senior secured credit facility.

14.	COMPREHENSIVE INCOME

Comprehensive income, which primarily includes adjustments for changes in the fair values of the interest rate swap agreements on a net of tax basis and foreign currency translation adjustments, was approximately $111.1 million and $114.9 million for the thirty-nine week periods ended July 2, 2011 and July 3, 2010, respectively

15.	SUBSEQUENT EVENT

On August 5, 2011, TransDigm entered into a definitive agreement to acquire Schneller Holdings LLC (“Schneller”) for approximately $288.5 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Schneller, headquartered in Kent, Ohio, designs and manufactures proprietary, highly engineered laminates, thermoplastics, and non-textile flooring for use primarily on side walls, lavatories, galleys, bulkheads and cabin floors for commercial aircraft. These products fit well with TransDigm’s overall business direction. The acquisition is subject to customary closing conditions including regulatory approvals.

We have evaluated events subsequent to July 2, 2011, through the date the financial statements were issued, and determined that no events have occurred that require adjustment of or disclosure in the consolidated financial statements, other than as disclosed above.

16.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% senior subordinated notes due 2018 (the 2018 Notes) are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of July 2, 2011 and September 30, 2010 and its statements of income and cash flows for the thirty-nine week periods ended July 2, 2011 and July 3, 2010 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries after December 14, 2010 and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 2, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,737	$532,075	$2,891	$8,548	$—	$549,251
Trade accounts receivable - Net	—	10,192	148,204	6,879	(693)	164,582
Inventories	—	25,500	216,577	9,016	(379)	250,714
Deferred income taxes	—	18,909	7,433	—	—	26,342
Prepaid expenses and other	—	2,436	3,158	385	—	5,979

Total current assets	5,737	589,112	378,263	24,828	(1,072)	996,868

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	729,586	3,460,392	1,464,223	(7,869)	(5,646,332)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,834	113,925	4,845	—	134,604
GOODWILL	—	84,775	2,289,663	35,182	—	2,409,620
TRADEMARKS AND TRADE NAMES	—	19,376	288,680	12,650	—	320,706
OTHER INTANGIBLE ASSETS - Net	—	8,923	429,880	15,227	—	454,030
DEBT ISSUE COSTS - Net	—	61,485	—	—	—	61,485
OTHER	—	5,051	2,653	2	—	7,706

TOTAL ASSETS	$735,323	$4,244,948	$4,967,287	$84,865	$(5,647,404)	$4,385,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$15,500	$—	$—	$—	$15,500
Accounts payable	—	9,046	39,997	4,691	(693)	53,041
Accrued liabilities	—	20,629	50,526	2,367	—	73,522
Income taxes payable	—	9,427	3,156	116	—	12,699

Total current liabilities	—	54,602	93,679	7,174	(693)	154,762

LONG-TERM DEBT	—	3,126,750	—	—	—	3,126,750
DEFERRED INCOME TAXES	—	199,526	120,341	—	—	319,867
OTHER NON-CURRENT LIABILITIES	—	16,482	31,835	—	—	48,317

Total liabilities	—	3,397,360	245,855	7,174	(693)	3,649,696

STOCKHOLDERS’ EQUITY	735,323	847,588	4,721,432	77,691	(5,646,711)	735,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$735,323	$4,244,948	$4,967,287	$84,865	$(5,647,404)	$4,385,019

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$58,384	$788,475	$20,182	$(3,973)	$863,068

COST OF SALES	—	33,638	349,671	15,418	(3,828)	394,899

GROSS PROFIT	—	24,746	438,804	4,764	(145)	468,169

SELLING AND ADMINISTRATIVE EXPENSES	—	29,874	63,350	2,016	—	95,240
AMORTIZATION OF INTANGIBLE ASSETS	—	468	26,550	1,166	—	28,184

INCOME (LOSS) FROM OPERATIONS	—	(5,596)	348,904	1,582	(145)	344,745

REFINANCING COSTS	—	72,417	—	—	—	72,417
INTEREST EXPENSE - Net	—	134,990	652	911	—	136,553
EQUITY IN INCOME OF SUBSIDIARIES	(104,739)	(245,601)	—	—	350,340	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	104,739	32,598	348,252	671	(350,485)	135,775

INCOME TAX PROVISION (BENEFIT)	—	(72,141)	118,386	1,618	—	47,863

INCOME (LOSS) FROM CONTINUING OPERATIONS	104,739	104,739	229,866	(947)	(350,485)	87,912

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	4,883	11,944	—	16,827

NET INCOME	$104,739	$104,739	$234,749	$10,997	$(350,485)	$104,739

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 3, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET SALES	$—	$45,135	$562,038	$(2,636)	$604,537

COST OF SALES	—	26,067	239,339	(1,564)	263,842

GROSS PROFIT	—	19,068	322,699	(1,072)	340,695

SELLING AND ADMINISTRATIVE EXPENSES	—	21,685	48,747	(1,028)	69,404
AMORTIZATION OF INTANGIBLE ASSETS	—	468	11,034	—	11,502

INCOME (LOSS) FROM OPERATIONS	—	(3,085)	262,918	(44)	259,789

INTEREST EXPENSE - Net	—	83,561	1,588	—	85,149
EQUITY IN INCOME OF SUBSIDIARIES	(112,810)	(168,704)	—	281,514	—

INCOME BEFORE INCOME TAXES	112,810	82,058	261,330	(281,558)	174,640

INCOME TAX PROVISION (BENEFIT)	—	(30,752)	92,582	—	61,830

NET INCOME	$112,810	$112,810	$168,748	$(281,558)	$112,810

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,123	$(169,472)	$302,645	$11,294	$(4,879)	$143,711

INVESTING ACTIVITIES:
Capital expenditures	—	(2,070)	(10,059)	(92)	—	(12,221)
Acquisition of businesses, net of cash acquired	—	(1,361,999)	—	—	—	(1,361,999)
Cash proceeds from sales of discontinued operations	—	271,361	—	—	—	271,361

Net cash used in investing activities	—	(1,092,708)	(10,059)	(92)	—	(1,102,859)

FINANCING ACTIVITIES:
Intercompany activities	(24,836)	315,334	(292,723)	(2,654)	4,879	—
Excess tax benefits related to share-based payment arrangements	16,632	—	—	—	—	16,632
Proceeds from exercise of stock options	7,745	—	—	—	—	7,745
Dividends paid	(2,811)	—	—	—	—	(2,811)
Proceeds from new senior secured credit facility - net	—	1,500,048	—	—	—	1,500,048
Repayment on new senior secured credit facility	—	(7,750)	—	—	—	(7,750)
Proceeds from 2018 senior subordinated notes - net	—	1,582,317	—	—	—	1,582,317
Repurchase of 2014 senior subordinated notes	—	(1,041,894)	—	—	—	(1,041,894)
Repayment of previous senior secured credit facility	—	(780,000)	—	—	—	(780,000)

Net cash provided by (used in) financing activities	(3,270)	1,568,055	(292,723)	(2,654)	4,879	1,274,287

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	853	305,875	(137)	8,548	—	315,139

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,884	226,200	3,028	—	—	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,737	$532,075	$2,891	$8,548	$—	$549,251

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 3, 2010

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,976	$(22,145)	$175,432	$—	$155,263

INVESTING ACTIVITIES:
Capital expenditures	—	(1,431)	(8,440)	—	(9,871)
Acquisition of businesses, net of cash acquired	—	(95,914)	—	—	(95,914)

Net cash used in investing activities	—	(97,345)	(8,440)	—	(105,785)

FINANCING ACTIVITIES:
Intercompany activities	371,710	(198,435)	(173,275)	—	—
Excess tax benefits related to share-based payment arrangements	16,071	—	—	—	16,071
Proceeds from exercise of stock options	3,293	—	—	—	3,293
Dividends paid	(404,868)	—	—	—	(404,868)
Proceeds from senior subordinated notes - net	—	404,248	—	—	404,248

Net cash provided by (used in) financing activities	(13,794)	205,813	(173,275)	—	18,744

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,818)	86,323	(6,283)	—	68,222

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,388	173,630	1,149	—	190,167

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,570	$259,953	$(5,134)	$—	$258,389

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

For the third quarter of fiscal 2011, we generated net sales of $325.2 million and net income of $56.3 million. EBITDA As Defined was $161.4 million, or 49.6% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions and Divestitures

Talley Actuation Acquisition

On December 31, 2010, TransDigm Inc. completed the acquisition of the actuation business of Telair International, Inc. (“Talley Actuation”), a wholly-owned subsidiary of Teleflex Incorporated, for approximately $93.6 million in cash, which includes a purchase price adjustment of $0.3 million received in the third quarter of fiscal 2011. Talley Actuation manufactures proprietary, highly engineered electro-mechanical products and other components for commercial and military aircraft. These products fit well with TransDigm’s overall business direction.

McKechnie Aerospace Holdings Acquisition

On December 6, 2010, TransDigm Inc. completed the acquisition of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), for approximately $1.27 billion in cash, which includes a purchase price adjustment of $0.3 million paid in the third quarter of fiscal 2011. McKechnie Aerospace is a leading global designer, producer and supplier of aerospace components, assemblies and subsystems for commercial aircraft, regional/business jets, military fixed wing and rotorcraft. These products fit well with TransDigm’s overall business direction.

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

Dukes Aerospace Acquisition

On December 2, 2009, TransDigm Inc. acquired substantially all the aerospace related assets and certain liabilities of Dukes, Inc. and GST Industries, Inc. (collectively, “Dukes Aerospace”) for approximately $95.5 million in cash, which includes a purchase price adjustment of $0.2 million received in the third quarter of fiscal 2011. The Dukes Aerospace business supplies proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction.

Aero Quality Sales Divestiture

On April 7, 2011 the Company completed the divestiture of Aero Quality Sales (“AQS”) for approximately $31.8 million in cash, which includes a $1.8 million working capital adjustment received in the third quarter of fiscal 2011. AQS, which was acquired as part of the McKechnie Aerospace acquisition, is a distributor and service center of aircraft batteries and battery support equipment.

Fastener Business Divestiture

On March 9, 2011 the Company completed the divestiture of its fastener business for approximately $239.6 million in cash, subject to adjustments based on the level of working capital as of the closing date. This business, which was acquired as part of the McKechnie Aerospace acquisition, is made up of Valley-Todeco, Inc. and Linread Ltd. The business designs and manufactures fasteners, fastening systems and bearings for commercial, military and general aviation aircraft.

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

Our management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because securities analysts, investors, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because our revolving credit facility under our Existing Senior Secured Credit Facility requires compliance, on a pro forma basis, with a financial covenant that measures the ratio of the amount of our secured indebtedness to the amount of our Consolidated EBITDA defined in the same manner as we define EBITDA As Defined herein. This financial covenant is a material term of our Existing Senior Secured Credit Facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility (and such an event of default could, in turn, result in an event of default under the Indenture governing our 7 3/4% senior subordinated notes and our New Senior Secured Credit Facility).

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net Income	$56,280	$44,005	$104,739	$112,810
Less income (loss) from discontinued operations	(2,088)	—	16,827	—

Income from continuing operations	58,368	44,005	87,912	112,810
Adjustments:
Depreciation and amortization expense	17,559	7,585	42,859	22,534
Interest expense, net	49,860	28,222	136,553	85,149
Income tax provision	30,889	23,050	47,863	61,830

EBITDA, excluding discontinued operations	156,676	102,862	315,187	282,323
Adjustments:
Inventory purchase accounting adjustments (1)	2,468	840	16,069	3,934
Acquisition integration costs (2)	2,233	362	8,218	3,212
Acquisition transaction-related expenses (3)	162	—	2,256	1,474
Stock option expense(4)	2,778	1,756	6,832	5,026
Acquisition earn-out adjustment(5)	(3,000)	—	(3,000)	—
Refinancing costs (6)	38	—	72,417	—

EBITDA As Defined	$161,355	$105,820	$417,979	$295,969

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.
(5)	Represents the reversal of a portion of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets for the last three years of the four-year earn-out arrangement.
(6)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirty-Nine Week Periods Ended
	July 2, 2011	July 3, 2010

Net Cash Provided by Operating Activities	$143,711	$155,263
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(2,313)	(25,183)
Interest expense, net (1)	129,322	79,479
Income tax provision - current	105,382	61,730
Non-cash equity compensation (2)	(6,853)	(5,037)
Excess tax benefit from exercise of stock options	16,632	16,071
Refinancing costs (3)	(72,417)	—

EBITDA	313,464	282,323
Adjustments:
Inventory purchase accounting adjustments (5)	19,824	3,934
Acquisition integration costs (6)	8,218	3,212
Acquisition transaction-related expenses (7)	2,256	1,474
Stock option expense (8)	6,832	5,026
Acquisition earn-out adjustment (9)	(3,000)	—
Refinancing costs (3)	72,417	—
EBITDA from discontinued operations	(2,032)	—

EBITDA As Defined	$417,979	$295,969

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock plans.
(3)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

(4)	Represents the gain on sale recognized relating to the divestiture of the fastener business.
(5)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(6)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(7)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(8)	Represents the compensation expense recognized by TD Group under our stock option plans.
(9)	Represents the reversal of a portion of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets for the last three years of the four-year earn-out arrangement.

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

Environmental Matters: The Company is involved with environmental investigation and remediation activities at some of its currently and formerly owned sites and at third-party sites. The Company accrues for environmental-related activities for which commitments or clean-up plans have been developed and for which costs can be reasonably estimated based on industry standards and professional judgment. All accrued amounts were recorded on an undiscounted basis. Environmental-related expenses include costs of investigation and remediation and fees paid to outside engineering, actuarial, consulting and law firms. Due to uncertainties surrounding environmental investigations and remediation activities, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company as a percentage of net sales:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	43.7	42.8	45.8	43.6

Gross profit	56.3	57.2	54.2	56.4

Selling and administrative expenses	9.7	10.9	11.0	11.5
Amortization of intangible assets	3.8	1.8	3.3	1.9

Income from operations	42.8	44.5	39.9	43.0

Refinancing costs	—	—	8.4	—
Interest expense - net	15.4	13.2	15.8	14.1
Income tax provision	9.5	10.8	5.5	10.2

Income from continuing operations	17.9	20.5	10.2	18.7

Income (loss) from discontinued operations, net of tax	(0.6)	—	1.9	—

Net income	17.3%	20.5%	12.1%	18.7%

Changes in Results of Operations

Thirteen week period ended July 2, 2011 compared with the thirteen week period ended July 3, 2010.

•

Net Sales. Net sales increased by $111.0 million, or 51.8%, to $325.2 million for the quarter ended July 2, 2011, from $214.2 million for the comparable quarter last year. Sales of $82.8 million, or 38.7%, resulted from the acquisitions of Semco Instruments in fiscal 2010 and McKechnie Aerospace and Talley Actuation in fiscal 2011. Organic sales increased by $28.2 million or 13.2% from the prior year. The organic sales growth was primarily due to an increase of $6.0 million, or a 12.3% increase in commercial OEM sales, and an increase of $21.3 million, or a 24.8% increase in commercial aftermarket sales, resulting primarily from improving market demand for commercial aftermarket products. Defense sales decreased slightly by $0.6 million for the quarter ended July 2, 2011 compared to the quarter ended July 3, 2010.

•

Cost of Sales and Gross Profit. Cost of sales increased by $50.3 million, or 54.8%, to $142.1 million for the quarter ended July 2, 2011 from $91.7 million for the comparable quarter last year. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the net sales from acquisitions and the organic sales growth discussed above along with an increase in inventory purchase accounting adjustments and acquisition integration costs.

Gross profit as a percentage of sales decreased to 56.3% for the thirteen week period ended July 2, 2011 from 57.2% for the thirteen week period ended July 3, 2010. The dollar amount of gross profit increased by $60.7 million, or 49.6%, to $183.1 million for the thirteen week period ended July 2, 2011 from $122.4 million for the thirteen week period ended July 3, 2010. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $82.8 million from the acquisitions indicated above contributed gross profit of approximately $38 million for the quarter ended July 2, 2011, which includes the acquisition-related costs (inventory purchase accounting adjustments and acquisition integration costs) incurred in connection with those acquisitions amounting to $4.4 million. These acquisitions diluted gross profit as a percentage of sales for the quarter ended July 2, 2011 by approximately 4 percentage points.

•

Organic sales growth described above, favorable product mix and favorable product pricing on our proprietary products resulted in increased gross profit of approximately $23 million for the thirteen week period ended July 2, 2011.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $8.2 million to $31.5 million, or 9.7% of sales, for the quarter ended July 2, 2011 from $23.3 million, or 10.9% of sales, for the comparable quarter last year. The increase is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $7 million and higher general professional fees offset by the $3.0 million reversal of a portion of the Dukes Aerospace earn-out liability based on lower growth projections relative to the required growth targets for the last three years of the four-year earn-out arrangement.

•

Amortization of Intangibles. Amortization of intangibles increased to $12.4 million for the quarter ended July 2, 2011 from $3.8 million for the comparable quarter last year. The net increase of $8.6 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•

Interest Expense-net. Interest expense increased $21.7 million, or 76.8%, to $49.9 million for the quarter ended July 2, 2011 from $28.2 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $3.15 billion for the quarter ended July 2, 2011 and approximately $1.78 billion for the quarter ended July 3, 2010. The increase in borrowings was due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010.

•	Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 34.6% for the quarter ended July 2, 2011 compared to 34.4% for the quarter ended July 3, 2010.

•

Income (Loss) from Discontinued Operations. Loss from discontinued operations includes the after-tax loss on sale of AQS of $1.6 million and an adjustment to reduce the after-tax gain on the sale of the fastener business by $0.4 million during the quarter ended July 2, 2011.

•

Net Income. Net income increased $12.3 million, or 27.9%, to $56.3 million for the quarter ended July 2, 2011 compared to net income of $44.0 million for the quarter ended July 3, 2010, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.06 for the quarter ended July 2, 2011 and $0.83 per share for the quarter ended July 3, 2010. The quarter ended July 2, 2011 comprises basic and diluted earnings per share from continuing operations of $1.10 and basic and diluted loss per share from discontinued operations of $0.04.

Thirty-nine week period ended July 2, 2011 compared with the thirty-nine week period ended July 3, 2010.

•

Net Sales. Net sales increased by $258.5 million, or 42.8%, to $863.1 million for the thirty-nine week period ended July 2, 2011, from $604.5 million for the comparable period last year. Sales of $187.0 million, or 30.9%, resulted from the acquisitions of Dukes Aerospace and Semco Instruments in fiscal 2010 and McKechnie Aerospace and Talley Actuation in fiscal 2011. Organic sales increased by $71.6 million or 11.8% from the prior year. The organic sales growth was primarily due to an increase of $15.4 million, or a 11.4% increase in commercial OEM sales, and an increase of $54.9 million, or a 22.7% increase in commercial aftermarket sales, resulting primarily from improving market demand for commercial aftermarket products. Defense sales decreased by $2.3 million for the thirty-nine week period ended July 2, 2011 compared to the thirty-nine week period ended July 3, 2010.

•

Cost of Sales and Gross Profit. Cost of sales increased by $131.1 million, or 49.7%, to $394.9 million for the thirty-nine week period ended July 2, 2011 from $263.8 million for the comparable period last year. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the net sales from acquisitions and the organic sales growth discussed above along with an increase in inventory purchase accounting adjustments and acquisition integration costs.

Gross profit as a percentage of sales decreased to 54.2% for the thirty-nine week period ended July 2, 2011 from 56.4% for the thirty-nine week period ended July 3, 2010. The dollar amount of gross profit increased by $127.5 million, or 37.4%, to $468.2 million for the thirty-nine week period ended July 2, 2011 from $340.7 million for the thirty-nine week period ended July 3, 2010. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $187.0 million from the acquisitions indicated above contributed gross profit of approximately $69 million for the thirty-nine week period ended July 2, 2011, which includes the acquisition-related costs (inventory purchase accounting adjustments and acquisition integration costs) incurred in connection with those acquisitions amounting to $20.1 million. These acquisitions diluted gross profit as a percentage of sales for the thirty-nine week period ended July 2, 2011 by approximately 5 percentage points.

•

Organic sales growth described above, favorable product mix and favorable product pricing on our proprietary products resulted in increased gross profit of approximately $59 million for the thirty-nine week period ended July 2, 2011.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $25.8 million to $95.2 million, or 11.0% of sales, for the thirty-nine week period ended July 2, 2011 from $69.4 million, or 11.5% of sales, for the comparable period last year. The increase is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $21 million and higher general professional fees offset by the $3.0 million reversal of a portion of the Dukes Aerospace earn-out liability based on lower growth projections relative to the required growth targets for the last three years of the four-year earn-out arrangement.

•

Amortization of Intangibles. Amortization of intangibles increased to $28.2 million for the thirty-nine week period ended July 2, 2011 from $11.5 million for the comparable period last year. The net increase of $16.7 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•

Refinancing Costs. Refinancing costs were recorded as a result of the refinancing of TransDigm’s entire debt structure in December 2010. The charge of $72.4 million consisted of the premium of $42.4 million paid to redeem our 7 3/4% senior subordinated notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.3 million.

•

Interest Expense-net. Interest expense increased $51.4 million, or 60.4%, to $136.6 million for the thirty-nine week period ended July 2, 2011 from $85.2 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $2.82 billion for the thirty-nine week period ended July 2, 2011 and approximately $1.78 billion for the thirty-nine week period ended July 3, 2010. The increase in borrowings was due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010. The weighted average interest rate on total borrowings outstanding at July 2, 2011 was approximately 5.9%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 35.3% for the thirty-nine week period ended July 2, 2011 compared to 35.4% for the thirty-nine week period ended July 3, 2010.

•

Income (Loss) from Discontinued Operations. Income from discontinued operations includes results of operations through the dates of sale of the fastener business and AQS and the after-tax net gain on sales of $19.0 million recorded during the thirty-nine week period ended July 2, 2011.

•

Net Income. Net income decreased $8.1 million, or 7.2%, to $104.7 million for the thirty-nine week period ended July 2, 2011 compared to net income of $112.8 million for the thirty-nine week period ended July 3, 2010, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.91 for the thirty-nine week period ended July 2, 2011 and $1.56 per share for the thirty-nine week period ended July 3, 2010. The thirty-nine week period ended July 2, 2011 comprises basic and diluted earnings per share from continuing operations of $1.60 and basic and diluted earnings per share from discontinued operations of $0.31. Net income for the thirty-nine week period ended July 2, 2011 of $104.7 million was decreased by an allocation of dividends to participating securities of $2.8 million resulting in net income available to shareholders of $101.9 million. Due to the special cash dividend declared and paid during the quarter ended January 2, 2010, the net income for the thirty-nine week period ended July 3, 2010 of $112.8 million was reduced by an allocation of dividends to participating securities of $30.3 million resulting in net income applicable to common shareholders of $82.5 million.

Backlog

As of July 2, 2011, the Company estimated its sales order backlog at $694 million compared to an estimated sales order backlog of $436 million as of July 3, 2010. This increase in backlog is primarily due to the purchase orders acquired in connection with the acquisitions of Semco Instruments, McKechnie Aerospace and Talley Actuation, discussed above, totaling approximately $195 million as of July 2, 2011. The majority of the purchase orders outstanding as of July 2, 2011 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of July 2, 2011 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture substantially all of our products in the United States, we manufacture some products in Belgium, Malaysia and Mexico. We sell our products in the United States, as well as in foreign countries. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $143.7 million of cash from operating activities during the thirty-nine week period ended July 2, 2011 compared to $155.3 million during the thirty-nine week period ended July 3, 2010. The net decrease of $11.6 million was due primarily due to an increase in income from operations more than offset by higher interest payments and associated refinancing costs in connection with the Company’s debt refinancing transactions during the thirty-nine week period ended July 2, 2011.

Investing Activities. Cash used in investing activities was $1,102.9 million during the thirty-nine week period ended July 2, 2011, consisting primarily of the acquisitions of McKechnie Aerospace and Talley Actuation and capital expenditures of $12.2 million offset by the cash proceeds on the sale of the fastener business and AQS of $271.4 million. Cash used in investing activities was $105.8 million during the thirty-nine week period ended July 3, 2010 consisting primarily of the acquisition of Dukes Aerospace and capital expenditures of $9.9 million.

Financing Activities. Cash provided by financing activities during the thirty-nine week period ended July 2, 2011 was $1,274.3 million, which comprised $1,260.5 million of net proceeds from the refinancing of our entire debt structure, $7.8 million repayment on our New Senior Secured Credit Facility, $2.8 million of dividends and Dividend Equivalent Payments, and $24.4 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options. Cash provided by financing activities during the thirty-nine week period ended July 3, 2010 was $18.7 million, which comprised $404.2 million of net proceeds from the issuance of the 7 3/4% senior subordinated notes due 2014, $404.9 million of dividends and Dividend Equivalent Payments, and $19.4 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options.

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

Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015. At July 2, 2011, the Company had $8.0 million letters of credit outstanding and $237.0 of borrowings available under the Existing Senior Secured Credit Facility.

Under the New Senior Secured Credit Facility, the term loan matures in February 2017. The term loan under the New Senior Secured Credit Facility requires quarterly principal payments that began on March 31, 2011. The applicable interest rate on the term loan at July 2, 2011 was 4.0%.

On June 27, 2011, the Company entered into three forward-starting interest rate swap agreements beginning December 31, 2012 to hedge the variable interest rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million through June 30, 2015. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.17% over the term of the interest rate swap agreements.

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

Long-term financing arrangements also include $1.6 billion of aggregate principal amount of 7 3/4% senior subordinated notes due 2018 (discussed further below). Such notes do not require principal payments prior to their maturity in December 2018.

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

TransDigm utilized a portion of the proceeds from the 2018 Notes to purchase its 7 3/4% Senior Subordinated Notes due 2014 (the “2014 Notes).

The Company recorded refinancing costs of $72.4 million during the thirty-nine week period ended July 2, 2011 representing one-time charges resulting from the refinancing of TransDigm’s entire debt structure. The charge consisted of the premium of $42.4 million paid to redeem our 2014 Notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.3 million.

Certain Restrictive Covenants in Our Debt Documents

The credit facilities and the Indenture contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the credit facilities or the Indenture. If any such default occurs, the lenders under the credit facilities and the holders of the 2018 Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the credit facilities, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 2018 Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At July 2, 2011, we had borrowings under our New Senior Secured Credit Facility of $1.54 billion that were subject to interest rate risk. Borrowings under our New Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our New Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our New Senior Secured Credit Facility by approximately $15.4 million based on the amount of outstanding borrowings at July 2, 2011. The weighted average interest rate on the $1.54 billion of borrowings under our New Senior Secured Credit Facility on July 2, 2011 was 4.0%.

At July 2, 2011, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the new senior secured credit facility to a fixed rate of 5.17% through June 30, 2015.

The fair value of the $1.54 billion aggregate principal amount of borrowings under our New Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $1.54 billion at July 2, 2011 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.60 billion aggregate principal amount of our 7 3/4% senior subordinated notes due 2018 is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1.68 billion at July 2, 2011 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of July 2, 2011, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

On December 6, 2010, we acquired McKechnie Aerospace. McKechnie Aerospace operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate McKechnie Aerospace’s processes into our own systems and control environment. We currently expect to complete the incorporation of McKechnie Aerospace’s operations into our systems and control environment in the first quarter of fiscal 2012. There were no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended July 2, 2011.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2008, the Board of Directors authorized a common share repurchase program, which was announced on October 27, 2008. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $50 million of its shares of common stock. At July 2, 2011, the Company had repurchased under this program 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85. No repurchases were made under the program during the quarter ended July 2, 2011.

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

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	August 10, 2011
W. Nicholas Howley

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	August 10, 2011

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JULY 2, 2011

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to Condensed Consolidated Financial Statements formatted in XBRL.