Form 10-K
period 2011-09-30
TransDigm Group INC
filed 2011-11-18
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 2, 2011, based upon the last sale price of such voting and non-voting common stock on that date, was $4,234,949,579.

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 50,344,439 as of October 28, 2011.

Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2012 Annual Meeting of Stockholders.

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

In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2011” or “fiscal 2011” means the period from October 1, 2010 to September 30, 2011.

PART I

ITEM 1.	BUSINESS

The Company

TransDigm Inc. was formed in July 1993 in connection with the acquisition of certain businesses from IMO Industries Inc. TransDigm Group Incorporated (“TD Group”) was formed in July 2003 to facilitate the acquisition of TransDigm, Inc. In March 2006 and May 2007, certain stockholders of TD Group and certain members of our management sold shares of TD Group common stock in underwritten public offerings. TD Group did not offer any shares of common stock for sale in the offerings and TD Group did not receive any of the proceeds from the sale of shares by the selling stockholders. As a result of the initial public offering in 2006, TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG.” As a result of the follow on offering in 2007, TD Group was no longer a “controlled company” for the purposes of the NYSE listing requirements.

On December 6, 2010, TransDigm Inc. completed the acquisition of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), a supplier of aerospace components, assemblies and subsystems, for approximately $1.27 billion. On March 9, 2011, the Company completed the divestiture of the fastener business acquired as part of McKechnie Aerospace for approximately $239.6 million, subject to adjustment. On April 7, 2011, the Company completed the divestiture of Aero Quality Sales, a distributor and service center of aircraft batteries and battery support equipment, for approximately $31.8 million. Neither the non-proprietary fastener business nor the Aero Quality Sales distribution business fit with TransDigm’s overall business direction.

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that over 90% of our net sales for fiscal year 2011 were generated by proprietary products. In addition, for fiscal year 2011, we estimate that we generated approximately 75% of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle of 50-60 years. We estimate that approximately 56% of our net sales in fiscal year 2011 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.

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

Our business is well diversified due to the broad range of products that we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, engineered interior surfaces and lighting and control technology.

Sales and Marketing

Consistent with our overall strategy, our sales and marketing organization is structured to continually develop technical solutions that meet customer needs. In particular, we attempt to focus on products and programs that will lead to high-margin, repeatable sales in the aftermarket.

We have structured our sales efforts along our major product offerings, assigning a product manager to certain products. Each product manager is expected to grow the sales and profitability of the products for which he or she is responsible and to achieve the targeted annual level of bookings, sales, new business and profitability for such products. The product managers are assisted by account managers and sales engineers who are responsible for covering major OEM and aftermarket accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers, to achieve total bookings and new business goals at each account and, together with the product managers, to determine when additional resources are required at customer locations. Most of our sales personnel are evaluated, in part, on their bookings and their ability to identify and obtain new business opportunities.

Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. We also use a number of distributors to provide logistical support as well as primary customer contact with certain smaller accounts. Our major distributors are Aviall, Inc. (a subsidiary of The Boeing Company) and Satair A/S (a Danish public company on whose Board of Directors Mr. Howley, our Chairman and Chief Executive Officer, served through October 2011).

Manufacturing and Engineering

We maintain 25 principal manufacturing facilities. Our manufacturing facilities typically comprise manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate product profit and loss accounting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.

We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in Cost of Sales and in Selling and Administrative captions in our Consolidated Statements of Income. Total engineering expense represents approximately 7% of our operating units’ aggregate costs, or approximately 4% of our consolidated net sales. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.

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

Customers

Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2011, Boeing (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 14% of our net sales. Our top ten customers for fiscal year 2011 accounted for approximately 43% of our net sales. Products supplied to many of our customers are used on multiple platforms.

Active commercial production programs include the Boeing 737, 747, 767, 777 and 787, the Airbus A319/20/21, A330/A340 and A380, the Bombardier CRJ’s and Challenger, the Embraer RJ’s, the Cessna Citation family, the Raytheon Premier and Hawker and most Gulfstream airframes. Military platforms include aircraft such as the Boeing C-17, F-15, F-18 and V-22, the Lockheed Martin C-130J, F-16 and F-35 Joint Strikefighter, the Northrop Grumman E-2C Hawkeye, the UH-60 Blackhawk, CH-47 Chinook and AH-64 Apache helicopters, the General Atomics Predator Drone and the Raytheon Patriot Missile. TransDigm has been awarded numerous contracts for the development of engineered products for production on the Airbus A350XWB, A320 NEO and A400M programs and the Bombardier Learjet 85.

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

Competition

The niche markets within the aerospace industry that we serve are relatively fragmented and we face several competitors for many of the products and services we provide. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. Competitors in our product offerings range in size from divisions of large public corporations to small privately-held entities, with only one or two components in their entire product portfolios.

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

Backlog

As of September 30, 2011, the Company estimated its sales order backlog at $737 million compared to an estimated sales order backlog of $467 million as of September 30, 2010. The increase in backlog is primarily due to the acquisitions of McKechnie Aerospace, Talley Actuation and Schneller Holdings discussed below, totaling approximately $207 million as of September 30, 2011. The majority of the purchase orders outstanding as of September 30, 2011 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2011 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Our direct sales to foreign customers were approximately $305.5 million, $170.6 million, and $150.4 million for fiscal years 2011, 2010 and 2009, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

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

Employees

As of September 30, 2011, we had approximately 3,800 full time, part time and temporary employees. Approximately 16% of our employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from February 2012 to April 2014. We consider our relationship with our employees generally to be satisfactory.

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

Our business is directly affected by, among other factors, changes in revenue passenger miles (RPMs), the size and age of the worldwide aircraft fleet and, to a lesser extent, changes in the profitability of the commercial airline industry. RPMs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in the past decade, the airline industry has been severely affected by the downturn in the global economy, higher fuel prices, the increased security concerns among airline customers following the events of September 11, 2001, the Severe

Acute Respiratory Syndrome, or SARS, epidemic and the conflicts in Afghanistan and Iraq. In addition, global market and economic conditions have been challenging with continued turbulence in the U.S. and international markets and economies and have prolonged declines in business and consumer spending. As a result of the substantial reduction in airline traffic resulting from these events, the airline industry incurred large losses and financial difficulties. Some carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products.

Our sales to manufacturers of aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.

Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, as well as manufacturers of business jets, which accounted for approximately 25% of our net sales in fiscal year 2011, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, downturns in the global economy and national and international events, such as the events of September 11, 2001. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. Prior downturns have adversely affected our net sales, gross margin and net income.

We rely heavily on certain customers for much of our sales.

Our largest customer for fiscal year 2011 was The Boeing Company (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world). Boeing accounted for approximately 14% of our net sales in fiscal year 2011. Our top ten customers for fiscal year 2011 accounted for approximately 43% of our net sales. A reduction in purchasing by one of our larger customers for any reason, such as economic downturn, decreased production or strike, could have a material adverse effect on our net sales, gross margin and net income.

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

Most of our U.S. Government contracts can be terminated by the U.S. Government for its convenience without significant notice. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.

On contracts for which the price is based on cost, the U.S. Government may review our costs and performance, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of research and development costs, and certain marketing expenses may not be subject to reimbursement.

In addition, even where the price is not based on cost, the U.S. Government may seek to review our costs to determine whether our pricing is “fair and reasonable”. Five of our subsidiaries and divisions were subject to such a pricing review for years 2002 through 2004 and it is possible that we will be subject to a similar pricing review in the future. Such a review could be costly and time consuming for our management and could distract from our ability to effectively manage the business. As a result of such a review, we could be subject to providing a refund to the U.S. Government or we could be asked to enter into an arrangement whereby our prices would be based on cost or the DOD could seek to pursue alternative sources of supply for our parts. Any of those occurrences could lead to a reduction in our revenue from, or the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government.

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

We have a significant amount of indebtedness. As of September 30, 2011, our total indebtedness was approximately $3,138.4 million, which was approximately 79.5% of our total capitalization.

In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2011, we had approximately $237.0 million of unused commitments under our revolving loan facility. Although our senior secured credit facility and the indentures (the “Indentures”) governing the 7 3/4% senior subordinated notes issued in December 2010 (the “7 3/4% Senior Subordinated Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

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

In addition, all of our debt under the senior secured credit facility, which includes a $1.55 billion term loan facility and a revolving loan facility of $245 million, bears interest at floating rates. Accordingly, in the event that interest rates increase, our debt service expense will also increase. In order to reduce the floating interest rate risk, as of September 30, 2011, the Company was party to three forward starting interest rate swap agreements that fix the rate of interest beginning December 31, 2012 through June 30, 2015 on an aggregate notional amount of $353 million of debt under the senior secured credit facility.

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

Our ability to make payments on our indebtedness, including the 7 3/4% Senior Subordinated Notes and amounts borrowed under the credit facilities, and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

The terms of the senior secured credit facility and Indentures may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

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

As of September 30, 2011, we had approximately 3,800 full time, part time and temporary employees. Approximately 16% of our employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from February 2012 to April 2014. We consider our relationship with our employees generally to be satisfactory. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could materially and adversely affect our ability to provide products to our customers.

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

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facilities and equipment, which could require us to curtail or cease operations.

Six of our manufacturing facilities are located in the greater Los Angeles area, an area known for earthquakes, and are thus vulnerable to damage. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, license agreements and technology, were approximately $828.4 million at September 30, 2011, representing approximately 18% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $2,595.7 million at September 30, 2011, representing approximately 58% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.

We face significant competition.

We operate in a highly competitive global industry and compete against a number of companies. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large public corporations to small privately held entities. We believe that our ability to compete depends on high product performance, consistent high quality, short lead-time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs. We may have to adjust the prices of some of our products to stay competitive.

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

Our stock price may be volatile, and your investment in our common stock could suffer a decline in value.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

TransDigm’s owned properties as of September 30, 2011 are as follows:

Location	Square Footage
Liberty, SC	219,000
Waco, TX	218,800
Los Angeles, CA	131,000
Kent, OH	107,300
Pinellas Park, FL	103,900
Addison, IL	83,300
Seattle, WA	78,000
Placentia, CA	75,000
Painesville, OH	63,900
Wichita, KS	57,000
South Euclid, OH	50,000
Avenel, NJ	48,500
Belgium	45,700
Valencia, CA	38,000
Rancho Cucamonga, CA	32,700
Malaysia	24,800
Deerfield, FL	20,000

The properties listed above, except Valencia, Kent, Pinellas Park, Belgium and Malaysia are subject to mortgage liens under our senior secured credit facility. The Seattle property is currently held for sale.

TransDigm’s leased properties as of September 30, 2011 are as follows:

Location	Square Footage
Dayton, NV	144,000
Everett, WA	111,000
Fullerton, CA	100,000
Collegeville, PA	90,000
Camarillo, CA	70,000
Matamoros, Mexico	60,500
Tempe, AZ	40,200
Northridge, CA	35,000
Simi Valley, CA	33,400
Nogales, MX	27,000
Gardena, CA	25,000
Maysville, KY	23,500
Hebron, KY	21,700
Tucson, AZ	18,500
Bellevue, WA	18,000
Cleveland, OH	12,400
Wichita, KS	10,000
Placentia, CA	8,400
Irvine, CA	5,600
Brownsville, TX	2,500
Paris, France	2,100
Wichita, KS	1,700
Singapore	1,700

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

Quarterly Stock Prices
	High	Low
Fiscal 2010
For Quarter ended January 2, 2010	$50.94	$38.92
For Quarter ended April 3, 2010	54.48	46.54
For Quarter ended July 3, 2010	57.31	48.68
For Quarter ended September 30, 2010	64.67	49.22

Fiscal 2011
For Quarter ended January 1, 2011	72.93	60.89
For Quarter ended April 2, 2011	85.38	72.46
For Quarter ended July 2, 2011	94.08	76.82
For Quarter ended September 30, 2011	95.04	73.76

Holders

We estimate that there were approximately 4,900 beneficial holders of our common stock as of October 31, 2011.

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

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P Midcap 400 Index, S&P MidCap 400 S&P Aerospace & Defense Index, S&P SmallCap 600 Index and the S&P SmallCap 600 Aerospace & Defense Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on September 30, 2006. The Company has concluded that the S&P Midcap 400 Index and the S&P MidCap 400 S&P Aerospace & Defense Index allow for more appropriate comparisons, as compared to the S&P SmallCap 600 Index and S&P SmallCap 600 Aerospace & Defense Index previously used, due to the growth in the market capitalization of TD Group.

The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

	9/06	9/07	9/08	9/09	9/10	9/11
TransDigm Group, Inc	100.00	187.18	140.17	203.97	297.83	392.00
S&P Smallcap 600	100.00	114.93	99.04	88.53	101.12	101.33
S&P Midcap 400	100.00	118.76	98.95	95.87	112.92	111.47
S&P SmallCap 600 S&P Aerospace & Defense	100.00	140.09	120.36	98.31	102.15	101.00
S&P MidCap 400 S&P Aerospace & Defense	100.00	163.45	101.18	100.06	129.49	129.63

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. At September 30, 2011, no shares were repurchased under this program. The program replaces the repurchase program announced on October 23, 2008, under which the Company previously repurchased 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85. No purchases were made under that program during the year.

Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,816,731	$35.24	3,477,980
Equity compensation plans not approved by security holders(2)	48,096	$6.68	N/A
Total	6,864,827		3,477,980

(1)	Includes information related to the 2003 stock option plan and the 2006 stock incentive plan, each as described below.
(2)	Options issued outside of the 2003 stock option plan and the 2006 stock incentive plan.

2003 Stock Option Plan

In connection with the acquisition of the Company by Warburg Pincus in 2003, TD Group adopted a stock option plan for the benefit of our employees. The stock option plan has been amended and restated on several occasions, most recently effective as of July 18, 2008 and we refer to such stock option plan as it is currently in effect as the 2003 stock option plan.

Upon the closing of the acquisition of the Company by Warburg Pincus, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Inc.’s former holding company with an aggregate intrinsic value of approximately $35.7 million into a combination of options to purchase shares of common stock of TD Group, or rollover options, and interests in the two deferred compensation plans which have since been terminated. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of TD Group common stock, which gives effect to the 149.60 for 1.00 stock split that we effected on March 14, 2006 in connection with our initial public offering. All rollover options granted in connection with the closing of the acquisition were fully vested on the date of grant. As of September 30, 2011, there were rollover options to purchase 84,436 shares of TD Group common stock issued and outstanding (after giving effect to the stock split).

In addition to the shares of TD Group common stock reserved for issuance upon exercise of rollover options, under the terms of the 2003 stock option plan, an aggregate of 5,469,301 shares of TD Group common stock are reserved for issuance upon exercise of new management options (after giving effect to the stock split). As of September 30, 2011, there were new management options to purchase 2,096,210 shares of TD Group common stock outstanding (after giving effect to the stock split). As of September 30, 2011, there were 77,829 shares available for issuance under options not yet granted.

2006 Stock Incentive Plan

Prior to the consummation of its initial public offering, TD Group adopted a new stock incentive plan, which was amended on October 20, 2006, July 29, 2008 and March 3, 2011, designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders of TD Group by closely aligning the interests of these individuals with those of our stockholders. The 2006 stock incentive plan permits TD Group to award our key employees, directors or consultants stock options, restricted stock and other stock-based incentives. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2006 stock incentive plan is 8,119,668, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. As of September 30, 2011, there were 3,848 restricted shares issued and outstanding under the 2006 stock incentive plan that had been issued to directors as restricted stock. In addition, options to purchase 4,697,493 shares had been issued thereunder, of which 4,636,085 were outstanding. As of September 30, 2011, there were 3,400,151 shares available for issuance under options not yet granted.

Other Option Awards

In connection with the acquisition of the Company by Warburg Pincus, the Company issued 132,096 options to Michael Graff, a director of the Company. Because Mr. Graff was not an employee of the Company and because participation in the 2003 Stock Option Plan was limited to employees, the options were issued outside of the 2003 Stock Option Plan. All of the options awarded to Mr. Graff are vested. As of September 30, 2011, 48,096 options remained outstanding and exercisable.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2007 to 2011 which have been derived from TD Group’s audited consolidated financial statements.

Separate historical financial information of TransDigm Inc. is not presented since the 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or significant assets separate from its investment in TransDigm Inc.

Acquisitions of businesses and product lines completed by TD Group during the last five fiscal years are as follows:

•	On October 3, 2006, TransDigm Inc. acquired all of the outstanding capital stock of CDA InterCorp.

•	On February 7, 2007, TransDigm completed the merger with Aviation Technologies, Inc. (“ATI”), resulting in ATI becoming a wholly-owned subsidiary of TransDigm Inc.

•	On August 10, 2007, Bruce Aerospace, Inc., a newly formed subsidiary of TransDigm Inc., acquired certain assets and assumed certain liabilities of Bruce Industries, Inc.

•	On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc.

•	On September 26, 2008, Champion Aerospace LLC, a subsidiary of TransDigm Inc., acquired certain product line assets from Unison Industries, LLC, a GE Aviation business.

•	On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation.

•	On July 24, 2009, TransDigm Inc. acquired all of the outstanding capital stock of Acme Aerospace, Inc.

•	On August 10, 2009, AeroControlex Group, Inc., a subsidiary of TransDigm Inc., acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company.

•	On December 2, 2009, Dukes Aerospace, Inc., a newly formed subsidiary of TransDigm Inc., acquired certain assets and liabilities from Dukes, Inc. and GST Industries, Inc.

•	On September 3, 2010, TransDigm Inc. acquired all of the outstanding capital stock of Semco Instruments, Inc.

•	On December 6, 2010, TransDigm Inc. acquired all of the outstanding capital stock of McKechnie Aerospace Holdings, Inc.

•	On December 31, 2010, TransDigm Inc. acquired the actuation business of Telair International, Inc.

•	On August 31, 2011, TransDigm Inc. acquired all of the outstanding limited liability units of Schneller Holdings LLC.

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

	Fiscal Years Ended September 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Net Sales	$1,206,021	$827,654	$761,552	$713,711	$592,798
Gross profit(1)	661,185	473,066	429,346	385,931	309,032
Selling and administrative expenses	133,711	94,918	80,018	74,650	62,890
Amortization of intangible assets	40,339	15,079	13,928	12,002	12,304

Income from operations(1)	487,135	363,069	335,400	299,279	233,838
Refinancing costs	72,454	—	—	—	—
Interest expense—net	185,256	112,234	84,398	92,677	91,767

Income from continuing operations before income taxes	229,425	250,835	251,002	206,602	142,071
Income tax provision	77,200	87,390	88,100	73,476	53,426

Income from continuing operations	152,225	163,445	162,902	133,126	88,645

Income from discontinued operations, net of tax	19,909	—	—	—	—

Net income	$172,134	$163,445	$162,902	$133,126	$88,645

Net income applicable to common stock	$169,323	$133,132	$162,902	$133,126	$88,645

Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	49,888	49,171	48,481	47,856	45,630
Vested options deemed participating securities	3,445	3,752	4,058	4,242	4,934

Total shares for basic and diluted earnings per share	53,333	52,923	52,539	52,098	50,564

Net earnings per share:
Net earnings per share from continuing operations—basic and diluted	$2.80	$2.52	$3.10	$2.56	$1.75
Net earnings per share from discontinued operations— basic and diluted	0.37	—	—	—	—

Net earnings per share(2)	$3.17	$2.52	$3.10	$2.56	$1.75

Cash dividends paid per common share	$—	$7.65	$—	$—	$—

	As of September 30,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$376,183	$234,112	$190,167	$159,062	$105,946
Working capital	663,433	470,496	395,002	334,932	298,380
Total assets	4,513,636	2,677,818	2,454,440	2,255,821	2,061,053
Long-term debt, including current portion	3,138,375	1,771,646	1,356,761	1,357,230	1,357,854
Stockholders’ equity	810,949	592,979	819,162	653,900	487,551

	Fiscal Years Ended September 30,
	2011	2010	2009	2008	2007
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$260,578	$197,304	$197,112	$189,635	$112,436
Investing activities	(1,397,028)	(176,559)	(168,388)	(165,044)	(521,665)
Financing activities	1,278,521	23,200	2,381	28,525	453,958
Depreciation and amortization	60,460	30,165	27,521	25,254	23,952
Capital expenditures	18,026	12,887	13,155	10,884	10,258
Ratio of earnings to fixed charges(3)	2.2x	3.2x	3.9x	3.2x	2.5x

Other Data:
EBITDA(4)	$475,141	$393,234	$362,921	$324,533	$257,790
EBITDA As Defined(4)	$589,874	$411,609	$374,690	$333,077	$274,708

(1)	Gross profit and income from operations include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2011, 2010, 2009, 2008 and 2007 of $18,073,000, $4,794,000, $2,264,000, $1,933,000, and $6,392,000, respectively.
(2)	Net earnings per share is calculated by dividing net income applicable to common stock by the basic and diluted weighted average common shares outstanding.
(3)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense.
(4)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined and the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2011	2010	2009	2008	2007
	(in thousands)
Net income	$172,134	$163,445	$162,902	$133,126	$88,645
Less income from discontinued operations	19,909	—	—	—	—

Income from continuing operations	152,225	163,445	162,902	133,126	88,645
Adjustments:
Depreciation and amortization expense	60,460	30,165	27,521	25,254	23,952
Interest expense, net	185,256	112,234	84,398	92,677	91,767
Income tax provision	77,200	87,390	88,100	73,476	53,426

EBITDA, excluding discontinued operations	475,141	393,234	362,921	324,533	257,790
Adjustments:
Inventory purchase accounting adjustments(1)	18,073	4,794	2,264	1,933	6,392
Acquisition integration costs(2)	11,821	4,171	3,426	393	2,037
Acquisition transaction-related expenses(3)	2,817	2,717	—	—	—
Non-cash compensation and deferred compensation costs(4)	12,568	6,693	6,079	6,218	5,482
Acquisition earnout adjustment(5)	(3,000)	—	—	—	—
Refinancing costs(6)	72,454	—	—	—	—
Public offering costs(7)	—	—	—	—	1,691
Acquisition earnout costs(8)	—	—	—	—	850
Write-down of certain property held for sale	—	—	—	—	466

EBITDA As Defined	$589,874	$411,609	$374,690	$333,077	$274,708

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option and deferred compensation plans.
(5)	Represents the reversal of a portion of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets for the last three years of the four-year earn-out arrangement.
(6)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

(7)	Represents costs and expenses incurred by TD Group related to the secondary offering in May 2007.
(8)	Represents the amount recognized for an earn-out payment pursuant to the terms of the retention agreement entered into in connection with the acquisition of substantially all of the assets of Skurka Engineering Company in December 2004.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2011	2010	2009	2008	2007
	(in thousands)
Net Cash Provided by Operating Activities	$260,578	$197,304	$197,112	$189,635	$112,436
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(31,066)	(4,971)	1,897	(35,544)	(10,602)
Interest expense, net (1)	175,414	104,656	81,147	89,580	88,620
Income tax provision—current	130,109	85,490	79,300	66,141	47,196
Non-cash equity compensation(2)	(12,574)	(6,704)	(5,813)	(4,035)	(3,487)
Excess tax benefit from exercise of stock options	23,411	17,459	9,278	18,756	23,627
Refinancing costs(3)	(72,454)	—	—	—	—

EBITDA	473,418	393,234	362,921	324,533	257,790
Adjustments:
Inventory purchase accounting adjustments(4)	21,828	4,794	2,264	1,933	6,392
Acquisition integration costs(5)	11,821	4,171	3,426	393	2,037
Acquisition transaction-related expenses(6)	2,817	2,717	—	—	—
Non-cash compensation and deferred compensation costs(7)	12,568	6,693	6,079	6,218	5,482
Acquisition earnout adjustment(8)	(3,000)	—	—	—	—
Refinancing costs(3)	72,454	—	—	—	—
Public offering costs(9)	—	—	—	—	1,691
Acquisition earnout costs(10)	—	—	—	—	850
Write-down of certain property held for sale	—	—	—	—	466
EBITDA from discontinued operations	(2,032)	—	—	—	—

EBITDA As Defined	$589,874	$411,609	$374,690	$333,077	$274,708

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under its stock plans.
(3)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

(4)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(5)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(6)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(7)	Represents the compensation expense recognized by TD Group under our stock option and our deferred compensation plans.
(8)	Represents the reversal of a portion of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets for the last three years of the four-year earn-out arrangement.
(9)	Represents costs and expenses incurred by TD Group related to the secondary offering in May 2007.
(10)	Represents the amount recognized for an earn-out payment pursuant to the terms of the retention agreement entered into in connection with the acquisition of substantially all of the assets of Skurka Engineering Company in December 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, engineered interior surfaces and lighting and control technology. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

Long-term Sustainable Growth

For fiscal year 2011, we generated net sales of $1,206.0 million, gross profit of $661.2 million or 54.8% of sales, and net income of $172.1 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long term.

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

We believe our key competitive strengths include:

Large and Growing Installed Product Base with Aftermarket Revenue Stream. We provide components to a large and growing installed base of aircraft to which we supply aftermarket products. We estimate that our products are installed on approximately 70,000 commercial transport, regional transport, military and general aviation fixed wing turbine aircraft and rotary wing aircraft.

Diversified Revenue Base. We believe that our diversified revenue base reduces our dependence on any particular product, platform or market channel and has been a significant factor in maintaining our financial performance. Our products are installed on almost all of the major commercial aircraft platforms now in production. We expect to continue to develop new products for military and commercial applications.

Significant Barriers to Entry. We believe that the niche nature of our markets, the industry’s stringent regulatory and certification requirements, the large number of products that we sell and the investments necessary to develop and certify products create barriers to entry for potential competitors.

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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired and integrated 34 businesses and/or product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume.

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

Certain Acquisitions and Divestitures

Schneller Holdings Acquisition

On August 31, 2011, TransDigm Inc. acquired all of the outstanding equity interests in Schneller Holdings LLC (“Schneller”) for approximately $288.5 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Schneller designs and manufactures proprietary, highly engineered laminates, thermoplastics, and non-textile flooring for use primarily on side walls, lavatories, galleys, bulkheads and cabin floors for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Schneller, and therefore the consolidated financial statements at September 30, 2011 reflect a preliminary purchase price allocation for the business.

Talley Actuation Acquisition

On December 31, 2010, AeroControlex Group, Inc., a wholly owned subsidiary of TransDigm Inc., acquired the actuation business of Telair International Inc. (“Talley Actuation”), a wholly-owned subsidiary of Teleflex Incorporated, for approximately $93.6 million in cash, which includes a purchase price adjustment of $0.3 million received in the third quarter of fiscal 2011. Talley Actuation manufactures proprietary, highly engineered electro-mechanical products and other components for commercial and military aircraft. These products fit well with TransDigm’s overall business direction.

McKechnie Aerospace Holdings, Inc. Acquisition

On December 6, 2010, TransDigm Inc. acquired all of the outstanding stock of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), for approximately $1.27 billion in cash, which includes a purchase price adjustment of $0.3 million paid in the third quarter of fiscal 2011. McKechnie Aerospace, through its subsidiaries, is a leading global designer, producer and supplier of aerospace components, assemblies and subsystems for commercial aircraft, regional/business jets, military fixed wing and rotorcraft. Some of the businesses acquired as part of McKechnie Aerospace have since been divested (see below). The remaining products fit well with TransDigm’s overall business direction.

Semco Instruments Acquisition

On September 3, 2010, TransDigm Inc. acquired all of the outstanding capital stock of Semco Instruments, Inc. (“Semco”) for approximately $73.6 million in cash, which includes a purchase price adjustment of $3.0 million paid in the first quarter of fiscal 2011. Semco is a designer and manufacturer of proprietary, highly engineered components for all major turbo-prop, turbo-fan, and turbo-shaft engines, which are primarily used on helicopters, business jets and selected regional airplanes. These products fit well with TransDigm’s overall business direction.

Dukes Aerospace Acquisition

On December 2, 2009, Dukes Aerospace, Inc., a wholly owned subsidiary of TransDigm Inc., acquired substantially all of the aerospace-related assets of Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $95.5 million in cash, which includes a purchase price adjustment of $0.2 million received in the third quarter of fiscal 2011. Dukes Aerospace is a supplier of proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction.

Woodward HRT Product Line Acquisition

On August 10, 2009, AeroControlex Group, Inc., a wholly owned subsidiary of TransDigm Inc., acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company (“Woodward HRT product line”) for approximately $48.7 million in cash, which includes a purchase price adjustment of $0.7 million paid in the second quarter of fiscal 2010. The product line comprises a range of highly engineered fuel and pneumatic valves and surge suppressors, the majority of which are used on military rotary and fixed wing aircraft, all of which fit well with TransDigm’s overall business direction. Woodward Governor had recently acquired this business as part of its acquisition of HR Textron, Inc.

Acme Aerospace Acquisition

On July 24, 2009, TransDigm Inc. acquired all of the outstanding capital stock of Acme Aerospace, Inc. (“Acme”) for approximately $40.9 million in cash, which includes a purchase price adjustment of $0.2 million paid in the first quarter of fiscal 2010. Acme is a designer and manufacturer of proprietary, highly engineered components to the commercial aerospace industry, comprising primarily fibrous nickel cadmium main ship batteries, battery chargers, battery back-up systems and power conversion equipment. These products fit well with TransDigm’s overall business direction.

Aircraft Parts Corporation Acquisition

On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation (“APC”) for approximately $66.9 million in cash, net of a purchase price adjustment of $0.7 million received in the first quarter of fiscal 2010. APC is a designer and manufacturer of starter generators, generator control units and related components for turbine engines, all of which fit well with TransDigm’s overall business direction.

Aero Quality Sales Divestiture

On April 7, 2011, the Company completed the divestiture of Aero Quality Sales (“AQS”) to Satair A/S for approximately $31.8 million in cash, which includes a $1.8 million working capital adjustment received in the third quarter of fiscal 2011. AQS, which was acquired as part of the McKechnie Aerospace acquisition, is a distributor and service center of aircraft batteries and battery support equipment. The Company’s Chairman and Chief Executive Officer, W. Nicholas Howley was a director of Satair A/S from 2006 through October 2011. Mr. Howley discussed his relationship to Satair A/S to the Company’s board of directors and abstained from the related vote.

Fastener Business Divestiture

On March 9, 2011, the Company completed the divestiture of its fastener business for approximately $239.6 million in cash, subject to adjustments based on the level of working capital as of the closing date. This business, which was acquired as part of the McKechnie Aerospace acquisition, is made up of Valley-Todeco, Inc. and Linread Ltd. The business designs and manufactures fasteners, fastening systems and bearings for commercial, military and general aviation aircraft.

Recent Development

Agreement to Acquire Harco Laboratories

On November 8, 2011, the Company entered into a definitive agreement to acquire Harco Laboratories, Incorporated (“Harco”) for approximately $84 million in cash. The acquisition, which is subject to review under the Hart-Scott-Rodino Act and other customary closing conditions, is expected to close during the first quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products primarily for major commercial aircraft.

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2011	2010
	(in thousands)
Net income	$172,134	$163,445
Less income from discontinued operations	19,909	—

Income from continuing operations	152,225	$163,445
Adjustments:
Depreciation and amortization expense	60,460	30,165
Interest expense, net	185,256	112,234
Income tax provision	77,200	87,390

EBITDA, excluding discontinued operations(1)	475,141	393,234
Adjustments:
Inventory purchase accounting adjustments(2)	18,073	4,794
Acquisition integration costs(3)	11,821	4,171
Acquisition transaction-related expenses(4)	2,817	2,717
Non-cash compensation costs(5)	12,568	6,693
Acquisition earn-out adjustment(6)	(3,000)	—
Refinancing costs(7)	72,454	—

EBITDA As Defined(1)	$589,874	$411,609

(1)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.
(2)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(4)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(5)	Represents the compensation expense recognized by TD Group under our stock option plans.
(6)	Represents the reversal of a portion of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets for the last three years of the four-year earn-out arrangement.
(7)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2011	2010
	(in thousands)
Net Cash Provided by Operating Activities	$260,578	$197,304
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(31,066)	(4,971)
Interest expense, net(1)	175,414	104,656
Income tax provision—current	130,109	85,490
Non-cash equity compensation(2)	(12,574)	(6,704)
Excess tax benefit from exercise of stock options	23,411	17,459
Refinancing costs(3)	(72,454)	—

EBITDA(4)	473,418	393,234
Adjustments:
Inventory purchase accounting adjustments(5)	21,828	4,794
Acquisition integration costs(6)	11,821	4,171
Acquisition transaction-related expenses(7)	2,817	2,717
Stock option expense(8)	12,568	6,693
Acquisition earnout adjustment(9)	(3,000)	—
Refinancing costs(3)	72,454	—
EBITDA from discontinued operations	(2,032)	—

EBITDA As Defined(4)	$589,874	$411,609

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under its stock plans.
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

Trend Information

We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounts for approximately 40% of total sales; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounts for approximately 28% of total sales; and the defense market, which accounts for approximately 29% of total sales. Non-aerospace sales comprise approximately 3% of our total sales.

The commercial aerospace industry, including the aftermarket and OEM market, is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry had shown strength with increases in revenue passenger miles, or RPMs, between 2003 and 2008, as well as increases in OEM production and backlog, however, in 2009, the global economic downturn negatively impacted the commercial aerospace industry causing RPMs to decline slightly. This market sector began to rebound in 2010 and continued to grow in 2011 with increases in RPMs, as well as the growth in the large commercial OEM sector (aircraft with 100 or more seats) with order announcements by The Boeing Company and Airbus S.A.S. leading to planned increases in production. The 2012 leading indicators and industry consensus suggest the continuation of current trends in the commercial transport market sector supported by continued RPM growth, a modest acceleration of capacity growth and increases in production at the OEM level.

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

Commercial Aftermarket

The key growth factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft. Although RPMs increased annually between 2003 and 2008, 2009 had negative growth as a result of reductions in air traffic and capacity due to the slowdown in the global economy. Worldwide RPMs returned to positive growth in 2010 and 2011 and current industry consensus indicates that RPM growth will continue in 2012.

Commercial OEM Market

Conditions in the commercial transport market sector improved during 2011. We are now expecting increased sales in the large commercial OEM sector (aircraft with 100 or more seats) driven by order announcements by The Boeing Company and Airbus S.A.S. Furthermore, the business jet OEM market significantly declined between 2008 and 2010. However, the business jet OEM market has started to recover in 2011 and is expected to continue to show positive growth in 2012. This market has been negatively impacted by the slowdown in economic growth, corporate profits, commodity prices and stock market returns across the world.

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

The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold, which varies among the Company’s operations, is typically less than two years but can be in the range from 90 days to six years. In addition, certain contracts with distributors contain right of return provisions. The Company accrues for estimated returns and warranty claims based on knowledge of product performance issues and based on excess inventories provided by its customers and industry sources. The Company also provides a general amount based on historical trends. To the extent total warranty claims differ from estimates, adjustments may be necessary. Historically, actual product returns and warranty claims have not differed materially from the estimates originally established.

Inventories: Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries, LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Because the Company sells products that are installed on airframes that can be in-service for 30 or more years, it must keep a supply of such products on hand while the airframes are in use. Where management estimated that the current market value was below cost or determined that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value was made by recording a provision included in cost of sales. Although management believes that the Company’s estimates of excess and obsolete inventory are reasonable, actual results may differ materially from the estimates and additional provisions may be required in the future. In addition, in accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year. Historically, changes in estimates in the net realizable value of inventories have not been significant.

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

The Company had 17 reporting units with goodwill as of the first day of the fourth quarter of fiscal 2011, the date of the last annual impairment test. The estimated fair values of each of the reporting units was substantially in excess of their respective carrying values (by more than 15 percent), and therefore no goodwill impairment was recorded. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, the reporting units would continue to have fair values in excess of their respective carrying values.

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

Stock Options: The Company accounts for the cost of its stock options in accordance with GAAP, which requires the measurement of compensation expense under the stock option plan to be based on the estimated fair value of the awards under the plan on the grant dates and amortizes the expense over the vesting periods of the options. The Company estimates the fair value of all share-based payments using the Black-Scholes-Merton option pricing model which requires management to make certain assumptions. Management continuously reviews the following assumptions: risk-free interest rates, expected life of options, expected volatility of stock and expected dividend yield of stock. An increase or decrease in the assumptions or economic events outside management’s control could have an impact on the Company’s results of operations.

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

Income Taxes: The Company estimates income taxes in each jurisdiction in which it operates. This involves estimating taxable earnings, specific taxable and deductible items, the likelihood of generating sufficient future taxable income to utilize deferred tax assets and possible exposures related to future tax audits. To the extent these estimates change, adjustments to deferred and accrued income taxes are made in the period in which the changes occur. Historically, such adjustments have not been significant.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Fiscal Years Ended September 30,
	2011	2011 % of Sales	2010	2010 % of Sales	2009	2009 % of Sales
Net sales	$1,206,021	100.0%	$827,654	100.0%	$761,552	100.0%
Cost of sales	544,836	45.2	354,588	42.8	332,206	43.6
Selling and administrative expenses	133,711	11.1	94,918	11.5	80,018	10.5
Amortization of intangible assets	40,339	3.3	15,079	1.8	13,928	1.8

Income from operations	487,135	40.4	363,069	43.9	335,400	44.1
Refinancing costs	72,454	6.0	—	—	—	—
Interest expense, net	185,256	15.4	112,234	13.6	84,398	11.1
Income tax provision	77,200	6.4	87,390	10.6	88,100	11.6

Income from continuing operations	152,225	12.6	163,445	19.7%	162,902	21.4%
Income from discontinued operations, net of tax	19,909	1.7	—	—	—	—

Net income	$172,134	14.3%	$163,445	19.7%	$162,902	21.4%

Fiscal year ended September 30, 2011 compared with fiscal year ended September 30, 2010

Net Sales. Net sales increased by $378.4 million, or 45.7%, to $1,206.0 million for fiscal 2011 from $827.7 million for fiscal 2010. Sales of $276.2 million, or 33.4%, resulted from the acquisitions of Dukes Aerospace and Semco Instruments in fiscal 2010 and McKechnie Aerospace, Talley Actuation and Schneller Holdings in fiscal 2011. Organic sales increased by $102.2 million or 12.3% from the prior year.

The organic sales growth was primarily due to an increase of $22.2 million, or a 12.0% increase in commercial OEM sales, and an increase of $73.7 million, or a 22.1% increase in commercial aftermarket sales, resulting primarily from improving market demand for commercial aftermarket products. Defense sales increased by $1.6 million for fiscal 2011 compared to fiscal 2010.

Cost of Sales and Gross Profit. Cost of sales increased by $190.2 million, or 53.7%, to $544.8 million for fiscal 2011 from $354.6 million for fiscal 2010. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the net sales from acquisitions and the organic sales growth discussed above, along with an increase in inventory purchase accounting adjustments and acquisition integration costs.

Gross profit as a percentage of sales decreased to 54.8% for fiscal 2011 from 57.2% for fiscal 2010. The dollar amount of gross profit increased by $188.1 million, or 39.8%, to $661.2 million for fiscal 2011 from $473.1 million for fiscal 2010. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $276.2 million from the acquisitions indicated above contributed gross profit of approximately $110 million for fiscal 2011, which includes the acquisition-related costs (inventory purchase accounting adjustments and acquisition integration costs) incurred in connection with those acquisitions amounting to $26.2 million. These acquisitions diluted gross profit as a percentage of sales for fiscal 2011 by approximately 4 percentage points.

•	Organic sales growth described above, favorable product mix and favorable product pricing on our proprietary products resulted in increased gross profit of approximately $78 million for fiscal 2011.

Selling and Administrative Expenses. Selling and administrative expenses increased by $38.8 million to $133.7 million, or 11.1% of sales, for fiscal 2011 from $94.9 million, or 11.5% of sales, for the fiscal 2010. The increase is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $28 million and non-cash stock compensation expense of approximately $5 million.

Amortization of Intangibles. Amortization of intangibles increased to $40.3 million for fiscal 2011 from $15.1 million for fiscal 2010. The net increase of $25.2 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

Refinancing Costs. Refinancing costs were recorded as a result of the refinancing of TransDigm’s entire debt structure in December 2010. The charge of $72.5 million consisted of the premium of $41.9 million paid to redeem our 7 3/4% senior subordinated notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.9 million.

Interest Expense-net. Interest expense increased $73.0 million, or 65.1%, to $185.3 million for fiscal 2011 from $112.2 million for fiscal 2010. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $2.90 billion for fiscal 2011 and approximately $1.78 billion for fiscal 2010. The increase in borrowings was due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010. The weighted average interest rate on total borrowings outstanding at September 30, 2011 was approximately 5.9%.

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 33.6% for fiscal 2011 compared to 34.8% for fiscal 2010. The decrease in the effective tax rate was primarily due to non-recurring adjustments in estimated deferred state obligations and an increase in research and development tax credits.

Income from Discontinued Operations. Income from discontinued operations comprises the net loss from discontinued operations through the dates of sale of the fastener business and AQS of $2.1 million and the after-tax net gain on sales of $22.0 million recorded during fiscal 2011.

Net Income. Net income increased $8.7 million, or 5.3%, to $172.1 million for fiscal 2011 compared to net income of $163.4 million for fiscal 2010, primarily as a result of the factors referred to above.

Earnings per Share. The basic and diluted earnings per share were $3.17 for fiscal 2011 and $2.52 per share for fiscal 2010. For fiscal 2011, basic and diluted earnings per share from continuing operations were $2.80 and basic and diluted earnings per share from discontinued operations were $0.37. Net income for fiscal 2011 of $172.1 million was decreased by an allocation of dividends to participating securities of $2.8 million resulting in net income available to shareholders of $169.3 million. Due to the special cash dividend declared and paid during fiscal 2010, the net income for fiscal 2010 of $163.4 million was reduced by an allocation of dividends to participating securities of $30.3 million resulting in net income applicable to common shareholders of $133.1 million.

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

Sales excluding acquisitions declined by $7.6 million, or 1.0%, from the prior year. The decline in organic sales was primarily due to a decrease of $18.7 million, or a 9.9% decrease in commercial OEM sales resulting primarily from the business jet OEM’s significant production rate reductions and related inventory reductions resulting from the impact of the global economic conditions. Partially offsetting the decline in organic commercial OEM sales was (i) an increase of $6.2 million in commercial aftermarket sales due to the apparent beginning of a long awaited upturn in global air traffic; and (ii) an increase of $2.7 million in defense sales primarily due to increased demand for OEM products across most of our product lines.

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

Gross profit as a percentage of sales increased to 57.2% for fiscal 2010 from 56.4% for fiscal 2009. The dollar amount of gross profit increased by $43.7 million, or 10.2%, to $473.1 million for fiscal year 2010 from $429.3 million for fiscal 2009. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $73.8 million from the acquisitions indicated above contributed gross profit of approximately $26 million in fiscal 2010, which includes the acquisition-related costs (inventory purchase accounting adjustments and acquisition integration costs) incurred in connection with those acquisitions amounting to $9.0 million. These acquisitions diluted gross profit as a percentage of sales for fiscal 2010 by approximately 2 percentage points.

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

Interest Expense-Net. Interest expense-net increased $27.8 million, or 33.0%, to $112.2 million for fiscal 2010 from $84.4 million for fiscal 2009, comprising an increase in interest expense of $26.7 million and a decrease in interest income of $1.1 million. Interest expense increased primarily due to interest expense of approximately $37.3 million attributable to the $425 million of 7 3/4% senior subordinated notes due 2014 issued in October 2009. Partially offsetting the increase was lower interest rates on the Company’s existing floating-rate borrowings under its senior secured credit facility. The Company’s weighted average level of outstanding borrowings was approximately $1.78 billion for fiscal 2010 and approximately $1.36 billion for fiscal 2009. The average interest rate on total debt was approximately 6.0% for fiscal 2010 and fiscal 2009. Interest income was lower primarily due to lower interest rates on our invested cash balances.

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 34.8% for fiscal 2010 compared to 35.1% for fiscal 2009. The decrease in the effective tax rate was primarily due to reductions in estimated state tax obligations.

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

Backlog

As of September 30, 2011, the Company estimated its sales order backlog at $737 million compared to an estimated sales order backlog of $467 million as of September 30, 2010. The increase in backlog is primarily due to the acquisitions of McKechnie Aerospace, Talley Actuation and Schneller Holdings discussed above, totaling approximately $207 million. The majority of the purchase orders outstanding as of September 30, 2011 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2011 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Our direct sales to foreign customers were approximately $305.5 million, $170.6 million, and $150.4 million for fiscal years 2011, 2010 and 2009, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2011, 2010 and 2009 were not significant.

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

We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 6.5. Our debt leverage ratio for the fiscal year ended September 30, 2011 was approximately 5.3.

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

If the Company has excess cash, it may consider methods by which it can provide cash to its debt or equity holders through a dividend, prepayment of indebtedness, repurchase of stock, repurchase of debt or other means. Whether the Company undertakes additional stock repurchases or other aforementioned activities will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.

The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2012. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to the Company under the senior secured credit facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

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

Operating Activities. The Company generated $260.6 million of cash from operating activities during fiscal 2011 compared to $197.3 million during fiscal 2010. The net increase of $63.3 million was due primarily due to an increase in income from operations offset by higher interest payments and associated refinancing costs in connection with the Company’s debt refinancing transactions during fiscal 2011.

The Company generated $197.3 million of cash from operating activities on net income of $163.4 million during fiscal 2010 compared to $197.1 million of cash from operating activities generated on net income of $162.9 million during fiscal 2009.

Investing Activities. Cash used in investing activities was $1,397.0 million during fiscal 2011, consisting primarily of the acquisitions of McKechnie Aerospace, Talley Actuation and Schneller Holdings for a total of $1,650.4 million and capital expenditures of $18.0 million offset by the cash proceeds on the sale of the fastener business and AQS of $271.4 million.

Net cash used in investing activities was $176.6 million during fiscal 2010 consisting primarily of the acquisitions of Dukes Aerospace and Semco for a total of $166.6 million and capital expenditures of $12.9 million. Net cash used in investing activities for fiscal 2010 also includes cash proceeds of $2.9 million from the sale of real estate no longer utilized.

Net cash used in investing activities was $168.4 million during fiscal 2009 consisting primarily of the acquisitions of the businesses of Aircraft Parts Corporation, Acme and Woodward HRT product line for a total of $155.2 million and capital expenditures of $13.2 million.

Financing Activities. Cash provided by financing activities during fiscal 2011 was $1,278.5 million, which comprised $1,260.3 million of net proceeds from the refinancing of our entire debt structure, $11.6 million repayment on our New Senior Secured Credit Facility, $2.8 million of dividends and dividend equivalent payments, and $32.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options.

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

Description of New Senior Secured Credit Facility and Indentures

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

Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015. At September 30, 2011, the Company had $8.0 million letters of credit outstanding and $237.0 of borrowings available under the Existing Senior Secured Credit Facility.

Under the New Senior Secured Credit Facility, the term loan matures in February 2017. The term loan under the New Senior Secured Credit Facility requires quarterly principal payments that began on March 31, 2011.

The interest rates per annum applicable to the term loan under the New Senior Secured Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The applicable interest rate on the term loan at September 30, 2011 was 4.0%.

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

The credit facilities contain certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm, incur or suffer to exist liens securing indebtedness, consolidate, merge or transfer all or substantially all of their assets, and engage in transactions with affiliates. At September 30, 2011, TransDigm was in compliance with all of the covenants contained in the credit facilities.

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

TransDigm utilized a portion of the proceeds from the 2018 Notes to repurchase its 7 3/4% Senior Subordinated Notes due 2014.

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

Stock Repurchase Program

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. At September 30, 2011, no shares were repurchased under this program. The program replaces the repurchase program announced on October 23, 2008, under which the Company previously repurchased 494,100 share of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85. No purchases were made under the program during the year.

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2011 (in millions):

	2012	2013	2014	2015	2016	2017 and thereafter	Total
New Senior Secured Credit Facility(1)	$15.5	$15.5	$15.5	$15.5	$15.5	$1,460.9	$1,538.4
7 3/4% Senior Subordinated Notes due 2018	—	—	—	—	—	1,600.0	1,600.0
Scheduled Interest Payments(2)	185.3	187.8	188.2	186.5	182.8	285.4	1,216.0
Operating Leases	4.7	3.3	2.6	1.8	1.4	5.9	19.7
Purchase Obligations	13.3	10.0	—	—	—	—	23.3

Total Contractual Cash Obligations	$218.8	$216.6	$206.3	$203.8	$199.7	$3,352.2	$4,397.4

(1)	The new senior secured credit facility will mature in February 2017 and requires quarterly principal payments of $3.9 million.
(2)	Assumes that the variable interest rate on our borrowings under our new senior secured credit facility remains constant at 4.0%. In addition, interest payments include the impact of the 5.17% interest rate fixed through our forward-starting swap agreements from December 31, 2012 through June 30, 2015 on an aggregate notional amount of $353 million.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $18.0 million, $12.9 million, and $13.2 million during fiscal 2011, 2010, and fiscal 2009, respectively. The Company expects its capital expenditures in fiscal 2012 to be between $25 million and $30 million and such expenditures are projected to increase moderately thereafter.

New Accounting Standards

New Accounting Standards Not Yet Adopted

In May 2011, the Financial Accounting Standard Board (“FASB”) issued authoritative accounting guidance included in Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement”. This guidance amends the requirements for measuring fair value and disclosing information about fair value measurements and is effective for the Company during the first quarter of fiscal 2012. Upon adoption, the Company does not expect this standard to have a material impact on its financial condition or results of operations.

In June 2011, the FASB issued authoritative accounting guidance included in ASC Topic 220, “Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company is currently evaluating which method it will utilize to present items of net income and other comprehensive income. This presentation guidance is effective for the Company on October 1, 2012.

In September 2011, the FASB issued authoritative accounting guidance included in ASC Topic 350, “Intangibles—Goodwill and Other”. This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for the Company for its annual goodwill impairment testing for the year ending September 30, 2013.

Additional Disclosure Required by Indenture

Separate financial statements of TransDigm Inc. are not presented since TD Group has no operations or significant assets separate from its investment in TransDigm Inc. and since the 7 3/4% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. As of September 30, 2011, three subsidiaries of TransDigm Inc., all of which are wholly owned foreign subsidiaries, are not obligated to guarantee the 7 3/4% Senior Subordinated Notes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2011, we had borrowings under our New Senior Secured Credit Facility of $1.54 billion that were subject to interest rate risk. Borrowings under our New Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our New Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our New Senior Secured Credit Facility by approximately $15.4 million based on the amount of outstanding borrowings at September 30, 2011. The weighted average interest rate on the $1.54 billion of borrowings under our New Senior Secured Credit Facility on September 30, 2011 was 4.0%.

At September 30, 2011, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the new senior secured credit facility to a fixed rate of 5.17% through June 30, 2015.

The fair value of the $1.54 billion aggregate principal amount of borrowings under our New Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $1.50 billion at September 30, 2011 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.60 billion aggregate principal amount of our 7 3/4% senior subordinated notes due 2018 is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1.62 billion at September 30, 2011 based upon quoted market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-37 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

On December 6, 2010, we completed our acquisition of McKechnie Aerospace. McKechnie Aerospace’s results of operation are included in our consolidated financial statements from the date of acquisition. As permitted by the SEC, we have elected to exclude McKechnie Aerospace from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011. Total assets and net sales of McKechnie Aerospace represent 27% and 18%, respectively, of our total assets and net sales as reported in our consolidated financial statements for fiscal 2011.

The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of internal control over financial reporting of the Company as of September 30, 2011. This report is included herein.

Changes in Internal Control Over Financial Reporting

On December 6, 2010, we acquired McKechnie Aerospace. McKechnie Aerospace operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate McKechnie Aerospace’s processes into our own systems and control environment. We currently expect to complete the incorporation of McKechnie Aerospace’s operations into our systems and control environment in the first quarter of fiscal 2012. There were no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during fiscal 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TranDigm Group Incorporated

We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TransDigm Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded McKechnie Aerospace, which was acquired during the year ended September 30, 2011. McKechnie Aerospace represented approximately 18% of net sales for the year ended September 30, 2011 and 27% of total assets at September 30, 2011. Our audit of internal control over financial reporting of TransDigm Group Incorporated also did not include an evaluation of the internal control over financial reporting of McKechnie Aerospace.

In our opinion, TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011 of TransDigm Group Incorporated and our report dated November 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 18, 2011

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

Directors and Executive Officers

Information regarding TD Group’s directors is set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	59	Chief Executive Officer and Chairman of the Board of Directors
Robert S. Henderson	55	Executive Vice President
Bernt G. Iversen II	54	Executive Vice President
Raymond F. Laubenthal	50	President and Chief Operating Officer
James Riley	45	Executive Vice President
Albert J. Rodriguez	51	Executive Vice President-Mergers and Acquisitions
Gregory Rufus	55	Executive Vice President, Chief Financial Officer and Secretary

Mr. Howley was named Chairman of the Board of Directors of TD Group in July 2003. He has served as Chief Executive Officer of TD Group since December 2005 and of TransDigm Inc. since December 2001. Mr. Howley was President of TD Group from July 2003 until December 2005. Mr. Howley served as Chief Operating Officer of TransDigm Inc. from December 1998 through December 2001 and served as President of TransDigm Inc. from December 1998 through September 2005. Mr. Howley is a director of Polypore International Inc., a NYSE-listed manufacturer of polymer-based membranes used in separation and filtration processes. Through October 2011, Mr. Howley was a director of Satair A/S, a Danish public company that is an aerospace distributor, including a distributor of the Company’s products.

Mr. Henderson was appointed Executive Vice President of TD Group in December 2005 and Executive Vice President of TransDigm Inc. in October 2005. He was President of the AdelWiggins Group, an operating division of TransDigm Inc., from August 1999 to April 2008.

Mr. Iversen was appointed Executive Vice President of TD Group and TransDigm Inc. on December 6, 2010. Prior to that, he was President of Champion Aerospace LLC, a wholly-owned subsidiary of TransDigm Inc., from June 2006. From July 2001 to June 2006, he served as Director of Engineering and Marketing for Champion Aerospace.

Mr. Laubenthal was appointed President and Chief Operating Officer of TD Group in December 2005, President and Chief Operating Officer of TransDigm Inc. in October 2005 and was President of AeroControlex Group, then operated as a division of TransDigm Inc., from November 1998 through September 2005.

Mr. Riley was appointed Executive Vice President of TD Group and TransDigm Inc. in October 2009. From October 2005 through June 2007, Mr. Riley was President of AeroControlex Group, then operated as a division of TransDigm Inc. and upon its incorporation as a separate subsidiary through September 2009, Mr. Riley was President of AeroControlex Group Inc., a subsidiary of TransDigm Inc. From October 2003 through September 2005, he served as Director of Mergers & Acquisitions for TransDigm Inc. From February 1994 through September 2003, Mr. Riley served AeroControlex Group in various manufacturing, sales and management positions.

Mr. Rodriguez was appointed Executive Vice President—Mergers and Acquisitions in June 2006. Mr. Rodriguez served as Executive Vice President of TD Group from December 2005 to June 2006, Executive Vice President of TransDigm Inc. from October 2005 to June 2006 and was the President of MarathonNorco Aerospace, Inc., a wholly owned subsidiary of TransDigm Inc., from September 1999 through May 2006.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our chief executive officer, chief financial officer, president, division presidents, controllers, treasurer, and chief internal auditor). Please refer to the information set forth under the caption “Corporate Governance—Codes of Ethics & Whistleblower Policy” in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1301 East 9th Street, Suite 3000, Cleveland, Ohio 44114. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.

Nominations of Directors

The procedure by which stockholders may recommend nominees to our Board of Directors is set forth under the caption “Corporate Governance-Board Committees—Nominating and Corporate Governance Committee” in our Proxy Statement, which is incorporated herein by reference.

Audit Committee

The information regarding the audit committee of our Board of Directors and audit committee financial experts is set forth under the caption “Corporate Governance-Board Committees—Audit Committee” in our Proxy Statement, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed with Report

(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.1	Stock Purchase Agreement dated September 25, 2010 among McKechnie Holdings LLC, TransDigm Inc. and TransDigm Group Incorporated	Incorporated by reference to Form 8-K filed September 28, 2010 (File No. 001-32833)

3.1	Amended and Restated Certificate of Incorporation, filed March 14, 2006, of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to Form S-1 filed March 13, 2006 (File No. 333-130483)

3.2	Amended and Restated Bylaws of TransDigm Group Incorporated (as amended)	Incorporated by reference to Amendment No. 3 to Form S-1 filed March 13, 2006 (File No. 333-130483)

3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.6	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.7	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.8	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.9	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

3.10	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.11	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.12	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.13	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.14	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.15	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.16	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.17	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.18	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.19	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.20	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)

3.21	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.22	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.23	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.24	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.25	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.26	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.27	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.28	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.29	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.30	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.31	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.32	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.33	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

3.34	Bylaws of Avtech Corporation	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.35	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.36	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.37	Certificate of Incorporation, filed May 17, 2006, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.38	Certificate of Amendment of Certificate of Incorporation, filed January 19, 2007, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.39	Bylaws of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.40	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.41	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.42	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.43	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.44	Articles of Incorporation, filed February 6, 2006 of Bruce Industries, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.45	Bylaws of Bruce Industries, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.46	Certificate of Formation, filed September 30, 2010, of CEF Industries, LLC	Incorporated by reference to Form 10-K filed November 15, 2010 (File No. 001-32833)

3.47	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to Form 10-K filed November 15, 2010 (File No. 001-32833)

3.48	Certificate of Incorporation, filed September 20, 1960, of Aircraft Parts Corporation	Incorporated by reference to Form 10-Q filed February 4, 2009 (File No. 001-32833)

3.49	Bylaws of Aircraft Parts Corporation	Incorporated by reference to Form 10-Q filed February 4, 2009 (File No. 001-32833)

3.50	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace Inc.	Incorporated by reference to Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.51	Bylaws of Acme Aerospace Inc.	Incorporated by reference to Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.52	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to Form 8-K filed December 3, 2009 (File No. 001-32833)

3.53	Bylaws of Dukes Aerospace, Inc.	Incorporated by reference to Form 8-K filed December 3, 2009 (File No. 001-32833)

3.54	Certificate of Incorporation of Semco Instruments, Inc.	Incorporated by reference to Form 8-K filed September 7, 2010 (File No. 001-32833)

3.55	Amended and Restated Bylaws of Semco Instruments, Inc.	Incorporated by reference to Form 8-K filed September 7, 2010 (File No. 001-32833)

3.56	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.57	Bylaws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.58	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.59	Bylaws of McKechnie Aerospace DE, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.60	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.61	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.62	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.63	Certificate of Incorporation, filed December 11, 1998, of McKechnie US Holdings Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.64	Certificate of Amendment, filed May 11, 2007, to the Certificate of Incorporation of McKechnie Investments, Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.65	Amended and Restated Bylaws of McKechnie Aerospace Investments, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.66	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.67	Second Amended and Restated Limited Liability Agreement of Western Sky Industries, LLC	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.68	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.69	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.70	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.71	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.72	Bylaws of Hartwell Corporation	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.73	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.74	Bylaws of Texas Rotronics, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to Form S-1 filed March 13, 2006 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.2	Indenture, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to Form 8-K filed June 28, 2006 (File No. 001-32833)

4.3	Form of Supplemental Indenture to Indenture dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Filed herewith

4.4	Indenture, dated as of October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Incorporated by reference to Form 8-K filed October 6, 2009 (File No. 001-32833)

4.5	Form of Supplemental Indenture to Indenture dated October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee	Filed herewith

4.6	Indenture, dated as of December 14, 2010, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee incorporated by reference to Form 8-K filed September 23, 2011 (File No. 001-32833)	Incorporated by reference to Form 8-K filed December 15, 2010 (File No. 001-32833)

4.7	First Supplemental Indenture, dated as of September 22, 2011, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Form 8-K filed September 23, 2011 (File No. 001-32833)

4.8	Form 7 3/4% Senior Subordinated Notes due 2014	Included in Exhibit 4.2

4.9	Form 7 3/4% Senior Subordinated Notes due 2014	Included in Exhibit 4.4

4.10	Form 7 3/4% Senior Subordinated Notes due 2018	Included in Exhibit 4.6

4.11	Form of Notation of Guarantee	Included in Exhibit 4.6

10.1	Amended and Restated Employment Agreement, dated June 3, 2008, between W. Nicholas Howley and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed June 6, 2008 (File No. 001-32833)

10.2	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.3	Amended and Restated Employment Agreement, dated October 29, 2008, between Raymond Laubenthal and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed October 30, 2008 (File No. 333-130483)

10.4	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Raymond Laubenthal*	Incorporated by reference to Form 8’K filed February 25, 2011 (File No. 001-32833)

10.5	Amended and Restated Employment Agreement, dated October 29, 2008, between Gregory Rufus and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed October 30, 2008 (File No. 333-130483)

10.6	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Gregory Rufus*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.7	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.8	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and James Riley*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.9	Employment Agreement, Dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.10	Employment Agreement, Dated February 24, 2011, between TransDigm Group Incorporated and Albert Rodriguez*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.11	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.12	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

10.13	Letter, dated February 24, 2006, from David Barr, Member of the Compensation Committee of the Board of Directors of TransDigm Group Incorporated, to W. Nicholas Howley, Chief Executive Officer of TransDigm Group Incorporated*	Incorporated by reference to Amendment No. 2 to Form S-1 filed February 27, 2006 (File No. 333-130483)

10.14	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to Form 10-Q filed August 7, 2008 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.15	Amendment No. 3 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to Form 8-K filed April 28, 2009 (File No. 001-32833)

10.16	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the rollover options granted to such executive *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.17	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the time vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO) *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.18	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the performance vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO)*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.19	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the time vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)*	Incorporated by reference to Form 10-K filed November 28, 2006 (File No. 001-32833)

10.20	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the performance vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)*	Incorporated by reference to Form 10-K filed November 28, 2006 (File No. 001-32833)

10.21	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to Form S-1 filed March 13, 2006 (File No. 333-130483)

10.22	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.23	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to Schedule 14A filed June 6, 2008 (File No. 001-32833)

10.24	Form of Restricted Stock Award Agreement under TransDigm Group Incorporated 2006 Stock Incentive Plan	Incorporated by reference to Form 10-Q filed May 8, 2007 (File No. 001-32833)

10.25	Form of Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Form 8-K filed November 21, 2008 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.26	Form of Amendment to Stock Option Agreement made in January 2011 to options under 2008 stock incentive program	Incorporated by reference to Form 8-K filed January 18, 2011 (File No. 001-32833)

10.27	Form of Option Agreement under 2008 stock incentive program, incorporating amendments made in January 2011 (in the form of options granted in fiscal 2011)*	Incorporate by reference to Form 10-Q filed February 28, 2011 (File No. 001-32833)

10.28	Text of Option Amendments made in February 2011 (to options under 2003 Stock Option Plan and under 2008 stock incentive program)*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.29	Form of Option Agreement under 2008 stock incentive program (in the form of options granted in fiscal 2011 for re-loads)*	Incorporated by reference to Form 8-K filed March 7, 2011 (File No. 001-32833)

10.30	Text of Option Amendments made in April 2011 (to options under 2008 stock incentive program for optionees who received re-loads)*	Incorporated by reference to Form 8-K filed May 3, 2011 (File No. 001-82833)

10.31	Amended and Restated TD Holding Corporation Dividend Equivalent Plan*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.32	Second Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to Form 8-K filed April 28, 2009 (File No. 001-32833)

10.33	Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to Form 8-K filed October 6, 2009 (File No. 001-32833)

10.34	TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to Form 8-K filed June 6, 2008 (File No. 333-130483)

10.35	Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to Form 8-K filed April 28, 2009 (File No. 001-32833)

10.36	Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to Form 8-K filed October 6, 2009 (File No. 001-32833)

10.37	Amended and Restated Stock Option Agreement dated June 2004 between TransDigm Group Incorporated and Michael Graff	Incorporated by reference to Form 8-K filed October 6, 2009 (File No. 001-32833)

10.38	First Amendment to Amended and Restated Stock Option Agreement dated October 5, 2009 between TransDigm Group Incorporated and Michael Graff	Filed with Exhibit 10.27

10.39	Amended and Restated TransDigm Inc. Executive Retirement Savings Plan *	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.40	Tax Sharing Agreement, dated July 22, 2003, among TD Holding Corporation, TransDigm Holding Company, TransDigm Inc. and such direct and indirect subsidiaries of TD Holding Corporation that are listed on Exhibit A thereto	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed October 30, 2003 (File No. 333-10834006)

10.41	Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electrical Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to Form 8-K filed on June 28, 2006 (File No. 001-32833)

10.42	Amendment No. 1. Consent and Agreement, dated January 25, 2007, to the Credit Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and Bank of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, and Barclays Bank plc, General Electric Capital Corporation and UBS Securities LLC, as co-documentation agents	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed February 13, 2007 (File No. 333-130483)

10.43	Form of Joinder Agreement between the applicable subsidiaries and Credit Suisse, as administrative and collateral agent	Filed herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.44	Credit Agreement, dated as of December 6, 2010, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, UBS Securities LLC, Morgan Stanley Senior Funding, Inc. and Barclays Capital, as joint bookrunners, UBS Securities LLC, as syndication agent, and Mizuho Corporate Bank, Ltd. And PNC Capital Markets, LLC as co-documentation agents	Incorporated by reference to Form 8-K filed December 9, 2010 (File No. 001-32833)

10.45	Amendment No. 1, dated as of March 25, 2011, to Credit agreement dated as of December 6, 2010, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, as lenders, Credit Suisse AG, ad administrative agent and collateral agent, Credit Suisse securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, UBS Securities LLC, Morgan Stanley Senior Funding, Inc. and Barclays Capital, as joint bookrunners, UBS Securities LLC, as syndication agent, and Mizuho Corporate Bank, Ltd. And PNC Capital market LLC, as co-documentation agents	Incorporated by reference to Form 8-K filed March 28, 2011

10.46	Joinder Agreement dated as of December 6, 2010, among McKechnie Aerospace Holdings, Inc., McKechnie Aerospace DE, Inc., McKechnie Aerospace US LLC, McKechnie Aerospace Investments, Inc., Valley-Todeco, Inc., Hartwell Corporation, Western Sky Industries, LLC, Texas Rotronics, Inc. and Credit Suisse AG, as agent	Incorporated by reference to Form 8-K filed December 9, 2010 (File No. 001-32833)

10.47	Form of Joinder Agreement, dated as of September 22, 2011, between Schneller Holdings LLC, Schneller LLC, Schneller International Sales Corp. and Credit Suisse, as agent	Filed herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.48	Credit Agreement, dated as of February 14, 2011, amount TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, and Credit Suisse Securities (USA) LLC, as sole lead arrange and sole bookrunner	Incorporated by reference to Form 8-K filed February 15, 2011 (file No. 001-32833)

10.49	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to Form 8-K filed February 15, 2011 (file No. 001-32833)

10.50	Form of Joinder Agreement, dated as of September 22, 2011, between Schneller Holdings LLC, Schneller LLC, Schneller International Sales Corp. and Credit Suisse, as agent	Filed herewith

10.51	Supplement No. 1 dated as of September 22, 2011, to the Guarantee and Collateral Agreement, as amended and restated as of February 14, 2011, among Schneller Holdings LLC, Schneller LLC, Schneller International Sales Corp., and Credit Suisse AG, as agent	Incorporated by reference to Form 8-K filed March 28, 2011

10.52	Stock Purchase Agreement, dated January 28, 2011, among TransDigm Inc., McKechnie Aerospace (Europe) Ltd., McKechnie Aerospace Investments, Inc., and Alcoa Global Fasteners, Inc.	Incorporated by reference to Form 8-K filed February 1, 2011

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of TransDigm Group Incorporated	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Financial Statements and Notes to Consolidated Financial Statements formatted in XBRL.	Filed herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 18, 2011.

TRANSDIGM GROUP INCORPORATED

By:	/s/ Gregory Rufus
Name:	Gregory Rufus
Title:	Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of Board of Directors and Chief Executive Officer(Principal Executive Officer)	November 18, 2011

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 18, 2011

/s/ William Dries William Dries	Director	November 18, 2011

/s/ Mervin Dunn Mervin Dunn	Director	November 18, 2011

/s/ Michael Graff Michael Graff	Director	November 18, 2011

/s/ Sean P. Hennessy Sean P. Hennessy	Director	November 18, 2011

/s/ Douglas Peacock Douglas Peacock	Director	November 18, 2011

/s/ Robert J. Small Robert J. Small	Director	November 18, 2011

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED SEPTEMBER 30, 2011

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated at September, 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, “Summary of Significant Accounting Policies,” the Company adopted a change in the method of accounting in 2010 regarding the date of the Company’s annual goodwill and indefinite-lived intangible assets impairment test.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 18, 2011

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND 2010

(Amounts in thousands, except share amounts)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$376,183	$234,112
Trade accounts receivable—Net	189,293	134,461
Inventories	265,317	188,756
Deferred income taxes	30,844	15,200
Prepaid expenses and other	8,655	10,979

Total current assets	870,292	583,508
PROPERTY, PLANT AND EQUIPMENT—Net	150,800	99,613
GOODWILL	2,595,747	1,571,664
TRADEMARKS AND TRADE NAMES	344,942	187,556
OTHER INTANGIBLE ASSETS—Net	483,424	212,838
DEBT ISSUE COSTS—Net	59,007	18,649
OTHER	9,424	3,990

TOTAL ASSETS	$4,513,636	$2,677,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$15,500	$—
Accounts payable	62,110	44,226
Accrued liabilities	120,312	68,786
Income taxes payable	8,937	—

Total current liabilities	206,859	113,012
LONG-TERM DEBT	3,122,875	1,771,646
DEFERRED INCOME TAXES	310,451	168,588
OTHER NON-CURRENT LIABILITIES	62,502	31,593

Total liabilities	3,702,687	2,084,839

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 50,829,276 and 49,928,241 at September 30, 2011 and 2010, respectively	508	499
Additional paid-in capital	464,700	419,396
Retained earnings	364,260	192,126
Accumulated other comprehensive loss	(3,277)	(3,800)
Treasury stock, at cost; 494,100 shares at September 30, 2011 and 2010	(15,242)	(15,242)

Total stockholders’ equity	810,949	592,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,513,636	$2,677,818

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2011	2010	2009
NET SALES	$1,206,021	$827,654	$761,552
COST OF SALES	544,836	354,588	332,206

GROSS PROFIT	661,185	473,066	429,346
SELLING AND ADMINISTRATIVE EXPENSES	133,711	94,918	80,018
AMORTIZATION OF INTANGIBLE ASSETS	40,339	15,079	13,928

INCOME FROM OPERATIONS	487,135	363,069	335,400
REFINANCING COSTS	72,454	—	—
INTEREST EXPENSE—Net	185,256	112,234	84,398

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	229,425	250,835	251,002
INCOME TAX PROVISION	77,200	87,390	88,100

INCOME FROM CONTINUING OPERATIONS	152,225	163,445	162,902
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	19,909	—	—

NET INCOME	$172,134	$163,445	$162,902

NET INCOME APPLICABLE TO COMMON STOCK	$169,323	$133,132	$162,902

Net earnings per share—see Note 5:
Net earnings per share from continuing operations—basic and diluted	$2.80	$2.52	$3.10
Net earnings per share from discontinued operations—basic and diluted	0.37	—	—

Net earnings per share	$3.17	$2.52	$3.10

Cash dividends paid per common share	$—	$7.65	$—
Weighted-average shares outstanding:
Basic and diluted	53,333	52,923	52,539

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total
	Number of Shares	Common Stock				Number of Shares	Value
BALANCE—October 1, 2008	48,600,848	$486	$365,224	$287,745	$445	—	$—	$653,900
Treasury stock purchased	—	—	—	—	—	(494,100)	(15,242)	(15,242)
Compensation expense recognized for employee stock options	—	—	5,782	—	—	—	—	5,782
Excess tax benefits related to share-based payment arrangements	—	—	9,278	—	—	—	—	9,278
Exercise of employee stock options	842,750	8	8,337	—	—	—	—	8,345
Restricted stock compensation	—	—	31	—	—	—	—	31
Common stock issued	4,430	—	120	—	—	—	—	120
Comprehensive income (loss):
Net income	—	—	—	162,902	—	—	—	162,902
Interest rate swap, net of tax	—	—	—	—	(5,306)	—	—	(5,306)
Other comprehensive loss	—	—	—	—	(648)	—	—	(648)

Comprehensive income								156,948

BALANCE—September 30, 2009	49,448,028	494	388,772	450,647	(5,509)	(494,100)	(15,242)	819,162
Dividends paid	—	—	—	(404,868)	—	—	—	(404,868)
Unvested dividend equivalent payments	—	—	—	(17,098)	—	—	—	(17,098)
Compensation expense recognized for employee stock options	—	—	6,693	—	—	—	—	6,693
Excess tax benefits related to share-based payment arrangements	—	—	17,459	—	—	—	—	17,459
Exercise of employee stock options	477,776	5	6,356	—	—	—	—	6,361
Restricted stock compensation	—	—	11	—	—	—	—	11
Common stock issued	2,437	—	105	—	—	—	—	105
Comprehensive income (loss):
Net income	—	—	—	163,445	—	—	—	163,445
Interest rate swap, net of tax	—	—	—	—	2,467	—	—	2,467
Other comprehensive loss	—	—	—	—	(758)	—	—	(758)

Comprehensive income								165,154

BALANCE—September 30, 2010	49,928,241	499	419,396	192,126	(3,800)	(494,100)	(15,242)	592,979
Compensation expense recognized for employee stock options	—	—	12,568	—	—	—	—	12,568
Excess tax benefits related to share-based payment arrangements	—	—	23,411	—	—	—	—	23,411
Exercise of employee stock options	899,395	9	9,199	—	—	—	—	9,208
Restricted stock compensation	—	—	6	—	—	—	—	6
Common stock issued	1,640	—	120	—	—	—	—	120
Comprehensive income (loss):
Net income	—	—	—	172,134	—	—	—	172,134
Interest rate swaps, net of tax	—	—	—	—	(1,077)	—	—	(1,077)
Foreign currency translation adjustments	—	—	—	—	1,498	—	—	1,498
Other comprehensive income	—	—	—	—	102	—	—	102

Comprehensive income								172,657

BALANCE—September 30, 2011	50,829,276	$508	$464,700	$364,260	$(3,277)	(494,100)	$(15,242)	$810,949

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Years Ended September 30,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$172,134	$163,445	$162,902
Net income from discontinued operations	(19,909)	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,092	15,086	13,593
Amortization of intangible assets	40,368	15,079	13,928
Amortization of debt issue costs	9,842	7,578	3,251
Refinancing costs	72,454	—	—
Non-cash equity compensation	12,574	6,704	5,813
Excess tax benefits related to share-based payment arrangements	(23,411)	(17,459)	(9,278)
Deferred income taxes	8,888	1,900	8,800
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(15,150)	(17,721)	(346)
Inventories	(9,841)	2,893	(4,518)
Income taxes receivable/payable	(22,264)	13,094	3,933
Other assets	(2,700)	513	(2,335)
Accounts payable	4,383	4,933	8,808
Accrued and other liabilities	13,118	1,259	(7,439)

Net cash provided by operating activities	260,578	197,304	197,112

INVESTING ACTIVITIES:
Capital expenditures	(18,026)	(12,887)	(13,155)
Acquisition of businesses, net of cash acquired	(1,650,363)	(166,557)	(155,233)
Cash proceeds from sales of discontinued operations	271,361	—	—
Cash proceeds from sale of real estate	—	2,885	—

Net cash used in investing activities	(1,397,028)	(176,559)	(168,388)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	23,411	17,459	9,278
Proceeds from exercise of stock options	9,208	6,361	8,345
Dividends paid	(2,811)	(404,868)	—
Treasury stock purchased	—	—	(15,242)
Proceeds from new senior secured credit facility—net	1,500,048	—	—
Repayment on new senior secured credit facility	(11,625)	—	—
Proceeds from senior subordinated notes due 2018—net	1,582,184	—	—
Proceeds from senior subordinated notes due 2014—net	—	404,248	—
Repurchase of senior subordinated notes due 2014	(1,041,894)	—	—
Repayment of existing senior secured credit facility	(780,000)	—	—

Net cash provided by financing activities	1,278,521	23,200	2,381

NET INCREASE IN CASH AND CASH EQUIVALENTS	142,071	43,945	31,105

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	234,112	190,167	159,062

CASH AND CASH EQUIVALENTS, END OF PERIOD	$376,183	$234,112	$190,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$155,849	$97,713	$82,247

Cash paid during the period for income taxes	$88,367	$72,498	$75,306

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

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

Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, engineered interior surfaces and lighting and control technology.

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

Schneller Holdings—On August 31, 2011, TransDigm Inc. acquired all of the outstanding equity interests in Schneller Holdings LLC (“Schneller”) for approximately $288.5 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Schneller designs and manufactures proprietary, highly engineered laminates, thermoplastics, and non-textile flooring for use primarily on side walls, lavatories, galleys, bulkheads and cabin floors for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $195 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Talley Actuation—On December 31, 2010, AeroControlex Group, Inc., a wholly owned subsidiary of TransDigm Inc., acquired the actuation business of Telair International Inc. (“Talley Actuation”), a wholly-owned subsidiary of Teleflex Incorporated, for approximately $93.6 million in cash, which includes a purchase price adjustment of $0.3 million received in the third quarter of fiscal 2011. Talley Actuation manufactures proprietary, highly engineered electro-mechanical products and other components for commercial and military aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $70 million of goodwill recognized for the acquisition will be deductible for tax purposes.

McKechnie Aerospace Holdings, Inc.—On December 6, 2010, TransDigm Inc. acquired all of the outstanding stock of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), for approximately $1.27 billion in cash, which includes a purchase price adjustment of $0.3 million paid in the third quarter of fiscal 2011. McKechnie Aerospace, through its subsidiaries, is a leading global designer, producer and supplier of aerospace components, assemblies and subsystems for commercial aircraft, regional/business jets, military fixed wing and rotorcraft. Some of the businesses acquired as part of McKechnie Aerospace have been divested. See Note 21 to the Consolidated Financial Statements. The remaining products fit well with TransDigm’s overall business direction.

The Company financed the McKechnie Aerospace acquisition, repaid borrowings under the previous senior secured credit facility and redeemed outstanding 7 3/4% Senior Subordinated Notes due 2014 through a combination of the offering of $1.60 billion of 7 3/4% Senior Subordinated Notes due 2018 and new term loan borrowings of $1.55 billion due 2017. See Note 11 to the Consolidated Financial Statements.

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. The consolidated balance sheet at September 30, 2011 reflects the preliminary purchase price allocation for the business; therefore, the values attributed to the assets acquired and liabilities assumed in the consolidated financial statements are subject to adjustment. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill.

The following table summarizes the preliminary purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands).

Assets acquired:
Current assets, excluding cash acquired	$109,305
Property, plant and equipment	48,997
Intangible assets	433,000
Goodwill	864,004

Total assets acquired	$1,455,306

Liabilities assumed:
Current liabilities	$42,186
Deferred tax liabilities	115,591
Other noncurrent liabilities	31,837

Total liabilities assumed	$189,614

Net assets acquired	$1,265,692

The Company expects that the approximately $864.0 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The results of operations of McKechnie Aerospace are included in the Company’s consolidated financial statements from the date of the transaction. The Company recorded net sales of $212.2 million from the date of acquisition through September 30, 2011. It is impracticable to determine a meaningful measure of the earnings of the acquired business from the date of acquisition through September 30, 2011 because certain McKechnie Aerospace plant facilities have been integrated into other TransDigm operations. Had the McKechnie acquisition and related financing transactions occurred at the beginning of the fiscal year ended September 30, 2010, unaudited pro forma consolidated results for the years ended September 30, 2011 and 2010 would have been as follows (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2011	2010
Net sales	$1,247,386	$1,033,059

Net income applicable to common stock from continuing operations	$217,575	$44,614

Net earnings per share from continuing operations:
Basic and diluted	$4.08	$0.84

The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of McKechnie Aerospace and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of October 1, 2009. The pro forma results for the fiscal year ended September 30, 2010 reflect the business combination accounting effects from the acquisition including amortization charges from the acquired intangible assets, inventory purchase accounting adjustments charged to cost of sales as the inventory is sold, increase in interest expense associated with debt incurred to fund the acquisition, refinancing costs associated with the refinancing of the Company’s entire debt structure and acquisition-related transaction costs. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

Semco Instruments—On September 3, 2010, TransDigm Inc. completed the acquisition of Semco Instruments, Inc. (“Semco Instruments”) for approximately $73.6 million in cash, which includes a purchase price adjustment of $3.0 million paid in the first quarter of fiscal 2011. Semco Instruments manufactures proprietary, highly engineered components for major turbo-prop, turbo-fan, and turbo-shaft engines, which are primarily used on helicopters, business jets and selected regional airplanes. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $41 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Dukes Aerospace—On December 2, 2009, Dukes Aerospace, Inc., a newly formed, wholly owned subsidiary of TransDigm Inc., acquired substantially all of the aerospace related assets and certain liabilities from Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $95.5 million in cash, which includes a purchase price adjustment of $0.2 million received in the third quarter of fiscal 2011. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. The initial purchase price allocation included a fair value liability of $8.0 million recorded for the potential earn-out payments. During the third quarter of fiscal 2011, the Company reversed $3.0 million of the earn-out liability based on lower growth projections relative to the required growth targets for the last three years of the four-year earn-out arrangement. The reversal of earn-out liability is included in selling and administrative expenses in the consolidated statements of income for the fiscal year ended September 30, 2011. The Dukes Aerospace business supplies proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $64 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Woodward HRT Product Line—On August 10, 2009, AeroControlex Group, Inc., a wholly owned subsidiary of TransDigm Inc., acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company (“Woodward HRT product line”) for approximately $48.7 million in cash, which includes a purchase price adjustment of $0.7 million paid in February 2010. The product line comprises a range of highly engineered fuel and pneumatic valves and surge suppressors, the majority of which are used on military rotary and fixed wing aircraft, all of which fit well with TransDigm’s overall business direction. Woodward Governor recently acquired this business as part of its acquisition of HR Textron, Inc. The Company expects that the $27 million of goodwill recognized for the acquisition will be deductible for tax purposes.

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

The Company accounted for the acquisitions of McKechnie Aerospace, Schneller, Talley Actuation, Semco Instruments, Dukes Aerospace, the Woodward HRT product line, Acme and APC, (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Schneller and, therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions of Schneller, Talley Actuation, Semco Instruments, Dukes Aerospace, the Woodward HRT product line, Acme and APC had they occurred at the beginning of the applicable fiscal year ended September 30, 2011 or 2010, are not significant and, accordingly, are not provided.

The Acquisitions strengthen and expand the Company’s position to design, produce and supply highly-engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, improving our cost structure, and providing highly engineered value-added products to customers). The purchase price paid for each acquisition reflects the current earnings before interest, taxes, depreciation and amortization (EBITDA) and cash flows, as well as, the future EBITDA and cash flows expected to be generated by the business, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 30 years.

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

Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the years ended September 30, 2011, 2010 and 2009 was approximately $19.3 million, $13.9 million, and $12.6 million, respectively.

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

Inventories—Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries, Inc. which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 5% of the inventory was valued under the LIFO method at September 30, 2011. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: land improvements from 10 to 20 years, buildings and improvements from 5 to 30 years, machinery and equipment from 2 to 10 years and furniture and fixtures from 3 to 10 years.

Property, plant and equipment is assessed for potential impairment whenever indicators of impairment are present by determining whether the carrying value of the property can be recovered through projected, undiscounted cash flows from future operations over the property’s remaining estimated useful life. Any impairment recognized is the amount by which the carrying amount exceeds the fair value of the asset.

Debt Issue Costs, Premiums and Discounts—The cost of obtaining financing as well as premiums and discounts are amortized using the effective interest method over the terms of the respective obligations/securities.

Intangible Assets—Intangible assets consist of identifiable intangibles acquired or recognized in accounting for the acquisitions (trademarks, trade names, technology, order backlog and a license agreement) and goodwill. Goodwill and intangible assets that have indefinite useful lives (trademarks and trade names) are subject to annual impairment testing. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques.

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

The Company assesses the recoverability of its amortizable intangible assets only when indicators of impairment are present by determining whether the amortization over their remaining lives can be recovered through projected, undiscounted cash flows from future operations. Amortization of amortizable intangible assets is computed using the straight-line method over the following estimated useful lives: technology from 20 to 22 years, order backlog over one year, and a license agreement over 20 years.

Prior to fiscal 2010, the annual impairment test of goodwill and indefinite-lived intangible assets was performed as of the last day of our fourth quarter. During fiscal 2010, the measurement date was changed to the first day of the fourth fiscal quarter. As a result of our growth and increase in the number of reporting units, we believe the change in our measurement date is preferable in order to provide additional time to quantify the fair value of our reporting units and to evaluate the results of the impairment testing.

Stock Option Plans—The Company records stock-based compensation measured using the fair value method of accounting. Compensation expense is recorded over the vesting periods of the options.

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

Comprehensive Income (Loss)—The term “comprehensive income (loss)” represents the change in stockholders’ equity from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s accumulated other comprehensive income or loss, consisting principally of fair value adjustments to its interest rate swaps (net of tax), cumulative foreign currency translation adjustments and pension liability adjustments (net of tax), is reported separately in the accompanying consolidated statements of changes in stockholders’ equity. See Note 20 to the Consolidated Financial Statements.

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

In May 2011, the Financial Accounting Standard Board (“FASB”) issued authoritative accounting guidance included in Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement.” This guidance amends the requirements for measuring fair value and disclosing information about fair value measurements and is effective for the Company during the first quarter of fiscal 2012. Upon adoption, the Company does not expect this standard to have a material impact on its financial condition or results of operations.

In June 2011, the FASB issued authoritative accounting guidance included in ASC Topic 220, “Comprehensive Income.” This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company is currently evaluating which method it will utilize to present items of net income and other comprehensive income. This presentation guidance is effective for the Company on October 1, 2012.

In September 2011, the FASB issued authoritative accounting guidance included in ASC Topic 350, “Intangibles—Goodwill and Other”. This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for the Company for its annual goodwill impairment testing for the year ending September 30, 2013.

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2011	2010	2009

Numerator for earnings per share:
Net income from continuing operations	$152,225	$163,445	$162,902
Less dividends paid on participating securities	(2,811)	(30,313)	—

	149,414	133,132	162,902
Net income from discontinued operations	19,909	—	—

Net income applicable to common stock—basic and diluted	$169,323	$133,132	$162,902

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	49,888	49,171	48,481
Vested options deemed participating securities	3,445	3,752	4,058

Total shares for basic and diluted earnings per share	53,333	52,923	52,539

Net earnings per share from continuing operations—basic and diluted	$2.80	$2.52	$3.10
Net earnings per share from discontinued operations—basic and diluted	0.37	—	—

Net earnings per share	$3.17	$2.52	$3.10

6.	SALES AND TRADE ACCOUNTS RECEIVABLE

Sales—The Company’s sales and receivables are concentrated in the aerospace industry. TransDigm’s customers include: distributors of aerospace components; commercial airlines, large commercial transport and regional and business aircraft OEMs; various armed forces of the United States and friendly foreign governments; defense OEMs; system suppliers; and various other industrial customers.

One customer accounted for approximately 14%, 14% and 13% of the Company’s net sales for the years ended September 30, 2011, 2010 and 2009, respectively. Export sales to customers, primarily in Western Europe, Canada and Asia, were $305.5 million during fiscal 2011, $170.6 million during fiscal 2010 and $150.4 million during fiscal 2009.

Information concerning the Company’s net sales by its major product offerings is as follows for the periods indicated below (in thousands):

	Years Ended September 30,
	2011	2010	2009
Mechanical/electro-mechanical actuators and controls	$168,530	$124,574	$123,193
Ignition systems, engine sensors, harnesses and related components	153,919	111,834	96,758
Engineered latching and locking devices	150,111	33,746	34,663
Specialized valves	102,664	95,946	55,357
Rods and locking devices	99,556	31,438	29,328
AC/DC electric motors and generators	84,213	57,410	66,584
Specialized pumps	72,116	66,893	71,645
Power conditioning devices	58,683	57,917	57,957
Engineered connectors	57,803	43,945	46,697
NiCad batteries/chargers	57,757	45,583	25,337
Power, lighting and control	55,327	44,849	40,291
Audio systems	44,614	36,870	33,112
Lavatory hardware	38,280	27,753	27,825
Specialized cockpit displays	27,405	27,851	30,861
Elastomers	24,141	21,045	21,944
Other	10,902	—	—

Total	$1,206,021	$827,654	$761,552

Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2011	2010
Trade accounts receivable—gross	$192,166	$136,731
Allowance for uncollectible accounts	(2,873)	(2,270)

Trade accounts receivable—net	$189,293	$134,461

At September 30, 2011, approximately 10% of the Company’s trade accounts receivable was due from one customer. In addition, approximately 30% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

7.	INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2011	2010
Raw materials and purchased component parts	$160,402	$112,249
Work-in-progress	85,612	61,487
Finished Goods	43,192	31,251

Total	289,206	204,987
Reserves for excess and obsolete inventory and LIFO	(23,889)	(16,231)

Inventories—net	$265,317	$188,756

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2011	2010
Land and improvements	$40,912	$29,734
Buildings and improvements	58,692	43,314
Machinery, equipment and other	137,124	99,052
Construction in progress	8,250	5,012

Total	244,978	177,112
Accumulated depreciation	(94,178)	(77,499)

Property, plant and equipment—net	$150,800	$99,613

9.	INTANGIBLE ASSETS

Intangibles assets subject to amortization consist of the following at September 30 (in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$546,726	$75,426	$471,300	$257,913	$52,781	$205,132
Order backlog	24,799	17,895	6,904	23,613	21,883	1,730
License agreement	9,373	4,336	5,037	9,373	3,804	5,569
Other	1,600	1,417	183	1,600	1,193	407

Total	$582,498	$99,074	$483,424	$292,499	$79,661	$212,838

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense:

Years ended September 30,
2011	$40,368
2010	15,079
2009	13,928

Estimated Amortization Expense:

Years ending September 30,
2012	$34,458
2013	27,561
2014	27,561
2015	27,561
2016	27,561

Intangible assets acquired during the year ended September 30, 2011 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$1,129,145	None
Trademarks and trade names	174,600	None
Intangible assets subject to amortization:
Technology	314,900	20 years
Order backlog	24,754	1 year

	339,654	18.6 years

Total	$1,643,399

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2010 and 2011 were as follows (in thousands):

Balance at September 30, 2009	$1,462,310
Goodwill acquired during the year (Note 2)	107,065
Other	2,289

Balance at September 30, 2010	1,571,664
Goodwill acquired during the year (Note 2)	1,129,145
Divestitures (Note 21)	(103,880)
Other	(1,182)

Balance at September 30, 2011	$2,595,747

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30 (in thousands):

	2011	2010
Compensation and related benefits	$24,824	$18,146
Interest	37,065	17,747
Product warranties	8,722	8,345
Other	49,701	24,548

Total	$120,312	$68,786

Product Warranties—The Company provides limited warranties in connection with the sale of its products. The warranty period for products sold, which varies among the Company’s operations, is typically less than two years but can be in the range from 90 days to six years. A provision for the estimated cost to repair or replace the products is recorded at the time of sale and periodically adjusted to reflect actual experience. The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Years Ended September 30,
	2011	2010	2009
Liability balance at beginning of period	$8,345	$9,419	$6,255
Product warranty provision	2,217	880	3,921
Warranty costs incurred	(2,501)	(2,457)	(3,004)
Acquisitions	661	503	2,247

Liability balance at end of period	$8,722	$8,345	$9,419

11.	DEBT

The Company’s long-term debt consists of the following at September 30 (in thousands):

	2011	2010
Term loans	$1,538,375	$780,000
Senior Subordinated Notes due 2018	1,600,000	—
Senior Subordinated Notes due 2014	—	991,646

	3,138,375	1,771,646
Less current portion	15,500	—

Long-term debt	$3,122,875	$1,771,646

Revolving Credit Facility and Term Loan—In December 2010, TD Group’s wholly owned subsidiary, TransDigm Inc., entered into a senior secured credit facility, which consisted of a $1.55 billion term loan facility and a $245 million revolving credit facility (collectively, the “Existing Senior Secured Credit Facility”). The proceeds of the term loan were used to pay the purchase price of and related transaction expenses associated with the acquisition of McKechnie Aerospace and repay a portion of the amounts outstanding under the previous senior secured credit facility. The remaining amount of the previous senior secured credit facility was repaid from a portion of the 7 3/4% Senior Subordinated Notes due 2018 (the “2018 Notes”) proceeds.

On February 14, 2011, TransDigm Inc. entered into a new senior secured credit facility which provides for a $1.55 billion term loan facility (the “New Senior Secured Credit Facility”), which was fully drawn on February 14, 2011. The New Senior Secured Credit Facility replaced the term loan under the Existing Senior Secured Credit Facility and modified certain terms of the original agreement including extending the maturity date of the term loan and modifying the interest rate provisions.

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

At September 30, 2011, the Company had $8.0 million letters of credit outstanding and $237.0 million of borrowings available under the Existing Senior Secured Credit Facility, as amended. Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015.

Under the New Senior Secured Credit Facility, the term loan matures in February 2017. The term loan under the New Senior Secured Credit Facility requires quarterly principal payments of $3.9 million that began on March 31, 2011.

The interest rates per annum applicable to the term loan under the New Senior Secured Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 1%. At September 30, 2011, the applicable interest rate on the term loan was 4.0%.

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

The credit facilities contain certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm, incur or suffer to exist liens securing indebtedness, consolidate, merge or transfer all or substantially all of their assets, and engage in transactions with affiliates. At September 30, 2011, TransDigm was in compliance with all of the covenants contained in the credit facilities.

The term loan under the New Senior Secured Credit Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as therein defined), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ending September 30, 2012, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. In addition, if, prior to February 14, 2012, the principal amount of the term loans are (i) prepaid substantially concurrently with the incurrence by TD Group, TransDigm or any of its subsidiaries of new bank loans that have an effective yield lower than the yield in effect on the term loans so prepaid or (ii) received by a lender due to a mandatory assignment following the failure of such lender to consent to an amendment of the New Senior Secured Credit Facility that has the effect of reducing the effective interest rate with respect to the term loans, such prepayment or receipt shall be accompanied by a premium of 1.0%.

Senior Subordinated Notes—In December 2010, TransDigm issued $1.6 billion in aggregate principal amount of its 2018 Notes at an issue price of 100% of the principal amount. The 2018 Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the indenture governing the 2018 Notes. Interest under the 2018 Notes is payable semi-annually.

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

The Company recorded refinancing costs of $72.5 million during the fiscal year ended September 30, 2011 representing charges resulting from the refinancing of TransDigm’s entire debt structure. The charge for the fiscal year ended September 30, 2011 consisted of the premium of $41.9 million paid to redeem the 2014 Notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.9 million.

At September 30, 2011, future maturities of long-term debt are as follows (in thousands):

Years ended September 30,
2012	$15,500
2013	15,500
2014	15,500
2015	15,500
2016	15,500
Thereafter	3,060,875

$3,138,375

Special Cash Dividend Payment—In October 2009, TransDigm made a special cash dividend to its stockholders of $7.65 per share and cash dividend equivalents payments (“Dividend Equivalent Payments”) to holders of options to purchase its common stock from the net proceeds of the $425 million Senior Subordinated Notes due 2014 issued in October 2009. After the payment of debt issue fees and expenses, the net proceeds amounted to approximately $404.5 million. The special cash dividend and Dividend Equivalent Payments of $404.9 million were paid in the first quarter of fiscal 2010 and Dividend Equivalent Payments of $2.8 million were paid in the first quarter of fiscal 2011. The $425 million of 2014 Notes were included in the tender offer made in conjunction with the 2018 Notes issuance.

12.	RETIREMENT PLANS

Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2011, 2010 and 2009 was approximately $3.5 million, $2.6 million and $2.4 million, respectively.

Defined Benefit Pension Plans—The Company has three non-contributory defined benefit pension plans. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans.

The Company has two qualified, non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The plan assets as of September 30, 2011 and 2010 were approximately $6.7 million. The Company’s accumulated benefit obligation for its defined benefit pension plans at September 30, 2011 and 2010 was $9.7 million and $9.6 million, respectively. The total liability recognized at September 30, 2011 and 2010 was $3.0 million and

$2.9 million, respectively. The net periodic pension cost recognized in the Consolidated Statements of Income was $0.4 million for the year ended September 30, 2011 and $0.3 million for the years ended September 30, 2010 and 2009.

The Company has a non-qualified, non-contributory defined benefit pension plan, which covers certain retired employees of a business acquired during the year ended September 30, 2011. The plan is unfunded and provides defined benefits based on the final average salary of the employees as defined in the plan. The projected benefit obligation for this defined benefit pension plan and the total liability recognized in the Consolidated Balance Sheet at September 30, 2011 was approximately $7.9 million.

13.	INCOME TAXES

The Company’s income tax provision on income from continuing operations consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2011	2010	2009
Current
Federal	$50,105	$78,591	$71,700
State	7,109	6,899	7,600
Foreign	1,310	—	—

	58,524	85,490	79,300

Deferred	18,676	1,900	8,800

	$77,200	$87,390	$88,100

The differences between the income tax provision on income from continuing operations at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2011	2010	2009
Tax at statutory rate of 35%	$80,299	$87,792	$87,851
State and local income taxes, net of federal benefit	3,576	4,298	5,524
Domestic manufacturing deduction	(2,772)	(3,981)	(4,280)
Research and development credits	(2,303)	(300)	(1,650)
Other—net	(1,600)	(419)	655

Income tax provision	$77,200	$87,390	$88,100

The components of the deferred taxes consist of the following at September 30 (in thousands):

	2011	2010
Deferred tax assets:
Net operating losses	$16,500	$6,125
Employee benefits, compensation and other accrued obligations	16,059	11,186
Inventory	10,715	4,960
Environmental	7,412	—
Product warranties	3,534	3,121
Interest rate swaps	2,087	1,440
Other accrued liabilities	4,692	3,688

Total	60,999	30,520
Less: Valuation allowance	(15,874)	(6,097)

Total deferred tax assets	45,125	24,423

Deferred tax liabilities:
Intangible assets	302,273	163,122
Property, plant and equipment	22,459	13,563
Other	—	1,126

Total deferred tax liabilities	324,732	177,811

Total net deferred tax liabilities	$279,607	$153,388

At September 30, 2011, the Company had state and United Kingdom net tax loss carryforwards which generate a tax benefit of approximately $16.5 million that expire in various years from 2013 to 2031. A valuation allowance has been established equal to the amount of the net operating losses that the Company believes will not be utilized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Malaysia, Mexico, France, Singapore and the United Kingdom. The Company is subject to U.S. federal examination for the 2008, 2009 and 2010 years.

The Company has not provided an estimate for any U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries that might be payable if these earnings were repatriated since the Company considers these amounts to be permanently reinvested.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010
Balance at beginning of period	$1,832	$3,253
Additions based on tax positions related to the current year	129	40
Reductions for tax positions of prior years	(760)	(1,461)
Acquisitions	6,367	—

Balance at end of period	$7,568	$1,832

Unrecognized tax benefits at September 30, 2011 and 2010, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $7.0 million and $1.3 million, respectively. The Company classifies all income tax related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2011, 2010 and 2009. As of September 30, 2011 and 2010, the Company accrued $1.2 million and $1.0 million, respectively, for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2012.

14.	ENVIRONMENTAL LIABILITIES

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

The Company’s consolidated balance sheet includes the following for environmental remediation obligations (in thousands):

September 30, 2011
Accrued liabilities	$1,000
Other non-current liabilities	18,888

Total	$19,888

15.	CAPITAL STOCK

Capital Stock—Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock outstanding at September 30, 2011 and 2010 was 50,829,276 and 49,928,241, respectively. There were no shares of preferred stock outstanding at September 30, 2011 and 2010. The terms of the preferred stock have not been established.

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. At September 30, 2011, no shares were repurchased under this program. The program replaces the repurchase program announced on October 23, 2008, under which the Company previously repurchased 494,100 shares of its common stock at a gross cost of approximately $15.2 million.

16.	STOCK-BASED COMPENSATION

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

The following table shows the expense recognized by the Company for stock-based compensation (in thousands):

	Fiscal Years Ended September 30,
	2011	2010	2009
Stock option compensation expense:
Performance vested stock options	$12,568	$6,693	$5,695
Time vested stock options	—	—	87
Restricted stock award amortization	6	11	31

	$12,574	$6,704	$5,813

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2011, 2010 and 2009 was $33.51, $18.83 and $10.45, respectively.

Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2011, there was approximately $17.0 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of three years.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2011	2010	2009
Risk-free interest rate	1.67% to 2.53%	2.45% to 2.96%	1.82% to 2.68%
Expected life of options	6 years	6 years	6 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	40%	40%	35%

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

The total fair value of shares vested during fiscal years ended September 30, 2011, 2010, and 2009 was $7.8 million, $4.6 million and $4.9 million, respectively.

2006 Stock Incentive Plan

In conjunction with the consummation of the initial public offering, a 2006 stock incentive plan was adopted by TD Group. In July 2008 and March 2011, the plan was amended to increase the number of shares available for issuance thereunder. TD Group has reserved 8,119,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. Awards under the plan may be in the form of options, restricted stock or other stock-based awards. Options granted under the plan will expire no later than the tenth anniversary of the applicable date of grant of the options, and will have an exercise price of not less than the fair market value of our common stock on the date of grant. Restricted stock granted under the plan vests over three years.

On February 24, 2011, the 2006 stock incentive plan was amended to add a market based “sweep,” on all outstanding options under the 2006 stock incentive plan which provides that all options will accelerate and become fully vested if the closing price of the Company’s common stock exceeds $160 per share on any 60 trading days during any consecutive 12-month period.

During the fiscal year ended September 30, 2011, 1,420 shares of common stock were issued with a weighted-average grant date fair value of $84.30.

Restricted Stock—The following table summarizes activity for restricted stock awards for the fiscal year ended September 30, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at September 30, 2010	264	$37.97
Granted	—	—
Vested	(220)	37.97
Forfeited	(44)	37.97

Outstanding at September 30, 2011	—	$—

Performance Vested Stock Options—All of the options granted through September 30, 2011 under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2011:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	2,979,825	$28.89
Granted	1,786,250	79.55
Exercised	(32,848)	30.62
Forfeited	(97,142)	57.18

Outstanding at September 30, 2011	4,636,085	$47.80	8.0 years	$157,024,199

Expected to vest	1,769,386	$42.39	7.8 years	$69,500,110

Exercisable at September 30, 2011	1,327,095	$30.98	8.0 years	$67,270,446

At September 30, 2011, 3,400,151 remaining shares were available for award under TD Group’s 2006 stock incentive plan.

2003 Stock Option Plan

Certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. Upon the closing of the acquisition of the Company by Warburg Pincus in 2003, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holdings. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of common stock of TD Group (after giving effect to the 149.60 for 1.00 stock split effected on March 14, 2006). All rollover options granted were fully vested on the date of grant. In addition to shares of common stock reserved for issuance upon the exercise of rollover options, an aggregate of 5,469,301 shares of TD Group’s common stock were reserved for issuance upon the exercise of new management options. In general, approximately 20% of all new management options vested based on employment service or a change in control. These time vested options have a graded vesting schedule of up to four years. Approximately 80% of all new management options vested (i) based upon the satisfaction of specified performance criteria, which is annual and cumulative EBITDA As Defined targets through 2008, or (ii) upon the occurrence of a change in control if the Investor Group (defined as Warburg Pincus and the other initial investors in TD Group) received a minimum specified rate of return. Unless terminated earlier, the options expire ten years from the date of grant. All of the outstanding performance options were vested as of September 30, 2011.

TD Group has reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, 9,261,624 of which had been issued as of September 30, 2011.

Time Vested Stock Options—The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the fiscal year ended September 30, 2011:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	703,129	$10.11
Granted	—	—
Exercised	(128,104)	9.11
Forfeited	—	—

Outstanding at September 30, 2011	575,025	$10.33	2.6 years	$41,022,284

Exercisable at September 30, 2011	575,025	$10.33	2.6 years	$41,022,284

Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2011:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	2,166,628	$11.43
Granted	—	—
Exercised	(645,443)	10.40
Forfeited	—	—

Outstanding at September 30, 2011	1,521,185	$11.87	3.0 years	$106,178,713

Exercisable at September 30, 2011	1,521,185	$11.87	3.0 years	$106,178,713

Rollover Option Awards—The following table summarizes the activity, pricing and other information for the Company’s rollover option award activity during the fiscal year ended September 30, 2011:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	117,436	$4.00
Granted	—	—
Exercised	(33,000)	5.35
Forfeited	—	—

Outstanding at September 30, 2011	84,436	$3.47	0.8 years	$6,602,895

Exercisable at Septmeber 30, 2011	84,436	$3.47	0.8 years	$6,602,895

The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2011, 2010 and 2009 was $63.0 million, $19.0 million and $26.4 million, respectively.

Options Not Pursuant to a Shareholder Approved Plan

In addition to the stock options issued under the 2003 stock option plan and 2006 stock incentive plan, two members of the Company’s Board of Directors were also granted stock options of TD Group. Of the 134,040 options issued under these agreements, 48,096 remain outstanding with an exercise price of $6.68. All of such options were vested as of September 30, 2011.

Dividend Equivalent Plans

Pursuant to the Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan and the Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, all of the options granted under the 2003 stock option plan and the 2006 stock incentive plan are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company. Options granted outside the plans to directors are also entitled to comparable dividend equivalents. The Company declared a special dividend of $7.65 per share in October 2009. See Note 11. As a result, holders of outstanding vested options received dividend equivalents of approximately $33.1 million in the aggregate. In addition, to the extent unvested options outstanding on the dividend declaration date vest, such options will be entitled to receive a dividend equivalent payment in the amount of $7.65 per share at the time of vesting.

17.	LEASES

TransDigm leases certain manufacturing facilities, equipment and vehicles with rental payments required through December 2020. Rental expense during the years ended September 30, 2011, 2010 and 2009 was $5.9 million, $4.2 million and $3.3 million, respectively.

Future minimum rental commitments at September 30, 2011 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $4.7 million in fiscal 2012, $3.3 million in fiscal 2013, $2.6 million in fiscal 2014, $1.8 million in fiscal 2015, $1.4 million in fiscal 2016, and $5.9 million thereafter.

18.	FAIR VALUE MEASUREMENTS

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

The following summarizes the carrying amounts and fair values of financial instruments as of September 30 (in thousands):

	Level	2011		2010
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$376,183	$376,183	$234,112	$234,112
Liabilities:
Interest rate swaps(1)	2	5,600	5,600	—	—
Interest rate swap(2)	2	—	—	3,865	3,865
Long-term debt:
Term loans	2	1,538,375	1,496,000	780,000	762,000
7 3/4% Senior Subordinated Notes due 2018	1	1,600,000	1,616,000	—	—
7 3/4% Senior Subordinated Notes due 2014	1	—	—	991,646	1,010,000

(1)	Included in Other non-current liabilities on the Consolidated Balance Sheet.
(2)	Included in Accrued liabilities on the Consolidated Balance Sheet.

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

19.	DERIVATIVES AND HEDGING ACTIVITIES

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

Interest rate swap agreements are used to manage interest rate risk associated with floating-rate borrowings under our New Senior Secured Credit Facility. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under GAAP. For these hedges, the effective portion of the gain or loss from the financial instruments is initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affects earnings.

At September 30, 2011, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

At September 30, 2010, an agreement was in place to swap variable interest rates on the previous senior secured credit facility for a fixed interest rate on a notional amount of $300 million through March 23, 2011. This interest rate swap agreement effectively converted the variable rate interest on the notional amount of the previous senior secured credit facility to a fixed rate of 5.04% (3.04% plus the 2% margin percentage) over the term of the agreement. The interest rate swap agreement was terminated in December 2010 in conjunction with the repayment of the outstanding term loan balance under the previous senior secured credit facility.

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at September 30 (in thousands):

	2011	2010
Interest rate swap agreements, net of taxes of $2.1 million for 2011 and $1.4 million for 2010	$(3,500)	$(2,423)
Cumulative foreign currency translation adjustments	1,795	297
Pension liability adjustments, net of taxes of $1.0 million for 2011 and 2010	(1,572)	(1,674)

Total	$(3,277)	$(3,800)

21.	DISCONTINUED OPERATIONS

On March 9, 2011, the Company completed the divestiture of its fastener business for approximately $239.6 million in cash, subject to adjustments based on the level of working capital as of the closing date. The Company recorded a gain on sale of the fastener business of approximately $23.6 million, net of tax of $56.5 million. This business, which was acquired as part of the McKechnie Aerospace acquisition, is made up of Valley-Todeco, Inc. and Linread Ltd. The business designs and manufactures fasteners, fastening systems and bearings for commercial, military and general aviation aircraft.

On April 7, 2011, the Company completed the divestiture of Aero Quality Sales (“AQS”) to Satair A/S for approximately $31.8 million in cash, which includes a $1.8 million working capital adjustment received in the third quarter of fiscal 2011. The Company recorded a loss on the sale of AQS of approximately $1.6 million, net of tax of $6.2 million. AQS, which was acquired as part of the McKechnie Aerospace acquisition, is a distributor and service center of aircraft batteries and battery support equipment. The Company’s Chairman and Chief Executive Officer, W. Nicholas Howley, was a director of Satair A/S from 2006 through October 2011.

The sales of the fastener business and AQS have been accounted for as discontinued operations and accordingly the consolidated statements of income have classified the operating results to reflect discontinued operations presentation. The following is the summarized operating results for the fastener business and AQS for the fiscal year ended September 30, 2011 (in thousands).

Fiscal Year Ended September 30, 2011
Net sales	$24,058

Loss from discontinued operations before income taxes	$(2,917)
Income tax benefit	794

Loss from discontinued operations	(2,123)
Net gain on sales of discontinued operations, net of tax	22,032

Income from discontinued operations	$19,909

22.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended January 1, 2011	Second Quarter Ended April 2, 2011	Third Quarter Ended July 2, 2011	Fourth Quarter Ended September 30, 2011
	(in thousands, except per share amounts)
Year Ended September 30, 2011(1):
Net sales	$233,552	$304,307	$325,209	$342,953
Gross profit	127,146	157,874	183,149	193,016
Net income (loss) from continuing operations	$(7,153)	$36,697	$58,368	$64,313
Net income (loss) from discontinued operations	(205)	19,120	(2,088)	3,082

Net income (loss)	$(7,358)	$55,817	$56,280	$67,395

Net earnings (loss) per share from continuing operations—basic and diluted	$(0.19)	$0.69	$1.10	$1.20
Net earnings (loss) per share from discontinued operations—basic and diluted	—	0.35	(0.04)	0.06

Net earnings (loss) per share—basic and diluted	$(0.19)	$1.04	$1.06	$1.26

(1)	Restated to reflect amounts reclassified to discontinued operations due to the Company’s sale of the fastener business and AQS (see Note 21).

	First Quarter Ended January 2, 2010	Second Quarter Ended April 3, 2010	Third Quarter Ended July 3, 2010	Fourth Quarter Ended September 30, 2010
	(in thousands, except per share amounts)
Year Ended September 30, 2010
Net sales	$184,278	$206,077	$214,182	$223,117
Gross profit	103,059	115,203	122,433	132,371
Net income	30,758	38,045	44,005	50,635
Net earnings per share—basic and diluted	$0.01	$0.72	$0.83	$0.96

23.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% senior subordinated notes due 2018 (the “2018 Notes”) (see Note 11) are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s domestic restricted subsidiaries, as defined in the Indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of September 30, 2011 and September 30, 2010 and its statements of income and cash flows for the fiscal years ended September 30, 2011, 2010 and 2009 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries after December 14, 2010 and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,695	$360,074	$2,115	$8,299	$—	$376,183
Trade accounts receivable—Net	—	11,183	170,420	8,484	(794)	189,293
Inventories	—	23,311	233,726	8,264	16	265,317
Deferred income taxes	—	23,248	7,596	—	—	30,844
Prepaid expenses and other	—	2,571	5,451	633	—	8,655

Total current assets	5,695	420,387	419,308	25,680	(778)	870,292
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	805,254	3,746,531	1,557,736	(8,494)	(6,101,027)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,903	129,566	5,331	—	150,800
GOODWILL	—	81,736	2,478,780	35,231	—	2,595,747
TRADEMARKS AND TRADE NAMES	—	19,376	313,280	12,286	—	344,942
OTHER INTANGIBLE ASSETS—Net	—	8,760	459,615	15,049	—	483,424
DEBT ISSUE COSTS—Net	—	59,007	—	—	—	59,007
OTHER	—	2,415	7,010	(1)	—	9,424

TOTAL ASSETS	$810,949	$4,354,115	$5,365,295	$85,082	$(6,101,805)	$4,513,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$15,500	$—	$—	$—	$15,500
Accounts payable	—	8,071	49,944	4,889	(794)	62,110
Accrued liabilities	—	52,525	65,178	2,609	—	120,312
Income taxes payable	—	5,561	3,155	221	—	8,937

Total current liabilities	—	81,657	118,277	7,719	(794)	206,859
LONG-TERM DEBT	—	3,122,875	—	—	—	3,122,875
DEFERRED INCOME TAXES	—	199,610	110,841	—	—	310,451
OTHER NON-CURRENT LIABILITIES	—	26,717	35,785	—	—	62,502

Total liabilities	—	3,430,859	264,903	7,719	(794)	3,702,687

STOCKHOLDERS’ EQUITY	810,949	923,256	5,100,392	77,363	(6,101,011)	810,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$810,949	$4,354,115	$5,365,295	$85,082	$(6,101,805)	$4,513,636

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,884	$226,200	$3,028	$—	$234,112
Trade accounts receivable—Net	—	12,935	122,174	(648)	134,461
Inventories	—	19,694	169,296	(234)	188,756
Deferred income taxes	—	15,200	—	—	15,200
Prepaid expenses and other	—	7,837	3,142	—	10,979

Total current assets	4,884	281,866	297,640	(882)	583,508
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	588,095	2,293,001	907,547	(3,788,643)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,248	84,365	—	99,613
GOODWILL	—	68,593	1,503,071	—	1,571,664
TRADEMARKS AND TRADE NAMES	—	19,376	168,180	—	187,556
OTHER INTANGIBLE ASSETS—Net	—	9,387	203,451	—	212,838
DEBT ISSUE COSTS—Net	—	18,649	—	—	18,649
OTHER	—	2,350	1,640	—	3,990

TOTAL ASSETS	$592,979	$2,708,470	$3,165,894	$(3,789,525)	$2,677,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$9,767	$35,107	$(648)	$44,226
Accrued liabilities	—	32,639	36,147	—	68,786

Total current liabilities	—	42,406	71,254	(648)	113,012
LONG-TERM DEBT—Less current portion	—	1,771,646	—	—	1,771,646
DEFERRED INCOME TAXES	—	168,588	—	—	168,588
OTHER NON-CURRENT LIABILITIES	—	19,733	11,860	—	31,593

Total liabilities	—	2,002,373	83,114	(648)	2,084,839

STOCKHOLDERS’ EQUITY	592,979	706,097	3,082,780	(3,788,877)	592,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$592,979	$2,708,470	$3,165,894	$(3,789,525)	$2,677,818

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2011

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$81,944	$1,097,662	$31,649	$(5,234)	$1,206,021
COST OF SALES	—	46,438	479,536	24,334	(5,472)	544,836

GROSS PROFIT	—	35,506	618,126	7,315	238	661,185
SELLING AND ADMINISTRATIVE EXPENSES	—	44,754	85,796	3,172	(11)	133,711
AMORTIZATION OF INTANGIBLE ASSETS	—	624	37,900	1,815	—	40,339

INCOME (LOSS) FROM OPERATIONS	—	(9,872)	494,430	2,328	249	487,135
REFINANCING COSTS	—	72,454	—	—	—	72,454
INTEREST EXPENSE—Net	—	183,175	777	1,304	—	185,256
EQUITY IN INCOME OF SUBSIDIARIES	(172,134)	(345,158)	—	—	517,292	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	172,134	79,657	493,653	1,024	(517,043)	229,425
INCOME TAX PROVISION (BENEFIT)	—	(92,477)	167,822	1,855	—	77,200

INCOME (LOSS) FROM CONTINUING OPERATIONS	172,134	172,134	325,831	(831)	(517,043)	152,225
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	4,883	15,026	—	19,909

NET INCOME	$172,134	$172,134	$330,714	$14,195	$(517,043)	$172,134

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2010

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$64,990	$766,068	$(3,404)	$827,654
COST OF SALES	—	36,398	320,288	(2,098)	354,588

GROSS PROFIT	—	28,592	445,780	(1,306)	473,066
SELLING AND ADMINISTRATIVE EXPENSES	—	31,130	65,088	(1,300)	94,918
AMORTIZATION OF INTANGIBLE ASSETS	—	624	14,455	—	15,079

INCOME (LOSS) FROM OPERATIONS	—	(3,162)	366,237	(6)	363,069
INTEREST EXPENSE—NET	—	110,127	2,107	—	112,234
EQUITY IN INCOME OF SUBSIDIARIES	(163,445)	(237,334)	—	400,779	—

INCOME BEFORE INCOME TAXES	163,445	124,045	364,130	(400,785)	250,835
INCOME TAX PROVISION (BENEFIT)	—	(39,400)	126,790	—	87,390

NET INCOME	$163,445	$163,445	$237,340	$(400,785)	$163,445

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2009

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET SALES	$—	$68,660	$694,730	$(1,838)	$761,552
COST OF SALES	—	38,647	295,077	(1,518)	332,206

GROSS PROFIT	—	30,013	399,653	(320)	429,346
SELLING AND ADMINISTRATIVE EXPENSES	—	27,010	53,308	(300)	80,018
AMORTIZATION OF INTANGIBLE ASSETS	—	624	13,304	—	13,928

INCOME FROM OPERATIONS	—	2,379	333,041	(20)	335,400
INTEREST EXPENSE—NET	—	79,880	4,518	—	84,398
EQUITY IN INCOME OF SUBSIDIARIES	(162,902)	(213,190)	—	376,092	—

INCOME BEFORE INCOME TAXES	162,902	135,689	328,523	(376,112)	251,002
INCOME TAX PROVISION (BENEFIT)	—	(27,213)	115,313	—	88,100

NET INCOME	$162,902	$162,902	$213,210	$(376,112)	$162,902

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2011

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(164,846)	$409,483	$14,294	$1,647	$260,578
INVESTING ACTIVITIES:
Capital expenditures	—	(2,639)	(15,140)	(247)	—	(18,026)
Acquisition of businesses, net of cash acquired	—	(1,650,363)	—	—	—	(1,650,363)
Cash proceeds from sales of discontinued operations	—	271,361	—	—	—	271,361

Net cash used in investing activities	—	(1,381,641)	(15,140)	(247)	—	(1,397,028)

FINANCING ACTIVITIES:
Intercompany activities	(28,997)	431,648	(395,256)	(5,748)	(1,647)	—
Excess tax benefits related to share-based payment arrangements	23,411	—	—	—	—	23,411
Proceeds from exercise of stock options	9,208	—	—	—	—	9,208
Dividends paid	(2,811)	—	—	—	—	(2,811)
Proceeds from new senior secured credit facility—net	—	1,500,048	—	—	—	1,500,048
Repayment on new senior secured credit facility	—	(11,625)	—	—	—	(11,625)
Proceeds from 2018 senior subordinated notes—net	—	1,582,184	—	—	—	1,582,184
Repurchase of 2014 senior subordinated notes	—	(1,041,894)	—	—	—	(1,041,894)
Repayment of previous senior secured credit facility	—	(780,000)	—	—	—	(780,000)

Net cash provided by (used in) financing activities	811	1,680,361	(395,256)	(5,748)	(1,647)	1,278,521

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	811	133,874	(913)	8,299	—	142,071
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,884	226,200	3,028	—	—	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,695	$360,074	$2,115	$8,299	$—	$376,183

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2010

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$—	$(53,873)	$251,175	$2	$197,304
INVESTING ACTIVITIES:
Capital expenditures	—	(1,875)	(11,012)	—	(12,887)
Acquisition of businesses, net of cash acquired	—	(166,557)	—	—	(166,557)
Proceeds from sale of real estate	—	—	2,885		2,885

Net cash used in investing activities	—	(168,432)	(8,127)	—	(176,559)

FINANCING ACTIVITIES:
Intercompany activities	370,544	(129,373)	(241,169)	(2)	—
Excess tax benefits related to share-based payment arrangements	17,459	—	—	—	17,459
Proceeds from exercise of stock options	6,361	—	—	—	6,361
Dividends paid	(404,868)	—	—	—	(404,868)
Proceeds from senior subordinated notes-net	—	404,248	—	—	404,248

Net cash provided by (used in) financing activities	(10,504)	274,875	(241,169)	(2)	23,200

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,504)	52,570	1,879	—	43,945
CASH AND CASH EQUIVALENTS—
Beginning of year	15,388	173,630	1,149	—	190,167

CASH AND CASH EQUIVALENTS—
End of year	$4,884	$226,200	$3,028	$—	$234,112

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2009

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
OPERATING ACTIVITIES	$—	$(29,358)	$226,470	$—	$197,112
INVESTING ACTIVITIES:
Capital expenditures	—	(2,370)	(10,785)	—	(13,155)
Acquisition of businesses, net of cash acquired	—	(155,233)	—	—	(155,233)

Net cash used in investing activities	—	(157,603)	(10,785)	—	(168,388)

FINANCING ACTIVITIES:
Intercompany activities	11,455	199,911	(211,366)	—	—
Excess tax benefits related to share-based payment arrangements	9,278	—	—	—	9,278
Proceeds from exercise of stock options	8,345	—	—	—	8,345
Purchase of treasury stock	(15,242)	—	—	—	(15,242)

Net cash provided by (used in) financing activities	13,836	199,911	(211,366)	—	2,381

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,836	12,950	4,319	—	31,105
CASH AND CASH EQUIVALENTS—
Beginning of year	1,552	160,680	(3,170)	—	159,062

CASH AND CASH EQUIVALENTS—
End of year	$15,388	$173,630	$1,149	$—	$190,167

*****

TRANSDIGM GROUP INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009

(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions from Reserve(1)	Balance at End of Period
		Charged to Costs and Expenses	Acquisitions
Year Ended September 30, 2011
Allowance for doubtful accounts	$2,270	$570	$599	$(566)	$2,873
Reserve for excess and obsolete inventory	18,251	8,361	415	(1,404)	25,623
Year Ended September 30, 2010
Allowance for doubtful accounts	2,448	(156)	678	(700)	2,270
Reserve for excess and obsolete inventory	17,018	22	1,882	(671)	18,251
Year Ended September 30, 2009
Allowance for doubtful accounts	2,182	636	295	(665)	2,448
Reserve for excess and obsolete inventory	15,862	2,537	634	(2,015)	17,018

(1)	The amounts in this column represent charge-offs net of recoveries.

EXHIBIT INDEX

TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2011

EXHIBIT NO.	DESCRIPTION
4.3	Form of Supplemental Indenture to Indenture dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee

4.5	Form of Supplemental Indenture to Indenture dated October 6, 2009, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee

10.43	Form of Joinder Agreement between the applicable subsidiaries and Credit Suisse, as administrative and collateral agent

10.47	Form of Joinder Agreement, dated as of September 22, 2011, between Schneller Holdings LLC, Schneller LLC, Schneller International Sales Corp. and Credit Suisse, as agent

10.50	Form of Joinder Agreement, dated as of September 22, 2011, between Schneller Holdings LLC, Schneller LLC, Schneller International Sales Corp. and Credit Suisse, as agent

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of TransDigm Group Incorporated

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to Consolidated Financial Statements formatted in XBRL.