Form 10-Q
period 2011-12-31
TransDigm Group INC
filed 2012-02-08
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2011.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 50,656,631 as of January 27, 2012.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	December 31, 2011	September 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$359,900	$376,183
Trade accounts receivable - Net	174,698	189,293
Inventories	274,173	265,317
Deferred income taxes	25,100	30,844
Prepaid expenses and other	6,170	8,655

Total current assets	840,041	870,292

PROPERTY, PLANT AND EQUIPMENT - Net	149,822	150,800
GOODWILL	2,619,838	2,595,747
TRADEMARKS AND TRADE NAMES	351,656	344,942
OTHER INTANGIBLE ASSETS - Net	518,197	483,424
DEBT ISSUE COSTS - Net	56,426	59,007
OTHER	9,356	9,424

TOTAL ASSETS	$4,545,336	$4,513,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$15,500	$15,500
Accounts payable	48,213	62,110
Accrued liabilities	76,775	120,312
Income taxes payable	24,246	8,937

Total current liabilities	164,734	206,859

LONG-TERM DEBT	3,119,000	3,122,875
DEFERRED INCOME TAXES	313,600	310,451
OTHER NON-CURRENT LIABILITIES	60,934	62,502

Total liabilities	3,658,268	3,702,687

STOCKHOLDERS’ EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 51,110,987 and 50,829,276 at December 31, 2011 and September 30, 2011, respectively	511	508
Additional paid-in capital	480,898	464,700
Retained earnings	429,365	364,260
Accumulated other comprehensive loss	(7,618)	(3,277)
Treasury stock, at cost - 505,400 shares at December 31, 2011 and 494,100 shares at September 30, 2011	(16,088)	(15,242)

Total stockholders’ equity	887,068	810,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,545,336	$4,513,636

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEK PERIODS ENDED

DECEMBER 31, 2011 AND JANUARY 1, 2011

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	December 31, 2011	January 1, 2011

NET SALES	$352,473	$233,552

COST OF SALES	152,918	106,406

GROSS PROFIT	199,555	127,146

SELLING AND ADMINISTRATIVE EXPENSES	41,850	30,520
AMORTIZATION OF INTANGIBLE ASSETS	12,439	4,277

INCOME FROM OPERATIONS	145,266	92,349

INTEREST EXPENSE—Net	49,061	32,556
REFINANCING COSTS	—	70,730

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	96,205	(10,937)

INCOME TAX PROVISION (BENEFIT)	31,100	(3,784)

INCOME (LOSS) FROM CONTINUING OPERATIONS	65,105	(7,153)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(205)

NET INCOME (LOSS)	$65,105	$(7,358)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$61,806	$(10,169)

Net earnings (loss) per share—see Note 5:
Net earnings (loss) per share from continuing operations— basic and diluted	$1.15	$(0.19)
Net loss per share from discontinued operations— basic and diluted	—	—

Net earnings (loss) per share	$1.15	$(0.19)

Weighted-average shares outstanding:
Basic and diluted	53,882	53,328

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands, except share amounts)

(Unaudited)

				Retained Earnings	Accumulated Other Comprehensive Loss			Total
	Common Stock		Additional Paid-In Capital			Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value

BALANCE, OCTOBER 1, 2011	50,829,276	$508	$464,700	$364,260	$(3,277)	(494,100)	$(15,242)	$810,949

Compensation expense recognized for employee stock options	—	—	3,648	—	—	—	—	3,648
Excess tax benefits related to share- based payment arrangements	—	—	9,050	—	—	—	—	9,050
Exercise of employee stock options	281,711	3	3,500	—	—	—	—	3,503
Treasury stock purchased	—	—	—	—	—	(11,300)	(846)	(846)
Comprehensive income (loss):
Net income	—	—	—	65,105	—	—	—	65,105
Interest rate swaps, net of tax	—	—	—	—	(700)	—	—	(700)
Foreign currency translation adjustments	—	—	—	—	(3,641)	—	—	(3,641)

Comprehensive income								60,764

BALANCE, DECEMBER 31, 2011	51,110,987	$511	$480,898	$429,365	$(7,618)	(505,400)	$(16,088)	$887,068

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended
	December 31, 2011	January 1, 2011
OPERATING ACTIVITIES:
Net income (loss)	$65,105	$(7,358)
Net loss from discontinued operations	—	205
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,314	4,339
Amortization of intangible assets	12,468	4,277
Amortization of debt issue costs	2,616	2,082
Refinancing costs	—	70,730
Non-cash equity compensation	3,648	1,857
Excess tax benefits related to share-based payment arrangements	(9,050)	(4,163)
Deferred income taxes	(4,700)	2,218
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	20,150	19,294
Inventories	(543)	3,793
Income taxes receivable/payable	35,800	(5,052)
Other assets	2,648	59
Accounts payable	(15,436)	(11,949)
Accrued and other liabilities	(50,321)	(18,184)

Net cash provided by operating activities	67,699	62,148

INVESTING ACTIVITIES:
Capital expenditures	(4,703)	(2,987)
Acquisition of businesses, net of cash acquired	(83,812)	(1,362,201)

Net cash used in investing activities	(88,515)	(1,365,188)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	9,050	4,163
Proceeds from exercise of stock options	3,503	2,980
Dividends paid	(3,299)	(2,810)
Treasury stock purchased	(846)	—
Proceeds from new senior secured credit facility - net	—	1,505,007
Repayment on new senior secured credit facility	(3,875)	—
Proceeds from senior subordinated notes due 2018 - net	—	1,583,165
Repurchase of senior subordinated notes due 2014	—	(1,009,269)
Repayment of existing senior secured credit facility	—	(780,000)

Net cash provided by financing activities	4,533	1,303,236

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,283)	196
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	376,183	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$359,900	$234,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$77,938	$34,641

Cash paid during the period for income taxes	$11,393	$10

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEK PERIODS ENDED DECEMBER 31, 2011 AND JANUARY 1, 2011

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2011 included in TD Group’s Form 10-K dated November 18, 2011. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2011 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.

3.	ACQUISITIONS

Harco Laboratories, Incorporated – On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $82.8 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $54 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Schneller Holdings – On August 31, 2011, TransDigm Inc. acquired all of the outstanding equity interests in Schneller Holdings LLC (“Schneller”) for approximately $288.6 million in cash, which includes a purchase price adjustment of $1.0 million paid in the first quarter of fiscal 2012. Schneller designs and manufactures proprietary, highly engineered laminates, thermoplastics, and non-textile flooring for use primarily on side walls, lavatories, galleys, bulkheads and cabin floors for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $167 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Talley Actuation – On December 31, 2010, AeroControlex Group, Inc., a wholly owned subsidiary of TransDigm Inc., acquired the actuation business of Telair International Inc. (“Talley Actuation”), a wholly-owned subsidiary of Teleflex Incorporated, for approximately $93.6 million in cash, which includes a purchase price adjustment of $0.3 million received in the third quarter of fiscal 2011. Talley Actuation manufactures proprietary, highly engineered electro-mechanical products and other components for commercial and military aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $70 million of goodwill recognized for the acquisition will be deductible for tax purposes.

McKechnie Aerospace Holdings, Inc. – On December 6, 2010, TransDigm Inc. acquired all of the outstanding stock of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), for approximately $1.27 billion in cash, which includes a purchase price adjustment of $0.3 million paid in the third quarter of fiscal 2011. McKechnie Aerospace, through its subsidiaries, is a leading global designer, producer and supplier of aerospace components, assemblies and subsystems for commercial aircraft, regional/business jets, military fixed wing and rotorcraft. Some of the businesses acquired as part of McKechnie Aerospace have been divested. See Note 13 to the Condensed Consolidated Financial Statements. The remaining products fit well with TransDigm’s overall business direction.

The total purchase price was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The following table summarizes the purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands).

Assets acquired:
Current assets, excluding cash acquired	$109,289
Property, plant and equipment	48,901
Intangible assets	433,000
Goodwill	864,934

Total assets acquired	$1,456,124

Liabilities assumed:
Current liabilities	$40,004
Deferred tax liabilities	118,591
Other noncurrent liabilities	31,837

Total liabilities assumed	$190,432

Net assets acquired	$1,265,692

The Company expects that the approximately $865 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The results of operations of McKechnie Aerospace are included in the Company’s consolidated financial statements from the date of the transaction. Had the McKechnie acquisition and related financing transactions occurred at the beginning of the thirteen week period ended January 1, 2011, unaudited pro forma consolidated results for the thirteen week period ended January 1, 2011 would have been as follows (in thousands, except per share data):

Thirteen Week Period Ended January 1, 2011
Net sales	$274,917

Net loss applicable to common stock from continuing operations	$(23,322)

Net loss per share from continuing operations:
Basic and diluted	$(0.44)

The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of McKechnie Aerospace and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of October 1, 2010. The pro forma results for the thirteen week period ended January 1, 2011 reflect the business combination accounting effects from the acquisition including amortization charges from the acquired intangible assets, inventory purchase accounting adjustments charged to cost of sales as the inventory is sold and increased interest expense associated with debt incurred to fund the acquisition. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

The Company accounted for the acquisitions of Harco, Schneller, Talley Actuation and McKechnie Aerospace (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Harco and Schneller and, therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions of Harco, Schneller and Talley Actuation had they occurred at the beginning of the thirteen week period ended January 1, 2011, are not significant and, accordingly, are not provided.

The Acquisitions strengthen and expand the Company’s position to design, produce and supply highly-engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase price paid for each acquisition reflects the current earnings before interest, taxes, depreciation and amortization (EBITDA) and cash flows, as well as, the future EBITDA and cash flows expected to be generated by the business, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 30 years.

4.	RECENT ACCOUNTING PRONOUNCEMENT

In May 2011, the Financial Accounting Standard Board (“FASB”) issued authoritative accounting guidance included in Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement.” This guidance amends the requirements for measuring fair value and disclosing information about fair value measurements. This authoritative guidance was adopted during the first quarter of fiscal 2012. The adoption did not have a material impact on the Company’s financial condition or results of operations.

5.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Thirteen Week Periods Ended
	December 31, 2011	January 1, 2011
Numerator for earnings (loss) per share:
Net income (loss) from continuing operations	$65,105	$(7,153)
Less dividends paid on participating securities	(3,299)	(2,811)

	61,806	(9,964)
Net loss from discontinued operations	—	(205)

Net income (loss) applicable to common stock - basic and diluted	$61,806	$(10,169)

Denominator for basic and diluted earnings (loss) per share under the two-class method:
Weighted average common shares outstanding	50,431	49,500
Vested options deemed participating securities	3,451	3,828

Total shares for basic and diluted earnings (loss) per share	53,882	53,328

Net earnings (loss) per share from continuing operations - basic and diluted	$1.15	$(0.19)

Net loss per share from discontinued operations - basic and diluted	—	—

Net earnings (loss) per share	$1.15	$(0.19)

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 5% of the inventory was valued under the LIFO method at December 31, 2011.

Inventories consist of the following (in thousands):

	December 31, 2011	September 30, 2011
Raw materials and purchased component parts	$165,475	$160,402
Work-in-progress	92,950	85,612
Finished goods	42,104	43,192

Total	300,529	289,206
Reserve for excess and obsolete inventory and LIFO	(26,356)	(23,889)

Inventories - net	$274,173	$265,317

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2011			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$562,279	$82,107	$480,172	$546,726	$75,426	$471,300
Order backlog	24,700	20,378	4,322	24,799	17,895	6,904
Other	40,130	6,427	33,703	10,973	5,753	5,220

Total	$627,109	$108,912	$518,197	$582,498	$99,074	$483,424

Intangible assets acquired during the thirteen week period ended December 31, 2011 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$53,653
Trademarks and trade names	6,000

	59,653

Intangible assets subject to amortization:
Technology	15,000	20 years
Order backlog	2,400	1 year

	17,400	17.4 years

Total	$77,053

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended December 31, 2011 and January 1, 2011 was approximately $12.5 million and $4.3 million, respectively. The estimated amortization expense for fiscal 2012 is $38.0 million and for each of the five succeeding years 2013 through 2017 is $28.2 million, $27.8 million, $27.8 million, $27.8 million and $27.8 million, respectively.

The following is a summary of changes in the carrying value of goodwill from September 30, 2011 through December 31, 2011 (in thousands):

Balance, September 30, 2011	$2,595,747
Goodwill acquired during the year	53,653
Purchase price allocation adjustments	(27,144)
Other	(2,418)

Balance, December 31, 2011	$2,619,838

8.	PRODUCT WARRANTY

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

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Thirteen Week Periods Ended
	December 31, 2011	January 1, 2011
Liability balance at beginning of period	$8,722	$8,345
Accruals for warranties issued	498	222
Warranty costs incurred	(825)	(560)
Acquisitions	45	91

Liability balance at end of period	$8,440	$8,098

9.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended December 31, 2011 and January 1, 2011, the effective income tax rate was 32.3% and 34.6%, respectively. The lower effective tax rate for the thirteen week period ended December 31, 2011 was primarily due to a non-recurring adjustment (benefit of $2.6 million) to state income tax expense due to changes in state tax laws.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Malaysia, Mexico, France, Singapore and the United Kingdom. The Company is subject to U.S. federal examination for the 2008, 2009 and 2010 years.

At December 31, 2011 and September 30, 2011, TD Group had $7.7 million and $7.6 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $7.0 million on the effective tax rate at December 31, 2011 and September 30, 2011, respectively. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

10.	FAIR VALUE MEASUREMENTS

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		December 31, 2011		September 30, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$359,900	$359,900	$376,183	$376,183
Liabilities:
Interest rate swaps (1)	2	6,600	6,600	5,600	5,600
Foreign currency exchange contracts	2	—	—	—	—
Long-term debt:
Term loans	2	1,534,500	1,525,000	1,538,375	1,496,000
7 3/4% Senior Subordinated Notes due 2018	1	1,600,000	1,696,000	1,600,000	1,616,000

(1)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. Foreign exchange contracts were measured at fair value using the quoted currency exchange rate versus the fixed rate of the contract. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s 7 3/4% senior subordinated notes due 2018 were based upon quoted market prices.

11.	DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to, among other things, the impact of changes in interest and foreign currency exchange rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks, and does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties.

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

At December 31, 2011, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

Foreign currency exchange contracts are used to manage the impact of changes in foreign exchange rates on our consolidated results of operations and future foreign currency-denominated cash flows. These contracts effectively reduce exposure to currency movements affecting foreign currency-denominated expenditures by fixing the foreign currency exchange rate over the term of the agreement. These derivative instruments qualify as effective cash flow hedges under GAAP. For these hedges, changes in the fair value of the hedge are initially recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity and are subsequently reclassified into earnings in the same period the forecasted transaction affects earnings.

As of December 31, 2011, the Company had outstanding foreign currency exchange contracts totaling $2.2 million in the form of forward contracts with varying maturity dates ranging from January 2012 to September 2012. The fair value of these contracts approximated their carrying value as of December 31, 2011.

12.	COMPREHENSIVE INCOME

Comprehensive income (loss), which primarily includes adjustments for changes in the fair values of the interest rate swap agreements on a net of tax basis and foreign currency translation adjustments, was approximately $60.8 million and ($5.7) million for the thirteen week periods ended December 31, 2011 and January 1, 2011, respectively.

13.	DISCONTINUED OPERATIONS

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

The sales of the fastener business and AQS have been accounted for as discontinued operations and accordingly the condensed consolidated statements of income have classified the operating results to reflect discontinued operations presentation. The following is the summarized operating results for the fastener business and AQS from the date of acquisition (December 6, 2010) through January 1, 2011 (in thousands).

Thirteen Week Period Ended January 1, 2011

Net sales	$6,490

Loss from discontinued operations before income taxes	$(71)

Income tax provision	(134)

Loss from discontinued operations	$(205)

14.	SUBSEQUENT EVENT

On January 20, 2012, TransDigm entered into a definitive agreement to purchase AmSafe Global Holdings, Inc. (“AmSafe”), a privately-owned, world leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry, for a total purchase price of approximately $750 million in cash. TransDigm expects to finance the acquisition through a combination of new senior bank debt and cash.

The acquisition, subject to review under the Hart-Scott-Rodino Act and other customary closing conditions, is expected to close before the end of the second quarter of fiscal 2012.

15.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% senior subordinated notes due 2018 are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of December 31, 2011 and September 30, 2011 and its statements of income and cash flows for the thirteen week periods ended December 31, 2011 and January 1, 2011 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries after December 14, 2010 and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,133	$343,941	$(1,266)	$9,092	$—	$359,900
Trade accounts receivable - Net	—	10,876	158,143	6,429	(750)	174,698
Inventories	—	22,472	241,751	9,934	16	274,173
Deferred income taxes	—	25,100	—	—		25,100
Prepaid expenses and other	—	788	4,739	643		6,170

Total current assets	8,133	403,177	403,367	26,098	(734)	840,041

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	878,935	3,930,487	1,855,083	(7,643)	(6,656,862)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,767	128,876	5,179	—	149,822
GOODWILL	—	78,793	2,507,493	33,552	—	2,619,838
TRADEMARKS AND TRADE NAMES	—	19,376	320,579	11,701	—	351,656
OTHER INTANGIBLE ASSETS - Net	—	8,610	495,723	13,864	—	518,197
DEBT ISSUE COSTS - Net	—	56,426	—	—	—	56,426
OTHER	—	2,437	6,919	—	—	9,356

TOTAL ASSETS	$887,068	$4,515,073	$5,718,040	$82,751	$(6,657,596)	$4,545,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$15,500	$—	$—	$—	$15,500
Accounts payable	—	6,298	37,753	4,912	(750)	48,213
Accrued liabilities	—	15,181	59,288	2,306	—	76,775
Income taxes payable	—	23,745	—	501	—	24,246

Total current liabilities	—	60,724	97,041	7,719	(750)	164,734

LONG-TERM DEBT	—	3,119,000	—	—	—	3,119,000
DEFERRED INCOME TAXES	—	313,600	—	—	—	313,600
OTHER NON-CURRENT LIABILITIES	—	24,812	36,122	—	—	60,934

Total liabilities	—	3,518,136	133,163	7,719	(750)	3,658,268

STOCKHOLDERS’ EQUITY	887,068	996,937	5,584,877	75,032	(6,656,846)	887,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$887,068	$4,515,073	$5,718,040	$82,751	$(6,657,596)	$4,545,336

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,695	$360,074	$2,115	$8,299	$—	$376,183
Trade accounts receivable - Net	—	11,183	170,420	8,484	(794)	189,293
Inventories	—	23,311	233,726	8,264	16	265,317
Deferred income taxes	—	23,248	7,596	—	—	30,844
Prepaid expenses and other	—	2,571	5,451	633	—	8,655

Total current assets	5,695	420,387	419,308	25,680	(778)	870,292

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	805,254	3,746,531	1,557,736	(8,494)	(6,101,027)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,903	129,566	5,331	—	150,800
GOODWILL	—	81,736	2,478,780	35,231	—	2,595,747
TRADEMARKS AND TRADE NAMES	—	19,376	313,280	12,286	—	344,942
OTHER INTANGIBLE ASSETS - Net	—	8,760	459,615	15,049	—	483,424
DEBT ISSUE COSTS - Net	—	59,007	—	—	—	59,007
OTHER	—	2,415	7,010	(1)	—	9,424

TOTAL ASSETS	$810,949	$4,354,115	$5,365,295	$85,082	$(6,101,805)	$4,513,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$15,500	$—	$—	$—	$15,500
Accounts payable	—	8,071	49,944	4,889	(794)	62,110
Accrued liabilities	—	52,525	65,178	2,609	—	120,312
Income taxes payable	—	5,561	3,155	221	—	8,937

Total current liabilities	—	81,657	118,277	7,719	(794)	206,859

LONG-TERM DEBT	—	3,122,875	—	—	—	3,122,875
DEFERRED INCOME TAXES	—	199,610	110,841	—	—	310,451
OTHER NON-CURRENT LIABILITIES	—	26,717	35,785	—	—	62,502

Total liabilities	—	3,430,859	264,903	7,719	(794)	3,702,687

STOCKHOLDERS’ EQUITY	810,949	923,256	5,100,392	77,363	(6,101,011)	810,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$810,949	$4,354,115	$5,365,295	$85,082	$(6,101,805)	$4,513,636

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$27,518	$316,538	$9,892	$(1,475)	$352,473

COST OF SALES	—	11,876	134,629	7,888	(1,475)	152,918

GROSS PROFIT	—	15,642	181,909	2,004	—	199,555

SELLING AND ADMINISTRATIVE EXPENSES	—	14,846	26,301	703	—	41,850
AMORTIZATION OF INTANGIBLE ASSETS	—	156	11,794	489	—	12,439

INCOME FROM OPERATIONS	—	640	143,814	812	—	145,266
INTEREST EXPENSE - Net	—	48,546	124	391	—	49,061
EQUITY IN INCOME OF SUBSIDIARIES	(65,105)	(94,784)	—	—	159,889	—

INCOME BEFORE INCOME TAXES	65,105	46,878	143,690	421	(159,889)	96,205

INCOME TAX PROVISION (BENEFIT)	—	(18,227)	48,883	444	—	31,100

NET INCOME (LOSS)	$65,105	$65,105	$94,807	$(23)	$(159,889)	$65,105

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 1, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$17,332	$214,992	$2,403	$(1,175)	$233,552

COST OF SALES	—	10,359	95,655	1,274	(882)	106,406

GROSS PROFIT	—	6,973	119,337	1,129	(293)	127,146

SELLING AND ADMINISTRATIVE EXPENSES	—	9,696	20,567	257	—	30,520
AMORTIZATION OF INTANGIBLE ASSETS	—	156	4,196	(75)	—	4,277

INCOME (LOSS) FROM OPERATIONS	—	(2,879)	94,574	947	(293)	92,349

INTEREST EXPENSE - Net	—	32,036	524	(4)	—	32,556
REFINANCING COSTS	—	70,730	—	—	—	70,730
EQUITY IN INCOME OF SUBSIDIARIES	7,358	(61,758)	—	—	54,400	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,358)	(43,887)	94,050	951	(54,693)	(10,937)

INCOME TAX PROVISION (BENEFIT)	—	(36,529)	32,471	274	—	(3,784)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,358)	(7,358)	61,579	677	(54,693)	(7,153)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(63)	(142)	—	(205)

NET INCOME (LOSS)	$(7,358)	$(7,358)	$61,516	$535	$(54,693)	$(7,358)

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(52,200)	$115,490	$763	$3,646	$67,699

INVESTING ACTIVITIES:
Capital expenditures	—	(367)	(4,314)	(22)	—	(4,703)
Acquisition of businesses, net of cash acquired	—	(83,812)	—	—	—	(83,812)

Net cash used in investing activities	—	(84,179)	(4,314)	(22)	—	(88,515)

FINANCING ACTIVITIES:
Intercompany activities	(5,970)	124,121	(114,557)	52	(3,646)	—
Excess tax benefits related to share-based payment arrangements	9,050	—	—	—	—	9,050
Proceeds from exercise of stock options	3,503	—	—	—	—	3,503
Dividends paid	(3,299)	—	—	—	—	(3,299)
Treasury stock purchased	(846)	—	—	—	—	(846)
Repayment on new senior secured credit facility	—	(3,875)	—	—	—	(3,875)

Net cash provided by (used in) financing activities	2,438	120,246	(114,557)	52	(3,646)	4,533

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,438	(16,133)	(3,381)	793	—	(16,283)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	360,074	2,115	8,299	—	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,133	$343,941	$(1,266)	$9,092	$—	$359,900

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 1, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$19,403	$43,952	$(2,001)	$794	$62,148

INVESTING ACTIVITIES:
Capital expenditures	—	(688)	(2,280)	(19)	—	(2,987)
Acquisition of businesses, net of cash acquired	—	(1,362,201)	—	—	—	(1,362,201)

Net cash used in investing activities	—	(1,362,889)	(2,280)	(19)	—	(1,365,188)

FINANCING ACTIVITIES:
Intercompany activities	(6,061)	7,570	(30,312)	29,597	(794)	—
Excess tax benefits related to share-based payment arrangements	4,163	—	—	—	—	4,163
Proceeds from exercise of stock options	2,980	—	—	—	—	2,980
Dividends paid	(2,810)	—	—	—	—	(2,810)
Proceeds from new senior secured credit facility - net	—	1,505,007	—	—	—	1,505,007
Proceeds from 2018 senior subordinated notes - net	—	1,583,165	—	—	—	1,583,165
Repurchase of 2014 senior subordinated notes	—	(1,009,269)	—	—	—	(1,009,269)
Repayment of previous senior secured credit facility	—	(780,000)	—	—	—	(780,000)

Net cash provided by (used in) financing activities	(1,728)	1,306,473	(30,312)	29,597	(794)	1,303,236

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,728)	(37,013)	11,360	27,577	—	196

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,884	226,200	3,028	—	—	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,156	$189,187	$14,388	$27,577	$—	$234,308

* * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read together with TD Group’s consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. References in this section to "TransDigm,” “the Company,” “we,” “us,” “our,” and similar references refer to TD Group, TransDigm Inc. and TransDigm Inc.’s subsidiaries, unless the context otherwise indicates. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in this report. These risks could cause our actual results to differ materially from any future performance suggested below.

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

For the first quarter of fiscal 2012, we generated net sales of $352.5 million and net income of $65.1 million. EBITDA As Defined was $174.1 million, or 49.4% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions and Divestitures

Harco Laboratories Acquisition

On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $82.8 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Harco, and therefore the condensed consolidated financial statements at December 31, 2011 reflect a preliminary purchase price allocation for the business.

Schneller Holdings Acquisition

On August 31, 2011, TransDigm Inc. acquired all of the outstanding equity interests in Schneller Holdings LLC (“Schneller”) for approximately $288.6 million in cash, which includes a purchase price adjustment of $1.0 million paid in the first quarter of fiscal 2012. Schneller designs and manufactures proprietary, highly engineered laminates, thermoplastics, and non-textile flooring for use primarily on side walls, lavatories, galleys, bulkheads and cabin floors for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Schneller, and therefore the condensed consolidated financial statements at December 31, 2011 reflect a preliminary purchase price allocation for the business.

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

Aero Quality Sales Divestiture

On April 7, 2011, the Company completed the divestiture of Aero Quality Sales (“AQS”) to Satair A/S for approximately $31.8 million in cash, which includes a $1.8 million working capital adjustment received in the third quarter of fiscal 2011. AQS, which was acquired as part of the McKechnie Aerospace acquisition, is a distributor and service center of aircraft batteries and battery support equipment. The Company’s Chairman and Chief Executive Officer, W. Nicholas Howley was a director of Satair A/S from 2006 through October 2011. Mr. Howley disclosed his relationship with Satair A/S to the Company’s board of directors and abstained from the related vote.

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

Recent Development

On January 20, 2012, TransDigm entered into a definitive agreement to purchase AmSafe Global Holdings, Inc. (“AmSafe”), a privately-owned, world leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry, for a total purchase price of approximately $750 million in cash. TransDigm expects to finance the acquisition through a combination of new senior bank debt and cash.

The acquisition, subject to review under the Hart-Scott-Rodino Act and other customary closing conditions, is expected to close before the end of the second quarter of fiscal 2012.

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

Our management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because securities analysts, investors, rating agencies and others use EBITDA to evaluate a company's ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because our revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a financial covenant that measures the ratio of the amount of our secured indebtedness to the amount of our Consolidated EBITDA defined in the same manner as we define EBITDA As Defined herein. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility (and such an event of default could, in turn, result in an event of default under the indentures governing our 7 3/4% senior subordinated notes).

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	December 31, 2011	January 1, 2011
Net income (loss)	$65,105	$(7,358)
Less loss from discontinued operations	—	(205)

Income (loss) from continuing operations	65,105	(7,153)
Adjustments:
Depreciation and amortization expense	17,782	8,616
Interest expense, net	49,061	32,556
Income tax provision (benefit)	31,100	(3,784)

EBITDA, excluding discontinued operations	163,048	30,235
Adjustments:
Inventory purchase accounting adjustments (1)	3,151	2,106
Acquisition integration costs (2)	2,552	3,839
Acquisition transaction-related expenses (3)	1,749	1,801
Stock option expense(4)	3,648	1,857
Refinancing costs (5)	—	70,730

EBITDA As Defined	$174,148	$110,568

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.
(5)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	December 31, 2011	January 1, 2011
Net Cash Provided by Operating Activities	$67,699	$62,148
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	7,702	12,059
Interest expense, net (1)	46,445	30,472
Income tax provision - current	35,800	(5,868)
Non-cash equity compensation (2)	(3,648)	(1,857)
Excess tax benefit from exercise of stock options	9,050	4,163
Refinancing costs (3)	—	(70,730)

EBITDA	163,048	30,387
Adjustments:
Inventory purchase accounting adjustments (4)	3,151	2,732
Acquisition integration costs (5)	2,552	3,839
Acquisition transaction-related expenses (6)	1,749	1,801
Stock option expense (7)	3,648	1,857
Refinancing costs (3)	—	70,730
EBITDA from discontinued operations	—	(778)

EBITDA As Defined	$174,148	$110,568

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock plans.
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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2011. There have been no other significant changes to our critical accounting policies during the thirteen week period ended December 31, 2011.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	December 31, 2011	% of Sales	January 1, 2011	% of Sales
Net sales	$352,473	100.0%	$233,552	100.0%
Cost of sales	152,918	43.4	106,406	45.6
Selling and administrative expenses	41,850	11.9	30,520	13.1
Amortization of intangible assets	12,439	3.5	4,277	1.8

Income from operations	145,266	41.2	92,349	39.5
Interest expense, net	49,061	13.9	32,556	13.9
Refinancing costs	—	—	70,730	30.3
Income tax provision (benefit)	31,100	8.8	(3,784)	(1.6)

Income (loss) from continuing operations	65,105	18.5	(7,153)	(3.1)

Loss from discontinued operations, net of tax	—	—	(205)	(0.1)

Net income (loss)	$65,105	18.5%	$(7,358)	(3.2)%

Changes in Results of Operations

Thirteen week period ended December 31, 2011 compared with the thirteen week period ended January 1, 2011.

•

Net Sales. Net sales increased by $118.9 million, or 50.9%, to $352.5 million for the quarter ended December 31, 2011, from $233.6 million for the comparable quarter last year. Sales of $75.9 million, or 32.5%, resulted from the acquisitions of McKechnie Aerospace, Talley Actuation and Schneller Holdings in fiscal 2011 and Harco in fiscal 2012. Organic sales increased by $43.0 million or 18.4% from the prior year.

The organic sales growth was primarily due to an increase of $16.6 million in commercial OEM sales, and an increase of $18.2 million in commercial aftermarket sales resulting primarily from higher volumes given an improving market demand for aftermarket products. Defense sales increased by $5.6 million for the quarter ended December 31, 2011 compared to the quarter ended January 1, 2011 mainly driven by increased aftermarket demand.

•

Cost of Sales and Gross Profit. Cost of sales increased by $46.5 million, or 43.7%, to $152.9 million for the thirteen week period ended December 31, 2011 from $106.4 million for the comparable period last year. The increase in the dollar amount of cost of sales was primarily due to increased volume associated with the net sales from acquisitions and the organic sales growth discussed above, along with an increase in inventory purchase accounting adjustments and acquisition integration costs.

Gross profit as a percentage of sales increased to 56.6% for the thirteen week period ended December 31, 2011 from 54.4% for the thirteen week period ended January 1, 2011. The dollar amount of gross profit increased by $72.4 million, or 56.9%, to $199.5 million for the thirteen week period ended December 31, 2011 from $127.1 million for the thirteen week period ended January 1, 2011. The increase in the amount of gross profit was primarily due to the following items:

•

Sales of $75.9 million from the acquisitions indicated above contributed gross profit of approximately $37 million for the thirteen week period ended December 31, 2011, which includes the acquisition-related costs (inventory purchase accounting adjustments and acquisition integration costs) incurred in connection with those acquisitions amounting to $3.8 million. These acquisitions diluted gross profit as a percentage of sales for the thirteen week period ended December 31, 2011 by approximately 2 percentage points.

•

Organic sales growth described above, favorable product mix, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), positive leverage on our fixed overhead costs spread over a higher production volume and the impact of a retroactive contract adjustment with one of our key customers (approximately $5 million) resulted in increased gross profit amounting to approximately $35 million for the thirteen week period ended December 31, 2011.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $11.4 million to $41.9 million, or 11.9% of sales, for the thirteen week period ended December 31, 2011 from $30.5 million, or 13.1% of sales, for the thirteen week period ended January 1, 2011. The percentage of sales decreased due to lower acquisition related costs of approximately $1.9 million compared to the prior year quarter. The dollar amount increase is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $8.8 million and an increase in non-cash stock compensation expense of approximately $1.5 million.

•

Amortization of Intangibles. Amortization of intangibles increased to $12.4 million for the thirteen week period ended December 31, 2011 from $4.3 million for the thirteen week period ended January 1, 2011. The net increase of $8.1 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

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

•

Interest Expense-net. Interest expense increased $16.5 million, or 50.7%, to $49.1 million for the thirteen week period ended December 31, 2011 from $32.6 million for the thirteen week period ended January 1, 2011. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $3.14 billion for the quarter ended December 31, 2011 and approximately $2.15 billion for the quarter ended January 1, 2011. The increase in borrowings was due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010. The weighted average interest rate on total borrowings outstanding at December 31, 2011 was approximately 5.9%.

•

Income Taxes. Income tax expense (benefit) as a percentage of income or loss before income taxes was approximately 32.3% for the quarter ended December 31, 2011 compared to 34.6% for the quarter ended January 1, 2011. The lower effective tax rate for the thirteen week period ended December 31, 2011 was primarily due to a non-recurring adjustment (benefit of $2.6 million) to state income tax expense due to changes in state tax laws.

•

Loss from Discontinued Operations. Loss from discontinued operations comprises the net loss from discontinued operations of the fastener business and AQS from the date of acquisition (December 6, 2010) through January 1, 2011.

•

Net Income (Loss). Net income increased $72.5 million to $65.1 million for the quarter ended December 31, 2011, compared to a net loss of $7.4 million for the quarter ended January 1, 2011 primarily as a result of the factors referred to above.

•

Earnings (Loss) per Share. The basic and diluted earnings (loss) per share was $1.15 for the quarter ended December 31, 2011 and ($0.19) for the quarter ended January 1, 2011. Net income for the quarter ended December 31, 2011 of $65.1 million was decreased by an allocation of dividends to participating securities of $3.3 million resulting in net income available to common shareholders of $61.8 million. For the quarter ended January 1, 2011, basic and diluted loss per share from continuing operations was ($0.19). Net loss for the quarter ended January 1, 2011 of $7.4 million was increased by an allocation of dividends to participating securities of $2.8 million resulting in net loss available to shareholders of $10.2 million.

Backlog

As of December 31, 2011, the Company estimated its sales order backlog at $777 million compared to an estimated sales order backlog of $646 million as of January 1, 2011 (excluding businesses sold during fiscal 2011 and accounted for as discontinued operations). The increase in backlog is primarily due to the acquisitions of Schneller Holdings and Harco discussed above, totaling approximately $38 million and an increase in orders across existing product lines in both the OEM and aftermarket. The majority of the purchase orders outstanding as of December 31, 2011 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 31, 2011 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $67.7 million of cash from operating activities during the thirteen week period ended December 31, 2011 compared to $62.1 million during the thirteen week period ended January 1, 2011. The net increase of $5.6 million was due primarily to an increase in income from operations and favorable working capital management, partially offset by higher interest payments due to the Company’s current debt structure and higher income tax payments.

Investing Activities. Cash used in investing activities was $88.5 million during the thirteen week period ended December 31, 2011 consisting primarily of the acquisition of Harco and capital expenditures of $4.7 million. Cash used in investing activities was $1,365.2 million during the thirteen week period ended January 1, 2011 consisting primarily of the acquisitions of McKechnie Aerospace and Talley Actuation and capital expenditures of $3.0 million.

Financing Activities. Cash provided by financing activities during the thirteen week period ended December 31, 2011 was $4.5 million, which comprised $3.9 million repayment on our New Senior Secured Credit Facility, $3.3 million of dividends and Dividend Equivalent Payments, $0.8 million of treasury stock purchased and $12.5 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options. Cash provided by financing activities during the thirteen week period ended January 1, 2011 was $1,303.2 million, which comprised $1,298.9 million of net proceeds from the refinancing of our entire debt structure, $2.8 million of dividends and dividend equivalent payments, and $7.1 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options.

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

Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015. At December 31, 2011, the Company had $8.9 million letters of credit outstanding and $236.1 million of borrowings available under the Existing Senior Secured Credit Facility.

Under the New Senior Secured Credit Facility, the term loan matures in February 2017. The term loan under the New Senior Secured Credit Facility requires quarterly principal payments that began on March 31, 2011.

The interest rates per annum applicable to the term loan under the New Senior Secured Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The applicable interest rate on the term loan at December 31, 2011 was 4.0%.

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

The credit facilities contain certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm, incur or suffer to exist liens securing indebtedness, consolidate, merge or transfer all or substantially all of their assets, and engage in transactions with affiliates. At December 31, 2011, TransDigm was in compliance with all of the covenants contained in the credit facilities.

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

Stock Repurchase

On August 22, 2011 we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $100 million in the aggregate. During the thirteen week period ended December 31, 2011, the Company repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million. The program replaces the repurchase program announced on October 23, 2008, under which the Company previously repurchased 494,100 shares of its common stock at a gross cost of approximately $15.2 million.

Recent Accounting Pronouncement

In May 2011, the Financial Accounting Standard Board (“FASB”) issued authoritative accounting guidance included in Accounting Standards Codification (ASC) Topic 820, “Fair Value Measurement.” This guidance amends the requirements for measuring fair value and disclosing information about fair value measurements. This authoritative guidance was adopted during the first quarter of fiscal 2012. The adoption did not have a material impact on the Company’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At December 31, 2011, we had borrowings under our New Senior Secured Credit Facility of $1.53 billion that were subject to interest rate risk. Borrowings under our New Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our New Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our New Senior Secured Credit Facility by approximately $15.3 million based on the amount of outstanding borrowings at December 31, 2011. The weighted average interest rate on the $1.53 billion of borrowings under our New Senior Secured Credit Facility on December 31, 2011 was 4.0%.

At December 31, 2011, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the new senior secured credit facility to a fixed rate of 5.17% through June 30, 2015.

The fair value of the $1.53 billion aggregate principal amount of borrowings under our New Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $1.53 billion at December 31, 2011 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.60 billion aggregate principal amount of our 7 3/4% senior subordinated notes due 2018 is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1.70 billion at December 31, 2011 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2011, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirteen week period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. There have been no material changes to the risk factors set forth therein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds: Purchases of Equity Securities by the Issuer

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. During the thirteen week period ended December 31, 2011, the Company repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million at a weighted-average price per share of $74.87 per share. The program replaces the repurchase program announced on October 23, 2008, under which the Company previously repurchased 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1-31, 2011	11,300	$74.87	11,300	$99,154
November 1-30, 2011	—	—	11,300	99,154
December 1-31, 2011	—	—	11,300	99,154

ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation, filed October 4, 2011, of Harco Laboratories, Incorporated

3.2	Amended and Restated By-Laws of Harco Laboratories, Incorporated

3.3	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC

3.4	Amended and Restated Limited Liability Company Agreement, filed August 31, 2011 of Schneller LLC

3.5	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller Holdings LLC

3.6	Amended and Restated Limited Liability Company Agreement, filed August 31, 2011 of Schneller Holdings LLC

3.7	Articles of Incorporation, filed December 22, 2004, of Schneller International Sales Corp.

3.8	Code of Regulations of Schneller International Sales Corp.

4.1	Second Supplemental Indenture, dated as of December 9, 2011, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed December 12, 2011).

10.1	Joinder Agreement, dated as of December 9, 2011, between Harco Laboratories, Incorporated and Credit Suisse AG, as agent, to the Credit Agreement, dated as of December 6, 2010, as amended. (Incorporated by reference to Form 8-K filed December 12, 2011).

10.2	Joinder Agreement, dated as of December 9, 2011, between Harco Laboratories, Incorporated and Credit Suisse AG, as agent, to the Credit Agreement, dated as of February 14, 2011. (Incorporated by reference to Form 8-K filed December 12, 2011).

10.3	Supplement No. 2. dated as of December 9, 2011, between Harco Laboratories, Incorporated and Credit Suisse AG, as agent. (Incorporated by reference to Form 8-K filed December 12, 2011).

10.4	Form of Option Agreement under the stock incentive program adopted under the 2006 Stock Incentive Plan (in the form of options granted in fiscal 2012)*

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

TRANSDIGM GROUP INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly assigned.

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 8, 2012
W. Nicholas Howley

/s/ Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 8, 2012
Gregory Rufus

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2011

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation, filed October 4, 2011, of Harco Laboratories, Incorporated

3.2	Amended and Restated By-Laws of Harco Laboratories, Incorporated

3.3	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC

3.4	Amended and Restated Limited Liability Company Agreement, filed August 31, 2011 of Schneller LLC

3.5	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller Holdings LLC

3.6	Amended and Restated Limited Liability Company Agreement, filed August 31, 2011 of Schneller Holdings LLC

3.7	Articles of Incorporation, filed December 22, 2004, of Schneller International Sales Corp.

3.8	Code of Regulations of Schneller International Sales Corp.

4.1	Second Supplemental Indenture, dated as of December 9, 2011, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed December 12, 2011).

10.1	Joinder Agreement, dated as of December 9, 2011, between Harco Laboratories, Incorporated and Credit Suisse AG, as agent, to the Credit Agreement, dated as of December 6, 2010, as amended. (Incorporated by reference to Form 8-K filed December 12, 2011).

10.2	Joinder Agreement, dated as of December 9, 2011, between Harco Laboratories, Incorporated and Credit Suisse AG, as agent, to the Credit Agreement, dated as of February 14, 2011. (Incorporated by reference to Form 8-K filed December 12, 2011).

10.3	Supplement No. 2. dated as of December 9, 2011, between Harco Laboratories, Incorporated and Credit Suisse AG, as agent. (Incorporated by reference to Form 8-K filed December 12, 2011).

10.4	Form of Option Agreement under the stock incentive program adopted under the 2006 Stock Incentive Plan (in the form of options granted in fiscal 2012)*

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Indicates management contract or compensatory plan contract or arrangement.