Form 10-Q
period 2012-03-31
TransDigm Group INC
filed 2012-05-09
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 51,081,155 as of April 27, 2012.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	March 31, 2012	September 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$201,481	$376,183
Trade accounts receivable - Net	240,458	189,293
Inventories	326,605	265,317
Income taxes receivable	12,200	—
Prepaid expenses and other	10,568	8,655
Deferred income taxes	23,770	30,844

Total current assets	815,082	870,292

PROPERTY, PLANT AND EQUIPMENT - Net	174,378	150,800
GOODWILL	3,060,345	2,595,747
TRADEMARKS AND TRADE NAMES	433,518	344,942
OTHER INTANGIBLE ASSETS - Net	634,250	483,424
DEBT ISSUE COSTS - Net	68,597	59,007
OTHER	13,693	9,424

TOTAL ASSETS	$5,199,863	$4,513,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$20,500	$15,500
Accounts payable	73,303	62,110
Accrued liabilities	116,498	120,312
Income taxes payable	—	8,937

Total current liabilities	210,301	206,859

LONG-TERM DEBT	3,608,875	3,122,875
DEFERRED INCOME TAXES	322,800	310,451
OTHER NON-CURRENT LIABILITIES	62,964	62,502

Total liabilities	4,204,940	3,702,687

STOCKHOLDERS’ EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 51,519,609 and 50,829,276 at March 31, 2012 and September 30, 2011, respectively	515	508
Additional paid-in capital	504,853	464,700
Retained earnings	510,917	364,260
Accumulated other comprehensive loss	(5,274)	(3,277)
Treasury stock, at cost - 505,400 shares at March 31, 2012 and 494,100 shares at September 30, 2011	(16,088)	(15,242)

Total stockholders’ equity	994,923	810,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,199,863	$4,513,636

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 31, 2012 AND APRIL 2, 2011

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011

NET SALES	$423,469	$304,307	$775,942	$537,859

COST OF SALES	187,429	146,433	340,347	252,839

GROSS PROFIT	236,040	157,874	435,595	285,020

SELLING AND ADMINISTRATIVE EXPENSES	49,474	33,171	91,324	63,691
AMORTIZATION OF INTANGIBLE ASSETS	9,339	11,462	21,778	15,739

INCOME FROM OPERATIONS	177,227	113,241	322,493	205,590

INTEREST EXPENSE—Net	52,300	54,137	101,361	86,693
REFINANCING COSTS	—	1,649	—	72,379

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	124,927	57,455	221,132	46,518

INCOME TAX PROVISION	43,375	20,758	74,475	16,974

INCOME FROM CONTINUING OPERATIONS	81,552	36,697	146,657	29,544

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	19,120	—	18,915

NET INCOME	$81,552	$55,817	$146,657	$48,459

NET INCOME APPLICABLE TO COMMON STOCK	$81,552	$55,817	$143,358	$45,649

Net earnings per share—see Note 4:
Net earnings per share from continuing operations— basic and diluted	$1.51	$0.69	$2.66	$0.50
Net earnings per share from discontinued operations— basic and diluted	—	0.35	—	0.35

Net earnings per share	$1.51	$1.04	$2.66	$0.85

Weighted-average shares outstanding:
Basic and diluted	53,882	53,333	53,882	53,333

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2012

(Amounts in thousands, except share amounts)

(Unaudited)

				Retained Earnings	Accumulated Other Comprehensive Loss			Total
	Common Stock		Additional Paid-In Capital			Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value

BALANCE, OCTOBER 1, 2011	50,829,276	$508	$464,700	$364,260	$(3,277)	(494,100)	$(15,242)	$810,949

Compensation expense recognized for employee stock options	—	—	8,535	—	—	—	—	8,535
Excess tax benefits related to share- based payment arrangements	—	—	24,231	—	—	—	—	24,231
Exercise of employee stock options	689,683	7	7,312	—	—	—	—	7,319
Common stock issued	650	—	75	—	—	—	—	75
Treasury stock purchased	—	—	—	—	—	(11,300)	(846)	(846)
Comprehensive income (loss):
Net income	—	—	—	146,657	—	—	—	146,657
Interest rate swaps, net of tax	—	—	—	—	(1,300)	—	—	(1,300)
Foreign currency translation adjustments	—	—	—	—	(697)	—	—	(697)

Comprehensive income								144,660

BALANCE, MARCH 31, 2012	51,519,609	$515	$504,853	$510,917	$(5,274)	(505,400)	$(16,088)	$994,923

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	March 31, 2012	April 2, 2011
OPERATING ACTIVITIES:
Net income	$146,657	$48,459
Net income from discontinued operations	—	(18,915)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,154	9,558
Amortization of intangible assets	21,875	15,739
Amortization of debt issue costs	5,741	4,625
Refinancing costs	—	72,379
Non-cash equity compensation	8,535	4,054
Excess tax benefits related to share-based payment arrangements	(24,231)	(12,440)
Deferred income taxes	(3,470)	(10,682)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(9,031)	5,411
Inventories	(615)	1,267
Income taxes receivable/payable	4,498	(83)
Other assets	1,889	597
Accounts payable	(3,999)	(4,048)
Accrued and other liabilities	5,801	13,230

Net cash provided by operating activities	164,804	129,151

INVESTING ACTIVITIES:
Capital expenditures	(9,109)	(8,386)
Cash proceeds from sale of discontinued operations	—	240,000
Acquisition of businesses, net of cash acquired	(833,512)	(1,362,202)

Net cash used in investing activities	(842,621)	(1,130,588)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	24,231	12,440
Proceeds from exercise of stock options	7,316	6,219
Dividends paid	(3,299)	(2,810)
Treasury stock purchased	(846)	—
Proceeds from new senior secured credit facility - net	484,713	1,500,048
Repayment on new senior secured credit facility	(9,000)	(3,875)
Proceeds from senior subordinated notes due 2018 - net	—	1,582,534
Repurchase of senior subordinated notes due 2014	—	(1,041,894)
Repayment of existing senior secured credit facility	—	(780,000)

Net cash provided by financing activities	503,115	1,272,662

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(174,702)	271,225
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	376,183	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,481	$505,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$93,884	$61,327

Cash paid during the period for income taxes	$57,780	$24,566

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWENTY-SIX WEEK PERIODS ENDED MARCH 31, 2012 AND APRIL 2, 2011

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

Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces and lighting and control technology.

Separate Financial Statements – Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 7 3/4 % senior subordinated notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing domestic subsidiaries of TransDigm Inc. and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2011 included in TD Group’s Form 10-K dated November 18, 2011. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2011 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

3.	ACQUISITIONS

AmSafe Global Holdings, Inc. – On February 15, 2012, TransDigm Inc. acquired AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.3 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction.

The Company financed the acquisition through a combination of new senior bank debt of $500 million and cash. See Note 8 to the Condensed Consolidated Financial Statements.

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

Assets acquired:
Current assets, excluding cash acquired	$95,729
Property, plant and equipment	25,999
Intangible assets	208,200
Goodwill	437,677
Other	8,039

Total assets acquired	$775,644

Liabilities assumed:
Current liabilities	$24,976
Other noncurrent liabilities	1,396

Total liabilities assumed	$26,372

Net assets acquired	$749,272

The Company expects that of the $438 million of goodwill recognized for the acquisition approximately $77 million will be deductible for tax purposes.

Harco Laboratories, Incorporated – On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $83.3 million in cash, which includes a purchase price adjustment of $0.4 million paid in the second quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $55 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

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

The results of operations of McKechnie Aerospace are included in the Company’s consolidated financial statements from the date of the transaction. Had the McKechnie acquisition and related financing transactions occurred at the beginning of the twenty-six week period ended April 2, 2011, unaudited pro forma consolidated results for the twenty-six week period ended April 2, 2011 would have been as follows (in thousands, except per share data):

Twenty-Six Week Period Ended April 2, 2011
Net sales	$579,224

Net income applicable to common stock from continuing operations	$20,913

Net income per share from continuing operations:
Basic and diluted	$0.39

The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of McKechnie Aerospace and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of October 1, 2010. The pro forma results for the twenty-six week period ended April 2, 2011 reflect the business combination accounting effects from the acquisition including amortization charges from the acquired intangible assets, inventory purchase accounting adjustments charged to cost of sales as the inventory is sold and increased interest expense associated with debt incurred to fund the acquisition. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

The Company accounted for the acquisitions of AmSafe, Harco, Schneller, Talley Actuation and McKechnie Aerospace (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of AmSafe, Harco and Schneller and, therefore, the values attributed to those acquired assets in the condensed consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions of AmSafe, Harco, Schneller and Talley Actuation had they occurred at the beginning of the twenty-six week period ended March 31, 2012 are not significant and, accordingly, are not provided.

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

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Numerator for earnings per share:
Net income from continuing operations	$81,552	$36,697	$146,657	$29,544
Less dividends paid on participating securities	—	—	(3,299)	(2,810)

	81,552	36,697	143,358	26,734
Net income from discontinued operations	—	19,120	—	18,915

Net income applicable to common stock - basic and diluted	$81,552	$55,817	$143,358	$45,649

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	50,800	49,815	50,615	49,656
Vested options deemed participating securities	3,082	3,518	3,267	3,677

Total shares for basic and diluted earnings per share	53,882	53,333	53,882	53,333

Net earnings per share from continuing operations - basic and diluted	$1.51	$0.69	$2.66	$0.50

Net earnings per share from discontinued operations - basic and diluted	—	0.35	—	0.35

Net earnings per share	$1.51	$1.04	$2.66	$0.85

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 5% of the inventory was valued under the LIFO method at March 31, 2012.

Inventories consist of the following (in thousands):

	March 31, 2012	September 30, 2011
Raw materials and purchased component parts	$199,151	$160,402
Work-in-progress	102,246	85,612
Finished goods	58,119	43,192

Total	359,516	289,206
Reserve for excess and obsolete inventory and LIFO	(32,911)	(23,889)

Inventories - net	$326,605	$265,317

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$680,745	$89,238	$591,507	$546,726	$75,426	$471,300
Order backlog	28,710	22,011	6,699	24,799	17,895	6,904
Other	43,044	7,000	36,044	10,973	5,753	5,220

Total	$752,499	$118,249	$634,250	$582,498	$99,074	$483,424

Intangible assets acquired during the twenty-six week period ended March 31, 2012 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$492,883
Trademarks and trade names	87,510

	580,393

Intangible assets subject to amortization:
Technology	132,850	20 years
Order backlog	6,410	1 year
Other	2,900	20 years

	142,160	19.1 years

Total	$722,553

The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended March 31, 2012 and April 2, 2011 was approximately $21.9 million and $15.7 million, respectively. The estimated amortization expense for fiscal 2012 is $44.4 million and for each of the five succeeding years 2013 through 2017 is $37.7 million, $35.6 million, $35.6 million, $35.6 million and $35.6 million, respectively.

The following is a summary of changes in the carrying value of goodwill from September 30, 2011 through March 31, 2012 (in thousands):

Balance, September 30, 2011	$2,595,747
Goodwill acquired during the year	492,883
Purchase price allocation adjustments	(26,843)
Other	(1,442)

Balance, March 31, 2012	$3,060,345

7.	PRODUCT WARRANTY

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

The following table presents a reconciliation of changes in the product warranty liability for the periods indicated below (in thousands):

	Twenty-Six Week Periods Ended
	March 31, 2012	April 2, 2011
Liability balance at beginning of period	$8,722	$8,345
Accruals for warranties issued	345	581
Warranty costs incurred	(1,053)	(1,393)
Acquisitions	217	91

Liability balance at end of period	$8,231	$7,624

8.	DEBT

Amendment No. 1 to the New Senior Secured Credit Facility – In accordance with the terms of the credit agreement dated February 14, 2011 (the “New Senior Secured Credit Facility”), TD Group’s wholly-owned subsidiary, TransDigm Inc., entered into Amendment No.1 and an Incremental Term Loan Assumption Agreement (the “Amendment”) on February 15, 2012. The Amendment provides for an additional term loan facility in the aggregate principal amount of $500 million. The additional term loan facility was fully drawn on February 15, 2012. The proceeds of the additional term loan facility were used to pay a portion of the purchase price of and related transaction expenses associated with the acquisition of AmSafe.

The additional term loan under the New Senior Secured Credit Facility matures in February 2017 and requires quarterly principal payments of $1.3 million that began on March 31, 2012.

The terms and conditions that apply to the additional term loan facility are substantially the same as the terms and conditions that apply to the existing term loan under the February 14, 2011 New Senior Secured Credit Facility.

Assumption Agreement to Revolving Credit Facility – On February 15, 2012 TransDigm Inc. entered into an Incremental Revolving Credit Assumption Agreement (the “Assumption Agreement”) to its credit agreement dated as of December 6, 2010, as amended (collectively, the “Existing Senior Secured Credit Facility”). The Assumption Agreement provides for additional revolving commitments to TransDigm in an aggregate principal amount of $65 million, which results in a total revolving credit amount of $310 million. No borrowings, other than the issuance of certain letters of credit, were made under the Existing Senior Secured Credit Facility as of March 31, 2012.

9.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended March 31, 2012 and April 2, 2011, the effective income tax rate was 34.7% and 36.1%, respectively. The lower effective tax rate for the thirteen week period ended March 31, 2012 was primarily due to an increase in the domestic manufacturing deduction and a reduction in state taxes that were partially offset by the expiration of the research and development tax credit. During the twenty-six week periods ended March 31, 2012 and April 2, 2011, the effective income tax rate was 33.7% and 36.5%, respectively. The lower effective tax rate for the twenty-six week period ended March 31, 2012 was primarily due to the factors noted above and a non-recurring adjustment (benefit of $2.8 million) to state income tax expense due to changes in state tax laws.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Malaysia, Mexico, France, Singapore, China, Sri Lanka and the United Kingdom. The Company is subject to U.S. federal examination for the 2008, 2009 and 2010 years. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and 2010.

At March 31, 2012 and September 30, 2011, TD Group had $9.3 million and $7.6 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $8.2 million and $7.0 million on the effective tax rate at March 31, 2012 and September 30, 2011, respectively. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		March 31, 2012		September 30, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$201,481	$201,481	$376,183	$376,183
Liabilities:
Interest rate swaps (1)	2	7,500	7,500	5,600	5,600
Foreign currency exchange contracts	2	—	—	—	—
Long-term debt:
Term loans	2	2,029,375	2,040,000	1,538,375	1,496,000
7 3/4% Senior Subordinated Notes due 2018	1	1,600,000	1,696,000	1,600,000	1,616,000

(1)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. Foreign exchange contracts were measured at fair value using the quoted currency exchange rate versus the fixed rate of the contract. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s New Senior Secured Credit Facility. The estimated fair values of the Company’s 7 3/4% senior subordinated notes due 2018 were based upon quoted market prices.

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

At March 31, 2012, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

As of March 31, 2012, the Company had outstanding foreign currency exchange contracts totaling $1.5 million in the form of forward contracts with varying maturity dates ranging from April 2012 to September 2012. The fair value of these contracts approximated their carrying value as of March 31, 2012.

12.	COMPREHENSIVE INCOME

Comprehensive income, which primarily includes adjustments for changes in the fair values of the interest rate swap agreements on a net of tax basis and foreign currency translation adjustments, was approximately $144.7 million and $51.3 million for the twenty-six week periods ended March 31, 2012 and April 2, 2011, respectively.

13.	DISCONTINUED OPERATIONS

On March 9, 2011, the Company completed the divestiture of its fastener business for approximately $239.6 million in cash, which includes a preliminary working capital adjustment of $0.4 million paid in the third quarter of fiscal 2011. The Company recorded a gain on sale of the fastener business of approximately $21.0 million, net of tax of $59.5 million.

On April 7, 2011, the Company completed the divestiture of Aero Quality Sales (“AQS”) to Satair A/S for approximately $31.8 million in cash, which includes a $1.8 million working capital adjustment received in the third quarter of fiscal 2011. The Company’s Chairman and Chief Executive Officer, W. Nicholas Howley, was a director of Satair A/S from 2006 through October 2011.

The sales of the fastener business and AQS have been accounted for as discontinued operations and accordingly the condensed consolidated statements of income have classified the operating results to reflect discontinued operations presentation. The following is the summarized operating results for the fastener business and AQS for the thirteen week period ended April 2, 2011 and from the date of acquisition (December 6, 2010) through April 2, 2011 (in thousands).

	Thirteen Week Period Ended April 2, 2011	December 6, 2010 Through April 2, 2011

Net sales	$17,313	$23,802

Loss from discontinued operations before income taxes	$(2,764)	$(2,835)

Income tax benefit	928	794

Loss from discontinued operations	(1,836)	(2,041)

Gain on sale of discontinued operations, net of tax	20,956	20,956

Income from discontinued operations	$19,120	$18,915

14.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% senior subordinated notes due 2018 are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of March 31, 2012 and September 30, 2011 and its statements of income and cash flows for the twenty-six week periods ended March 31, 2012 and April 2, 2011 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries after December 14, 2010 and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2012

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,552	$165,167	$7,309	$10,453	$—	$201,481
Trade accounts receivable - Net	—	12,438	204,667	24,709	(1,356)	240,458
Inventories	—	22,540	274,256	29,793	16	326,605
Income taxes receivable	—	12,949	—	(749)	—	12,200
Prepaid expenses and other	—	1,337	7,063	2,168	—	10,568
Deferred income taxes	—	23,770	—	—	—	23,770

Total current assets	18,552	238,201	493,295	66,374	(1,340)	815,082

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	976,371	4,718,730	1,953,253	(8,207)	(7,640,147)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,714	144,857	13,807	—	174,378
GOODWILL	—	64,893	2,958,264	37,188	—	3,060,345
TRADEMARKS AND TRADE NAMES	—	19,376	402,090	12,052	—	433,518
OTHER INTANGIBLE ASSETS - Net	—	8,466	611,564	14,220	—	634,250
DEBT ISSUE COSTS - Net	—	68,597	—	—	—	68,597
OTHER	—	2,462	11,063	168	—	13,693

TOTAL ASSETS	$994,923	$5,136,439	$6,574,386	$135,602	$(7,641,487)	$5,199,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$20,500	$—	$—	$—	$20,500
Accounts payable	—	12,011	50,245	12,403	(1,356)	73,303
Accrued liabilities	—	52,369	57,933	6,196	—	116,498
Income taxes payable	—	—	—	—	—	—

Total current liabilities	—	84,880	108,178	18,599	(1,356)	210,301

LONG-TERM DEBT	—	3,608,875	—	—	—	3,608,875
DEFERRED INCOME TAXES	—	320,800	2,000	—	—	322,800
OTHER NON-CURRENT LIABILITIES	—	27,511	35,550	(97)	—	62,964

Total liabilities	—	4,042,066	145,728	18,502	(1,356)	4,204,940

STOCKHOLDERS’ EQUITY	994,923	1,094,373	6,428,658	117,100	(7,640,131)	994,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$994,923	$5,136,439	$6,574,386	$135,602	$(7,641,487)	$5,199,863

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,695	$360,074	$2,115	$8,299	$—	$376,183
Trade accounts receivable - Net	—	11,183	170,420	8,484	(794)	189,293
Inventories	—	23,311	233,726	8,264	16	265,317
Deferred income taxes	—	23,248	7,596	—	—	30,844
Prepaid expenses and other	—	2,571	5,451	633	—	8,655

Total current assets	5,695	420,387	419,308	25,680	(778)	870,292

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	805,254	3,746,531	1,557,736	(8,494)	(6,101,027)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,903	129,566	5,331	—	150,800
GOODWILL	—	81,736	2,478,780	35,231	—	2,595,747
TRADEMARKS AND TRADE NAMES	—	19,376	313,280	12,286	—	344,942
OTHER INTANGIBLE ASSETS - Net	—	8,760	459,615	15,049	—	483,424
DEBT ISSUE COSTS - Net	—	59,007	—	—	—	59,007
OTHER	—	2,415	7,010	(1)	—	9,424

TOTAL ASSETS	$810,949	$4,354,115	$5,365,295	$85,082	$(6,101,805)	$4,513,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$15,500	$—	$—	$—	$15,500
Accounts payable	—	8,071	49,944	4,889	(794)	62,110
Accrued liabilities	—	52,525	65,178	2,609	—	120,312
Income taxes payable	—	5,561	3,155	221	—	8,937

Total current liabilities	—	81,657	118,277	7,719	(794)	206,859

LONG-TERM DEBT	—	3,122,875	—	—	—	3,122,875
DEFERRED INCOME TAXES	—	199,610	110,841	—	—	310,451
OTHER NON-CURRENT LIABILITIES	—	26,717	35,785	—	—	62,502

Total liabilities	—	3,430,859	264,903	7,719	(794)	3,702,687

STOCKHOLDERS’ EQUITY	810,949	923,256	5,100,392	77,363	(6,101,011)	810,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$810,949	$4,354,115	$5,365,295	$85,082	$(6,101,805)	$4,513,636

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2012

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$52,136	$692,146	$35,029	$(3,369)	$775,942

COST OF SALES	—	30,404	286,659	26,653	(3,369)	340,347

GROSS PROFIT	—	21,732	405,487	8,376	—	435,595

SELLING AND ADMINISTRATIVE EXPENSES	—	28,330	58,395	4,599	—	91,324
AMORTIZATION OF INTANGIBLE ASSETS	—	312	20,792	674	—	21,778

INCOME (LOSS) FROM OPERATIONS	—	(6,910)	326,300	3,103	—	322,493
INTEREST EXPENSE - Net	—	100,346	244	771	—	101,361
EQUITY IN INCOME OF SUBSIDIARIES	(146,657)	(216,157)	—	—	362,814	—

INCOME BEFORE INCOME TAXES	146,657	108,901	326,056	2,332	(362,814)	221,132

INCOME TAX PROVISION (BENEFIT)	—	(37,756)	111,227	1,004	—	74,475

NET INCOME	$146,657	$146,657	$214,829	$1,328	$(362,814)	$146,657

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$37,365	$492,105	$11,376	$(2,987)	$537,859

COST OF SALES	—	21,965	223,880	9,149	(2,155)	252,839

GROSS PROFIT	—	15,400	268,225	2,227	(832)	285,020
SELLING AND ADMINISTRATIVE EXPENSES	—	18,622	44,037	1,032	—	63,691
AMORTIZATION OF INTANGIBLE ASSETS	—	312	14,808	619	—	15,739

INCOME (LOSS) FROM OPERATIONS	—	(3,534)	209,380	576	(832)	205,590

INTEREST EXPENSE - Net	—	85,659	528	506	—	86,693
REFINANCING COSTS	—	72,379	—	—	—	72,379
EQUITY IN INCOME OF SUBSIDIARIES	(48,459)	(155,794)	—	—	204,253	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	48,459	(5,778)	208,852	70	(205,085)	46,518

INCOME TAX PROVISION (BENEFIT)	—	(54,237)	71,100	111	—	16,974

INCOME (LOSS) FROM CONTINUING OPERATIONS	48,459	48,459	137,752	(41)	(205,085)	29,544

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	6,732	12,183	—	18,915

NET INCOME	$48,459	$48,459	$144,484	$12,142	$(205,085)	$48,459

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2012

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(53,599)	$215,749	$1,958	$696	$164,804

INVESTING ACTIVITIES:
Capital expenditures	—	(829)	(8,115)	(165)	—	(9,109)
Acquisition of businesses, net of cash acquired	—	(833,512)	—	—	—	(833,512)

Net cash used in investing activities	—	(834,341)	(8,115)	(165)	—	(842,621)

FINANCING ACTIVITIES:
Intercompany activities	(14,545)	217,320	(202,440)	361	(696)	—
Excess tax benefits related to share-based payment arrangements	24,231	—	—	—	—	24,231
Proceeds from exercise of stock options	7,316	—	—	—	—	7,316
Dividends paid	(3,299)	—	—	—	—	(3,299)
Treasury stock purchased	(846)	—	—	—	—	(846)
Proceeds from new senior secured credit facility-net	—	484,713	—	—	—	484,713
Repayment on new senior secured credit facility	—	(9,000)	—	—	—	(9,000)

Net cash provided by (used in) financing activities	12,857	693,033	(202,440)	361	(696)	503,115

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,857	(194,907)	5,194	2,154	—	(174,702)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	360,074	2,115	8,299	—	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,552	$165,167	$7,309	$10,453	$—	$201,481

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(49,933)	$237,165	$(57,697)	$(384)	$129,151

INVESTING ACTIVITIES:
Capital expenditures	—	(1,619)	(1,270)	(5,497)	—	(8,386)
Cash proceeds from sale of discontinued operations	—	240,000	—	—	—	240,000
Acquisition of businesses, net of cash acquired	—	(1,362,202)	—	—	—	(1,362,202)

Net cash used in investing activities	—	(1,123,821)	(1,270)	(5,497)	—	(1,130,588)

FINANCING ACTIVITIES:
Intercompany activities	(8,907)	166,988	(229,973)	71,508	384	—
Excess tax benefits related to share-based payment arrangements	12,440	—	—	—	—	12,440
Proceeds from exercise of stock options	6,219	—	—	—	—	6,219
Dividends paid	(2,810)	—	—	—	—	(2,810)
Proceeds from new senior secured credit facility - net	—	1,500,048	—	—	—	1,500,048
Repayment on new senior secured credit facility	—	(3,875)	—	—	—	(3,875)
Proceeds from 2018 senior subordinated notes - net	—	1,582,534	—	—	—	1,582,534
Repurchase of 2014 senior subordinated notes	—	(1,041,894)	—	—	—	(1,041,894)
Repayment of previous senior secured credit facility	—	(780,000)	—	—	—	(780,000)

Net cash provided by (used in) financing activities	6,942	1,423,801	(229,973)	71,508	384	1,272,662

INCREASE IN CASH AND CASH EQUIVALENTS	6,942	250,047	5,922	8,314	—	271,225

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,884	226,200	3,028	—	—	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,826	$476,247	$8,950	$8,314	$—	$505,337

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

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces and lighting and control technology. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the second quarter of fiscal 2012, we generated net sales of $423.5 million and net income of $81.6 million. EBITDA As Defined was $203.1 million, or 48.0% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions and Divestitures

AmSafe Global Holdings, Inc. Acquisition

On February 15, 2012, TransDigm Inc. acquired AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.3 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of AmSafe, and therefore the condensed consolidated financial statements at March 31, 2012 reflect a preliminary purchase price allocation for the business.

Harco Laboratories Acquisition

On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $83.3 million in cash, which includes a purchase price adjustment of $0.4 million paid in the second quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Harco, and therefore the condensed consolidated financial statements at March 31, 2012 reflect a preliminary purchase price allocation for the business.

Schneller Holdings Acquisition

On August 31, 2011, TransDigm Inc. acquired all of the outstanding equity interests in Schneller Holdings LLC (“Schneller”) for approximately $288.6 million in cash, which includes a purchase price adjustment of $1.0 million paid in the first quarter of fiscal 2012. Schneller designs and manufactures proprietary, highly engineered laminates, thermoplastics, and non-textile flooring for use primarily on side walls, lavatories, galleys, bulkheads and cabin floors for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Schneller, and therefore the condensed consolidated financial statements at March 31, 2012 reflect a preliminary purchase price allocation for the business.

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

Fastener Business Divestiture

On March 9, 2011, the Company completed the divestiture of its fastener business for approximately $239.6 million in cash, which includes a preliminary working capital adjustment of $0.4 million paid in the third quarter of fiscal 2011. This business, which was acquired as part of the McKechnie Aerospace acquisition, is made up of Valley-Todeco, Inc. and Linread Ltd. The business designs and manufactures fasteners, fastening systems and bearings for commercial, military and general aviation aircraft.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net income	$81,552	$55,817	$146,657	$48,459
Less income from discontinued operations	—	19,120	—	18,915

Income from continuing operations	81,552	36,697	146,657	29,544
Adjustments:
Depreciation and amortization expense	15,247	16,684	33,029	25,300
Interest expense, net	52,300	54,137	101,361	86,693
Income tax provision	43,375	20,758	74,475	16,974

EBITDA, excluding discontinued operations	192,474	128,276	355,522	158,511
Adjustments:
Inventory purchase accounting adjustments (1)	5,308	11,495	8,459	13,601
Acquisition integration costs (2)	832	2,146	3,384	5,985
Acquisition transaction-related expenses (3)	2,399	293	4,148	2,094
Stock option expense (4)	4,887	2,197	8,535	4,054
Other acquisition accounting adjustments	(2,792)	—	(2,792)	—
Refinancing costs (5)	—	1,649	—	72,379

EBITDA As Defined	$203,108	$146,056	$377,256	$256,624

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.
(5)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Twenty-Six Week Periods Ended
	March 31, 2012	April 2, 2011
Net Cash Provided by Operating Activities	$164,804	$129,151
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	1,457	(76,706)
Interest expense, net (1)	95,620	82,068
Income tax provision - current	77,945	86,352
Non-cash equity compensation (2)	(8,535)	(4,054)
Excess tax benefit from exercise of stock options	24,231	12,440
Refinancing costs (3)	—	(72,379)

EBITDA	355,522	156,872
Adjustments:
Inventory purchase accounting adjustments (4)	8,459	17,356
Acquisition integration costs (5)	3,384	5,985
Acquisition transaction-related expenses(6)	4,148	2,094
Stock option expense (7)	8,535	4,054
Other acquisition accounting adjustments	(2,792)	—
Refinancing costs (3)	—	72,379
EBITDA from discontinued operations	—	(2,116)

EBITDA As Defined	$377,256	$256,624

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock plans.
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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2011. There have been no significant changes to our critical accounting policies during the twenty-six week period ended March 31, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	March 31, 2012	% of Sales	April 2, 2011	% of Sales
Net sales	$423,469	100.0%	$304,307	100.0%
Cost of sales	187,429	44.3	146,433	48.1
Selling and administrative expenses	49,474	11.6	33,171	10.9
Amortization of intangible assets	9,339	2.2	11,462	3.8

Income from operations	177,227	41.9	113,241	37.2
Interest expense, net	52,300	12.4	54,137	17.8
Refinancing costs	—	—	1,649	0.5

Income tax provision	43,375	10.2	20,758	6.8

Income from continuing operations	81,552	19.3	36,697	12.1

Income from discontinued operations, net of tax	—	—	19,120	6.2

Net income	$81,552	19.3%	$55,817	18.3%

	Twenty-Six Week Periods Ended
	March 31, 2012	% of Sales	April 2, 2011	% of Sales
Net sales	$775,942	100.0%	$537,859	100.0%
Cost of sales	340,347	43.9	252,839	47.0
Selling and administrative expenses	91,324	11.7	63,691	11.9
Amortization of intangible assets	21,778	2.8	15,739	2.9

Income from operations	322,493	41.6	205,590	38.2
Interest expense, net	101,361	13.1	86,693	16.1
Refinancing costs	—	—	72,379	13.5
Income tax provision	74,475	9.6	16,974	3.1

Income from continuing operations	146,657	18.9	29,544	5.5
Income from discontinued operations, net of tax	—	—	18,915	3.5

Net income	$146,657	18.9%	$48,459	9.0%

Changes in Results of Operations

Thirteen week period ended March 31, 2012 compared with the thirteen week period ended April 2, 2011.

•	Net Sales. Net organic and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended March 31, 2012 and April 2, 2011 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change
	March 31, 2012	April 2, 2011	Change	Total Sales
Organic sales	$349.7	$304.3	$45.4	14.9%
Acquisition sales	73.8	—	73.8	24.2%

	$423.5	$304.3	$119.2	39.2%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above resulted from the acquisitions of Schneller in fiscal 2011 and Harco and AmSafe in fiscal 2012.

The organic sales growth was primarily due to an increase of $30.5 million, or a 35.9% increase in commercial OEM sales, and an increase of $6.4 million, or a 5.2% increase in commercial aftermarket sales, resulting primarily from improving market demand for commercial products. Commercial OEM sales includes a retroactive contract adjustment with one of our key customers for approximately $6 million. Defense sales increased by $8.5 million, or 10.0% of defense sales, for the quarter ended March 31, 2012 compared to the quarter ended April 2, 2011.

•

Cost of Sales and Gross Profit. Cost of sales increased by $41.0 million, or 28.0%, to $187.4 million for the quarter ended March 31, 2012 compared to $146.4 million for the quarter ended April 2, 2011. Cost of sales and the related percentage of total sales for the thirteen week periods ended March 31, 2012 and April 2, 2011 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 31, 2012	April 2, 2011	Change	% Change
Cost of sales - excluding acquisition-related costs below	$181.3	$132.8	$48.5	36.5%
% of total sales	42.8%	43.6%

Inventory purchase accounting adjustments	5.3	11.5	(6.2)	-53.9%
% of total sales	1.3%	3.8%

Acquisition integration costs	0.8	2.1	(1.3)	-61.9%
% of total sales	0.2%	0.7%

Total cost of sales	$187.4	$146.4	$41.0	28.0%

% of total sales	44.3%	48.1%

Gross profit	$236.0	$157.9	$78.1	49.5%

Gross profit percentage	55.7%	51.9%

The increase in the dollar amount of cost of sales during the thirteen week period ended March 31, 2012 was primarily due to increased volume associated with organic sales growth and the sales from acquisitions partially offset by lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales increased by 3.8 percentage points to 55.7% for the thirteen week period ended March 31, 2012 from 51.9% for the thirteen week period ended April 2, 2011. The dollar amount of gross profit increased by $78.1 million, or 49.5%, from the quarter ended March 31, 2012 compared to the comparable quarter last year due to the following items:

•	Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $39 million for the quarter ended March 31, 2012.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $8 million.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), the impact of a retroactive contract adjustment with one of our key customers (approximately $6 million) and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $31 million for the quarter ended March 31, 2012.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $16.3 million to $49.5 million, or 11.6% of sales, for the thirteen week period ended March 31, 2012 from $33.2 million, or 10.9% of sales, for the thirteen week period ended April 2, 2011. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended March 31, 2012 and April 2, 2011 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 31, 2012	April 2, 2011	Change	% Change
Selling and administrative expenses - excluding costs below	$45.7	$31.0	$14.7	47.4%
% of total sales	10.8%	10.2%

Stock compensation expense	4.2	1.9	2.3	121.1%
% of total sales	1.0%	0.6%

Other acquisition accounting adjustments	(2.8)	—	(2.8)	—
% of total sales	-0.7%	—

Acquisition transaction-related expenses	2.4	0.3	2.1	700.0%
% of total sales	0.6%	0.1%

Total selling and administrative expenses	$49.5	$33.2	$16.3	49.1%

% of total sales	11.7%	10.9%

The increase in the dollar amount of selling and administrative expenses during the thirteen week period ended March 31, 2012 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $13 million, which was approximately 18% of the acquisition sales.

•

Amortization of Intangibles. Amortization of intangibles decreased to $9.3 million for the quarter ended March 31, 2012 from $11.5 million for the comparable quarter last year. The net decrease of $2.1 million was primarily due to order backlog relating to prior acquisitions becoming fully amortized in the first quarter of fiscal 2012 offset by amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•	Refinancing Costs. Refinancing costs of $1.6 million were recorded during the quarter ended April 2, 2011 as a result of the redemption of the remaining $31.4 million outstanding 2014 notes.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense decreased $1.8 million, or 3.3%, to $52.3 million for the quarter ended March 31, 2012 from $54.1 million for the comparable quarter last year. The net decrease in interest expense-net was primarily due to a decrease in the weighted average interest rate during the quarter ended March 31, 2012 of 6.2% compared to the average weighted interest rate during the comparable prior period of 6.9% offset by an increase in the weighted average level of outstanding borrowings, which was approximately $3.39 billion for the quarter ended March 31, 2012 and approximately $3.15 billion for the quarter ended April 2, 2011. The increase in borrowings was due to the additional term loan facility under the Amendment to our New Senior Secured Credit Facility related to the AmSafe acquisition which occurred in February 2012.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 34.7% for the quarter ended March 31, 2012 compared to 36.1% for the quarter ended April 2, 2011. The decrease in the effective tax rate was primarily due to an increase in the domestic manufacturing deduction and a reduction in state taxes that were partially offset by the expiration of the research and development tax credit.

•

Income from Continuing Operations. Income from continuing operations increased by $44.9 million, or 122.2%, to $81.6 million for the quarter ended March 31, 2012 from $36.7 million for the comparable period last year. Income from continuing operations increased by a higher percentage than the overall increase in sales of 39.2% due to the factors described above and summarized as follows: lower acquisition-related costs, acquisition accounting adjustments and amortization of intangible assets; refinancing costs incurred in fiscal 2011; leverage on interest expense-net (declined by 3.3%); and a lower effective income tax rate.

•

Income from Discontinued Operations. Income from discontinued operations comprises the net loss from discontinued operations of $1.8 million and the after-tax net gain on sale of the fastener business of $20.9 million recorded during the thirteen week period ended April 2, 2011.

•

Net Income. Net income increased $25.7 million, or 46.1%, to $81.5 million for the quarter ended March 31, 2012 compared to net income of $55.8 million for the quarter ended April 2, 2011, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.51 for the quarter ended March 31, 2012 and $1.04 per share for the quarter ended April 2, 2011. The quarter ended April 2, 2011 comprises basic and diluted earnings per share from continuing operations of $0.69 and basic and diluted earnings per share from discontinued operations of $0.35. The increase in earnings per share from continuing operations of $0.69 per share to $1.51 per share is due to the increase in income from continuing operations of $44.9 million, which is a result of the factors referred to above.

Twenty-six week period ended March 31, 2012 compared with the twenty-six week period ended April 2, 2011.

•	Net Sales. Net organic and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended March 31, 2012 and April 2, 2011 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change
	March 31, 2012	April 2, 2011	Change	Total Sales
Organic sales	$626.2	$537.9	$88.4	16.4%
Acquisition sales	149.7	—	149.7	27.8%

	$775.9	$537.9	$238.1	44.3%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above resulted from the acquisitions of McKechnie Aerospace, Talley Actuation and Schneller in fiscal 2011 and Harco and AmSafe in fiscal 2012.

The organic sales growth was primarily due to an increase of $47.1 million, or a 33.1% increase in commercial OEM sales, and an increase of $24.6 million, or a 11.2% increase in commercial aftermarket sales, resulting primarily from improving market demand for commercial products. Commercial OEM sales includes retroactive contract adjustments with a key customer amounting to approximately $11 million. Defense sales increased by $14.1 million, or 8.9% of defense sales, for the twenty-six week period ended March 31, 2012 compared to the twenty-six week period ended April 2, 2011.

•

Cost of Sales and Gross Profit. Cost of sales increased by $87.5 million, or 34.6%, to $340.3 million for the twenty-six week period ended March 31, 2012 compared to $252.8 million for the twenty-six week period ended April 2, 2011. Cost of sales and the related percentage of total sales for the twenty-six week periods ended March 31, 2012 and April 2, 2011 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 31, 2012	April 2, 2011	Change	% Change
Cost of sales - excluding acquisition-related costs below	$330.0	$236.7	$93.3	39.4%
% of total sales	42.6%	44.0%

Inventory purchase accounting adjustments	8.5	13.6	(5.1)	-37.5%
% of total sales	1.1%	2.5%

Acquisition integration costs	1.8	2.5	(0.7)	-28.0%
% of total sales	0.2%	0.5%

Total cost of sales	$340.3	$252.8	$87.5	34.6%

% of total sales	43.9%	47.0%

Gross profit	$435.6	$285.1	$150.5	52.8%

Gross profit percentage	56.1%	53.0%

The increase in the dollar amount of cost of sales during the twenty-six week period ended March 31, 2012 was primarily due to increased volume associated with organic sales growth and the sales from acquisitions partially offset by lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales increased by 3.1 percentage points to 56.1% for the twenty-six week period ended March 31, 2012 from 53.0% for the twenty-six week period ended April 2, 2011. The dollar amount of gross profit increased by $150.5 million, or 52.8%, from the twenty-six week period ended March 31, 2012 compared to the comparable period last year due to the following items:

•	Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $79 million for the twenty-six week period ended March 31, 2012.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $6 million.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), the impact of retroactive contract adjustments with one of our key customers (approximately $11 million) and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $66 million for the twenty-six week period ended March 31, 2012.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $27.6 million to $91.3 million, or 11.7% of sales, for the twenty-six week period ended March 31, 2012 from $63.7 million, or 11.9% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the twenty-six week periods ended March 31, 2012 and April 2, 2011 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 31, 2012	April 2, 2011	Change	% Change
Selling and administrative expenses - excluding costs below	$81.1	$54.7	$26.4	48.3%
% of total sales	10.5%	10.2%

Stock compensation expense	7.3	3.4	3.9	114.7%
% of total sales	0.9%	0.6%

Other acquisition accounting adjustments	(2.8)	—	(2.8)	—
% of total sales	-0.4%	—

Acquisition transaction-related expenses	5.7	5.6	0.1	1.8%
% of total sales	0.8%	1.0%

Total selling and administrative expenses	$91.3	$63.7	$27.6	43.4%

% of total sales	11.8%	11.8%

The increase in the dollar amount of selling and administrative expenses during the twenty-six week period ended March 31, 2012 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $22 million, which was approximately 15% of the acquisition sales.

•

Amortization of Intangibles. Amortization of intangibles increased to $21.8 million for the twenty-six week period ended March 31, 2012 from $15.7 million for the comparable period last year. The net increase of $6.1 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•

Refinancing Costs. Refinancing costs were recorded as a result of the refinancing of TransDigm’s entire debt structure in December 2010. The charge of $72.4 million consisted of the premium of $41.9 million paid to redeem our 7 3/4% senior subordinated notes, the write-off of debt issue costs and unamortized note premium and discount of $25.7 million, and the settlement of the interest rate swap agreement and other expenses of $4.8 million.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense increased $14.7 million, or 16.9%, to $101.4 million for the twenty-six week period ended March 31, 2012 from $86.7 for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $3.26 billion for the twenty-six week period ended March 31, 2012 and approximately $2.65 billion for the twenty-six week period ended April 2, 2011. The increase in borrowings was due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010 and the additional term loan facility under the Amendment to our New Senior Secured Credit Facility related to the AmSafe acquisition which occurred in February 2012. The weighted average interest rate on total borrowings outstanding at March 31, 2012 was approximately 5.7%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 33.7% for the twenty-six week period ended March 31, 2012 compared to 36.5% for the twenty-six week period ended April 2, 2011. The decrease in the effective tax rate was primarily due to an increase in the domestic manufacturing deduction, a reduction in state taxes and a non-recurring adjustment (benefit of $2.8 million) to state income tax expense due to changes in state tax laws that were partially offset by the expiration of the research and development tax credit.

•

Income from Continuing Operations. Income from continuing operations increased by $117.1 million, or 396.4%, to $146.7 million for the twenty-six week period ended March 31, 2012 from $29.5 million for the comparable period last year. Income from continuing operations increased by a higher percentage than the overall increase in sales of 44.3% due to the factors described above and summarized as follows: lower acquisition-related costs and acquisition accounting adjustments; refinancing costs incurred in fiscal 2011; leverage on interest expense-net (increased by only 16.9%); and a lower effective income tax rate.

•

Income from Discontinued Operations. Income from discontinued operations comprises the net loss from discontinued operations of the fastener business and AQS of $2.0 million recorded from the date of acquisition (December 6, 2010) through April 2, 2011 and the after-tax net gain on sale of the fastener business of $20.9 million.

•

Net Income. Net income increased $98.2 million, or 202.6%, to $146.7 million for the twenty-six week ended March 31, 2012 compared to net income of $48.5 million for the twenty-six week period ended April 2, 2011, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $2.66 for the twenty-six week period ended March 31, 2012 and $0.85 per share for the twenty-six week period ended April 2, 2011. Net income for the twenty-six week period ended March 31, 2012 of $146.7 million was decreased by an allocation of dividends to participating securities of $3.3 million resulting in net income available to common shareholders of $143.4 million. The twenty-six week period ended April 2, 2011 comprises basic and diluted earnings per share from continuing operations of $0.50 and basic and diluted earnings per share from discontinued operations of $0.35. Net income for the twenty-six week period ended April 2, 2011 of $48.4 million was decreased by an allocation of dividends to participating securities of $2.8 million resulting in net income available to shareholders of $45.6 million. The increase in earnings per share from continuing operations of $0.50 per share to $2.66 per share is due to the increase in income from continuing operations of $117.1 million, which is a result of the factors referred to above.

Backlog

As of March 31, 2012, the Company estimated its sales order backlog at $845 million compared to an estimated sales order backlog of $670 million as of April 2, 2011 (excluding businesses sold during fiscal 2011 and accounted for as discontinued operations). The increase in backlog is primarily due to the acquisitions of Schneller, Harco and AmSafe discussed above, totaling approximately $84 million and an increase in orders across existing product lines in both the OEM and aftermarket. The majority of the purchase orders outstanding as of March 31, 2012 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of March 31, 2012 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture substantially all of our products in the United States, we manufacture some products in the United Kingdom, Belgium, Malaysia, Mexico, China and Sri Lanka. We sell our products in the United States, as well as in foreign countries. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $164.8 million of cash from operating activities during the twenty-six week period ended March 31, 2012 compared to $129.2 million during the twenty-six week period ended April 2, 2011. The net increase of $35.6 million was due primarily to an increase in income from operations and favorable working capital management, partially offset by higher interest payments due the Company’s current debt structure and higher income tax payments.

Investing Activities. Cash used in investing activities was $842.6 million during the twenty-six week period ended March 31, 2012 consisting primarily of the acquisition of AmSafe and Harco and capital expenditures of $9.1 million. Cash used in investing activities was $1,130.6 million during the twenty-six week period ended April 2, 2011 consisting primarily of the acquisitions of McKechnie Aerospace and Talley Actuation and capital expenditures of $8.4 million offset by the cash proceeds on the sale of the fastener business of $240.0 million.

Financing Activities. Cash provided by financing activities during the twenty-six week period ended March 31, 2012 was $503.1 million, which comprised $484.7 million of additional net proceeds from the Amendment under our New Senior Secured Credit Facility and $31.5 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $9.0 million repayment on our New Senior Secured Credit Facility, $3.3 million of dividend equivalent payments and $0.8 million of treasury stock purchased. Cash provided by financing activities during the twenty-six week period ended April 2, 2011 was $1,272.7 million, which comprised $1,260.6 million of net proceeds from the refinancing of our entire debt structure and $18.7 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $3.9 million repayment on our New Senior Secured Credit Facility and $2.8 million of dividend equivalent payments.

Description of New Senior Secured Credit Facility and Indentures

In December 2010, TransDigm entered into a senior secured credit facility, which consisted of a $1.55 billion term loan facility and a $245 million revolving credit facility, as amended as discussed below (collectively, the “Existing Senior Secured Credit Facility”). The proceeds of the term loan were used to pay the purchase price of and related transaction expenses associated with the acquisition of McKechnie Aerospace and repay a portion of the amounts outstanding under the previous senior secured credit facility.

On February 14, 2011, TransDigm Inc. entered into a new senior secured credit facility which provides for $1.55 billion term loan facility, as amended as discussed below (the “New Senior Secured Credit Facility”), which was fully drawn on February 14, 2011. The New Senior Secured Credit Facility replaced the term loan under the Existing Senior Secured Credit Facility and modified certain terms of the original agreement including extending the maturity date of the term loan and modifying the interest rate provisions.

On March 25, 2011, TransDigm entered into Amendment No. 1 to the Existing Senior Secured Credit Facility. The amendment provides for a modification to certain terms of the permitted indebtedness covenant contained in the Existing Senior Secured Credit Facility to modify the requirements for incurring certain additional senior indebtedness.

On February 15, 2012, TransDigm entered into Amendment No. 1 and an Incremental Term Loan Assumption Agreement to the New Senior Secured Credit Facility. The amendment provides for an additional term loan facility in the aggregate principal amount of $500 million. The additional term loan facility was fully drawn on February 15, 2012. The proceeds of the additional term loan facility were used to pay a portion of the purchase price of and related transaction expenses associated with the acquisition of AmSafe.

On February 15, 2012 TransDigm also entered into an Incremental Revolving Credit Assumption Agreement (the “Assumption Agreement”) to the Existing Senior Secured Credit Facility, as amended. The Assumption Agreement provides for additional revolving commitments to TransDigm in an aggregate principal amount of $65 million, which results in a total revolving credit amount of $310 million. No borrowings, other than the issuance of certain letters of credit discussed below, were outstanding under the Existing Senior Secured Credit Facility as of March 31, 2012.

Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015. At March 31, 2012, the Company had $7.2 million letters of credit outstanding and $302.8 million of borrowings available under the Existing Senior Secured Credit Facility.

Under the New Senior Secured Credit Facility, the term loans mature in February 2017. The term loans under the New Senior Secured Credit Facility require quarterly principal payments totaling $5.1 million.

The interest rates per annum applicable to the term loans under the New Senior Secured Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The applicable interest rate on the term loans at March 31, 2012 was 4.0%.

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

The credit facilities contain certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm, incur or suffer to exist liens securing indebtedness, consolidate, merge or transfer all or substantially all of their assets, and engage in transactions with affiliates. At March 31, 2012, TransDigm was in compliance with all of the covenants contained in the credit facilities.

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

Stock Repurchase

On August 22, 2011 we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $100 million in the aggregate. During the twenty-six week period ended March  31, 2012, the Company repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At March 31, 2012, we had borrowings under our New Senior Secured Credit Facility of $2.03 billion that were subject to interest rate risk. Borrowings under our New Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our New Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our New Senior Secured Credit Facility by approximately $20.3 million based on the amount of outstanding borrowings at March 31, 2012. The weighted average interest rate on the $2.03 billion of borrowings under our New Senior Secured Credit Facility on March 31, 2012 was 4.0%.

At March 31, 2012, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the new senior secured credit facility to a fixed rate of 5.17% through June 30, 2015.

The fair value of the $2.03 billion aggregate principal amount of borrowings under our New Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loans approximated $2.04 billion at March 31, 2012 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.60 billion aggregate principal amount of our 7 3/4% senior subordinated notes due 2018 is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1.70 billion at March 31, 2012 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2012, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

On February 15, 2012, we acquired AmSafe. AmSafe operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate AmSafe’s processes into our own systems and control environment. We currently expect to complete the incorporation of AmSafe’s operations into our systems and control environment in fiscal 2013. There were no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended March 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. During the thirteen week period ended March 31, 2012, the Company did not repurchase any shares under the program.

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger by and among AmSafe Global Holdings, Inc., AGH Acquisition Inc., TransDigm Inc.

and TransDigm Group Incorporated dated January 20, 2012 (Incorporated by reference to Form 8-K filed January 23, 2012).

3.1	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)

3.2	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now know as AmSafe, Inc.)

3.3	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)

3.4	Amended and Restated Certificate of Incorporation, filed January 20, 2012, of AmSafe Industries, Inc.

3.5	Second Amended and Restated By-Laws of AmSafe Industries, Inc.

3.6	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.

3.7	Amended and Restated By-Laws of Bridport Holdings, Inc.

3.8	Certificate of Incorporation, filed September 10, 2007, of AP Global Acquisition Corp.

3.9	Amended and Restated By-Laws of AP Global Acquisition Corp.

3.10	Certificate of Incorporation, filed September 10, 2007, of AP Global Holdings, Inc.

3.11	Amended and Restated By-Laws of AP Global Holdings, Inc.

3.12	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.

3.13	Second Amended and Restated By-Laws of AmSafe Global Holdings, Inc.

3.14	Amended and Restated Certificate of Incorporation, filed July 23, 2001, of Londavia Inc. (now known as AmSafe Bridport, Inc.)

3.15	Certificate of Amendment to Certificate of Incorporation, filed May 17, 2004, of Londavia Inc. (now known as AmSafe Bridport, Inc.)

3.16	Certificate of Amendment of Certificate of Incorporation, filed February 12, 2007, of AmSafe Bridport, Inc.

3.17	By-Laws of Londavia Inc. (now known as AmSafe Bridport, Inc.)

3.18	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as AmSafe Commercial Products, Inc.

3.19	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc.

3.20	By Laws of Am-Safe Commercial Products, Inc. (now known as AmSafe Commercial Products, Inc.)

3.21	Certificate of Incorporation, filed September 2, 2008, of AmSafe - C Safe, Inc.

3.22	By-Laws of AmSafe – C Safe, Inc.

3.23	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)

3.24	Certificate of Amendment, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)

3.25	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.

3.26	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)

3.27	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)

3.28	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)

3.29	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.

3.30	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.

3.31	Articles of Incorporation, filed September 28, 1994, of Southern Safety, Inc. (now known as AmSafe Aviation, Inc.)

3.32	Articles of Amendment of Articles of Incorporation, filed June 1, 2006, of AmSafe Aviation, Inc

3.33	Amended and Restated By-Laws of AmSafe Aviation, Inc.

4.1	Third Supplemental Indenture, dated as of February 15, 2012, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Form 8-K filed February 21, 2012).

10.1	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of February 15, 2012, relating to Credit Agreement, dated as of February 14, 2011, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, UBS Securities LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and UBS Securities LLC, as syndication agent (Incorporated by reference to Form 8-K filed February 21, 2012).

10.2	Incremental Revolving Credit Assumption Agreement, dated as of February 15, 2012, relating to the Credit Agreement, dated as of December 6, 2010 (as amended by Amendment No. 1 dated as of March 25, 2011), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent (Incorporated by reference to Form 8-K filed February 21, 2012).

10.3	Joinder Agreement, dated as of February 15, 2012, among AmSafe Global Holdings, Inc, AP Global Holdings, Inc., AP Global Acquisition Corp., AmSafe Industries, Inc., Bridport Holdings, Inc., AmSafe, Inc., AmSafe Aviation, Inc., AmSafe Bridport, Inc., AmSafe Commercial Products, Inc., Bridport-Air Carrier, Inc., Bridport Erie Aviation, Inc., AmSafe – C Safe, Inc. and Credit Suisse AG, as agent, to the Credit Agreement, dated as of December 6, 2010, as amended (Incorporated by reference to Form 8-K filed February 21, 2012).

10.4	Joinder Agreement, dated as of February 15, 2012, among AmSafe Global Holdings, Inc, AP Global Holdings, Inc., AP Global Acquisition Corp., AmSafe Industries, Inc., Bridport Holdings, Inc., AmSafe, Inc., AmSafe Aviation, Inc., AmSafe Bridport, Inc., AmSafe Commercial Products, Inc., Bridport-Air Carrier, Inc., Bridport Erie Aviation, Inc., AmSafe – C Safe, Inc. and Credit Suisse AG, as agent, to the Credit Agreement, dated as of February 14, 2011, as amended (Incorporated by reference to Form 8-K filed February 21, 2012).

10.5	Supplement No. 3. dated as of February 15, 2012, among AmSafe Global Holdings, Inc, AP Global Holdings, Inc., AP Global Acquisition Corp., AmSafe Industries, Inc., Bridport Holdings, Inc., AmSafe, Inc., AmSafe Aviation, Inc., AmSafe Bridport, Inc., AmSafe Commercial Products, Inc., Bridport-Air Carrier, Inc., Bridport Erie Aviation, Inc., AmSafe – C Safe, Inc. and Credit Suisse AG, as agent (Incorporated by reference to Form 8-K filed February 21, 2012).

10.6	Commitment Letter dated January 20, 2012 among Credit Suisse Securities (USA) LLC, Credit Suisse AG, UBS Securities LLC, UBS Loan Finance LLC and TransDigm Group Incorporated.

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 9, 2012
W. Nicholas Howley

/s/ Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 9, 2012
Gregory Rufus

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2012

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger by and among AmSafe Global Holdings, Inc., AGH Acquisition Inc., TransDigm Inc.

and TransDigm Group Incorporated dated January 20, 2012 (Incorporated by reference to Form 8-K filed January 23, 2012).

3.1	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)

3.2	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now know as AmSafe, Inc.)

3.3	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)

3.4	Amended and Restated Certificate of Incorporation, filed January 20, 2012, of AmSafe Industries, Inc.

3.5	Second Amended and Restated By-Laws of AmSafe Industries, Inc.

3.6	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.

3.7	Amended and Restated By-Laws of Bridport Holdings, Inc.

3.8	Certificate of Incorporation, filed September 10, 2007, of AP Global Acquisition Corp.

3.9	Amended and Restated By-Laws of AP Global Acquisition Corp.

3.10	Certificate of Incorporation, filed September 10, 2007, of AP Global Holdings, Inc.

3.11	Amended and Restated By-Laws of AP Global Holdings, Inc.

3.12	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.

3.13	Second Amended and Restated By-Laws of AmSafe Global Holdings, Inc.

3.14	Amended and Restated Certificate of Incorporation, filed July 23, 2001, of Londavia Inc. (now known as AmSafe Bridport, Inc.)

3.15	Certificate of Amendment to Certificate of Incorporation, filed May 17, 2004, of Londavia Inc. (now known as AmSafe Bridport, Inc.)

3.16	Certificate of Amendment of Certificate of Incorporation, filed February 12, 2007, of AmSafe Bridport, Inc.

3.17	By-Laws of Londavia Inc. (now known as AmSafe Bridport, Inc.)

3.18	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as AmSafe Commercial Products, Inc.

3.19	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc.

3.20	By Laws of Am-Safe Commercial Products, Inc. (now known as AmSafe Commercial Products, Inc.)

3.21	Certificate of Incorporation, filed September 2, 2008, of AmSafe - C Safe, Inc.

3.22	By-Laws of AmSafe – C Safe, Inc.

3.23	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)

3.24	Certificate of Amendment, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)

3.25	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.

3.26	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)

3.27	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)

3.28	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)

3.29	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.

3.30	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.

3.31	Articles of Incorporation, filed September 28, 1994, of Southern Safety, Inc. (now known as AmSafe Aviation, Inc.)

3.32	Articles of Amendment of Articles of Incorporation, filed June 1, 2006, of AmSafe Aviation, Inc

3.33	Amended and Restated By-Laws of AmSafe Aviation, Inc.

4.1	Third Supplemental Indenture, dated as of February 15, 2012, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Form 8-K filed February 21, 2012).

10.1	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of February 15, 2012, relating to Credit Agreement, dated as of February 14, 2011, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, UBS Securities LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and UBS Securities LLC, as syndication agent (Incorporated by reference to Form 8-K filed February 21, 2012).

10.2	Incremental Revolving Credit Assumption Agreement, dated as of February 15, 2012, relating to the Credit Agreement, dated as of December 6, 2010 (as amended by Amendment No. 1 dated as of March 25, 2011), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent (Incorporated by reference to Form 8-K filed February 21, 2012).

10.3	Joinder Agreement, dated as of February 15, 2012, among AmSafe Global Holdings, Inc, AP Global Holdings, Inc., AP Global Acquisition Corp., AmSafe Industries, Inc., Bridport Holdings, Inc., AmSafe, Inc., AmSafe Aviation, Inc., AmSafe Bridport, Inc., AmSafe Commercial Products, Inc., Bridport-Air Carrier, Inc., Bridport Erie Aviation, Inc., AmSafe – C Safe, Inc. and Credit Suisse AG, as agent, to the Credit Agreement, dated as of December 6, 2010, as amended (Incorporated by reference to Form 8-K filed February 21, 2012).

10.4	Joinder Agreement, dated as of February 15, 2012, among AmSafe Global Holdings, Inc, AP Global Holdings, Inc., AP Global Acquisition Corp., AmSafe Industries, Inc., Bridport Holdings, Inc., AmSafe, Inc., AmSafe Aviation, Inc., AmSafe Bridport, Inc., AmSafe Commercial Products, Inc., Bridport-Air Carrier, Inc., Bridport Erie Aviation, Inc., AmSafe – C Safe, Inc. and Credit Suisse AG, as agent, to the Credit Agreement, dated as of February 14, 2011, as amended (Incorporated by reference to Form 8-K filed February 21, 2012).

10.5	Supplement No. 3. dated as of February 15, 2012, among AmSafe Global Holdings, Inc, AP Global Holdings, Inc., AP Global Acquisition Corp., AmSafe Industries, Inc., Bridport Holdings, Inc., AmSafe, Inc., AmSafe Aviation, Inc., AmSafe Bridport, Inc., AmSafe Commercial Products, Inc., Bridport-Air Carrier, Inc., Bridport Erie Aviation, Inc., AmSafe – C Safe, Inc. and Credit Suisse AG, as agent (Incorporated by reference to Form 8-K filed February 21, 2012).

10.6	Commitment Letter dated January 20, 2012 among Credit Suisse Securities (USA) LLC, Credit Suisse AG, UBS Securities LLC, UBS Loan Finance LLC and TransDigm Group Incorporated.

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.