Form 10-Q
period 2012-06-30
TransDigm Group INC
filed 2012-08-08
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 51,458,494 as of July 27, 2012.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	June 30, 2012	September 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$302,718	$376,183
Trade accounts receivable - Net	237,718	189,293
Inventories	328,077	265,317
Income taxes receivable	12,983	—
Prepaid expenses and other	9,104	8,655
Deferred income taxes	23,651	30,844

Total current assets	914,251	870,292

PROPERTY, PLANT AND EQUIPMENT - Net	170,055	150,800
GOODWILL	3,027,446	2,595,747
TRADEMARKS AND TRADE NAMES	458,629	344,942
OTHER INTANGIBLE ASSETS - Net	655,983	483,424
DEBT ISSUE COSTS - Net	65,592	59,007
OTHER	13,986	9,424

TOTAL ASSETS	$5,305,942	$4,513,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$20,500	$15,500
Accounts payable	76,114	62,110
Accrued liabilities	86,544	120,312
Income taxes payable	—	8,937

Total current liabilities	183,158	206,859

LONG-TERM DEBT	3,603,750	3,122,875
DEFERRED INCOME TAXES	347,727	310,451
OTHER NON-CURRENT LIABILITIES	64,658	62,502

Total liabilities	4,199,293	3,702,687

STOCKHOLDERS’ EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 51,932,179 and 50,829,276 at June 30, 2012 and September 30, 2011, respectively	519	508
Additional paid-in capital	532,626	464,700
Retained earnings	601,363	364,260
Accumulated other comprehensive loss	(11,771)	(3,277)
Treasury stock, at cost - 505,400 shares at June 30, 2012 and 494,100 shares at September 30, 2011	(16,088)	(15,242)

Total stockholders’ equity	1,106,649	810,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,305,942	$4,513,636

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 30, 2012 AND JULY 2, 2011

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

NET SALES	$461,660	$325,209	$1,237,602	$863,068

COST OF SALES	208,358	142,060	548,705	394,899

GROSS PROFIT	253,302	183,149	688,897	468,169

SELLING AND ADMINISTRATIVE EXPENSES	56,097	31,549	147,421	95,240
AMORTIZATION OF INTANGIBLE ASSETS	11,341	12,445	33,119	28,184

INCOME FROM OPERATIONS	185,864	139,155	508,357	344,745

INTEREST EXPENSE - Net	55,393	49,860	156,754	136,553
REFINANCING COSTS	—	38	—	72,417

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	130,471	89,257	351,603	135,775

INCOME TAX PROVISION	40,025	30,889	114,500	47,863

INCOME FROM CONTINUING OPERATIONS	90,446	58,368	237,103	87,912

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(2,088)	—	16,827

NET INCOME	$90,446	$56,280	$237,103	$104,739

NET INCOME APPLICABLE TO COMMON STOCK	$90,446	$56,280	$233,804	$101,928

Net earnings per share - see Note 4:
Net earnings per share from continuing operations - basic and diluted	$1.68	$1.10	$4.34	$1.60
Net earings (loss) per share from discontinued operations - basic and diluted	—	(0.04)	—	0.31

Net earnings per share	$1.68	$1.06	$4.34	$1.91

Weighted-average shares outstanding:
Basic and diluted	53,882	53,333	53,882	53,333

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2012

(Amounts in thousands, except share amounts)

(Unaudited)

				Retained Earnings	Accumulated Other Comprehensive Loss			Total
	Common Stock		Additional Paid-In Capital			Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value
BALANCE, OCTOBER 1, 2011	50,829,276	$508	$464,700	$364,260	$(3,277)	(494,100)	$(15,242)	$810,949

Compensation expense recognized for employee stock options	—	—	14,393	—	—	—	—	14,393
Excess tax benefits related to share- based payment arrangements	—	—	40,531	—	—	—	—	40,531
Exercise of employee stock options	1,102,292	11	12,927	—	—	—	—	12,938
Common stock issued	611	—	75	—	—	—	—	75
Treasury stock purchased	—	—	—	—	—	(11,300)	(846)	(846)
Comprehensive income (loss):
Net income	—	—	—	237,103	—	—	—	237,103
Interest rate swaps, net of tax	—	—	—	—	(2,300)	—	—	(2,300)
Foreign currency translation adjustments	—	—	—	—	(6,194)	—	—	(6,194)

Comprehensive income								228,609

BALANCE, JUNE 30, 2012	51,932,179	$519	$532,626	$601,363	$(11,771)	(505,400)	$(16,088)	$1,106,649

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	June 30, 2012	July 2, 2011
OPERATING ACTIVITIES:
Net income	$237,103	$104,739
Net income from discontinued operations	—	(16,827)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,387	14,675
Amortization of intangible assets	33,259	28,184
Amortization of debt issue costs	9,143	7,231
Refinancing costs	—	72,417
Non-cash equity compensation	14,393	6,853
Excess tax benefits related to share-based payment arrangements	(40,531)	(16,632)
Deferred income taxes	1,920	7,360
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(6,928)	160
Inventories	(3,698)	(7,096)
Income taxes receivable/payable	36,635	(33,218)
Other assets	2,914	(2,018)
Accounts payable	(1,556)	(3,054)
Accrued and other liabilities	(42,218)	(19,731)

Net cash provided by operating activities	257,823	143,043

INVESTING ACTIVITIES:
Capital expenditures	(16,209)	(12,221)
Cash proceeds from sale of discontinued operations	—	271,361
Acquisition of businesses, net of cash acquired	(833,971)	(1,361,999)

Net cash used in investing activities	(850,180)	(1,102,859)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	40,531	16,632
Proceeds from exercise of stock options	12,938	7,745
Dividends paid	(3,299)	(2,811)
Treasury stock purchased	(846)	—
Proceeds from new senior secured credit facility - net	484,316	1,500,048
Repayment on new senior secured credit facility	(14,125)	(7,750)
Proceeds from senior subordinated notes due 2018 - net	—	1,582,317
Repurchase of senior subordinated notes due 2014	—	(1,041,894)
Repayment of existing senior secured credit facility	—	(780,000)

Net cash provided by financing activities	519,515	1,274,287

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(623)	668

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,465)	315,139
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	376,183	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$302,718	$549,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$176,808	$139,680

Cash paid during the period for income taxes	$78,158	$69,313

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTY-NINE WEEK PERIODS ENDED JUNE 30, 2012 AND JULY 2, 2011

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

Separate Financial Statements – Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 7 3/4% senior subordinated notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing 100% owned domestic subsidiaries of TransDigm Inc. and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2011 included in TD Group’s Form 10-K dated November 18, 2011. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2011 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of prior year amounts have been made to the Condensed Consolidated Statement of Cash Flows to conform to current year classification to reflect the effect of exchange rate changes on cash and cash equivalents relating to our foreign operations.

3.	ACQUISITIONS

AmSafe Global Holdings, Inc. – On February 15, 2012, TransDigm Inc. acquired AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction.

The Company financed the acquisition through a combination of new senior bank debt of $500 million and cash. See Note 7 to the Condensed Consolidated Financial Statements.

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

Assets acquired:
Current assets, excluding cash acquired	$94,739
Property, plant and equipment	20,794
Intangible assets	268,000
Goodwill	406,350
Other	4,239

Total assets acquired	$794,122

Liabilities assumed:
Current liabilities	$24,783
Deferred tax liabilities	18,212
Other noncurrent liabilities	1,396

Total liabilities assumed	$44,391

Net assets acquired	$749,731

The Company expects that of the $406 million of goodwill recognized for the acquisition approximately $77 million will be deductible for tax purposes.

Harco Laboratories, Incorporated – On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $83.3 million in cash, which includes a purchase price adjustment of $0.4 million paid in the second quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $56 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Schneller Holdings – On August 31, 2011, TransDigm Inc. acquired all of the outstanding equity interests in Schneller Holdings LLC (“Schneller”) for approximately $288.6 million in cash, which includes a purchase price adjustment of $1.0 million paid in the first quarter of fiscal 2012. Schneller designs and manufactures proprietary, highly engineered laminates, thermoplastics, and non-textile flooring for use primarily on side walls, lavatories, galleys, bulkheads and cabin floors for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $168 million of goodwill recognized for the acquisition will be deductible for tax purposes.

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

McKechnie Aerospace Holdings, Inc. – On December 6, 2010, TransDigm Inc. acquired all of the outstanding stock of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), for approximately $1.27 billion in cash, which includes a purchase price adjustment of $0.3 million paid in the third quarter of fiscal 2011. McKechnie Aerospace, through its subsidiaries, is a leading global designer, producer and supplier of aerospace components, assemblies and subsystems for commercial aircraft, regional/business jets, military fixed wing and rotorcraft. Some of the businesses acquired as part of McKechnie Aerospace have been divested. See Note 12 to the Condensed Consolidated Financial Statements. The remaining products fit well with TransDigm’s overall business direction.

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

The results of operations of McKechnie Aerospace are included in the Company’s consolidated financial statements from the date of the transaction. Had the McKechnie acquisition and related financing transactions occurred at the beginning of the thirty-nine week period ended July 2, 2011, unaudited pro forma consolidated results for the thirty-nine week period ended July 2, 2011 would have been as follows (in thousands, except per share data):

Thirty-Nine Week Period Ended July 2, 2011
Net sales	$904,433

Net income applicable to common stock from continuing operations	$77,033

Net income per share from continuing operations:
Basic and diluted	$1.44

The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of McKechnie Aerospace and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of October 1, 2010. The pro forma results for the thirty-nine week period ended July 2, 2011 reflect the business combination accounting effects from the acquisition including amortization charges from the acquired intangible assets, inventory purchase accounting adjustments charged to cost of sales as the inventory is sold and increased interest expense associated with debt incurred to fund the acquisition. The unaudited pro forma consolidated results do not give effect to the synergies of the acquisition and are not indicative of the results of operations in future periods.

The Company accounted for the acquisitions of AmSafe, Harco, Schneller, Talley Actuation and McKechnie Aerospace (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of AmSafe, Harco and Schneller, therefore, the values attributed to those acquired assets in the condensed consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions of AmSafe, Harco, Schneller and Talley Actuation had they occurred at the beginning of the thirty-nine week period ended June 30, 2012 are not significant and, accordingly, are not provided.

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

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerator for earnings per share:
Net income from continuing operations	$90,446	$58,368	$237,103	$87,912
Less dividends paid on participating securities	—	—	(3,299)	(2,811)

	90,446	58,368	233,804	85,101
Net income (loss) from discontinued operations	—	(2,088)	—	16,827

Net income applicable to common stock - basic and diluted	$90,446	$56,280	$233,804	$101,928

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	51,116	50,043	50,815	49,784
Vested options deemed participating securities	2,766	3,290	3,067	3,549

Total shares for basic and diluted earnings per share	53,882	53,333	53,882	53,333

Net earnings per share from continuing operations - basic and diluted	$1.68	$1.10	$4.34	$1.60

Net earnings (loss) per share from discontinued operations - basic and diluted	—	(0.04)	—	0.31

Net earnings per share	$1.68	$1.06	$4.34	$1.91

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 5% of the inventory was valued under the LIFO method at June 30, 2012.

Inventories consist of the following (in thousands):

	June 30, 2012	September 30, 2011
Raw materials and purchased component parts	$201,056	$160,402
Work-in-progress	104,141	85,612
Finished goods	57,279	43,192

Total	362,476	289,206
Reserve for excess and obsolete inventory and LIFO	(34,399)	(23,889)

Inventories - net	$328,077	$265,317

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2012			September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$714,217	$97,761	$616,456	$546,726	$75,426	$471,300
Order backlog	28,210	24,238	3,972	24,799	17,895	6,904
Other	43,139	7,584	35,555	10,973	5,753	5,220

Total	$785,566	$129,583	$655,983	$582,498	$99,074	$483,424

Intangible assets acquired during the thirty-nine week period ended June 30, 2012 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$461,914
Trademarks and trade names	113,310

	575,224

Intangible assets subject to amortization:
Technology	167,250	20 years
Order backlog	5,910	1 year
Other	3,000	15 years

	176,160	19.3 years

Total	$751,384

The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended June 30, 2012 and July 2, 2011 was approximately $33.3 million and $28.2 million, respectively. The estimated amortization expense for fiscal 2012 is $44.4 million and for each of the five succeeding years 2013 through 2017 is $37.6 million, $35.6 million, $35.6 million, $35.6 million and $35.6 million, respectively.

The following is a summary of changes in the carrying value of goodwill from September 30, 2011 through June 30, 2012 (in thousands):

Balance, September 30, 2011	$2,595,747
Goodwill acquired during the year	461,914
Purchase price allocation adjustments	(26,671)
Other	(3,544)

Balance, June 30, 2012	$3,027,446

7.	DEBT

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

Assumption Agreement to Revolving Credit Facility – On February 15, 2012 TransDigm Inc. entered into an Incremental Revolving Credit Assumption Agreement (the “Assumption Agreement”) to its credit agreement dated as of December 6, 2010, as amended (collectively, the “Existing Senior Secured Credit Facility”). The Assumption Agreement provides for additional revolving commitments to TransDigm in an aggregate principal amount of $65 million, which results in a total revolving credit amount of $310 million. No borrowings, other than the issuance of certain letters of credit, were made under the Existing Senior Secured Credit Facility as of June 30, 2012.

8.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended June 30, 2012 and July 2, 2011, the effective income tax rate was 30.7% and 34.6%, respectively. The lower effective tax rate for the thirteen week period ended June 30, 2012 was primarily due to the settlement of an IRS audit for the September 30, 2009 and 2010 year ends and adjustments resulting from the filing of the Company’s September 30, 2011 federal income tax return. During the thirty-nine week periods ended June 30, 2012 and July 2, 2011, the effective income tax rate was 32.6% and 35.3%, respectively. The lower effective tax rate for the thirty-nine week period ended June 30, 2012 was primarily due to the factors noted above and a non-recurring adjustment (benefit of $2.8 million) to state income tax expense due to changes in state tax laws.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Malaysia, Mexico, France, Singapore, China, Sri Lanka and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2011. AmSafe is subject to U.S. federal examinations for the 2008, 2009, 2010 and 2011 years. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and 2010.

At June 30, 2012 and September 30, 2011, TD Group had $8.0 million and $7.6 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $7.3 million and $7.0 million on the effective tax rate at June 30, 2012 and September 30, 2011, respectively. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		June 30, 2012		September 30, 2011
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$302,718	$302,718	$376,183	$376,183
Liabilities:
Interest rate swaps (1)	2	9,000	9,000	5,600	5,600
Foreign currency exchange contracts	2	—	—	—	—
Long-term debt:
Term loans	2	2,024,250	2,044,000	1,538,375	1,496,000
7 3/4% Senior Subordinated Notes due 2018	1	1,600,000	1,696,000	1,600,000	1,616,000

(1)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

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

10.	DERIVATIVES AND HEDGING ACTIVITIES

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

At June 30, 2012, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

As of June 30, 2012, the Company had outstanding foreign currency exchange contracts totaling $0.7 million in the form of forward contracts with varying maturity dates ranging from July 2012 to September 2012. The fair value of these contracts approximated their carrying value as of June 30, 2012.

11.	COMPREHENSIVE INCOME

Comprehensive income, which primarily includes adjustments for changes in the fair values of the interest rate swap agreements on a net of tax basis and foreign currency translation adjustments, was approximately $228.6 million and $111.1 million for the thirty-nine week periods ended June 30, 2012 and July 2, 2011, respectively.

12.	DISCONTINUED OPERATIONS

On March 9, 2011, the Company completed the divestiture of its fastener business for approximately $239.6 million in cash, which includes a preliminary working capital adjustment of $0.4 million paid in the third quarter of fiscal 2011. The Company recorded a gain on sale of the fastener business of approximately $21.0 million, net of tax of $59.5 million.

On April 7, 2011, the Company completed the divestiture of Aero Quality Sales (“AQS”) to Satair A/S for approximately $31.8 million in cash, which includes a $1.8 million working capital adjustment received in the third quarter of fiscal 2011. The Company recorded a loss on sale of AQS of approximately $1.6 million, net of tax of $6.2 million. The Company’s Chairman and Chief Executive Officer, W. Nicholas Howley, was a director of Satair A/S from 2006 through October 2011.

The sales of the fastener business and AQS have been accounted for as discontinued operations and accordingly the condensed consolidated statements of income have classified the operating results to reflect discontinued operations presentation. The following is the summarized operating results for the fastener business and AQS for the thirteen and thirty-nine week periods ended June 30, 2012 and July 2, 2011 (in thousands).

	Thirteen Week Period Ended July 2, 2011	Thirty-Nine Week Period Ended July 2, 2011

Net sales	$255	$24,058

Loss from discontinued operations before income taxes	$(82)	$(2,917)

Income tax benefit	—	794

Loss from discontinued operations	(82)	(2,123)

Gain (loss) on sale of discontinued operations, net of tax	(2,006)	18,950

Income (loss) from discontinued operations	$(2,088)	$16,827

13.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% senior subordinated notes due 2018 are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% owned Domestic Restricted Subsidiaries, as defined in the indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of June 30, 2012 and September 30, 2011 and its statements of income and cash flows for the thirty-nine week periods ended June 30, 2012 and July 2, 2011 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries after December 14, 2010 and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2012

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,915	$280,305	$10,864	$7,634	$—	$302,718
Trade accounts receivable - Net	—	11,846	204,118	24,489	(2,735)	237,718
Inventories	—	23,080	273,440	32,041	(484)	328,077
Income taxes receivable	—	13,727	—	(744)	—	12,983
Prepaid expenses and other	—	894	6,054	2,156	—	9,104
Deferred income taxes	—	23,651	—	—	—	23,651

Total current assets	3,915	353,503	494,476	65,576	(3,219)	914,251

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	1,102,734	4,707,627	1,936,208	22,989	(7,769,558)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,538	141,064	13,453	—	170,055
GOODWILL	—	86,453	2,865,703	75,290	—	3,027,446
TRADEMARKS AND TRADE NAMES	—	19,376	408,290	30,963	—	458,629
OTHER INTANGIBLE ASSETS - Net	—	8,310	614,447	33,226	—	655,983
DEBT ISSUE COSTS - Net	—	65,592	—	—	—	65,592
OTHER	—	2,356	11,364	266	—	13,986

TOTAL ASSETS	$1,106,649	$5,258,755	$6,471,552	$241,763	$(7,772,777)	$5,305,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$20,500	$—	$—	$—	$20,500
Accounts payable	—	11,085	52,921	14,843	(2,735)	76,114
Accrued liabilities	—	23,223	57,672	5,649	—	86,544

Total current liabilities	—	54,808	110,593	20,492	(2,735)	183,158

LONG-TERM DEBT	—	3,603,750	—	—	—	3,603,750
DEFERRED INCOME TAXES	—	347,727	—	—	—	347,727
OTHER NON-CURRENT LIABILITIES	—	31,734	33,067	(143)	—	64,658

Total liabilities	—	4,038,019	143,660	20,349	(2,735)	4,199,293

STOCKHOLDERS’ EQUITY	1,106,649	1,220,736	6,327,892	221,414	(7,770,042)	1,106,649

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,106,649	$5,258,755	$6,471,552	$241,763	$(7,772,777)	$5,305,942

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,695	$360,074	$2,115	$8,299	$—	$376,183
Trade accounts receivable - Net	—	11,183	170,420	8,484	(794)	189,293
Inventories	—	23,311	233,726	8,264	16	265,317
Prepaid expenses and other	—	2,571	5,451	633	—	8,655
Deferred income taxes	—	23,248	7,596	—	—	30,844

Total current assets	5,695	420,387	419,308	25,680	(778)	870,292

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	805,254	3,746,531	1,557,736	(8,494)	(6,101,027)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,903	129,566	5,331	—	150,800
GOODWILL	—	81,736	2,478,780	35,231	—	2,595,747
TRADEMARKS AND TRADE NAMES	—	19,376	313,280	12,286	—	344,942
OTHER INTANGIBLE ASSETS - Net	—	8,760	459,615	15,049	—	483,424
DEBT ISSUE COSTS - Net	—	59,007	—	—	—	59,007
OTHER	—	2,415	7,010	(1)	—	9,424

TOTAL ASSETS	$810,949	$4,354,115	$5,365,295	$85,082	$(6,101,805)	$4,513,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$15,500	$—	$—	$—	$15,500
Accounts payable	—	8,071	49,944	4,889	(794)	62,110
Accrued liabilities	—	52,525	65,178	2,609	—	120,312
Income taxes payable	—	5,561	3,155	221	—	8,937

Total current liabilities	—	81,657	118,277	7,719	(794)	206,859

LONG-TERM DEBT	—	3,122,875	—	—	—	3,122,875
DEFERRED INCOME TAXES	—	199,610	110,841	—	—	310,451
OTHER NON-CURRENT LIABILITIES	—	26,717	35,785	—	—	62,502

Total liabilities	—	3,430,859	264,903	7,719	(794)	3,702,687

STOCKHOLDERS’ EQUITY	810,949	923,256	5,100,392	77,363	(6,101,011)	810,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$810,949	$4,354,115	$5,365,295	$85,082	$(6,101,805)	$4,513,636

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2012

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$77,073	$1,100,839	$70,229	$(10,539)	$1,237,602

COST OF SALES	—	45,161	455,134	58,450	(10,040)	548,705

GROSS PROFIT	—	31,912	645,705	11,779	(499)	688,897

SELLING AND ADMINISTRATIVE EXPENSES	—	44,946	92,170	10,305	—	147,421
AMORTIZATION OF INTANGIBLE ASSETS	—	468	31,412	1,239	—	33,119

INCOME (LOSS) FROM OPERATIONS	—	(13,502)	522,123	235	(499)	508,357
INTEREST EXPENSE - Net	—	154,107	1,483	1,164	—	156,754
EQUITY IN INCOME OF SUBSIDIARIES	(237,103)	(341,170)	—	—	578,273	—

INCOME (LOSS) BEFORE INCOME TAXES	237,103	173,561	520,640	(929)	(578,772)	351,603

INCOME TAX PROVISION (BENEFIT)	—	(63,542)	178,098	(56)	—	114,500

NET INCOME (LOSS)	$237,103	$237,103	$342,542	$(873)	$(578,772)	$237,103

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$58,384	$788,475	$20,182	$(3,973)	$863,068

COST OF SALES	—	33,638	349,671	15,418	(3,828)	394,899

GROSS PROFIT	—	24,746	438,804	4,764	(145)	468,169
SELLING AND ADMINISTRATIVE EXPENSES	—	29,874	63,350	2,016	—	95,240
AMORTIZATION OF INTANGIBLE ASSETS	—	468	26,550	1,166	—	28,184

INCOME (LOSS) FROM OPERATIONS	—	(5,596)	348,904	1,582	(145)	344,745

INTEREST EXPENSE - Net	—	134,990	652	911	—	136,553
REFINANCING COSTS	—	72,417	—	—	—	72,417
EQUITY IN INCOME OF SUBSIDIARIES	(104,739)	(245,601)	—	—	350,340	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	104,739	32,598	348,252	671	(350,485)	135,775

INCOME TAX PROVISION (BENEFIT)	—	(72,141)	118,386	1,618	—	47,863

INCOME (LOSS) FROM CONTINUING OPERATIONS	104,739	104,739	229,866	(947)	(350,485)	87,912

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	4,883	11,944	—	16,827

NET INCOME	$104,739	$104,739	$234,749	$10,997	$(350,485)	$104,739

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2012

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(98,665)	$348,628	$5,122	$2,738	$257,823

INVESTING ACTIVITIES:
Capital expenditures	—	(1,164)	(14,301)	(744)	—	(16,209)
Acquisition of businesses, net of cash acquired	—	(833,971)	—	—	—	(833,971)

Net cash used in investing activities	—	(835,135)	(14,301)	(744)	—	(850,180)

FINANCING ACTIVITIES:
Intercompany activities	(51,104)	383,840	(325,578)	(4,420)	(2,738)	—
Excess tax benefits related to share-based payment arrangements	40,531	—	—	—	—	40,531
Proceeds from exercise of stock options	12,938	—	—	—	—	12,938
Dividends paid	(3,299)	—	—	—	—	(3,299)
Treasury stock purchased	(846)	—	—	—	—	(846)
Proceeds from new senior secured credit facility-net	—	484,316	—	—	—	484,316
Repayment on new senior secured credit facility	—	(14,125)	—	—	—	(14,125)

Net cash provided by (used in) financing activities	(1,780)	854,031	(325,578)	(4,420)	(2,738)	519,515

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(623)	—	(623)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,780)	(79,769)	8,749	(665)	—	(73,465)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	360,074	2,115	8,299	—	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,915	$280,305	$10,864	$7,634	$—	$302,718

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(165,349)	$302,645	$10,626	$(4,879)	$143,043

INVESTING ACTIVITIES:
Capital expenditures	—	(2,070)	(10,059)	(92)	—	(12,221)
Cash proceeds from sale of discontinued operations	—	271,361	—	—	—	271,361
Acquisition of businesses, net of cash acquired	—	(1,361,999)	—	—	—	(1,361,999)

Net cash used in investing activities	—	(1,092,708)	(10,059)	(92)	—	(1,102,859)

FINANCING ACTIVITIES:
Intercompany activities	(20,713)	311,211	(292,723)	(2,654)	4,879	—
Excess tax benefits related to share-based payment arrangements	16,632	—	—	—	—	16,632
Proceeds from exercise of stock options	7,745	—	—	—	—	7,745
Dividends paid	(2,811)	—	—	—	—	(2,811)
Proceeds from new senior secured credit facility - net	—	1,500,048	—	—	—	1,500,048
Repayment on new senior secured credit facility	—	(7,750)	—	—	—	(7,750)
Proceeds from 2018 senior subordinated notes - net	—	1,582,317	—	—	—	1,582,317
Repurchase of 2014 senior subordinated notes	—	(1,041,894)	—	—	—	(1,041,894)
Repayment of previous senior secured credit facility	—	(780,000)	—	—	—	(780,000)

Net cash provided by (used in) financing activities	853	1,563,932	(292,723)	(2,654)	4,879	1,274,287

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	668	—	668

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	853	305,875	(137)	8,548	—	315,139

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,884	226,200	3,028	—	—	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,737	$532,075	$2,891	$8,548	$—	$549,251

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

For the third quarter of fiscal 2012, we generated net sales of $461.7 million and net income of $90.4 million. EBITDA As Defined was $216.7 million, or 46.9% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions and Divestitures

AmSafe Global Holdings, Inc. Acquisition

On February 15, 2012, TransDigm Inc. acquired AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of AmSafe, and therefore the condensed consolidated financial statements at June 30, 2012 reflect a preliminary purchase price allocation for the business.

Harco Laboratories Acquisition

On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $83.3 million in cash, which includes a purchase price adjustment of $0.4 million paid in the second quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Harco, and therefore the condensed consolidated financial statements at June 30, 2012 reflect a preliminary purchase price allocation for the business.

Schneller Holdings Acquisition

On August 31, 2011, TransDigm Inc. acquired all of the outstanding equity interests in Schneller Holdings LLC (“Schneller”) for approximately $288.6 million in cash, which includes a purchase price adjustment of $1.0 million paid in the first quarter of fiscal 2012. Schneller designs and manufactures proprietary, highly engineered laminates, thermoplastics, and non-textile flooring for use primarily on side walls, lavatories, galleys, bulkheads and cabin floors for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Schneller, and therefore the condensed consolidated financial statements at June 30, 2012 reflect a preliminary purchase price allocation for the business.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$90,446	$56,280	$237,103	$104,739
Less income (loss) from discontinued operations	—	(2,088)	—	16,827

Income from continuing operations	90,446	58,368	237,103	87,912
Adjustments:
Depreciation and amortization expense	17,616	17,559	50,645	42,859
Interest expense, net	55,393	49,860	156,754	136,553
Income tax provision	40,025	30,889	114,500	47,863

EBITDA, excluding discontinued operations	203,480	156,676	559,002	315,187
Adjustments:
Inventory purchase accounting adjustments (1)	4,274	2,468	12,733	16,069
Acquisition integration costs (2)	2,458	2,233	5,842	8,218
Acquisition transaction-related expenses (3)	611	162	4,759	2,256
Stock option expense (4)	5,858	2,778	14,393	6,832
Acquisition earn-out adjustment (5)		(3,000)	—	(3,000)
Other acquisition accounting adjustments	—	—	(2,792)	—
Refinancing costs (6)	—	38	—	72,417

EBITDA As Defined	$216,681	$161,355	$593,937	$417,979

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.
(5)	Represents the reversal of a portion of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets for the last three years of the four-year earn-out arrangement.
(6)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirty-Nine Week Periods Ended
	June 30, 2012	July 2, 2011
Net Cash Provided by Operating Activities	$257,823	$143,043
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	14,851	(1,645)
Interest expense, net (1)	147,610	129,322
Income tax provision - current	112,580	105,382
Non-cash equity compensation (2)	(14,393)	(6,853)
Excess tax benefit from exercise of stock options	40,531	16,632
Refinancing costs (3)	—	(72,417)

EBITDA	559,002	313,464
Adjustments:
Inventory purchase accounting adjustments (4)	12,733	19,824
Acquisition integration costs (5)	5,842	8,218
Acquisition transaction-related expenses (6)	4,759	2,256
Stock option expense (7)	14,393	6,832
Acquisition earn-out adjustment (8)	—	(3,000)
Other acquisition accounting adjustments	(2,792)	—
Refinancing costs (3)	—	72,417
EBITDA from discontinued operations	—	(2,032)

EBITDA As Defined	$593,937	$417,979

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock plans.
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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2011. There have been no significant changes to our critical accounting policies during the thirty-nine week period ended June 30, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	June 30, 2012	% of Sales	July 2, 2011	% of Sales
Net sales	$461,660	100.0%	$325,209	100.0%
Cost of sales	208,358	45.1	142,060	43.7
Selling and administrative expenses	56,097	12.2	31,549	9.7
Amortization of intangible assets	11,341	2.5	12,445	3.8

Income from operations	185,864	40.3	139,155	42.8
Interest expense, net	55,393	12.0	49,860	15.4
Refinancing costs	—	—	38	0.0
Income tax provision	40,025	8.7	30,889	9.5

Income from continuing operations	90,446	19.6	58,368	17.9

Loss from discontinued operations, net of tax	—	—	(2,088)	(0.6)

Net income	$90,446	19.6%	$56,280	17.3%

	Thirty-Nine Week Periods Ended
	June 30, 2012	% of Sales	July 2, 2011	% of Sales
Net sales	$1,237,602	100.0%	$863,068	100.0%
Cost of sales	548,705	44.3	394,899	45.8
Selling and administrative expenses	147,421	11.9	95,240	11.0
Amortization of intangible assets	33,119	2.7	28,184	3.3

Income from operations	508,357	41.1	344,745	39.9
Interest expense, net	156,754	12.7	136,553	15.8
Refinancing costs	—	—	72,417	8.4
Income tax provision	114,500	9.3	47,863	5.5

Income from continuing operations	237,103	19.2	87,912	10.2

Income from discontinued operations, net of tax	—	—	16,827	1.9

Net income	$237,103	19.2%	$104,739	12.1%

Changes in Results of Operations

Thirteen week period ended June 30, 2012 compared with the thirteen week period ended July 2, 2011.

•	Net Sales. Net organic and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended June 30, 2012 and July 2, 2011 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change
	June 30, 2012	July 2, 2011	Change	Total Sales
Organic sales	$356.1	$325.2	$30.9	9.5%
Acquisition sales	105.6	—	105.6	32.5%

	$461.7	$325.2	$136.5	42.0%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above resulted from the acquisitions of Schneller in fiscal 2011 and Harco and AmSafe in fiscal 2012.

The organic sales growth was due to an increase of $15.4 million, or a 16.5% increase in commercial OEM sales, an increase of $5.0 million, or a 3.8% increase in commercial aftermarket sales, and an increase of $10.4 million, or an 11.6% increase in defense sales, for the quarter ended June 30, 2012 compared to the quarter ended July 2, 2011.

•

Cost of Sales and Gross Profit. Cost of sales increased by $66.3 million, or 46.7%, to $208.4 million for the quarter ended June 30, 2012 compared to $142.1 million for the quarter ended July 2, 2011. Cost of sales and the related percentage of total sales for the thirteen week periods ended June 30, 2012 and July 2, 2011 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 30, 2012	July 2, 2011	Change	% Change
Cost of sales - excluding acquisition-related costs below	$201.6	$137.4	$64.2	46.7%
% of total sales	43.6%	42.2%

Inventory purchase accounting adjustments	4.3	2.5	1.8	72.0%
% of total sales	0.9%	0.8%

Acquisition integration costs	2.5	2.2	0.3	13.6%
% of total sales	0.6%	0.7%

Total cost of sales	$208.4	$142.1	$66.3	46.7%

% of total sales	45.1%	43.7%

Gross profit	$253.3	$183.1	$70.2	38.3%

Gross profit percentage	54.9%	56.3%

The increase in the dollar amount of cost of sales during the thirteen week period ended June 30, 2012 was primarily due to increased volume associated with organic sales growth and the sales from acquisitions and higher acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales decreased by 1.4 percentage points to 54.9% for the thirteen week period ended June 30, 2012 from 56.3% for the thirteen week period ended July 2, 2011. The dollar amount of gross profit increased by $70.2 million, or 38.3%, from the quarter ended June 30, 2012 compared to the comparable quarter last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $53 million for the quarter ended June 30, 2012, which represented gross profit of approximately 50% of the acquisition sales.

•

Organic sales growth, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $19 million for the quarter ended June 30, 2012.

•

The gross profit increase described above was partially offset by the impact of higher inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $2 million.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $24.6 million to $56.1 million, or 12.2% of sales, for the thirteen week period ended June 30, 2012 from $31.5 million, or 9.7% of sales, for the thirteen week period ended July 2, 2011. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended June 30, 2012 and July 2, 2011 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 30, 2012	July 2, 2011	Change	% Change
Selling and administrative expenses - excluding costs below	$50.6	$31.9	$18.7	58.6%
% of total sales	11.0%	9.8%

Stock compensation expense	5.0	2.4	2.6	108.3%
% of total sales	1.1%	0.7%

Acquisition earn-out adjustment	—	(3.0)	3.0	-100.0%
% of total sales	0.0%	-0.9%

Acquisition transaction-related expenses	0.5	0.2	0.3	150.0%
% of total sales	0.1%	0.1%

Total selling and administrative expenses	$56.1	$31.5	$24.6	77.8%

% of total sales	12.2%	9.7%

The increase in the dollar amount of selling and administrative expenses during the thirteen week period ended June 30, 2012 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $17 million, which was approximately 16% of the acquisition sales.

•

Amortization of Intangibles. Amortization of intangibles decreased to $11.3 million for the quarter ended June 30, 2012 from $12.4 million for the comparable quarter last year. The net decrease of $1.1 million was primarily due to order backlog relating to prior acquisitions becoming fully amortized in the first quarter of fiscal 2012 offset by amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense increased $5.5 million, or 11.1%, to $55.4 million for the quarter ended June 30, 2012 from $49.9 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $3.63 billion for the quarter ended June 30, 2012 and approximately $3.15 billion for the quarter ended July 2, 2011 slightly offset by a decrease in the weighted average interest rate during the quarter ended June 30, 2012 of 6.1% compared to the weighted average interest rate during the comparable period of 6.3%. The increase in borrowings was due to the additional term loan facility under the Amendment to our New Senior Secured Credit Facility related to the AmSafe acquisition which occurred in February 2012.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 30.7% for the quarter ended June 30, 2012 compared to 34.6% for the quarter ended July 2, 2011. The decrease in the effective tax rate for the thirteen week period ended June 30, 2012 was primarily due to the settlement of an IRS audit for the September 30, 2009 and 2010 year ends and adjustments resulting from the filing of the Company’s September 30, 2011 federal income tax return.

•

Income from Continuing Operations. Income from continuing operations increased by $32.1 million, or 55.0%, to $90.4 million for the quarter ended June 30, 2012 from $58.4 million for the comparable period last year. Income from continuing operations increased by a higher percentage than the overall increase in sales of 42.0% due to the factors described above and summarized as follows: lower amortization of intangible assets; leverage on interest expense-net (increased by only 11.1%); and a lower effective income tax rate partially offset by higher acquisition related costs.

•

Loss from Discontinued Operations. Loss from discontinued operations comprises the net loss from discontinued operations and the after-tax net loss on sale of AQS of $1.6 million and an adjustment to reduce the after tax gain on the sale of the fastener business by $0.4 million during the thirteen week period ended July 2, 2011.

•

Net Income. Net income increased $34.2 million, or 60.7%, to $90.4 million for the quarter ended June 30, 2012 compared to net income of $56.3 million for the quarter ended July 2, 2011, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.68 for the quarter ended June 30, 2012 and $1.06 per share for the quarter ended July 2, 2011. The quarter ended July 2, 2011 comprises basic and diluted earnings per share from continuing operations of $1.10 and basic and diluted loss per share from discontinued operations of $0.04. The increase in earnings per share from continuing operations of $1.10 per share to $1.68 per share is due to the increase in income from continuing operations of $32.1 million, which is a result of the factors referred to above.

Thirty-nine week period ended June 30, 2012 compared with the thirty-nine week period ended July 2, 2011.

•	Net Sales. Net organic and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended June 30, 2012 and July 2, 2011 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change
	June 30, 2012	July 2, 2011	Change	Total Sales
Organic sales	$982.3	$863.1	$119.2	13.8%
Acquisition sales	255.3	—	255.3	29.6%

	$1,237.6	$863.1	$374.5	43.4%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above resulted from the acquisitions of McKechnie Aerospace, Talley Actuation and Schneller in fiscal 2011 and Harco and AmSafe in fiscal 2012.

The organic sales growth was due to an increase of $62.5 million, or a 26.5% increase in commercial OEM sales, an increase of $29.5 million, or an 8.4% increase in commercial aftermarket sales, and an increase of $24.5 million, or a 9.9% increase in defense sales, for the thirty-nine week period ended June 30, 2012 compared to the thirty-nine week period ended July 2, 2011.

Commercial OEM sales for the thirty-nine week period ended June 30, 2012 were favorably impacted by the robust commercial transport OEM production cycle and retroactive contract pricing adjustments (approximately $11 million).

•

Cost of Sales and Gross Profit. Cost of sales increased by $153.8 million, or 38.9%, to $548.7 million for the thirty-nine week period ended June 30, 2012 compared to $394.9 million for the thirty-nine week period ended July 2, 2011. Cost of sales and the related percentage of total sales for the thirty-nine week periods ended June 30, 2012 and July 2, 2011 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 30, 2012	July 2, 2011	Change	% Change
Cost of sales - excluding acquisition-related costs below	$531.7	$374.1	$157.6	42.1%
% of total sales	42.9%	43.4%

Inventory purchase accounting adjustments	12.7	16.1	(3.4)	-21.1%
% of total sales	1.0%	1.9%

Acquisition integration costs	4.3	4.7	(0.4)	-8.5%
% of total sales	0.4%	0.5%

Total cost of sales	$548.7	$394.9	$153.8	38.9%

% of total sales	44.3%	45.8%

Gross profit	$688.9	$468.2	$220.7	47.1%

Gross profit percentage	55.7%	54.2%

The increase in the dollar amount of cost of sales during the thirty-nine week period ended June 30, 2012 was primarily due to increased volume associated with organic sales growth and the sales from acquisitions partially offset by lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales increased by 1.5 percentage points to 55.7% for the thirty-nine week period ended June 30, 2012 from 54.2% for the thirty-nine week period ended July 2, 2011. The dollar amount of gross profit increased by $220.7 million, or 47.1%, from the thirty-nine week period ended June 30, 2012 compared to the comparable period last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $132 million for the thirty-nine week period ended June 30, 2012, which represented gross profit of approximately 52% of the acquisition sales.

•	Impact of OEM retroactive contract pricing adjustments of approximately $11 million.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $4 million.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $74 million for the thirty-nine week period ended June 30, 2012.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $52.2 million to $147.4 million, or 11.9% of sales, for the thirty-nine week period ended June 30, 2012 from $95.2 million, or 11.0% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the thirty-nine week periods ended June 30, 2012 and July 2, 2011 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 30, 2012	July 2, 2011	Change	% Change
Selling and administrative expenses - excluding costs below	$131.7	$86.7	$45.0	51.9%
% of total sales	10.6%	9.9%

Stock compensation expense	12.2	5.8	6.4	110.3%
% of total sales	1.0%	0.7%

Acquisition earn-out adjustment	—	(3.0)	3.0	-100.0%
% of total sales	0.0%	-0.3%

Other acquisition accounting adjustments	(2.8)	—	(2.8)	—
% of total sales	-0.2%	0.0%

Acquisition transaction-related expenses	6.3	5.7	0.6	10.5%
% of total sales	0.5%	0.7%

Total selling and administrative expenses	$147.4	$95.2	$52.2	54.8%

% of total sales	11.9%	11.0%

The increase in the dollar amount of selling and administrative expenses during the thirty-nine week period ended June 30, 2012 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $39 million, which was approximately 15% of the acquisition sales.

•

Amortization of Intangibles. Amortization of intangibles increased to $33.1 million for the thirty-nine week period ended June 30, 2012 from $28.2 million for the comparable period last year. The net increase of $4.9 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

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

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense increased $20.2 million, or 14.8%, to $156.8 million for the thirty-nine week period ended June 30, 2012 from $136.6 for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $3.62 billion for the thirty-nine week period ended June 30, 2012 and approximately $2.82 billion for the thirty-nine week period ended July 2, 2011 slightly offset by a decrease in the weighted average interest rate during the thirty-nine week period ended June 30, 2012 of 6.2% compared to the weighted average interest rate during the comparable period of 6.5%. The increase in borrowings was due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010 and the additional term loan facility under the Amendment to our New Senior Secured Credit Facility related to the AmSafe acquisition which occurred in February 2012.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 32.6% for the thirty-nine week period ended June 30, 2012 compared to 35.3% for the thirty-nine week period ended July 2, 2011. The decrease in the effective tax rate for the thirteen week period ended June 30, 2012 was primarily due to the settlement of an IRS audit for the September 30, 2009 and 2010 year ends, adjustments resulting from the filing of the Company’s September 30, 2011 federal income tax return and a reduction in state taxes and a non-recurring adjustment (benefit of $2.8 million) to state income tax expense due to changes in state tax laws.

•

Income from Continuing Operations. Income from continuing operations increased by $149.2 million, or 169.7%, to $237.1 million for the thirty-nine week period ended June 30, 2012 from $87.9 million for the comparable period last year. Income from continuing operations increased by a higher percentage than the overall increase in sales of 43.4% due to the factors described above and summarized as follows: lower acquisition-related costs and acquisition accounting adjustments; refinancing costs incurred in fiscal 2011; leverage on interest expense-net (increased by only 14.8%); and a lower effective income tax rate partially offset by higher amortization of intangible assets.

•

Income from Discontinued Operations. Income from discontinued operations includes results of operations through the dates of sale of the fastener business and AQS and the after-tax net gain on sales of $19.0 million for the thirty-nine week period ended July 2, 2011.

•

Net Income. Net income increased $132.4 million, or 126.4%, to $237.1 million for the thirty-nine week ended June 30, 2012 compared to net income of $104.7 million for the thirty-nine week period ended July 2, 2011, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $4.34 for the thirty-nine week period ended June 30, 2012 and $1.91 per share for the thirty-nine week period ended July 2, 2011. Net income for the thirty-nine week period ended June 30, 2012 of $237.1 million was decreased by an allocation of dividends to participating securities of $3.3 million resulting in net income available to common shareholders of $233.8 million. The thirty-nine week period ended July 2, 2011 comprises basic and diluted earnings per share from continuing operations of $1.60 and basic and diluted earnings per share from discontinued operations of $0.31. Net income for the thirty-nine week period ended July 2, 2011 of $104.7 million was decreased by an allocation of dividends to participating securities of $2.8 million resulting in net income available to shareholders of $101.9 million. The increase in earnings per share from continuing operations of $1.60 per share to $4.34 per share is due to the increase in income from continuing operations of $149.2 million, which is a result of the factors referred to above.

Backlog

As of June 30, 2012, the Company estimated its sales order backlog at $824 million compared to an estimated sales order backlog of $710 million as of July 2, 2011 (excluding businesses accounted for as discontinued operations). The increase in backlog is primarily due to the acquisitions of Schneller, Harco and AmSafe discussed above, totaling approximately $91 million and an increase in orders across existing product lines in both the OEM and aftermarket. The majority of the purchase orders outstanding as of June 30, 2012 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 30, 2012 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $257.8 million of cash from operating activities during the thirty-nine week period ended June 30, 2012 compared to $143.0 million during the thirty-nine week period ended July 2, 2011. The net increase of $114.8 million was due primarily to an increase in income from operations partially offset by higher interest payments due the Company’s current debt structure and higher income tax payments.

Investing Activities. Cash used in investing activities was $850.2 million during the thirty-nine week period ended June 30, 2012 consisting primarily of the acquisition of AmSafe and Harco and capital expenditures of $16.2 million. Cash used in investing activities was $1,102.9 million during the thirty-nine week period ended July 2, 2011 consisting primarily of the acquisitions of McKechnie Aerospace and Talley Actuation and capital expenditures of $12.2 million offset by the cash proceeds on the sale of the fastener business and AQS of $271.4 million.

Financing Activities. Cash provided by financing activities during the thirty-nine week period ended June 30, 2012 was $519.5 million, which comprised $484.3 million of additional net proceeds from the Amendment under our New Senior Secured Credit Facility and $53.4 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $14.1 million repayment on our New Senior Secured Credit Facility, $3.3 million of dividend equivalent payments and $0.8 million of treasury stock purchased. Cash provided by financing activities during the thirty-nine week period ended July 2, 2011 was $1,274.3 million, which comprised $1,260.5 million of net proceeds from the refinancing of our entire debt structure and $24.4 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $7.8 million repayment on our New Senior Secured Credit Facility and $2.8 million of dividend equivalent payments.

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

On February 15, 2012 TransDigm also entered into an Incremental Revolving Credit Assumption Agreement (the “Assumption Agreement”) to the Existing Senior Secured Credit Facility, as amended. The Assumption Agreement provides for additional revolving commitments to TransDigm in an aggregate principal amount of $65 million, which results in a total revolving credit amount of $310 million. No borrowings, other than the issuance of certain letters of credit discussed below, were outstanding under the Existing Senior Secured Credit Facility as of June 30, 2012.

Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015. At June 30, 2012, the Company had $6.6 million letters of credit outstanding and $303.4 million of borrowings available under the Existing Senior Secured Credit Facility.

Under the New Senior Secured Credit Facility, the term loans mature in February 2017. The term loans under the New Senior Secured Credit Facility require quarterly principal payments totaling $5.1 million.

The interest rates per annum applicable to the term loans under the New Senior Secured Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The applicable interest rate on the term loans at June 30, 2012 was 4.0%.

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

The credit facilities contain certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm, incur or suffer to exist liens securing indebtedness, consolidate, merge or transfer all or substantially all of their assets, and engage in transactions with affiliates. At June 30, 2012, TransDigm was in compliance with all of the covenants contained in the credit facilities.

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

Stock Repurchase

On August 22, 2011 we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $100 million in the aggregate. During the thirty-nine week period ended June  30, 2012, the Company repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At June 30, 2012, we had borrowings under our New Senior Secured Credit Facility of $2.02 billion that were subject to interest rate risk. Borrowings under our New Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our New Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our New Senior Secured Credit Facility by approximately $20.2 million based on the amount of outstanding borrowings at June 30, 2012. The weighted average interest rate on the $2.02 billion of borrowings under our New Senior Secured Credit Facility on June 30, 2012 was 4.0%.

At June 30, 2012, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the new senior secured credit facility to a fixed rate of 5.17% through June 30, 2015.

The fair value of the $2.02 billion aggregate principal amount of borrowings under our New Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loans approximated $2.04 billion at June 30, 2012 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.60 billion aggregate principal amount of our 7 3/4% senior subordinated notes due 2018 is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1.70 billion at June 30, 2012 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2012, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

On February 15, 2012, we acquired AmSafe. AmSafe operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate AmSafe’s processes into our own systems and control environment. We currently expect to complete the incorporation of AmSafe’s operations into our systems and control environment in fiscal 2013. There were no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended June 30, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. During the thirteen week period ended June 30, 2012, the Company did not repurchase any shares under the program.

ITEM 6. EXHIBITS

10.1	Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Peter Palmer.*

10.2	Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and James Skulina.*

10.3	Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group and Robert Henderson.*

10.4	Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group and Bernt Iverson.*

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

* Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	August 8, 2012
W. Nicholas Howley

/s/ Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	August 8, 2012
Gregory Rufus

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2012

EXHIBIT NO.	DESCRIPTION

10.1	Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Peter Palmer.*

10.2	Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and James Skulina.*

10.3	Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group and Robert Henderson.*

10.4	Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group and Bernt Iverson.*

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or
15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Indicates management contract or compensatory plan contract or arrangement.