Form 10-K
period 2012-09-30
TransDigm Group INC
filed 2012-11-16
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2012, based upon the last sale price of such voting and non-voting common stock on that date, was $5,540,323,145.

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 51,694,655 as of October 27, 2012.

Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

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

In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2012” or “fiscal 2012” means the period from October 1, 2011 to September 30, 2012.

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

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that about 90% of our net sales for fiscal year 2012 were generated by proprietary products. In addition, for fiscal year 2012, we estimate that we generated about  3/4 of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle of 50-60 years. We estimate that approximately 55% of our net sales in fiscal year 2012 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.

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

Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. We also use a number of distributors to provide logistical support as well as primary customer contact with certain smaller accounts. Our major distributors are Aviall, Inc. (a subsidiary of The Boeing Company) and Satair A/S (a subsidiary of Airbus).

Manufacturing and Engineering

We maintain 35 principal manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate product profit and loss accounting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.

We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in Cost of Sales and in Selling and Administrative captions in our Consolidated Statements of Income. Total engineering expense represents approximately 6% of our operating units’ aggregate costs, or approximately 3% of our consolidated net sales. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.

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

Customers

Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2012, Boeing (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 13% of our net sales. Our top ten customers for fiscal year 2012 accounted for approximately 43% of our net sales. Products supplied to many of our customers are used on multiple platforms.

Active commercial production programs include the Boeing 737, 747, 767, 777 and 787, the Airbus A319/20/21, A330/A340 and A380, the Bombardier CRJ’s, Challenger and Learjets, the Embraer RJ’s, the Cessna Citation family, the Raytheon Premier and Hawker and most Gulfstream airframes. Military platforms include aircraft such as the Boeing C-17, F-15, F-18 and V-22, the Lockheed Martin C-130J, F-16 and F-35 Joint Strikefighter, the Northrop Grumman E-2C Hawkeye, the UH-60 Blackhawk, CH-47 Chinook and AH-64 Apache helicopters, the General Atomics Predator Drone and the Raytheon Patriot Missile. TransDigm has been awarded numerous contracts for the development of engineered products for production on the Airbus A350XWB, A320 NEO and A400M programs, the Bombardier Learjet 85, the Sikorsky S-97 and Boeing P-8 Poseidon.

We believe that we have strong customer relationships with almost all large commercial transport, regional, general aviation and military OEMs. The demand for our aftermarket parts and services depends on, among other things, the breadth of our installed OEM base, revenue passenger miles (“RPMs”), the size and age of the worldwide aircraft fleet and, to a lesser extent, airline profitability. We believe that we are also a leading supplier of components used on U.S.—designed military aircraft, including components that are used on a variety of fighter aircraft, military freighters and military helicopters.

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

We compete on the basis of engineering, manufacturing and marketing high quality products, which we believe meet or exceed the performance and maintenance requirements of our customers, consistent and timely delivery, and superior customer service and support. The industry’s stringent regulatory, certification and technical requirements, and the investments necessary in the development and certification of products, create barriers to entry for potential new competitors. As long as customers receive products that meet or exceed expectations and performance standards, we believe that they will have a reduced incentive to certify another supplier because of the cost and time of the technical design and testing certification process. In addition, we believe that the availability, dependability and safety of our products are reasons for our customers to continue long-term supplier relationships.

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

Backlog

As of September 30, 2012, the Company estimated its sales order backlog at $833 million compared to an estimated sales order backlog of $737 million as of September 30, 2011. The increase in backlog is primarily due to the acquisitions of Aero-Instruments, Harco and AmSafe discussed below, totaling approximately $62 million and an increase in orders across existing OEM product lines and to a lesser extent the aftermarket. The majority of the purchase orders outstanding as of September 30, 2012 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2012 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture a significant portion of our products in the United States, we manufacture some products in Belgium, China, Malaysia, Mexico, Sri Lanka and the United Kingdom. We sell our products in the United States, as well as in foreign countries. Although the majority of sales of our products are made to customers including distributors located in the United States, our products are ultimately sold to and used by customers, including airlines and other end users of aircraft, throughout the world. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.

Our direct sales to foreign customers were approximately $508.8 million, $305.5 million, and $170.6 million for fiscal years 2012, 2011 and 2010, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Environmental Matters

Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Certain facilities and third-party sites utilized by subsidiaries of the Company have been identified as potentially responsible parties under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws.

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

Employees

As of September 30, 2012, we had approximately 5,400 full time, part time and temporary employees. Approximately 12% of our employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from November 2012 to April 2016. We consider our relationship with our employees generally to be satisfactory.

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

Our business is directly affected by, among other factors, changes in revenue passenger miles (RPMs), the size and age of the worldwide aircraft fleet and, to a lesser extent, changes in the profitability of the commercial airline industry. RPMs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in the recent past, the airline industry has been severely affected by the downturn in the global economy, higher fuel prices, the increased security concerns among airline customers following the events of September 11, 2001, the Severe

Acute Respiratory Syndrome, or SARS, epidemic and the conflicts in Afghanistan and Iraq. In addition, global market and economic conditions have been challenging with continued turbulence in the U.S. and international markets and economies and have prolonged declines in business and consumer spending. As a result of the substantial reduction in airline traffic resulting from these events, the airline industry incurred large losses and financial difficulties. Some carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products.

Our sales to manufacturers of aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.

Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, as well as manufacturers of business jets, which accounted for approximately 26% of our net sales in fiscal year 2012, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, downturns in the global economy and national and international events, such as the events of September 11, 2001. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. Prior downturns have adversely affected our net sales, gross margin and net income.

We rely heavily on certain customers for much of our sales.

Our largest customer for fiscal year 2012 was The Boeing Company (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world). Boeing accounted for approximately 13% of our net sales in fiscal year 2012. Our top ten customers for fiscal year 2012 accounted for approximately 43% of our net sales. A reduction in purchasing by one of our larger customers for any reason, such as economic downturn, decreased production or strike, could have a material adverse effect on our net sales, gross margin and net income.

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

The military and defense market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (the “DOD”) budget. In addition to normal business risks, our supply of products to the United States Government is subject to unique risks largely beyond our control. Future DOD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current presidential administration, the U.S. Government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in the Middle East and possible political pressure to reduce U.S. Government military spending, each of which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures in the future could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.

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

We have a significant amount of indebtedness. As of September 30, 2012, our total indebtedness was approximately $3,619.1 million, which was approximately 74.8% of our total capitalization.

In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2012, we had approximately $302.9 million of unused commitments under our revolving loan facility. Although our senior secured credit facility and the indentures (together with the indenture governing the 5 1/2% notes discussed below, the “Indentures”) governing the 7 3/4% senior subordinated notes issued in December 2010 (the “7 3/4% Senior Subordinated Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

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

In addition, all of our debt under the senior secured credit facility, which includes a $2.02 billion term loan facility and a revolving loan facility of $310.0 million, bears interest at floating rates. Accordingly, in the event that interest rates increase, our debt service expense will also increase. In order to reduce the floating interest rate risk, as of September 30, 2012, the Company was party to three forward starting interest rate swap agreements that fix the rate of interest beginning December 31, 2012 through June 30, 2015 on an aggregate notional amount of $353 million of debt under the senior secured credit facility.

On October 9, 2012, the Company amended the secured credit facility to provide for an additional term loan facility in the aggregate principal amount of $150 million. The additional term loan facility was fully drawn on October 15, 2012. The Company also issued $550 million in aggregate principal amount of its 5 1/2% Senior Subordinated Notes due 2020 (the “5 1/2% Senior Subordinated Notes”) at an issue price of 100% of the principal amount on October 15, 2012.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the 7 3/4% Senior Subordinated Notes (as well as the 5 1/2% Senior Subordinated Notes). We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on our indebtedness, including the 7 3/4% Senior Subordinated Notes (as well as the 5 1/2% Senior Subordinated Notes) and amounts borrowed under the credit facilities, and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness, including the amounts borrowed under the senior secured credit facility and the 7 3/4% Senior Subordinated Notes (as well as the 5 1/2% Senior Subordinated Notes), or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, the Indentures and the senior secured credit facility may restrict us from adopting any of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would otherwise adversely affect the 7 3/4% Senior Subordinated Notes (as well as the 5 1/2% Senior Subordinated Notes).

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

A breach of any of these covenants could result in a default under the senior secured credit facility or the Indentures. If any such default occurs, the lenders under the senior secured credit facility and the holders of the 7 3/4% Senior Subordinated Notes (as well as the 5 1/2% Senior Subordinated Notes) may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the senior secured credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the senior secured credit facility, the lenders under that facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 7 3/4% Senior Subordinated Notes (as well as the 5 1/2% Senior Subordinated Notes). If the debt under the senior secured credit facility or the 7 3/4% Senior Subordinated Notes (as well as the 5 1/2% Senior Subordinated Notes) were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

We could incur substantial costs as a result of violations of or liabilities under environmental laws and regulations.

Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Certain facilities and third-party sites utilized by subsidiaries of the Company have been identified as potentially responsible parties under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws.

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

As of September 30, 2012, we had approximately 5,400 full time, part time and temporary employees. Approximately 12% of our employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from November 2012 to April 2016. We consider our relationship with our employees generally to be satisfactory. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could materially and adversely affect our ability to provide products to our customers.

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

A number of our manufacturing facilities are located in the greater Los Angeles area, an area known for earthquakes, and are thus vulnerable to damage. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, license agreements and technology, were approximately $1,123.6 million at September 30, 2012, representing approximately 21% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $3,035.5 million at September 30, 2012, representing approximately 56% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.

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

We do not pay regular quarterly or annual cash dividends on our stock.

On October 15, 2012 the Company’s Board of Directors authorized and declared a special cash dividend of $12.85 on each outstanding share of common stock and cash dividend equivalent payments under certain of its stock option plans. The special cash dividend amounting to approximately $663.5 million was paid in November 2012 and Dividend Equivalent Payments amounting to approximately $36.0 million will be paid prior to December 31, 2012. The Company declared and paid a special cash dividend of $7.65 on each outstanding share of common stock in October 2009.

Notwithstanding the special cash dividends paid in October 2009 and November 2012, we do not anticipate declaring or paying regular quarterly or annual cash dividends on our common stock or any other equity security in the foreseeable future. The amounts that may be available to us to pay cash dividends are restricted under our debt and other agreements. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, you should not rely on quarterly or annual dividend income from shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

TransDigm’s owned properties as of September 30, 2012 are as follows:

Location	Square Footage
Liberty, SC	219,000
Waco, TX	218,800
Bridport, United Kingdom	193,200
Phoenix, AZ	138,700
Los Angeles, CA	131,000
Kent, OH	120,000
Pinellas Park, FL	110,000
Addison, IL	83,300
Seattle, WA	78,300
Placentia, CA	75,000
Painesville, OH	63,900
Wichita, KS	57,000
South Euclid, OH	50,000
Avenel, NJ	48,500
Herstal, Belgium	45,700
Branford, CT	45,300
Valencia, CA	38,000
Rancho Cucamonga, CA	32,700
Melaka, Malaysia	24,800
Deerfield Beach, FL	20,000

The properties listed above, except Bridport, Phoenix, Kent, Pinellas Park, Herstal, Branford, Valencia and Melaka are subject to mortgage liens under our senior secured credit facility. The Seattle property is currently vacant and under contract to sell.

TransDigm’s leased properties as of September 30, 2012 are as follows:

Location	Square Footage
Dayton, NV	144,000
Nittambuwa, Sri Lanka	113,000
Everett, WA	111,000
Fullerton, CA	100,000
Anaheim, CA	97,000
Collegeville, PA	90,000
Kunshan, China	75,300
Camarillo, CA	70,000
Matamoros, Mexico	60,500
Elkart, IN	51,500
Tempe, AZ	40,200
Chongqing, China	37,700
Northridge, CA	35,000
Simi Valley, CA	33,400
London, United Kingdom	27,400
Nogales, Mexico	27,000
Gardena, CA	25,000
Erie, PA	19,200
Bellevue, WA	18,000

Location	Square Footage
Cleveland, OH	15,200
Cleveland, OH	13,100
Wichita, KS	10,000
Bookham, United Kingdom	9,900
Placentia, CA	8,400
Pasadena, CA	5,300
Borella, Sri Lanka	4,900
Paris, France	2,100
Wichita, KS	1,700
Singapore	1,700
Kunshan, China	1,300

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

Quarterly Stock Prices
	High	Low
Fiscal 2011
For Quarter ended January 1, 2011	$72.93	$60.89
For Quarter ended April 2, 2011	85.38	72.46
For Quarter ended July 2, 2011	94.08	76.82
For Quarter ended September 30, 2011	95.04	73.76

Fiscal 2012
For Quarter ended December 31, 2011	102.73	74.30
For Quarter ended March 31, 2012	121.48	91.97
For Quarter ended June 30, 2012	134.43	111.56
For Quarter ended September 30, 2012	146.72	117.77

Holders

On October 31, 2012, there were 29 stockholders of record of our common stock. We estimate that there were approximately 55,228 beneficial stockholders as of October 31, 2012, which includes an estimated amount of stockholders who have their shares held in their accounts by banks and brokers.

Dividends

In October 2009 TD Group’s Board of Directors declared a special cash dividend of $7.65 on each outstanding share of common stock. Also, in October 2012 TD Group’s Board of Directors declared a special cash dividend of $12.85 on each outstanding share of common stock.

We do not anticipate declaring or paying regular quarterly or annual cash dividends on our common stock in the near future. Any payment of cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions, and other factors deemed relevant by our Board of Directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our debt documents and may be limited by future debt or other agreements that we may enter into.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P Midcap 400 Index and the S&P MidCap 400 S&P Aerospace & Defense Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on September 30, 2007.

The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

	9/07	9/08	9/09	9/10	9/11	9/12
TransDigm Group Incorporated	100.00	74.89	108.97	159.11	209.42	363.79
S&P Midcap 400	100.00	83.32	80.73	95.08	93.87	120.65
S&P MidCap 400 S&P Aerospace & Defense	100.00	61.91	61.22	79.22	79.31	98.32

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

On August 22, 2011 we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $100 million in the aggregate. During the year ended September 30, 2012, the Company repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million at a weighted-average price per share of $74.87 per share. The program replaces the repurchase program announced on October 23, 2008, under which the Company previously repurchased 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85.

Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,778,317	$48.49	3,220,445
Equity compensation plans not approved by security holders(2)	16,096	$6.68	N/A
Total	5,794,413		3,220,445

(1)	Includes information related to the 2003 stock option plan and the 2006 stock incentive plan, each as described below.
(2)	Options issued outside of the 2003 stock option plan and the 2006 stock incentive plan.

2003 Stock Option Plan

In connection with the acquisition of the Company by Warburg Pincus in 2003, TD Group adopted a stock option plan for the benefit of our employees. The stock option plan has been amended and restated on several occasions, most recently effective as of July 18, 2008 and we refer to such stock option plan as it is currently in effect as the 2003 stock option plan.

Upon the closing of the acquisition of the Company by Warburg Pincus, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Inc.’s former holding company with an aggregate intrinsic value of approximately $35.7 million into a combination of options to purchase shares of common stock of TD Group, or rollover options, and interests in the two deferred compensation plans which have since been terminated. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of TD Group common stock, which gives effect to the 149.60 for 1.00 stock split that we effected on March 14, 2006 in connection with our initial public offering. All rollover options granted in connection with the closing of the acquisition were fully vested on the date of grant. As of September 30, 2012, all rollover options were exercised.

In addition to the shares of TD Group common stock reserved for issuance upon exercise of rollover options, under the terms of the 2003 stock option plan, an aggregate of 5,469,301 shares of TD Group common stock are reserved for issuance upon exercise of new management options (after giving effect to the stock split). As of September 30, 2012, there were new management options to purchase 1,052,122 shares of TD Group common stock outstanding (after giving effect to the stock split). As of September 30, 2012, there were 77,829 shares available for issuance under options not yet granted.

2006 Stock Incentive Plan

Prior to the consummation of its initial public offering, TD Group adopted a new stock incentive plan, which was amended on October 20, 2006, July 29, 2008 and March 3, 2011, designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders of TD Group by closely aligning the interests of these individuals with those of our stockholders. The 2006 stock incentive plan permits TD Group to award our key employees, directors or consultants stock options, restricted stock and other stock-based incentives. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2006 stock incentive plan is 8,119,668, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. As of September 30, 2012, there were 22,944 shares of common stock issued and outstanding under the 2006 stock incentive plan that had been issued to directors. In addition, options to purchase 4,954,108 shares had been issued thereunder, of which 4,726,195 were outstanding. As of September 30, 2012, there were 3,142,616 shares available for issuance under options not yet granted.

Other Option Awards

In connection with the acquisition of the Company by Warburg Pincus, the Company issued 132,096 options to Michael Graff, a director of the Company. Because Mr. Graff was not an employee of the Company and because participation in the 2003 Stock Option Plan was limited to employees, the options were issued outside of the 2003 Stock Option Plan. All of the options awarded to Mr. Graff are vested. As of September 30, 2012, 16,096 options remained outstanding and exercisable.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2008 to 2012 which have been derived from TD Group’s audited consolidated financial statements.

Separate historical financial information of TransDigm Inc. is not presented since the 7 3/4% Senior Subordinated Notes and the 5 1/2% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or significant assets separate from its investment in TransDigm Inc.

Acquisitions of businesses and product lines completed by TD Group during the last five fiscal years are as follows:

•	On May 7, 2008, TransDigm Inc. acquired all of the outstanding capital stock of CEF Industries, Inc.

•	On September 26, 2008, Champion Aerospace LLC, a subsidiary of TransDigm Inc., acquired certain product line assets from Unison Industries, LLC, a GE Aviation business.

•

On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation. The assets were later transferred to other TransDigm businesses and Aircraft Parts Corporation has been dissolved.

•	On July 24, 2009, TransDigm Inc. acquired all of the outstanding capital stock of Acme Aerospace, Inc.

•	On August 10, 2009, AeroControlex Group, Inc., a subsidiary of TransDigm Inc., acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company.

•	On December 2, 2009, Dukes Aerospace, Inc., a newly formed subsidiary of TransDigm Inc., acquired certain assets and liabilities from Dukes, Inc. and GST Industries, Inc.

•	On September 3, 2010, TransDigm Inc. acquired all of the outstanding capital stock of Semco Instruments, Inc.

•	On December 6, 2010, TransDigm Inc. acquired all of the outstanding capital stock of McKechnie Aerospace Holdings, Inc.

•	On December 31, 2010, AeroControlex Group, Inc., a subsidiary of TransDigm Inc., acquired the actuation business of Telair International, Inc.

•	On August 31, 2011, TransDigm Inc. acquired all of the outstanding limited liability units of Schneller Holdings LLC.

•	On December 9, 2011, TransDigm Inc. acquired all of the outstanding capital stock of Harco Laboratories, Incorporated.

•	On February 15, 2012, TransDigm Inc. acquired all of the outstanding capital stock of AmSafe Global Holdings, Inc.

•	On September 17, 2012, TransDigm Inc. acquired all of the outstanding limited liability units of Aero-Instruments Co., LLC

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

Our management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because securities analysts, investors, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because the revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a financial covenant that measures the ratio of the amount of our secured indebtedness to the amount of our Consolidated EBITDA defined in the same manner as we define EBITDA As Defined herein. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility (and such an event of default could, in turn, result in an event of default under the Indentures governing our 7 3/4% Senior Subordinated Notes and 5 1/2% Senior Subordinated Notes).

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

	Fiscal Years Ended September 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts )
Statement of Income Data:
Net Sales	$1,700,208	$1,206,021	$827,654	$761,552	$713,711
Gross profit(1)	945,717	661,185	473,066	429,346	385,931
Selling and administrative expenses	201,709	133,711	94,918	80,018	74,650
Amortization of intangible assets	44,233	40,339	15,079	13,928	12,002

Income from operations(1)	699,775	487,135	363,069	335,400	299,279
Interest expense—net	211,906	185,256	112,234	84,398	92,677
Refinancing costs	—	72,454	—	—	—

Income from continuing operations before income taxes	487,869	229,425	250,835	251,002	206,602
Income tax provision	162,900	77,200	87,390	88,100	73,476

Income from continuing operations	324,969	152,225	163,445	162,902	133,126

Income from discontinued operations, net of tax	—	19,909	—	—	—

Net income	$324,969	$172,134	$163,445	$162,902	$133,126

Net income applicable to common stock	$321,670	$169,323	$133,132	$162,902	$133,126

Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	50,996	49,888	49,171	48,481	47,856
Vested options deemed participating securities	2,886	3,445	3,752	4,058	4,242

Total shares for basic and diluted earnings per share	53,882	53,333	52,923	52,539	52,098

Net earnings per share:
Net earnings per share from continuing operations—basic and diluted	5.97	$2.80	$2.52	$3.10	$2.56
Net earnings per share from discontinued operations—basic and diluted	—	0.37	—	—	—

Net earnings per share(2)	$5.97	$3.17	$2.52	$3.10	$2.56

Cash dividends paid per common share	$—	$—	$7.65	$—	$—

	As of September 30,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$440,524	$376,183	$234,112	$190,167	$159,062
Working capital	816,616	663,433	470,496	395,002	334,932
Total assets	5,459,617	4,513,636	2,677,818	2,454,440	2,255,821
Long-term debt, including current portion	3,619,125	3,138,375	1,771,646	1,356,761	1,357,230
Stockholders’ equity	1,218,834	810,949	592,979	819,162	653,900

	Fiscal Years Ended September 30,
	2012	2011	2010	2009	2008
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$413,885	$260,386	$197,304	$197,112	$189,635
Investing activities	(876,292)	(1,397,028)	(176,559)	(168,388)	(165,044)
Financing activities	527,186	1,278,521	23,200	2,381	28,525
Depreciation and amortization	68,227	60,460	30,165	27,521	25,254
Capital expenditures	25,246	18,026	12,887	13,155	10,884
Ratio of earnings to fixed charges(3)	3.3x	2.2x	3.2x	3.9x	3.2x

Other Data:
EBITDA(4)	$768,002	$475,141	$393,234	$362,921	$324,533
EBITDA As Defined(4)	$809,019	$589,874	$411,609	$374,690	$333,077

(1)	Gross profit and income from operations include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2012, 2011, 2010, 2009 and 2008 of $12,882,000, $18,073,000, $4,794,000, $2,264,000, and $1,933,000, respectively.
(2)	Net earnings per share is calculated by dividing net income applicable to common stock by the basic and diluted weighted average common shares outstanding.
(3)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense.
(4)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined and the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2012	2011	2010	2009	2008
	(in thousands)
Net income	$324,969	$172,134	$163,445	$162,902	$133,126
Less income from discontinued operations	—	19,909	—	—	—

Income from continuing operations	324,969	152,225	163,445	162,902	133,126
Adjustments:
Depreciation and amortization expense	68,227	60,460	30,165	27,521	25,254
Interest expense, net	211,906	185,256	112,234	84,398	92,677
Income tax provision	162,900	77,200	87,390	88,100	73,476

EBITDA, excluding discontinued operations	768,002	475,141	393,234	362,921	324,533
Adjustments:
Inventory purchase accounting adjustments(1)	12,882	18,073	4,794	2,264	1,933
Acquisition integration costs(2)	7,896	11,821	4,171	3,426	393
Acquisition transaction-related expenses(3)	5,880	2,817	2,717	—	—
Non-cash compensation and deferred compensation costs(4)	22,151	12,568	6,693	6,079	6,218
Acquisition earnout adjustments(5)	(5,000)	(3,000)	—	—	—
Other acquisition accounting adjustments	(2,792)	—	—	—	—
Refinancing costs(6)	—	72,454	—	—	—

EBITDA As Defined	$809,019	$589,874	$411,609	$374,690	$333,077

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option and deferred compensation plans.
(5)	Represents the reversal of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets of the four-year earn-out arrangement.
(6)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4 % senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2012	2011	2010	2009	2008
	(in thousands)
Net Cash Provided by Operating Activities	$413,885	$260,386	$197,304	$197,112	$189,635
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(11,749)	(30,874)	(4,971)	1,897	(35,544)
Interest expense, net (1)	199,362	175,414	104,656	81,147	89,580
Income tax provision—current	138,100	130,109	85,490	79,300	66,141
Non-cash equity compensation(2)	(22,151)	(12,574)	(6,704)	(5,813)	(4,035)
Excess tax benefit from exercise of stock options	50,555	23,411	17,459	9,278	18,756
Refinancing costs(3)	—	(72,454)	—	—	—

EBITDA	768,002	473,418	393,234	362,921	324,533
Adjustments:
Inventory purchase accounting adjustments(4)	12,882	21,828	4,794	2,264	1,933
Acquisition integration costs(5)	7,896	11,821	4,171	3,426	393
Acquisition transaction-related expenses(6)	5,880	2,817	2,717	—	—
Non-cash compensation and deferred compensation costs(7)	22,151	12,568	6,693	6,079	6,218
Acquisition earnout adjustments(8)	(5,000)	(3,000)	—	—	—
Other acquisition accounting adjustments	(2,792)	—	—	—	—
Refinancing costs(3)	—	72,454	—	—	—
EBITDA from discontinued operations	—	(2,032)	—	—	—

EBITDA As Defined	$809,019	$589,874	$411,609	$374,690	$333,077

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under its stock plans.
(3)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

(4)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(5)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(6)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(7)	Represents the compensation expense recognized by TD Group under our stock option and our deferred compensation plans.
(8)	Represents the reversal of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets of the four-year earn-out arrangement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Long-term Sustainable Growth

For fiscal year 2012, we generated net sales of $1,700.2 million, gross profit of $945.7 million or 55.6% of sales, and net income of $325.0 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long term.

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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired and integrated 39 businesses and/or product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume.

Certain Acquisitions and Divestitures

Aero-Instruments Co., LLC

On September 17, 2012, TransDigm Inc. acquired all of the outstanding equity interests in Aero-Instruments Co., LLC (“Aero-Instruments”), for approximately $34.7 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Aero-Instruments designs and manufactures highly engineered air data sensors including pitot probes, pitot-static probes, static pressure ports, angle of attack, temperature sensors and flight test equipment for use primarily in the business jet and helicopter markets. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Aero-Instruments, and therefore the consolidated financial statements at September 30, 2012 reflect a preliminary purchase price allocation for the business.

AmSafe Global Holdings, Inc. Acquisition

On February 15, 2012, TransDigm Inc. acquired all of the outstanding stock of AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The distribution business acquired as part of AmSafe was sold on August 16, 2012 for approximately $17.7 million in cash, subject to adjustments based on the level of working capital as of the closing date of the sale. The Company is in the process of obtaining information to value certain tangible and intangible assets of AmSafe, and therefore the consolidated financial statements at September 30, 2012 reflect a preliminary purchase price allocation for the business.

Harco Laboratories Acquisition

On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $83.3 million in cash, which includes a purchase price adjustment of $0.4 million paid in the second quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Harco, and therefore the consolidated financial statements at September 30, 2012 reflect a preliminary purchase price allocation for the business.

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

Aero Quality Sales Divestiture

On April 7, 2011, the Company completed the divestiture of Aero Quality Sales (“AQS”) to Satair A/S for approximately $31.8 million in cash, which includes a $1.8 million working capital adjustment received in the third quarter of fiscal 2011. AQS, which was acquired as part of the McKechnie Aerospace acquisition, is a distributor and service center of aircraft batteries and battery support equipment. The Company’s Chairman and Chief Executive Officer, W. Nicholas Howley was a director of Satair A/S from 2006 through October 2011. Mr. Howley disclosed his relationship to Satair A/S to the Company’s board of directors and abstained from the related vote.

Fastener Business Divestiture

On March 9, 2011, the Company completed the divestiture of its fastener business for approximately $239.6 million in cash. This business, which was acquired as part of the McKechnie Aerospace acquisition, is made up of Valley-Todeco, Inc. and Linread Ltd. The business designs and manufactures fasteners, fastening systems and bearings for commercial, military and general aviation aircraft.

Recent Development

Agreement to Acquire Goodrich Pump & Engine Control Systems

On October 25, 2012, the Company entered into a definitive agreement to acquire the assets of the Goodrich Pump & Engine Control Systems business (“GPECS”) for approximately $236 million in cash. The acquisition, which is subject to approval by the U.S. Department of Justice and the European Commission, is expected to close late in the current calendar year or early in 2013. GPECS manufactures proprietary, highly engineered aerospace fuel systems for the business jet, helicopter, military and commercial marketplace.

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2012	2011
	(in thousands)
Net income	$324,969	$172,134
Less income from discontinued operations	—	19,909

Income from continuing operations	324,969	152,225
Adjustments:
Depreciation and amortization expense	68,227	60,460
Interest expense, net	211,906	185,256
Income tax provision	162,900	77,200

EBITDA, excluding discontinued operations(1)	768,002	475,141
Adjustments:
Inventory purchase accounting adjustments(2)	12,882	18,073
Acquisition integration costs(3)	7,896	11,821
Acquisition transaction-related expenses(4)	5,880	2,817
Non-cash compensation costs(5)	22,151	12,568
Acquisition earn-out adjustments(6)	(5,000)	(3,000)
Other acquisition accounting adjustments	(2,792)	—
Refinancing costs(7)	—	72,454

EBITDA As Defined(1)	$809,019	$589,874

(1)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.
(2)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(4)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(5)	Represents the compensation expense recognized by TD Group under our stock option plans.
(6)	Represents the reversal of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets of the four-year earn-out arrangement.
(7)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2012	2011
	(in thousands)
Net Cash Provided by Operating Activities	$413,885	$260,386
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(11,749)	(30,874)
Interest expense, net(1)	199,362	175,414
Income tax provision—current	138,100	130,109
Non-cash equity compensation(2)	(22,151)	(12,574)
Excess tax benefit from exercise of stock options	50,555	23,411
Refinancing costs(3)	—	(72,454)

EBITDA(4)	768,002	473,418
Adjustments:
Inventory purchase accounting adjustments(5)	12,882	21,828
Acquisition integration costs(6)	7,896	11,821
Acquisition transaction-related expenses(7)	5,880	2,817
Stock option expense(8)	22,151	12,568
Acquisition earnout adjustments(9)	(5,000)	(3,000)
Other acquisition accounting adjustments	(2,792)	—
Refinancing costs(3)	—	72,454
EBITDA from discontinued operations	—	(2,032)

EBITDA As Defined(4)	$809,019	$589,874

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under its stock plans.
(3)

Represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses. d amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.

(5)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(6)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(7)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(8)	Represents the compensation expense recognized by TD Group under our stock option plans.
(9)	Represents the reversal of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets of the four-year earn-out arrangement.

Trend Information

We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounts for approximately 42% of total sales; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounts for approximately 29% of total sales; and the defense market, which accounts for approximately 23% of total sales. Non-aerospace sales comprise approximately 6% of our total sales.

The commercial aerospace industry, including the aftermarket and OEM market, is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry had shown strength with increases in revenue passenger miles, or RPMs, between 2003 and 2008, as well as increases in OEM production and backlog. However, in 2009, the global economic downturn negatively impacted the commercial aerospace industry causing RPMs to decline slightly. This market sector began to rebound in 2010 and positive growth has continued thru 2012 with increases in RPMs, as well as the growth in the large commercial OEM sector (aircraft with 100 or more seats) with order announcements by The Boeing Company and Airbus S.A.S. leading to planned increases in production. The 2013 leading indicators and industry consensus suggest a modest continuation of current trends in the commercial transport market sector supported by continued modest RPM growth and increases in production at the OEM level.

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

Commercial Aftermarket

The key growth factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft. After a decline in RPMs in 2009, worldwide RPMs returned to growth between 2010 and 2012 and current industry consensus indicates that positive RPM growth will continue in 2013.

Commercial OEM Market

Conditions in the commercial transport market sector continued to improve during 2012. Our commercial transport OEM shipments and revenues generally run ahead of the Boeing and Airbus airframe delivery schedules. As a result and consistent with prior years, our fiscal 2013 shipments will be a function of, among other things, the estimated 2013 and 2014 commercial airframe production rates. We are now experiencing increased sales in the large commercial OEM sector (aircraft with 100 or more seats) driven by an increase in production by The Boeing Company and Airbus S.A.S tied to previous order announcements. Industry consensus indicates this production increase will continue in 2013 and 2014.

The business jet OEM market significantly declined between 2008 and 2010, impacted by the slowdown in economic growth, corporate profits, commodity prices and stock market returns across the world. However, the business jet OEM market started to recover in 2011, continued this recovery in 2012 and is expected to continue to show modest growth in 2013.

Defense

Our military business fluctuates from year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. In recent years, defense spending has reached historic highs, due in part to the military engagements in Afghanistan and Iraq and the war on terrorism. We anticipate that military related sales of our types of products could start to decline modestly in future years over the current high levels.

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

Management estimates the allowance for doubtful accounts based on the aging of the accounts receivable and customer creditworthiness. The allowance also incorporates a provision for the estimated impact of disputes with customers. Management’s estimate of the allowance amounts that are necessary includes amounts for specifically identified credit losses and estimated credit losses based on historical information. The determination of the amount of the allowance for doubtful accounts is subject to significant levels of judgment and estimation by management. Depending on the resolution of potential credit and other collection issues, or if the financial condition of any of the Company’s customers were to deteriorate and their ability to make required payments were to become impaired, increases in these allowances may be required. Historically, changes in estimates in the allowance for doubtful accounts have not been significant.

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

The Company had 22 reporting units with goodwill as of the first day of the fourth quarter of fiscal 2012, the date of the last annual impairment test. The estimated fair values of each of the reporting units was substantially in excess of their respective carrying values (by more than 20 percent), and therefore no goodwill impairment was recorded. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, the reporting units would continue to have fair values in excess of their respective carrying values.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Fiscal Years Ended September 30,
	2012	2012 % of Sales	2011	2011 % of Sales	2010	2010 % of Sales
Net sales	$1,700,208	100.0%	$1,206,021	100.0%	$827,654	100.0%
Cost of sales	754,491	44.4	544,836	45.2	354,588	42.8
Selling and administrative expenses	201,709	11.8	133,711	11.1	94,918	11.5
Amortization of intangible assets	44,233	2.6	40,339	3.3	15,079	1.8

Income from operations	699,775	41.2	487,135	40.4	363,069	43.9
Interest expense, net	211,906	12.5	185,256	15.4	112,234	13.6
Refinancing costs	—	—	72,454	6.0	—	—
Income tax provision	162,900	9.6	77,200	6.4	87,390	10.6

Income from continuing operations	324,969	19.1	152,225	12.6	163,445	19.7%
Income from discontinued operations, net of tax	—	—	19,909	1.7	—	—

Net income	$324,969	19.1%	$172,134	14.3%	$163,445	19.7%

Fiscal year ended September 30, 2012 compared with fiscal year ended September 30, 2011

Net Sales. Net organic and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2012 and 2011 were as follows (amounts in millions):

	Fiscal Years Ended			% Change Total Sales
	September 30, 2012	September 30, 2011	Change
Organic sales	$1,348.3	$1,206.0	$142.3	11.8%
Acquisition sales	351.9	_	351.9	29.2%

	$1,700.2	$1,206.0	$494.2	41.0%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above resulted from the acquisitions of McKechnie Aerospace, Talley Actuation and Schneller in fiscal 2011 and Harco, AmSafe and Aero-Instruments in fiscal 2012.

The organic sales growth was primarily due to an increase of $79.1 million, or a 23.6% increase in commercial OEM sales, an increase of $29.9 million, or an 6.2% increase in commercial aftermarket sales, and an increase of $30.5 million, or a 8.9% increase in defense sales, for the fiscal year ended September 30, 2012 compared to the fiscal year ended September 30, 2011.

Commercial OEM sales for the fiscal year ended September 30, 2012 were favorably impacted by the robust commercial transport OEM production cycle and retroactive contract pricing adjustments (approximately $13 million).

Cost of Sales and Gross Profit. Cost of sales increased by $209.7 million, or 38.5%, to $754.5 million for the fiscal year ended September 30, 2012 compared to $544.8 million for the fiscal year ended September 30, 2011. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2012 and 2011 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2012	September 30, 2011	Change	% Change
Cost of sales—excluding acquisition-related costs below	$734.9	$518.4	$216.5	41.8%
% of total sales	43.2%	43.0%
Inventory purchase accounting adjustments	12.9	18.1	(5.2)	(28.7)%
% of total sales	0.8%	1.5%
Acquisition integration costs	6.7	8.3	(1.6)	(19.3)%
% of total sales	0.4%	0.7%

Total cost of sales	$754.5	$544.8	$209.7	38.5%

% of total sales	44.4%	45.2%

Gross profit	$945.7	$661.2	$284.5	43.0%

Gross profit percentage	55.6%	54.8%

The increase in the dollar amount of cost of sales during the fiscal year ended September 30, 2012 was primarily due to increased volume associated with organic sales growth and the sales from acquisitions partially offset by lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales increased by 0.8 percentage points to 55.6% for the fiscal year ended September 30, 2012 from 54.8% for the fiscal year ended September 30, 2011. The dollar amount of gross profit increased by $284.5 million, or 43.0%, for the fiscal year ended September 30, 2012 compared to the comparable period last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $180 million for the fiscal year ended September 30, 2012, which represented gross profit of approximately 51% of the acquisition sales.

•	Impact of OEM retroactive contract pricing adjustments of approximately $13 million.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $7 million.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $85 million for the fiscal year ended September 30, 2012.

Selling and Administrative Expenses. Selling and administrative expenses increased by $68.0 million to $201.7 million, or 11.8% of sales, for the fiscal year ended September 30, 2012 from $133.7 million, or 11.1% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2012 and 2011 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2012	September 30, 2011	Change	% Change
Selling and administrative expenses—excluding costs below	$183.6	$119.7	$63.9	53.4%
% of total sales	10.7%	9.9%
Stock compensation expense	18.8	10.7	8.1	75.7%
% of total sales	1.1%	0.9%
Acquisition earn-out adjustments	(5.0)	(3.0)	(2.0)	66.7%
% of total sales	(0.3)%	(0.2)%
Other acquisition accounting adjustments	(2.8)	—	(2.8)	—
% of total sales	(0.2)%	0.0%
Acquisition related expenses	7.1	6.3	0.8	12.7%
% of total sales	0.5%	0.5%

Total selling and administrative expenses	$201.7	$133.7	$68.0	50.9%

% of total sales	11.8%	11.1%

The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2012 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $56 million, which was approximately 16% of the acquisition sales. The increase in stock compensation expense is primarily due to an increased level of employees that participate in the Company’s stock compensation plans as a result of acquisitions and also due to higher grant date fair values for our stock options.

Amortization of Intangibles. Amortization of intangibles increased to $44.2 million for the fiscal year ended September 30, 2012 from $40.3 million for the comparable period last year. The net increase of $3.9 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

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

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense increased $26.6 million, or 14.4%, to $211.9 million for the fiscal year ended September 30, 2012 from $185.3 for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $3.44 billion for the fiscal year ended September 30, 2012 and approximately $2.90 billion for the fiscal year ended September 30, 2011 slightly offset by a decrease in the weighted average interest rate during the fiscal year ended September 30, 2012 of 6.2% compared to the weighted average interest rate during the comparable prior period of 6.4%. The increase in borrowings was due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010 and the additional term loan facility under the Amendment to our New Senior Secured Credit Facility related to the AmSafe acquisition which occurred in February 2012.

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 33.4% for the fiscal year ended September 30, 2012 compared to 33.6% for the fiscal year ended September 30, 2011. The decrease in the effective tax rate was primarily due to non-recurring adjustments in estimated deferred state obligations and the settlement of an IRS audit for the September 30, 2009 and 2010 year ends offset by the additional tax gain from the sale of the AmSafe distribution business.

Income from Continuing Operations. Income from continuing operations increased by $172.8 million, or 113.5%, to $325.0 million for the fiscal year ended September 30, 2012 from $152.2 million for the comparable period last year. Income from continuing operations increased due to the factors described above.

Income from Discontinued Operations. Income from discontinued operations includes results of operations through the dates of sale of the fastener business and AQS and the after-tax net gain on sales of $19.9 million for the fiscal year ended September 30, 2011.

Net Income. Net income increased $152.9 million, or 88.8%, to $325.0 million for the fiscal year ended September 30, 2012 compared to net income of $172.1 million for the fiscal year ended September 30, 2011, primarily as a result of the factors referred to above.

Earnings per Share. The basic and diluted earnings per share were $5.97 for the fiscal year ended September 30, 2012 and $3.17 per share for the fiscal year ended September 30, 2011. Net income for the fiscal year ended September 30, 2012 of $325.0 million was decreased by an allocation of dividends to participating securities of $3.3 million resulting in net income available to common shareholders of $321.7 million. The fiscal year ended September 30, 2011 comprises basic and diluted earnings per share from continuing operations of $2.80 and basic and diluted earnings per share from discontinued operations of $0.37. Net income for the fiscal year ended September 30, 2011 of $172.1 million was decreased by an allocation of dividends to participating securities of $2.8 million resulting in net income available to shareholders of $169.3 million. The increase in earnings per share from continuing operations of $2.80 per share to $5.97 per share is due to the increase in income from continuing operations of $172.8 million, which is a result of the factors referred to above.

Fiscal year ended September 30, 2011 compared with fiscal year ended September 30, 2010

Net Sales. Net organic and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2011 and 2010 were as follows (amounts in millions):

	Fiscal Years Ended			% Change Total Sales
	September 30, 2011	September 30, 2010	Change
Organic sales	$929.8	$827.7	$102.1	12.3%
Acquisition sales	276.2	—	276.2	33.4%

	$1,206.0	$827.7	$378.3	45.7%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above resulted from the acquisitions of Dukes Aerospace and Semco Instruments in fiscal 2010 and McKechnie Aerospace, Talley Actuation and Schneller in fiscal 2011.

The organic sales growth was primarily due to an increase of $22.2 million, or a 12.0% increase in commercial OEM sales, an increase of $73.7 million, or a 22.1% increase in commercial aftermarket sales resulting from improving market demand for commercial aftermarket products. Defense sales increased by $1.6 million for the fiscal year ended September 30, 2011 compared to the fiscal year ended September 30, 2010.

Cost of Sales and Gross Profit. Cost of sales increased by $190.2 million, or 53.7%, to $544.8 million for the fiscal year ended September 30, 2011 compared to $354.6 million for the fiscal year ended September 30, 2010.

Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2011 and 2010 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2011	September 30, 2010	Change	% Change
Cost of sales—excluding acquisition-related costs below	$518.4	$345.6	$172.8	50.0%
% of total sales	43.0%	41.7%
Inventory purchase accounting adjustments	18.1	4.8	13.3	277.1%
% of total sales	1.5%	0.6%
Acquisition integration costs	8.3	4.2	4.1	97.6%
% of total sales	0.7%	0.5%

Total cost of sales	$544.8	$354.6	$190.2	53.7%

% of total sales	45.2%	42.8%

Gross profit	$661.2	$473.1	$188.1	39.8%

Gross profit percentage	54.8%	57.2%

The increase in the dollar amount of cost of sales during the fiscal year ended September 30, 2011 was primarily due to increased volume associated with organic sales growth and the sales from acquisitions and higher acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales decreased by 2.4 percentage points to 54.8% for the fiscal year ended September 30, 2011 from 57.2% for the fiscal year ended September 30, 2010. The dollar amount of gross profit increased by $188.1 million, or 39.8%, for the fiscal year ended September 30, 2011 compared to the comparable period last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $135 million for the fiscal year ended September 30, 2011, which represented gross profit of approximately 49% of the acquisition sales.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), favorable aftermarket versus OEM product mix and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $70 million for the fiscal year ended September 30, 2011.

•

The gross profit increase described above was partially offset by the impact of higher inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $17 million.

Selling and Administrative Expenses. Selling and administrative expenses increased by $38.8 million to $133.7 million, or 11.1% of sales, for the fiscal year ended September 30, 2011 from $94.9 million, or 11.5% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2011 and 2010 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2011	September 30, 2010	Change	% Change
Selling and administrative expenses—excluding costs below	$119.7	$86.5	$33.2	38.4%
% of total sales	9.9%	10.5%
Stock compensation expense	10.7	5.7	5.0	87.7%
% of total sales	0.9%	0.7%
Acquisition earn-out adjustment	(3.0)	—	(3.0)	—
% of total sales	-0.2%	0.0%
Acquisition related expenses	6.3	2.7	3.6	133.3%
% of total sales	0.5%	0.3%

Total selling and administrative expenses	$133.7	$94.9	$38.8	40.9%

% of total sales	11.1%	11.5%

The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2011 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $28 million, which was approximately 10% of the acquisition sales. The increase in stock compensation expense is primarily due to an increased level of employees that participate in the Company’s stock compensation plans as a result of acquisitions and also due to higher grant date fair values for our stock options.

Amortization of Intangibles. Amortization of intangibles increased to $40.3 million for the fiscal year ended September 30, 2011 from $15.1 million for the comparable period last year. The net increase of $25.2 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

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

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense increased $73.0 million, or 65.1%, to $185.3 million for the fiscal year ended September 30, 2011 from $112.2 for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $2.90 billion for the fiscal year ended September 30, 2011 and approximately $1.78 billion for the fiscal year ended September 30, 2010. The weighted average interest rate during the fiscal year ended September 30, 2011 was approximately 6.4%. The increase in borrowings was due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010.

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 33.6% for the fiscal year ended September 30, 2011 compared to 34.8% for the fiscal year ended September 30, 2010. The decrease in the effective tax rate for the fiscal year ended September 30, 2011 was primarily due to non-recurring adjustments in estimated deferred state obligations and an increase in research and development tax credits.

Income from Continuing Operations. Income from continuing operations decreased by $11.2 million, or 6.9%, to $152.2 million for the fiscal year ended September 30, 2011 from $163.4 million for the comparable period last year. Income from continuing operations decreased due to the factors described above.

Income from Discontinued Operations. Income from discontinued operations includes results of operations through the dates of sale of the fastener business and AQS and the after-tax net gain on sales of $19.9 million for the fiscal year ended September 30, 2011.

Net Income. Net income increased $8.7 million, or 5.3%, to $172.1 million for the fiscal year ended September 30, 2011 compared to net income of $163.4 million for the fiscal year ended September 30, 2010, primarily as a result of the factors referred to above.

Earnings per Share. The basic and diluted earnings per share were $3.17 for the fiscal year ended September 30, 2011 and $2.52 per share for the fiscal year ended September 30, 2010. The fiscal year ended September 30, 2011comprises basic and diluted earnings per share from continuing operations of $2.80 and basic and diluted earnings per share from discontinued operations of $0.37. Net income for the fiscal year ended September 30, 2011 of $172.1 million was decreased by an allocation of dividends to participating securities of $2.8 million resulting in net income available to shareholders of $169.3 million. Net income for the fiscal year ended September 30, 2010 of $163.4 million was decreased by an allocation of dividends to participating securities of $30.3 million resulting in net income available to common shareholders of $133.1 million. The increase in earnings per share from continuing operations of $2.52 per share to $2.80 per share is due to the increase in net income available to shareholders of $36.2 million, which is a result of the factors referred to above.

Backlog

As of September 30, 2012, the Company estimated its sales order backlog at $833 million compared to an estimated sales order backlog of $737 million as of September 30, 2011. The increase in backlog is primarily due to the acquisitions of Aero-Instruments, Harco and AmSafe discussed above, totaling approximately $62 million and an increase in orders across existing OEM product lines and to a lesser extent the aftermarket. The majority of the purchase orders outstanding as of September 30, 2012 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2012 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture a significant portion of our products in the United States, we manufacture some products in Belgium, China, Malaysia, Mexico, Sri Lanka and the United Kingdom. We sell our products in the United States as well as in foreign countries. Although the majority of sales of our products are made to customers including distributors located in the United States, our products are ultimately sold to and used by customers, including airlines and other end users of aircraft, throughout the world. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.

Our direct sales to foreign customers were approximately $508.8 million, $305.5 million, and $170.6 million for fiscal years 2012, 2011 and 2010, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2012, 2011 and 2010 were not significant.

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

We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 6.5. Our debt leverage ratio for the fiscal year ended September 30, 2012 was approximately 4.5.

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

The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2013. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to the Company under the senior secured credit facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

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

Operating Activities. The Company generated $413.9 million of cash from operating activities during fiscal 2012 compared to $260.4 million during fiscal 2011. The net increase of $153.5 million was due primarily to an increase in income from operations partially offset by higher interest payments due the Company’s current debt structure and higher income tax payments.

The Company generated $260.4 million of cash from operating activities during fiscal 2011 compared to $197.3 million during fiscal 2010. The net increase of $63.1 million was due primarily due to an increase in income from operations offset by higher interest payments and associated resfinancing costs in connection with the Company’s debt refinancing transactions during fiscal 2011.

Investing Activities. Cash used in investing activities was $876.3 million during fiscal 2012 consisting primarily of the acquisition of AmSafe, Harco and Aero-Instruments for a total of $868.7 million and capital expenditures of $25.2 million offset by the cash proceeds on the sale of the distribution business of $17.7 million.

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

Financing Activities. Cash provided by financing activities during fiscal 2012 was $527.2 million, which comprised $484.3 million of additional net proceeds from the Amendment under our New Senior Secured Credit Facility and $66.3 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $19.3 million repayment on our New Senior Secured Credit Facility, $3.3 million of dividend equivalent payments and $0.8 million of treasury stock purchased.

Cash provided by financing activities during fiscal 2011 was $1,278.5 million, which comprised $1,260.3 million of net proceeds from the refinancing of our entire debt structure and $32.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $11.6 million repayment on our New Senior Secured Credit Facility and $2.8 million of dividends and dividend equivalent payments.

Net cash provided by financing activities during fiscal 2010 was $23.2 million, which comprised $404.2 million of net proceeds from the issuance of the 7¾% Senior Subordinated Notes in October 2009 and $23.8 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $404.9 million of dividends and dividend equivalent payments.

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

On February 15, 2012 TransDigm also entered into an Incremental Revolving Credit Assumption Agreement (the “Assumption Agreement”) to the Existing Senior Secured Credit Facility, as amended. The Assumption Agreement provides for additional revolving commitments to TransDigm in an aggregate principal amount of $65 million, which results in a total revolving credit amount of $310 million. No borrowings, other than the issuance of certain letters of credit discussed below, were outstanding under the Existing Senior Secured Credit Facility as of September 30, 2012.

Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015. At September 30, 2012, the Company had $7.1 million letters of credit outstanding and $302.9 of borrowings available under the Existing Senior Secured Credit Facility.

Under the New Senior Secured Credit Facility, the term loans mature in February 2017. The term loans under the New Senior Secured Credit Facility require quarterly principal payments totaling $5.1 million.

On October 9, 2012, the Company amended the secured credit facility to provide for an additional term loan facility in the aggregate principal amount of $150 million. The additional term loan facility was fully drawn on October 15, 2012.

The interest rates per annum applicable to the term loans under the New Senior Secured Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The applicable interest rate on the term loan at September 30, 2012 was 4.0%.

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

The credit facilities contain certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm, incur or suffer to exist liens securing indebtedness, consolidate, merge or transfer all or substantially all of their assets, and engage in transactions with affiliates. At September 30, 2012, TransDigm was in compliance with all of the covenants contained in the credit facilities.

The term loan under the New Senior Secured Credit Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as therein defined), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ending September 30, 2012, subject to certain exceptions. At September 30, 2012, TransDigm was not required to make a prepayment based upon the Excess Cash Flow provision. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness, to the extent not reinvested.

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

In October 2012, the Company also issued $550 million in aggregate principal amount of its 5 1/2% Senior Subordinated Notes due 2020 at an issue price of 100% of the principal amount.

Certain Restrictive Covenants in Our Debt Documents

The credit facilities and the Indentures contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the credit facilities or the Indentures. If any such default occurs, the lenders under the credit facilities and the holders of the 2018 Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the credit facilities, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 2018 Notes.

Stock Repurchase Program

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. For the year ended September 30, 2012, the Company repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million at a weighted-average price per share of $74.87 per share. The program replaces the repurchase program announced on October 23, 2008, under which the Company previously repurchased 494,100 shares of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85.

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2012 (in millions):

	2013	2014	2015	2016	2017	2018 and thereafter	Total
New Senior Secured Credit Facility(1)	$20.5	$20.5	$20.5	$20.5	$1,937.1	$—	$2,019.1
7 3/4% Senior Subordinated Notes due 2018	—	—	—	—	—	1,600.0	1,600.0
Scheduled Interest Payments(2)	207.6	207.8	205.9	202.0	153.0	139.5	1,115.8
Operating Leases	7.7	7.4	5.7	5.1	3.7	20.4	50.0
Purchase Obligations	28.1	1.4	0.9	0.7	0.7	0.7	32.5

Total Contractual Cash Obligations	$263.9	$237.1	$233.0	$228.3	$2,094.5	$1,760.6	$4,817.4

(1)	The new senior secured credit facility will mature in February 2017 and requires quarterly principal payments totaling $5.1 million.
(2)	Assumes that the variable interest rate on our borrowings under our new senior secured credit facility remains constant at 4.0%. In addition, interest payments include the impact of the 5.17% interest rate fixed through our forward-starting swap agreements from December 31, 2012 through June 30, 2015 on an aggregate notional amount of $353 million.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $25.2 million, $18.0 million, and $12.9 million during fiscal 2012, 2011, and fiscal 2010, respectively. The Company expects its capital expenditures in fiscal 2013 to be between $35 million and $40 million and such expenditures are projected to increase moderately thereafter.

New Accounting Standards

New Accounting Standards Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance included in Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company is currently evaluating which method it will utilize to present items of net income and other comprehensive income. This presentation guidance is effective for the Company on October 1, 2012.

In September 2011, the FASB issued authoritative accounting guidance included in ASC Topic 350, “Intangibles—Goodwill and Other”. This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for the Company for its annual goodwill impairment testing for the year ending September 30, 2013. The Company does not expect this guidance to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2012, the FASB issued authoritative guidance included in ASC Topic 350, “Intangibles—Goodwill and Other.” This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350, “Intangibles—Goodwill and Other”. This guidance is effective for the Company for its annual impairment testing for the year ending September 30, 2013. The Company does not expect this guidance to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

Additional Disclosure Required by Indentures

Separate financial statements of TransDigm Inc. are not presented since TD Group has no operations or significant assets separate from its investment in TransDigm Inc. and since the 7 3/4% Senior Subordinated Notes and the 5 1/2% Senior Subordinated Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. TransDigm Inc.’s immaterial wholly owned foreign subsidiaries are not obligated to guarantee the 7 3/4% Senior Subordinated Notes and the 5 1/2% Senior Subordinated Notes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2012, we had borrowings under our New Senior Secured Credit Facility of $2.02 billion that were subject to interest rate risk. Borrowings under our New Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our New Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our New Senior Secured Credit Facility by approximately $20.2 million based on the amount of outstanding borrowings at September 30, 2012. The weighted average interest rate on the $2.02 billion of borrowings under our New Senior Secured Credit Facility on September 30, 2012 was 4.0%.

At September 30, 2012, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the new senior secured credit facility to a fixed rate of 5.17% through June 30, 2015.

The fair value of the $2.02 billion aggregate principal amount of borrowings under our New Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $2.04 billion at September 30, 2012 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.60 billion aggregate principal amount of our 7 3/4% senior subordinated notes due 2018 is exposed to the market risk of interest rate changes. The estimated fair value of such notes approximated $1.70 billion at September 30, 2012 based upon quoted market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-40 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

On February 15, 2012, we completed our acquisition of AmSafe. AmSafe’s results of operations are included in our consolidated financial statements from the date of acquisition. As permitted by the Securities and Exchange Commission, we have elected to exclude AmSafe from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012. Total assets and net sales of AmSafe represent 14% and 10%, respectively, of our total assets and net sales as reported in our consolidated financial statements for fiscal 2012.

The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of internal control over financial reporting of the Company as of September 30, 2012. This report is included herein.

Changes in Internal Control Over Financial Reporting

On February 15, 2012, we acquired AmSafe. AmSafe operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate AmSafe’s processes into our own systems and control environment. We currently expect to complete the incorporation of AmSafe’s operations into our systems and control environment in the first quarter of fiscal 2013. There were no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during fiscal 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TranDigm Group Incorporated

We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TransDigm Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded AmSafe, which was acquired during the year ended September 30, 2012. AmSafe represented approximately 10% of net sales for the year ended September 30, 2012 and 14% of total assets at September 30, 2012. Our audit of internal control over financial reporting of TransDigm Group Incorporated also did not include an evaluation of the internal control over financial reporting of AmSafe.

In our opinion, TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012 of TransDigm Group Incorporated and our report dated November 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 16, 2012

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

Directors and Executive Officers

Information regarding TD Group’s directors is set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	60	Chief Executive Officer and Chairman of the Board of Directors
Robert S. Henderson	55	Executive Vice President
Bernt G. Iversen II	55	Executive Vice President—Mergers and Acquisitions
Raymond F. Laubenthal	51	President and Chief Operating Officer
John Leary	65	Executive Vice President
Peter Palmer	48	Executive Vice President
Gregory Rufus	56	Executive Vice President, Chief Financial Officer and Secretary
James Skulina	53	Executive Vice President

Mr. Howley was named Chairman of the Board of Directors of TD Group in July 2003. He has served as Chief Executive Officer of TD Group since December 2005 and of TransDigm Inc. since December 2001. Mr. Howley was President of TD Group from July 2003 until December 2005. Mr. Howley served as Chief Operating Officer of TransDigm Inc. from December 1998 through December 2001 and served as President of TransDigm Inc. from December 1998 through September 2005. Mr. Howley was a director of Polypore International Inc., a NYSE-listed manufacturer of polymer-based membranes used in separation and filtration processes through October 2012. Mr. Howley was a director of Satair A/S, a Danish public company that is an aerospace distributor, including a distributor of the Company’s products through October 2011.

Mr. Henderson was appointed Executive Vice President of TD Group in December 2005 and Executive Vice President of TransDigm Inc. in October 2005. He was President of the AdelWiggins Group, an operating division of TransDigm Inc., from August 1999 to April 2008.

Mr. Iversen was appointed Executive Vice President—Mergers & Acquisitions and Business Development of TD Group and TransDigm Inc. in May 2012. Prior to that he served as Executive Vice President of TD Group and TransDigm Inc. since December 6, 2010. Prior to that, he was President of Champion Aerospace LLC, a wholly-owned subsidiary of TransDigm Inc., from June 2006.

Mr. Laubenthal was appointed President and Chief Operating Officer of TD Group in December 2005, President and Chief Operating Officer of TransDigm Inc. in October 2005 and was President of AeroControlex Group, then operated as a division of TransDigm Inc., from November 1998 through September 2005.

Mr. Leary was appointed Executive Vice President of TD Group and TransDigm Inc. in May 2012. Prior to that he served as President of Hartwell Corporation, a wholly-owned subsidiary of TransDigm Inc., from October 2011 to May 2012, and as President of Adams Rite Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc., from June 1999 to September 2011.

Mr. Palmer was appointed Executive Vice President in February 2012. Prior to that, Mr. Palmer served as President of AdelWiggins Group, a division of TransDigm Inc., from April 2010 to February 2012, and as President of CEF Industries, LLC, a wholly-owned subsidiary of TransDigm Inc., from June 2008 to March 2010.

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

Mr. Skulina was appointed Executive Vice President in January 2012. Prior to that, Mr. Skulina served as President of the Aero Fluid Products division of AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc., from September 2009 to December 2012, and as Controller of TransDigm Inc., from August 2007 to August 2009.

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

(a) Documents Filed with Report

(a) (1) Financial Statements

a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.1	Stock Purchase Agreement dated September 25, 2010 among McKechnie Holdings LLC, TransDigm Inc. and TransDigm Group Incorporated	Incorporated by reference to Form 8-K filed September 28, 2010 (File No. 001-32833)

2.2	Agreement and Plan of Merger by and among AmSafe Global Holdings, Inc., AGH Acquisition Inc., TransDigm Inc. and TransDigm Group Incorporated dated January 20, 2012.	Incorporated by reference to Form 8-K filed January 23, 2012 (File No. 001-32833)

3.1	Amended and Restated Certificate of Incorporation, filed March 14, 2006, of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to Form S-1 filed March 13, 2006 (File No. 333-130483)

3.2	Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to Form S-1 filed June 8, 2011 (File No. 333-174781)

3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.6	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.7	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.8	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.9	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

3.10	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.11	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.12	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.13	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.14	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.15	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.16	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.17	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.18	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.19	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.20	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)

3.21	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.22	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.23	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.24	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.25	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.26	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.27	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.28	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.29	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.30	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.31	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.32	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.33	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as Avtech Tyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

3.34	Articles of Amendment of Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Filed herewith

3.35	Bylaws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.36	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.37	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.38	Certificate of Incorporation, filed May 17, 2006, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.39	Certificate of Amendment of Certificate of Incorporation, filed January 19, 2007, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.40	Bylaws of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.41	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.42	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.43	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.44	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.45	Articles of Incorporation, filed February 6, 2006 of Bruce Industries, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.46	Bylaws of Bruce Industries, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.47	Certificate of Formation, filed September 30, 2010, of CEF Industries, LLC	Incorporated by reference to Form 10-K filed November 15, 2010 (File No. 001-32833)

3.48	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to Form 10-K filed November 15, 2010 (File No. 001-32833)

3.49	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace Inc.	Incorporated by reference to Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.50	Bylaws of Acme Aerospace Inc.	Incorporated by reference to Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.51	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to Form 8-K filed December 3, 2009 (File No. 001-32833)

3.52	Bylaws of Dukes Aerospace, Inc.	Incorporated by reference to Form 8-K filed December 3, 2009 (File No. 001-32833)

3.53	Certificate of Incorporation of Semco Instruments, Inc.	Incorporated by reference to Form 8-K filed September 7, 2010 (File No. 001-32833)

3.54	Certificate of Amendment to Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Filed herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.55	Amended and Restated Bylaws of Semco Instruments, Inc.	Incorporated by reference to Form 8-K filed September 7, 2010 (File No. 001-32833)

3.56	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.57	Bylaws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.58	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.59	Bylaws of McKechnie Aerospace DE, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.60	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.61	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.62	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.63	Certificate of Incorporation, filed December 11, 1998, of McKechnie US Holdings Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.64	Certificate of Amendment, filed May 11, 2007, to the Certificate of Incorporation of McKechnie Investments, Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.65	Amended and Restated Bylaws of McKechnie Aerospace Investments, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.66	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.67	Second Amended and Restated Limited Liability Agreement of Western Sky Industries, LLC	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.68	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.69	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.70	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.71	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.72	Bylaws of Hartwell Corporation	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.73	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.74	Bylaws of Texas Rotronics, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.75	Amended and Restated Certificate of Incorporation, filed October 4, 2011, of Harco Laboratories, Incorporated	Incorporated by reference to Form 10-Q filed February 8, 2012

3.76	Amended and Restated By-Laws of Harco Laboratories, Incorporated	Incorporated by reference to Form 10-Q filed February 8, 2012

3.77	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to Form 10-Q filed February 8, 2012

3.78	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to Form 10-Q filed February 8, 2012

3.79	Limited Liability Company Certificate of Formation, filed May 30, 2007	Incorporated by reference to Form 10-Q filed February 8, 2012

3.80	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller Holdings LLC	Incorporated by reference to Form 10-Q filed February 8, 2012

3.81	Articles of Incorporation, filed December 22, 2004, of Schneller International Sales Corp.	Incorporated by reference to Form 10-Q filed February 8, 2012

3.82	Code of Regulations of Schneller International Sales Corp.	Incorporated by reference to Form 10-Q filed February 8, 2012

3.83	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.84	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.85	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.86	Amended and Restated Certificate of Incorporation, filed January 20, 2012, of AmSafe Industries, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.87	Second Amended and Restated By-Laws of AmSafe Industries, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.88	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.89	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.90	Certificate of Incorporation, filed September 10, 2007, of AP Global Acquisition Corp.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.91	Amended and Restated By-Laws of AP Global Acquisition Corp.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.92	Certificate of Incorporation, filed September 10, 2007, of AP Global Holdings, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.93	Amended and Restated By-Laws of AP Global Holdings, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.94	Amended and Restated Certificate of Incorporation, filed July 23, 2001, of Londavia Inc. (now known as AmSafe Bridport, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.95	Certificate of Amendment of Certificate of Incorporation, filed February 12, 2007, of AmSafe Bridport, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.96	By-Laws of Londavia Inc. (now known as AmSafe Bridport, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.97	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as AmSafe Commercial Products, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.98	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.99	By Laws of Am-Safe Commercial Products, Inc. (now known as AmSafe Commercial Products, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.100	Certificate of Incorporation, filed September 2, 2008, of AmSafe—C Safe, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.101	By-Laws of AmSafe—C Safe, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.102	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.103	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.104	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.105	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.106	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.107	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.108	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.109	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.110	Articles of Organization of Aerospace Ventures, LLC (now known as Aero-Instruments Co., LLC) filed July 12, 2001	Filed herewith

3.111	Certificate of Amendment to Articles of Organization of Aerospace Ventures, LLC (now known as Aero-Instruments Co., LLC) dated August 9, 2001	Filed herewith

3.112	Second Amended and Restated Operating Agreement of Aero-Instruments Co., LLC	Filed herewith

4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to Form S-1 filed March 13, 2006 (File No. 333-130483)

4.2	Indenture, dated as of December 14, 2010, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee incorporated by reference to Form 8-K filed September 23, 2011	Incorporated by reference to Form 8-K filed December 15, 2010 (File No. 001-32833)

4.3	First Supplemental Indenture, dated as of September 22, 2011, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Form 8-K filed September 23, 2011 (File No. 001-32833)

4.4	Second Supplemental Indenture, dated as of December 9, 2011, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Form 8-K filed December 12, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.5	Third Supplemental Indenture, dated as of February 15, 2012, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Form 8-K filed February 21, 2012 (File No. 001-32833)

4.6	Fourth Supplemental Indenture, dated as of September 14, 2012, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Form 8-K filed September 17, 2012 (File No. 001-32833)

4.7	Indenture, dated as of October 15, 2012, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5 1/2% Senior Subordinated Notes due 2020.	Incorporated by reference to Form 8-K filed October 15, 2012

4.8	Form 7 3/4% Senior Subordinated Notes due 2018	Incorporated by reference to Form 10-K filed November 18, 2011 (File No. 001-32833)

4.9	Form of 5 1/2% Senior Subordinated Notes due 2020.	Included in Exhibit 4.7

4.10	Form of Notation of Guarantee of 7 3/4% Senior Subordinated Notes due 2018	Incorporated by reference to Form 10-K filed November 18, 2011 (File No. 001-32833)

4.11	Form of Notation of Guarantee of 5 1/2% Senior Subordinated Notes due 2020	Included in Exhibit 4.7

4.12	Registration Rights Agreement, dated as of October 15, 2012, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and UBS Securities LLC and Credit Suisse Securities (USA) LLC as representatives for the initial purchasers listed therein.	Incorporated by reference to Form 8-K filed October 15, 2012 (File No. 001-32833)

10.1	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.2	Amendment to Second Amended and Restated Employment Agreement dated October 24, 2012, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to Form 8-K filed October 25, 2012 (File No. 001-32833)

10.3	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Raymond Laubenthal*	Incorporated by reference to Form 8’K filed February 25, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.4	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Gregory Rufus*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.5	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.6	First Amendment to Employment Agreement, dated April 20, 2012, between Robert Henderson and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed April 24, 2012 (File No. 001-32833)

10.7	Employment Agreement, Dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.8	First Amendment to Employment Agreement, dated April 20, 2012, between Bernt Iversen and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed April 24, 2012 (File No. 001-32833)

10.9	Employment Agreement, dated April 20, 2012, between James Skulina and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed April 24, 2012 (File No. 001-32833)

10.10	Employment Agreement, dated April 20, 2012, between Peter Palmer and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed April 24, 2012 (File No. 001-32833)

10.11	Form of Amendment to Employment Agreement between each of Raymond Laubenthal, Gregory Rufus, Robert Henderson, Bernt Iverson, Peter Palmer and James Skulina, and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed October 25, 2012 (File No. 001-32833)

10.12	Employment Agreement, dated July 30, 2012, between John Leary and TransDigm Group Incorporated	Incorporated by reference to Form 8-K filed July 31, 2012 (File No. 001-32833)

10.13	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.14	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

10.15	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to Form 10-Q filed August 7, 2008 (File No. 001-32833)

10.16	Amendment No. 3 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to Form 8-K filed April 28, 2009 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.17	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the time vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO)*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.18	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the performance vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO)*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.19	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the time vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)*	Incorporated by reference to Form 10-K filed November 28, 2006 (File No. 001-32833)

10.20	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the performance vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)*	Incorporated by reference to Form 10-K filed November 28, 2006 (File No. 001-32833)

10.21	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to Form S-1 filed March 13, 2006 (File No. 333-130483)

10.22	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.23	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to Schedule 14A filed June 6, 2008 (File No. 001-32833)

10.24	Form of Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Form 8-K filed November 21, 2008 (File No. 333-130483)

10.25	Form of Amendment to Stock Option Agreement made in January 2011 to options under 2008 stock incentive program	Incorporated by reference to Form 8-K filed January 18, 2011 (File No. 001-32833)

10.26	Form of Option Agreement under 2008 stock incentive program, incorporating amendments made in January 2011 (in the form of options granted in fiscal 2011)*	Incorporate by reference to Form 10-Q filed February 28, 2011 (File No. 001-32833)

10.27	Text of Option Amendments made in February 2011 (to options under 2003 Stock Option Plan and under 2008 stock incentive program)*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.28	Form of Option Agreement under 2008 stock incentive program (in the form of options granted in fiscal 2011 for extension options)*	Incorporated by reference to Form 8-K filed March 7, 2011 (File No. 001-32833)

10.29	Text of Option Amendments made in April 2011 (to options under 2008 stock incentive program for optionees who received extension options)*	Incorporated by reference to Form 8-K filed May 3, 2011 (File No. 001-82833)

10.30	Form of Option Agreement under the 2008 stock incentive program (in the form of options granted in fiscal 2012)*	Incorporated by reference to Form 10-Q filed February 8, 2012

10.31	Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to Form 8-K filed October 6, 2009 (File No. 001-32833)

10.32	Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to Form 8-K filed October 6, 2009 (File No. 001-32833)

10.33	Amended and Restated TransDigm Inc. Executive Retirement Savings Plan*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.34	Credit Agreement, dated as of December 6, 2010, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, UBS Securities LLC, Morgan Stanley Senior Funding, Inc. and Barclays Capital, as joint bookrunners, UBS Securities LLC, as syndication agent, and Mizuho Corporate Bank, Ltd. And PNC Capital Markets, LLC as co-documentation agents	Incorporated by reference to Form 8-K filed December 9, 2010 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.35	Amendment No. 1, dated as of March 25, 2011, to Credit Agreement dated as of December 6, 2010, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, UBS Securities LLC, Morgan Stanley Senior Funding, Inc. and Barclays Capital, as joint bookrunners, UBS Securities LLC, as syndication agent, and Mizuho Corporate Bank, Ltd. And PNC Capital market LLC, as co-documentation agents	Incorporated by reference to Form 8-K filed March 28, 2011 (File No. 001-32833)

10.36	Incremental Revolving Credit Assumption Agreement, dated as of February 15, 2012, relating to the Credit Agreement, dated as of December 6 , 2010 (as amended by Amendment No. 1 dated as of March 25, 2011), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent.	Incorporated by reference to Form 8-K filed February 21, 2012 (File No. 001-32833)

10.37	Amendment No. 2, dated as of October 9, 2012, relating to the Credit Agreement, dated as of December 6, 2010 (as amended by Amendment No. 1, dated as of March 25, 2011), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent.	Incorporated by reference to Form 8-K filed October 15, 2012 (File No. 001-32833)

10.38	Joinder Agreement dated as of December 6, 2010, among McKechnie Aerospace Holdings, Inc., McKechnie Aerospace DE, Inc., McKechnie Aerospace US LLC, McKechnie Aerospace Investments, Inc., Valley-Todeco, Inc., Hartwell Corporation, Western Sky Industries, LLC, Texas Rotronics, Inc. and Credit Suisse AG, as agent	Incorporated by reference to Form 8-K filed December 9, 2010 (File No. 001-32833)

10.39	Form of Joinder Agreement, dated as of September 22, 2011, between Schneller Holdings LLC, Schneller LLC, Schneller International Sales Corp. and Credit Suisse, as agent	Incorporated by reference to Form 10-K filed November 18, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.40	Joinder Agreement, dated as of December 9, 2011, between Harco Laboratories, Incorporated and Credit Suisse AG, as agent, to the Credit Agreement, dated as of December 6, 2010, as amended.	Incorporated by reference to Form 8-K filed December 12, 2011 (File No. 001-32833)

10.41	Joinder Agreement, dated as of February 15, 2012, among AmSafe Global Holdings, Inc, AP Global Holdings, Inc., AP Global Acquisition Corp., AmSafe Industries, Inc., Bridport Holdings, Inc., AmSafe, Inc., AmSafe Aviation, Inc., AmSafe Bridport, Inc., AmSafe Commercial Products, Inc., Bridport-Air Carrier, Inc., Bridport Erie Aviation, Inc., AmSafe—C Safe, Inc. and Credit Suisse AG, as agent, to the Credit Agreement, dated as of December 6, 2010, as amended.	Incorporated by reference to Form 8-K filed February 21, 2012 (File No. 001-32833)

10.42	Joinder Agreement, dated as of September 14, 2012, between Aero-Instruments Co., LLC and Credit Suisse AG, as agent, to the Credit Agreement, dated as of December 6, 2010, as amended.	Incorporated by reference to Form 8-K filed September 17, 2012 (File No. 001-32833)

10.43	Credit Agreement, dated as of February 14, 2011, amount TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, and Credit Suisse Securities (USA) LLC, as sole lead arrange and sole bookrunner	Incorporated by reference to Form 8-K filed February 15, 2011 (File No. 001-32833)

10.44	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of February 15, 2012, relating to Credit Agreement, dated as of February 14, 2011, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, UBS Securities LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and UBS Securities LLC, as syndication agent.	Incorporated by reference to Form 8-K filed February 21, 2012(File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.45	Amendment No. 2 and Incremental Term Loan Assumption Agreement, dated as of October 9, 2012, relating to Credit Agreement, dated as of February 14, 2011 (as amended by Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of February 15, 2012), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, UBS Securities LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and UBS Securities LLC, as syndication agent.	Incorporated by reference to Form 8-K filed October 15, 2012 (File No. 001-32833

10.46	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to Form 8-K filed February 15, 2011 (File No. 001-32833)

10.47	Form of Joinder Agreement, dated as of September 22, 2011, between Schneller Holdings LLC, Schneller LLC, Schneller International Sales Corp. and Credit Suisse, as agent	Incorporated by reference to Form 10-K filed November 18, 2011 (File No. 001-32833)

10.48	Joinder Agreement, dated as of December 9, 2011, between Harco Laboratories, Incorporated and Credit Suisse AG, as agent, to the Credit Agreement, dated as of February 14, 2011	Incorporated by reference to Form 8-K filed December 12, 2011 (File No. 001-32833)

10.49	Joinder Agreement, dated as of February 15, 2012, among AmSafe Global Holdings, Inc, AP Global Holdings, Inc., AP Global Acquisition Corp., AmSafe Industries, Inc., Bridport Holdings, Inc., AmSafe, Inc., AmSafe Aviation, Inc., AmSafe Bridport, Inc., AmSafe Commercial Products, Inc., Bridport-Air Carrier, Inc., Bridport Erie Aviation, Inc., AmSafe—C Safe, Inc. and Credit Suisse AG, as agent, to the Credit Agreement, dated as of February 14, 2011, as amended.	Incorporated by reference to Form 8-K filed February 21, 2012 (File No. 001-32833)

10.50	Joinder Agreement, dated as of September 14, 2012, between Aero-Instruments Co., LLC and Credit Suisse AG, as agent, to the Credit Agreement, dated as of February 14, 2011, as amended.	Incorporated by reference to Form 8-K filed September 17, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.51	Supplement No. 1 dated as of September 22, 2011, to the Guarantee and Collateral Agreement, as amended and restated as of February 14, 2011, among Schneller Holdings LLC, Schneller LLC, Schneller International Sales Corp., and Credit Suisse AG, as agent	Incorporated by reference to Form 8-K filed March 28, 2011 (File No. 001-32833)

10.52	Supplement No. 2. dated as of December 9, 2011, between Harco Laboratories, Incorporated and Credit Suisse AG, as agent	Incorporated by reference to Form 8-K filed December 9, 2011 (File No. 001-32833)

10.53	Supplement No. 3. dated as of February 15, 2012, among AmSafe Global Holdings, Inc, AP Global Holdings, Inc., AP Global Acquisition Corp., AmSafe Industries, Inc., Bridport Holdings, Inc., AmSafe, Inc., AmSafe Aviation, Inc., AmSafe Bridport, Inc., AmSafe Commercial Products, Inc., Bridport-Air Carrier, Inc., Bridport Erie Aviation, Inc., AmSafe—C Safe, Inc. and Credit Suisse AG, as agent.	Incorporated by reference to Form 8-K filed February 21, 2012 (File No. 001-32833)

10.54	Supplement No. 4. dated as of September 14, 2012, between Aero-Instruments Co., LLC and Credit Suisse AG, as agent.	Incorporated by reference to Form 8-K filed February 21, 2012 (File No. 001-32833)

10.55	Commitment Letter dated January 20, 2012 among Credit Suisse Securities (USA) LLC, Credit Suisse AG, UBS Securities LLC, UBS Loan Finance LLC and TransDigm Group Incorporated.	Incorporated by reference to 10-Q filed May 9, 2012 (File No. 001-32833)

10.56	Stock Purchase Agreement, dated January 28, 2011, among TransDigm Inc., McKechnie Aerospace (Europe) Ltd., McKechnie Aerospace Investments, Inc., and Alcoa Global Fasteners, Inc.	Incorporated by reference to Form 8-K filed February 1, 2011 (File No. 001-32833)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of TransDigm Group Incorporated	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Financial Statements and Notes to Consolidated Financial Statements formatted in XBRL.	Filed herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2012.

TRANSDIGM GROUP INCORPORATED

By:	/s/ Gregory Rufus
Name:	Gregory Rufus
Title:	Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 16, 2012

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 16, 2012

/s/ William Dries William Dries	Director	November 16, 2012

/s/ Mervin Dunn Mervin Dunn	Director	November 16, 2012

/s/ Michael Graff Michael Graff	Director	November 16, 2012

/s/ Sean P. Hennessy Sean P. Hennessy	Director	November 16, 2012

/s/ Douglas Peacock Douglas Peacock	Director	November 16, 2012

/s/ Robert J. Small Robert J. Small	Director	November 16, 2012

/s/ John Staer John Staer	Director	November 16, 2012

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED SEPTEMBER 30, 2012

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated at September, 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 16, 2012

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND 2011

(Amounts in thousands, except share amounts)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$440,524	$376,183
Trade accounts receivable—Net	235,783	189,293
Inventories—Net	320,503	265,317
Deferred income taxes	29,134	30,844
Prepaid expenses and other	24,587	8,655

Total current assets	1,050,531	870,292
PROPERTY, PLANT AND EQUIPMENT—Net	172,737	150,800
GOODWILL	3,035,502	2,595,747
TRADEMARKS AND TRADE NAMES	467,614	344,942
OTHER INTANGIBLE ASSETS—Net	655,996	483,424
DEBT ISSUE COSTS—Net	62,190	59,007
OTHER	15,047	9,424

TOTAL ASSETS	$5,459,617	$4,513,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$20,500	$15,500
Accounts payable	74,178	62,110
Accrued liabilities	139,237	129,249

Total current liabilities	233,915	206,859
LONG-TERM DEBT	3,598,625	3,122,875
DEFERRED INCOME TAXES	356,896	310,451
OTHER NON-CURRENT LIABILITIES	51,347	62,502

Total liabilities	4,240,783	3,702,687

STOCKHOLDERS’ EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 52,157,225 and 50,829,276 at September 30, 2012 and 2011, respectively	521	508
Additional paid-in capital	553,223	464,700
Retained earnings	689,229	364,260
Accumulated other comprehensive loss	(8,051)	(3,277)
Treasury stock, at cost; 505,400 shares at September 30, 2012 and 494,100 shares at September 30, 2011	(16,088)	(15,242)

Total stockholders’ equity	1,218,834	810,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,459,617	$4,513,636

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2012	2011	2010
NET SALES	$1,700,208	$1,206,021	$827,654
COST OF SALES	754,491	544,836	354,588

GROSS PROFIT	945,717	661,185	473,066
SELLING AND ADMINISTRATIVE EXPENSES	201,709	133,711	94,918
AMORTIZATION OF INTANGIBLE ASSETS	44,233	40,339	15,079

INCOME FROM OPERATIONS	699,775	487,135	363,069
INTEREST EXPENSE—Net	211,906	185,256	112,234
REFINANCING COSTS	—	72,454	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	487,869	229,425	250,835
INCOME TAX PROVISION	162,900	77,200	87,390

INCOME FROM CONTINUING OPERATIONS	324,969	152,225	163,445
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	19,909	—

NET INCOME	$324,969	$172,134	$163,445

NET INCOME APPLICABLE TO COMMON STOCK	$321,670	$169,323	$133,132

Net earnings per share—see Note 5:
Net earnings per share from continuing operations—basic and diluted	$5.97	$2.80	$2.52
Net earnings per share from discontinued operations—basic and diluted	—	0.37	—

Net earnings per share	$5.97	$3.17	$2.52

Cash dividends paid per common share	$—	$—	$7.65
Weighted-average shares outstanding:
Basic and diluted	53,882	53,333	52,923

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total
	Number of Shares	Common Stock				Number of Shares	Value
BALANCE—October 1, 2009	49,448,028	$494	$388,772	$450,647	$(5,509)	(494,100)	$(15,242)	$819,162
Dividends paid	—	—	—	(404,868)	—	—	—	(404,868)
Unvested dividend equivalent payments	—	—	—	(17,098)	—	—	—	(17,098)
Compensation expense recognized for employee stock options	—	—	6,693	—	—	—	—	6,693
Excess tax benefits related to share-based payment arrangements	—	—	17,459	—	—	—	—	17,459
Exercise of employee stock options	477,776	5	6,356	—	—	—	—	6,361
Restricted stock compensation	—	—	11	—	—	—	—	11
Common stock issued	2,437	—	105	—	—	—	—	105
Comprehensive income (loss):
Net income	—	—	—	163,445	—	—	—	163,445
Interest rate swap, net of tax	—	—	—	—	2,467	—	—	2,467
Other comprehensive loss	—	—	—	—	(758)	—	—	(758)

Comprehensive income								165,154

BALANCE—September 30, 2010	49,928,241	499	419,396	192,126	(3,800)	(494,100)	(15,242)	592,979
Compensation expense recognized for employee stock options	—	—	12,568	—	—	—	—	12,568
Excess tax benefits related to share-based payment arrangements	—	—	23,411	—	—	—	—	23,411
Exercise of employee stock options	899,395	9	9,199	—	—	—	—	9,208
Restricted stock compensation	—	—	6	—	—	—	—	6
Common stock issued	1,640	—	120	—	—	—	—	120
Comprehensive income (loss):
Net income	—	—	—	172,134	—	—	—	172,134
Interest rate swaps, net of tax	—	—	—	—	(1,077)	—	—	(1,077)
Foreign currency translation adjustments	—	—	—	—	1,498	—	—	1,498
Other comprehensive income	—	—	—	—	102	—	—	102

Comprehensive income								172,657

BALANCE—September 30, 2011	50,829,276	508	464,700	364,260	(3,277)	(494,100)	(15,242)	810,949
Compensation expense recognized for employee stock options	—	—	22,151	—	—	—	—	22,151
Excess tax benefits related to share-based payment arrangements	—	—	50,555	—	—	—	—	50,555
Exercise of employee stock options	1,327,029	13	15,697	—	—	—	—	15,710
Treasury stock purchased	—	—	—	—	—	(11,300)	(846)	(846)
Common stock issued	920	—	120	—	—	—	—	120
Comprehensive income (loss):
Net income	—	—	—	324,969	—	—	—	324,969
Interest rate swaps, net of tax	—	—	—	—	(2,635)	—	—	(2,635)
Foreign currency translation adjustments	—	—	—	—	(1,315)	—	—	(1,315)
Other comprehensive loss	—	—	—	—	(824)	—	—	(824)

Comprehensive income								320,195

BALANCE—September 30, 2012	52,157,225	$521	$553,223	$689,229	$(8,051)	(505,400)	$(16,088)	$1,218,834

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Years Ended September 30,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$324,969	$172,134	$163,445
Net income from discontinued operations	—	(19,909)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,692	20,092	15,086
Amortization of intangible assets	44,535	40,368	15,079
Amortization of debt issue costs	12,544	9,842	7,578
Refinancing costs	—	72,454	—
Non-cash equity compensation	22,151	12,574	6,704
Excess tax benefits related to share-based payment arrangements	(50,555)	(23,411)	(17,459)
Deferred income taxes	24,800	8,888	1,900
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(1,957)	(14,993)	(17,721)
Inventories	(416)	(9,661)	2,893
Income taxes receivable/payable	34,097	(22,259)	13,094
Other assets	(10,564)	(2,692)	513
Accounts payable	(3,620)	4,484	4,933
Accrued and other liabilities	(5,791)	12,475	1,259

Net cash provided by operating activities	413,885	260,386	197,304

INVESTING ACTIVITIES:
Capital expenditures	(25,246)	(18,026)	(12,887)
Acquisition of businesses, net of cash acquired	(868,696)	(1,650,363)	(166,557)
Cash proceeds from sales of discontinued operations	—	271,361	—
Cash proceeds from sale of business	17,650	—	—
Cash proceeds from sale of real estate	—	—	2,885

Net cash used in investing activities	(876,292)	(1,397,028)	(176,559)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	50,555	23,411	17,459
Proceeds from exercise of stock options	15,710	9,208	6,361
Dividends paid	(3,299)	(2,811)	(404,868)
Treasury stock purchased	(846)	—	—
Proceeds from new senior secured credit facility—net	484,316	1,500,048	—
Repayment on new senior secured credit facility	(19,250)	(11,625)	—
Proceeds from senior subordinated notes due 2018—net	—	1,582,184	—
Proceeds from senior subordinated notes due 2014—net	—	—	404,248
Repurchase of senior subordinated notes due 2014	—	(1,041,894)	—
Repayment of existing senior secured credit facility	—	(780,000)	—

Net cash provided by financing activities	527,186	1,278,521	23,200

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(438)	192	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	64,341	142,071	43,945

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	376,183	234,112	190,167

CASH AND CASH EQUIVALENTS, END OF PERIOD	$440,524	$376,183	$234,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$197,787	$155,849	$97,713

Cash paid during the period for income taxes	$103,938	$88,367	$72,498

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

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

Reclassifications—Certain reclassifications of prior year amounts have been made to the Consolidated Statement of Cash Flows to conform to current year classification to reflect the effect of exchange rate changes on cash and cash equivalents relating to our foreign operations.

2.	ACQUISITIONS

Aero-Instruments Co., LLC—On September 17, 2012, TransDigm Inc. acquired all of the outstanding equity interests in Aero-Instruments Co., LLC (“Aero-Instruments”), for approximately $34.7 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Aero-Instruments designs and manufactures highly engineered air data sensors including pitot probes, pitot-static probes, static pressure ports, angle of attack, temperature sensors and flight test equipment for use primarily in the business jet and helicopter markets. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $15 million of goodwill recognized for the acquisition will be deductible for tax purposes.

AmSafe Global Holdings, Inc.—On February 15, 2012, TransDigm Inc. acquired all of the outstanding stock of AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The distribution business acquired as part of AmSafe was sold on August 16, 2012 for approximately $17.7 million in cash, subject to adjustments based on the level of working capital as of the closing date of the sale.

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

Assets acquired:
Current assets, excluding cash acquired	$127,600
Property, plant and equipment	20,794
Intangible assets	270,500
Goodwill	403,025
Other	4,239

Total assets acquired	$826,158

Liabilities assumed:
Current liabilities	$24,152
Deferred income taxes—long term	49,343
Other noncurrent liabilities	2,932

Total liabilities assumed	$76,427

Net assets acquired	$749,731

The Company expects that of the $403 million of goodwill recognized for the acquisition approximately $77 million will be deductible for tax purposes.

Harco Laboratories, Incorporated—On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $83.3 million in cash, which includes a purchase price adjustment of $0.4 million paid in the second quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $56 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

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

Assets acquired:
Current assets, excluding cash acquired	$109,289
Property, plant and equipment	48,901
Intangible assets	433,000
Goodwill	864,934

Total assets acquired	$1,456,124

Liabilities assumed:
Current liabilities	$40,004
Deferred income taxes—long term	118,591
Other noncurrent liabilities	31,837

Total liabilities assumed	$190,432

Net assets acquired	$1,265,692

The Company expects that the approximately $865 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The results of operations of McKechnie Aerospace are included in the Company’s consolidated financial statements from the date of the transaction. The Company recorded net sales of $212.2 million from the date of acquisition through September 30, 2011. It is impracticable to determine a meaningful measure of the earnings of the acquired business from the date of acquisition through September 30, 2011 because certain McKechnie Aerospace plant facilities have been integrated into other TransDigm operations. Had the McKechnie acquisition and related financing transactions occurred at the beginning of the fiscal year ended September 30, 2010, unaudited pro forma consolidated results for the year ended September 30, 2011 would have been as follows (in thousands, except per share data):

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

Dukes Aerospace—On December 2, 2009, Dukes Aerospace, Inc., a newly formed, wholly owned subsidiary of TransDigm Inc., acquired substantially all of the aerospace related assets and certain liabilities from Dukes, Inc. and GST Industries, Inc. (collectively “Dukes Aerospace”) for approximately $95.5 million in cash, which includes a purchase price adjustment of $0.2 million received in the third quarter of fiscal 2011. In addition, the agreement provides for potential earn-out payments up to a total of $60 million over four years based on the achievement of certain growth targets. The initial purchase price allocation included a fair value liability of $8.0 million recorded for the potential earn-out payments. During the third quarter of fiscal 2011, the Company reversed $3.0 million of the earn-out liability based on lower growth projections relative to the required growth targets for the last three years of the four-year earn-out arrangement. During the fourth quarter of fiscal 2012, the Company reversed the remaining $5.0 million of the earn-out liability based on the lower growth projections relative to the required growth targets. The reversal of earn-out liability is included in selling and administrative expenses in the consolidated statements of income for the fiscal year ended September 30, 2011. The Dukes Aerospace business supplies proprietary, highly engineered components primarily to the business jet, regional jet, and military aerospace markets, along with commercial and military helicopter markets. The products are comprised primarily of highly engineered valves and certain pumps, solenoids and related components. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $64 million of goodwill recognized for the acquisition will be deductible for tax purposes.

The Company accounted for the acquisitions of Aero-Instruments, AmSafe, Harco, McKechnie Aerospace, Schneller, Talley Actuation, Semco Instruments and Dukes Aerospace, (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Aero-Instruments, AmSafe and Harco, therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions of Aero-Instruments, AmSafe, Harco, Schneller, Talley Actuation, Semco Instruments and Dukes Aerospace had they occurred at the beginning of the applicable fiscal year ended September 30, 2012 or 2011, are not significant and, accordingly, are not provided.

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

Shipping and Handling Costs—Shipping and handling costs are included in cost of sales in the Consolidated Statements of Income.

Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the years ended September 30, 2012, 2011 and 2010 was approximately $27.9 million, $19.3 million, and $13.9 million, respectively.

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

Inventories—Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries, Inc. which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 6% of the inventory was valued under the LIFO method at September 30, 2012. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.

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

Intangible Assets—Intangible assets consist of identifiable intangibles acquired or recognized in accounting for the acquisitions (trademarks, trade names, technology, order backlog and a license agreement) and goodwill. Goodwill and intangible assets that have indefinite useful lives (trademarks and trade names) are subject to annual impairment testing. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. The Company performs an annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below current value.

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

Comprehensive Income (Loss)—The term “comprehensive income (loss)” represents the change in stockholders’ equity from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s accumulated other comprehensive income or loss, consisting principally of fair value adjustments to its interest rate swap agreements (net of tax), cumulative foreign currency translation adjustments and pension liability adjustments (net of tax), is reported separately in the accompanying consolidated statements of changes in stockholders’ equity. See Note 20 to the Consolidated Financial Statements.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance included in Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.” This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company is currently evaluating which method it will utilize to present items of net income and other comprehensive income. This presentation guidance is effective for the Company on October 1, 2012.

In September 2011, the FASB issued authoritative accounting guidance included in ASC Topic 350, “Intangibles—Goodwill and Other”. This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for the Company for its annual goodwill impairment testing for the year ending September 30, 2013. The Company does not expect this guidance to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2012, the FASB issued authoritative guidance included in ASC Topic 350, “Intangibles—Goodwill and Other.” This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350, “Intangibles—Goodwill and Other”. This guidance is effective for the Company for its annual impairment testing for the year ending September 30, 2013. The Company does not expect this guidance to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2012	2011	2010
			`
Numerator for earnings per share:
Net income from continuing operations	$324,969	$152,225	$163,445
Less dividends paid on participating securities	(3,299)	(2,811)	(30,313)

	321,670	149,414	133,132
Net income from discontinued operations	—	19,909	—

Net income applicable to common stock—basic and diluted	$321,670	$169,323	$133,132

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	50,996	49,888	49,171
Vested options deemed participating securities	2,886	3,445	3,752

Total shares for basic and diluted earnings per share	53,882	53,333	52,923

Net earnings per share from continuing operations—basic and diluted	$5.97	$2.80	$2.52
Net earnings per share from discontinued operations—basic and diluted	—	0.37	—

Net earnings per share	$5.97	$3.17	$2.52

6.	SALES AND TRADE ACCOUNTS RECEIVABLE

Sales—The Company’s sales and receivables are concentrated in the aerospace industry. TransDigm’s customers include: distributors of aerospace components; commercial airlines, large commercial transport and regional and business aircraft OEMs; various armed forces of the United States and friendly foreign governments; defense OEMs; system suppliers; and various other industrial customers.

One customer accounted for approximately 13%, 14% and 14% of the Company’s net sales for the years ended September 30, 2012, 2011 and 2010, respectively. Export sales to customers, primarily in Western Europe, Canada and Asia, were $508.8 million during fiscal 2012, $305.5 million during fiscal 2011 and $170.6 million during fiscal 2010.

Information concerning the Company’s net sales by its major product offerings is as follows for the periods indicated below (in thousands):

	Years Ended September 30,
	2012	2011	2010
Ignition systems, engine sensors, harnesses and related components	$199,972	$153,919	$111,834
Engineered latching and locking devices	196,064	150,111	33,746
Mechanical/electro-mechanical actuators and controls	176,448	168,530	124,574
Rods and locking devices	129,221	99,556	31,438
Specialized valves	118,368	102,664	95,946
AC/DC electric motors and generators	101,173	84,213	57,410
Engineered decorative laminates	97,906	7,253	—
Specialized pumps	87,062	72,116	66,893
Safety restraints	77,145	—	—
Engineered connectors	75,360	57,803	43,945
Power conditioning devices	67,187	58,683	57,917
Power, lighting and control	65,329	55,327	44,849
NiCad batteries/chargers	57,907	57,757	45,583
Audio systems	46,259	44,614	36,870
Lavatory hardware	46,190	38,280	27,753
Other	158,617	55,195	48,896

Total	$1,700,208	$1,206,021	$827,654

Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2012	2011
Trade accounts receivable—gross	$240,743	$192,166
Allowance for uncollectible accounts	(4,960)	(2,873)

Trade accounts receivable—net	$235,783	$189,293

At September 30, 2012, approximately 9% of the Company’s trade accounts receivable was due from one customer. In addition, approximately 35% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

7.	INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2012	2011
Raw materials and purchased component parts	$203,809	$160,402
Work-in-progress	102,645	85,612
Finished Goods	48,395	43,192

Total	354,849	289,206
Reserves for excess and obsolete inventory and LIFO	(34,346)	(23,889)

Inventories—net	$320,503	$265,317

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2012	2011
Land and improvements	$39,685	$40,912
Buildings and improvements	78,631	58,692
Machinery, equipment and other	167,435	137,124
Construction in progress	10,171	8,250

Total	295,922	244,978
Accumulated depreciation	(123,185)	(94,178)

Property, plant and equipment—net	$172,737	$150,800

9.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following at September 30 (in thousands):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$723,231	$105,995	$617,236	$546,726	$75,426	$471,300
Order backlog	5,910	3,965	1,945	24,799	17,895	6,904
Other	43,343	6,528	36,815	10,973	5,753	5,220

Total	$772,484	$116,488	$655,996	$582,498	$99,074	$483,424

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense:

Years ended September 30,
2012	$44,535
2011	40,368
2010	15,079

Estimated Amortization Expense:

Years ending September 30,
2013	$38,099
2014	36,156
2015	36,156
2016	36,156
2017	36,156

Intangible assets acquired during the year ended September 30, 2012 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$473,895
Trademarks and trade names	121,510

	595,405

Intangible assets subject to amortization:
Technology	175,750	20 years
Order backlog	5,910	1 year
Other	4,800	15 years

	186,460	19.3 years

Total	$781,865

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2011 and 2012 were as follows (in thousands):

Balance at September 30, 2010	$1,571,664
Goodwill acquired during the year (Note 2)	1,129,145
Divestitures (Note 21)	(103,880)
Other	(1,182)

Balance at September 30, 2011	2,595,747
Goodwill acquired during the year (Note 2)	473,895
Purchase price allocation adjustments	(26,109)
Other	(8,031)

Balance at September 30, 2012	$3,035,502

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30 (in thousands):

	2012	2011
Compensation and related benefits	$39,446	$24,824
Interest	39,003	37,065
Interest rate swap agreements	9,800	—
Product warranties	8,604	8,722
Income taxes payable	—	8,937
Other	42,384	49,701

Total	$139,237	$129,249

11.	DEBT

The Company’s long-term debt consists of the following at September 30 (in thousands):

	2012	2011
Term loans	$2,019,125	$1,538,375
Senior Subordinated Notes due 2018	1,600,000	1,600,000

	3,619,125	3,138,375
Less current portion	20,500	15,500

Long-term debt	$3,598,625	$3,122,875

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

At September 30, 2012, the Company had $7.1 million letters of credit outstanding and $302.9 million of borrowings available under the Existing Senior Secured Credit Facility, as amended. Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015.

Under the New Senior Secured Credit Facility, the term loan matures in February 2017. The term loans under the New Senior Secured Credit Facility require quarterly principal payments totaling $5.1 million.

The interest rates per annum applicable to the term loans under the New Senior Secured Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by

TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 1%. At September 30, 2012, the applicable interest rate on the term loans was 4.0%.

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

The credit facilities contain certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm, incur or suffer to exist liens securing indebtedness, consolidate, merge or transfer all or substantially all of their assets, and engage in transactions with affiliates. At September 30, 2012, TransDigm was in compliance with all of the covenants contained in the credit facilities.

The term loan under the New Senior Secured Credit Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as therein defined), commencing 90 days after the end of each fiscal year, that began with the fiscal year ended September 30, 2012, subject to certain exceptions. At September 30, 2012, TransDigm was not required to make a prepayment based upon the Excess Cash Flow provision. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness, to the extent not reinvested.

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

At September 30, 2012, future maturities of long-term debt are as follows (in thousands):

Years ended September 30,
2013	$20,500
2014	20,500
2015	20,500
2016	20,500
2017	1,937,125
Thereafter	1,600,000

$3,619,125

Special Cash Dividend Payment—In October 2009, TransDigm made a special cash dividend to its stockholders of $7.65 per share and cash dividend equivalents payments (“Dividend Equivalent Payments”) to holders of options to purchase its common stock from the net proceeds of the $425 million Senior Subordinated Notes due 2014 issued in October 2009. After the payment of debt issue fees and expenses, the net proceeds amounted to approximately $404.5 million. The special cash dividend and Dividend Equivalent Payments of $404.9 million were paid in the first quarter of fiscal 2010, Dividend Equivalent Payments of $2.8 million were paid in the first quarter of fiscal 2011 and $3.3 million were paid in the first quarter of fiscal 2012. The $425 million of 2014 Notes were included in the tender offer made in conjunction with the 2018 Notes issuance.

12.	RETIREMENT PLANS

Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2012, 2011 and 2010 was approximately $4.9 million, $3.5 million and $2.6 million, respectively.

Defined Benefit Pension Plans—The Company has four non-contributory defined benefit pension plans. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans.

The Company has three qualified, non-contributory defined benefit pension plans, which together cover certain union employees. One plan covers certain employees of a business acquired during the year ended September 30, 2012. The plans provide benefits of stated amounts for each year of service. The plan assets as of September 30, 2012 and 2011 were approximately $60.1 million and $6.7 million, respectively. The Company’s accumulated benefit obligation for these defined benefit pension plans at September 30, 2012 and 2011 was

$62.9 million and $9.7 million, respectively. The total liability recognized at September 30, 2012 and 2011 was $4.7 million and $3.0 million, respectively. The net periodic pension cost recognized in the Consolidated Statements of Income for the years ended September 30, 2012, 2011, and 2010 was $0.6 million, $0.4 million, and $0.3 million, respectively.

The Company has a non-qualified, non-contributory defined benefit pension plan, which covers certain retired employees of a business acquired during the year ended September 30, 2011. The plan is unfunded and provides defined benefits based on the final average salary of the employees as defined in the plan. The projected benefit obligation for this defined benefit pension plan and the total liability recognized in the Consolidated Balance Sheet at September 30, 2012 and 2011 was approximately $9.5 million and $8.8 million, respectively. The net periodic pension cost recognized in the Consolidated Statements of Income relating to this plan was $0.4 million for the year ended September 30, 2012 and less than $0.1 million for the year ended September 30, 2011.

13.	INCOME TAXES

The Company’s income tax provision on income from continuing operations consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2012	2011	2010
Current
Federal	$122,884	$50,105	$78,591
State	12,855	7,109	6,899
Foreign	2,361	1,310	—

	138,100	58,524	85,490

Deferred	24,800	18,676	1,900

	$162,900	$77,200	$87,390

The differences between the income tax provision on income from continuing operations at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2012	2011	2010
Tax at statutory rate of 35%	$170,754	$80,299	$87,792
State and local income taxes, net of federal benefit	5,221	3,576	4,298
Domestic manufacturing deduction	(9,126)	(2,772)	(3,981)
Research and development credits	(288)	(2,303)	(300)
Other—net	(3,661)	(1,600)	(419)

Income tax provision	$162,900	$77,200	$87,390

The components of the deferred taxes consist of the following at September 30 (in thousands):

	2012	2011
Deferred tax assets:
Employee benefits, compensation and other accrued obligations	$31,711	$16,059
Net operating losses	14,637	16,500
Inventory	12,330	10,715
Tax credits	9,347	—
Environmental	6,975	7,412
Interest rate swaps	3,652	2,087
Product warranties	3,560	3,534
Other accrued liabilities	—	4,692

Total	82,212	60,999
Less: Valuation allowance	(16,150)	(15,874)

Total deferred tax assets	66,062	45,125

Deferred tax liabilities:
Intangible assets	361,226	302,273
Property, plant and equipment	23,119	22,459
Unremitted foreign earnings	3,714	—
Other	5,765	—

Total deferred tax liabilities	393,824	324,732

Total net deferred tax liabilities	$327,762	$279,607

At September 30, 2012, the Company had federal and United Kingdom net operating loss carryforwards of approximately $19.3 million and state net operating loss carryforwards that generate a tax benefit of approximately $13.3 million that expire in various years from 2013 to 2031. A valuation allowance has been established equal to the amount of the net operating losses that the Company believes will not be utilized. The Company had foreign tax credit carryforwards which generate a tax benefit of approximately $7.0 million that expire from 2018 to 2021. A valuation allowance has been established equal to the amount of the foreign tax credits that the Company believes will not be utilized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, China, France, Malaysia, Mexico, Singapore, Sri Lanka and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2011. AmSafe is subject to U.S. federal examinations for the 2008, 2009, 2010 and 2011 years. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and 2010.

The cumulative amount of the Company’s foreign undistributed net earnings for which no deferred taxes have been provided is approximately $6.9 million at September 30, 2012. The Company has no plans to repatriate such earnings in the foreseeable future. It is not practical to determine the deferred tax liability on these earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011
Balance at beginning of period	$7,568	$1,832
Additions based on tax positions related to the current year	1,008	129
Reductions for tax positions of prior years	(3,190)	(760)
Acquisitions	1,546	6,367

Balance at end of period	$6,932	$7,568

Unrecognized tax benefits at September 30, 2012 and 2011, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $6.3 million and $7.0 million, respectively. The Company classifies all income tax related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2012, 2011 and 2010. As of September 30, 2012 and 2011, the Company accrued $0.9 million and $1.2 million, respectively, for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2013.

14.	ENVIRONMENTAL LIABILITIES

Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Certain facilities and third-party sites utilized by subsidiaries of the Company have been identified as potentially responsible parties under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws.

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

The Company’s consolidated balance sheet includes the following for environmental remediation obligations at September 30 (in thousands):

	2012	2011
Accrued liabilities	$1,000	$1,000
Other non-current liabilities	18,092	18,888

Total	$19,092	$19,888

15.	CAPITAL STOCK

Capital Stock—Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock outstanding at September 30, 2012 and 2011 was 52,157,225 and 50,829,276, respectively. There were no shares of preferred stock outstanding at September 30, 2012 and 2011. The terms of the preferred stock have not been established.

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. For the year ended September 30, 2012, the Company repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million at a weighted-average price per share of $74.87 per share. The program replaces the repurchase program announced on October 23, 2008, under which the Company previously repurchased 494,100 share of its common stock at a gross cost of approximately $15.2 million at a weighted-average price per share of $30.85.

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

The following table shows the expense recognized by the Company for stock-based compensation (in thousands):

	Fiscal Years Ended September 30,
	2012	2011	2010
Stock option compensation expense:
Performance vested stock options	$22,151	$12,568	$6,693
Restricted stock award amortization	—	6	11

	$22,151	$12,574	$6,704

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2012, 2011 and 2010 was $43.23, $33.51 and $18.83, respectively.

Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2012, there was approximately $15.6 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of three years.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2012	2011	2010
Risk-free interest rate	1.10% to 1.50%	1.67% to 2.53%	2.45% to 2.96%
Expected life of options	6 years	6 years	6 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	40%	40%	40%

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

The total fair value of options vested during fiscal years ended September 30, 2012, 2011, and 2010 was $11.4 million, $7.8 million and $4.6 million, respectively.

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

All outstanding options under the 2006 stock incentive plan will accelerate and become fully vested if the closing price of the Company’s common stock exceeds $160 per share for options granted prior to October 1, 2011 or $170 per share for options granted in fiscal 2012, in each case on any 60 trading days during any consecutive 12-month period.

During the fiscal year ended September 30, 2012, 920 shares of common stock were issued with a weighted-average grant date fair value of $125.48.

Performance Vested Stock Options—All of the options granted through September 30, 2012 under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2012:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	4,636,085	$47.80
Granted	711,725	107.21
Exercised	(166,505)	32.52
Forfeited	(455,110)	58.69

Outstanding at September 30, 2012	4,726,195	$56.24	7.4 years	$404,704,078

Expected to vest	1,728,021	$51.12	7.2 years	$156,811,187

Exercisable at September 30, 2012	1,732,475	$37.17	6.6 years	$181,390,133

At September 30, 2012, 3,142,616 remaining shares were available for award under TD Group’s 2006 stock incentive plan.

2003 Stock Option Plan

Certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. Upon the closing of the acquisition of the Company by Warburg Pincus in 2003, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holdings. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of common stock of TD Group (after giving effect to the 149.60 for 1.00 stock split effected on March 14, 2006). All rollover options granted were fully vested on the date of grant. In addition to shares of common stock reserved for issuance upon the exercise of rollover options, an aggregate of 5,469,301 shares of TD Group’s common stock were reserved for issuance upon the exercise of new management options. In general, approximately 20% of all new management options vested based on employment service or a change in control. These time vested options had a graded vesting schedule of up to four years. Approximately 80% of all new management options vested (i) based upon the satisfaction of specified performance criteria, which is annual and cumulative EBITDA As Defined targets through 2008, or (ii) upon the occurrence of a change in control if the Investor Group (defined as Warburg Pincus and the other initial investors in TD Group) received a minimum specified rate of return. Unless terminated earlier, the options expire ten years from the date of grant. All of the outstanding performance options were vested as of September 30, 2012.

TD Group has reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, 9,261,624 of which had been issued as of September 30, 2012.

Time Vested Stock Options—The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the fiscal year ended September 30, 2012:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	575,025	$10.33
Granted	—	—
Exercised	(237,550)	8.44
Forfeited	—	—

Outstanding at September 30, 2012	337,475	$11.66	1.8 years	$43,942,620

Exercisable at September 30, 2012	337,475	$11.66	1.8 years	$43,942,620

Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2012:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,521,185	$11.87
Granted	—	—
Exercised	(806,538)	9.49
Forfeited	—	—

Outstanding at September 30, 2012	714,647	$14.56	2.6 years	$90,981,710

Exercisable at September 30, 2012	714,647	$14.56	2.6 years	$90,981,710

Rollover Option Awards—The following table summarizes the activity, pricing and other information for the Company’s rollover option award activity during the fiscal year ended September 30, 2012:

	Number of Options	Weighted-Average Exercise Price Per Option
Outstanding at September 30, 2011	84,436	$3.47
Granted	—	—
Exercised	(84,436)	3.47
Forfeited	—	—

Outstanding at September 30, 2012	—	$—

Exercisable at Septmeber 30, 2012	—	$—

The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2012, 2011 and 2010 was $137.5 million, $63.0 million and $19.0 million, respectively.

Options Not Pursuant to a Shareholder Approved Plan

In addition to the stock options issued under the 2003 stock option plan and 2006 stock incentive plan, two members of the Company’s Board of Directors were also granted stock options of TD Group. Of the 134,040 options issued under these agreements, 16,096 remain outstanding with an exercise price of $6.68. All of such options were vested as of September 30, 2012.

Dividend Equivalent Plans

Pursuant to the Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan and the Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, all of the options granted under the 2003 stock option plan and the 2006 stock incentive plan are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company. Options granted outside the plans to directors are also entitled to comparable dividend equivalents. The Company declared a special dividend of $7.65 per share in October 2009. See Note 11. As a result, holders of outstanding vested options received dividend equivalents of approximately $36.4 million in the aggregate. In addition, to the extent unvested options outstanding on the dividend declaration date vest, such options will be entitled to receive a dividend equivalent payment in the amount of $7.65 per share at the time of vesting.

17.	LEASES

TransDigm leases certain manufacturing facilities, equipment and vehicles with rental payments required through January 2051. Rental expense during the years ended September 30, 2012, 2011 and 2010 was $7.9 million, $5.9 million and $4.2 million, respectively.

Future minimum rental commitments at September 30, 2012 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $7.7 million in fiscal 2013, $7.4 million in fiscal 2014, $5.7 million in fiscal 2015, $5.1 million in fiscal 2016, $3.7 million in fiscal 2017, and $20.4 million thereafter.

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

The following summarizes the carrying amounts and fair values of financial instruments as of September 30 (in thousands):

	Level	September 30, 2012		September 30, 2011
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$440,524	$440,524	$376,183	$376,183
Liabilities:
Interest rate swap agreements(1)	2	9,800	9,800	—	—
Interest rate swap agreements(2)	2	—	—	5,600	5,600
Long-term debt:
Term loans	2	2,019,125	2,037,000	1,538,375	1,496,000
7 3/4% Senior Subordinated Notes due 2018	1	1,600,000	1,696,000	1,600,000	1,616,000

(1)	Included in Accrued liabilities on the Consolidated Balance Sheet.
(2)	Included in Other non-current liabilities on the Consolidated Balance Sheet.

Interest rate swap agreements were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s New Senior Secured Credit Facility. The estimated fair values of the Company’s 7 3/4% senior subordinated notes due 2018 were based upon quoted market prices.

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

At September 30, 2012, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at September 30 (in thousands):

	2012	2011
Interest rate swap agreements, net of taxes of $3.7 million for 2012 and $2.1 million for 2011	$(6,135)	$(3,500)
Cumulative foreign currency translation adjustments	480	1,795
Pension liability adjustments, net of taxes of $1.8 million for 2012 and $1.0 million for 2011	(2,396)	(1,572)

Total	$(8,051)	$(3,277)

21.	DISCONTINUED OPERATIONS

On March 9, 2011, the Company completed the divestiture of its fastener business for approximately $239.6 million in cash. The Company recorded a gain on sale of the fastener business of approximately $23.6 million, net of tax of $56.5 million. This business, which was acquired as part of the McKechnie Aerospace acquisition, is made up of Valley-Todeco, Inc. and Linread Ltd. The business designs and manufactures fasteners, fastening systems and bearings for commercial, military and general aviation aircraft.

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

Fiscal Year Ended September 30, 2011
Net sales	$24,058

Loss from discontinued operations before income taxes	$(2,917)
Income tax benefit	794

Loss from discontinued operations	(2,123)
Net gain on sales of discontinued operations, net of tax	22,032

Income from discontinued operations	$19,909

22.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 31, 2011	Second Quarter Ended March 31, 2012	Third Quarter Ended June 30, 2012	Fourth Quarter Ended September 30, 2012
	(in thousands, except per share amounts)
Year Ended September 30, 2012
Net sales	$352,473	$423,469	$461,660	$462,606
Gross profit	199,555	236,040	253,302	256,820
Net income	65,105	81,552	90,446	87,866
Net earnings per share—basic and diluted	$1.15	$1.51	$1.68	$1.63

	First Quarter Ended January 1, 2011	Second Quarter Ended April 2, 2011	Third Quarter Ended July 2, 2011	Fourth Quarter Ended September 30, 2011
	(in thousands, except per share amounts)
Year Ended September 30, 2011:
Net sales	$233,552	$304,307	$325,209	$342,953
Gross profit	127,146	157,874	183,149	193,016
Net income (loss) from continuing operations	$(7,153)	$36,697	$58,368	$64,313
Net income (loss) from discontinued operations	(205)	19,120	(2,088)	3,082

Net income (loss)	$(7,358)	$55,817	$56,280	$67,395

Net earnings (loss) per share from continuing operations—basic and diluted	$(0.19)	$0.69	$1.10	$1.20
Net earnings (loss) per share from discontinued operations—basic and diluted	—	0.35	(0.04)	0.06

Net earnings (loss) per share—basic and diluted	$(0.19)	$1.04	$1.06	$1.26

23.	SUBSEQUENT EVENTS

Amendment No. 2 to Revolving Credit Facility—In accordance with the terms of the credit agreement dated December 6, 2010, as amended by the Amendment No.1, dated as of March 25, 2012, TransDigm Inc. entered into Amendment No. 2 to the Existing Senior Secured Credit Facility on October 9, 2012. Amendment No. 2 to the Existing Senior Secured Credit Facility provides for a modification to the restricted payment covenant to permit a special dividend in an amount not to exceed $850 million and a modification to the financial covenant ratios in its New Senior Secured Credit Facility.

Amendment No. 2 to Term Loan Credit Facility—In accordance with the terms of the credit agreement, dated as of February 14, 2011, as amended by Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of February 15, 2012, TransDigm Inc. entered into Amendment No. 2 and Incremental Term Loan Assumption Agreement to the New Senior Secured Credit Facility (the “Term Loan Credit Facility Amendment”) on October 9, 2012. The Term Loan Credit Facility Amendment provides for an additional term loan facility in the aggregate principal amount of $150 million. The additional term loan facility was fully drawn on October 15, 2012.

The terms and conditions that apply to the additional term loan facility are substantially the same as the terms and conditions that apply to the existing term loans under the New Senior Secured Credit Facility. In addition, the Term Loan Credit Facility Amendment provides for a modification to the incremental term loan facility by excluding the incremental term facility from the calculation of the availability thereunder and a modification to the restricted payment covenant to permit a special dividend in an amount not to exceed $850 million.

Issuance of Senior Subordinated Notes—On October 15, 2012 TransDigm issued $550 million in aggregate principal amount of its 5 1/2% Senior Subordinated Notes due 2020 (the “2020 Notes”) at an issue price of 100% of the principal amount. The 2020 Notes bear interest at the rate of 5 1/2% per annum, which accrues from October 15, 2012 and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. The 2020 Notes mature on October 15, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2020 notes.

The 2020 Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the 2020 Notes. The 2020 Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its wholly-owned domestic subsidiaries named in the indenture. The guarantees of the 2020 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2020 Notes. The 2020 Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.

Special Cash Dividend—On October 15, 2012 the Company’s board of directors authorized and declared a special cash dividend of $12.85 on each outstanding share of common stock and cash dividend equivalent payments under certain of its stock option plans. The special cash dividend amounting to approximately $663.5 million was paid in November 2012 and Dividend Equivalent Payments amounting to approximately $36.0 million will be paid prior to December 31, 2012.

Agreement to Acquire Goodrich Pump & Engine Control Systems—On October 25, 2012, the Company entered into a definitive agreement to acquire the assets of the Goodrich Pump & Engine Control Systems business (“GPECS”) for approximately $236 million in cash. The acquisition, which is subject to approval by the U.S. Department of Justice and the European Commission, is expected to close late in the current calendar year or early in 2013. GPECS manufactures proprietary, highly engineered aerospace fuel systems for the business jet, helicopter, military and commercial marketplace.

24.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% senior subordinated notes due 2018 (the “2018 Notes”) (see Note 11) are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of September 30, 2012 and September 30, 2011 and its statements of income and cash flows for the fiscal years ended September 30, 2012, 2011 and 2010 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries after December 14, 2010 and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,100	$406,891	$4,494	$9,039	$—	$440,524
Trade accounts receivable—Net	—	12,261	207,537	17,486	(1,501)	235,783
Inventories—Net	—	23,410	272,180	25,397	(484)	320,503
Deferred income taxes	—	29,134	—	—	—	29,134
Prepaid expenses and other	—	9,585	12,626	2,376	—	24,587

Total current assets	20,100	481,281	496,837	54,298	(1,985)	1,050,531
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	1,198,734	4,720,602	2,055,938	43,745	(8,019,019)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,685	144,177	12,875	—	172,737
GOODWILL	—	85,680	2,872,483	77,339	—	3,035,502
TRADEMARKS AND TRADE NAMES	—	19,377	416,490	31,747	—	467,614
OTHER INTANGIBLE ASSETS—Net	—	8,151	614,225	33,620	—	655,996
DEBT ISSUE COSTS—Net	—	62,190	—	—	—	62,190
OTHER	—	2,750	(27,249)	39,546	—	15,047

TOTAL ASSETS	$1,218,834	$5,395,716	$6,572,901	$293,170	$(8,021,004)	$5,459,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$20,500	$—	$—	$—	$20,500
Accounts payable	—	10,068	54,054	11,553	(1,497)	74,178
Accrued liabilities	—	68,808	64,250	6,179	—	139,237

Total current liabilities	—	99,376	118,304	17,732	(1,497)	233,915
LONG-TERM DEBT	—	3,598,625	—	—	—	3,598,625
DEFERRED INCOME TAXES	—	356,896	—	—	—	356,896
OTHER NON-CURRENT LIABILITIES	—	24,083	26,480	784	—	51,347

Total liabilities	—	4,078,980	144,784	18,516	(1,497)	4,240,783

STOCKHOLDERS’ EQUITY	1,218,834	1,316,736	6,428,117	274,654	(8,019,507)	1,218,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,218,834	$5,395,716	$6,572,901	$293,170	$(8,021,004)	$5,459,617

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,695	$360,074	$2,115	$8,299	$—	$376,183
Trade accounts receivable— Net	—	11,183	170,420	8,484	(794)	189,293
Inventories—Net	—	23,311	233,726	8,264	16	265,317
Deferred income taxes	—	23,248	7,596	—	—	30,844
Prepaid expenses and other	—	2,571	5,451	633	—	8,655

Total current assets	5,695	420,387	419,308	25,680	(778)	870,292
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	805,254	3,746,531	1,557,736	(8,494)	(6,101,027)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,903	129,566	5,331	—	150,800
GOODWILL	—	81,736	2,478,780	35,231	—	2,595,747
TRADEMARKS AND TRADE NAMES	—	19,376	313,280	12,286	—	344,942
OTHER INTANGIBLE ASSETS—Net	—	8,760	459,615	15,049	—	483,424
DEBT ISSUE COSTS—Net	—	59,007	—	—	—	59,007
OTHER	—	2,415	7,010	(1)	—	9,424

TOTAL ASSETS	$810,949	$4,354,115	$5,365,295	$85,082	$(6,101,805)	$4,513,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$15,500	$—	$—	$—	$15,500
Accounts payable	—	8,071	49,944	4,889	(794)	62,110
Accrued liabilities	—	58,086	68,333	2,830	—	129,249

Total current liabilities	—	81,657	118,277	7,719	(794)	206,859
LONG-TERM DEBT	—	3,122,875	—	—	—	3,122,875
DEFERRED INCOME TAXES	—	199,610	110,841	—	—	310,451
OTHER NON-CURRENT LIABILITIES	—	26,717	35,785	—	—	62,502

Total liabilities	—	3,430,859	264,903	7,719	(794)	3,702,687

STOCKHOLDERS’ EQUITY	810,949	923,256	5,100,392	77,363	(6,101,011)	810,949

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$810,949	$4,354,115	$5,365,295	$85,082	$(6,101,805)	$4,513,636

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2012

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$103,694	$1,508,067	$102,299	$(13,852)	$1,700,208
COST OF SALES	—	64,394	622,056	81,390	(13,349)	754,491

GROSS PROFIT	—	39,300	886,011	20,909	(503)	945,717
SELLING AND ADMINISTRATIVE EXPENSES	—	61,214	125,261	15,234	—	201,709
AMORTIZATION OF INTANGIBLE ASSETS	—	624	41,937	1,672	—	44,233

INCOME (LOSS) FROM OPERATIONS	—	(22,538)	718,813	4,003	(503)	699,775
INTEREST EXPENSE—Net	—	208,384	2,268	1,254	—	211,906
EQUITY IN INCOME OF SUBSIDIARIES	(324,969)	(465,683)	—	—	790,652	—

INCOME BEFORE INCOME TAXES	324,969	234,761	716,545	2,749	(791,155)	487,869
INCOME TAX PROVISION (BENEFIT)	—	(90,208)	251,514	1,594	—	162,900

NET INCOME	$324,969	$324,969	$465,031	$1,155	$(791,155)	$324,969

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2011

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$81,944	$1,097,662	$31,649	$(5,234)	$1,206,021
COST OF SALES	—	46,438	479,536	24,334	(5,472)	544,836

GROSS PROFIT	—	35,506	618,126	7,315	238	661,185
SELLING AND ADMINISTRATIVE EXPENSES	—	44,754	85,796	3,172	(11)	133,711
AMORTIZATION OF INTANGIBLE ASSETS	—	624	37,900	1,815	—	40,339

INCOME (LOSS) FROM OPERATIONS	—	(9,872)	494,430	2,328	249	487,135
INTEREST EXPENSE—Net	—	183,175	777	1,304	—	185,256
REFINANCING COSTS	—	72,454	—	—	—	72,454
EQUITY IN INCOME OF SUBSIDIARIES	(172,134)	(345,158)	—	—	517,292	—

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	172,134	79,657	493,653	1,024	(517,043)	229,425
INCOME TAX PROVISION (BENEFIT)	—	(92,477)	167,822	1,855	—	77,200

INCOME (LOSS) FROM CONTINUING OPERATIONS	172,134	172,134	325,831	(831)	(517,043)	152,225
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	4,883	15,026	—	19,909

NET INCOME	$172,134	$172,134	$330,714	$14,195	$(517,043)	$172,134

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2012

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(119,491)	$523,759	$9,466	$151	$413,885
INVESTING ACTIVITIES:
Capital expenditures	—	(1,865)	(22,259)	(1,122)	—	(25,246)
Acquisition of businesses, net of cash acquired	—	(868,696)	—	—	—	(868,696)
Cash proceeds from sale of business	—	17,650	—	—	—	17,650

Net cash used in investing activities	—	(852,911)	(22,259)	(1,122)	—	(876,292)

FINANCING ACTIVITIES:
Intercompany activities	(47,715)	554,153	(499,121)	(7,166)	(151)	—
Excess tax benefits related to share-based payment arrangements	50,555	—	—	—	—	50,555
Proceeds from exercise of stock options	15,710	—	—	—	—	15,710
Dividends paid	(3,299)	—	—	—	—	(3,299)
Treasury stock purchased	(846)	—	—	—	—	(846)
Proceeds from new senior secured credit facility—net	—	484,316	—	—	—	484,316
Repayment on new senior secured credit facility	—	(19,250)	—	—	—	(19,250)

Net cash provided by (used in) financing activities	14,405	1,019,219	(499,121)	(7,166)	(151)	527,186

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(438)	—	(438)

INCREASE IN CASH AND CASH EQUIVALENTS	14,405	46,817	2,379	740	—	64,341
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	360,074	2,115	8,299	—	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,100	$406,891	$4,494	$9,039	$—	$440,524

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2011

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(164,846)	$409,483	$14,102	$1,647	$260,386
INVESTING ACTIVITIES:
Capital expenditures	—	(2,639)	(15,140)	(247)	—	(18,026)
Acquisition of businesses, net of cash acquired	—	(1,650,363)	—	—	—	(1,650,363)
Cash proceeds from sales of discontinued operations	—	271,361	—	—	—	271,361

Net cash used in investing activities	—	(1,381,641)	(15,140)	(247)	—	(1,397,028)

FINANCING ACTIVITIES:
Intercompany activities	(28,997)	431,648	(395,256)	(5,748)	(1,647)	—
Excess tax benefits related to share-based payment arrangements	23,411	—	—	—	—	23,411
Proceeds from exercise of stock options	9,208	—	—	—	—	9,208
Dividends paid	(2,811)	—	—	—	—	(2,811)
Proceeds from new senior secured credit facility—net		1,500,048	—	—	—	1,500,048
Repayment on new senior secured credit facility		(11,625)	—	—	—	(11,625)
Proceeds from senior subordinated notes due 2018—net		1,582,184	—	—	—	1,582,184
Repurchase of senior subordinated notes due 2014—net		(1,041,894)	—	—	—	(1,041,894)
Repayment of existing senior secured credit facility		(780,000)	—	—	—	(780,000)

Net cash provided by (used in) financing activities	811	1,680,361	(395,256)	(5,748)	(1,647)	1,278,521

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	192	—	192

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	811	133,874	(913)	8,299	—	142,071
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,884	226,200	3,028	—	—	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,695	$360,074	$2,115	$8,299	$—	$376,183

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2010

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(53,873)	$251,175	$2	$197,304
INVESTING ACTIVITIES:
Capital expenditures	—	(1,875)	(11,012)	—	(12,887)
Acquisition of businesses, net of cash acquired	—	(166,557)	—	—	(166,557)
Cash proceeds from sale of real estate	—	—	2,885	—	2,885

Net cash used in investing activities	—	(168,432)	(8,127)	—	(176,559)

FINANCING ACTIVITIES:
Intercompany activities	370,544	(129,373)	(241,169)	(2)	—
Excess tax benefits related to share-based payment arrangements	17,459	—	—	—	17,459
Proceeds from exercise of stock options	6,361	—	—	—	6,361
Dividends paid	(404,868)	—	—	—	(404,868)
Proceeds from senior subordinated notes-net	—	404,248	—	—	404,248

Net cash provided by (used in) financing activities	(10,504)	274,875	(241,169)	(2)	23,200

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,504)	52,570	1,879	—	43,945
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,388	173,630	1,149	—	190,167

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,884	$226,200	$3,028	$—	$234,112

*****

TRANSDIGM GROUP INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010

(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions from Reserve(1)	Balance at End of Period
		Charged to Costs and Expenses	Acquisitions
Year Ended September 30, 2012
Allowance for doubtful accounts	$2,873	$1,555	$1,066	$(534)	$4,960
Reserve for excess and obsolete inventory	25,623	11,839	4,933	(6,314)	36,081
Year Ended September 30, 2011
Allowance for doubtful accounts	2,270	570	599	(566)	2,873
Reserve for excess and obsolete inventory	18,251	8,361	415	(1,404)	25,623
Year Ended September 30, 2010
Allowance for doubtful accounts	2,448	(156)	678	(700)	2,270
Reserve for excess and obsolete inventory	17,018	22	1,882	(671)	18,251

(1)	The amounts in this column represent charge-offs net of recoveries.

EXHIBIT INDEX

TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2012

EXHIBIT NO.	DESCRIPTION
3.34	Articles of Amendment of Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.

3.54	Certificate of Amendment to Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.

3.110	Articles of Organization of Aerospace Ventures, LLC (now known as Aero-Instruments Co., LLC) filed July 12, 2001

3.111	Certificate of Amendment to Articles of Organization of Aerospace Ventures, LLC (now known as Aero-Instruments Co., LLC) dated August 9, 2001

3.112	Second Amended and Restated Operating Agreement of Aero-Instruments Co., LLC

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of TransDigm Group Incorporated

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to Consolidated Financial Statements formatted in XBRL.