Form 10-Q
period 2012-12-29
TransDigm Group INC
filed 2013-02-05
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 29, 2012.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,040,455 as of January 26, 2013.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	December 29, 2012	September 30, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$554,431	$440,524
Trade accounts receivable - Net	218,660	235,783
Inventories - Net	332,468	320,503
Deferred income taxes	24,790	29,134
Prepaid expenses and other	25,047	24,587

Total current assets	1,155,396	1,050,531

PROPERTY, PLANT AND EQUIPMENT - Net	174,546	172,737
GOODWILL	3,033,781	3,035,502
TRADEMARKS AND TRADE NAMES	462,644	467,614
OTHER INTANGIBLE ASSETS - Net	644,112	655,996
DEBT ISSUE COSTS - Net	69,020	62,190
OTHER	10,117	15,047

TOTAL ASSETS	$5,549,616	$5,459,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$22,000	$20,500
Accounts payable	69,550	74,178
Accrued liabilities	142,153	139,237

Total current liabilities	233,703	233,915

LONG-TERM DEBT	4,297,125	3,598,625
DEFERRED INCOME TAXES	354,764	356,896
OTHER NON-CURRENT LIABILITIES	65,177	51,347

Total liabilities	4,950,769	4,240,783

STOCKHOLDERS’ EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 52,543,355 and 52,157,225 at December 29, 2012 and September 30, 2012, respectively	525	521
Additional paid-in capital	592,579	553,223
Retained earnings	28,044	689,229
Accumulated other comprehensive loss	(6,213)	(8,051)
Treasury stock, at cost; 505,400 shares at December 29, 2012 and September 30, 2012, respectively	(16,088)	(16,088)

Total stockholders’ equity	598,847	1,218,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,549,616	$5,459,617

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN WEEK PERIODS ENDED

DECEMBER 29, 2012 AND DECEMBER 31, 2011

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	December 29, 2012	December 31, 2011

NET SALES	$430,418	$352,473

COST OF SALES	191,871	152,918

GROSS PROFIT	238,547	199,555

SELLING AND ADMINISTRATIVE EXPENSES	55,161	41,850
AMORTIZATION OF INTANGIBLE ASSETS	10,540	12,439

INCOME FROM OPERATIONS	172,846	145,266

INTEREST EXPENSE - Net	62,876	49,061

INCOME BEFORE INCOME TAXES	109,970	96,205

INCOME TAX PROVISION	35,800	31,100

NET INCOME	$74,170	$65,105

NET INCOME APPLICABLE TO COMMON STOCK	$36,040	$61,806

Net earnings per share - see Note 5:

Basic and diluted	$0.66	$1.15
Cash dividends paid per common share	$12.85	$—

Weighted-average shares outstanding:
Basic and diluted	54,453	53,882

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN WEEK PERIODS ENDED

DECEMBER 29, 2012 AND DECEMBER 31, 2011

(Amounts in thousands)

(Unaudited)

	December 29,	December 31,
	2012	2011
Net income	$74,170	$65,105

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	2,052	(3,641)
Interest rate swap agreements, net of taxes of $0.3 million for the thirteen week period ended December 31, 2011	—	(700)
Other	(214)	—

Other comprehensive income (loss), net of tax	1,838	(4,341)

TOTAL COMPREHENSIVE INCOME	$76,008	$60,764

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2012

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional			Treasury Stock
	Number of Shares	Par Value	Paid-In Capital	Retained Earnings		Number of Shares	Value	Total

BALANCE, OCTOBER 1, 2012	52,157,225	$521	$553,223	$689,229	$(8,051)	(505,400)	$(16,088)	$1,218,834

Dividends paid	—	—	—	(699,715)	—	—	—	(699,715)
Accrued unvested dividend equivalent payments	—	—	—	(35,640)	—	—	—	(35,640)
Compensation expense recognized for employee stock options	—	—	7,131	—	—	—	—	7,131
Excess tax benefits related to share-based payment arrangements	—	—	26,688	—	—	—	—	26,688
Exercise of employee stock options	386,130	4	5,537	—	—	—	—	5,541
Net income	—	—	—	74,170	—	—	—	74,170
Foreign currency translation adjustments	—	—	—	—	2,052	—	—	2,052
Other	—	—	—	—	(214)	—	—	(214)

BALANCE, DECEMBER 29, 2012	52,543,355	$525	$592,579	$28,044	$(6,213)	(505,400)	$(16,088)	$598,847

See notes to condensed consolidated financial statement

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended
	December 29, 2012	December 31, 2011
OPERATING ACTIVITIES:
Net income	$74,170	$65,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,868	5,314
Amortization of intangible assets	10,584	12,468
Amortization of debt issue costs	3,796	2,616
Non-cash equity compensation	7,131	3,648
Excess tax benefits related to share-based payment arrangements	(26,688)	(9,050)
Deferred income taxes	1,258	(4,700)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	17,321	19,746
Inventories	(11,521)	(937)
Income taxes receivable/payable	33,949	35,789
Other assets	3,045	2,618
Accounts payable	(4,405)	(15,669)
Accrued and other liabilities	(17,393)	(48,854)

Net cash provided by operating activities	98,115	68,094

INVESTING ACTIVITIES:
Capital expenditures	(8,677)	(4,703)
Cash proceeds from sale of investment	5,000	—
Cash proceeds from working capital settlement	134	—
Acquisition of businesses, net of cash acquired	—	(83,812)

Net cash used in investing activities	(3,543)	(88,515)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	26,688	9,050
Proceeds from exercise of stock options	5,541	3,503
Dividends paid	(702,406)	(3,299)
Treasury stock purchased	—	(846)
Proceeds from senior secured credit facility - net	147,373	—
Repayment on senior secured credit facility	—	(3,875)
Proceeds from senior subordinated notes due 2020 - net	542,000	—

Net cash provided by financing activities	19,196	4,533

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	139	(395)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113,907	(16,283)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	440,524	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$554,431	$359,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$67,772	$77,938

Cash paid during the period for income taxes	$895	$11,393

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEK PERIODS ENDED DECEMBER 29, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

1.	DESCRIPTION OF THE BUSINESS

Description of the Business – TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. TransDigm Inc., along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries (collectively, with TD Group, the “Company” or “TransDigm”), offers a broad range of proprietary aerospace components. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc. TD Group’s common stock is listed on The New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”

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

Separate Financial Statements – Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 7 3/4% senior subordinated notes and 5 1/2% senior subordinated notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing 100% owned domestic subsidiaries of TransDigm Inc. and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2012 included in TD Group’s Form 10-K dated November 16, 2012. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2012 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 29, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of prior year amounts have been made to the Condensed Consolidated Statement of Cash Flows to conform to current year classification to reflect the effect of exchange rate changes on cash and cash equivalents relating to our foreign operations.

3.	ACQUISITIONS

Aero-Instruments Co., LLC – On September 17, 2012, TransDigm Inc. acquired all of the outstanding equity interests in Aero-Instruments Co., LLC (“Aero-Instruments”), for approximately $34.6 million in cash, which includes a purchase price adjustment of $0.1 million received in the first quarter of fiscal 2013. Aero-Instruments designs and manufactures highly engineered air data sensors including pitot probes, pitot-static probes, static pressure ports, angle of attack, temperature sensors and flight test equipment for use primarily in the business jet and helicopter markets. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $21 million of goodwill recognized for the acquisition will be deductible for tax purposes.

AmSafe Global Holdings, Inc. – On February 15, 2012, TransDigm Inc. acquired all of the outstanding stock of AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The distribution business acquired as part of AmSafe was sold on August 16, 2012 for approximately $17.8 million in cash, which includes a working capital adjustment of $0.1 million received in the first quarter of fiscal 2013. The equity investment in C-Safe LLC acquired as part of AmSafe was sold in October 2012 for approximately $16.4 million, which consisted of $5.0 million in cash at closing and an $11.4 million short-term note receivable.

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

Assets acquired:
Current assets, excluding cash acquired	$122,769
Property, plant and equipment	20,794
Intangible assets	270,500
Goodwill	392,390
Other	15,614

Total assets acquired	$822,067

Liabilities assumed:
Current liabilities	$24,152
Deferred income taxes - long term	45,252
Other noncurrent liabilities	2,932

Total liabilities assumed	$72,336

Net assets acquired	$749,731

The Company expects that of the $392 million of goodwill recognized for the acquisition approximately $77 million will be deductible for tax purposes.

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

The Company accounted for the acquisitions of Aero-Instruments, AmSafe and Harco (collectively, the “Acquisitions”) using the acquisition method and included the results of operations of the Acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Aero-Instruments and AmSafe, therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions of Aero-Instruments, AmSafe and Harco, had they occurred at the beginning of the applicable thirteen week period ended December 29, 2012 or December 31, 2011, are not significant and, accordingly, are not provided.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance included in Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.” This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company adopted the presentation guidance during the first quarter of fiscal 2013 and has elected to present two separate consecutive statements.

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

In July 2012, the FASB issued authoritative guidance included in ASC Topic 350, “Intangibles—Goodwill and Other.” This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350, “Intangibles—Goodwill and Other.” This guidance is effective for the Company for its annual impairment testing for the year ending September 30, 2013. The Company does not expect this guidance to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended
	December 29, 2012	December 31, 2011
Numerator for earnings per share:
Net income	$74,170	$65,105
Less dividends paid on participating securities	(38,130)	(3,299)

Net income applicable to common stock - basic and diluted	$36,040	$61,806

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	51,796	50,431
Vested options deemed participating securities	2,657	3,451

Total shares for basic and diluted earnings per share	54,453	53,882

Basic and diluted earnings per share	$0.66	$1.15

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 6% of the inventory was valued under the LIFO method at December 29, 2012.

Inventories consist of the following (in thousands):

	December 29, 2012	September 30, 2012
Raw materials and purchased component parts	$213,445	$203,809
Work-in-progress	103,522	102,645
Finished Goods	52,705	48,395

Total	369,672	354,849
Reserves for excess and obsolete inventory and LIFO	(37,204)	(34,346)

Inventories - net	$332,468	$320,503

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	December 29, 2012			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$721,630	$114,467	$607,163	$723,231	$105,995	$617,236
Order backlog	7,783	7,053	730	5,910	3,965	1,945
Other	43,343	7,124	36,219	43,343	6,528	36,815

Total	$772,756	$128,644	$644,112	$772,484	$116,488	$655,996

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended December 29, 2012 and December 31, 2011 was approximately $10.6 million and $12.5 million, respectively. The estimated amortization expense for fiscal 2013 is $39.3 million and $38.4 million for each of the five succeeding years 2014 through 2018.

The following is a summary of changes in the carrying value of goodwill from September 30, 2012 through December 29, 2012 (in thousands):

Balance, September 30, 2012	$3,035,502
Purchase price allocation adjustments	(3,985)
Other	2,264

Balance, December 29, 2012	$3,033,781

8.	DEBT

Amendment No. 2 to Revolving Credit Facility - In accordance with the terms of the credit agreement dated December 6, 2010, as amended by the Amendment No.1, dated as of March 25, 2012 (the “Existing Senior Secured Credit Facility”), TransDigm Inc. entered into Amendment No. 2 to the Existing Senior Secured Credit Facility on October 9, 2012. Amendment No. 2 to the Existing Senior Secured Credit Facility provides for a modification to the restricted payment covenant to permit a special dividend in an amount not to exceed $850 million and a modification to the financial covenant ratios.

Amendment No. 2 to Term Loan Credit Facility - In accordance with the terms of the credit agreement, dated as of February 14, 2011, as amended by Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of February 15, 2012 (the “New Senior Secured Credit Facility”), TransDigm Inc. entered into Amendment No. 2 and Incremental Term Loan Assumption Agreement to the New Senior Secured Credit Facility (the “Term Loan Credit Facility Amendment”) on October 9, 2012. The Term Loan Credit Facility Amendment provides for an additional term loan facility in the aggregate principal amount of $150 million. The additional term loan facility was fully drawn on October 15, 2012.

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

Issuance of Senior Subordinated Notes - On October 15, 2012 TransDigm Inc. issued $550 million in aggregate principal amount of its 5 1/2% Senior Subordinated Notes due 2020 (the “2020 Notes”) at an issue price of 100% of the principal amount. The 2020 Notes bear interest at the rate of 5 1/2% per annum, which accrues from October 15, 2012 and is payable semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. The 2020 Notes mature on October 15, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2020 notes.

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

Special Cash Dividend - On October 15, 2012 the Company’s board of directors authorized and declared a special cash dividend of $12.85 on each outstanding share of common stock and cash dividend equivalent payments under its stock option plans. The special cash dividend amounting to approximately $664.3 million was paid in November 2012 and dividend equivalent payments amounting to approximately $35.4 million were paid in November and December 2012.

9.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended December 29, 2012 and December 31, 2011, the effective income tax rate was 32.6% and 32.3%, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, China, France, Malaysia, Mexico, Singapore, Sri Lanka and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2011. AmSafe is subject to U.S. federal examinations for the 2008, 2009, 2010 and 2011 years. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.

At December 29, 2012 and September 30, 2012, TD Group had $6.9 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $6.3 million on the effective tax rate at December 29, 2012 and September 30, 2012, respectively. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		December 29, 2012		September 30, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$554,431	$554,431	$440,524	$440,524
Liabilities:
Interest rate swap agreements (1)	2	9,800	9,800	9,800	9,800
Long-term debt:
Term loans	2	2,169,125	2,188,000	2,019,125	2,037,000
7 3/4% Senior Subordinated Notes due 2018	1	1,600,000	1,772,000	1,600,000	1,696,000
5 1/2% Senior Subordinated Notes due 2020	1	550,000	570,000	—	—

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s New Senior Secured Credit Facility. The estimated fair values of the Company’s 7 3/4% Senior Subordinated Notes due 2018 and 5 1/2% Senior Subordinated Notes due 2020 were based upon quoted market prices.

11.	DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to, among other things, the impact of changes in interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks and does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties.

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

At December 29, 2012, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

12.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% Senior Subordinated Notes due 2018 and 5 1/2% Senior Subordinated Notes due 2020 are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% owned Domestic Restricted Subsidiaries, as defined in the indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of December 29, 2012 and September 30, 2012 and its statements of income and cash flows for the thirteen week periods ended December 29, 2012 and December 31, 2011 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 29, 2012

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,258	$529,346	$7,417	$7,410	$—	$554,431
Trade accounts receivable - Net	—	11,171	189,827	18,884	(1,222)	218,660
Inventories - Net	—	28,146	278,689	26,317	(684)	332,468
Deferred income taxes	—	24,790	—	—	—	24,790
Prepaid expenses and other	—	13,087	9,277	2,683	—	25,047

Total current assets	10,258	606,540	485,210	55,294	(1,906)	1,155,396

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	588,589	4,720,245	2,161,122	43,614	(7,513,570)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,728	145,773	13,045	—	174,546
GOODWILL	—	65,202	2,890,558	78,021	—	3,033,781
TRADEMARKS AND TRADE NAMES	—	19,377	411,305	31,962	—	462,644
OTHER INTANGIBLE ASSETS - Net	—	7,994	602,689	33,429	—	644,112
DEBT ISSUE COSTS - Net	—	69,020	—	—	—	69,020
OTHER	—	2,712	(32,148)	39,554	(1)	10,117

TOTAL ASSETS	$598,847	$5,506,818	$6,664,509	$294,919	$(7,515,477)	$5,549,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$22,000	$—	$—	$—	$22,000
Accounts payable	—	11,040	50,532	9,214	(1,236)	69,550
Accrued liabilities	—	76,913	58,118	7,122	—	142,153

Total current liabilities	—	109,953	108,650	16,336	(1,236)	233,703

LONG-TERM DEBT	—	4,297,125	—	—	—	4,297,125
DEFERRED INCOME TAXES	—	354,764	—	—	—	354,764
OTHER NON-CURRENT LIABILITIES	—	38,385	26,120	672	—	65,177

Total liabilities	—	4,800,227	134,770	17,008	(1,236)	4,950,769

STOCKHOLDERS’ EQUITY	598,847	706,591	6,529,739	277,911	(7,514,241)	598,847

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$598,847	$5,506,818	$6,664,509	$294,919	$(7,515,477)	$5,549,616

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,100	$406,891	$4,494	$9,039	$—	$440,524
Trade accounts receivable - Net	—	12,261	207,537	17,486	(1,501)	235,783
Inventories - Net	—	23,410	272,180	25,397	(484)	320,503
Deferred income taxes	—	29,134	—	—	—	29,134
Prepaid expenses and other	—	9,585	12,626	2,376	—	24,587

Total current assets	20,100	481,281	496,837	54,298	(1,985)	1,050,531

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	1,198,734	4,720,602	2,055,938	43,745	(8,019,019)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,685	144,177	12,875	—	172,737
GOODWILL	—	85,680	2,872,483	77,339	—	3,035,502
TRADEMARKS AND TRADE NAMES	—	19,377	416,490	31,747	—	467,614
OTHER INTANGIBLE ASSETS - Net	—	8,151	614,225	33,620	—	655,996
DEBT ISSUE COSTS - Net	—	62,190	—	—	—	62,190
OTHER	—	2,750	(27,249)	39,546	—	15,047

TOTAL ASSETS	$1,218,834	$5,395,716	$6,572,901	$293,170	$(8,021,004)	$5,459,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$20,500	$—	$—	$—	$20,500
Accounts payable	—	10,068	54,054	11,553	(1,497)	74,178
Accrued liabilities	—	68,808	64,250	6,179	—	139,237

Total current liabilities	—	99,376	118,304	17,732	(1,497)	233,915

LONG-TERM DEBT	—	3,598,625	—	—	—	3,598,625
DEFERRED INCOME TAXES	—	356,896	—	—	—	356,896
OTHER NON-CURRENT LIABILITIES	—	24,083	26,480	784	—	51,347

Total liabilities	—	4,078,980	144,784	18,516	(1,497)	4,240,783

STOCKHOLDERS’ EQUITY	1,218,834	1,316,736	6,428,117	274,654	(8,019,507)	1,218,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,218,834	$5,395,716	$6,572,901	$293,170	$(8,021,004)	$5,459,617

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2012

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$25,209	$379,870	$27,501	$(2,162)	$430,418

COST OF SALES	—	14,242	159,959	19,629	(1,959)	191,871

GROSS PROFIT	—	10,967	219,911	7,872	(203)	238,547

SELLING AND ADMINISTRATIVE EXPENSES	—	15,549	35,566	4,046	—	55,161
AMORTIZATION OF INTANGIBLE ASSETS	—	156	9,945	439	—	10,540

INCOME (LOSS) FROM OPERATIONS	—	(4,738)	174,400	3,387	(203)	172,846
INTEREST EXPENSE - Net	—	61,956	624	296	—	62,876
EQUITY IN INCOME OF SUBSIDIARIES	(74,170)	(103,465)	—	—	177,635	—

INCOME BEFORE INCOME TAXES	74,170	36,771	173,776	3,091	(177,838)	109,970

INCOME TAX PROVISION (BENEFIT)	—	(37,399)	71,971	1,228	—	35,800

NET INCOME	$74,170	$74,170	$101,805	$1,863	$(177,838)	$74,170

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2012

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(30,928)	$132,178	$(1,061)	$(2,074)	$98,115

INVESTING ACTIVITIES:
Capital expenditures	—	(622)	(7,566)	(489)	—	(8,677)
Cash proceeds from sale of investment	—	5,000	—	—	—	5,000
Cash proceeds from working capital settlement	—	134	—	—	—	134

Net cash provided by (used in) investing activities	—	4,512	(7,566)	(489)	—	(3,543)

FINANCING ACTIVITIES:
Intercompany activities	660,335	(540,502)	(121,689)	(218)	2,074	—
Excess tax benefits related to share-based payment arrangements	26,688	—	—	—	—	26,688
Proceeds from exercise of stock options	5,541	—	—	—	—	5,541
Dividends paid	(702,406)	—	—	—	—	(702,406)
Proceeds from senior secured credit facility - net	—	147,373	—	—	—	147,373
Proceeds from senior subordinated notes due 2020 - net	—	542,000	—	—	—	542,000

Net cash provided by (used in) financing activities	(9,842)	148,871	(121,689)	(218)	2,074	19,196

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	139	—	139

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,842)	122,455	2,923	(1,629)	—	113,907

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,100	406,891	4,494	9,039	—	440,524

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,258	$529,346	$7,417	$7,410	$—	$554,431

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2011

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(52,200)	$115,490	$1,158	$3,646	$68,094

INVESTING ACTIVITIES:
Capital expenditures	—	(367)	(4,314)	(22)	—	(4,703)
Acquisition of businesses, net of cash acquired	—	(83,812)	—	—	—	(83,812)

Net cash used in investing activities	—	(84,179)	(4,314)	(22)	—	(88,515)

FINANCING ACTIVITIES:
Intercompany activities	(5,970)	124,121	(114,557)	52	(3,646)	—
Excess tax benefits related to share-based payment arrangements	9,050	—	—	—	—	9,050
Proceeds from exercise of stock options	3,503	—	—	—	—	3,503
Dividends paid	(3,299)	—	—	—	—	(3,299)
Treasury stock purchased	(846)	—	—	—	—	(846)
Repayment on senior secured credit facility	—	(3,875)	—	—	—	(3,875)

Net cash provided by (used in) financing activities	2,438	120,246	(114,557)	52	(3,646)	4,533

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(395)	—	(395)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,438	(16,133)	(3,381)	793	—	(16,283)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	360,074	2,115	8,299	—	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,133	$343,941	$(1,266)	$9,092	$—	$359,900

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

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, , include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces and lighting and control technology. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the first quarter of fiscal 2013, we generated net sales of $430.4 million and net income of $74.2 million. EBITDA As Defined was $200.9 million, or 46.7% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions

Aero-Instruments Co., LLC Acquisition

On September 17, 2012, TransDigm Inc. acquired all of the outstanding equity interests in Aero-Instruments Co., LLC (“Aero-Instruments”), for approximately $34.6 million in cash, which includes a purchase price adjustment of $0.1 million received in the first quarter of fiscal 2013. Aero-Instruments designs and manufactures highly engineered air data sensors including pitot probes, pitot-static probes, static pressure ports, angle of attack, temperature sensors and flight test equipment for use primarily in the business jet and helicopter markets. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Aero-Instruments, and therefore the condensed consolidated financial statements at December 29, 2012 reflect a preliminary purchase price allocation for the business.

AmSafe Global Holdings, Inc. Acquisition

On February 15, 2012, TransDigm Inc. acquired all of the outstanding stock of AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The distribution business acquired as part of AmSafe was sold on August 16, 2012 for approximately $17.8 million in cash, which includes a working capital adjustment of $0.1 million received in the first quarter of fiscal 2013. The equity investment in C-Safe LLC acquired as part of AmSafe was sold in October 2012 for approximately $16.4 million, which consisted of $5.0 million in cash at closing and an $11.4 million short term note receivable. The Company is in the process of obtaining information to value certain tangible and intangible assets of AmSafe, and therefore the condensed consolidated financial statements at December 29, 2012 reflect a preliminary purchase price allocation for the business.

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

Recent Development

On December 6, 2012, TransDigm Inc. and Goodrich Corporation, a subsidiary of United Technologies Corporation, mutually agreed to terminate the previously disclosed asset purchase agreement dated October 25, 2012, pursuant to which TransDigm Inc. would acquire the pump and engine control systems business of Goodrich for approximately $236 million in cash.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	December 29, 2012	December 31, 2011
	(in thousands)
Net income	$74,170	$65,105
Adjustments:
Depreciation and amortization expense	17,452	17,782
Interest expense, net	62,876	49,061
Income tax provision	35,800	31,100

EBITDA	190,298	163,048
Adjustments:
Inventory purchase accounting adjustments (1)	890	3,151
Acquisition integration costs (2)	1,919	2,552
Acquisition transaction-related expenses (3)	658	1,749
Non-cash compensation costs (4)	7,131	3,648

EBITDA As Defined	$200,896	$174,148

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Period Ended
	December 29, 2012	December 31, 2011
	(in thousands)
Net Cash Provided by Operating Activities	$98,115	$68,094
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(20,996)	7,307
Interest expense, net (1)	59,080	46,445
Income tax provision - current	34,542	35,800
Non-cash equity compensation (2)	(7,131)	(3,648)
Excess tax benefit from exercise of stock options	26,688	9,050

EBITDA	190,298	163,048
Adjustments:
Inventory purchase accounting adjustments (3)	890	3,151
Acquisition integration costs (4)	1,919	2,552
Acquisition transaction-related expenses (5)	658	1,749
Stock option expense (2)	7,131	3,648

EBITDA As Defined	$200,896	$174,148

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option plans.
(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2012. There have been no significant changes to our critical accounting policies during the thirteen week period ended December 29, 2012.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	December 29, 2012	% of Sales	December 31, 2011	% of Sales
Net sales	$430,418	100.0%	$352,473	100.0%
Cost of sales	191,871	44.6	152,918	43.4
Selling and administrative expenses	55,161	12.8	41,850	11.9
Amortization of intangible assets	10,540	2.4	12,439	3.5

Income from operations	172,846	40.2	145,266	41.2
Interest expense, net	62,876	14.6	49,061	13.9
Income tax provision	35,800	8.3	31,100	8.8

Net income	$74,170	17.2%	$65,105	18.5%

Changes in Results of Operations

Thirteen week period ended December 29, 2012 compared with the thirteen week period ended December 31, 2011.

•

Net Sales. Net organic and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended December 29, 2012 and December 31, 2011 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	December 29, 2012	December 31, 2011	Change
Organic sales	$357.4	$352.5	$4.9	1.4%
Acquisition sales	73.0	—	73.0	20.7%

	$430.4	$352.5	$77.9	22.1%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above resulted from the acquisitions of Aero-Instruments, AmSafe and Harco, all of which were in fiscal 2012.

The organic sales growth was primarily due to an increase of $4.1 million, or a 3.9% increase in commercial OEM sales and an increase of $3.3 million, or a 3.7% increase in defense sales, for the quarter ended December 29, 2012 compared to the quarter ended December 31, 2011. Commercial aftermarket sales decreased slightly by $0.2 million between periods.

•

Cost of Sales and Gross Profit. Cost of sales increased by $39.0 million, or 25.5%, to $191.9 million for the quarter ended December 29, 2012 compared to $152.9 million for the quarter ended December 31, 2011. Cost of sales and the related percentage of total sales for the thirteen week periods ended December 29, 2012 and December 31, 2011 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 29, 2012	December 31, 2011	Change	% Change
Cost of sales - excluding acquisition-related costs below	$189.2	$148.7	$40.5	27.2%
% of total sales	44.0%	42.2%

Inventory purchase accounting adjustments	0.9	3.2	(2.3)	-71.9%
% of total sales	0.2%	0.9%

Acquisition integration costs	1.8	1.0	0.8	80.0%
% of total sales	0.4%	0.3%

Total cost of sales	$191.9	$152.9	$39.0	25.5%

% of total sales	44.6%	43.4%

Gross profit	$238.5	$199.6	$38.9	19.5%

Gross profit percentage	55.4%	56.6%

The increase in the dollar amount of cost of sales during the thirteen week period ended December 29, 2012 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth offset by lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales decreased by 1.2 percentage points to 55.4% for the thirteen week period ended December 29, 2012 from 56.6% for the thirteen week period ended December 31, 2011. The dollar amount of gross profit increased by $38.9 million, or 19.5%, for the quarter ended December 29, 2012 compared to the comparable quarter last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $35 million for the quarter ended December 29, 2012, which represented gross profit of approximately 48% of the acquisition sales.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $2 million.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $7 million for the quarter ended December 29, 2012.

•	The gross profit increase described above was partially offset by the impact of an OEM retroactive contract adjustment of approximately $5 million in the comparable quarter of the prior year.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $13.3 million to $55.2 million, or 12.8% of sales, for the thirteen week period ended December 29, 2012 from $41.9 million, or 11.9% of sales, for the thirteen week period ended December 31, 2011. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended December 29, 2012 and December 31, 2011 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 29, 2012	December 31, 2011	Change	% Change

Selling and administrative expenses - excluding costs below	$48.4	$35.5	$12.9	36.3%
% of total sales	11.2%	10.1%

Stock compensation expense	6.1	3.1	3.0	96.8%
% of total sales	1.4%	0.9%

Acquisition related expenses	0.7	3.3	(2.6)	-78.8%
% of total sales	0.2%	0.9%

Total selling and administrative expenses	$55.2	$41.9	$13.3	31.8%

% of total sales	12.8%	11.9%

The increase in the dollar amount of selling and administrative expenses during the quarter ended December 29, 2012 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $12 million, which was approximately 16% of the acquisition sales. The increase in stock compensation expense is primarily due to an increased level of employees that participate in the Company’s stock compensation plans as a result of acquisitions and also due to higher grant date fair values for our stock options.

•

Amortization of Intangibles. Amortization of intangibles decreased to $10.5 million for the quarter ended December 29, 2012 from $12.4 million for the comparable quarter last year. The net decrease of $1.9 million was primarily due to order backlog relating to prior acquisitions becoming fully amortized offset by amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $13.8 million, or 28.2%, to $62.9 million for the quarter ended December 29, 2012 from $49.1 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $4.21 billion for the quarter ended December 29, 2012 and approximately $3.14 billion for the quarter ended December 31, 2011. The increase in borrowings was due to the additional $500 million and $150 million term loan facilities under the amendments to our New Senior Secured Credit Facility which occurred in February 2012 and October 2012, respectively, and the issuance in October 2012, of our $550 million 5 1/2% Senior Subordinated Notes due 2020. The weighted average interest rate on total outstanding borrowings at December 29, 2012 was 6.0%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 32.6% for the quarter ended December 29, 2012 compared to 32.3% for the quarter ended December 31, 2011.

•

Net Income. Net income increased $9.1 million, or 13.9%, to $74.2 million for the quarter ended December 29, 2012 compared to net income of $65.1 million for the quarter ended December 31, 2011, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $0.66 for the quarter ended December 29, 2012 and $1.15 per share for the quarter ended December 31, 2011. Net income for the quarter ended December 29, 2012 of $74.2 million was decreased by an allocation of dividends on participating securities of $38.1 million, or $0.70 per share, resulting in net income available to common shareholders of $36.0 million. Net income for the quarter ended December 31, 2011 of $65.1 million was decreased by an allocation of dividends on participating securities of $3.3 million, or $0.06 per share, resulting in net income available to common shareholders of $61.8 million.

Backlog

As of December 29, 2012, the Company estimated its sales order backlog at $886 million compared to an estimated sales order backlog of $777 million as of December 31, 2011. The increase in backlog is primarily due to the acquisitions of Aero-Instruments and AmSafe discussed above, totaling approximately $72 million, and an increase in orders across existing OEM product lines and to a lesser extent the aftermarket. The majority of the purchase orders outstanding as of December 29, 2012 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 29, 2012 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $98.1 million of net cash from operating activities during the thirteen week period ended December 29, 2012 compared to $68.1 million during the thirteen week period ended December 31, 2011. The net increase of $30.0 million was due primarily to an increase in income from operations and lower interest and income tax payments during the period.

Investing Activities. Net cash used in investing activities was $3.5 million during the thirteen week period ended December 29, 2012 consisting primarily of capital expenditures of $8.7 million offset by the cash proceeds on the sale of our equity investment in C-Safe LLC of $5.0 million and cash proceeds from working capital settlement of $0.1 million. Net cash used in investing activities was $88.5 million during the thirteen week period ended December 31, 2011 consisting primarily of the acquisition of Harco and capital expenditures of $4.7 million.

Financing Activities. Net cash provided by financing activities during the thirteen week period ended December 29, 2012 was $19.2 million, which comprised $147.4 million of additional net proceeds from the Amendment under our New Senior Secured Credit Facility, $542.0 million of net proceeds from our 5 1/2% Senior Subordinated Notes dues 2020 and $32.2 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $702.4 million of dividend and dividend equivalent payments. Net cash provided by financing activities during the thirteen week period ended December 31, 2011 was $4.5 million, which comprised $12.5 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $3.9 million repayment on our New Senior Secured Credit Facility, $3.3 million of dividend equivalent payments and $0.8 million of treasury stock purchased.

Description of Senior Secured Credit Facilities and Indentures

In December 2010, TransDigm entered into a senior secured credit facility, which consisted of a $1.55 billion term loan facility and a $245 million revolving credit facility (collectively, the “Existing Senior Secured Credit Facility”). The proceeds of the term loan were used to pay the purchase price of and related transaction expenses associated with an acquisition and repay a portion of the amounts outstanding under the previous senior secured credit facility.

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

On February 15, 2012 TransDigm also entered into an Incremental Revolving Credit Assumption Agreement (the “Assumption Agreement”) to the Existing Senior Secured Credit Facility, as amended. The Assumption Agreement provides for additional revolving commitments to TransDigm in an aggregate principal amount of $65 million, which results in a total revolving credit amount of $310 million. No borrowings, other than the issuance of certain letters of credit discussed below, were outstanding under the Existing Senior Secured Credit Facility as of December 29, 2012.

On October 9, 2012, TransDigm entered into Amendment No. 2 to the Existing Senior Secured Credit Facility. The amendment provides for a modification to the restricted payment covenant to permit a special dividend in an amount not to exceed $850 million and a modification to the financial covenant ratios in its New Senior Secured Credit Facility.

On October 9, 2012, TransDigm entered into Amendment No. 2 and an Incremental Term Loan Assumption Agreement to the New Senior Secured Credit Facility. The amendment provides for an additional term loan facility in the aggregate principal amount of $150 million. The additional term loan facility was fully drawn on October 15, 2012.

Under the Existing Senior Secured Credit Facility, the revolving credit facility matures in December 2015. At December 29, 2012, the Company had $7.3 million letters of credit outstanding and $302.7 million of borrowings available under the Existing Senior Secured Credit Facility.

Under the New Senior Secured Credit Facility, the term loans mature in February 2017. The term loans under the New Senior Secured Credit Facility require quarterly principal payments totaling $5.5 million.

The interest rates per annum applicable to the term loans under the New Senior Secured Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The applicable interest rate on the term loan at December 29, 2012 was 4.0%.

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

The credit facilities contain certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue preferred stock, pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt, make investments, sell assets, enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm, incur or suffer to exist liens securing indebtedness, consolidate, merge or transfer all or substantially all of their assets, and engage in transactions with affiliates. At December 29, 2012, TransDigm was in compliance with all of the covenants contained in the credit facilities.

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

In October 2012, the TransDigm issued $550 million in aggregate principal amount of its 5 1/2% Senior Subordinated Notes due 2020 (“2020 Notes”) at an issue price of 100% of the principal amount. The 2020 Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the Indenture governing the 2020 Notes. Such notes do not require principal payments prior to their maturity in October 2020. Interest under the 2020 Notes is payable semi-annually.

Certain Restrictive Covenants in Our Debt Documents

The credit facilities and the Indentures contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the credit facilities or the Indentures. If any such default occurs, the lenders under the credit facilities and the holders of the 2018 Notes and 2020 Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the credit facilities, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 2018 Notes and 2020 Notes.

Stock Repurchase Program

On August 22, 2011 we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $100 million in the aggregate. At December 29, 2012, the Company had repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million at a weighted-average price per share of $74.87. No repurchases were made under the program during the quarter ended December 29, 2012.

Recent Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance included in Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.” This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company adopted the presentation guidance during the first quarter of fiscal 2013 and has elected to present two separate consecutive statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At December 29, 2012, we had borrowings under our New Senior Secured Credit Facility of $2.17 billion that were subject to interest rate risk. Borrowings under our New Senior Secured Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our New Senior Secured Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our New Senior Secured Credit Facility by approximately $21.7 million based on the amount of outstanding borrowings at December 29, 2012. The weighted average interest rate on the $2.17 billion of borrowings under our New Senior Secured Credit Facility on December 29, 2012 was 4.0%.

At December 29, 2012, three forward-starting interest rate swap agreements were in place to swap variable rates on the New Senior Secured Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. Beginning December 31, 2012, these interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the New Senior Secured Credit Facility to a fixed rate of 5.17% through June 30, 2015.

The fair value of the $2.17 billion aggregate principal amount of borrowings under our New Senior Secured Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loans approximated $2.19 billion at December 29, 2012 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.60 billion 7 3/4% Senior Subordinated Notes due 2018 and our $0.55 billion 5 1/2% Senior Subordinated Notes due 2012 are exposed to the market risk of interest rate changes. The estimated fair value of the 2018 Notes approximated $1.77 billion and the fair value of the 2020 Notes approximated $0.57 billion at December 29, 2012 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of December 29, 2012, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the thirteen week period ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. During the thirteen week period ended December 29, 2012, the Company did not repurchase any shares under the program.

ITEM 6. EXHIBITS

4.1	Indenture, dated as of October 15, 2012, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2020 (Incorporated by reference to Form 8-K filed October 15, 2012)

4.2	Form of 5.50% Senior Subordinated Notes due 2020 (Incorporated by reference to Form 8-K filed October 15, 2012)

4.3	Form of Notation of Guarantee (Incorporated by reference to Form 8-K filed October 15, 2012)

4.4	Registration Rights Agreement, dated as of October 15, 2012, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and UBS Securities LLC and Credit Suisse Securities (USA) LLC as representatives for the initial purchasers listed therein (Incorporated by reference to Form 8-K filed October 15, 2012)

10.1	Amendment No. 2, dated as of October 9, 2012, relating to the Credit Agreement, dated as of December 6, 2010 (as amended by Amendment No. 1, dated as of March 25, 2011), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent (Incorporated by reference to Form 8-K filed October 15, 2012)

10.2	Amendment No. 2 and Incremental Term Loan Assumption Agreement, dated as of October 9, 2012, relating to Credit Agreement, dated as of February 14, 2011 (as amended by Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of February 15, 2012), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, UBS Securities LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and UBS Securities LLC, as syndication agent (Incorporated by reference to Form 8-K filed October 15, 2012)

10.3	Amendment to Second Amended and Restated Employment Agreement, dated October 24, 2012, between W. Nicholas Howley and TransDigm Group Incorporated* (Incorporated by reference to Form 8-K filed October 25, 2012)

10.4

Form of Amendment to Employment Agreement, dated October 24, 2012, between each of Raymond Laubenthal, Gregory

Rufus, Robert Henderson, Bernt Iversen, Peter Palmer and James Skulina and TransDigm Group Incorporated* (Incorporated by reference to Form 8-K filed October 25, 2012)

10.5	Text of Option Amendments* (Incorporated by reference to Form 8-K filed November 26, 2012)

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

* Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 5, 2013

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 5, 2013

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED DECEMBER 29, 2012

EXHIBIT NO.	DESCRIPTION

4.1	Indenture, dated as of October 15, 2012, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2020 (Incorporated by reference to Form 8-K filed October 15, 2012)

4.2	Form of 5.50% Senior Subordinated Notes due 2020 (Incorporated by reference to Form 8-K filed October 15, 2012)

4.3	Form of Notation of Guarantee (Incorporated by reference to Form 8-K filed October 15, 2012)

4.4	Registration Rights Agreement, dated as of October 15, 2012, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and UBS Securities LLC and Credit Suisse Securities (USA) LLC as representatives for the initial purchasers listed therein (Incorporated by reference to Form 8-K filed October 15, 2012)

10.1	Amendment No. 2, dated as of October 9, 2012, relating to the Credit Agreement, dated as of December 6, 2010 (as amended by Amendment No. 1, dated as of March 25, 2011), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent (Incorporated by reference to Form 8-K filed October 15, 2012)

10.2	Amendment No. 2 and Incremental Term Loan Assumption Agreement, dated as of October 9, 2012, relating to Credit Agreement, dated as of February 14, 2011 (as amended by Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of February 15, 2012), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, UBS Securities LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and UBS Securities LLC, as syndication agent (Incorporated by reference to Form 8-K filed October 15, 2012)

10.3	Amendment to Second Amended and Restated Employment Agreement, dated October 24, 2012, between W. Nicholas Howley and TransDigm Group Incorporated* (Incorporated by reference to Form 8-K filed October 25, 2012)

10.4	Form of Amendment to Employment Agreement, dated October 24, 2012, between each of Raymond Laubenthal, Gregory Rufus, Robert Henderson, Bernt Iversen, Peter Palmer and James Skulina and TransDigm Group Incorporated* (Incorporated by reference to Form 8-K filed October 25, 2012)

10.5	Text of Option Amendments* (Incorporated by reference to Form 8-K filed November 26, 2012)

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Indicates management contract or compensatory plan contract or arrangement.