Form 10-Q/A
period 2012-12-29
TransDigm Group INC
filed 2013-03-07
CIK 1260221

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 50,040,455 as of January 26, 2013.

Explanatory Note

TransDigm Group Inc. (“TD Group”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended December 29, 2012, which was filed with the Securities and Exchange Commission on February 5, 2013 (the “Original Filing”). We are filing this amendment to correct our certifications under Section 302 of the Sarbanes-Oxley Act of 2002, which inadvertently omitted certain required provisions regarding internal controls over financial reporting. The corrected certifications are included as Exhibits 31.1 and 31.2 to this Form 10-Q/A.

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

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 7, 2013
W. Nicholas Howley

/s/ Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 7, 2013
Gregory Rufus

EXHIBIT INDEX

TO FORM 10-Q/A FOR THE PERIOD ENDED DECEMBER 29, 2012

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.