Form 10-Q
period 2013-03-30
TransDigm Group INC
filed 2013-05-08
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 30, 2013.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,399,132 as of April 27, 2013.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	March 30, 2013	September 30, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$680,024	$440,524
Trade accounts receivable - Net	243,072	235,783
Inventories - Net	340,175	320,503
Deferred income taxes	23,632	29,134
Prepaid expenses and other	40,755	24,587

Total current assets	1,327,658	1,050,531

PROPERTY, PLANT AND EQUIPMENT - Net	175,442	172,737
GOODWILL	3,040,180	3,035,502
TRADEMARKS AND TRADE NAMES	461,477	467,614
OTHER INTANGIBLE ASSETS - Net	634,032	655,996
DEBT ISSUE COSTS - Net	44,975	62,190
OTHER	10,328	15,047

TOTAL ASSETS	$5,694,092	$5,459,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$22,000	$20,500
Accounts payable	73,696	74,178
Accrued liabilities	163,565	139,237

Total current liabilities	259,261	233,915

LONG-TERM DEBT	4,322,500	3,598,625
DEFERRED INCOME TAXES	361,288	356,896
OTHER NON-CURRENT LIABILITIES	65,674	51,347

Total liabilities	5,008,723	4,240,783

STOCKHOLDERS’ EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 52,901,288 and 52,157,225 at March 30, 2013 and September 30, 2012, respectively	529	521
Additional paid-in capital	620,485	553,223
Retained earnings	95,981	689,229
Accumulated other comprehensive loss	(15,538)	(8,051)
Treasury stock, at cost; 505,400 shares at March 30, 2013 and September 30, 2012, respectively	(16,088)	(16,088)

Total stockholders’ equity	685,369	1,218,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,694,092	$5,459,617

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 30, 2013 AND MARCH 31, 2012

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

NET SALES	$465,609	$423,469	$896,027	$775,942

COST OF SALES	206,299	187,429	398,170	340,347

GROSS PROFIT	259,310	236,040	497,857	435,595

SELLING AND ADMINISTRATIVE EXPENSES	55,463	49,474	110,624	91,324
AMORTIZATION OF INTANGIBLE ASSETS	9,735	9,339	20,275	21,778

INCOME FROM OPERATIONS	194,112	177,227	366,958	322,493

INTEREST EXPENSE - Net	64,094	52,300	126,970	101,361

REFINANCING COSTS	30,281	—	30,281	—

INCOME BEFORE INCOME TAXES	99,737	124,927	209,707	221,132

INCOME TAX PROVISION	31,800	43,375	67,600	74,475

NET INCOME	$67,937	$81,552	$142,107	$146,657

NET INCOME APPLICABLE TO COMMON STOCK	$67,937	$81,552	$103,977	$143,358

Net earnings per share - see Note 5:

Basic and diluted	$1.25	$1.51	$1.91	$2.66
Cash dividends paid per common share	$—	$—	$12.85	$—

Weighted-average shares outstanding:
Basic and diluted	54,453	53,882	54,453	53,882

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 30, 2013 AND MARCH 31, 2012

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Net income	$67,937	$81,552	$142,107	$146,657

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(8,995)	2,944	(6,943)	(697)

Interest rate swap agreements, net of tax	(330)	(600)	(330)	(1,300)

Other	—	—	(214)	—

Other comprehensive income (loss), net of tax	(9,325)	2,344	(7,487)	(1,997)

TOTAL COMPREHENSIVE INCOME	$58,612	$83,896	$134,620	$144,660

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2013

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional			Treasury Stock
	Number of Shares	Par Value	Paid-In Capital	Retained Earnings		Number of Shares	Value	Total

BALANCE, OCTOBER 1, 2012	52,157,225	$521	$553,223	$689,229	$(8,051)	(505,400)	$(16,088)	$1,218,834

Dividends paid	—	—	—	(699,715)	—	—	—	(699,715)
Unvested dividend equivalent payments	—	—	—	(35,640)	—	—	—	(35,640)
Compensation expense recognized for employee stock options	—	—	14,262	—	—	—	—	14,262
Excess tax benefits related to share-based payment arrangements	—	—	40,044	—	—	—	—	40,044
Exercise of employee stock options	743,766	8	12,911	—	—	—	—	12,919
Common stock issued	297	—	45	—	—	—	—	45
Net income	—	—	—	142,107	—	—	—	142,107
Interest rate swaps, net of tax	—	—	—	—	(330)	—	—	(330)
Foreign currency translation adjustments	—	—	—	—	(6,943)	—	—	(6,943)
Other	—	—	—	—	(214)	—	—	(214)

BALANCE, MARCH 30, 2013	52,901,288	$529	$620,485	$95,981	$(15,538)	(505,400)	$(16,088)	$685,369

See notes to condensed consolidated financial statement

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	March 30, 2013	March 31, 2012
OPERATING ACTIVITIES:
Net income	$142,107	$146,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,407	11,154
Amortization of intangible assets	20,366	21,875
Amortization of debt issue costs	6,966	5,741
Refinancing costs	30,281	—
Non-cash equity compensation	14,262	8,535
Excess tax benefits related to share-based payment arrangements	(40,044)	(24,231)
Deferred income taxes	5,482	(3,470)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(6,344)	(9,193)
Inventories	(18,226)	(772)
Income taxes receivable/payable	25,183	4,482
Other assets	2,776	1,889
Accounts payable	(1,825)	(4,092)
Accrued and other liabilities	2,898	6,387

Net cash provided by operating activities	197,289	164,962

INVESTING ACTIVITIES:
Capital expenditures	(16,316)	(9,109)
Acquisition of businesses, net of cash acquired	(8,501)	(833,512)
Cash proceeds from sale of investment	10,500	—
Cash proceeds from working capital settlement	134	—

Net cash used in investing activities	(14,183)	(842,621)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	40,044	24,231
Proceeds from exercise of stock options	12,919	7,316
Dividends paid	(702,406)	(3,299)
Treasury stock purchased	—	(846)
Proceeds from 2013 credit facility - net	2,191,127	—
Repayment on 2013 credit facility	(5,500)	—
Proceeds from 2011 credit facility - net	147,360	484,713
Repayment on 2011 credit facility	(2,169,125)	(9,000)
Proceeds from senior subordinated notes due 2020 - net	542,000	—

Net cash provided by financing activities	56,419	503,115

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(25)	(158)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	239,500	(174,702)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	440,524	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$680,024	$201,481

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$108,390	$93,884

Cash paid during the period for income taxes	$37,124	$57,780

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWENTY-SIX WEEK PERIODS ENDED MARCH 30, 2013 AND MARCH 31, 2012

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2012 included in TD Group’s Form 10-K dated November 16, 2012. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2012 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications of prior year amounts have been made to the Condensed Consolidated Statement of Cash Flows to conform to current year classification to reflect the effect of exchange rate changes on cash and cash equivalents relating to our foreign operations.

3.	ACQUISITIONS

Aero-Instruments Co., LLC – On September 17, 2012, TransDigm Inc. acquired all of the outstanding equity interests in Aero-Instruments Co., LLC (“Aero-Instruments”), for approximately $34.6 million in cash, which includes a purchase price adjustment of $0.1 million received in the first quarter of fiscal 2013. Aero-Instruments designs and manufactures highly engineered air data sensors including pitot probes, pitot-static probes, static pressure ports, angle of attack, temperature sensors and flight test equipment for use primarily in the business jet and helicopter markets. These products fit well with TransDigm’s overall business direction. The Company expects that the approximately $22 million of goodwill recognized for the acquisition will be deductible for tax purposes.

AmSafe Global Holdings, Inc. – On February 15, 2012, TransDigm Inc. acquired all of the outstanding stock of AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The distribution business acquired as part of AmSafe was sold on August 16, 2012 for approximately $17.8 million in cash, which includes a working capital adjustment of $0.1 million received in the first quarter of fiscal 2013. The equity investment in C-Safe LLC acquired as part of AmSafe was sold in October 2012 for approximately $16.4 million, which consisted of $5.0 million in cash at closing and an $11.4 million short-term note receivable, of which $5.5 million was collected in the second quarter of fiscal 2013.

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

Assets acquired:
Current assets, excluding cash acquired	$122,694
Property, plant and equipment	20,787
Intangible assets	270,500
Goodwill	396,823
Other	15,614

Total assets acquired	$826,418

Liabilities assumed:
Current liabilities	$24,979
Deferred income taxes - long term	48,626
Other noncurrent liabilities	3,082

Total liabilities assumed	$76,687

Net assets acquired	$749,731

The Company expects that of the $397 million of goodwill recognized for the acquisition approximately $77 million will be deductible for tax purposes.

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

The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Aero-Instruments, therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirteen and twenty-six week periods ended March 30, 2013 or March 31, 2012, are not significant and, accordingly, are not provided.

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

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Numerator for earnings per share:
Net income	$67,937	$81,552	$142,107	$146,657
Less dividends paid on participating securities	—	—	(38,130)	(3,299)

Net income applicable to common stock - basic and diluted	$67,937	$81,552	$103,977	$143,358

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,204	50,800	52,001	50,615
Vested options deemed participating securities	2,249	3,082	2,452	3,267

Total shares for basic and diluted earnings per share	54,453	53,882	54,453	53,882

Basic and diluted earnings per share	$1.25	$1.51	$1.91	$2.66

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 6% of the inventory was valued under the LIFO method at March 30, 2013.

Inventories consist of the following (in thousands):

	March 30, 2013	September 30, 2012
Raw materials and purchased component parts	$226,475	$203,809
Work-in-progress	101,008	102,645
Finished Goods	50,550	48,395

Total	378,033	354,849
Reserves for excess and obsolete inventory and LIFO	(37,858)	(34,346)

Inventories - net	$340,175	$320,503

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	March 30, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$721,282	$122,954	$598,328	$723,231	$105,995	$617,236
Order backlog	3,954	3,877	77	5,910	3,965	1,945
Other	43,272	7,645	35,627	43,343	6,528	36,815

Total	$768,508	$134,476	$634,032	$772,484	$116,488	$655,996

Intangible assets acquired during the twenty-six week period ended March 30, 2013 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$5,485
Trademarks and trade names	350

	5,835

Intangible assets subject to amortization:
Technology	1,200	20 years

	1,200

Total	$7,035

The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended March 30, 2013 and March 31, 2012 was approximately $20.4 million and $21.9 million, respectively. The estimated amortization expense for fiscal 2013 is $38.2 million and $36.1 million for each of the five succeeding years 2014 through 2018.

The following is a summary of changes in the carrying value of goodwill from September 30, 2012 through March 30, 2013 (in thousands):

Balance, September 30, 2012	$3,035,502
Goodwill acquired during the year	5,485
Other	(807)

Balance, March 30, 2013	$3,040,180

8.	DEBT

The Company’s long-term debt consists of the following (in thousands):

	March 30, 2013	September 30, 2012
Term loans	$2,194,500	$2,019,125
Senior Subordinated Notes due 2018	1,600,000	1,600,000
Senior Subordinated Notes due 2020	550,000	—

	4,344,500	3,619,125
Less current portion	22,000	20,500

Long-term debt	$4,322,500	$3,598,625

Amendment No. 2 to 2010 (Revolving) Credit Facility - In accordance with the terms of the credit agreement dated December 6, 2010, as amended by the Amendment No.1, dated as of March 25, 2012 (the “2010 Credit Facility”), TransDigm Inc. entered into Amendment No. 2 to the 2010 Credit Facility on October 9, 2012. Amendment No. 2 to the 2010 Credit Facility provided for a modification to the restricted payment covenant to permit a special dividend in an amount not to exceed $850 million and a modification to the financial covenant ratios.

Amendment No. 2 to 2011 (Term Loan) Credit Facility - In accordance with the terms of the credit agreement, dated as of February 14, 2011, as amended by Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of February 15, 2012 (the “2011 Credit Facility”), TransDigm Inc. entered into Amendment No. 2 and Incremental Term Loan Assumption Agreement to the 2011 Credit Facility (the “2012 Term Loan Credit Facility Amendment”) on October 9, 2012. The 2012 Term Loan Credit Facility Amendment provides for an additional term loan facility in the aggregate principal amount of $150 million. The additional term loan facility was fully drawn on October 15, 2012.

Amended and Restated Credit Facility - On February 28, 2013, TransDigm Inc. entered into an Amendment and Restatement Agreement (the “Amendment and Restatement Agreement”) in which TransDigm amended and restated its 2010 Credit Facility and 2011 Credit Facility. The Amendment and Restatement Agreement provides for a $2,200 million term loan facility (the “New Term Loan Facility”), which was fully drawn on February 28, 2013, and a $310 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “2013 Credit Facility”).

The proceeds of the New Term Loan Facility were used to repay in full the outstanding term loans under the 2011 Credit Facility and the related transaction expenses associated therewith. The New Term Loan Facility consists of two tranches of term loans—tranche B term loans and tranche C term loans, and the Revolving Credit Facility consists of two tranches—revolving A commitments and revolving B commitments. The tranche B term loans consist of $500 million in the aggregate and the tranche C term loans consist of $1,700 million in the aggregate. The tranche B term loans mature on February 14, 2017 and the tranche C term loans mature on February 28, 2020. The Term Loan Facility requires quarterly principal payments of $5.5 million which began on March 28, 2013. The revolving A commitments consist of $32 million in the aggregate and the revolving B commitments consist of $278 million in the aggregate. The revolving A commitments mature on December 6, 2015 and the revolving B commitments mature on February 28, 2018. At March 30, 2013, the Company had $6.7 million letters of credit outstanding and $303.3 million of borrowings available under the 2013 Credit Facility.

Under the terms of the 2013 Credit Facility, TransDigm is entitled on one or more occasions, subject to the satisfaction of certain conditions, to request additional commitments under the Revolving Credit Facility or additional term loans in the aggregate principal amount of up to $500 million to the extent that existing or new lenders agree to provide such additional term loans. In addition, TransDigm is entitled to convert, subject to certain conditions, the revolving A commitments to revolving B commitments.

All of the indebtedness outstanding under the 2013 Credit Facility is guaranteed by TD Group and all of TransDigm’s current and future domestic restricted subsidiaries (other than immaterial subsidiaries). In addition, the obligations of TransDigm and the guarantors under the 2013 Credit Facility are secured ratably in accordance with each lender’s respective revolving and term loan commitments by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests and certain other assets) of TransDigm and its existing and future domestic restricted subsidiaries (other than immaterial subsidiaries), and a first priority pledge of the capital stock of TransDigm and its subsidiaries (other than foreign subsidiaries and certain domestic subsidiaries, of which 65% of the voting capital stock is pledged).

The interest rates per annum applicable to the loans under the 2013 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At March 30, 2013 the applicable interest rate was 3.50% on the tranche B term loan and 3.75% on the tranche C term loan.

The term loan facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the 2013 Credit Facility), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ending September 30, 2014, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. In addition, if, prior to February 28, 2014, the principal amount of the term loans are (i) prepaid substantially concurrently with the incurrence by TD Group, TransDigm or any its subsidiaries of new bank loans that have an effective yield lower than the yield in effect on the term loans so prepaid or (ii) received by a lender due to a mandatory assignment following the failure of such lender to consent to an amendment of the 2013 Credit Facility that has the effect of reducing the effective interest rate with respect to the term loans, such prepayment or receipt shall be accompanied by a premium of 1.0%.

The 2013 Credit Facility contains certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates.

The Company recorded refinancing costs of $30.3 million during the thirteen week period ended March 30, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility.

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

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended March 30, 2013 and March 31, 2012, the effective income tax rate was 31.9% and 34.7%, respectively. The lower effective tax rate for the thirteen week period ended March 30, 2013 was primarily due to the retroactive reinstatement of the research and development tax credit and an increased benefit from the domestic manufacturing deduction. During the twenty-six week periods ended March 30, 2013 and March 31, 2012, the effective income tax rate was 32.2% and 33.7%, respectively. The lower effective tax rate for the twenty-six week period ended March 30, 2013 was primarily due to the factors referred to above.

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

At March 30, 2013 and September 30, 2012, TD Group had $7.1 million and $6.9 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $6.5 million and $6.3 million on the effective tax rate at March 30, 2013 and September 30, 2012, respectively. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		March 30, 2013		September 30, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$680,024	$680,024	$440,524	$440,524
Liabilities:
Interest rate swap agreements (1)	2	9,000	9,000	9,800	9,800
Long-term debt:
Term loans	2	2,194,500	2,217,000	2,019,125	2,037,000
7 3/4% Senior Subordinated Notes due 2018	1	1,600,000	1,752,000	1,600,000	1,696,000
5 1/2% Senior Subordinated Notes due 2020	1	550,000	572,000	—	—

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

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

At March 30, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

Interest rate swap agreements are used to manage interest rate risk associated with floating-rate borrowings under our 2013 Credit Facility. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. Prior to February 28, 2013, these derivative instruments qualified as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings.

In conjunction with the refinancing of the 2011 Credit Facility, the Company no longer designated the interest rate swap agreements as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s equity will be amortized into earnings over the remaining period of the swap agreements. The net after-tax loss included in accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the swap agreement was $6.5 million at March 30, 2013.

12.	STOCK-BASED COMPENSATION

In connection with the $12.85 special cash dividend paid in November 2012, in order to take into account the earlier return of capital, the TD Group compensation committee adjusted the market-based vesting features in outstanding options pursuant to the authority granted to the committee under the TD Group stock incentive plan. Under this “market sweep” provision, unvested options granted prior to October 1, 2011 will accelerate and become fully vested if the closing price of the Company’s common stock exceeds $147.15 per share (previously $160 per share) on any 60 trading days during any consecutive 12-month period commencing March 1, 2013 and unvested options granted in fiscal 2012 will accelerate and become fully vested if the closing price of the Company’s common stock exceeds $157.15 per share (previously $170 per share) on any 60 trading days during any consecutive 12-month period commencing two years from the date of grant. Options granted in fiscal 2013 do not contain such accelerated vesting provision.

13.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% Senior Subordinated Notes due 2018 and 5 1/2% Senior Subordinated Notes due 2020 are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% owned Domestic Restricted Subsidiaries, as defined in the indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of March 30, 2013 and September 30, 2012 and its statements of income and cash flows for the twenty-six week periods ended March 30, 2013 and March 31, 2012 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 30, 2013

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,116	$650,225	$4,641	$10,042	$—	$680,024
Trade accounts receivable - Net	—	14,750	211,755	17,442	(875)	243,072
Inventories - Net	—	27,152	286,846	27,000	(823)	340,175
Deferred income taxes	—	23,632	—	—	—	23,632
Prepaid expenses and other	—	29,148	8,104	3,503	—	40,755

Total current assets	15,116	744,907	511,346	57,987	(1,698)	1,327,658

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	670,253	4,737,253	2,233,626	84,905	(7,726,037)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,616	146,698	13,128	—	175,442
GOODWILL	—	64,462	2,900,328	75,390	—	3,040,180
TRADEMARKS AND TRADE NAMES	—	19,377	411,656	30,444	—	461,477
OTHER INTANGIBLE ASSETS - Net	—	7,836	594,757	31,439	—	634,032
DEBT ISSUE COSTS - Net	—	44,975	—	—	—	44,975
OTHER	—	2,714	7,204	407	3	10,328

TOTAL ASSETS	$685,369	$5,637,140	$6,805,615	$293,700	$(7,727,732)	$5,694,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$22,000	$—	$—	$—	$22,000
Accounts payable	—	10,070	53,897	10,611	(882)	73,696
Accrued liabilities	—	94,491	61,076	7,998	—	163,565

Total current liabilities	—	126,561	114,973	18,609	(882)	259,261

LONG-TERM DEBT	—	4,322,500	—	—	—	4,322,500
DEFERRED INCOME TAXES	—	361,288	—	—	—	361,288
OTHER NON-CURRENT LIABILITIES	—	38,535	25,833	1,306	—	65,674

Total liabilities	—	4,848,884	140,806	19,915	(882)	5,008,723

STOCKHOLDERS’ EQUITY	685,369	788,256	6,664,809	273,785	(7,726,850)	685,369

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$685,369	$5,637,140	$6,805,615	$293,700	$(7,727,732)	$5,694,092

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,100	$406,891	$4,494	$9,039	$—	$440,524
Trade accounts receivable - Net	—	12,261	207,537	17,486	(1,501)	235,783
Inventories - Net	—	23,410	272,180	25,397	(484)	320,503
Deferred income taxes	—	29,134	—	—	—	29,134
Prepaid expenses and other	—	9,585	12,626	2,376	—	24,587

Total current assets	20,100	481,281	496,837	54,298	(1,985)	1,050,531

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	1,198,734	4,720,602	2,055,938	43,745	(8,019,019)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,685	144,177	12,875	—	172,737
GOODWILL	—	85,680	2,872,483	77,339	—	3,035,502
TRADEMARKS AND TRADE NAMES	—	19,377	416,490	31,747	—	467,614
OTHER INTANGIBLE ASSETS - Net	—	8,151	614,225	33,620	—	655,996
DEBT ISSUE COSTS - Net	—	62,190	—	—	—	62,190
OTHER	—	2,750	(27,249)	39,546	—	15,047

TOTAL ASSETS	$1,218,834	$5,395,716	$6,572,901	$293,170	$(8,021,004)	$5,459,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$20,500	$—	$—	$—	$20,500
Accounts payable	—	10,068	54,054	11,553	(1,497)	74,178
Accrued liabilities	—	68,808	64,250	6,179	—	139,237

Total current liabilities	—	99,376	118,304	17,732	(1,497)	233,915
LONG-TERM DEBT	—	3,598,625	—	—	—	3,598,625
DEFERRED INCOME TAXES	—	356,896	—	—	—	356,896
OTHER NON-CURRENT LIABILITIES	—	24,083	26,480	784	—	51,347

Total liabilities	—	4,078,980	144,784	18,516	(1,497)	4,240,783

STOCKHOLDERS’ EQUITY	1,218,834	1,316,736	6,428,117	274,654	(8,019,507)	1,218,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,218,834	$5,395,716	$6,572,901	$293,170	$(8,021,004)	$5,459,617

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2013

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$52,286	$789,907	$57,361	$(3,527)	$896,027

COST OF SALES	—	30,361	331,306	39,693	(3,190)	398,170

GROSS PROFIT	—	21,925	458,601	17,668	(337)	497,857

SELLING AND ADMINISTRATIVE EXPENSES	—	31,641	70,430	8,553	—	110,624
AMORTIZATION OF INTANGIBLE ASSETS	—	312	19,084	879	—	20,275

INCOME (LOSS) FROM OPERATIONS	—	(10,028)	369,087	8,236	(337)	366,958
INTEREST EXPENSE - Net	—	125,152	1,243	575	—	126,970
REFINANCING COSTS	—	30,281	—	—	—	30,281
EQUITY IN INCOME OF SUBSIDIARIES	(142,107)	(236,038)	—	—	378,145	—

INCOME BEFORE INCOME TAXES	142,107	70,577	367,844	7,661	(378,482)	209,707

INCOME TAX PROVISION (BENEFIT)	—	(71,530)	136,836	2,294	—	67,600

NET INCOME	$142,107	$142,107	$231,008	$5,367	$(378,482)	$142,107

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2013

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(55,398)	$240,872	$4,885	$6,930	$197,289

INVESTING ACTIVITIES:
Capital expenditures	—	(1,105)	(14,308)	(903)	—	(16,316)
Acquisition of business, net of cash acquired		(8,501)	—	—	—	(8,501)
Cash proceeds from sale of investment	—	10,500	—	—	—	10,500
Cash proceeds from working capital settlement	—	134	—	—	—	134

Net cash provided by (used in) investing activities	—	1,028	(14,308)	(903)	—	(14,183)

FINANCING ACTIVITIES:
Intercompany activities	644,459	(408,158)	(226,417)	(2,954)	(6,930)	—
Excess tax benefits related to share-based payment arrangements	40,044	—	—	—	—	40,044
Proceeds from exercise of stock options	12,919	—	—	—	—	12,919
Dividends paid	(702,406)	—	—	—	—	(702,406)
Proceeds from 2013 credit facility - net	—	2,191,127	—	—	—	2,191,127
Repayment on 2013 credit facility	—	(5,500)	—	—	—	(5,500)
Proceeds from 2011 credit facility - net	—	147,360	—	—	—	147,360
Repayment on 2011 credit facility	—	(2,169,125)	—	—	—	(2,169,125)
Proceeds from senior subordinated notes due 2020 - net	—	542,000	—	—	—	542,000

Net cash provided by (used in) financing activities	(4,984)	297,704	(226,417)	(2,954)	(6,930)	56,419

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(25)	—	(25)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,984)	243,334	147	1,003	—	239,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,100	406,891	4,494	9,039	—	440,524

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,116	$650,225	$4,641	$10,042	$—	$680,024

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2012

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(53,599)	$215,749	$2,116	$696	$164,962

INVESTING ACTIVITIES:
Capital expenditures	—	(829)	(8,115)	(165)	—	(9,109)
Acquisition of businesses, net of cash acquired	—	(833,512)	—	—	—	(833,512)

Net cash used in investing activities	—	(834,341)	(8,115)	(165)	—	(842,621)

FINANCING ACTIVITIES:
Intercompany activities	(14,545)	217,320	(202,440)	361	(696)	—
Excess tax benefits related to share-based payment arrangements	24,231	—	—	—	—	24,231
Proceeds from exercise of stock options	7,316	—	—	—	—	7,316
Dividends paid	(3,299)	—	—	—	—	(3,299)
Treasury stock purchased	(846)	—	—	—	—	(846)
Proceeds from 2011 credit facility-net	—	484,713	—	—	—	484,713
Repayment on 2011 credit facility	—	(9,000)	—	—	—	(9,000)

Net cash provided by (used in) financing activities	12,857	693,033	(202,440)	361	(696)	503,115

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(158)	—	(158)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,857	(194,907)	5,194	2,154	—	(174,702)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	360,074	2,115	8,299	—	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,552	$165,167	$7,309	$10,453	$—	$201,481

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

For the second quarter of fiscal 2013, we generated net sales of $465.6 million and net income of $67.9 million. EBITDA As Defined was $219.3 million, or 47.1% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions

Aero-Instruments Co., LLC Acquisition

On September 17, 2012, TransDigm Inc. acquired all of the outstanding equity interests in Aero-Instruments Co., LLC (“Aero-Instruments”), for approximately $34.6 million in cash, which includes a purchase price adjustment of $0.1 million received in the first quarter of fiscal 2013. Aero-Instruments designs and manufactures highly engineered air data sensors including pitot probes, pitot-static probes, static pressure ports, angle of attack, temperature sensors and flight test equipment for use primarily in the business jet and helicopter markets. These products fit well with TransDigm’s overall business direction. The Company is in the process of obtaining information to value certain tangible and intangible assets of Aero-Instruments, and therefore the condensed consolidated financial statements at March 30, 2013 reflect a preliminary purchase price allocation for the business.

AmSafe Global Holdings, Inc. Acquisition

On February 15, 2012, TransDigm Inc. acquired all of the outstanding stock of AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The distribution business acquired as part of AmSafe was sold on August 16, 2012 for approximately $17.8 million in cash, which includes a working capital adjustment of $0.1 million received in the first quarter of fiscal 2013. The equity investment in C-Safe LLC acquired as part of AmSafe was sold in October 2012 for approximately $16.4 million, which consisted of $5.0 million in cash at closing and an $11.4 million short term note receivable, of which $5.5 million was collected in the second quarter of fiscal 2013.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands)		(in thousands)
Net income	$67,937	$81,552	$142,107	$146,657
Adjustments:
Depreciation and amortization expense	16,321	15,247	33,773	33,029
Interest expense, net	64,094	52,300	126,970	101,361
Income tax provision	31,800	43,375	67,600	74,475

EBITDA	180,152	192,474	370,450	355,522
Adjustments:
Inventory purchase accounting adjustments(1)	—	5,308	890	8,459
Acquisition integration costs(2)	1,027	832	2,946	3,384
Acquisition transaction-related expenses(3)	681	2,399	1,339	4,148
Other acquisition accounting adjustments	—	(2,792)	—	(2,792)
Non-cash compensation costs(4)	7,131	4,887	14,262	8,535
Refinancing costs(5)	30,281	—	30,281	—

EBITDA As Defined	$219,272	$203,108	$420,168	$377,256

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.
(5)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Twenty-Six Week Period Ended
	March 30, 2013	March 31, 2012
	(in thousands)
Net Cash Provided by Operating Activities	$197,289	$164,962
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(4,462)	1,299
Interest expense, net (1)	120,004	95,620
Income tax provision - current	62,118	77,945
Non-cash equity compensation (2)	(14,262)	(8,535)
Excess tax benefit from exercise of stock options	40,044	24,231
Refinancing costs (6)	(30,281)	—

EBITDA	370,450	355,522
Adjustments:
Inventory purchase accounting adjustments (3)	890	8,459
Acquisition integration costs (4)	2,946	3,384
Acquisition transaction-related expenses (5)	1,339	4,148
Other acquisition related expenses	—	(2,792)
Stock option expense (2)	14,262	8,535
Refinancing costs (6)	30,281	—

EBITDA As Defined	$420,168	$377,256

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option plans.
(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(6)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2012. There have been no significant changes to our critical accounting policies during the twenty-six week period ended March 30, 2013.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	March 30, 2013	% of Sales	March 31, 2012	% of Sales
Net sales	$465,609	100.0%	$423,469	100.0%
Cost of sales	206,299	44.3	187,429	44.3
Selling and administrative expenses	55,463	11.9	49,474	11.6
Amortization of intangible assets	9,735	2.1	9,339	2.2

Income from operations	194,112	41.7	177,227	41.9
Interest expense, net	64,094	13.8	52,300	12.4
Refinancing costs	30,281	6.5	—	—
Income tax provision	31,800	6.8	43,375	10.2

Net income	$67,937	14.6%	$81,552	19.3%

	Twenty-Six Week Periods Ended
	March 30, 2013	% of Sales	March 31, 2012	% of Sales
Net sales	$896,027	100.0%	$775,942	100.0%
Cost of sales	398,170	44.4	340,347	43.9
Selling and administrative expenses	110,624	12.3	91,324	11.8
Amortization of intangible assets	20,275	2.3	21,778	2.8

Income from operations	366,958	41.0	322,493	41.6
Interest expense, net	126,970	14.2	101,361	13.1
Refinancing costs	30,281	3.4	—	—
Income tax provision	67,600	7.5	74,475	9.6

Net income	$142,107	15.9%	$146,657	18.9%

Changes in Results of Operations

Thirteen week period ended March 30, 2013 compared with the thirteen week period ended March 31, 2012.

•

Net Sales. Net organic sales, acquisition sales and sales of the AmSafe distribution business, which was acquired as part of AmSafe on February 15, 2012 and sold on August 16, 2012, and the related dollar and percentage changes for the thirteen week periods ended March 30, 2013 and March 31, 2012 were as follows (amounts in millions):

	Thirteen Week Periods Ended		Change	% Change Total Sales
	March 30, 2013	March 31, 2012
Organic sales	$425.9	$418.6	$7.3	1.7%
Acquisition sales	39.7	—	39.7	9.4%
AmSafe distribution sales	—	4.9	(4.9)	-1.1%

	$465.6	$423.5	$42.1	10.0%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above resulted from the acquisition in fiscal 2013 and Aero-Instruments and AmSafe in fiscal 2012.

The organic sales growth was primarily due to an increase of $8.3 million, or a 6.4% increase in commercial OEM sales and an increase of $6.1 million, or a 6.2% increase in defense sales, for the quarter ended March 30, 2013 compared to the quarter ended March 31, 2012. Commercial aftermarket sales decreased by $3.4 million between periods.

Commercial OEM sales for the quarter ended March 31, 2012 were favorably impacted by retroactive contract pricing adjustments of approximately $6 million.

•

Cost of Sales and Gross Profit . Cost of sales increased by $18.9 million, or 10.1%, to $206.3 million for the quarter ended March 30, 2013 compared to $187.4 million for the quarter ended March 31, 2012. Cost of sales and the related percentage of total sales for the thirteen week periods ended March 30, 2013 and March 31, 2012 were as follows (amounts in millions):

	Thirteen Week Periods Ended		Change	% Change
	March 30, 2013	March 31, 2012
Cost of sales - excluding acquisition-related costs below	$205.3	$181.3	$24.0	13.2%
% of total sales	44.1%	42.8%

Inventory purchase accounting adjustments	—	5.3	(5.3)	-100.0%
% of total sales	0.0%	1.3%

Acquisition integration costs	1.0	0.8	0.2	25.0%
% of total sales	0.2%	0.2%

Total cost of sales	$206.3	$187.4	$18.9	10.1%

% of total sales	44.3%	44.3%

Gross profit	$259.3	$236.0	$23.3	9.9%

Gross profit percentage	55.7%	55.7%

The increase in the dollar amount of cost of sales during the thirteen week period ended March 30, 2013 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth offset by lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales was 55.7% for both the thirteen week periods ended March 30, 2013 and March 31, 2012. The dollar amount of gross profit increased by $23.3 million, or 9.9%, for the quarter ended March 30, 2013 compared to the comparable quarter last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $18 million for the quarter ended March 30, 2013, which represented gross profit of approximately 46% of the acquisition sales.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $5 million.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $6 million for the quarter ended March 30, 2013.

•	The gross profit increase described above was partially offset by the impact of an OEM retroactive contract pricing adjustments of approximately $6 million in the comparable quarter of the prior year.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $6.0 million to $55.5 million, or 11.9% of sales, for the thirteen week period ended March 30, 2013 from $49.5 million, or 11.6% of sales, for the thirteen week period ended March 31, 2012. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended March 30, 2013 and March 31, 2012 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 30, 2013	March 31, 2012	Change	% Change

Selling and administrative expenses - excluding costs below	$48.7	$45.7	$3.0	6.6%
% of total sales	10.5%	10.8%

Stock compensation expense	6.1	4.2	1.9	45.2%
% of total sales	1.3%	1.0%

Acquisition related expenses	0.7	2.4	(1.7)	-70.8%
% of total sales	0.1%	0.5%

Other acquisition related expenses	—	(2.8)	2.8	-100.0%
% of total sales	0.0%	-0.7%

Total selling and administrative expenses	$55.5	$49.5	$6.0	12.1%

% of total sales	11.9%	11.6%

The increase in the dollar amount of selling and administrative expenses during the quarter ended March 30, 2013 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $5 million, which was approximately 14% of the acquisition sales. The increase in stock compensation expense is primarily due to an increased level of employees that participate in the Company’s stock compensation plans as a result of acquisitions and also due to higher grant date fair values for our stock options.

•

Amortization of Intangibles. Amortization of intangibles increased to $9.7 million for the quarter ended March 30, 2013 from $9.3 million for the comparable quarter last year. The net increase of $0.4 million was primarily due to increased amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by order backlog relating to prior acquisitions becoming fully amortized.

•

Refinancing Costs. Refinancing costs of $30.3 million were recorded during the quarter ended March 30, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $11.8 million, or 22.6%, to $64.1 million for the quarter ended March 30, 2013 from $52.3 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $4.33 billion for the quarter ended March 30, 2013 and approximately $3.39 billion for the quarter ended March 31, 2012. The increase in borrowings was due to the additional $500 million and $150 million term loan facilities under the amendments to our 2011 Credit Facility which occurred in February 2012 and October 2012, respectively, additional borrowings of $36.4 million relating to our refinancing of the 2011 Credit Facility in February 2013, and the issuance in October 2012 of our $550 million 5 1/2% Senior Subordinated Notes due 2020.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 31.9% for the quarter ended March 30, 2013 compared to 34.7% for the quarter ended March 30, 2012. The lower effective tax rate for the thirteen week period ended March 30, 2013 was primarily due to the retroactive reinstatement of the research and development tax credit and an increased benefit from the domestic manufacturing deduction.

•

Net Income. Net income decreased $13.6 million, or 16.7%, to $67.9 million for the quarter ended March 30, 2013 compared to net income of $81.5 million for the quarter ended March 31, 2012, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.25 for the quarter ended March 30, 2013 and $1.51 per share for the quarter ended March 31, 2012. The decrease in earnings per share of $1.51 per share to $1.25 per share is a result of the factors referred to above.

Twenty-six week period ended March 30, 2013 compared with the twenty-six week period ended March 31, 2012.

•

Net Sales. Net organic sales, acquisition sales and sales of the AmSafe distribution business, which was acquired as part of AmSafe on February 15, 2012 and sold on August 16, 2012, and the related dollar and percentage changes for the twenty-six week periods ended March 30, 2013 and March 31, 2012 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Total Sales
	March 30, 2013	March 31, 2012	Change
Organic sales	$783.3	$771.0	$12.3	1.6%
Acquisition sales	112.7	—	112.7	14.5%
AmSafe distribution sales	—	4.9	(4.9)	-0.6%

	$896.0	$775.9	$120.1	15.5%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above resulted from the acquisition in fiscal 2013 and Aero-Instruments, AmSafe and Harco in fiscal 2012.

The organic sales growth was primarily due to an increase of $12.4 million, or a 5.3% increase in commercial OEM sales and an increase of $9.4 million, or a 5.0% increase in defense sales, for the twenty-six week period ended March 30, 2013 compared to the twenty-six week period ended March 31, 2012. Commercial aftermarket sales decreased by $3.6 million.

Commercial OEM sales for the twenty-six week period ended March 31, 2012 were favorably impacted by retroactive contract pricing adjustments of approximately $11 million.

•

Cost of Sales and Gross Profit . Cost of sales increased by $57.8 million, or 17.0%, to $398.2 million for the twenty-six week ended March 30, 2013 compared to $340.3 million for the twenty-six week period ended March 31, 2012. Cost of sales and the related percentage of total sales for the twenty-six week periods ended March 30, 2013 and March 31, 2012 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 30, 2013	March 31, 2012	Change	% Change
Cost of sales - excluding acquisition-related costs below	$394.5	$330.0	$64.5	19.5%
% of total sales	44.0%	42.6%

Inventory purchase accounting adjustments	0.9	8.5	(7.6)	-89.4%
% of total sales	0.1%	1.1%

Acquisition integration costs	2.8	1.8	1.0	55.6%
% of total sales	0.3%	0.2%

Total cost of sales	$398.2	$340.3	$57.9	17.0%

% of total sales	44.4%	43.9%

Gross profit	$497.9	$435.6	$62.3	14.3%

Gross profit percentage	55.6%	56.1%

The increase in the dollar amount of cost of sales during the twenty-six week period ended March 30, 2013 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth offset by lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales decreased by 0.5 percentage points to 55.6% for the twenty-six week period ended March 30, 2013 from 56.1% for the twenty-six week period ended March 31, 2012. The dollar amount of gross profit increased by $62.3 million, or 14.3%, for the twenty-six week period ended March 30, 2013 compared to the comparable period last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $53 million for the twenty-six week period ended March 30, 2013, which represented gross profit of approximately 47% of the acquisition sales.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $7 million.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $13 million for the twenty-six week period ended March 30, 2013.

•	The gross profit increase described above was partially offset by the impact of an OEM retroactive contract pricing adjustment of approximately $11 million in the comparable period of the prior year.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $19.3 million to $110.6 million, or 12.3% of sales, for the twenty-six week period ended March 30, 2013 from $91.3 million, or 11.8% of sales, for the twenty-six week period ended March 31, 2012. Selling and administrative expenses and the related percentage of total sales for the twenty-six week periods ended March 30, 2013 and March 31, 2012 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 30, 2013	March 31, 2012	Change	% Change

Selling and administrative expenses - excluding costs below	$97.0	$81.1	$15.9	19.6%
% of total sales	10.8%	10.5%

Stock compensation expense	12.1	7.3	4.8	65.8%
% of total sales	1.4%	0.9%

Acquisition related expenses	1.5	5.7	(4.2)	-73.7%
% of total sales	0.1%	0.8%

Other acquisition related expenses	—	(2.8)	2.8	-100.0%
% of total sales	0.0%	-0.4%

Total selling and administrative expenses	$110.6	$91.3	$19.3	21.1%

% of total sales	12.3%	11.8%

The increase in the dollar amount of selling and administrative expenses during the twenty-six week period ended March 30, 2013 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $17 million, which was approximately 15% of the acquisition sales. The increase in stock compensation expense is primarily due to an increased level of employees that participate in the Company’s stock compensation plans as a result of acquisitions and also due to higher grant date fair values for our stock options.

•

Amortization of Intangibles. Amortization of intangibles decreased to $20.3 million for the twenty-six week period ended March 30, 2013 from $21.8 million for the comparable period last year. The net decrease of $1.5 million was primarily due to order backlog relating to prior acquisitions becoming fully amortized offset by amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•

Refinancing Costs. Refinancing costs of $30.3 million were recorded during the twenty-six week period ended March 30, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $25.6 million, or 25.3%, to $127.0 million for the twenty-six week period ended March 30, 2013 from $101.4 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $4.27 billion for the twenty-six week period ended March 30, 2013 and approximately $3.26 billion for the twenty-six week period ended March 31, 2012. The increase in borrowings was due to the additional $500 million and $150 million term loan facilities under the amendments to our 2011 Credit Facility which occurred in February 2012 and October 2012, respectively, additional borrowings of $36.4 million relating to our refinancing of the 2011 Credit Facility in February 2013, and the issuance in October 2012 of our $550 million 5 1/2% Senior Subordinated Notes due 2020. The weighted average interest rate on total outstanding borrowings at March 30, 2013 was 5.5%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 32.2% for the twenty-six week period ended March 30, 2013 compared to 33.7% for the twenty-six week period ended March 30, 2012. The lower effective tax rate for the twenty-six week period ended March 30, 2013 was primarily due to the retroactive reinstatement of the research and development tax credit and an increased benefit from the domestic manufacturing deduction.

•

Net Income. Net income decreased $4.6 million, or 3.1%, to $142.1 million for the twenty-six week period ended March 30, 2013 compared to net income of $146.7 million for the twenty-six week period ended March 31, 2012, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.91 for the twenty-six week period ended March 30, 2013 and $2.66 per share for the twenty-six week period ended March 31, 2012. Net income for the twenty-six week period ended March 30, 2013 of $142.1 million was decreased by an allocation of dividends on participating securities of $38.1 million, or $0.70 per share, resulting in net income available to common shareholders of $104.0 million. Net income for the twenty-six week period ended March 31, 2012 of $146.7 million was decreased by an allocation of dividends on participating securities of $3.3 million, or $0.06 per share, resulting in net income available to common shareholders of $143.4 million. The decrease in earnings per share of $2.66 per share to $1.91 per share is a result of the factors referred to above.

Backlog

As of March 30, 2013, the Company estimated its sales order backlog at $895 million compared to an estimated sales order backlog of $845 million as of March 31, 2012. The increase in backlog is primarily due to the acquisitions, totaling approximately $6 million, and an increase in orders across existing OEM product lines and to a lesser extent the aftermarket. The majority of the purchase orders outstanding as of March 30, 2013 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of March 30, 2013 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $197.3 million of net cash from operating activities during the twenty-six week period ended March 30, 2013 compared to $165.0 million during the twenty-six week period ended March 31, 2012. The net increase of $32.3 million was due primarily to an increase in income from operations and lower income tax payments offset by higher interest payments during the period.

Investing Activities. Net cash used in investing activities was $14.2 million during the twenty-six week period ended March 30, 2013 consisting primarily of the acquisition and capital expenditures of $24.8 million offset by the cash proceeds on the sale of our equity investment in C-Safe LLC of $10.5 million and cash proceeds from working capital settlement of $0.1 million. Net cash used in investing activities was $842.6 million during the twenty-six week period ended March 31, 2012 consisting primarily of the acquisition of AmSafe and Harco and capital expenditures of $9.1 million.

Financing Activities. Net cash provided by financing activities during the twenty-six week period ended March 30, 2013 was $56.4 million, which comprised $2,191.1 million of net proceeds from our 2013 Credit Facility, $147.4 million of additional net proceeds from the Amendment under our 2011 Credit Facility, $542.0 million of net proceeds from our 5 1/2% Senior Subordinated Notes dues 2020 and $52.9 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $5.5 million repayment on the 2013 Credit Facility, the repayment of our 2011 Credit Facility of $2,169.1 million and $702.4 million of dividend and dividend equivalent payments.

Net cash provided by financing activities during the twenty-six week period ended March 31, 2012 was $503.1 million, which comprised $484.7 million of additional net proceeds from the Amendment under our 2011 Credit Facility and $31.5 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $9.0 million repayment on our 2011 Credit Facility, $3.3 million of dividend equivalent payments and $0.8 million of treasury stock purchased.

Description of Senior Secured Credit Facilities and Indentures

Senior Secured Credit Facilities

In December 2010, TransDigm entered into a senior secured credit facility, which consisted of a $1.55 billion term loan facility and a $245 million revolving credit facility (collectively, the “2010 Credit Facility”). The proceeds of the term loan were used to pay the purchase price of and related transaction expenses associated with an acquisition and repay a portion of the amounts outstanding under the previous senior secured credit facility.

On February 14, 2011, TransDigm Inc. entered into a senior secured credit facility which provided for $1.55 billion term loan facility (the “2011 Credit Facility”), which was fully drawn on February 14, 2011. The 2011 Credit Facility replaced the term loan under the 2010 Credit Facility and modified certain terms of the original agreement including extending the maturity date of the term loan and modifying the interest rate provisions.

On March 25, 2011, TransDigm entered into Amendment No. 1 to the 2010 Credit Facility. The amendment provided for a modification to certain terms of the permitted indebtedness covenant contained in the 2010 Credit Facility to modify the requirements for incurring certain additional senior indebtedness.

On February 15, 2012, TransDigm entered into Amendment No. 1 and an Incremental Term Loan Assumption Agreement to the 2011 Credit Facility. The amendment provides for an additional term loan facility in the aggregate principal amount of $500 million. The additional term loan facility was fully drawn on February 15, 2012. The proceeds of the additional term loan facility were used to pay a portion of the purchase price of and related transaction expenses associated with the acquisition of AmSafe. Also on February 15, 2012 TransDigm entered into an Incremental Revolving Credit Assumption Agreement (the “Assumption Agreement”) to the 2010 Credit Facility, as amended. The Assumption Agreement provided for additional revolving commitments to TransDigm in an aggregate principal amount of $65 million, which resulted in a total revolving credit amount of $310 million.

On October 9, 2012, TransDigm entered into Amendment No. 2 to the 2010 Credit Facility. The amendment provided for a modification to the restricted payment covenant to permit a special dividend in an amount not to exceed $850 million and a modification to the financial covenant ratios in its 2011 Credit Facility. Also on October 9, 2012, TransDigm entered into Amendment No. 2 and an Incremental Term Loan Assumption Agreement to the 2011 Credit Facility. The amendment provided for an additional term loan facility in the aggregate principal amount of $150 million. The additional term loan facility was fully drawn on October 15, 2012.

On February 28, 2013, TransDigm Inc. entered into an Amendment and Restatement Agreement in which TransDigm amended and restated its 2010 Credit Facility and 2011 Credit Facility. The Amendment and Restatement Agreement provides for a $2,200 million new Term Loan Facility, which was fully drawn on February 28, 2013, and a $310 million Revolving Credit Facility (together with the Term Loan Facility, the “2013 Credit Facility”).

The proceeds of the Term Loan Facility were used to repay in full the outstanding term loans under the 2011 Credit Facility and the related transaction expenses associated therewith. The Term Loan Facility consists of two tranches of term loans—tranche B term loans and tranche C term loans, and the Revolving Credit Facility consists of two tranches—revolving A commitments and revolving B commitments. The tranche B term loans consist of $500 million in the aggregate and the tranche C term loans consist of $1,700 million in the aggregate. The tranche B term loans mature on February 14, 2017 and the tranche C term loans mature on February 28, 2020. The Term Loan Facility requires quarterly principal payments of $5.5 million which began on March 28, 2013.

The revolving A commitments consist of $32 million in the aggregate and the revolving B commitments consist of $278 million in the aggregate. The revolving A commitments mature on December 6, 2015 and the revolving B commitments mature on February 28, 2018. At March 30, 2013, the Company had $6.7 million letters of credit outstanding and $303.3 million of borrowings available under the 2013 Credit Facility.

The interest rates per annum applicable to the loans under the 2013 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At March 30, 2013, applicable interest rate on the tranche B term loan was 3.50% and the tranche C term loan was 3.75%.

At March 30, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

All of the indebtedness outstanding under the 2013 Credit Facility is guaranteed by TD Group and all of TransDigm’s current and future domestic restricted subsidiaries (other than immaterial subsidiaries). In addition, the obligations of TransDigm and the guarantors under the 2013 Credit Facility are secured ratably in accordance with each lender’s respective revolving and term loan commitments by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests and certain other assets) of TransDigm and its existing and future domestic restricted subsidiaries (other than immaterial subsidiaries), and a first priority pledge of the capital stock of TransDigm and its subsidiaries (other than foreign subsidiaries and certain domestic subsidiaries, of which 65% of the voting capital stock is pledged).

The term loan facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the 2013 Credit Facility), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ending September 30, 2014, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. In addition, if, prior to February 28, 2014, the principal amount of the term loans are (i) prepaid substantially concurrently with the incurrence by TD Group, TransDigm or any its subsidiaries of new bank loans that have an effective yield lower than the yield in effect on the term loans so prepaid or (ii) received by a lender due to a mandatory assignment following the failure of such lender to consent to an amendment of the 2013 Credit Facility that has the effect of reducing the effective interest rate with respect to the term loans, such prepayment or receipt shall be accompanied by a premium of 1.0%.

The 2013 Credit Facility contains certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates.

The Company recorded refinancing costs of $30.3 million during the thirteen week period ended March 30, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility.

Indentures

In December 2010, TransDigm Inc. issued $1.6 billion in aggregate principal amount of its 7 3/4% Senior Subordinated Notes due 2018 (the “2018 Notes”) at an issue price of 100% of the principal amount. The 2018 Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the Indenture governing the 2018 Notes. Such notes do not require principal payments prior to their maturity in December 2018. Interest under the 2018 Notes is payable semi-annually. TransDigm utilized a portion of the proceeds from the 2018 Notes to repurchase its 7 3/ 4% senior subordinated notes due 2014.

In October 2012, TransDigm Inc. issued $550 million in aggregate principal amount of its 5 1/2% Senior Subordinated Notes due 2020 (“2020 Notes”) at an issue price of 100% of the principal amount. The 2020 Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the Indenture governing the 2020 Notes. Such notes do not require principal payments prior to their maturity in October 2020. Interest under the 2020 Notes is payable semi-annually.

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

Stock Repurchase Program

On August 22, 2011 we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $100 million in the aggregate. At March 30, 2013, the Company had repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million at a weighted-average price per share of $74.87. No repurchases were made under the program during the quarter ended March 30, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At March 30, 2013, we had borrowings under our 2013 Credit Facility of $2.19 billion that were subject to interest rate risk. Borrowings under our 2013 Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our 2013 Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our 2013 Credit Facility by approximately $21.9 million based on the amount of outstanding borrowings at March 30, 2013. The weighted average interest rate on the $2.19 billion of borrowings under our 2013 Credit Facility on March 30, 2012 was 3.9%.

At March 30, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

The fair value of the $2.19 billion aggregate principal amount of borrowings under our 2013 Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loans approximated $2.22 billion at March 30, 2013 based upon information provided to the Company from its agent under the credit facility. The fair value of the $1.60 billion 7 3/ 4% Senior Subordinated Notes due 2018 and our $0.55 billion 5 1/2% Senior Subordinated Notes due 2012 are exposed to the market risk of interest rate changes. The estimated fair value of the 2018 Notes approximated $1.75 billion and the fair value of the 2020 Notes approximated $0.57 billion at March 30, 2013 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of March 30, 2013, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes in TD Group’s internal control over financial reporting that occurred during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, TD Group’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. During the quarter ended March 30, 2013, the Company did not repurchase any shares under the program.

ITEM 6. EXHIBITS

10.1	Amendment and Restatement Agreement, dated as of February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated., Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders listed therein. (Incorporated by reference to Form 8-K filed March 5, 2013)

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 8, 2013

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 8, 2013

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED MARCH 30, 2013

EXHIBIT NO.	DESCRIPTION

10.1	Amendment and Restatement Agreement, dated as of February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated., Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders listed therein. (Incorporated by reference to Form 8-K filed March 5, 2013)

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.