Form 10-Q
period 2013-06-29
TransDigm Group INC
filed 2013-08-07
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 29, 2013.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,540,422 as of July 27, 2013.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	June 29, 2013	September 30, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$269,172	$440,524
Trade accounts receivable - Net	287,895	235,783
Inventories - Net	413,950	320,503
Deferred income taxes	26,849	29,134
Prepaid expenses and other	43,012	24,587

Total current assets	1,040,878	1,050,531

PROPERTY, PLANT AND EQUIPMENT - Net	198,558	172,737
GOODWILL	3,334,598	3,035,502
TRADEMARKS AND TRADE NAMES	485,230	467,614
OTHER INTANGIBLE ASSETS - Net	697,204	655,996
DEBT ISSUE COSTS - Net	43,140	62,190
OTHER	13,052	15,047

TOTAL ASSETS	$5,812,660	$5,459,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$22,000	$20,500
Accounts payable	75,729	74,178
Accrued liabilities	159,721	139,237

Total current liabilities	257,450	233,915

LONG-TERM DEBT	4,317,000	3,598,625
DEFERRED INCOME TAXES	388,695	356,896
OTHER NON-CURRENT LIABILITIES	47,789	51,347

Total liabilities	5,010,934	4,240,783

STOCKHOLDERS’ EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 53,022,577 and 52,157,225 at June 29, 2013 and September 30, 2012, respectively	530	521
Additional paid-in capital	657,870	553,223
Retained earnings	172,636	689,229
Accumulated other comprehensive loss	(13,222)	(8,051)
Treasury stock, at cost; 505,400 shares at June 29, 2013 and September 30, 2012, respectively	(16,088)	(16,088)

Total stockholders’ equity	801,726	1,218,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,812,660	$5,459,617

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 29, 2013 AND JUNE 30, 2012

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

NET SALES	$488,636	$461,660	$1,384,663	$1,237,602

COST OF SALES	219,650	208,358	617,820	548,705

GROSS PROFIT	268,986	253,302	766,843	688,897

SELLING AND ADMINISTRATIVE EXPENSES	82,773	56,097	193,397	147,421
AMORTIZATION OF INTANGIBLE ASSETS	9,489	11,341	29,764	33,119

INCOME FROM OPERATIONS	176,724	185,864	543,682	508,357

INTEREST EXPENSE - Net	62,469	55,393	189,439	156,754

REFINANCING COSTS	—	—	30,281	—

INCOME BEFORE INCOME TAXES	114,255	130,471	323,962	351,603

INCOME TAX PROVISION	37,600	40,025	105,200	114,500

NET INCOME	$76,655	$90,446	$218,762	$237,103

NET INCOME APPLICABLE TO COMMON STOCK	$38,679	$90,446	$142,656	$233,804

Net earnings per share - see Note 5:

Basic and diluted	$0.71	$1.68	$2.62	$4.34
Cash dividends paid per common share	$—	$—	$12.85	$—

Weighted-average shares outstanding:
Basic and diluted	54,506	53,882	54,470	53,882

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 29, 2013 AND JUNE 30, 2012

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net income	$76,655	$90,446	$218,762	$237,103

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	1,435	(5,497)	(5,509)	(6,194)

Interest rate swap agreements, net of tax	882	(1,000)	552	(2,300)

Other	—	—	(214)	—

Other comprehensive income (loss), net of tax	2,317	(6,497)	(5,171)	(8,494)

TOTAL COMPREHENSIVE INCOME	$78,972	$83,949	$213,591	$228,609

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2013

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number of Shares	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Loss	Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2012	52,157,225	$521	$553,223	$689,229	$(8,051)	(505,400)	$(16,088)	$1,218,834

Dividends paid	—	—	—	(699,715)	—	—	—	(699,715)
Unvested dividend equivalent payments	—	—	—	(35,640)	—	—	—	(35,640)
Compensation expense recognized for employee stock options	—	—	45,980	—	—	—	—	45,980
Excess tax benefits related to share-based payment arrangements	—	—	43,785	—	—	—	—	43,785
Exercise of employee stock options	865,055	9	14,837	—	—	—	—	14,846
Common stock issued	297	—	45	—	—	—	—	45
Net income	—	—	—	218,762	—	—	—	218,762
Interest rate swaps, net of tax	—	—	—	—	552	—	—	552
Foreign currency translation adjustments	—	—	—	—	(5,509)	—	—	(5,509)
Other	—	—	—	—	(214)	—	—	(214)

BALANCE, JUNE 29, 2013	53,022,577	$530	$657,870	$172,636	$(13,222)	(505,400)	$(16,088)	$801,726

See notes to condensed consolidated financial statement

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	June 29, 2013	June 30, 2012
OPERATING ACTIVITIES:
Net income	$218,762	$237,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,939	17,387
Amortization of intangible assets	29,896	33,259
Amortization of debt issue costs	8,857	9,143
Refinancing costs	30,281	—
Non-cash equity compensation	45,980	14,393
Excess tax benefits related to share-based payment arrangements	(43,785)	(40,531)
Deferred income taxes	6,776	1,920
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(22,691)	(6,928)
Inventories	(16,762)	(3,698)
Income taxes receivable/payable	31,436	36,635
Other assets	1,861	2,914
Accounts payable	(8,647)	(1,556)
Accrued and other liabilities	(34,868)	(42,218)

Net cash provided by operating activities	267,035	257,823

INVESTING ACTIVITIES:
Capital expenditures	(23,633)	(16,209)
Acquisition of businesses, net of cash acquired	(481,842)	(833,971)
Cash proceeds from sale of investment	10,500	—
Cash proceeds from working capital settlement	134	—

Net cash used in investing activities	(494,841)	(850,180)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	43,785	40,531
Proceeds from exercise of stock options	14,846	12,938
Dividends paid	(702,406)	(3,299)
Proceeds from 2013 credit facility - net	2,190,996	—
Repayment on 2013 credit facility	(11,000)	—
Proceeds from 2011 credit facility - net	147,360	484,316
Repayment on 2011 credit facility	(2,169,125)	(14,125)
Proceeds from senior subordinated notes due 2020 - net	541,944	—
Treasury stock purchased	—	(846)

Net cash provided by financing activities	56,400	519,515

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	54	(623)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(171,352)	(73,465)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	440,524	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$269,172	$302,718

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$206,673	$176,808

Cash paid during the period for income taxes	$67,030	$78,158

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTY-NINE WEEK PERIODS ENDED JUNE 29, 2013 AND JUNE 30, 2012

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2012 included in TD Group’s Form 10-K dated November 16, 2012. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2012 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year.

3.	ACQUISITIONS

Whippany Actuation Systems, LLC – On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed, wholly owned subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”) for approximately $147.8 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Whippany Actuation manufactures proprietary, highly engineered aerospace electromechanical motion control subsystems for civil and military applications, with product offerings including control electronics, motors, high power mechanical transmissions and actuators. These products fit well with TransDigm’s overall business direction. Whippany will be integrated into TransDigm’s Power & Control segment. The Company expects that the approximately $95 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Arkwin Industries, Inc. – On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”), for approximately $285.8 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Arkwin manufactures proprietary, highly engineered aerospace hydraulic and fuel system components for commercial and military aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. Arkwin will be integrated into TransDigm’s Power & Control segment. The Company expects that the approximately $179 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Aerosonic Corporation – On June 5, 2013, Buccaneer Acquisition Sub Inc., a subsidiary of TransDigm Inc., completed the tender offer of a majority of the outstanding stock of Aerosonic Corporation (“Aerosonic”). Buccaneer Acquisition Sub Inc. was subsequently merged into Aerosonic. The aggregate price paid in the tender offer and merger was approximately $39.8 million in cash. Aerosonic designs and manufactures proprietary, highly engineered mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, angle of attack stall warning systems, integrated air data sensors and other aircraft sensors, monitoring systems and flight instrumentation for use on commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Aerosonic will be integrated into TransDigm’s Airframe segment. The Company expects that the approximately $19 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Aero-Instruments Co., LLC – On September 17, 2012, TransDigm Inc. acquired all of the outstanding equity interests in Aero-Instruments Co., LLC (“Aero-Instruments”), for approximately $34.6 million in cash, which includes a purchase price adjustment of $0.1 million received in the first quarter of fiscal 2013. Aero-Instruments designs and manufactures highly engineered air data sensors including pitot probes, pitot-static probes, static pressure ports, angle of attack, temperature sensors and flight test equipment for use primarily in the business jet and helicopter markets. These products fit well with TransDigm’s overall business direction. Aero-Instruments will be integrated into TransDigm’s Power & Control segment. The Company expects that the approximately $22 million of goodwill recognized for the acquisition will be deductible for tax purposes.

AmSafe Global Holdings, Inc. – On February 15, 2012, TransDigm Inc. acquired all of the outstanding stock of AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The majority of AmSafe product lines were integrated into TransDigm’s Airframe segment, and the remaining product lines were integrated into the Non-aviation segment. The distribution business acquired as part of AmSafe was sold on August 16, 2012 for approximately $17.8 million in cash, which includes a working capital adjustment of $0.1 million received in the first quarter of fiscal 2013. The equity investment in C-Safe LLC acquired as part of AmSafe was sold in October 2012 for approximately $16.4 million, which consisted of $5.0 million in cash at closing and an $11.4 million short-term note receivable, of which $5.5 million was collected in the second quarter of fiscal 2013.

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

Harco Laboratories, Incorporated – On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $83.3 million in cash, which includes a purchase price adjustment of $0.4 million paid in the second quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. Harco was integrated into TransDigm’s Power & Control segment. The Company expects that the approximately $56 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Whippany Actuation, Arkwin, Aerosonic and Aero-Instruments; therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirteen and thirty-nine week periods ended June 29, 2013 or June 30, 2012, are not significant and, accordingly, are not provided.

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

In September 2011, the FASB issued authoritative accounting guidance included in ASC Topic 350, “Intangibles—Goodwill and Other.” This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for the Company for its annual goodwill impairment testing for the year ending September 30, 2013. The Company does not expect this guidance to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

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

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator for earnings per share:
Net income	$76,655	$90,446	$218,762	$237,103
Less dividends on participating securities	(37,976)	—	(76,106)	(3,299)

Net income applicable to common stock - basic and diluted	$38,679	$90,446	$142,656	$233,804

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,439	51,116	52,147	50,815
Vested options deemed participating securities	2,067	2,766	2,323	3,067

Total shares for basic and diluted earnings per share	54,506	53,882	54,470	53,882

Basic and diluted earnings per share	$0.71	$1.68	$2.62	$4.34

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 5% of the inventory was valued under the LIFO method at June 29, 2013.

Inventories consist of the following (in thousands):

	June 29, 2013	September 30, 2012
Raw materials and purchased component parts	$265,631	$203,809
Work-in-progress	130,329	102,645
Finished Goods	70,843	48,395

Total	466,803	354,849
Reserves for excess and obsolete inventory and LIFO	(52,853)	(34,346)

Inventories - net	$413,950	$320,503

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	June 29, 2013			September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$790,318	$131,646	$658,672	$723,231	$105,995	$617,236
Order backlog	6,783	3,452	3,331	5,910	3,965	1,945
Other	43,403	8,202	35,201	43,343	6,528	36,815

Total	$840,504	$143,300	$697,204	$772,484	$116,488	$655,996

Intangible assets acquired during the thirty-nine week period ended June 29, 2013 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$298,947
Trademarks and trade names	23,850

	322,797

Intangible assets subject to amortization:
Technology	69,950	20 years
Order backlog	3,600	1 year

	73,550	19.1 years

Total	$396,347

The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended June 29, 2013 and June 30, 2012 was approximately $29.9 million and $33.3 million, respectively. The estimated amortization expense is $40.7 million for fiscal 2013, $42.1 million for fiscal 2014 and $39.7 million for each of the four succeeding years 2015 through 2018.

The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2012 through June 29, 2013 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance, September 30, 2012	$1,274,703	$1,711,214	$49,585	$3,035,502
Goodwill acquired during the year	274,739	18,723	5,485	298,947
Other	7,404	(7,255)	—	149

Balance, June 29, 2013	$1,556,846	$1,722,682	$55,070	$3,334,598

8.	DEBT

The Company’s long-term debt consists of the following (in thousands):

	June 29, 2013	September 30, 2012
Term loans	$2,189,000	$2,019,125
Senior Subordinated Notes due 2018	1,600,000	1,600,000
Senior Subordinated Notes due 2020	550,000	—

	4,339,000	3,619,125
Less current portion	22,000	20,500

Long-term debt	$4,317,000	$3,598,625

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

Amended and Restated Credit Facility - On February 28, 2013, TransDigm Inc. entered into an Amendment and Restatement Agreement (the “Amendment and Restatement Agreement”) in which TransDigm amended and restated its 2010 Credit Facility and 2011 Credit Facility. The Amendment and Restatement Agreement provides for a $2,200 million term loan facility (the “Term Loan Facility”), which was fully drawn on February 28, 2013, and a $310 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “2013 Credit Facility”).

The proceeds of the Term Loan Facility were used to repay in full the outstanding term loans under the 2011 Credit Facility and the related transaction expenses associated therewith. The Term Loan Facility consists of two tranches of term loans—tranche B term loans and tranche C term loans, and the Revolving Credit Facility consists of two tranches—revolving A commitments and revolving B commitments. The tranche B term loans consist of $500 million in the aggregate and the tranche C term loans consist of $1,700 million in the aggregate. The tranche B term loans mature on February 14, 2017 and the tranche C term loans mature on February 28, 2020. The Term Loan Facility requires quarterly principal payments of $5.5 million which began on March 28, 2013. The revolving A commitments consist of $32 million in the aggregate and the revolving B commitments consist of $278 million in the aggregate. The revolving A commitments mature on December 6, 2015 and the revolving B commitments mature on February 28, 2018. At June 29, 2013, the Company had $7.6 million letters of credit outstanding and $302.4 million of borrowings available under the 2013 Credit Facility.

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

The interest rates per annum applicable to the loans under the 2013 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At June 29, 2013 the applicable interest rate was 3.50% on the tranche B term loan and 3.75% on the tranche C term loan.

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

The Company recorded refinancing costs of $30.3 million during the thirty-nine week period ended June 29, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility.

Issuance of Senior Subordinated Notes - On October 15, 2012 TransDigm Inc. issued $550 million in aggregate principal amount of its 5 1/2% Senior Subordinated Notes due 2020 (the “2020 Notes”) at an issue price of 100% of the principal amount. The 2020 Notes bear interest at the rate of 5 1/2 % per annum, which accrues from October 15, 2012 and is payable semiannually in arrears on April 15 and October 15 of each year, which began on April 15, 2013. The 2020 Notes mature on October 15, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2020 notes.

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

During July 2013 the Company made $38.0 million of dividend equivalent payments related to the October 2009 special cash dividend payment of $7.65 per share and the October 2012 special cash dividend payment of $12.85 per share for unvested options granted prior to October 1, 2011 that become fully vested under the market sweep provisions thereof.

9.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended June 29, 2013 and June 30, 2012, the effective income tax rate was 32.9% and 30.7%, respectively. The lower effective tax rate for the thirteen week period ended June 30, 2012 was primarily due to discrete items related to IRS settlements and adjustments resulting from the filing of the previous year’s federal tax return. During the thirty-nine week periods ended June 29, 2013 and June 30, 2012, the effective income tax rate was 32.5% and 32.6%, respectively. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction.

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

At June 29, 2013 and September 30, 2012, TD Group had $7.1 million and $6.9 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $6.5 million and $6.3 million on the effective tax rate at June 29, 2013 and September 30, 2012, respectively. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		June 29, 2013		September 30, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$269,172	$269,172	$440,524	$440,524
Liabilities:
Interest rate swap agreements (1)	2	7,700	7,700	9,800	9,800
Long-term debt:
Term loans	2	2,189,000	2,162,000	2,019,125	2,037,000
7 3/4% Senior Subordinated Notes due 2018	1	1,600,000	1,680,000	1,600,000	1,696,000
5 1/2% Senior Subordinated Notes due 2020	1	550,000	512,000	—	—

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

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

At June 29, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

In conjunction with the refinancing of the 2011 Credit Facility, the Company no longer designated the interest rate swap agreements as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s equity will be amortized into earnings over the remaining period of the swap agreements. The net after-tax loss included in accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the swap agreement was $5.6 million at June 29, 2013.

12.	STOCK-BASED COMPENSATION

In connection with the $12.85 special cash dividend paid in November 2012, in order to take into account the earlier return of capital, the TD Group compensation committee adjusted the market-based vesting features in outstanding options pursuant to the authority granted to the committee under the TD Group stock incentive plan. Under this “market sweep” provision, unvested options granted prior to October 1, 2011 would accelerate and become fully vested if the closing price of the Company’s common stock exceeded $147.15 per share (previously $160 per share) on any 60 trading days during any consecutive 12-month period commencing March 1, 2013 and unvested options granted in fiscal 2012 would accelerate and become fully vested if the closing price of the Company’s common stock exceeded $157.15 per share (previously $170 per share) on any 60 trading days during any consecutive 12-month period commencing two years from the date of grant. Options granted in fiscal 2013 do not contain such accelerated vesting provision.

During June 2013, a total of 2,409,420 unvested options granted prior to October 1, 2011 with a weighted-average exercise price per option of $58.35 became fully vested under the market sweep provision. Due to the accelerated vesting, the Company recorded additional stock compensation expense of $24.5 million representing costs that would have been recognized over the remaining requisite service period of the award. In conjunction with the accelerated vesting under the market sweep provision, in July 2013 the Company made $38.0 million of dividend equivalent payments related to the October 2009 special cash dividend payment of $7.65 per share and the October 2012 special cash dividend payment of $12.85 per share for unvested options granted prior to October 1, 2011 that became fully vested.

13.	SEGMENT INFORMATION

During TransDigm’s third quarter ended June 29, 2013, the Company changed its internal management structure and its reporting structure of financial information used to assess performance and allocate resources. The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.

The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Primary customers of this segment are airframe manufacturers and cabin system suppliers and sub system suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Primary customers of this segment are off road vehicle suppliers and sub system suppliers, child restraint system suppliers, satellite and space system suppliers and fueling system components primarily for the mining industry.

The primary measurements used by management to review and assess the operating performance of each segment are segment net sales, segment EBITDA As Defined and related margin percentage of segment net sales. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items including refinancing costs, acquisition-related costs, transaction-related costs and non-cash compensation charges incurred in connection with the Company’s stock option plans. Acquisition-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction related costs comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.

EBITDA As Defined is not a measurement of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Although we use EBITDA As Defined to assess the performance of our business and for various other purposes, the use of this non-GAAP financial measure as an analytical tool has limitations, and you should not consider it in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP.

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The accounting policies for each segment are the same as those described in the summary of significant accounting policies in the Company’s consolidated financial statements. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation. Intersegment sales were insignificant for the periods presented below.

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales to external customers
Power & Control	$218,024	$207,020	$615,898	$574,691
Airframe	244,095	230,156	695,325	611,183
Non-aviation	26,517	24,484	73,440	51,728

	$488,636	$461,660	$1,384,663	$1,237,602

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
EBITDA As Defined
Power & Control	$115,410	$113,161	$327,725	$305,696
Airframe	116,230	105,638	325,671	292,279
Non-aviation	6,308	5,767	16,504	16,091

Total segment EBITDA As Defined	237,948	224,566	669,900	614,066
Unallocated corporate expenses	6,063	7,885	17,847	20,129

Total Company EBITDA As Defined	231,885	216,681	652,053	593,937

Depreciation and amortization	16,062	17,616	49,835	50,645
Interest expense - net	62,469	55,393	189,439	156,754
Acquisition-related costs	7,381	7,343	12,556	20,542
Stock option expense	31,718	5,858	45,980	14,393
Refinancing costs	—	—	30,281	—

Income from continuing operations before income taxes	$114,255	$130,471	$323,962	$351,603

The following table presents total assets by segment (in thousands):

	June 29, 2013	September 30, 2012
Total assets
Power & Control	$2,366,529	$1,896,300
Airframe	2,960,152	2,932,229
Non-aviation	129,670	118,520
Corporate	356,309	512,568

	$5,812,660	$5,459,617

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

14.	SUBSEQUENT EVENTS

Amendment No. 1 to Amended and Restated Credit Agreement - On July 1, 2013, TransDigm Inc. entered into Amendment No. 1 (the “Amendment”) to the 2013 Credit Facility. The Amendment permits, among other things, a special dividend of up to $1.9 billion to the holders of TD Group’s common stock, par value $.01 per share, the issuance of the 2021 Notes (as defined below), certain changes to certain negative covenants under the 2013 Credit Facility, a modification to the financial covenant contained in the Revolving Credit Facility established pursuant to the 2013 Credit Facility and a modification to the incremental term loan facility established pursuant to the 2013 Credit Facility by excluding the Incremental Term Facility (as defined below) from the calculation of the availability thereunder.

Incremental Term Loan Assumption Agreement - On July 1, 2013, in accordance with the terms of the 2013 Credit Facility, TransDigm Inc. entered into an Incremental Term Loan Assumption Agreement (the “Term Loan Assumption Agreement”). The Term Loan Assumption Agreement provides for incremental term loans in the form of additional Tranche C Term Loans in the aggregate principal amount of $900 million (the “Incremental Term Facility”). The Incremental Term Facility was fully drawn on July 1, 2013. The terms and conditions that apply to the Incremental Term Facility are substantially the same as the terms and conditions that apply to the existing tranche C term loans under the 2013 Credit Facility.

Issuance of Senior Subordinated Notes - On July 1, 2013, TransDigm issued $500 million in aggregate principal amount of its 7 1/2% Senior Subordinated Notes due 2021 (the “2021 Notes”) at an issue price of 100% of the principal amount. The 2021 Notes bear interest at the rate of 7 1/2% per annum, which accrues from July 1, 2013 and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2014. The 2021 Notes mature on July 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2021 Notes.

The 2021 Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the 2021 Notes. The 2021 Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its wholly-owned domestic subsidiaries named in the Indenture. The guarantees of the 2021 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2021 Notes. The 2021 Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.

Special Cash Dividend - On July 3, 2013 the Company’s board of directors authorized and declared a special cash dividend of $22.00 on each outstanding share of common stock and cash dividend equivalent payments under certain of its stock option plans. The special cash dividend amounting to approximately $1,155.8 million in the aggregate and dividend equivalent payments amounting to approximately $95.1 million in the aggregate were paid on or about July 25, 2013.

15.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 7 3/4% Senior Subordinated Notes due 2018 and 5 1/2% Senior Subordinated Notes due 2020 are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% owned Domestic Restricted Subsidiaries, as defined in the indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of June 29, 2013 and September 30, 2012 and its statements of income and cash flows for the thirty-nine week periods ended June 29, 2013 and June 30, 2012 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 29, 2013

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,605	$236,765	$10,296	$16,506	$—	$269,172
Trade accounts receivable - Net	—	17,693	252,030	19,427	(1,255)	287,895
Inventories - Net	—	27,269	360,555	26,949	(823)	413,950
Deferred income taxes	—	23,255	3,594	—	—	26,849
Prepaid expenses and other	—	26,600	12,260	4,152	—	43,012

Total current assets	5,605	331,582	638,735	67,034	(2,078)	1,040,878

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	796,121	5,234,312	2,369,106	71,767	(8,471,306)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,510	169,346	13,702	—	198,558
GOODWILL	—	90,502	3,163,930	80,166	—	3,334,598
TRADEMARKS AND TRADE NAMES	—	19,377	435,155	30,698	—	485,230
OTHER INTANGIBLE ASSETS - Net	—	7,675	658,247	31,282	—	697,204
DEBT ISSUE COSTS - Net	—	43,140	—	—	—	43,140
OTHER	—	2,593	9,920	535	4	13,052

TOTAL ASSETS	$801,726	$5,744,691	$7,444,439	$295,184	$(8,473,380)	$5,812,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$22,000	$—	$—	$—	$22,000
Accounts payable	—	9,454	57,970	9,559	(1,254)	75,729
Accrued liabilities	—	72,554	78,564	8,603	—	159,721

Total current liabilities	—	104,008	136,534	18,162	(1,254)	257,450

LONG-TERM DEBT	—	4,317,000	—	—	—	4,317,000
DEFERRED INCOME TAXES	—	388,764	(69)	—	—	388,695
OTHER NON-CURRENT LIABILITIES	—	20,795	25,730	1,264	—	47,789

Total liabilities	—	4,830,567	162,195	19,426	(1,254)	5,010,934

STOCKHOLDERS’ EQUITY	801,726	914,124	7,282,244	275,758	(8,472,126)	801,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$801,726	$5,744,691	$7,444,439	$295,184	$(8,473,380)	$5,812,660

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,100	$406,891	$4,494	$9,039	$—	$440,524
Trade accounts receivable - Net	—	12,261	207,537	17,486	(1,501)	235,783
Inventories - Net	—	23,410	272,180	25,397	(484)	320,503
Deferred income taxes	—	29,134	—	—	—	29,134
Prepaid expenses and other	—	9,585	12,626	2,376	—	24,587

Total current assets	20,100	481,281	496,837	54,298	(1,985)	1,050,531

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	1,198,734	4,720,602	2,055,938	43,745	(8,019,019)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,685	144,177	12,875	—	172,737
GOODWILL	—	85,680	2,872,483	77,339	—	3,035,502
TRADEMARKS AND TRADE NAMES	—	19,377	416,490	31,747	—	467,614
OTHER INTANGIBLE ASSETS - Net	—	8,151	614,225	33,620	—	655,996
DEBT ISSUE COSTS - Net	—	62,190	—	—	—	62,190
OTHER	—	2,750	(27,249)	39,546	—	15,047

TOTAL ASSETS	$1,218,834	$5,395,716	$6,572,901	$293,170	$(8,021,004)	$5,459,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$20,500	$—	$—	$—	$20,500
Accounts payable	—	10,068	54,054	11,553	(1,497)	74,178
Accrued liabilities	—	68,808	64,250	6,179	—	139,237

Total current liabilities	—	99,376	118,304	17,732	(1,497)	233,915
LONG-TERM DEBT	—	3,598,625	—	—	—	3,598,625
DEFERRED INCOME TAXES	—	356,896	—	—	—	356,896
OTHER NON-CURRENT LIABILITIES	—	24,083	26,480	784	—	51,347

Total liabilities	—	4,078,980	144,784	18,516	(1,497)	4,240,783

STOCKHOLDERS’ EQUITY	1,218,834	1,316,736	6,428,117	274,654	(8,019,507)	1,218,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,218,834	$5,395,716	$6,572,901	$293,170	$(8,021,004)	$5,459,617

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2013

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$82,303	$1,221,613	$85,700	$(4,953)	$1,384,663

COST OF SALES	—	50,405	512,993	58,917	(4,495)	617,820

GROSS PROFIT	—	31,898	708,620	26,783	(458)	766,843

SELLING AND ADMINISTRATIVE EXPENSES	—	73,645	106,581	13,171	—	193,397
AMORTIZATION OF INTANGIBLE ASSETS	—	468	27,986	1,310	—	29,764

INCOME (LOSS) FROM OPERATIONS	—	(42,215)	574,053	12,302	(458)	543,682
INTEREST EXPENSE - Net	—	186,542	1,988	909	—	189,439
REFINANCING COSTS	—	30,281	—	—	—	30,281
EQUITY IN INCOME OF SUBSIDIARIES	(218,762)	(372,374)	—	—	591,136	—

INCOME BEFORE INCOME TAXES	218,762	113,336	572,065	11,393	(591,594)	323,962

INCOME TAX PROVISION (BENEFIT)	—	(105,426)	205,974	4,652	—	105,200

NET INCOME	$218,762	$218,762	$366,091	$6,741	$(591,594)	$218,762

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2013

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(114,719)	$371,939	$4,437	$5,378	$267,035

INVESTING ACTIVITIES:
Capital expenditures	—	(1,520)	(20,304)	(1,809)	—	(23,633)
Acquisition of business, net of cash acquired		(481,842)	—	—	—	(481,842)
Cash proceeds from sale of investment	—	10,500	—	—	—	10,500
Cash proceeds from working capital settlement	—	134	—	—	—	134

Net cash used in investing activities	—	(472,728)	(20,304)	(1,809)	—	(494,841)

FINANCING ACTIVITIES:
Intercompany activities	629,280	(282,854)	(345,833)	4,785	(5,378)	—
Excess tax benefits related to share-based payment arrangements	43,785	—	—	—	—	43,785
Proceeds from exercise of stock options	14,846	—	—	—	—	14,846
Dividends paid	(702,406)	—	—	—	—	(702,406)
Proceeds from 2013 credit facility - net	—	2,190,996	—	—	—	2,190,996
Repayment on 2013 credit facility	—	(11,000)	—	—	—	(11,000)
Proceeds from 2011 credit facility - net	—	147,360	—	—	—	147,360
Repayment on 2011 credit facility	—	(2,169,125)	—	—	—	(2,169,125)
Proceeds from senior subordinated notes due 2020 - net	—	541,944	—	—	—	541,944

Net cash provided by (used in) financing activities	(14,495)	417,321	(345,833)	4,785	(5,378)	56,400

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	54	—	54

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,495)	(170,126)	5,802	7,467	—	(171,352)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,100	406,891	4,494	9,039	—	440,524

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,605	$236,765	$10,296	$16,506	$—	$269,172

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2012

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(98,665)	$348,628	$5,122	$2,738	$257,823

INVESTING ACTIVITIES:
Capital expenditures	—	(1,164)	(14,301)	(744)	—	(16,209)
Acquisition of businesses, net of cash acquired	—	(833,971)	—	—	—	(833,971)

Net cash used in investing activities	—	(835,135)	(14,301)	(744)	—	(850,180)

FINANCING ACTIVITIES:
Intercompany activities	(51,104)	383,840	(325,578)	(4,420)	(2,738)	—
Excess tax benefits related to share-based payment arrangements	40,531	—	—	—	—	40,531
Proceeds from exercise of stock options	12,938	—	—	—	—	12,938
Dividends paid	(3,299)	—	—	—	—	(3,299)
Proceeds from 2011 credit facility-net	—	484,316	—	—	—	484,316
Repayment on 2011 credit facility	—	(14,125)	—	—	—	(14,125)
Treasury stock purchased	(846)	—	—	—	—	(846)

Net cash provided by (used in) financing activities	(1,780)	854,031	(325,578)	(4,420)	(2,738)	519,515

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(623)	—	(623)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,780)	(79,769)	8,749	(665)	—	(73,465)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	360,074	2,115	8,299	—	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,915	$280,305	$10,864	$7,634	$—	$302,718

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

For the third quarter of fiscal 2013, we generated net sales of $488.6 million and net income of $76.7 million. EBITDA As Defined was $231.9 million, or 47.5% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions

Whippany Actuation Systems, LLC Acquisition

On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed, wholly owned subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”) for approximately $147.8 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Whippany Actuation manufactures proprietary, highly engineered aerospace electromechanical motion control subsystems for civil and military applications, with product offerings including control electronics, motors, high power mechanical transmissions and actuators. These products fit well with TransDigm’s overall business direction. Whippany will be integrated into TransDigm’s Power & Control segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Whippany Actuation, and therefore the condensed consolidated financial statements at June 29, 2013 reflect a preliminary purchase price allocation for the business.

Arkwin Industries, Inc. Acquisition

On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”), for approximately $285.8 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Arkwin manufactures proprietary, highly engineered aerospace hydraulic and fuel system components for commercial and military aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. Arkwin will be integrated into TransDigm’s Power & Control segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Arkwin, and therefore the condensed consolidated financial statements at June 29, 2013 reflect a preliminary purchase price allocation for the business.

Aerosonic Corporation Acquisition

On June 5, 2013, Buccaneer Acquisition Sub Inc., a subsidiary of TransDigm Inc., completed the tender offer of a majority of the outstanding stock of Aerosonic Corporation (“Aerosonic”). Buccaneer Acquisition Sub Inc. was subsequently merged into Aerosonic. The aggregate price paid in the tender offer and merger was approximately $39.8 million in cash. Aerosonic designs and manufactures proprietary, highly engineered mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, angle of attack stall warning systems, integrated air data sensors and other aircraft sensors, monitoring systems and flight instrumentation for use on commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Aerosonic will be integrated into TransDigm’s Airframe segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Aerosonic, and therefore the condensed consolidated financial statements at June 29, 2013 reflect a preliminary purchase price allocation for the business.

Aero-Instruments Co., LLC Acquisition

On September 17, 2012, TransDigm Inc. acquired all of the outstanding equity interests in Aero-Instruments Co., LLC (“Aero-Instruments”), for approximately $34.6 million in cash, which includes a purchase price adjustment of $0.1 million received in the first quarter of fiscal 2013. Aero-Instruments designs and manufactures highly engineered air data sensors including pitot probes, pitot-static probes, static pressure ports, angle of attack, temperature sensors and flight test equipment for use primarily in the business jet and helicopter markets. These products fit well with TransDigm’s overall business direction. Aero-Instruments will be integrated into TransDigm’s Power & Control segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Aero-Instruments, and therefore the condensed consolidated financial statements at June 29, 2013 reflect a preliminary purchase price allocation for the business.

AmSafe Global Holdings, Inc. Acquisition

On February 15, 2012, TransDigm Inc. acquired all of the outstanding stock of AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The majority of AmSafe product lines were integrated into TransDigm’s Airframe segment, and the remaining product lines were integrated into the Non-aviation segment. The distribution business acquired as part of AmSafe was sold on August 16, 2012 for approximately $17.8 million in cash, which includes a working capital adjustment of $0.1 million received in the first quarter of fiscal 2013. The equity investment in C-Safe LLC acquired as part of AmSafe was sold in October 2012 for approximately $16.4 million, which consisted of $5.0 million in cash at closing and an $11.4 million short term note receivable, of which $5.5 million was collected in the second quarter of fiscal 2013.

Harco Laboratories Acquisition

On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $83.3 million in cash, which includes a purchase price adjustment of $0.4 million paid in the second quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. Harco was integrated into TransDigm’s Power & Control segment.

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

Our management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because securities analysts, investors, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because our revolving credit facility under our senior secured credit facility requires compliance, on a pro forma basis, with a financial covenant that measures the ratio of the amount of our secured indebtedness to the amount of our Consolidated EBITDA defined in the same manner as we define EBITDA As Defined herein. This financial covenant is a material term of our senior secured credit facility as the failure to comply with such financial covenant could result in an event of default in respect of the revolving credit facility (and such an event of default could, in turn, result in an event of default under the indentures governing our 7 3/4% Senior Subordinated Notes due 2018, 5 1/2% Senior Subordinated Notes due 2020 and our 7 1/2% Senior Subordinated Notes due 2021).

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net income	$76,655	$90,446	$218,762	$237,103
Adjustments:
Depreciation and amortization expense	16,062	17,616	49,835	50,645
Interest expense, net	62,469	55,393	189,439	156,754
Income tax provision	37,600	40,025	105,200	114,500

EBITDA	192,786	203,480	563,236	559,002
Adjustments:
Inventory purchase accounting adjustments(1)	1,067	4,274	1,957	12,733
Acquisition integration costs(2)	874	2,458	3,820	5,842
Acquisition transaction-related expenses(3)	5,440	611	6,779	4,759
Other acquisition accounting adjustments	—	—	—	(2,792)
Non-cash compensation costs(4)	31,718	5,858	45,980	14,393
Refinancing costs(5)	—	—	30,281	—

EBITDA As Defined	$231,885	$216,681	$652,053	$593,937

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.
(5)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirty-Nine Week Period Ended
	June 29,	June 30,
	2013	2012
	(in thousands)
Net Cash Provided by Operating Activities	$267,035	$257,823
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	49,671	14,851
Interest expense, net (1)	180,582	147,610
Income tax provision - current	98,424	112,580
Non-cash equity compensation (2)	(45,980)	(14,393)
Excess tax benefit from exercise of stock options	43,785	40,531
Refinancing costs (6)	(30,281)	—

EBITDA	563,236	559,002
Adjustments:
Inventory purchase accounting adjustments (3)	1,957	12,733
Acquisition integration costs (4)	3,820	5,842
Acquisition transaction-related expenses (5)	6,779	4,759
Other acquisition related expenses	—	(2,792)
Stock option expense (2)	45,980	14,393
Refinancing costs (6)	30,281	—

EBITDA As Defined	$652,053	$593,937

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option plans.
(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(6)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2012. There have been no significant changes to our critical accounting policies during the thirty-nine week period ended June 29, 2013.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	June 29, 2013	% of Sales	June 30, 2012	% of Sales
Net sales	$488,636	100.0%	$461,660	100.0%
Cost of sales	219,650	45.0	208,358	45.1
Selling and administrative expenses	82,773	16.9	56,097	12.2
Amortization of intangible assets	9,489	1.9	11,341	2.5

Income from operations	176,724	36.2	185,864	40.3
Interest expense, net	62,469	12.8	55,393	12.0
Income tax provision	37,600	7.7	40,025	8.7

Net income	$76,655	15.7%	$90,446	19.6%

	Thirty-Nine Week Periods Ended
	June 29, 2013	% of Sales	June 30, 2012	% of Sales
Net sales	$1,384,663	100.0%	$1,237,602	100.0%
Cost of sales	617,820	44.6	548,705	44.3
Selling and administrative expenses	193,397	14.0	147,421	11.9
Amortization of intangible assets	29,764	2.1	33,119	2.7

Income from operations	543,682	39.3	508,357	41.1
Interest expense, net	189,439	13.7	156,754	12.7
Refinancing costs	30,281	2.2	—	—
Income tax provision	105,200	7.6	114,500	9.3

Net income	$218,762	15.8%	$237,103	19.2%

Changes in Results of Operations

Thirteen week period ended June 29, 2013 compared with the thirteen week period ended June 30, 2012.

Total Company

•

Net Sales. Net organic sales, acquisition sales and sales of the AmSafe distribution business, which was acquired as part of AmSafe on February 15, 2012 and sold on August 16, 2012, and the related dollar and percentage changes for the thirteen week periods ended June 29, 2013 and June 30, 2012 were as follows (amounts in millions):

	Thirteen Week Periods Ended		Change	% Change Total Sales
	June 29, 2013	June 30, 2012
Organic sales	$473.8	$452.9	$20.9	4.5%
Acquisition sales	14.8	—	14.8	3.2%
AmSafe distribution sales	—	8.8	(8.8)	-1.9%

	$488.6	$461.7	$26.9	5.8%

Organic sales for the quarter ended June 29, 2013 includes a favorable commercial OEM retroactive contract pricing adjustment of approximately $2 million. Organic sales for the quarter ended June 30, 2012 includes a favorable commercial aftermarket retroactive contract pricing adjustment of approximately $6 million.

Excluding the impact of the retroactive contract pricing adjustments and the AmSafe distribution sales indicated above, commercial OEM sales increased $12.1 million, or an increase of 9.5%, commercial aftermarket sales increased $5.2 million, or an increase of 2.8%, and defense sales increased $9.2 million, or an increase of 8.7%, for the quarter ended June 29, 2013 compared to the quarter ended June 30, 2012.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was mainly attributable to the acquisitions of Arkwin and Aerosonic in fiscal 2013 and Aero-Instruments in fiscal 2012.

•

Cost of Sales and Gross Profit. Cost of sales increased by $11.3 million, or 5.4%, to $219.7 million for the quarter ended June 29, 2013 compared to $208.4 million for the quarter ended June 30, 2012. Cost of sales and the related percentage of total sales for the thirteen week periods ended June 29, 2013 and June 30, 2012 were as follows (amounts in millions):

	Thirteen Week Periods Ended		Change	% Change
	June 29, 2013	June 30, 2012
Cost of sales—excluding acquisition-related costs below	$212.8	$200.7	$12.2	6.1%
% of total sales	43.6%	43.5%

Inventory purchase accounting adjustments	1.1	4.3	(3.2)	-75.0%
% of total sales	0.2%	0.9%

Acquisition integration costs	1.0	2.5	(1.5)	-60.8%
% of total sales	0.2%	0.6%

Stock compensation expense	4.8	0.9	3.9	441.3%
% of total sales	1.0%	0.2%

Total cost of sales	$219.7	$208.4	$11.3	5.4%

% of total sales	45.0%	45.1%

Gross profit	$269.0	$253.3	$15.7	6.2%

Gross profit percentage	55.0%	54.9%

The increase in the dollar amount of cost of sales during the thirteen week period ended June 29, 2013 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth and higher stock compensation expense related to the accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011 offset by lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales increased by 0.1 percentage points to 55.0% for the thirteen week period ended June 29, 2013 from 54.9% for the thirteen week period ended June 30, 2012. The dollar amount of gross profit increased by $15.7 million, or 6.2%, for the quarter ended June 29, 2013 compared to the comparable quarter last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $6 million for the quarter ended June 29, 2013, which represented gross profit of approximately 41% of the acquisition sales.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $5 million.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $12 million for the quarter ended June 29, 2013.

•

The gross profit increase described above was partially offset by higher stock compensation expense of $4 million mainly due to the accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $26.7 million to $82.8 million, or 16.9% of sales, for the thirteen week period ended June 29, 2013 from $56.1 million, or 12.2% of sales, for the thirteen week period ended June 30, 2012. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended June 29, 2013 and June 30, 2012 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 29, 2013	June 30, 2012	Change	% Change

Selling and administrative expenses— excluding costs below	$50.5	$50.6	$(0.1)	-0.2%
% of total sales	10.3%	11.0%

Stock compensation expense	27.0	5.0	22.0	441.5%
% of total sales	5.5%	1.1%

Acquisition related expenses	5.3	0.5	4.8	910.8%
% of total sales	1.1%	0.1%

Total selling and administrative expenses	$82.8	$56.1	$26.7	47.6%

% of total sales	16.9%	12.2%

The increase in the dollar amount of selling and administrative expenses during the quarter ended June 29, 2013 is primarily due to additional stock compensation expense of approximately $21 million recorded in June 2013 related to the accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011. In addition, selling and administrative expenses during the quarter ended June 29, 2013 increased due to higher acquisition related expenses of approximately $5 million as shown in the table above.

•

Amortization of Intangibles. Amortization of intangibles decreased to $9.5 million for the quarter ended June 29, 2013 from $11.3 million for the comparable quarter last year. The net decrease of $1.8 million was primarily due to order backlog relating to prior acquisitions becoming fully amortized partially offset by increased amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $7.1 million, or 12.8%, to $62.5 million for the quarter ended June 29, 2013 from $55.4 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $4.34 billion for the quarter ended June 29, 2013 and approximately $3.63 billion for the quarter ended June 30, 2012. The increase in borrowings was due to the additional $150 million term loan facility under the amendment to our 2011 Credit Facility which occurred in October 2012, additional borrowings of $36.4 million relating to our refinancing of the 2011 Credit Facility in February 2013, and the issuance in October 2012 of our $550 million 5 1/2% Senior Subordinated Notes due 2020.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 32.9% for the quarter ended June 29, 2013 compared to 30.7% for the quarter ended June 30, 2012. The lower effective tax rate for the thirteen week period ended June 30, 2012 was primarily due to discrete items related to IRS settlements and adjustments resulting from the filing of the previous year’s federal tax return.

•

Net Income. Net income decreased $13.8 million, or 15.2%, to $76.7 million for the quarter ended June 29, 2013 compared to net income of $90.4 million for the quarter ended June 30, 2012. The decrease in net income was primarily due to the after-tax additional stock compensation expense recorded in June 2013 of $16.5 million, or $0.30 per share, related to the accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011.

•

Earnings per Share. The basic and diluted earnings per share were $0.71 for the quarter ended June 29, 2013 and $1.68 per share for the quarter ended June 30, 2012. Net income for the thirteen week period ended June 29, 2013 of $76.7 million was decreased by an allocation of dividends on participating securities of $38.0 million, or $0.70 per share, resulting in net income available to common shareholders of $38.7 million. The decrease in earnings per share of $1.68 per share to $0.71 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended June 29, 2013 and June 30, 2012 as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 29, 2013	% of Sales	June 30, 2012	% of Sales	Change	% Change
Power & Control	$218.0	44.6%	$207.0	44.8%	$11.0	5.3%
Airframe	244.1	50.0%	230.2	49.9%	13.9	6.0%
Non-aviation	26.5	5.4%	24.5	5.3%	2.0	8.2%

	$488.6	100.0%	$461.7	100.0%	$26.9	5.8%

Acquisition sales for the Power & Control segment totaled $10.1 million, or an increase of 4.9%, resulting from the acquisitions of Arkwin in fiscal 2013 and Aero-Instruments in fiscal 2012. Sales for the quarter ended June 30, 2012 includes a favorable commercial aftermarket retroactive contract pricing adjustment of approximately $6 million. Excluding the impact of the retroactive contract pricing adjustment, organic sales increased $6.9 million when compared to the quarter ended June 30, 2012. The organic sales increase was primarily due to an increase in commercial aftermarket sales of $2.7 million, or an increase of 3.1%, an increase in defense sales of $7.5 million, or an increase of 9.8%, offset by a decrease in commercial OEM sales of $2.7 million.

Acquisition sales for the Airframe segment totaled $1.9 million, or an increase of 0.8%, resulting from the acquisition of Aerosonic in fiscal 2013. Sales for the quarter ended June 29, 2013 include an OEM retroactive contract pricing adjustment of approximately $2 million. Sales in the third quarter ended June 30, 2012 reflect sales of $8.8 million related to the AmSafe distribution business, which was acquired as part of AmSafe on February 15, 2012 and sold on August 16, 2012. Excluding the impact of the retroactive contract pricing adjustment and prior year sales related to the AmSafe distribution business, organic sales increased $18.8 million when compared to the quarter ended June 30, 2012. The organic sales increase was primarily due to an increase in commercial OEM sales of $14.9 million, or an increase of 16.7%, an increase in commercial aftermarket sales of $2.4 million, or an increase of 2.4%, and an increase in defense sales of $1.6 million, or an increase of 5.6%.

Acquisition sales for the Non-aviation segment totaled $2.8 million, or an increase of 11.5%. Organic sales declined $0.8 million, or 3.3%.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended June 29, 2013 and June 30, 2012 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 29, 2013	% of Segment Sales	June 30, 2012	% of Segment Sales	Change	% Change
Power & Control	$115.4	52.9%	$113.2	54.7%	$2.2	2.0%
Airframe	116.2	47.6%	105.6	45.9%	10.6	10.0%
Non-aviation	6.3	23.8%	5.8	23.5%	0.5	9.4%

	$237.9	48.7%	$224.6	48.6%	$13.3	5.9%

EBITDA As Defined for the Power & Control segment from the acquisitions of Arkwin and Aero-Instruments was approximately $3.7 million for the quarter ended June 29, 2013, which represented EBITDA As Defined of approximately 36.6% of the acquisition sales. Taking into account the impact of a prior year aftermarket pricing adjustment, organic EBITDA As Defined growth was $3.6 million when compared to the quarter ended June 30, 2012.

EBITDA As Defined for the Airframe segment from the acquisition of Aerosonic was approximately $0.1 million for the quarter ended June 29, 2013. Taking into account the impact of the prior year EBITDA As Defined relating to the AmSafe distribution business of approximately $1.0 million, organic EBITDA As Defined increased approximately $11.5 million. The organic EBITDA As Defined growth was due to the gross profit from the organic sales increase noted above and the previously mentioned retroactive contract pricing adjustment of approximately $2 million.

EBITDA As Defined for the Non-aviation segment from acquisitions was approximately $0.7 million for the quarter ended June 29, 2013. Organic EBITDA declined approximately $0.2 million.

Thirty-nine week period ended June 29, 2013 compared with the thirty-nine week period ended June 30, 2012.

Total Company

•

Net Sales. Net organic sales, acquisition sales and sales of the AmSafe distribution business, which was acquired as part of AmSafe on February 15, 2012 and sold on August 16, 2012, and the related dollar and percentage changes for the thirty-nine week periods ended June 29, 2013 and June 30, 2012 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended		Change	% Change Total Sales
	June 29, 2013	June 30, 2012
Organic sales	$1,257.1	$1,223.9	$33.2	2.7%
Acquisition sales	127.6	—	127.6	10.3%
AmSafe distribution sales	—	13.7	(13.7)	-1.1%

	$1,384.7	$1,237.6	$147.1	11.9%

Organic sales for the thirty-nine week period ended June 29, 2013 includes a favorable commercial OEM retroactive contract pricing adjustment of approximately $2 million. Organic sales for the thirty-nine week period ended June 30, 2012 includes favorable commercial OEM retroactive contract pricing adjustments of approximately $11 million and a favorable commercial aftermarket retroactive contract pricing adjustment of approximately $6 million.

Excluding the impact of the retroactive contract pricing adjustments and the AmSafe distribution sales indicated above, commercial OEM sales increased $35.5 million, or an increase of 9.7%, commercial aftermarket sales increased $1.6 million, or an increase of 0.3%, and defense sales increased $18.6 million, or an increase of 6.3%, for the thirty-nine week period ended June 29, 2013 compared to the thirty-nine week period ended June 30, 2012.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was mainly attributable to the acquisition of Arkwin and Aerosonic in fiscal 2013 and Aero-Instruments, AmSafe and Harco in fiscal 2012.

•

Cost of Sales and Gross Profit. Cost of sales increased by $69.1 million, or 12.6%, to $617.8 million for the thirty-nine week ended June 29, 2013 compared to $548.7 million for the thirty-nine week period ended June 30, 2012. Cost of sales and the related percentage of total sales for the thirty-nine week periods ended June 29, 2013 and June 30, 2012 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended		Change	% Change
	June 29, 2013	June 30, 2012
Cost of sales - excluding acquisition-related costs below	$605.2	$529.5	$75.7	14.3%
% of total sales	43.7%	42.8%

Inventory purchase accounting adjustments	2.0	12.7	(10.8)	-84.6%
% of total sales	0.1%	1.0%

Acquisition integration costs	3.8	4.3	(0.5)	-12.5%
% of total sales	0.3%	0.4%

Stock compensation expense	6.9	2.2	4.7	219.5%
% of total sales	0.5%	0.2%

Total cost of sales	$617.8	$548.7	$69.1	12.6%

% of total sales	44.6%	44.3%

Gross profit	$766.8	$688.9	$77.9	11.3%

Gross profit percentage	55.4%	55.7%

The increase in the dollar amount of cost of sales during the thirty-nine week period ended June 29, 2013 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth and higher stock compensation expense related to the accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011 offset by lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales decreased by 0.3 percentage points to 55.4% for the thirty-nine week period ended June 29, 2013 from 55.7% for the thirty-nine week period ended June 30, 2012. The dollar amount of gross profit increased by $77.9 million, or 11.3%, for the thirty-nine week period ended June 29, 2013 compared to the comparable period last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $59 million for the thirty-nine week period ended June 29, 2013, which represented gross profit of approximately 47% of the acquisition sales.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $11 million.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $27 million for the thirty-nine week period ended June 29, 2013.

•

The gross profit increase described above was partially offset by higher stock compensation expense of $5 million mainly due to the accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011 and the impact of the favorable retroactive contract pricing adjustments that were higher in the prior year by approximately $14 million.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $46.0 million to $193.4 million, or 14.0% of sales, for the thirty-nine week period ended June 29, 2013 from $147.4 million, or 11.9% of sales, for the thirty-nine week period ended June 30, 2012. Selling and administrative expenses and the related percentage of total sales for the thirty-nine week periods ended June 29, 2013 and June 30, 2012 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2013	June 30, 2012	Change	% Change

Selling and administrative expenses - excluding costs below	$147.5	$131.7	$15.8	12.0%
% of total sales	10.7%	10.6%

Stock compensation expense	39.1	12.2	26.8	219.5%
% of total sales	2.8%	1.0%

Acquisition related expenses	6.8	6.3	0.5	8.7%
% of total sales	0.5%	0.5%

Other acquisition related expenses	—	(2.8)	2.8	-100.0%
% of total sales	0.0%	-0.2%

Total selling and administrative expenses	$193.4	$147.4	$46.0	31.2%

% of total sales	14.0%	11.9%

The increase in the dollar amount of selling and administrative expenses during the thirty-nine week period ended June 29, 2013 is due to additional stock compensation expense of approximately $21 million recorded in June 2013 related to the accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011. In addition, selling and administrative expenses during the thirty-nine week period ended June 29, 2013 increased due to higher selling and administrative expenses relating to recent acquisitions of approximately $19 million, which was approximately 15% of the acquisition sales.

•

Amortization of Intangibles. Amortization of intangibles decreased to $29.8 million for the thirty-nine week period ended June 29, 2013 from $33.1 million for the comparable period last year. The net decrease of $3.4 million was primarily due to order backlog relating to prior acquisitions becoming fully amortized offset by amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•

Refinancing Costs. Refinancing costs of $30.3 million were recorded during the thirty-nine week period ended June 29, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $32.7 million, or 20.9%, to $189.4 million for the thirty-nine week period ended June 29, 2013 from $156.8 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $4.29 billion for the thirty-nine week period ended June 29, 2013 and approximately $3.62 billion for the thirty-nine week period ended June 30, 2012. The increase in borrowings was due to the additional $500 million and $150 million term loan facilities under the amendments to our 2011 Credit Facility which occurred in February 2012 and October 2012, respectively, additional borrowings of $36.4 million relating to our refinancing of the 2011 Credit Facility in February 2013, and the issuance in October 2012 of our $550 million 5 1/2% Senior Subordinated Notes due 2020. The weighted average interest rate on total outstanding borrowings at June 29, 2013 was 5.5%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 32.5% for the thirty-nine week period ended June 29, 2013 compared to 32.6% for the thirty-nine week period ended June 30, 2012. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction.

•

Net Income. Net income decreased $18.3 million, or 7.7%, to $218.8 million for the thirty-nine week period ended June 29, 2013 compared to net income of $237.1 million for the thirty-nine week period ended June 30, 2012. The decrease in net income was primarily due to the after-tax impact of $20.4 million, or $0.38 per share, related to the refinancing costs recorded during the period and the after-tax additional stock compensation expense recorded in June 2013 of $16.5 million, or $0.30 per share, related to the accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011. The decrease noted above was partially offset by an increase in net income from operations.

•

Earnings per Share. The basic and diluted earnings per share were $2.62 for the thirty-nine week period ended June 29, 2013 and $4.34 per share for the thirty-nine week period ended June 30, 2012. Net income for the thirty-nine week period ended June 29, 2013 of $218.8 million was decreased by an allocation of dividends on participating securities of $76.1 million, or $1.40 per share, resulting in net income available to common shareholders of $142.7 million. Net income for the thirty-nine week period ended June 30, 2012 of $237.1 million was decreased by an allocation of dividends on participating securities of $3.3 million, or $0.06 per share, resulting in net income available to common shareholders of $233.8 million. The decrease in earnings per share of $4.34 per share to $2.62 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirty-nine week periods ended June 29, 2013 and June 30, 2012 as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2013	% of Sales	June 30, 2012	% of Sales	Change	% Change
Power & Control	$615.9	44.5%	$574.7	46.4%	$41.2	7.2%
Airframe	695.3	50.2%	611.2	49.4%	84.1	13.8%
Non-aviation	73.5	5.3%	51.7	4.2%	21.8	42.2%

	$1,384.7	100.0%	$1,237.6	100.0%	$147.1	11.9%

Acquisition sales for the Power & Control segment totaled $24.0 million, or an increase of 4.2%, resulting from the acquisitions of Arkwin in fiscal 2013 and Harco and Aero-Instruments in fiscal 2012. Sales for the thirty-nine week period ended June 30, 2012 includes a favorable commercial aftermarket retroactive contract pricing adjustment of approximately $6 million. Excluding the impact of the retroactive contract pricing adjustment, organic sales growth was $23.2 million when compared to the thirty-nine week period ended June 30, 2012. The organic sales increase was primarily due to an increase in commercial OEM sales of $3.1 million, or an increase of 3.1%, an increase in commercial aftermarket sales of $10.0 million, or an increase of 4.2%, and an increase in defense sales of $12.8 million, or an increase of 6.0%.

Acquisition sales for the Airframe segment totaled $74.9 million, or an increase of 12.3%, resulting from the acquisitions of Aerosonic in fiscal 2013 and AmSafe in fiscal 2012. Sales during the thirty-nine week period ended June 29, 2013 reflects an OEM retroactive contract pricing adjustment of approximately $2 million. Sales during the thirty-nine week period ended June 30, 2012 reflect OEM retroactive contract pricing adjustments of approximately $11 million. The thirty-nine week period ended June 30, 2012 also reflects sales of $13.7 million related to the AmSafe distribution business, which was acquired as part of AmSafe on February 15, 2012 and sold on August 16, 2012. Excluding the impact of the OEM retroactive contract pricing adjustments and prior year sales related to the AmSafe distribution business, organic sales growth was $31.9 million when compared to the thirty-nine week period ended June 30, 2012. The organic sales increase was primarily due to an increase in commercial OEM sales of $34.5 million, or an increase of 13.5%, and an increase in defense sales of $5.8 million, or an increase of 7.6%, offset by a decline in commercial aftermarket sales of $8.4 million, or a decrease of 3.2%.

Acquisition sales for the Non-aviation segment totaled $28.6 million resulting primarily from the non-aviation business of AmSafe acquired in fiscal 2012. Organic sales declined by $6.8 million.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirty-nine week periods ended June 29, 2013 and June 30, 2012 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2013	% of Segment Sales	June 30, 2012	% of Segment Sales	Change	% Change
Power & Control	$327.7	53.2%	$305.7	53.2%	$22.0	7.2%
Airframe	325.7	46.8%	292.3	47.8%	33.4	11.4%
Non-aviation	16.5	22.5%	16.1	31.1%	0.4	2.5%

	$669.9	48.4%	$614.1	49.6%	$55.8	9.1%

EBITDA As Defined for the Power & Control segment from the acquisitions of Arkwin, Aero-Instruments and Harco was approximately $9.4 million for the thirty-nine week period ended June 29, 2013, which represented EBITDA As Defined of approximately 39.2% of the acquisition sales. Taking into account the impact of a prior year aftermarket pricing adjustment, organic EBITDA As Defined growth was $17.7 million when compared to the thirty-nine week period ended June 30, 2012 due to higher aftermarket sales in defense and commercial transport OEM sales.

EBITDA As Defined for the Airframe segment from the acquisitions of Aerosonic and AmSafe was approximately $29.0 million for the thirty-nine week period ended June 29, 2013, which represented EBITDA As Defined of approximately 38.7% of the acquisition sales. Taking into account the impact of the prior year OEM retroactive contract pricing adjustment of approximately $11 million and EBITDA As Defined relating to the AmSafe distribution business of approximately $1.4 million, organic EBITDA As Defined increased approximately $16.2 million. The organic EBITDA As Defined growth was due to the gross profit from the organic sales increase noted above and the previously mentioned retroactive contract pricing adjustment of approximately $2 million.

EBITDA As Defined for the Non-aviation segment from the acquisition of AmSafe was approximately $3.3 million for the thirty-nine week period ended June 29, 2013. Organic EBITDA declined approximately $2.9 million due to the organic sales decrease noted above and the mix of products sold in the non-aviation markets.

Backlog

As of June 29, 2013, the Company estimated its sales order backlog at $1,107 million compared to an estimated sales order backlog of $824 million as of June 30, 2012. The increase in backlog is primarily due to acquisitions, totaling approximately $212 million, and an increase in orders across existing OEM product lines and to a lesser extent the aftermarket. The majority of the purchase orders outstanding as of June 29, 2013 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 29, 2013 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $267.0 million of net cash from operating activities during the thirty-nine week period ended June 29, 2013 compared to $257.8 million during the thirty-nine week period ended June 30, 2012. The net increase of $9.2 million was due primarily to an increase in income from operations and lower income tax payments offset by higher interest payments during the period.

Investing Activities. Net cash used in investing activities was $494.8 million during the thirty-nine week period ended June 29, 2013 consisting primarily of the acquisitions of Whippany Actuation, Arkwin and Aerosonic and capital expenditures of $23.6 million offset by the cash proceeds on the sale of our equity investment in C-Safe LLC of $10.5 million and cash proceeds from working capital settlement of $0.1 million. Net cash used in investing activities was $850.2 million during the thirty-nine week period ended June 30, 2012 consisting primarily of the acquisition of AmSafe and Harco and capital expenditures of $16.2 million.

Financing Activities. Net cash provided by financing activities during the thirty-nine week period ended June 29, 2013 was $56.4 million, which comprised $2,191.0 million of net proceeds from our 2013 Credit Facility, $147.4 million of additional net proceeds from the amendment of our 2011 Credit Facility, $541.9 million of net proceeds from our 5 1/2% Senior Subordinated Notes due 2020 and $58.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $11.0 million repayment on the 2013 Credit Facility, the repayment of our 2011 Credit Facility of $2,169.1 million and $702.4 million of dividend and dividend equivalent payments.

Net cash provided by financing activities during the thirty-nine week period ended June 30, 2012 was $519.5 million, which comprised $484.3 million of additional net proceeds from the amendment of our 2011 Credit Facility and $53.5 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $14.1 million repayment on our 2011 Credit Facility, $3.3 million of dividend equivalent payments and $0.8 million of treasury stock purchased.

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

The revolving A commitments consist of $32 million in the aggregate and the revolving B commitments consist of $278 million in the aggregate. The revolving A commitments mature on December 6, 2015 and the revolving B commitments mature on February 28, 2018. At June 29, 2013, the Company had $7.6 million letters of credit outstanding and $302.4 million of borrowings available under the 2013 Credit Facility.

On July 1, 2013, TransDigm Inc. entered into Amendment No. 1 (the “Amendment”) to the 2013 Credit Facility. The Amendment permits, among other things, a special dividend of up to $1.9 billion to the holders of TD Group’s common stock, par value $.01 per share, the issuance of the 2021 Notes (as defined below), certain changes to certain negative covenants under the 2013 Credit Facility, a modification to the financial covenant contained in the Revolving Credit Facility established pursuant to the 2013 Credit Facility and a modification to the incremental term loan facility established pursuant to the 2013 Credit Facility by excluding the Incremental Term Facility (as defined below) from the calculation of the availability thereunder.

On July 1, 2013, in accordance with the terms of the 2013 Credit Facility, TransDigm Inc. entered into an Incremental Term Loan Assumption Agreement (the “Term Loan Assumption Agreement”). The Term Loan Assumption Agreement provides for incremental term loans in the form of additional Tranche C Term Loans in the aggregate principal amount of $900 million (the “Incremental Term Facility”). The Incremental Term Facility was fully drawn on July 1, 2013. The terms and conditions that apply to the Incremental Term Facility are substantially the same as the terms and conditions that apply to the existing tranche C term loans under the 2013 Credit Facility.

The interest rates per annum applicable to the loans under the 2013 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At June 29, 2013, applicable interest rate on the tranche B term loan was 3.50% and the tranche C term loan was 3.75%.

At June 29, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

The Company recorded refinancing costs of $30.3 million during the thirty-nine week period ended June 29, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility.

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

In July 2013, the Company also issued $500 million in aggregate principal amount of its 7 1/2% Senior Subordinated Notes due 2021 (“2021 Notes”) at an issue price of 100% of the principal amount. The 2021 Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the Indenture governing the 2021 Notes. Such notes do not require principal payments prior to their maturity in July 2021. Interest under the 2021 Notes is payable semi-annually.

Certain Restrictive Covenants in Our Debt Documents

The 2013 Credit Facility and the Indentures contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the 2013 Credit Facility or the Indentures. If any such default occurs, the lenders under the 2013 Credit Facility and the holders of the 2018 Notes, 2020 Notes and 2021 Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the 2013 Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the 2013 Credit Facility, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 2018 Notes, 2020 Notes and 2021 Notes.

Stock Repurchase Program

On August 22, 2011 we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $100 million in the aggregate. At June 29, 2013, the Company had repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million at a weighted-average price per share of $74.87. No repurchases were made under the program during the quarter ended June 29, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At June 29, 2013, we had borrowings under our 2013 Credit Facility of $2.19 billion that were subject to interest rate risk. Borrowings under our 2013 Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our 2013 Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our 2013 Credit Facility by approximately $21.9 million based on the amount of outstanding borrowings at June 29, 2013. The weighted average interest rate on the $2.19 billion of borrowings under our 2013 Credit Facility on June 29, 2013 was 3.9%.

At June 29, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

The fair value of the $2.19 billion aggregate principal amount of borrowings under our 2013 Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loans approximated $2.16 billion at June 29, 2013 based upon information provided to the Company from its agent under the 2013 Credit Facility. The fair value of the $1.60 billion 7 3/4% Senior Subordinated Notes due 2018 and our $0.55 billion 5 1/2% Senior Subordinated Notes due 2012 are exposed to the market risk of interest rate changes. The estimated fair value of the 2018 Notes approximated $1.68 billion and the estimated fair value of the 2020 Notes approximated $0.51 billion at June 29, 2013 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of June 29, 2013, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

On June 28, 2013 we acquired Whippany Actuation. Whippany Actuation operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Whippany Actuation’s processes into our own systems and control environment. We currently expect to complete the incorporation of Whippany Actuation’s operations into our systems and control environment in fiscal 2014.

On June 5, 2013 we acquired Arkwin. Arkwin operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Arkwin’s processes into our own systems and control environment. We currently expect to complete the incorporation of Arkwin’s operations into our systems and control environment in fiscal 2014.

On June 5, 2013 we acquired Aerosonic. Aerosonic operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Aerosonic’s processes into our own systems and control environment. We currently expect to complete the incorporation of Aerosonic’s operations into our systems and control environment in fiscal 2014.

There have been no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended June 29, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. During the quarter ended June 29, 2013, the Company did not repurchase any shares under the program.

ITEM 6. EXHIBITS

4.1	Fifth Supplemental Indenture to the Indenture dated as of December 14, 2010, dated as of June 5, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed June 11, 2013)

4.2	First Supplemental Indenture to the Indenture dated as of October 15, 2012, dated as of June 5, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed June 11, 2013)

4.3	Sixth Supplemental Indenture to the Indenture dated as of December 14, 2010, dated as of June 26, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed July 1, 2013)

4.4	Second Supplemental Indenture to the Indenture dated as of October 15, 2012, dated as of June 26, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed July 1, 2013)

4.5	Indenture, dated as of July 1, 2013, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2021. (Incorporated by reference to Form 8-K filed July 3, 2013).

4.6	Form of 7.50% Senior Subordinated Notes due 2021 (included in Exhibit 4.5). (Incorporated by reference to Form 8-K filed July 3, 2013).

4.7	Form of Notation of Guarantee (included in Exhibit 4.5). (Incorporated by reference to Form 8-K filed July 3, 2013).

4.8

Registration Rights Agreement, dated as of July 1, 2013, among TransDigm Inc., as issuer, TransDigm Group

Incorporated, as a guarantor, the subsidiary guarantors party thereto and UBS Securities LLC and Credit Suisse

Securities (USA) LLC as representatives for the initial purchasers listed therein. (Incorporated by reference to Form 8-K filed July 3, 2013).

10.1	Joinder Agreement, dated as of June 5, 2013, between Arkwin Industries, Inc. and Credit Suisse AG, as agent, to the Amended and Restated Credit Agreement, dated as of February 28, 2013. (Incorporated by reference to Form 8-K filed June 11, 2013)

10.2	Supplement No. 1, dated as of June 5, 2013, between Arkwin Industries, Inc. and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated. (Incorporated by reference to Form 8-K filed June 11, 2013)

10.3	Joinder Agreement, dated as of June 26, 2013, between Whippany Actuation Systems, LLC and Credit Suisse AG, as agent, to the Amended and Restated Credit Agreement, dated as of February 28, 2013. (Incorporated by reference to Form 8-K filed July 1, 2013)

10.4	Supplement No. 2, dated as of June 26, 2013, between Whippany Actuation Systems, LLC and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated. (Incorporated by reference to Form 8-K filed July 1, 2013)

10.5	Amendment No. 1, dated as of July 1, 2013, relating to the Amended and Restated Credit Agreement, dated as of February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent. (Incorporated by reference to Form 8-K filed July 3, 2013)

10.6	Incremental Term Loan Assumption Agreement, dated as of July 1, 2013, relating to Amended and Restated Credit Agreement, dated as of February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent. (Incorporated by reference to Form 8-K filed July 3, 2013)

10.7	Amendment, date as of July 19, 2013, to the Guarantee and Collateral Agreement dated as of June 23, 2006, as amended and restated as of December 6, 2010, February 14, 2011 and February 28, 2013, and as amended by Amendment No. 1 dated as of July 1, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	August 7, 2013

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	August 7, 2013

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JUNE 29, 2013

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Supplemental Indenture to the Indenture dated as of December 14, 2010, dated as of June 5, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed June 11, 2013)

4.2	First Supplemental Indenture to the Indenture dated as of October 15, 2012, dated as of June 5, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed June 11, 2013)

4.3	Sixth Supplemental Indenture to the Indenture dated as of December 14, 2010, dated as of June 26, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed July 1, 2013)

4.4	Second Supplemental Indenture to the Indenture dated as of October 15, 2012, dated as of June 26, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Form 8-K filed July 1, 2013)

4.5	Indenture, dated as of July 1, 2013, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2021. (Incorporated by reference to Form 8-K filed July 3, 2013).

4.6	Form of 7.50% Senior Subordinated Notes due 2021 (included in Exhibit 4.5). (Incorporated by reference to Form 8-K filed July 3, 2013).

4.7	Form of Notation of Guarantee (included in Exhibit 4.5). (Incorporated by reference to Form 8-K filed July 3, 2013).

4.8	Registration Rights Agreement, dated as of July 1, 2013, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and UBS Securities LLC and Credit Suisse Securities (USA) LLC as representatives for the initial purchasers listed therein. (Incorporated by reference to Form 8-K filed July 3, 2013).

10.1	Joinder Agreement, dated as of June 5, 2013, between Arkwin Industries, Inc. and Credit Suisse AG, as agent, to the Amended and Restated Credit Agreement, dated as of February 28, 2013. (Incorporated by reference to Form 8-K filed June 11, 2013)

10.2	Supplement No. 1, dated as of June 5, 2013, between Arkwin Industries, Inc. and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated. (Incorporated by reference to Form 8-K filed June 11, 2013)

10.3	Joinder Agreement, dated as of June 26, 2013, between Whippany Actuation Systems, LLC and Credit Suisse AG, as agent, to the Amended and Restated Credit Agreement, dated as of February 28, 2013. (Incorporated by reference to Form 8-K filed July 1, 2013)

10.4	Supplement No. 2, dated as of June 26, 2013, between Whippany Actuation Systems, LLC and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated. (Incorporated by reference to Form 8-K filed July 1, 2013)

10.5	Amendment No. 1, dated as of July 1, 2013, relating to the Amended and Restated Credit Agreement, dated as of February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent. (Incorporated by reference to Form 8-K filed July 3, 2013)

EXHIBIT NO.	DESCRIPTION

10.6	Incremental Term Loan Assumption Agreement, dated as of July 1, 2013, relating to Amended and Restated Credit Agreement, dated as of February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent. (Incorporated by reference to Form 8-K filed July 3, 2013)

10.7	Amendment, date as of July 19, 2013, to the Guarantee and Collateral Agreement dated as of June 23, 2006, as amended and restated as of December 6, 2010, February 14, 2011 and February 28, 2013, and as amended by Amendment No. 1 dated as of July 1, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, and Credit Suisse AG, as administrative agent and collateral agent.

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.