Form 10-K
period 2013-09-30
TransDigm Group INC
filed 2013-11-15
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 30, 2013, based upon the last sale price of such voting and non-voting common stock on that date, was $7,358,619,432.

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,669,105 as of October 26, 2013.

Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

Special Note Regarding Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1,1A, 2, 3, 5 and 7 hereof and elsewhere within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “should” and similar words or expressions are intended to identify forward-looking statements. Although the Company (as defined below) believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. The more important of such risks and uncertainties are set forth under the caption “Risk Factors” and elsewhere in this Report. Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake, and specifically decline, any obligation, to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2013” or “fiscal 2013” means the period from October 1, 2012 to September 30, 2013.

PART I

ITEM 1.	BUSINESS

The Company

TransDigm Inc. was formed in 1993 in connection with a leveraged buyout transaction. TD Group was formed in 2003 to facilitate a leveraged buyout of TransDigm, Inc. The Company was owned by private equity funds until its initial public offering in 2006. TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG.”

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that about 90% of our net sales for fiscal year 2013 were generated by proprietary products. In addition, for fiscal year 2013, we estimate that we generated about  3/4 of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle of 50-60 years. We estimate that approximately 53% of our net sales in fiscal year 2013 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.

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

Segments

During TransDigm’s third quarter ended June 29, 2013, the Company changed its internal management structure and its reporting structure of financial information used to assess performance and allocate resources. The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.

The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices and specialized AC/DC electric motors and generators. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces and lighting and control technology. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include seatbelts and safety restraints for ground transportation applications, mechanical/electro-mechanical actuators and controls for space applications, and refueling systems for heavy equipment used in mining, construction and other industries. Primary customers of this segment are off road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers and manufacturers of heavy equipment used in mining, construction and other industries.

For financial information about our segments, see Note 16, “Segments” to our Consolidated Financial Statements.

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

Manufacturing and Engineering

We maintain 38 principal manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate product profit and loss accounting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.

We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in Cost of Sales and in Selling and Administrative Expenses captions in our Consolidated Statements of Income. Total engineering expense represents approximately 6% of our operating units’ aggregate costs, or approximately 3% of our consolidated net sales. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.

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

Customers

Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2013, Boeing (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 12% of our net sales. Our top ten customers for fiscal year 2013 accounted for approximately 41% of our net sales. Products supplied to many of our customers are used on multiple platforms.

Active commercial production programs include the Boeing 737, 747, 767, 777 and 787, the Airbus A319/20/21, A330/A340 and A380, the Bombardier CRJ’s, Challenger and Learjets, the Embraer RJ’s, the Cessna Citation family, the Raytheon Premier and Hawker and most Gulfstream airframes. Military platforms include aircraft such as the Boeing C-17, F-15, F-18 and V-22, the Airbus A400M, the Lockheed Martin C-130J, F-16 and F-35 Joint Strikefighter, the Northrop Grumman E-2C Hawkeye, the Sikorsky UH-60 helicopter, CH-47 Chinook and AH-64 Apache helicopters, the General Atomics Predator Drone and the Raytheon Patriot Missile. TransDigm has been awarded numerous contracts for the development of engineered products for production on the Airbus A350XWB and A320 NEO, the Bombardier Learjet 85, the Sikorsky S-97 and Boeing P-8 Poseidon.

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

Backlog

As of September 30, 2013, the Company estimated its sales order backlog at $1,081 million compared to an estimated sales order backlog of $833 million as of September 30, 2012. The increase in backlog is primarily due to acquisitions discussed below, totaling approximately $202 million and an increase in orders across existing OEM product lines and to a lesser extent the aftermarket. The majority of the purchase orders outstanding as of September 30, 2013 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2013 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Our direct sales to foreign customers were approximately $572.0 million, $508.8 million, and $305.5 million for fiscal years 2013, 2012 and 2011, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

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

Estimates of the Company’s environmental liabilities are based on current facts, laws, regulations and technology. These estimates take into consideration the Company’s prior experience and professional judgment of the Company’s environmental advisors. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

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

Employees

As of September 30, 2013, we had approximately 6,100 full time, part time and temporary employees. Approximately 13% of our full time and part time employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from February 2014 to May 2018. We consider our relationship with our employees generally to be satisfactory.

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

Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, as well as manufacturers of business jets, which accounted for approximately 27% of our net sales in fiscal year 2013, have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, downturns in the global economy and national and international events, such as the events of September 11, 2001. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. Downturns adversely affect our net sales, gross margin and net income.

We rely heavily on certain customers for much of our sales.

Our largest customer for fiscal year 2013 was The Boeing Company (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world). Boeing accounted for approximately 12% of our net sales in fiscal year 2013. Our top ten customers for fiscal year 2013 accounted for approximately 41% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to economic downturn, decreased production, strike or resourcing, could have a material adverse effect on our net sales, gross margin and net income.

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

The military and defense market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (the “DOD”) budget. In addition to normal business risks, our supply of products to the United States Government is subject to unique risks largely beyond our control. DOD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current presidential administration, the U.S. Government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence in the Middle East and possible political pressure to reduce U.S. Government military spending, each of which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.

We intend to pursue acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.

A significant portion of our growth has occurred through acquisitions. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms. In addition, we may not be able to raise the capital necessary to fund future acquisitions. Because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including regulatory complications or difficulties in employing sufficient staff and maintaining operational and management oversight.

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

In addition to the aviation approvals, we are at times required to obtain approval from U.S. Government agencies to export our products. Failure to obtain approval to export or determination by the U.S. Government that we failed to receive required approvals or licenses could eliminate or restrict our ability to sell our products outside the United States, and the penalties that could be imposed by the U.S. Government for failure to comply with these laws could be significant.

Our substantial indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness. As of September 30, 2013, our total indebtedness was approximately $5,731.2 million, which was approximately 106.2% of our total capitalization because of our recent dividends funded with indebtedness.

In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2013, we had approximately $303.2 million of unused commitments under our revolving loan facility. Although our senior secured credit facility and the indentures (the “Indentures”) governing the 7 3/4% senior subordinated notes issued in December 2010 (the “2018 Notes”), the 5 1/2% senior subordinated notes issued in October 2012 (the “2020 Notes”), and the 7 1/2% senior subordinated notes issued in July 2013 (the “2021 Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

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

In addition, all of our debt under the senior secured credit facility, which includes a $3.1 billion term loan facility and a revolving loan facility of $310.0 million, bears interest at floating rates. Accordingly, in the event that interest rates increase, our debt service expense will also increase. In order to reduce the floating interest rate risk, as of September 30, 2013, three forward starting interest rate swap agreements were in place fixing the rate of interest through June 30, 2015 on an aggregate notional amount of $353 million of debt under the senior secured credit facility. In addition, in fiscal 2013, the Company entered into three forward starting interest rate swap agreements that fix the interest beginning September 30, 2014 on an aggregate notional amount of $1.0 billion of debt under the senior secured credit facility.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the 2018 Notes, 2020 Notes and the 2021 Notes. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on our indebtedness, including the 2018 Notes, 2020 Notes, 2021 Notes and amounts borrowed under the credit facilities, and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness, including the amounts borrowed under the senior secured credit facility and the 2018 Notes, 2020 Notes and the 2021 Notes, or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, the Indentures and the senior secured credit facility may restrict us from adopting any of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would otherwise adversely affect the 2018 Notes, 2020 Notes and the 2021 Notes.

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

A breach of any of these covenants could result in a default under the senior secured credit facility or the Indentures. If any such default occurs, the lenders under the senior secured credit facility and the holders of the 2018 Notes, 2020 Notes and the 2021 Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the senior secured credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the senior secured credit facility, the lenders under that facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 2018 Notes, 2020 Notes and the 2021 Notes. If the debt under the senior secured credit facility or the 2018 Notes, 2020 Notes and the 2021 Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

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

Estimates of the Company’s environmental liabilities are based on current facts, laws, regulations and technology. These estimates take into consideration the Company’s prior experience and professional judgment of the Company’s environmental advisors. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

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

As of September 30, 2013, we had approximately 6,100 full time, part time and temporary employees. Approximately 13% of our full time and part time employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from February 2014 to May 2018. We consider our relationship with our employees generally to be satisfactory. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could materially and adversely affect our ability to provide products to our customers.

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

Our facilities are located near known earthquake fault zones and hurricane paths, and the occurrence of a natural disaster could cause damage to our facilities and equipment, which could require us to curtail or cease operations.

A number of our manufacturing facilities are located in the greater Los Angeles area, an area known for earthquakes, and are thus vulnerable to damage. In addition, a number of our manufacturing facilities are located along the Eastern seaboard area susceptible to hurricanes. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, and technology, were approximately $1,189.5 million at September 30, 2013, representing approximately 19% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $3,343.9 million at September 30, 2013, representing approximately 54% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.

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

On October 15, 2012 the Company’s board of directors authorized and declared a special cash dividend of $12.85 on each outstanding share of common stock and cash dividend equivalent payments to holders of options under its stock option plans. The special cash dividend amounting to approximately $664.3 million in the aggregate was paid in November 2012.

On July 3, 2013 the Company’s board of directors authorized and declared a special cash dividend of $22.00 on each outstanding share of common stock and cash dividend equivalent payments to holders of options under certain of its stock option plans. The special cash dividend amounting to approximately $1,155.8 million in the aggregate was paid in July 2013.

Notwithstanding the special cash dividends paid in October 2012 and July 2013, we do not anticipate declaring or paying regular quarterly or annual cash dividends on our common stock or any other equity security in the foreseeable future. The amounts that may be available to us to pay future special cash dividends are restricted under our debt and other agreements. Any payment of special cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, you should not rely on regular quarterly or annual dividend income from shares of our common stock and you should not rely on special dividends with any regularity or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

TransDigm’s owned properties as of September 30, 2013 are as follows:

Location	Business Segment	Square Footage
Liberty, SC	Power & Control	219,000
Waco, TX	Airframe	218,800
Bridport, United Kingdom	Airframe	193,200
Kent, OH	Airframe	185,000
Phoenix, AZ	Airframe	138,700
Los Angeles, CA	Airframe	131,000
Westbury, NY	Power & Control	112,300
Pinellas Park, FL	Airframe	110,000
Addison, IL	Power & Control	83,300
Seattle, WA	Airframe	78,300
Placentia, CA	Airframe	75,000
Painesville, OH	Power & Control	63,900
Clearwater, FL	Airframe	61,000
South Euclid, OH	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Earlysville, VA	Airframe	53,000
Branford, CT	Power & Control	52,000
Avenel, NJ	Power & Control	48,500
Herstal, Belgium	Airframe	45,700
Valencia, CA	Power & Control	38,000
Rancho Cucamonga, CA	Airframe	32,700
Melaka, Malaysia	Power & Control	24,800
Deerfield Beach, FL	Non-aviation	20,000

The properties listed above, except Bridport, Phoenix, Kent, Pinellas Park, Herstal, Branford, Valencia, Clearwater, Earlysville, Westbury and Melaka are subject to mortgage liens under our senior secured credit facility. The Seattle and Pinellas Park properties are currently vacant and under contract to sell. The Earlysville property is currently vacant.

TransDigm’s leased properties as of September 30, 2013 are as follows:

Location	Business Segment	Square Footage
Dayton, NV	Airframe	144,000
Whippany, NJ	Power & Control	114,300
Nittambuwa, Sri Lanka	Airframe	113,000
Everett, WA	Airframe	111,000
Fullerton, CA	Airframe	100,000
Anaheim, CA	Airframe	99,900
Collegeville, PA	Power & Control	90,000
Kunshan, China	Non-aviation	75,300
Camarillo, CA	Power & Control	70,000
Oklahoma City, OK	Non-aviation	67,000
Matamoros, Mexico	Power & Control	60,500
Elkart, IN	Non-aviation	51,500
Tempe, AZ	Power & Control	40,200
Chongqing, China	Airframe	37,700

Location	Business Segment	Square Footage
Northridge, CA	Power & Control	35,000
Erie, PA	Airframe	30,300
London, United Kingdom	Airframe	27,400
Nogales, Mexico	Power & Control	27,000
Bellevue, WA	Airframe	18,000
Cleveland, OH	Corporate office	15,200
Cleveland, OH	Power & Control	13,100
Wichita, KS	Power & Control	10,000
Bookham, United Kingdom	Non-aviation	9,900
Placentia, CA	Airframe	8,400
Westbury, NY	Power & Control	6,800
Pasadena, CA	Corporate office	5,300

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

Quarterly Stock Prices
	High	Low
Fiscal 2012
For Quarter ended December 31, 2011	$102.73	$74.30
For Quarter ended March 31, 2012	121.48	91.97
For Quarter ended June 30, 2012	134.43	111.56
For Quarter ended September 30, 2012	146.72	117.77

Fiscal 2013
For Quarter ended December 29, 2012	152.62	116.61
For Quarter ended March 30, 2013	153.12	132.41
For Quarter ended June 29, 2013	164.62	142.92
For Quarter ended September 30, 2013	164.40	134.48

Holders

On October 31, 2013, there were 36 stockholders of record of our common stock. We estimate that there were approximately 30,132 beneficial stockholders as of October 31, 2013, which includes an estimated amount of stockholders who have their shares held in their accounts by banks and brokers.

Dividends

In October 2012 TD Group’s Board of Directors declared a special cash dividend of $12.85 on each outstanding share of common stock. Also, in July 2013 TD Group’s Board of Directors declared a special cash dividend of $22.00 on each outstanding share of common stock.

We do not anticipate declaring or paying regular quarterly or annual cash dividends on our common stock in the near future. Any payment of special cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions under our debt documents, the availability of surplus under Delaware law and other factors deemed relevant by our Board of Directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our debt documents and may be limited by future debt or other agreements that we may enter into.

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P Midcap 400 Index and the S&P MidCap 400 S&P Aerospace & Defense Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on September 30, 2008.

The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

	9/08	9/09	9/10	9/11	9/12	9/13
TransDigm Group Incorporated	100.00	145.52	212.47	279.65	485.79	602.42
S&P Midcap 400	100.00	96.89	114.11	112.66	144.81	184.89
S&P MidCap 400 S&P Aerospace & Defense	100.00	98.89	127.97	128.11	158.83	248.56

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

On August 22, 2011 we announced a program permitting us to repurchase a portion of our outstanding shares not to exceed $100 million in the aggregate. During the year ended September 30, 2012, the Company repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million at a weighted-average price per share of $74.87 per share. No repurchases were made under the program during the year ended September 30, 2013. On October 29, 2013, we announced a new program replacing that program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate.

Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,698,282	$67.13	2,301,250

(1)	Includes information related to the 2003 stock option plan and the 2006 stock incentive plan, each as described below.

2003 Stock Option Plan

In connection with the acquisition of the Company by Warburg Pincus in 2003, TD Group adopted a stock option plan for the benefit of our employees. The stock option plan has been amended and restated on several occasions, most recently effective as of July 18, 2008 and we refer to such stock option plan as it is currently in effect as the 2003 stock option plan.

Upon the closing of the acquisition of the Company by Warburg Pincus, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Inc.’s former holding company with an aggregate intrinsic value of approximately $35.7 million into a combination of options to purchase shares of common stock of TD Group, or rollover options, and interests in the two deferred compensation plans which have since been terminated. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of TD Group common stock, which gives effect to the 149.60 for 1.00 stock split that we effected on March 14, 2006 in connection with our initial public offering. All rollover options granted in connection with the closing of the acquisition were fully vested on the date of grant. As of September 30, 2013, all rollover options were exercised.

In addition to the shares of TD Group common stock reserved for issuance upon exercise of rollover options, under the terms of the 2003 stock option plan, an aggregate of 5,469,301 shares of TD Group common stock are reserved for issuance upon exercise of new management options (after giving effect to the stock split). As of September 30, 2013, there were new management options to purchase 550,476 shares of TD Group common stock outstanding (after giving effect to the stock split). As of September 30, 2013, there were no shares available for issuance under options not yet granted.

2006 Stock Incentive Plan

Prior to the consummation of its initial public offering, TD Group adopted a new stock incentive plan, which was amended on October 20, 2006, July 29, 2008 and March 3, 2011. The plan is designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders of TD Group by closely aligning the interests of these individuals with those of our stockholders. The 2006 stock incentive plan permits TD Group to award our key employees, directors or consultants stock options, restricted stock and other stock-based incentives. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2006 stock incentive plan is 8,119,668, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. As of September 30, 2013, there were 23,657 shares of common stock issued and outstanding under the 2006 stock incentive plan that had been issued to directors. In addition, options to purchase 5,794,761 shares had been issued thereunder, of which 5,147,806 were outstanding. As of September 30, 2013, there were 2,301,250 shares available for issuance under options not yet granted.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2009 to 2013 which have been derived from TD Group’s audited consolidated financial statements.

Separate historical financial information of TransDigm Inc. is not presented since the 2018 Notes, 2020 Notes and the 2021 Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or significant assets separate from its investment in TransDigm Inc.

Acquisitions of businesses and product lines completed by TD Group during the last five fiscal years are as follows:

•

On December 16, 2008, TransDigm Inc. acquired all of the outstanding capital stock of Aircraft Parts Corporation. The assets were later transferred to other TransDigm businesses and Aircraft Parts Corporation has been dissolved.

•	On July 24, 2009, TransDigm Inc. acquired all of the outstanding capital stock of Acme Aerospace, Inc.

•	On August 10, 2009, AeroControlex Group, Inc., a subsidiary of TransDigm Inc., acquired certain product line assets of Woodward HRT, Inc., a subsidiary of Woodward Governor Company.

•	On December 2, 2009, Dukes Aerospace, Inc., a newly formed subsidiary of TransDigm Inc., acquired certain assets and liabilities from Dukes, Inc. and GST Industries, Inc.

•	On September 3, 2010, TransDigm Inc. acquired all of the outstanding capital stock of Semco Instruments, Inc.

•	On December 6, 2010, TransDigm Inc. acquired all of the outstanding capital stock of McKechnie Aerospace Holdings, Inc.

•	On December 31, 2010, AeroControlex Group, Inc., a subsidiary of TransDigm Inc., acquired the actuation business of Telair International, Inc.

•	On August 31, 2011, TransDigm Inc. acquired all of the outstanding limited liability units of Schneller Holdings LLC.

•	On December 9, 2011, TransDigm Inc. acquired all of the outstanding capital stock of Harco Laboratories, Incorporated.

•	On February 15, 2012, TransDigm Inc. acquired all of the outstanding capital stock of AmSafe Global Holdings, Inc.

•	On September 17, 2012, TransDigm Inc. acquired all of the outstanding limited liability units of Aero-Instruments Co., LLC.

•

On June 5, 2013, Buccaneer Acquisition Sub Inc., a subsidiary of TransDigm Inc., completed the tender offer of a majority of the outstanding stock of Aerosonic Corporation. Buccaneer Acquisition Sub Inc. was subsequently merged into Aerosonic Corporation on June 10, 2013; in connection therewith, all outstanding shares of Aerosonic were cancelled and Aerosonic became a wholly owned subsidiary of TransDigm Inc.

•	On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc.

•	On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division.

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

Our management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because securities analysts, investors, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because the revolving credit facility under our senior secured credit facility requires compliance under certain circumstances, on a pro forma basis, with a financial covenant that measures the ratio of the amount of our secured indebtedness to the amount of our Consolidated EBITDA defined in the same manner as we define EBITDA As Defined herein.

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

	Fiscal Years Ended September 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statement of Income Data:
Net Sales	$1,924,400	$1,700,208	$1,206,021	$827,654	$761,552
Gross profit(1)	1,049,562	945,717	661,185	473,066	429,346
Selling and administrative expenses	254,468	201,709	133,711	94,918	80,018
Amortization of intangible assets	45,639	44,233	40,339	15,079	13,928

Income from operations(1)	749,455	699,775	487,135	363,069	335,400
Interest expense—net	270,685	211,906	185,256	112,234	84,398
Refinancing costs	30,281	—	72,454	—	—

Income from continuing operations before income taxes	448,489	487,869	229,425	250,835	251,002
Income tax provision	145,700	162,900	77,200	87,390	88,100

Income from continuing operations	302,789	324,969	152,225	163,445	162,902

Income from discontinued operations, net of tax	—	—	19,909	—	—

Net income	$302,789	$324,969	$172,134	$163,445	$162,902

Net income applicable to common stock	$131,546	$321,670	$169,323	$133,132	$162,902

Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	52,258	50,996	49,888	49,171	48,481
Vested options deemed participating securities	2,822	2,886	3,445	3,752	4,058

Total shares for basic and diluted earnings per share	55,080	53,882	53,333	52,923	52,539

Net earnings per share:
Net earnings per share from continuing operations—basic and diluted	$2.39	$5.97	$2.80	$2.52	$3.10
Net earnings per share from discontinued operations—basic and diluted	—	—	0.37	—	—

Net earnings per share(2)	$2.39	$5.97	$3.17	$2.52	$3.10

Cash dividends paid per common share	$34.85	$—	$—	$7.65	$—

	As of September 30,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$564,740	$440,524	$376,183	$234,112	$190,167
Working capital	997,995	816,616	663,433	470,496	395,002
Total assets	6,148,879	5,459,617	4,513,636	2,677,818	2,454,440
Long-term debt, including current portion	5,731,238	3,619,125	3,138,375	1,771,646	1,356,761
Stockholders’ (deficit) equity	(336,381)	1,218,834	810,949	592,979	819,162

	Fiscal Years Ended September 30,
	2013	2012	2011	2010	2009
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$470,205	$413,885	$260,386	$197,304	$197,112
Investing activities	(502,442)	(876,292)	(1,397,028)	(176,559)	(168,388)
Financing activities	156,195	527,186	1,278,521	23,200	2,381
Depreciation and amortization	73,515	68,227	60,460	30,165	27,521
Capital expenditures	35,535	25,246	18,026	12,887	13,155
Ratio of earnings to fixed charges(3)	2.6x	3.3x	2.2x	3.2x	3.9x

Other Data:
EBITDA(4)	$792,689	$768,002	$475,141	$393,234	$362,921
EBITDA As Defined(4)	$900,278	$809,019	$589,874	$411,609	$374,690

(1)	Gross profit and income from operations include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2013, 2012, 2011, 2010 and 2009 of $7,352,000, $12,882,000, $18,073,000, $4,794,000, and $2,264,000, respectively.
(2)	Net earnings per share is calculated by dividing net income applicable to common stock by the basic and diluted weighted average common shares outstanding.
(3)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense.
(4)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined and the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2013	2012	2011	2010	2009
	(in thousands)
Net income	$302,789	$324,969	$172,134	$163,445	$162,902
Less income from discontinued operations	—	—	19,909	—	—

Income from continuing operations	302,789	324,969	152,225	163,445	162,902
Adjustments:
Depreciation and amortization expense	73,515	68,227	60,460	30,165	27,521
Interest expense, net	270,685	211,906	185,256	112,234	84,398
Income tax provision	145,700	162,900	77,200	87,390	88,100

EBITDA, excluding discontinued operations	792,689	768,002	475,141	393,234	362,921
Adjustments:
Inventory purchase accounting adjustments(1)	7,352	12,882	18,073	4,794	2,264
Acquisition integration costs(2)	10,942	7,896	11,821	4,171	3,426
Acquisition transaction-related expenses(3)	8,139	5,880	2,817	2,717	—
Acquisition earnout adjustments(4)	—	(5,000)	(3,000)	—	—
Other acquisition accounting adjustments	—	(2,792)	—	—	—
Non-cash stock and deferred compensation expense(5)	48,884	22,151	12,568	6,693	6,079
Refinancing costs(6)	30,281	—	72,454	—	—
Other nonrecurring charges	1,991	—	—	—	—

EBITDA As Defined	$900,278	$809,019	$589,874	$411,609	$374,690

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(4)	Represents the reversal of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets of the four-year earn-out arrangement.
(5)	Represents the compensation expense recognized by TD Group under our stock option and deferred compensation plans.
(6)

For the period ended September 30, 2013, represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013. For the period ended September 30, 2011, represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2013	2012	2011	2010	2009
	(in thousands)
Net Cash Provided by Operating Activities	$470,205	$413,885	$260,386	$197,304	$197,112
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(71,618)	(11,749)	(30,874)	(4,971)	1,897
Interest expense, net(1)	258,752	199,362	175,414	104,656	81,147
Income tax provision—current	148,314	138,100	130,109	85,490	79,300
Non-cash stock and deferred compensation expense(2)	(48,884)	(22,151)	(12,574)	(6,704)	(5,813)
Excess tax benefit from exercise of stock options	66,201	50,555	23,411	17,459	9,278
Refinancing costs(3)	(30,281)	—	(72,454)	—	—

EBITDA	792,689	768,002	473,418	393,234	362,921
Adjustments:
Inventory purchase accounting adjustments(4)	7,352	12,882	21,828	4,794	2,264
Acquisition integration costs(5)	10,942	7,896	11,821	4,171	3,426
Acquisition transaction-related expenses(6)	8,139	5,880	2,817	2,717	—
Acquisition earnout adjustments(7)	—	(5,000)	(3,000)	—	—
Other acquisition accounting adjustments	—	(2,792)	—	—	—
Non-cash stock and deferred compensation expense(2)	48,884	22,151	12,568	6,693	6,079
Refinancing costs(3)	30,281	—	72,454	—	—
Other nonrecurring charges	1,991	—	—	—	—
EBITDA from discontinued operations	—	—	(2,032)	—	—

EBITDA As Defined	$900,278	$809,019	$589,874	$411,609	$374,690

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option and deferred compensation plans.
(3)

For the period ended September 30, 2013, represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013. For the period ended September 30, 2011, represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

(4)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(5)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(6)	Represents, for periods after October 1, 2009, transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are now required to be expensed as incurred.
(7)	Represents the reversal of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets of the four-year earn-out arrangement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Long-term Sustainable Growth

For fiscal year 2013, we generated net sales of $1,924.4 million, gross profit of $1,049.6 million or 54.5% of sales, and net income of $302.8 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long term.

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

We believe our key competitive strengths include:

Large and Growing Installed Product Base with Aftermarket Revenue Stream. We provide components to a large and growing installed base of aircraft to which we supply aftermarket products. We estimate that our products are installed on approximately 90,000 commercial transport, regional transport, military and general aviation fixed wing turbine aircraft and rotary wing aircraft.

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

Value-Driven Operating Strategy. Our three core value drivers are:

•

Obtaining Profitable New Business. We attempt to obtain profitable new business by using our technical expertise and application skill and our detailed knowledge of our customer base and the individual niche markets in which we operate. We have regularly been successful in identifying and developing both aftermarket and OEM products to drive our growth.

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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired 46 businesses and/or product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume.

Certain Acquisitions and Divestitures

Whippany Actuation Systems, LLC

On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”) for approximately $149.5 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Whippany Actuation manufactures proprietary, highly engineered aerospace electromechanical motion control subsystems for civil and military applications, with product offerings including control electronics, motors, high power mechanical transmissions and actuators. These products fit well with TransDigm’s overall business direction. Whippany is included in TransDigm’s Power & Control segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Whippany Actuation, and therefore the consolidated financial statements at September 30, 2013 reflect a preliminary purchase price allocation for the business.

Arkwin Industries, Inc.

On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”), for approximately $285.7 million in cash, which includes a purchase price adjustment of $0.2 received in the fourth quarter of fiscal 2013. Arkwin manufactures proprietary, highly engineered aerospace hydraulic and fuel system components for commercial and military aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. Arkwin is included in TransDigm’s Power & Control segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Arkwin, and therefore the consolidated financial statements at September 30, 2013 reflect a preliminary purchase price allocation for the business.

Aerosonic, LLC

On June 5, 2013, Buccaneer Acquisition Sub Inc., a newly formed subsidiary of TransDigm Inc., completed the tender offer of a majority of the outstanding stock of Aerosonic Corporation (“Aerosonic”). Buccaneer Acquisition Sub Inc. was subsequently merged into Aerosonic on June 10, 2013; in connection therewith, all outstanding shares of Aerosonic were cancelled and Aerosonic became a wholly owned subsidiary of TransDigm Inc. The aggregate price paid in the tender offer and merger was approximately $39.8 million in cash. Aerosonic designs and manufactures proprietary, highly engineered mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, angle of attack stall warning systems, integrated air data sensors and other aircraft sensors, monitoring systems and flight instrumentation for use on commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Aerosonic is included in TransDigm’s Airframe segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Aerosonic, and therefore the consolidated financial statements at September 30, 2013 reflect a preliminary purchase price allocation for the business.

Aero-Instruments Co., LLC

On September 17, 2012, TransDigm Inc. acquired all of the outstanding equity interests in Aero-Instruments Co., LLC (“Aero-Instruments”), for approximately $34.6 million in cash, which includes a purchase price adjustment of $0.1 million received in the first quarter of fiscal 2013. Aero-Instruments designs and manufactures highly engineered air data sensors including pitot probes, pitot-static probes, static pressure ports, angle of attack, temperature sensors and flight test equipment for use primarily in the business jet and helicopter markets. These products fit well with TransDigm’s overall business direction. Aero-Instruments has since been merged into AeroControlex Group and is included in TransDigm’s Power & Control segment.

AmSafe Global Holdings, Inc.

On February 15, 2012, TransDigm Inc. acquired all of the outstanding stock of AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The majority of AmSafe product lines are included in TransDigm’s Airframe segment, and the remaining product lines are included in the Non-aviation segment. The distribution business acquired as part of AmSafe was sold on August 16, 2012 for approximately $17.8 million in cash, which includes a working capital adjustment of $0.1 million received in the first quarter of fiscal 2013. The equity investment in C-Safe LLC acquired as part of AmSafe was sold in October 2012 for approximately $16.4 million, which consisted of $5.0 million in cash at closing and an $11.4 million short-term note receivable, which was subsequently received in installments during fiscal 2013.

Harco Laboratories, Incorporated

On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $83.3 million in cash, which includes a purchase price adjustment of $0.4 million paid in the second quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. Harco is included in TransDigm’s Power & Control segment.

Schneller Holdings LLC

On August 31, 2011, TransDigm Inc. acquired all of the outstanding equity interests in Schneller Holdings LLC (“Schneller”) for approximately $288.6 million in cash, which includes a purchase price adjustment of $1.0 million paid in the first quarter of fiscal 2012. Schneller designs and manufactures proprietary, highly engineered laminates, thermoplastics, and non-textile flooring for use primarily on side walls, lavatories, galleys, bulkheads and cabin floors for commercial aircraft. These products fit well with TransDigm’s overall business direction. Schneller is included in TransDigm’s Airframe segment.

Talley Actuation

On December 31, 2010, AeroControlex Group, Inc., a wholly owned subsidiary of TransDigm Inc., acquired the actuation business of Telair International Inc. (“Talley Actuation”), a wholly-owned subsidiary of Teleflex Incorporated, for approximately $93.6 million in cash, which includes a purchase price adjustment of $0.3 million received in the third quarter of fiscal 2011. Talley Actuation manufactures proprietary, highly engineered electro-mechanical products and other components for commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Talley Actuation is included in TransDigm’s Power & Control segment.

McKechnie Aerospace Holdings, Inc.

On December 6, 2010, TransDigm Inc. acquired all of the outstanding stock of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), for approximately $1.27 billion in cash, which includes a purchase price adjustment of $0.3 million paid in the third quarter of fiscal 2011. McKechnie Aerospace, through its subsidiaries, is a leading global designer, producer and supplier of aerospace components, assemblies and subsystems for commercial aircraft, regional/business jets, military fixed wing and rotorcraft. Some of the businesses acquired as part of McKechnie Aerospace have since been divested (see below). The remaining products fit well with TransDigm’s overall business direction. Product lines of McKechnie Aerospace are included in both TransDigm’s Power & Control and Airframe segments.

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

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2013	2012
	(in thousands)
Net income	$302,789	$324,969
Adjustments:
Depreciation and amortization expense	73,515	68,227
Interest expense, net	270,685	211,906
Income tax provision	145,700	162,900

EBITDA	792,689	768,002
Adjustments:
Inventory purchase accounting adjustments(2)	7,352	12,882
Acquisition integration costs(3)	10,942	7,896
Acquisition transaction-related expenses(4)	8,139	5,880
Acquisition earn-out adjustments(5)	—	(5,000)
Other acquisition accounting adjustments	—	(2,792)
Non-cash stock compensation expense(6)	48,884	22,151
Refinancing costs(7)	30,281	—
Other nonrecurring charges	1,991	—

EBITDA As Defined(1)	$900,278	$809,019

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.
(2)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(4)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(5)	Represents the reversal of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets of the four-year earn-out arrangement.
(6)	Represents the compensation expense recognized by TD Group under our stock option plans.
(7)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2013	2012
	(in thousands)
Net Cash Provided by Operating Activities	$470,205	$413,885
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(71,618)	(11,749)
Interest expense, net(1)	258,752	199,362
Income tax provision—current	148,314	138,100
Non-cash stock compensation expense(2)	(48,884)	(22,151)
Excess tax benefit from exercise of stock options	66,201	50,555
Refinancing costs(3)	(30,281)	—

EBITDA(4)	792,689	768,002
Adjustments:
Inventory purchase accounting adjustments(5)	7,352	12,882
Acquisition integration costs(6)	10,942	7,896
Acquisition transaction-related expenses(7)	8,139	5,880
Acquisition earnout adjustments(8)	—	(5,000)
Other acquisition accounting adjustments	—	(2,792)
Non-cash stock compensation expense(2)	48,884	22,151
Refinancing costs(3)	30,281	—
Other nonrecurring charges	1,991	—

EBITDA As Defined(4)	$900,278	$809,019

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option plans.
(3)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.
(4)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.
(5)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(6)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(7)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(8)	Represents the reversal of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets of the four-year earn-out arrangement.

Trend Information

We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounts for approximately 39% of total sales; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounts for approximately 30% of total sales; and the defense market, which accounts for approximately 25% of total sales. Non-aerospace sales comprise approximately 6% of our total sales.

The commercial aerospace industry, including the aftermarket and OEM market, is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry had shown strength with increases in revenue passenger miles, or RPMs, between 2003 and 2008, as well as increases in OEM production and backlog. However, in 2009, the global economic downturn negatively impacted the commercial aerospace industry causing RPMs to decline slightly. This market sector began to rebound in 2010 and positive growth has continued thru 2013 with increases in RPMs, as well as the growth in the large commercial OEM sector (aircraft with 100 or more seats) with order announcements by The Boeing Company and Airbus S.A.S. leading to planned increases in production. The 2014 leading indicators and industry consensus suggest a continuation of current trends in the commercial transport market sector supported by continued RPM growth and increases in production at the OEM level.

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

Commercial Aftermarket

The key growth factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft. After a decline in RPMs in 2009, worldwide RPMs returned to growth between 2010 and 2013 and current industry consensus indicates that positive RPM growth will continue in 2014.

Commercial OEM Market

The commercial transport market sector continued to grow during 2013. Our commercial transport OEM shipments and revenues generally run ahead of the Boeing and Airbus airframe delivery schedules. As a result and consistent with prior years, our fiscal 2014 shipments will be a function of, among other things, the estimated 2014 and 2015 commercial airframe production rates. We are now experiencing increased sales in the large commercial OEM sector (aircraft with 100 or more seats) driven by an increase in production by The Boeing Company and Airbus S.A.S tied to previous order announcements. Industry consensus indicates this production increase will continue in 2014 and 2015, though the growth may moderate.

The business jet OEM market significantly declined between 2008 and 2010, impacted by the slowdown in economic growth, corporate profits, commodity prices and stock market returns across the world. However, the business jet OEM market started to modestly recover in 2011 but has remained sluggish through 2013 and could show modest growth in 2014.

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

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most critical accounting policies are as follows:

Revenue Recognition and Related Allowances: Revenue is recognized from the sale of products when title and risk of loss passes to the customer, which is generally at the time of shipment. Substantially all product sales are made pursuant to firm, fixed-price purchase orders received from customers. Collectability of amounts recorded as revenue is reasonably assured at the time of sale. Provisions for returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. We have a history of making reasonably dependable estimates of such allowances; however, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.

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

GAAP requires that the annual, and any interim, impairment assessment be performed at the reporting unit level. The reporting unit level is one level below an operating segment. Substantially all goodwill was determined and recognized for each reporting unit pursuant to the accounting for the merger or acquisition as of the date of each transaction. With respect to acquisitions integrated into an existing reporting unit, any acquired goodwill is combined with the goodwill of the reporting unit.

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

The Company had 24 reporting units with goodwill as of the first day of the fourth quarter of fiscal 2013, the date of the last annual impairment test. The estimated fair values of each of the reporting units was substantially in excess of their respective carrying values (by 40 percent or more), and therefore no goodwill impairment was recorded. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, the reporting units would continue to have fair values in excess of their respective carrying values.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Fiscal Years Ended September 30,
	2013	2013 % of Sales	2012	2012 % of Sales	2011	2011 % of Sales
Net sales	$1,924,400	100.0%	$1,700,208	100.0%	$1,206,021	100.0%
Cost of sales	874,838	45.5	754,491	44.4	544,836	45.2
Selling and administrative expenses	254,468	13.2	201,709	11.9	133,711	11.1
Amortization of intangible assets	45,639	2.4	44,233	2.6	40,339	3.3

Income from operations	749,455	38.9	699,775	41.2	487,135	40.4
Interest expense, net	270,685	14.1	211,906	12.5	185,256	15.4
Refinancing costs	30,281	1.6	—	—	72,454	6.0
Income tax provision	145,700	7.6	162,900	9.6	77,200	6.4

Income from continuing operations	302,789	15.7	324,969	19.1	152,225	12.6
Income from discontinued operations, net of tax	—	—	—	—	19,909	1.7

Net income	$302,789	15.7%	$324,969	19.1%	$172,134	14.3%

Fiscal year ended September 30, 2013 compared with fiscal year ended September 30, 2012

Total Company

Net Sales. Net organic sales, acquisition sales and sales of the AmSafe distribution business, which was acquired as part of AmSafe on February 15, 2012 and sold on August 16, 2012, and the related dollar and percentage changes for the fiscal years ended September 30, 2013 and 2012 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change Total Sales
	September 30, 2013	September 30, 2012
Organic sales	$1,740.3	$1,681.4	$58.9	3.5%
Acquisition sales	184.1	—	184.1	10.8%
AmSafe distribution sales	—	18.8	(18.8)	-1.1%

	$1,924.4	$1,700.2	$224.2	13.2%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was mainly attributable to the acquisition of Whippany Actuation, Arkwin and Aerosonic in fiscal 2013 and Aero-Instruments, AmSafe and Harco in fiscal 2012.

Organic sales for the fiscal year ended September 30, 2013 include a favorable commercial OEM retroactive contract pricing adjustment of approximately $2 million. Organic sales for the fiscal year ended September 30, 2012 include favorable commercial OEM retroactive contract pricing adjustments of approximately $13 million and a favorable commercial aftermarket retroactive contract pricing adjustment of approximately $6 million.

Excluding the impact of the retroactive contract pricing adjustments and the AmSafe distribution sales indicated above, commercial OEM sales increased $51.4 million, or an increase of 10.5%, commercial aftermarket sales increased $3.3 million, or an increase of 0.5%, and defense sales increased $33.1 million, or an increase of 8.3%, for the fiscal year ended September 30, 2013 compared to the fiscal year ended September 30, 2012. The commercial aftermarket comparable sales, particularly in the second half of fiscal 2013 compared to the second half of fiscal 2012, were negatively impacted by non-market items associated with changing past business practices of previously-acquired businesses, changes in distributors and related inventory fluctuations. We believe that the underlying demand in the commercial aftermarket channel began to trend up more positively during the second half of the fiscal year.

Cost of Sales and Gross Profit. Cost of sales increased by $120.3 million, or 16.0%, to $874.8 million for the fiscal year ended September 30, 2013 compared to $754.5 million for the fiscal year ended September 30, 2012. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2013 and 2012 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2013	September 30, 2012	Change	% Change
Cost of sales—excluding acquisition-related costs below	$849.2	$731.6	$117.6	16.1%
% of total sales	44.1%	43.0%
Inventory purchase accounting adjustments	7.4	12.9	(5.5)	-42.9%
% of total sales	0.4%	0.8%
Acquisition integration costs	10.9	6.7	4.3	64.4%
% of total sales	0.6%	0.4%
Stock compensation expense	7.3	3.3	4.0	120.7%
% of total sales	0.4%	0.2%

Total cost of sales	$874.8	$754.5	$120.3	16.0%

% of total sales	45.5%	44.4%

Gross profit	$1,049.6	$945.7	$103.8	11.0%

Gross profit percentage	54.5%	55.6%

The increase in the dollar amount of cost of sales during the fiscal year ended September 30, 2013 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth and higher stock compensation expense related to the accelerated vesting (discussed further below) partially offset by lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales decreased by 1.1 percentage points to 54.5% for the fiscal year ended September 30, 2013 from 55.6% for the fiscal year ended September 30, 2012. The dollar amount of gross profit increased by $103.8 million, or 11.0%, for the fiscal year ended September 30, 2013 compared to the comparable period last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $80 million for the fiscal year ended September 30, 2013, which represented gross profit of approximately 43% of the acquisition sales.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $1 million.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $44 million for the fiscal year ended September 30, 2013.

•

The gross profit increase described above was partially offset by higher stock compensation expense of $4 million mainly due to the accelerated vesting (discussed further below) and the impact of the favorable retroactive contract pricing adjustments that were higher in the prior year by approximately $17 million.

Selling and Administrative Expenses. Selling and administrative expenses increased by $52.8 million to $254.5 million, or 13.2% of sales, for the fiscal year ended September 30, 2013 from $201.7 million, or 11.9% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2013 and 2012 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2013	September 30, 2012	Change	% Change
Selling and administrative expenses—excluding costs below	$204.8	$183.6	$21.2	11.6%
% of total sales	10.6%	10.8%
Stock compensation expense	41.6	18.8	22.7	120.7%
% of total sales	2.2%	1.1%
Acquisition related expenses	8.1	7.1	1.0	14.1%
% of total sales	0.4%	0.4%
Acquisition earn-out adjustments	—	(5.0)	5.0	-100.0%
% of total sales	0.0%	-0.3%
Other acquisition accounting adjustments	—	(2.8)	2.8	-100.0%
% of total sales	0.0%	-0.2%

Total selling and administrative expenses	$254.5	$201.7	$52.8	26.2%

% of total sales	13.2%	11.9%

The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2013 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $25 million, which was approximately 14% of the acquisition sales, and additional stock compensation expense of approximately $21 million recorded in June 2013 related to the accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011.

Amortization of Intangible Assets. Amortization of intangible assets increased to $45.6 million for the fiscal year ended September 30, 2013 from $44.2 million for the comparable period last year. The net increase of $1.4 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by order backlog relating to prior acquisitions becoming fully amortized.

Refinancing Costs. Refinancing costs of $30.3 million were recorded during the fiscal year ended September 30, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $58.8 million, or 27.7%, to $270.7 million for the fiscal year ended September 30, 2013 from $211.9 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $4.63 billion for the fiscal year ended September 30, 2013 and approximately $3.44 billion for the fiscal year ended September 30, 2012 slightly offset by a decrease in the weighted average interest rate during the fiscal year ended September 30, 2013 of 5.6% compared to the weighted average interest rate during the comparable prior period of 6.2%. The increase in borrowings was primarily due to the additional $150 million term loan facility under the amendments to our 2011 Credit Facility which occurred in October 2012, additional borrowings of $36.4 million relating to our refinancing of the 2011 Credit Facility in February 2013, additional borrowings of $900 million relating to the Incremental Term Facility in July 2013, the issuance in October 2012 of our $550 million 2020 Notes and the issuance in July 2013 of our $500 million 2021 Notes. The weighted average interest rate on total outstanding borrowings at September 30, 2013 was 5.4%.

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 32.5% for the fiscal year ended September 30, 2013 compared to 33.4% for the fiscal year ended September 30, 2012. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction. The decrease in the effective tax rate for the fiscal year ended September 30, 2013 compared to the fiscal year ended September 30, 2012 was primarily due to the retroactive reinstatement of the research and development tax credit and an increased benefit from the domestic manufacturing deduction.

Net Income. Net income decreased $22.2 million, or 6.8%, to $302.8 million for the fiscal year ended September 30, 2013 compared to net income of $325.0 million for the year ended September 30, 2012. The decrease in net income was primarily due to the higher interest expense-net discussed above, the after-tax impact of $20.4 million, or $0.37 per share, related to the refinancing costs recorded during the period and the after-tax additional stock compensation expense recorded in June 2013 of $16.6 million, or $0.30 per share, related to the accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011. The decrease noted above was partially offset by an increase in net income from operations.

Earnings per Share. The basic and diluted earnings per share were $2.39 for the fiscal year ended September 30, 2013 and $5.97 per share for the fiscal year ended September 30, 2012. Net income for the fiscal year ended September 30, 2013 of $302.8 million was decreased by dividend equivalent payments of $171.2 million, or $3.11 per share, resulting in net income available to common shareholders of $131.5 million. Net income for the fiscal year ended September 30, 2012 of $325.0 million was decreased by dividend equivalent payments of $3.3 million, or $0.06 per share, resulting in net income available to common shareholders of $321.7 million. The decrease in earnings per share of $5.97 per share to $2.39 per share is a result of the factors referred to above.

Business Segments

Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2013 and 2012 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2013	% of Sales	2012	% of Sales	Change	% Change
Power & Control	$872.3	45.3%	$776.3	45.7%	$96.0	12.4%
Airframe	951.4	49.4%	843.6	49.6%	107.8	12.8%
Non-aviation	100.7	5.3%	80.3	4.7%	20.4	25.4%

	$1,924.4	100.0%	$1,700.2	100.0%	$224.2	13.2%

Sales for the Power & Control segment, excluding acquisitions and a retroactive contract pricing adjustment, increased approximately $32 million when compared to the fiscal year ended September 30, 2012. The sales increase was primarily due to an increase in defense sales of approximately $18 million, or an increase of 6.2%, an increase in commercial aftermarket sales of approximately $13 million, or an increase of 4.1%, and an increase in commercial OEM sales of approximately $4 million, or an increase of 3.1%. Acquisition sales totaled $70 million, or a 9.0% increase in segment sales, resulting from the acquisitions of Whippany Actuation and Arkwin in fiscal 2013 and Harco and Aero-Instruments in fiscal 2012. Sales for the fiscal year ended September 30, 2012 include a favorable commercial aftermarket retroactive contract pricing adjustment of approximately $6 million.

Sales for the Airframe segment, excluding acquisitions, the AmSafe distribution business, and OEM retroactive contract pricing adjustments, increased approximately $54 million when compared to the fiscal year ended September 30, 2012. The sales increase was primarily due to an increase in commercial OEM sales of approximately $50 million, or an increase of 14.3%, and an increase in defense sales of approximately $15 million, or an increase of 14.2%, offset by a decline in commercial aftermarket sales of approximately $10 million, or a decrease of 2.6%. The commercial aftermarket comparable sales, particularly in the second half of fiscal 2013 compared to the second half of fiscal 2012, were negatively impacted by non-market items associated with changing past business practices of previously-acquired businesses, changes in distributors and related inventory fluctuations. Acquisition sales for the Airframe segment totaled $83 million, or a 9.8% increase in segment sales, resulting from the acquisitions of Aerosonic in fiscal 2013 and AmSafe in fiscal 2012. The fiscal year ended September 30, 2013 reflects an OEM retroactive contract pricing adjustment of approximately $2 million. The fiscal year ended September 30, 2012 reflects sales of $18.8 million related to the AmSafe distribution business, which was acquired as part of AmSafe on February 15, 2012 and sold on August 16, 2012. The fiscal year ended September 30, 2012 also reflects OEM retroactive contract pricing adjustments of approximately $13 million.

Acquisition sales for the Non-aviation segment totaled $31 million resulting primarily from the non-aviation business of AmSafe acquired in fiscal 2012. Organic sales declined by approximately $11 million.

EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2013 and 2012 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2013	% of Segment Sales	2012	% of Segment Sales	Change	% Change
Power & Control	$456.0	52.3%	$410.3	52.8%	$45.7	11.1%
Airframe	444.1	46.7%	402.0	47.7%	42.1	10.5%
Non-aviation	23.6	23.4%	24.1	30.1%	(0.5)	-2.1%

	$923.7	48.0%	$836.4	49.2%	$87.3	10.4%

EBITDA As Defined for the Power & Control segment, excluding acquisitions and a prior year commercial aftermarket retroactive contract pricing adjustment, increased approximately $28 million when compared to the fiscal year ended September 30, 2012 due to increases in defense sales and commercial aftermarket sales. EBITDA As Defined from the acquisitions of Whippany Actuation, Arkwin, Aero-Instruments and Harco was approximately $23 million for the fiscal year ended September 30, 2013, which represented EBITDA As Defined of approximately 33% of the acquisition sales.

EBITDA As Defined for the Airframe segment, excluding acquisitions, pricing adjustments, and the AmSafe distribution business, increased approximately $25 million when compared to the fiscal year ended September 30, 2012. The increase was primarily due to the increases in commercial OEM sales and defense sales partially offset by a decrease in commercial aftermarket sales. EBITDA As Defined from the acquisitions of Aerosonic and AmSafe was approximately $31 million for the fiscal year ended September 30, 2013, which represented EBITDA As Defined of approximately 37% of the acquisition sales. The year ended September 30, 2012 reflects EBITDA As Defined of approximately $13 million relating to prior year OEM retroactive contract pricing adjustments and approximately $3 million relating to the AmSafe distribution business. The year ended September 30, 2013 reflects EBITDA As Defined of approximately $2 million relating to the previously mentioned retroactive contract pricing adjustment.

EBITDA As Defined for the Non-aviation segment from the acquisition of AmSafe was approximately $3 million for the fiscal year ended September 30, 2013. Organic EBITDA declined approximately $4 million due to the organic sales decrease noted above and the mix of products sold in the non-aviation markets.

Fiscal year ended September 30, 2012 compared with fiscal year ended September 30, 2011

Total Company

Net Sales. Net organic and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2012 and 2011 were as follows (amounts in millions):

	Fiscal Years Ended			% Change Total Sales
	September 30, 2012	September 30, 2011	Change
Organic sales	$1,348.3	$1,206.0	$142.3	11.8%
Acquisition sales	351.9	—	351.9	29.2%

	$1,700.2	$1,206.0	$494.2	41.0%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above resulted from the acquisitions of McKechnie Aerospace, Talley Actuation and Schneller in fiscal 2011 and Harco, AmSafe and Aero-Instruments in fiscal 2012.

Organic sales for the fiscal year ended September 30, 2012 include favorable commercial OEM retroactive contract pricing adjustments of approximately $13 million and a favorable commercial aftermarket retroactive contract pricing adjustment of approximately $6 million.

Excluding the impact of the retroactive contract pricing adjustments indicated above, commercial OEM sales increased $66.1 million, or an increase of 19.7%, commercial aftermarket sales increased $23.6 million, or an increase of 4.9%, and defense sales increased $30.5 million, or an increase of 8.9%, for the fiscal year ended September 30, 2012.

Cost of Sales and Gross Profit. Cost of sales increased by $209.7 million, or 38.5%, to $754.5 million for the fiscal year ended September 30, 2012 compared to $544.8 million for the fiscal year ended September 30, 2011. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2012 and 2011 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2012	September 30, 2011	Change	% Change
Cost of sales—excluding acquisition-related costs below	$731.6	$516.6	$215.1	41.6%
% of total sales	43.0%	42.8%
Inventory purchase accounting adjustments	12.9	18.1	(5.2)	-28.7%
% of total sales	0.8%	1.5%
Acquisition integration costs	6.7	8.3	(1.7)	-20.0%
% of total sales	0.4%	0.7%
Stock compensation expense	3.3	1.9	1.4	76.3%
% of total sales	0.2%	0.2%

Total cost of sales	$754.5	$544.8	$209.7	38.5%

% of total sales	44.4%	45.2%

Gross profit	$945.7	$661.2	$284.5	43.0%

Gross profit percentage	55.6%	54.8%

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

•	Impact of favorable retroactive contract pricing adjustments of approximately $18 million.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $7 million.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, partially offset by unfavorable OEM versus aftermarket sales mix, resulted in a net increase in gross profit of approximately $80 million for the fiscal year ended September 30, 2012.

Selling and Administrative Expenses. Selling and administrative expenses increased by $68.0 million to $201.7 million, or 11.9% of sales, for the fiscal year ended September 30, 2012 from $133.7 million, or 11.1% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2012 and 2011 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2012	September 30, 2011	Change	% Change
Selling and administrative expenses—excluding costs below	$183.6	$119.7	$63.9	53.4%
% of total sales	10.8%	9.9%
Stock compensation expense	18.8	10.7	8.1	75.7%
% of total sales	1.1%	0.9%
Acquisition earn-out adjustments	(5.0)	(3.0)	(2.0)	66.7%
% of total sales	-0.3%	-0.2%
Other acquisition accounting adjustments	(2.8)	—	(2.8)	—
% of total sales	-0.2%	0.0%
Acquisition related expenses	7.1	6.3	0.8	12.7%
% of total sales	0.4%	0.5%

Total selling and administrative expenses	$201.7	$133.7	$68.0	50.9%

% of total sales	11.9%	11.1%

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

Amortization of Intangible Assets. Amortization of intangible assets increased to $44.2 million for the fiscal year ended September 30, 2012 from $40.3 million for the comparable period last year. The net increase of $3.9 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

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

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense increased $26.6 million, or 14.4%, to $211.9 million for the fiscal year ended September 30, 2012 from $185.3 for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $3.44 billion for the fiscal year ended September 30, 2012 and approximately $2.90 billion for the fiscal year ended September 30, 2011 slightly offset by a decrease in the weighted average interest rate during the fiscal year ended September 30, 2012 of 6.2% compared to the weighted average interest rate during the comparable prior period of 6.4%. The increase in borrowings was due to the debt refinancing transactions and the acquisition financing related to McKechnie Aerospace which occurred in December 2010 and the additional term loan facility under the Amendment to our 2011 Credit Facility related to the AmSafe acquisition which occurred in February 2012.

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

Earnings per Share. The basic and diluted earnings per share were $5.97 for the fiscal year ended September 30, 2012 and $3.17 per share for the fiscal year ended September 30, 2011. Net income for the fiscal year ended September 30, 2012 of $325.0 million was decreased by dividend equivalent payments of $3.3 million resulting in net income available to common shareholders of $321.7 million. The fiscal year ended September 30, 2011 comprises basic and diluted earnings per share from continuing operations of $2.80 and basic and diluted earnings per share from discontinued operations of $0.37. Net income for the fiscal year ended September 30, 2011 of $172.1 million was decreased by dividend equivalent payments of $2.8 million resulting in net income available to shareholders of $169.3 million. The increase in earnings per share from continuing operations of $2.80 per share to $5.97 per share is due to the increase in income from continuing operations of $172.8 million, which is a result of the factors referred to above.

Business Segments

Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2012 and 2011 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2012	% of Sales	2011	% of Sales	Change	% Change
Power & Control	$776.3	45.7%	$668.9	55.5%	$107.4	16.1%
Airframe	843.6	49.6%	505.3	41.9%	338.3	67.0%
Non-aviation	80.3	4.7%	31.8	2.6%	48.5	152.5%

	$1,700.2	100.0%	$1,206.0	100.0%	$494.2	41.0%

Sales for the Power & Control segment, excluding acquisitions and a commercial aftermarket retroactive contract pricing adjustment, increased approximately $51 million when compared to the fiscal year ended September 30, 2011. The sales increase was primarily due to an increase in defense sales of approximately $30 million, or an increase of 12.0%, an increase in commercial OEM sales of approximately $15 million, or an increase of 13.7%, and an increase in commercial aftermarket sales of approximately $5 million, or an increase of 0.9%. Acquisition sales totaled $50 million, or a 7.5% increase in segment sales, resulting primarily from the acquisition of Harco in fiscal 2012, and to a lesser extent the acquisition of the Talley Actuation business and certain product lines of McKechnie Aerospace in fiscal 2011. Sales for the fiscal year ended September 30, 2012 includes a favorable commercial aftermarket retroactive contract pricing adjustment of approximately $6 million.

Sales for the Airframe segment, excluding acquisitions and retroactive contract pricing adjustments, increased approximately $67 million when compared to the fiscal year ended September 30, 2011. The sales increase was primarily due to an increase in commercial OEM sales of approximately $46 million, or an increase of 21.3%, and an increase in commercial aftermarket sales of approximately $19 million, or an increase of 9.6%. Acquisition sales totaled $259 million, or a 51.2% increase in segment sales, resulting primarily from the acquisition of AmSafe in fiscal 2012 and Schneller in fiscal 2011 and to a lesser extent certain product lines of McKechnie Aerospace in fiscal 2011. Sales during the fiscal year ended September 30, 2012 reflect commercial OEM retroactive contract pricing adjustments of approximately $13 million.

The increase in net sales for the Non-aviation segment is primarily due to acquisition sales of $43 million relating to the non-aviation business of AmSafe acquired in fiscal 2012.

EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2012 and 2011 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2012	% of Segment Sales	2011	% of Segment Sales	Change	% Change
Power & Control	$410.3	52.8%	$349.3	52.2%	$61.0	17.5%
Airframe	402.0	47.7%	244.6	48.4%	157.4	64.3%
Non-aviation	24.1	30.1%	16.5	51.9%	7.6	46.1%

	$836.4	49.2%	$610.4	50.6%	$226.0	37.0%

EBITDA As Defined for the Power & Control segment, excluding acquisitions and a commercial aftermarket retroactive contract pricing adjustment, increased approximately $36 million when compared to the fiscal year ended September 30, 2011 due to the increases in defense sales, commercial OEM sales and commercial aftermarket sales. EBITDA As Defined from the acquisitions of Harco, Talley Actuation and certain product lines of McKechnie Aerospace was approximately $20 million for the fiscal year ended September 30, 2012, which represented EBITDA As Defined of approximately 39% of the acquisition sales.

EBITDA As Defined for the Airframe segment, excluding acquisitions and retroactive contract pricing adjustments, increased approximately $41 million when compared to the fiscal year ended September 30, 2011 due to the increases in commercial OEM sales and commercial aftermarket sales. EBITDA as Defined from the acquisitions of AmSafe, Schneller and certain product lines of McKechnie Aerospace was approximately $104 million for the fiscal year ended September 30, 2012, which represented EBITDA As Defined of approximately 40% of the acquisition sales.

EBITDA As Defined for the Non-aviation segment increased primarily due to acquisition sales relating to the non-aviation business of AmSafe acquired in fiscal 2012.

Backlog

As of September 30, 2013, the Company estimated its sales order backlog at $1,081 million compared to an estimated sales order backlog of $833 million as of September 30, 2012. The increase in backlog is primarily due to acquisitions, totaling approximately $202 million and an increase in orders across existing OEM product lines and to a lesser extent the aftermarket. The majority of the purchase orders outstanding as of September 30, 2013 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2013 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Our direct sales to foreign customers were approximately $572.0 million, $508.8 million, and $305.5 million for fiscal years 2013, 2012 and 2011, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2013, 2012 and 2011 were not significant.

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

We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 6.5. Our debt leverage ratio at September 30, 2013 was approximately 6.4.

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

The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2014. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to the Company under the senior secured credit facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

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

Operating Activities. The Company generated $470.2 million of net cash from operating activities during fiscal 2013 compared to $413.9 million during fiscal 2012. The net increase of $56.3 million was due primarily to an increase in income from operations and lower income tax payments offset by higher interest payments due to the Company’s current debt structure.

The Company generated $413.9 million of net cash from operating activities during fiscal 2012 compared to $260.4 million during fiscal 2011. The net increase of $153.5 million was due primarily to an increase in income from operations partially offset by higher interest payments due the Company’s current debt structure and higher income tax payments.

Investing Activities. Net cash used in investing activities was $502.4 million during fiscal 2013 consisting primarily of the acquisitions of Whippany Actuation, Arkwin and Aerosonic for a total of $483.3 million and capital expenditures of $35.5 million offset by the cash proceeds on the sale of our equity investment in C-Safe LLC of $16.4 million.

Net cash used in investing activities was $876.3 million during fiscal 2012 consisting primarily of the acquisition of AmSafe, Harco and Aero-Instruments for a total of $868.7 million and capital expenditures of $25.2 million offset by the cash proceeds on the sale of the distribution business of $17.7 million.

Net cash used in investing activities was $1,397.0 million during fiscal 2011, consisting primarily of the acquisitions of McKechnie Aerospace, Talley Actuation and Schneller Holdings for a total of $1,650.4 million and capital expenditures of $18.0 million offset by the cash proceeds on the sale of the fastener business and AQS of $271.4 million.

Financing Activities. Net cash provided by financing activities during fiscal 2013 was $156.2 million, which comprised $3,064.0 million of net proceeds from our 2013 Credit Facility, $147.4 million of additional net proceeds from the amendment of our 2011 Credit Facility, $494.8 million of net proceeds from our 2021 Notes, $541.6 million of net proceeds from our 2020 Notes and $87.7 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $18.8 million repayment on the 2013 Credit Facility, the repayment of our 2011 Credit Facility of $2,169.1 million and $1,991.4 million of dividend and dividend equivalent payments.

Net cash provided by financing activities during fiscal 2012 was $527.2 million, which comprised $484.3 million of additional net proceeds from the Amendment under our 2011 Credit Facility and $66.3 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $19.3 million repayment on our 2011 Secured Credit Facility, $3.3 million of dividend equivalent payments and $0.8 million of treasury stock purchased.

Net cash provided by financing activities during fiscal 2011 was $1,278.5 million, which comprised $1,260.3 million of net proceeds from the refinancing of our entire debt structure and $32.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $11.6 million repayment on our 2011 Credit Facility and $2.8 million of dividends and dividend equivalent payments.

Description of Senior Secured Credit Facility and Indentures

On February 28, 2013, TransDigm Inc. entered into an Amendment and Restatement Agreement (the “Amendment and Restatement Agreement”) in which TransDigm amended and restated its previous credit facilities. The Amendment and Restatement Agreement provides for a $2,200 million term loan facility (the “Term Loan Facility”), which was fully drawn on February 28, 2013, and a $310 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “2013 Credit Facility”).

The proceeds of the Term Loan Facility were used to repay in full the outstanding term loans under the previous credit facility and the related transaction expenses associated therewith. The Term Loan Facility consists of two tranches of term loans: the tranche B term loans and the tranche C term loans, and the Revolving Credit Facility consists of two tranches: the revolving A commitments and the revolving B commitments. The tranche B term loans consist of $500 million in the aggregate and the tranche C term loans consist of $1,700 million in the aggregate. The tranche B term loans mature on February 14, 2017 and the tranche C term loans mature on February 28, 2020.

On July 1, 2013, TransDigm Inc. entered into Amendment No. 1 (the “Amendment”) to the 2013 Credit Facility. The Amendment permits, among other things, a special dividend of up to $1.9 billion to the holders of TD Group’s common stock, par value $.01 per share, the issuance of the 2021 Notes (as defined below), changes to certain negative covenants under the 2013 Credit Facility, a modification to the financial covenant contained in the Revolving Credit Facility established pursuant to the 2013 Credit Facility and a modification to the incremental term loan facility established pursuant to the 2013 Credit Facility by excluding the Incremental Term Facility (as defined below) from the calculation of the availability thereunder.

On July 1, 2013, in accordance with the terms of the 2013 Credit Facility, TransDigm Inc. entered into an Incremental Term Loan Assumption Agreement (the “Term Loan Assumption Agreement”). The Term Loan Assumption Agreement provides for incremental term loans in the form of additional Tranche C Term Loans in the aggregate principal amount of $900 million (the “Incremental Term Facility”). The Incremental Term Facility was fully drawn on July 1, 2013. The terms and conditions that apply to the Incremental Term Facility are substantially the same as the terms and conditions that apply to the existing tranche C term loans under the 2013 Credit Facility. The Term Loan Facility requires quarterly principal payments of $7.8 million.

The revolving A commitments are $32 million in the aggregate and the revolving B commitments are $278 million in the aggregate. The revolving A commitments mature on December 6, 2015 and the revolving B commitments mature on February 28, 2018. At September 30, 2013, the Company had $6.8 million letters of credit outstanding and $303.2 million of borrowings available under the 2013 Credit Facility.

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

The interest rates per annum applicable to the loans under the 2013 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At September 30, 2013 the applicable interest rate was 3.50% on the tranche B term loan and 3.75% on the tranche C term loan.

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

At September 30, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

On July 16, 2013, the Company entered into three forward-starting interest rate swap agreements beginning September 30, 2014 to hedge the variable interest rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

On December 15, 2010, TransDigm issued $1.6 billion in aggregate principal amount of its 7 3/4% Senior Subordinated Notes due 2018 (the “2018 Notes”) at an issue price of 100% of the principal amount. Interest under the 2018 Notes is payable semi-annually on December 15 and June 15 of each year. The 2018 Notes mature on December 15, 2018, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2018 notes. TransDigm utilized a portion of the proceeds from the 2018 Notes to purchase its 7 3/4% Senior Subordinated Notes due 2014 (the “2014 Notes”).

On October 15, 2012 TransDigm Inc. issued $550 million in aggregate principal amount of its 5 1/2% Senior Subordinated Notes due 2020 (the “2020 Notes”) at an issue price of 100% of the principal amount. The 2020 Notes bear interest at the rate of 5 1/2% per annum, which accrues from October 15, 2012 and is payable semiannually on April 15 and October 15 of each year. The 2020 Notes mature on October 15, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2020 notes.

On July 1, 2013, TransDigm issued $500 million in aggregate principal amount of its 7 1/2 % Senior Subordinated Notes due 2021 (the “2021 Notes”) at an issue price of 100% of the principal amount. The 2021 Notes bear interest at the rate of 7 1/2% per annum, which accrues from July 1, 2013 and is payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2014. The 2021 Notes mature on July 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2021 Notes.

The 2021 Notes, 2020 Notes and the 2018 Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the 2021 Notes, 2020 Notes and 2018 Notes. The 2021 Notes, 2020 Notes and the 2018 Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its wholly-owned domestic subsidiaries named in the Indenture. The guarantees of the 2021 Notes, 2020 Notes and the 2018 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2021 Notes, 2020 Notes and the 2018 Notes. The 2021 Notes, 2020 Notes and the 2018 Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries. The 2021 Notes, 2020 Notes and the 2018 Notes contain many of the restrictive covenants included in the 2013 Credit Facility. TransDigm is in compliance with all the covenants contained in the 2021 Notes, 2020 Notes and 2018 Notes.

Certain Restrictive Covenants in Our Debt Documents

The credit facility and the Indentures contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition if the total amount of revolving loans and letters of credit exceeds 25% of the aggregate revolving commitment, the credit facility requires that the Company meet a net debt to EBITDA As Defined ratio, on a pro forma basis. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the credit facilities or the Indentures. If any such default occurs, the lenders under the credit facilities and the holders of the 2018 Notes, 2020 Notes and 2021 Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the credit facilities, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the 2018 Notes, 2020 Notes and 2021 Notes.

Stock Repurchase Program

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. For the year ended September 30, 2012, the Company repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million at a weighted-average price per share of $74.87 per share. No repurchases were made under the program during the year ended September 30, 2013. On October 29, 2013, we announced a new program replacing that program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate.

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2013 (in millions):

	2014	2015	2016	2017	2018	2019 and thereafter	Total
Senior Secured Credit Facility(1)	$31.0	$31.0	$31.0	$507.3	$26.1	$2,454.8	$3,081.2
2018 Notes	—	—	—	—	—	1,600.0	1,600.0
2020 Notes	—	—	—	—	—	550.0	550.0
2021 Notes	—	—	—	—	—	500.0	500.0
Scheduled Interest Payments(2)	313.2	327.7	323.4	312.0	304.2	344.4	1,924.9
Operating Leases	9.3	7.4	6.7	5.8	4.7	16.3	50.2
Purchase Obligations	97.3	5.9	1.2	0.7	0.5	—	105.6

Total Contractual Cash Obligations	$450.8	$372.0	$362.3	$825.8	$335.5	$5,465.5	$7,811.9

(1)	The tranche B term loan mature in February 2017 and the tranche C term loan mature in February 2020. The term loans require quarterly principal payments totaling $7.8 million.
(2)	Assumes that the variable interest rate on our tranche B borrowings under our senior secured credit facility remains constant at 3.5% and the tranche C borrowings under our senior secured credit facility remains constant at 3.75%. In addition, interest payments include the impact of the 5.17% interest rate fixed through our forward-starting swap agreements from December 31, 2012 through June 30, 2015 on an aggregate notional amount of $353 million and the impact of the 5.42% interest rate fixed through our forward-starting swap agreements from September 31, 2014 through June 30, 2019 on an aggregate notional amount of $1.0 billion

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $35.5 million, $25.2 million, and $18.0 million during fiscal 2013, 2012, and fiscal 2011, respectively. The Company expects its capital expenditures in fiscal 2014 to be between $40 million and $45 million and such expenditures are projected to increase moderately thereafter.

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

In February 2013, FASB issued authoritative accounting guidance included in ASC Topic 220, “Comprehensive Income.” This guidance requires all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. This presentation guidance is effective for the Company on October 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations and financial condition.

Additional Disclosure Required by Indentures

Separate financial statements of TransDigm Inc. are not presented since TD Group has no operations or significant assets separate from its investment in TransDigm Inc. and since the 2018 Notes, 2020 Notes and the 2021 Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. TransDigm Inc.’s immaterial wholly owned foreign subsidiaries are not obligated to guarantee the 2018 Notes, 2020 Notes and the 2021 Notes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2013, we had borrowings under our 2013 Credit Facility of $3.08 billion that were subject to interest rate risk. Borrowings under our 2013 Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our 2013 Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our 2013 Credit Facility by approximately $30.8 million based on the amount of outstanding borrowings at September 30, 2013. The weighted average interest rate on the $3.08 billion of borrowings under our 2013 Credit Facility on September 30, 2013 was 3.8%.

At September 30, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreement converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

On July 16, 2013, the Company entered into three forward-starting interest rate swap agreements beginning September 30, 2014 to hedge the variable interest rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

The fair value of the $3.08 billion aggregate principal amount of borrowings under our 2013 Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $3.07 billion at September 30, 2013 based upon information provided to the Company from its agent under the

2013 Credit Facility. The fair value of the $1.60 billion aggregate principal amount of our 2018 Notes, $0.55 billion 2020 Notes and our $0.50 billion 2021 Notes due are exposed to the market risk of interest rate changes. The estimated fair value of the 2018 Notes approximated $1.71 billion, the estimated fair value of the 2020 Notes approximated $0.54 billion and the estimated fair value of the 2021 Notes approximated $0.54 billion at September 30, 2013 based upon quoted market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-40 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

During fiscal 2013, we completed the acquisitions of Whippany Actuation, Arkwin and Aerosonic. The results of operations are included in our consolidated financial statements from the date of acquisition. As permitted by the Securities and Exchange Commission, we have elected to exclude Whippany Actuation, Arkwin and Aerosonic from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013. Total assets and net sales of Whippany Actuation, Arkwin and Aerosonic represented approximately 9% and 3%, respectively, of our total assets and net sales as reported in our consolidated financial statements for fiscal 2013.

The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of internal control over financial reporting of the Company as of September 30, 2013. This report is included herein.

Changes in Internal Control Over Financial Reporting

During 2013 we acquired Whippany Actuation, Arkwin and Aerosonic which operated under their own set of systems and internal controls. We are currently maintaining those systems and much of the control environment until we are able to incorporate their processes into our own systems and control environment. We currently expect to complete the incorporation of their operations into our systems and control environment in fiscal 2014. There were no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during fiscal 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the COSO criteria). TransDigm Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Whippany Actuation Systems LLC, Arkwin Industries, Inc. and Aerosonic LLC, which are included in the 2013 consolidated financial statements of TransDigm Group Incorporated and constituted 9% of total assets as of September 30, 2013 and 3% and (1)% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of TransDigm Group Incorporated also did not include an evaluation of the internal control over financial reporting of Whippany Actuation Systems LLC, Arkwin Industries, Inc. and Aerosonic LLC.

In our opinion, TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2013 and

2012, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended September 30, 2013 of TransDigm Group Incorporated and our report dated November 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 15, 2013

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

Directors and Executive Officers

Information regarding TD Group’s directors is set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	61	Chief Executive Officer and Chairman of the Board of Directors
Robert S. Henderson	56	Executive Vice President
Bernt G. Iversen II	56	Executive Vice President—Mergers and Acquisitions
Raymond F. Laubenthal	52	President and Chief Operating Officer
John Leary	66	Executive Vice President
Peter Palmer	49	Executive Vice President
Gregory Rufus	57	Executive Vice President, Chief Financial Officer and Secretary
James Skulina	54	Executive Vice President
Jorge Valladares III	39	Executive Vice President

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

Mr. Henderson was appointed Executive Vice President of TD Group in December 2005 and Executive Vice President of TransDigm Inc. in October 2005. He was President of the AdelWiggins Group, a division of TransDigm Inc., from August 1999 to April 2008.

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

Mr. Skulina was appointed Executive Vice President in January 2012. Prior to that, Mr. Skulina served as President of the Aero Fluid Products division of AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc., from September 2009 to December 2011, and as Controller of TransDigm Inc., from August 2007 to August 2009.

Mr. Valladares was appointed Executive Vice President in October 2013. Prior to that, Mr. Valladares served as President of AvtechTyee, Inc. (formerly Avtech Corporation), a wholly-owned subsidiary of TransDigm Inc., from August 2009 to September 2013, and as President of AdelWiggins Group, a division of TransDigm Inc., from April 2008 to July 2009.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a) Documents Filed with Report

(a) (1) Financial Statements

a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.1	Stock Purchase Agreement dated September 25, 2010 among McKechnie Holdings LLC, TransDigm Inc. and TransDigm Group Incorporated	Incorporated by reference to Form 8-K filed September 28, 2010 (File No. 001-32833)

2.2	Agreement and Plan of Merger by and among AmSafe Global Holdings, Inc., AGH Acquisition Inc., TransDigm Inc. and TransDigm Group Incorporated dated January 20, 2012.	Incorporated by reference to Form 8-K filed January 23, 2012 (File No. 001-32833)

3.1	Amended and Restated Certificate of Incorporation, filed March 14, 2006, of TransDigm Group Incorporated	Incorporated by reference to Amendment No. 3 to Form S-1 filed March 13, 2006 (File No. 333-130483)

3.2	Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to Form S-4 filed June 8, 2011 (File No. 333-174781)

3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.6	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.7	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.8	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.9	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

3.10	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.11	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.12	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.13	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.14	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.15	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.16	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.17	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.18	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.19	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.20	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)

3.21	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.22	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.23	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.24	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.25	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.26	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.27	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.28	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.29	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.30	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.31	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.32	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.33	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as Avtech Tyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

3.34	Articles of Amendment of Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)

3.35	Bylaws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.36	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.37	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.38	Certificate of Incorporation, filed May 17, 2006, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.39	Certificate of Amendment of Certificate of Incorporation, filed January 19, 2007, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.40	Bylaws of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.41	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.42	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.43	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.44	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.45	Articles of Incorporation, filed February 6, 2006 of Bruce Industries, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.46	Bylaws of Bruce Industries, Inc.	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

3.47	Certificate of Formation, filed September 30, 2010, of CEF Industries, LLC	Incorporated by reference to Form 10-K filed November 15, 2010 (File No. 001-32833)

3.48	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to Form 10-K filed November 15, 2010 (File No. 001-32833)

3.49	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace Inc.	Incorporated by reference to Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.50	Bylaws of Acme Aerospace Inc.	Incorporated by reference to Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.51	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to Form 8-K filed December 3, 2009 (File No. 001-32833)

3.52	Bylaws of Dukes Aerospace, Inc.	Incorporated by reference to Form 8-K filed December 3, 2009 (File No. 001-32833)

3.53	Certificate of Incorporation of Semco Instruments, Inc.	Incorporated by reference to Form 8-K filed September 7, 2010 (File No. 001-32833)

3.54	Certificate of Amendment to Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.55	Amended and Restated Bylaws of Semco Instruments, Inc.	Incorporated by reference to Form 8-K filed September 7, 2010 (File No. 001-32833)

3.56	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.57	Bylaws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.58	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.59	Bylaws of McKechnie Aerospace DE, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.60	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.61	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.62	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.63	Certificate of Incorporation, filed December 11, 1998, of McKechnie US Holdings Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.64	Certificate of Amendment, filed May 11, 2007, to the Certificate of Incorporation of McKechnie Investments, Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.65	Amended and Restated Bylaws of McKechnie Aerospace Investments, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.66	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.67	Second Amended and Restated Limited Liability Agreement of Western Sky Industries, LLC	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.68	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.69	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.70	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.71	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.72	Bylaws of Hartwell Corporation	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.73	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.74	Bylaws of Texas Rotronics, Inc.	Incorporated by reference to Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.75	Amended and Restated Certificate of Incorporation, filed October 4, 2011, of Harco Laboratories, Incorporated	Incorporated by reference to Form 10-Q filed February 8, 2012

3.76	Amended and Restated By-Laws of Harco Laboratories, Incorporated	Incorporated by reference to Form 10-Q filed February 8, 2012

3.77	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to Form 10-Q filed February 8, 2012

3.78	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to Form 10-Q filed February 8, 2012

3.79	Limited Liability Company Certificate of Formation, filed May 30, 2007	Incorporated by reference to Form 10-Q filed February 8, 2012

3.80	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller Holdings LLC	Incorporated by reference to Form 10-Q filed February 8, 2012

3.81	Articles of Incorporation, filed December 22, 2004, of Schneller International Sales Corp.	Incorporated by reference to Form 10-Q filed February 8, 2012

3.82	Code of Regulations of Schneller International Sales Corp.	Incorporated by reference to Form 10-Q filed February 8, 2012

3.83	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.84	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.85	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.86	Amended and Restated Certificate of Incorporation, filed January 20, 2012, of AmSafe Industries, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.87	Second Amended and Restated By-Laws of AmSafe Industries, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.88	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.89	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.90	Certificate of Incorporation, filed September 10, 2007, of AP Global Acquisition Corp.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.91	Amended and Restated By-Laws of AP Global Acquisition Corp.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.92	Certificate of Incorporation, filed September 10, 2007, of AP Global Holdings, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.93	Amended and Restated By-Laws of AP Global Holdings, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.94	Amended and Restated Certificate of Incorporation, filed July 23, 2001, of Londavia Inc. (now known as AmSafe Bridport, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.95	Certificate of Amendment of Certificate of Incorporation, filed February 12, 2007, of AmSafe Bridport, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.96	By-Laws of Londavia Inc. (now known as AmSafe Bridport, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.97	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as AmSafe Commercial Products, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.98	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.99	By Laws of Am-Safe Commercial Products, Inc. (now known as AmSafe Commercial Products, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.100	Certificate of Incorporation, filed September 2, 2008, of AmSafe—C Safe, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.101	By-Laws of AmSafe—C Safe, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.102	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.103	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.104	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.105	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.106	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.107	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.108	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.109	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.110	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

3.111	Certificate of Amendment, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

3.112	Certificate of Amendment, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

3.113	Bylaws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

3.114	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

3.115	Limited Liability Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to Form S-1 filed March 13, 2006 (File No. 333-130483)

4.2	Indenture, dated as of December 14, 2010, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee incorporated by reference to Form 8-K filed September 23, 2011	Incorporated by reference to Form 8-K filed December 15, 2010 (File No. 001-32833)

4.3	First Supplemental Indenture, dated as of September 22, 2011, among TransDigm Inc., TransDigm Group Incorporated, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Form 8-K filed September 23, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.4	Second Supplemental Indenture, dated as of December 9, 2011, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Form 8-K filed December 12, 2012 (File No. 001-32833)

4.5	Third Supplemental Indenture, dated as of February 15, 2012, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Form 8-K filed February 21, 2012 (File No. 001-32833)

4.6	Fourth Supplemental Indenture, dated as of September 14, 2012, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	Incorporated by reference to Form 8-K filed September 17, 2012 (File No. 001-32833)

4.7	Fifth Supplemental Indenture, dated as of June 5, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Form 8-K filed June 11, 2013 (File No. 001-32833)

4.8	Sixth Supplemental Indenture, dated as of June 26, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Form 8-K filed July 1, 2013 (File No. 001-32833)

4.9	Indenture, dated as of October 15, 2012, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5 1/2 % Senior Subordinated Notes due 2020.	Incorporated by reference to Form 8-K filed October 15, 2012 (File No. 001-32833)

4.10	First Supplemental Indenture, dated as of June 5, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Form 8-K filed June 11, 2013 (File No. 001-32833)

4.11	Second Supplemental Indenture, dated as of June 26, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to Form 8-K filed July 1, 2013 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.12	Indenture, dated as of July 1, 2013, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7 1/2 % Senior Subordinated Notes due 2021.	Incorporated by reference to Form 8-K filed July 3, 2013 (File No. 001-32833)

4.13	Form of 7 3/4 % Senior Subordinated Notes due 2018	Incorporated by reference to Form 10-K filed November 18, 2011 (File No. 001-32833)

4.14	Form of 5 1/2 % Senior Subordinated Notes due 2020.	Incorporated by reference to Form 10-K filed November 16, 2012 (File No. 001-32833)

4.15	Form of 7 1/2% Senior Subordinated Notes due 2021.	Incorporated by reference to Form 8-K filed July 3, 2013 (File No. 001-32833)

4.16	Form of Notation of Guarantee of 7 3/4% Senior Subordinated Notes due 2018	Incorporated by reference to Form 10-K filed November 18, 2011 (File No. 001-32833)

4.17	Form of Notation of Guarantee of 5 1/2% Senior Subordinated Notes due 2020	Incorporated by reference to Form 10-K filed November 16, 2012 (File No. 001-32833)

4.18	Form of Notation of Guarantee of 7 1/2% Senior Subordinated Notes due 2021	Incorporated by reference to Form 8-K filed July 3, 2013 (File No. 001-32833)

10.1	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.2	Amendment to Second Amended and Restated Employment Agreement dated October 24, 2012, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to Form 8-K filed October 25, 2012 (File No. 001-32833)

10.3	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Raymond Laubenthal*	Incorporated by reference to Form 8’K filed February 25, 2011 (File No. 001-32833)

10.4	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Gregory Rufus*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.5	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.6	First Amendment to Employment Agreement, dated April 20, 2012, between Robert Henderson and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed April 24, 2012 (File No. 001-32833)

10.7	Employment Agreement, Dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.8	First Amendment to Employment Agreement, dated April 20, 2012, between Bernt Iversen and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed April 24, 2012 (File No. 001-32833)

10.9	Employment Agreement, dated April 20, 2012, between James Skulina and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed April 24, 2012 (File No. 001-32833)

10.10	Employment Agreement, dated April 20, 2012, between Peter Palmer and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed April 24, 2012 (File No. 001-32833)

10.11	Form of Amendment to Employment Agreement between each of Raymond Laubenthal, Gregory Rufus, Robert Henderson, Bernt Iverson, Peter Palmer and James Skulina, and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed October 25, 2012 (File No. 001-32833)

10.12	Employment Agreement, dated July 30, 2012, between John Leary and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed July 31, 2012 (File No. 001-32833)

10.13	Employment Agreement, dated October 23, 2013, between Jorge Valladares and TransDigm Group Incorporated*	Incorporated by reference to Form 8-K filed October 29, 2013 (File No. 001-32833)

10.14	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.15	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Form 10-K filed November 21, 2007 (File No. 001-32833)

10.16	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to Form 10-Q filed August 7, 2008 (File No. 001-32833)

10.17	Amendment No. 3 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to Form 8-K filed April 28, 2009 (File No. 001-32833)

10.18	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the time vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO)*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

10.19	Form of Management Option Agreement, between TD Holding Corporation and the applicable executive regarding the performance vested options granted to such executive under the 2003 Stock Option Plan (pre-IPO)*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4, filed August 29, 2003 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.20	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the time vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)*	Incorporated by reference to Form 10-K filed November 28, 2006 (File No. 001-32833)

10.21	Form of Management Option Agreement, between TransDigm Group Incorporated and the applicable executive regarding the performance vested options granted to such executive under the Fourth Amended and Restated 2003 Stock Option Plan (post-IPO)*	Incorporated by reference to Form 10-K filed November 28, 2006 (File No. 001-32833)

10.22	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to Form S-1 filed March 13, 2006 (File No. 333-130483)

10.23	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.24	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to Schedule 14A filed June 6, 2008 (File No. 001-32833)

10.25	Form of Option Agreement under 2008 stock incentive program under TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Form 8-K filed November 21, 2008 (File No. 333-130483)

10.26	Form of Amendment to Stock Option Agreement made in January 2011 to options under 2008 stock incentive program*	Incorporated by reference to Form 8-K filed January 18, 2011 (File No. 001-32833)

10.27	Form of Option Agreement under 2008 stock incentive program, incorporating amendments made in January 2011 (in the form of options granted in fiscal 2011)*	Incorporate by reference to Form 10-Q filed February 28, 2011 (File No. 001-32833)

10.28	Text of Option Amendments made in February 2011 (to options under 2003 Stock Option Plan and under 2008 stock incentive program)*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.29	Form of Option Agreement under 2008 stock incentive program (in the form of options granted in fiscal 2011 for extension options)*	Incorporated by reference to Form 8-K filed March 7, 2011 (File No. 001-32833)

10.30	Text of Option Amendments made in April 2011 (to options under 2008 stock incentive program for optionees who received extension options in fiscal 2011)*	Incorporated by reference to Form 8-K filed May 3, 2011 (File No. 001-82833)

10.31	Form of Option Agreement under the 2008 stock incentive program (in the form of options granted in fiscal 2012)*	Incorporated by reference to Form 10-Q filed February 8, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.32	Text of Option Amendments made in November 2011 (to options under 2008 stock incentive program for optionees who received extension options in fiscal 2012)*	Filed herewith

10.33	Text of Option Amendments made in April 2012 (to options for Messrs. Skulina and Palmer under 2008 stock incentive program)*	Incorporated by reference to Form 8-K filed April 24, 2012 (File No. 001-32833)

10.34	Text of Option Amendments made in July 2012 (to options for Messrs. Skulina, Palmer and Leary under 2008 stock incentive program)*	Filed herewith

10.35	Text of Option Amendments made in November 2012 (to options under 2008 stock incentive program)*	Incorporated by reference to Form 8-K filed November 26, 2012 (File No. 001-32833)

10.36	Text of Option Amendments made in July 2013 (to options under 2008 stock incentive program)*	Incorporated by reference to Form 8-K filed August 2, 2013 (File No. 001-32833)

10.37	Text of Option Amendments made in October 2013 (to options for Mr. Valladares under 2008 stock incentive program)*	Incorporated by reference to Form 8-K filed October 29, 2013 (File No. 001-32833)

10.38	Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to Form 8-K filed October 6, 2009 (File No. 001-32833)

10.39	Fourth Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to Form 8-K filed August 2, 2013

10.40	Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to Form 8-K filed October 6, 2009 (File No. 001-32833)

10.41	Third Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to Form 8-K filed August 2, 2013

10.42	Amended and Restated TransDigm Inc. Executive Retirement Savings Plan*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.43	Credit Agreement, dated as of December 6, 2010, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions from time to time party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, UBS Securities LLC, Morgan Stanley Senior Funding, Inc. and Barclays Capital, as joint bookrunners, UBS Securities LLC, as syndication agent, and Mizuho Corporate Bank, Ltd. And PNC Capital Markets, LLC as co-documentation agents	Incorporated by reference to Form 8-K filed December 9, 2010 (File No. 001-32833)

10.44	Amendment No. 1, dated as of March 25, 2011, to Credit Agreement dated as of December 6, 2010, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, Credit Suisse securities (USA) LLC and UBS Securities LLC, as joint lead arrangers, Credit Suisse Securities (USA) LLC, UBS Securities LLC, Morgan Stanley Senior Funding, Inc. and Barclays Capital, as joint bookrunners, UBS Securities LLC, as syndication agent, and Mizuho Corporate Bank, Ltd. And PNC Capital market LLC, as co-documentation agents	Incorporated by reference to Form 8-K filed March 28, 2011 (File No. 001-32833)

10.45	Incremental Revolving Credit Assumption Agreement, dated as of February 15, 2012, relating to the Credit Agreement, dated as of December 6 , 2010 (as amended by Amendment No. 1 dated as of March 25, 2011), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent.	Incorporated by reference to Form 8-K filed February 21, 2012 (File No. 001-32833)

10.46	Amendment No. 2, dated as of October 9, 2012, relating to the Credit Agreement, dated as of December 6, 2010 (as amended by Amendment No. 1, dated as of March 25, 2011), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent.	Incorporated by reference to Form 8-K filed October 15, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.47	Joinder Agreement dated as of December 6, 2010, among McKechnie Aerospace Holdings, Inc., McKechnie Aerospace DE, Inc., McKechnie Aerospace US LLC, McKechnie Aerospace Investments, Inc., Valley-Todeco, Inc., Hartwell Corporation, Western Sky Industries, LLC, Texas Rotronics, Inc. and Credit Suisse AG, as agent	Incorporated by reference to Form 8-K filed December 9, 2010 (File No. 001-32833)

10.48	Form of Joinder Agreement, dated as of September 22, 2011, between Schneller Holdings LLC, Schneller LLC, Schneller International Sales Corp. and Credit Suisse, as agent	Incorporated by reference to Form 10-K filed November 18, 2011 (File No. 001-32833)

10.49	Joinder Agreement, dated as of December 9, 2011, between Harco Laboratories, Incorporated and Credit Suisse AG, as agent, to the Credit Agreement, dated as of December 6, 2010, as amended.	Incorporated by reference to Form 8-K filed December 12, 2011 (File No. 001-32833)

10.50	Joinder Agreement, dated as of February 15, 2012, among AmSafe Global Holdings, Inc, AP Global Holdings, Inc., AP Global Acquisition Corp., AmSafe Industries, Inc., Bridport Holdings, Inc., AmSafe, Inc., AmSafe Aviation, Inc., AmSafe Bridport, Inc., AmSafe Commercial Products, Inc., Bridport-Air Carrier, Inc., Bridport Erie Aviation, Inc., AmSafe—C Safe, Inc. and Credit Suisse AG, as agent, to the Credit Agreement, dated as of December 6, 2010, as amended.	Incorporated by reference to Form 8-K filed February 21, 2012 (File No. 001-32833)

10.51	Credit Agreement, dated as of February 14, 2011, amount TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the financial institutions party thereto, as lenders, Credit Suisse AG, as administrative agent and collateral agent, and Credit Suisse Securities (USA) LLC, as sole lead arrange and sole bookrunner	Incorporated by reference to Form 8-K filed February 15, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.52	Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of February 15, 2012, relating to Credit Agreement, dated as of February 14, 2011, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, UBS Securities LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and UBS Securities LLC, as syndication agent.	Incorporated by reference to Form 8-K filed February 21, 2012(File No. 001-32833)

10.53	Amendment No. 2 and Incremental Term Loan Assumption Agreement, dated as of October 9, 2012, relating to Credit Agreement, dated as of February 14, 2011 (as amended by Amendment No. 1 and Incremental Term Loan Assumption Agreement, dated as of February 15, 2012), among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, with Credit Suisse Securities (USA) LLC, UBS Securities LLC and RBC Capital Markets, as joint lead arrangers and joint bookrunners, and UBS Securities LLC, as syndication agent.	Incorporated by reference to Form 8-K filed October 15, 2012 (File No. 001-32833)

10.54	Amendment and Restatement Agreement, dated as of February 28, 2013, among TransDigm Inc., TranDigm Group Incorporated, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders listed therein	Incorporated by reference to Form 8-K filed March 6, 2013 (File No. 001-32833)

10.55	Amended and Restated Credit Agreement, dated as of February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto and Credit Suisse AG as Administrative Agent and Collateral Agent	Incorporated by reference to Form 8-K filed March 6, 2013 (File No. 001-32833)

10.56	Amendment No. 1, dated as of July 1, 2013, relating to the Amended and Restated Credit Agreement, dated as of February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from tme to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent	Incorporated by reference to Form 8-K filed July 1, 2013 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.57	Incremental Term Loan Assumption Agreement, dated as of July 1, 2013, relating to Amended and Restated Credit Agreement, dated as of February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent	Incorporated by reference to Form 8-K filed July 1, 2013 (File No. 001-32833)

10.58	Joinder Agreement, dated as of June 5, 2013, between Arkwin Industries, Inc. and Credit Suisse AG, as agent, to the Amended and Restated Credit Agreement, dated as of February 28, 2013, as amended.	Incorporated by reference to Form 8-K filed June 11, 2013 (File No. 001-32833)

10.59	Joinder Agreement, dated as of June 26, 2013, between Whippany Actuation Systems, LLC and Credit Suisse AG, as agent, to the Amended and Restated Credit Agreement, dated as of February 28, 2013	Incorporated by reference to Form 8-K filed July 1, 2013 (File No. 001-32833)

10.60	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to Form 8-K filed March 6, 2013 (File No. 001-32833)

10.61	Supplement No. 1 dated as of June 5, 2013, between Arkwin Industries, Inc. and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated	Incorporated by reference to Form 8-K filed June 11, 2013 (File No. 001-32833)

10.62	Supplement No. 2. dated as of June 26, 2013, between Whippany Actuation Systems, LLC and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated	Incorporated by reference to Form 8-K filed July 1, 2013 (File No. 001-32833)

10.63	Stock Purchase Agreement, dated January 28, 2011, among TransDigm Inc., McKechnie Aerospace (Europe) Ltd., McKechnie Aerospace Investments, Inc., and Alcoa Global Fasteners, Inc.	Incorporated by reference to Form 8-K filed February 1, 2011 (File No. 001-32833)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of TransDigm Group Incorporated	Filed herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Financial Statements and Notes to Consolidated Financial Statements formatted in XBRL.	Filed herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2013.

TRANSDIGM GROUP INCORPORATED

By:	/s/ Gregory Rufus
Name:	Gregory Rufus
Title:	Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 15, 2013

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 15, 2013

/s/ William Dries William Dries	Director	November 15, 2013

/s/ Mervin Dunn Mervin Dunn	Director	November 15, 2013

/s/ Michael Graff Michael Graff	Director	November 15, 2013

/s/ Sean P. Hennessy Sean P. Hennessy	Director	November 15, 2013

Douglas Peacock	Director	November 15, 2013

/s/ Robert J. Small Robert J. Small	Director	November 15, 2013

/s/ John Staer John Staer	Director	November 15, 2013

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED SEPTEMBER 30, 2013

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated at September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated November 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 15, 2013

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND 2012

(Amounts in thousands, except share amounts)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$564,740	$440,524
Trade accounts receivable—Net	290,449	235,783
Inventories—Net	413,581	320,503
Deferred income taxes	30,182	29,134
Prepaid expenses and other	21,543	24,587

Total current assets	1,320,495	1,050,531
PROPERTY, PLANT AND EQUIPMENT—Net	208,964	172,737
GOODWILL	3,343,907	3,035,502
TRADEMARKS AND TRADE NAMES	485,690	467,614
OTHER INTANGIBLE ASSETS—Net	703,800	655,996
DEBT ISSUE COSTS—Net	72,668	62,190
OTHER	13,355	15,047

TOTAL ASSETS	$6,148,879	$5,459,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$31,045	$20,500
Accounts payable	106,768	74,178
Accrued liabilities	184,687	139,237

Total current liabilities	322,500	233,915
LONG-TERM DEBT	5,700,193	3,598,625
DEFERRED INCOME TAXES	384,301	356,896
OTHER NON-CURRENT LIABILITIES	78,266	51,347

Total liabilities	6,485,260	4,240,783

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 53,172,551 and 52,157,225 at September 30, 2013 and 2012, respectively	532	521
Additional paid-in capital	689,935	553,223
(Accumulated deficit) / retained earnings	(1,004,244)	689,229
Accumulated other comprehensive loss	(6,516)	(8,051)
Treasury stock, at cost; 505,400 shares at September 30, 2013 and 2012	(16,088)	(16,088)

Total stockholders’ (deficit) equity	(336,381)	1,218,834

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$6,148,879	$5,459,617

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2013	2012	2011
NET SALES	$1,924,400	$1,700,208	$1,206,021
COST OF SALES	874,838	754,491	544,836

GROSS PROFIT	1,049,562	945,717	661,185
SELLING AND ADMINISTRATIVE EXPENSES	254,468	201,709	133,711
AMORTIZATION OF INTANGIBLE ASSETS	45,639	44,233	40,339

INCOME FROM OPERATIONS	749,455	699,775	487,135
INTEREST EXPENSE—Net	270,685	211,906	185,256
REFINANCING COSTS	30,281	—	72,454

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	448,489	487,869	229,425
INCOME TAX PROVISION	145,700	162,900	77,200

INCOME FROM CONTINUING OPERATIONS	302,789	324,969	152,225
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	19,909

NET INCOME	$302,789	$324,969	$172,134

NET INCOME APPLICABLE TO COMMON STOCK	$131,546	$321,670	$169,323

Net earnings per share—see Note 5:
Net earnings per share from continuing operations—basic and diluted	$2.39	$5.97	$2.80
Net earnings per share from discontinued operations—basic and diluted	—	—	0.37

Net earnings per share	$2.39	$5.97	$3.17

Cash dividends paid per common share	$34.85	$—	$—
Weighted-average shares outstanding:
Basic and diluted	55,080	53,882	53,333

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Fiscal Years Ended September 30,
	2013	2012	2011
Net income	$302,789	$324,969	$172,134
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,117	(1,315)	1,498
Interest rate swap agreements, net of tax	(3,587)	(2,635)	(1,077)
Pension liability adjustments, net of tax	1,005	(824)	102

Other comprehensive income (loss), net of tax	1,535	(4,774)	523

TOTAL COMPREHENSIVE INCOME	$304,324	$320,195	$172,657

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total
	Number of Shares	Common Stock				Number of Shares	Value
BALANCE—October 1, 2010	49,928,241	$499	$419,396	$192,126	$(3,800)	(494,100)	$(15,242)	$592,979
Compensation expense recognized for employee stock options	—	—	12,568	—	—	—	—	12,568
Excess tax benefits related to share-based payment arrangements	—	—	23,411	—	—	—	—	23,411
Exercise of employee stock options	899,395	9	9,199	—	—	—	—	9,208
Restricted stock compensation	—	—	6	—	—	—	—	6
Common stock issued	1,640	—	120	—	—	—	—	120
Net income	—	—	—	172,134	—	—	—	172,134
Interest rate swap, net of tax	—	—	—	—	(1,077)	—	—	(1,077)
Foreign currency translation adjustments	—	—	—	—	1,498			1,498
Pension liability adjustments, net of tax	—	—	—	—	102	—	—	102

BALANCE—September 30, 2011	50,829,276	508	464,700	364,260	(3,277)	(494,100)	(15,242)	810,949
Compensation expense recognized for employee stock options	—	—	22,151	—	—	—	—	22,151
Excess tax benefits related to share-based payment arrangements	—	—	50,555	—	—	—	—	50,555
Exercise of employee stock options	1,327,029	13	15,697	—	—	—	—	15,710
Treasury stock purchased	—	—	—	—	—	(11,300)	(846)	(846)
Common stock issued	920	—	120	—	—	—	—	120
Net income	—	—	—	324,969	—	—	—	324,969
Interest rate swaps, net of tax	—	—	—	—	(2,635)	—	—	(2,635)
Foreign currency translation adjustments	—	—	—	—	(1,315)	—	—	(1,315)
Pension liability adjustments, net of tax	—	—	—	—	(824)	—	—	(824)

BALANCE—September 30, 2012	52,157,225	521	553,223	689,229	(8,051)	(505,400)	(16,088)	1,218,834
Dividends paid	—	—	—	(1,950,683)	—	—	—	(1,950,683)
Unvested dividend equivalents	—	—	—	(45,579)	—	—	—	(45,579)
Compensation expense recognized for employee stock options	—	—	48,884	—	—	—	—	48,884
Excess tax benefits related to share-based payment arrangements	—	—	66,201	—	—	—	—	66,201
Exercise of employee stock options	1,014,613	11	21,523	—	—	—	—	21,534
Common stock issued	713	—	104	—	—	—	—	104
Net income	—	—	—	302,789	—	—	—	302,789
Interest rate swaps, net of tax	—	—	—	—	(3,587)	—	—	(3,587)
Foreign currency translation adjustments	—	—	—	—	4,117	—	—	4,117
Pension liability adjustments, net of tax	—	—	—	—	1,005	—	—	1,005

BALANCE—September 30, 2013	53,172,551	$532	$689,935	$(1,004,244)	$(6,516)	(505,400)	$(16,088)	$(336,381)

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Years Ended September 30,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$302,789	$324,969	$172,134
Net income from discontinued operations	—	—	(19,909)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,307	23,692	20,092
Amortization of intangible assets	46,208	44,535	40,368
Amortization of debt issue costs	11,933	12,544	9,842
Refinancing costs	30,281	—	72,454
Non-cash equity compensation	48,884	22,151	12,574
Excess tax benefits related to share-based payment arrangements	(66,201)	(50,555)	(23,411)
Deferred income taxes	(2,614)	24,800	8,888
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(25,006)	(1,957)	(14,993)
Inventories	(15,289)	(416)	(9,661)
Income taxes receivable/payable	65,510	34,097	(22,259)
Other assets	1,155	(10,564)	(2,692)
Accounts payable	23,510	(3,620)	4,484
Accrued and other liabilities	21,738	(5,791)	12,475

Net cash provided by operating activities	470,205	413,885	260,386

INVESTING ACTIVITIES:
Capital expenditures	(35,535)	(25,246)	(18,026)
Acquisition of businesses, net of cash acquired	(483,257)	(868,696)	(1,650,363)
Cash proceeds from sale of investment	16,350	—	—
Cash proceeds from sale of business	—	17,650	—
Cash proceeds from sales of discontinued operations	—	—	271,361

Net cash used in investing activities	(502,442)	(876,292)	(1,397,028)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	66,201	50,555	23,411
Proceeds from exercise of stock options	21,534	15,710	9,208
Dividends paid	(1,991,350)	(3,299)	(2,811)
Treasury stock purchased	—	(846)	—
Proceeds from 2013 credit facility—net	3,064,014	—	—
Repayment on 2013 credit facility	(18,760)	—	—
Proceeds from 2011 credit facility—net	147,360	484,316	1,500,048
Repayment on 2011 credit facility	(2,169,125)	(19,250)	(11,625)
Proceeds from senior subordinated notes due 2021—net	494,765	—	—
Proceeds from senior subordinated notes due 2020—net	541,556	—	—
Proceeds from senior subordinated notes due 2018—net	—	—	1,582,184
Repurchase of senior subordinated notes due 2014	—	—	(1,041,894)
Repayment on 2006 credit facility	—	—	(780,000)

Net cash provided by financing activities	156,195	527,186	1,278,521

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	258	(438)	192

NET INCREASE IN CASH AND CASH EQUIVALENTS	124,216	64,341	142,071

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	440,524	376,183	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$564,740	$440,524	$376,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$236,769	$197,787	$155,849

Cash paid during the period for income taxes	$82,292	$103,938	$88,367

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

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

Separate Financial Statements—Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 7 3/4% Senior Subordinated Notes due 2018, 5 1/2% Senior Subordinated Notes due 2020 and 7 1/2% Senior Subordinated Notes due 2021 are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing 100% owned domestic subsidiaries of TransDigm Inc. and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

2.	ACQUISITIONS

Whippany Actuation Systems, LLC—On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”) for approximately $149.5 million in cash, subject to adjustments based on the level of working capital as of the closing date of the acquisition. Whippany Actuation manufactures proprietary, highly engineered aerospace electromechanical motion control subsystems for civil and military applications, with product offerings including control electronics, motors, high power mechanical transmissions and actuators. These products fit well with TransDigm’s overall business direction. Whippany is included in TransDigm’s Power & Control segment. The Company expects that the approximately $101 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Arkwin Industries, Inc.—On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”), for approximately $285.7 million in cash, which includes a purchase price adjustment of $0.2 million received in the fourth quarter of fiscal 2013. Arkwin manufactures proprietary, highly engineered aerospace hydraulic and fuel system components for commercial and military aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. Arkwin is included in TransDigm’s Power & Control segment. The Company expects that the approximately $184 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Aerosonic, LLC—On June 5, 2013, Buccaneer Acquisition Sub Inc., a newly formed subsidiary of TransDigm Inc., completed the tender offer of a majority of the outstanding stock of Aerosonic Corporation (“Aerosonic”). Buccaneer Acquisition Sub Inc. was subsequently merged into Aerosonic on June 10, 2013; in connection therewith, all outstanding shares of Aerosonic were cancelled and Aerosonic became a wholly owned subsidiary of TransDigm Inc. The aggregate price paid in the tender offer and merger was approximately $39.8 million in cash. Aerosonic designs and manufactures proprietary, highly engineered mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, angle of attack stall warning systems, integrated air data sensors and other aircraft sensors, monitoring systems and flight instrumentation for use on commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Aerosonic is included in TransDigm’s Airframe segment. The Company expects that the approximately $14 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Aero-Instruments Co., LLC—On September 17, 2012, TransDigm Inc. acquired all of the outstanding equity interests in Aero-Instruments Co., LLC (“Aero-Instruments”), for approximately $34.6 million in cash, which includes a purchase price adjustment of $0.1 million received in the first quarter of fiscal 2013. Aero-Instruments designs and manufactures highly engineered air data sensors including pitot probes, pitot-static probes, static pressure ports, angle of attack, temperature sensors and flight test equipment for use primarily in the business jet and helicopter markets. These products fit well with TransDigm’s overall business direction. Aero-Instruments has since been merged into AeroControlex Group and is included in TransDigm’s Power & Control segment. The Company expects that the approximately $22 million of goodwill recognized for the acquisition will be deductible for tax purposes.

AmSafe Global Holdings, Inc.—On February 15, 2012, TransDigm Inc. acquired all of the outstanding stock of AmSafe Global Holdings, Inc. (“AmSafe”), for approximately $749.7 million in cash, which includes a purchase price adjustment of $0.5 million paid in the third quarter of fiscal 2012. AmSafe is a leading supplier of innovative, highly engineered and proprietary safety and restraint equipment used primarily in the global aerospace industry. These products fit well with TransDigm’s overall business direction. The majority of AmSafe product lines are included in TransDigm’s Airframe segment, and the remaining product lines are included in the Non-aviation segment. The distribution business acquired as part of AmSafe was sold on August 16, 2012 for approximately $17.8 million in cash, which includes a working capital adjustment of $0.1 million received in the first quarter of fiscal 2013. The equity investment in C-Safe LLC acquired as part of AmSafe was sold in October 2012 for approximately $16.4 million, which consisted of $5.0 million in cash at closing and an $11.4 million short-term note receivable, which was subsequently received in installments during fiscal 2013.

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

Assets acquired:
Current assets, excluding cash acquired	$122,694
Property, plant and equipment	20,787
Intangible assets	270,500
Goodwill	396,823
Other	15,614

Total assets acquired	$826,418

Liabilities assumed:
Current liabilities	$24,979
Deferred income taxes—long term	48,626
Other noncurrent liabilities	3,082

Total liabilities assumed	$76,687

Net assets acquired	$749,731

The Company expects that of the $397 million of goodwill recognized for the acquisition approximately $77 million will be deductible for tax purposes.

Harco Laboratories, Incorporated—On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $83.3 million in cash, which includes a purchase price adjustment of $0.4 million paid in the second quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. Harco is included in TransDigm’s Power & Control segment. The Company expects that the approximately $56 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Schneller Holdings LLC—On August 31, 2011, TransDigm Inc. acquired all of the outstanding equity interests in Schneller Holdings LLC (“Schneller”) for approximately $288.6 million in cash, which includes a purchase price adjustment of $1.0 million paid in the first quarter of fiscal 2012. Schneller designs and manufactures proprietary, highly engineered laminates, thermoplastics, and non-textile flooring for use primarily on side walls, lavatories, galleys, bulkheads and cabin floors for commercial aircraft. These products fit well with TransDigm’s overall business direction. Schneller is included in TransDigm’s Airframe segment. The Company expects that the approximately $168 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Talley Actuation—On December 31, 2010, AeroControlex Group, Inc., a wholly owned subsidiary of TransDigm Inc., acquired the actuation business of Telair International Inc. (“Talley Actuation”), a wholly-owned subsidiary of Teleflex Incorporated, for approximately $93.6 million in cash, which includes a purchase price adjustment of $0.3 million received in the third quarter of fiscal 2011. Talley Actuation manufactures proprietary, highly engineered electro-mechanical products and other components for commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Talley Actuation is included in TransDigm’s Power & Control segment. The Company expects that the approximately $70 million of goodwill recognized for the acquisition will be deductible for tax purposes.

McKechnie Aerospace Holdings, Inc.—On December 6, 2010, TransDigm Inc. acquired all of the outstanding stock of McKechnie Aerospace Holdings Inc. (“McKechnie Aerospace”), for approximately $1.27 billion in cash, which includes a purchase price adjustment of $0.3 million paid in the third quarter of fiscal 2011. McKechnie Aerospace, through its subsidiaries, is a leading global designer, producer and supplier of aerospace components, assemblies and subsystems for commercial aircraft, regional/business jets, military fixed wing and rotorcraft. Some of the businesses acquired as part of McKechnie Aerospace have been divested. The remaining products fit well with TransDigm’s overall business direction. Product lines of McKechnie Aerospace are included in both TransDigm’s Power & Control and Airframe segments. The Company expects that the approximately $865 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Whippany Actuation, Arkwin and Aerosonic; therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the applicable fiscal year ended September 30, 2013 or 2012, are not significant and, accordingly, are not provided.

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

Revenue Recognition and Related Allowances—Revenue is recognized from the sale of products when title and risk of loss passes to the customer, which is generally at the time of shipment. Substantially all product sales are made pursuant to firm, fixed-price purchase orders received from customers. Provisions for estimated returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. Due to uncertainties in the estimation process, it is possible that actual results may vary from the estimates.

Shipping and Handling Costs—Shipping and handling costs are included in cost of sales in the Consolidated Statements of Income.

Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the years ended September 30, 2013, 2012 and 2011 was approximately $32.1 million, $27.9 million, and $19.3 million, respectively.

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

Inventories—Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries, LLC which determines the cost of inventories using the last-in, first-out (LIFO) method. Approximately 4% of the inventory was valued under the LIFO method at September 30, 2013. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.

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

Intangible Assets—Intangible assets consist of identifiable intangibles acquired or recognized in accounting for the acquisitions (trademarks, trade names, technology, order backlog and other intangible assets) and goodwill. Goodwill and intangible assets that have indefinite useful lives (trademarks and trade names) are subject to annual impairment testing. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. The Company performs an annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below current value.

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

GAAP requires that the annual, and any interim, impairment assessment be performed at the reporting unit level. The reporting unit level is one level below an operating segment. Substantially all goodwill was determined and recognized for each reporting unit pursuant to the accounting for the merger or acquisition as of the date of each transaction. With respect to acquisitions integrated into an existing reporting unit, any acquired goodwill is combined with the goodwill of the reporting unit.

The impairment test for indefinite lived intangible assets consists of a comparison between their fair values and carrying values. If the carrying amounts of intangible assets that have indefinite useful lives exceed their fair values, an impairment loss will be recognized in an amount equal to the sum of any such excesses.

The Company assesses the recoverability of its amortizable intangible assets only when indicators of impairment are present by determining whether the amortization over their remaining lives can be recovered through projected, undiscounted cash flows from future operations. Amortization of amortizable intangible assets is computed using the straight-line method over the following estimated useful lives: technology from 20 to 22 years, order backlog over one year, and other intangible assets over 20 years.

Stock Option Plans—The Company records stock-based compensation measured using the fair value method of accounting. Compensation expense is recorded over the vesting periods of the options. For options subject to accelerated vesting under the “market sweep” provision, additional stock compensation expense is recorded representing costs that would have been recognized over the remaining requisite service period of the award when the market condition is met.

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

Discontinued Operations—During the year ended September 30, 2011, the Company sold, for aggregate cash proceeds of $271.4 million, two businesses which had been acquired as part of the McKechnie Aerospace acquisition and accounted for the sales as discontinued operations. Aggregate net sales of $24.1 million and losses from discontinued operations of $2.1 million were recognized during the period from the date of the McKechnie Aerospace acquisition through the respective dates of sale of the businesses. The consolidated statement of income for the year ended September 30, 2011 includes income from discontinued operations, net of tax, of $19.9 million, comprising the aggregate net after-tax gain of $22.0 million and the losses from discontinued operations of $2.1 million.

Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss)—The term “comprehensive income (loss)” represents the change in stockholders’ equity from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s accumulated other comprehensive income or loss, consisting principally of fair value adjustments to its interest rate swap agreements (net of tax), cumulative foreign currency translation adjustments and pension liability adjustments (net of tax), is reported separately in the accompanying consolidated statements of comprehensive income.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance included in Accounting Standards Codification (“ASC”) Topic 220, “Comprehensive Income.” This guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The Company adopted the presentation guidance during fiscal 2013 and has elected to present two separate consecutive statements.

In February 2013, the FASB issued authoritative accounting guidance included in ASC Topic 220, “Comprehensive Income.” This guidance requires all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. This presentation guidance is effective for the Company on October 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations and financial condition.

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2013	2012	2011
Numerator for earnings per share:
Net income from continuing operations	$302,789	$324,969	$152,225
Less dividends paid on participating securities	(171,243)	(3,299)	(2,811)

	131,546	321,670	149,414
Net income from discontinued operations	—	—	19,909

Net income applicable to common stock—basic and diluted	$131,546	$321,670	$169,323

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,258	50,996	49,888
Vested options deemed participating securities	2,822	2,886	3,445

Total shares for basic and diluted earnings per share	55,080	53,882	53,333

Net earnings per share from continuing operations—basic and diluted	$2.39	$5.97	$2.80
Net earnings per share from discontinued operations—basic and diluted	—	—	0.37

Net earnings per share	$2.39	$5.97	$3.17

6.	SALES AND TRADE ACCOUNTS RECEIVABLE

Sales—The Company’s sales and receivables are concentrated in the aerospace industry. TransDigm’s customers include: distributors of aerospace components; commercial airlines, large commercial transport and regional and business aircraft OEMs; various armed forces of the United States and friendly foreign governments; defense OEMs; system suppliers; and various other industrial customers.

One customer accounted for approximately 12%, 13% and 14% of the Company’s net sales for the years ended September 30, 2013, 2012 and 2011, respectively. Export sales to customers, primarily in Western Europe, Canada and Asia, were $572.0 million during fiscal 2013, $508.8 million during fiscal 2012 and $305.5 million during fiscal 2011.

Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2013	2012
Trade accounts receivable—gross	$295,934	$240,743
Allowance for uncollectible accounts	(5,485)	(4,960)

Trade accounts receivable—net	$290,449	$235,783

At September 30, 2013, approximately 9% of the Company’s trade accounts receivable was due from one customer. In addition, approximately 36% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

7.	INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2013	2012
Raw materials and purchased component parts	$274,510	$203,809
Work-in-progress	124,765	102,645
Finished Goods	58,052	48,395

Total	457,327	354,849
Reserves for excess and obsolete inventory and LIFO	(43,746)	(34,346)

Inventories—net	$413,581	$320,503

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2013	2012
Land and improvements	$44,103	$39,685
Buildings and improvements	99,115	78,631
Machinery, equipment and other	208,037	167,435
Construction in progress	10,895	10,171

Total	362,150	295,922
Accumulated depreciation	(153,186)	(123,185)

Property, plant and equipment—net	$208,964	$172,737

9.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following at September 30 (in thousands):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$801,010	$143,196	$657,814	$723,231	$105,995	$617,236
Order backlog	19,255	7,936	11,319	5,910	3,965	1,945
Other	43,427	8,760	34,667	43,343	6,528	36,815

Total	$863,692	$159,892	$703,800	$772,484	$116,488	$655,996

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense:

Years ended September 30,
2013	$46,208
2012	44,535
2011	40,368

Estimated Amortization Expense:

Years ending September 30,
2014	$54,431
2015	41,766
2016	41,766
2017	41,766
2018	41,766

Intangible assets acquired during the year ended September 30, 2013 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$304,343
Trademarks and trade names	22,761

	327,104

Intangible assets subject to amortization:
Technology	78,375	20 years
Order backlog	16,072	1 year

	94,447	16.8 years

Total	$421,551

The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2012 and 2013 were as follows (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2011	$1,205,846	$1,341,834	$48,067	$2,595,747
Goodwill acquired during the year (Note 2)	70,870	401,500	1,525	473,895
Divestitures (Note 3)	(2,012)	(24,097)	—	(26,109)
Other	(1)	(8,023)	(7)	(8,031)

Balance at September 30, 2012	1,274,703	1,711,214	49,585	3,035,502
Goodwill acquired during the year (Note 2)	284,889	13,969	5,485	304,343
Other	7,334	(3,282)	10	4,062

Balance at September 30, 2013	$1,566,926	$1,721,901	$55,080	$3,343,907

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30 (in thousands):

	2013	2012
Interest	$59,869	$39,003
Compensation and related benefits	50,830	39,446
Interest rate swap agreements	6,950	9,800
Product warranties	14,999	8,604
Other	52,039	42,384

Total	$184,687	$139,237

11.	DEBT

The Company’s long-term debt consists of the following at September 30 (in thousands):

	2013	2012
Term loans	$3,081,238	$2,019,125
Senior Subordinated Notes due 2021	500,000	—
Senior Subordinated Notes due 2020	550,000	—
Senior Subordinated Notes due 2018	1,600,000	1,600,000

	5,731,238	3,619,125
Less current portion	31,045	20,500

Long-term debt	$5,700,193	$3,598,625

Revolving Credit Facility and Term Loan—On February 28, 2013, TransDigm Inc. entered into an Amendment and Restatement Agreement (the “Amendment and Restatement Agreement”) in which TransDigm amended and restated its previous credit facilities. The Amendment and Restatement Agreement provides for a $2,200 million term loan facility (the “Term Loan Facility”), which was fully drawn on February 28, 2013, and a $310 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “2013 Credit Facility”).

The proceeds of the Term Loan Facility were used to repay in full the outstanding term loans under the previous credit facility and the related transaction expenses associated therewith. The Term Loan Facility consists of two tranches of term loans: the tranche B term loans and the tranche C term loans, and the Revolving Credit Facility consists of two tranches: the revolving A commitments and the revolving B commitments. The tranche B term loans consist of $500 million in the aggregate and the tranche C term loans consist of $1,700 million in the aggregate. The tranche B term loans mature on February 14, 2017 and the tranche C term loans mature on February 28, 2020.

On July 1, 2013, TransDigm Inc. entered into Amendment No. 1 (the “Amendment”) to the 2013 Credit Facility. The Amendment permits, among other things, a special dividend of up to $1.9 billion to the holders of TD Group’s common stock, par value $.01 per share, the issuance of the 2021 Notes (as defined below), changes to certain negative covenants under the 2013 Credit Facility, a modification to the financial covenant contained in the Revolving Credit Facility established pursuant to the 2013 Credit Facility and a modification to the incremental term loan facility established pursuant to the 2013 Credit Facility by excluding the Incremental Term Facility (as defined below) from the calculation of the availability thereunder.

On July 1, 2013, in accordance with the terms of the 2013 Credit Facility, TransDigm Inc. entered into an Incremental Term Loan Assumption Agreement (the “Term Loan Assumption Agreement”). The Term Loan Assumption Agreement provides for incremental term loans in the form of additional Tranche C Term Loans in the aggregate principal amount of $900 million (the “Incremental Term Facility”). The Incremental Term Facility was fully drawn on July 1, 2013. The terms and conditions that apply to the Incremental Term Facility are substantially the same as the terms and conditions that apply to the existing tranche C term loans under the 2013 Credit Facility. The Term Loan Facility requires quarterly principal payments of approximately $7.8 million.

The revolving A commitments are $32 million in the aggregate and the revolving B commitments are $278 million in the aggregate. The revolving A commitments mature on December 6, 2015 and the revolving B commitments mature on February 28, 2018. At September 30, 2013, the Company had $6.8 million letters of credit outstanding and $303.2 million of borrowings available under the 2013 Credit Facility.

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

The interest rates per annum applicable to the loans under the 2013 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At September 30, 2013 the applicable interest rate was 3.50% on the tranche B term loan and 3.75% on the tranche C term loan.

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

The Company recorded refinancing costs of $30.3 million during fiscal 2013 representing debt issue costs expensed in conjunction with the refinancing of our previous credit facilities.

At September 30, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

On July 16, 2013, the Company entered into three forward-starting interest rate swap agreements beginning September 30, 2014 to hedge the variable interest rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

Senior Subordinated Notes—On December 15, 2010, TransDigm issued $1.6 billion in aggregate principal amount of its 7  3/4% Senior Subordinated Notes due 2018 (the “2018 Notes”) at an issue price of 100% of the principal amount. Interest under the 2018 Notes is payable semi-annually on December 15 and June 15 of each year. The 2018 Notes mature on December 15, 2018, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2018 notes.

TransDigm utilized a portion of the proceeds from the 2018 Notes to purchase its 7 3/4% Senior Subordinated Notes due 2014 (the “2014 Notes”). The Company recorded refinancing costs of $72.5 million during the fiscal year ended September 30, 2011 representing charges resulting from the refinancing of TransDigm’s entire debt structure.

On October 15, 2012 TransDigm Inc. issued $550 million in aggregate principal amount of its 5 1/2 % Senior Subordinated Notes due 2020 (the “2020 Notes”) at an issue price of 100% of the principal amount. The 2020 Notes bear interest at the rate of 5 1/2% per annum, which accrues from October 15, 2012 and is payable semiannually on April 15 and October 15 of each year. The 2020 Notes mature on October 15, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2020 notes.

On July 1, 2013, TransDigm issued $500 million in aggregate principal amount of its 7 1/2 % Senior Subordinated Notes due 2021 (the “2021 Notes”) at an issue price of 100% of the principal amount. The 2021 Notes bear interest at the rate of 7 1/2% per annum, which accrues from July 1, 2013 and is payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2014. The 2021 Notes mature on July 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2021 Notes.

The 2021 Notes, 2020 Notes and the 2018 Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the 2021 Notes, 2020 Notes and 2018 Notes. The 2021 Notes, 2020 Notes and the 2018 Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its wholly-owned domestic subsidiaries named in the Indenture. The guarantees of the 2021 Notes, 2020 Notes and the 2018 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2021 Notes, 2020 Notes and the 2018 Notes. The 2021 Notes, 2020 Notes and the 2018 Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries. The 2021 Notes, 2020 Notes and the 2018 Notes contain many of the restrictive covenants included in the 2013 Credit Facility. TransDigm is in compliance with all the covenants contained in the 2021 Notes, 2020 Notes and 2018 Notes.

At September 30, 2013, future maturities of long-term debt are as follows (in thousands):

Years ended September 30,
2014	$31,045
2015	31,045
2016	31,045
2017	507,295
2018	26,045
Thereafter	5,104,763

$5,731,238

12.	RETIREMENT PLANS

Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2013, 2012 and 2011 was approximately $6.6 million, $4.9 million and $3.5 million, respectively.

Defined Benefit Pension Plans—The Company maintains certain non-contributory defined benefit pension plans. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans.

The Company maintains certain qualified, non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The plan assets as of September 30, 2013 and 2012 were approximately $62.7 million and $60.1 million, respectively. The Company’s projected benefit obligation for these defined benefit pension plans at September 30, 2013 and 2012 was $66.6 million and $64.8 million, respectively. The total liability recognized at September 30, 2013 and 2012 was $3.9 million and $4.7 million, respectively. The net periodic pension cost recognized in the Consolidated Statements of Income for the years ended September 30, 2013, 2012, and 2011 was $0.8 million, $0.6 million, and $0.4 million, respectively.

The Company has a non-qualified, non-contributory defined benefit pension plan, which covers certain retired employees. The plan is unfunded and provides defined benefits based on the final average salary of the employees as defined in the plan. The projected benefit obligation for this defined benefit pension plan and the total liability recognized in the Consolidated Balance Sheet at September 30, 2013 and 2012 was approximately $8.5 million and $9.5 million, respectively. The net periodic pension cost recognized in the Consolidated Statements of Income for the years ended September 30, 2013, 2012 and 2011 was $0.4 million, $0.4 million and less than $0.1 million, respectively.

13.	INCOME TAXES

The Company’s income tax provision on income from continuing operations consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2013	2012	2011
Current
Federal	$133,438	$122,884	$50,105
State	8,933	12,855	7,109
Foreign	5,943	2,361	1,310

	148,314	138,100	58,524

Deferred	(2,614)	24,800	18,676

	$145,700	$162,900	$77,200

The differences between the income tax provision on income from continuing operations at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2013	2012	2011
Tax at statutory rate of 35%	$156,970	$170,754	$80,299
State and local income taxes, net of federal benefit	4,858	5,221	3,576
Domestic manufacturing deduction	(14,388)	(9,126)	(2,772)
Research and development credits—net	(2,189)	(288)	(2,303)
Other—net	449	(3,661)	(1,600)

Income tax provision	$145,700	$162,900	$77,200

The components of the deferred taxes consist of the following at September 30 (in thousands):

	2013	2012
Deferred tax assets:
Employee benefits, compensation and other accrued obligations	$48,932	$31,711
Inventory	18,912	12,330
Net operating losses	14,916	14,637
Tax credits	13,687	9,347
Environmental	9,582	6,975
Interest rate swaps	5,384	3,652
Product warranties	3,826	3,560

Total	115,239	82,212
Less: Valuation allowance	(26,125)	(16,150)

Total deferred tax assets	89,114	66,062

Deferred tax liabilities:
Intangible assets	408,755	361,226
Property, plant and equipment	23,373	23,119
Unremitted foreign earnings	5,069	3,714
Other	6,036	5,765

Total deferred tax liabilities	443,233	393,824

Total net deferred tax liabilities	$354,119	$327,762

At September 30, 2013, the Company has United Kingdom net operating loss carryforwards of approximately $7.1 million and state net operating loss carryforwards of approximately $272 million that expire in various years from 2014 to 2031. A valuation allowance has been established equal to the amount of the net operating losses that the Company believes will not be utilized. The Company had foreign tax credit carryforwards which generate a tax benefit of approximately $12.6 million that expire from 2018 to 2021. A valuation allowance has been established equal to the amount of the foreign tax credits that the Company believes will not be utilized.

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

The cumulative amount of the Company’s foreign undistributed net earnings for which no deferred taxes have been provided is approximately $6.7 million at September 30, 2013. The Company has no plans to repatriate such earnings in the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012
Balance at beginning of period	$6,932	$7,568
Additions based on tax positions related to the current year	—	738
Additions based on tax positions related to the prior year	151	272
Settlements with tax authorities	—	(2,528)
Lapse in statute of limitations	(1,171)	(664)
Acquisitions	217	1,546

Balance at end of period	$6,129	$6,932

Unrecognized tax benefits at September 30, 2013 and 2012, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $5.7 million and $6.3 million, respectively. The Company classifies all income tax related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2013, 2012 and 2011. As of September 30, 2013 and 2012, the Company accrued $0.9 million for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2014.

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

Estimates of the Company’s environmental liabilities are based on current facts, laws, regulations and technology. These estimates take into consideration the Company’s prior experience and professional judgment of the Company’s environmental advisors. Estimates of the Company’s environmental liabilities are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and cost estimates, the extent of corrective actions that may be required and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation.

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

The Company’s consolidated balance sheet includes environmental remediation obligations at September 30, 2013 and 2012 of $27.2 million and $19.1 million, respectively. The increase in the Company’s environmental remediation obligations during the year ended September 30, 2013 was primarily due to the estimated cost of environmental remediation obligations assumed in connection with the acquisition of Arkwin.

15.	CAPITAL STOCK

Capital Stock—Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2013 and 2012 was 53,172,551 and 52,157,225, respectively. There were no shares of preferred stock outstanding at September 30, 2013 and 2012. The terms of the preferred stock have not been established.

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. For the year ended September 30, 2012, the Company repurchased 11,300 shares of its common stock at a gross cost of approximately $0.8 million at a weighted-average price per share of $74.87 per share. No purchases were made under the program during the year ended September 30, 2013. On October 29, 2013, we announced a new program replacing that program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate.

Special Cash Dividends—On October 15, 2012 the Company’s board of directors authorized and declared a special cash dividend of $12.85 on each outstanding share of common stock and cash dividend equivalent payments to holders of options under its stock option plans (See Note 17). The special cash dividend amounting to approximately $664.3 million in the aggregate was paid in November 2012 and dividend equivalent payments amounting to approximately $35.4 million in the aggregate were paid in November and December 2012.

On July 3, 2013 the Company’s board of directors authorized and declared a special cash dividend of $22.00 on each outstanding share of common stock and cash dividend equivalent payments to holders of options under its stock option plans. The special cash dividend amounting to approximately $1,155.8 million in the aggregate was paid in July 2013 and dividend equivalent payments amounting to approximately $95.1 million in the aggregate were paid in July and August 2013.

16.	SEGMENTS

During TransDigm’s third quarter ended June 29, 2013, the Company changed its internal management structure and its reporting structure of financial information used to assess performance and allocate resources. The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.

The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices and specialized AC/DC electric motors and generators. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces and lighting and control technology. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include seatbelts and safety restraints for ground transportation applications, mechanical/electro-mechanical actuators and controls for space applications, and refueling systems for heavy equipment used in mining, construction and other industries. Primary customers of this segment are off road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers and manufacturers of heavy equipment used in mining, construction and other industries.

The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items including refinancing costs, acquisition-related costs, transaction-related costs and non-cash compensation charges incurred in connection with the Company’s stock option plans. Acquisition-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction related costs comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.

EBITDA As Defined is not a measurement of financial performance under GAAP. Although we use EBITDA As Defined to assess the performance of our business and for various other purposes, the use of this non-GAAP financial measure as an analytical tool has limitations, and you should not consider it in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP.

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The accounting policies for each segment are the same as those described in the summary of significant accounting policies in the Company’s consolidated financial statements. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation. Intersegment sales were insignificant for the fiscal years ended September 30, 2013, 2012 and 2011.

The following table presents net sales by reportable segment (in thousands):

	Fiscal Years Ended September 30,
	2013	2012	2011
Net sales to external customers
Power & Control	$872,325	$776,342	$668,920
Airframe	951,436	843,643	505,257
Non-aviation	100,639	80,223	31,844

	$1,924,400	$1,700,208	$1,206,021

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Fiscal Years Ended September 30,
	2013	2012	2011
EBITDA As Defined
Power & Control	$455,950	$410,259	$349,239
Airframe	444,066	402,048	244,624
Non-aviation	23,647	24,133	16,522

Total segment EBITDA As Defined	923,663	836,440	610,385
Unallocated corporate expenses	23,385	27,421	20,511

Total Company EBITDA As Defined	900,278	809,019	589,874

Depreciation and amortization	73,515	68,227	60,460
Interest expense—net	270,685	211,906	185,256
Acquisition-related costs	26,433	18,866	29,711
Stock option expense	48,884	22,151	12,568
Other nonrecurring charges	1,991	—	—
Refinancing costs	30,281	—	72,454

Income from continuing operations before income taxes	$448,489	$487,869	$229,425

The following table presents capital expenditures and depreciation and amortization by segment (in thousands):

	Fiscal Years Ended September 30,
	2013	2012	2011
Capital expenditures
Power & Control	$13,149	$9,436	$8,740
Airframe	19,121	13,730	7,914
Non-aviation	2,773	1,920	522
Corporate	492	160	850

	$35,535	$25,246	$18,026

Depreciation and amortization
Power & Control	$27,586	$21,565	$22,368
Airframe	42,960	44,128	36,825
Non-aviation	2,614	2,393	980
Corporate	355	141	287

	$73,515	$68,227	$60,460

	September 30, 2013	September 30, 2012
Total assets
Power & Control	$2,398,469	$1,896,300
Airframe	2,958,974	2,932,229
Non-aviation	132,672	118,520
Corporate	658,764	512,568

	$6,148,879	$5,459,617

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

17.	STOCK-BASED COMPENSATION

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

The following table shows the expense recognized by the Company for stock-based compensation (in thousands):

	Fiscal Years Ended September 30,
	2013	2012	2011
Stock option compensation expense:
Performance vested stock options	$48,884	$22,151	$12,568
Restricted stock award amortization	—	—	6

	$48,884	$22,151	$12,574

During the year ended September 30, 2013, the Company recorded additional stock compensation expense of $24.5 million representing costs that would have been recognized over the remaining requisite service period of the award for options granted prior to October 1, 2011 that became fully vested under the market sweep provision, as discussed further below.

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2013, 2012 and 2011 was $45.53, $43.23 and $33.51, respectively.

Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2013, there was approximately $22.3 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of three years.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2013	2012	2011
Risk-free interest rate	0.84% to 1.00%	1.10% to 1.50%	1.67% to 2.53%
Expected life of options	6 years	6 years	6 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	35%	40%	40%

The risk-free interest rate is based upon the Treasury bond rates as of the grant date. The average expected life of stock-based awards is based on vesting schedules and contractual terms. Expected volatility of stock was calculated using a rate based upon the historical volatility of both TransDigm’s common stock and the stock of publicly traded companies in the Company’s peer group in the aerospace industry. Notwithstanding the special cash dividends paid in October 2012 and July 2013, the Company historically has not paid regular cash dividends and does not anticipate paying regular cash dividends in future periods; thus, no dividend rate assumption is used.

The total fair value of options vested during fiscal years ended September 30, 2013, 2012, and 2011 was $63.9 million, $11.4 million and $7.8 million, respectively.

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

In connection with the $12.85 per share special cash dividend paid in November 2012, in order to take into account the earlier return of capital, the TD Group compensation committee adjusted the market-based vesting features in outstanding options pursuant to the authority granted to the committee under the TD Group stock incentive plan. Under this “market sweep” provision, unvested options granted prior to October 1, 2011 would accelerate and become fully vested if the closing price of the Company’s common stock exceeded $147.15 per share (originally $160 per share) on any 60 trading days during any consecutive 12-month period commencing March 1, 2013.

In addition, in connection with the $12.85 per share special cash dividend paid in November 2012 and the $22.00 per share special cash dividend paid in July 2013, in order to take into account the earlier return of capital, the TD Group compensation committee adjusted the market-based vesting features in outstanding options pursuant to the authority granted to the committee under the TD Group stock incentive plan. Under this “market sweep” provision, unvested options granted in fiscal 2012 would accelerate and become fully vested if the closing price of the Company’s common stock exceeded $135.15 per share (originally $170 per share) on any 60 trading days during any consecutive 12-month period commencing two years from the date of grant. Options granted in fiscal 2013 do not contain such accelerated vesting provision.

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

In addition to shares issued pursuant to options exercised, during the fiscal year ended September 30, 2013, 713 shares of common stock were issued with a weighted-average grant date fair value of $146.37 as payment to directors in lieu of cash.

Performance Vested Stock Options—All of the options granted through September 30, 2013 under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2013:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2012	4,726,195	$56.24
Granted	949,596	130.54
Exercised	(419,042)	37.36
Forfeited	(108,900)	95.20
Expired	(43)	41.79

Outstanding at September 30, 2013	5,147,806	$70.66	6.8 years	$350,241,277

Expected to vest	665,544	$105.23	8.7 years	$22,275,547

Exercisable at September 30, 2013	3,850,765	$53.00	6.1 years	$330,010,560

At September 30, 2013, there were 2,301,250 remaining shares available for award under TD Group’s 2006 stock incentive plan.

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

TD Group has reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, which had all been issued as of September 30, 2013.

Time Vested Stock Options—The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the fiscal year ended September 30, 2013:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2012	337,475	$11.66
Granted	—	—
Exercised	(224,008)	7.12
Forfeited	—	—

Outstanding at September 30, 2013	113,467	$20.62	2.6 years	$13,398,183

Exercisable at September 30, 2013	113,467	$20.62	2.6 years	$13,398,183

Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2013:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2012	714,647	$14.56
Granted	77,829	130.09
Exercised	(355,467)	11.42

Outstanding at September 30, 2013	437,009	$37.69	3.6 years	$44,142,279

Exercisable at September 30, 2013	359,180	$17.66	2.4 years	$43,475,147

The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2013, 2012 and 2011 was $120.8 million, $137.5 million and $63.0 million, respectively.

Options Not Pursuant to a Shareholder Approved Plan

In addition to the stock options issued under the 2003 stock option plan and 2006 stock incentive plan, two members of the Company’s Board of Directors were also granted stock options of TD Group. All of the 134,040 options issued under these agreements, were exercised as of September 30, 2013.

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

Dividend equivalent payments relating to the October 2009 special cash dividend of $7.65 per share that were paid in the first quarter of fiscal 2013, 2012 and 2011 were approximately $2.7 million, $3.3 million and $2.8 million, respectively.

As a result of the October 15, 2012 special cash dividend of $12.85 on each outstanding share of common stock, holders of options under its stock option plans received dividend equivalent payments amounting to approximately $35.4 million in the aggregate paid in November and December 2012.

As a result of the July 3, 2013 special cash dividend of $22.00 on each outstanding share of common stock, holders of options under its stock option plans received dividend equivalent payments amounting to approximately $95.1 million in the aggregate paid in July and August 2013.

In addition, during July 2013 the Company made $38.0 million of dividend equivalent payments related to the October 2009 special cash dividend payment of $7.65 per share and the October 2012 special cash dividend payment of $12.85 per share for unvested options granted prior to October 1, 2011 that became fully vested under the market sweep provisions thereof.

18.	LEASES

TransDigm leases certain manufacturing facilities, equipment and vehicles with rental payments required through January 2051. Rental expense during the years ended September 30, 2013, 2012 and 2011 was $9.2 million, $7.9 million and $5.9 million, respectively.

Future minimum rental commitments at September 30, 2013 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $9.3 million in fiscal 2014, $7.4 million in fiscal 2015, $6.7 million in fiscal 2016, $5.8 million in fiscal 2017, $4.7 million in fiscal 2018, and $16.3 million thereafter.

19.	FAIR VALUE MEASUREMENTS

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

The following summarizes the carrying amounts and fair values of financial instruments as of September 30 (in thousands):

		September 30, 2013		September 30, 2012
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$564,740	$564,740	$440,524	$440,524
Liabilities:
Interest rate swap agreements(1)	2	6,950	6,950	9,800	9,800
Interest rate swap agreements(2)	2	7,550	7,550	—	—
Long-term debt:
Term loans	2	3,081,238	3,065,000	2,019,125	2,037,000
7 3/4% Senior Subordinated Notes due 2018	1	1,600,000	1,708,000	1,600,000	1,696,000
5 1/2% Senior Subordinated Notes due 2020	1	550,000	540,000	—	—
7 1/2% Senior Subordinated Notes due 2021	1	500,000	536,000	—	—

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.
(2)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s 2018 Notes, 2020 Notes and 2021 Notes were based upon quoted market prices.

20.	DERIVATIVES AND HEDGING ACTIVITIES

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

Interest rate swap agreements are used to manage interest rate risk associated with floating-rate borrowings under our 2013 Credit Facility. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments that qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings.

On July 16, 2013, the Company entered into three forward-starting interest rate swap agreements beginning September 30, 2014 to hedge the variable interest rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At September 30, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

In conjunction with the refinancing of the 2011 Credit Facility, the Company no longer designated the interest rate swap agreements relating to the $353 million aggregate notional amount as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s equity will be amortized into earnings over the remaining period of the swap agreements. The net after-tax loss included in accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the swap agreement was $4.8 million at September 30, 2013.

21.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at September 30 (in thousands):

	2013	2012
Interest rate swap agreements, net of taxes of $5.2 million for 2013 and $3.7 million for 2012	$(9,722)	$(6,135)
Cumulative foreign currency translation adjustments	4,597	480
Pension liability adjustments, net of taxes of $0.9 million for 2013 and $1.8 million for 2012	(1,391)	(2,396)

Total	$(6,516)	$(8,051)

22.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 29, 2012	Second Quarter Ended March 30, 2013	Third Quarter Ended June 29, 2013	Fourth Quarter Ended September 30, 2013
	(in thousands, except per share amounts)
Year Ended September 30, 2013
Net sales	$430,418	$465,609	$488,636	$539,737
Gross profit	238,547	259,310	268,986	282,719
Net income	74,170	67,937	76,655	84,027
Net earnings (loss) per share—basic and diluted(1)	$0.66	$1.25	$0.71	$(0.20)

	First Quarter Ended December 31, 2011	Second Quarter Ended March 31, 2012	Third Quarter Ended June 30, 2012	Fourth Quarter Ended September 30, 2012
	(in thousands, except per share amounts)
Year Ended September 30, 2012
Net sales	$352,473	$423,469	$461,660	$462,606
Gross profit	199,555	236,040	253,302	256,820
Net income	65,105	81,552	90,446	87,866
Net earnings per share—basic and diluted(1)	$1.15	$1.51	$1.68	$1.63

(1)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share.
(2)	The Company’s operating results include the results of operations of acquisitions from the effective date of each acquisition. See Note 2 to the Consolidated Financial Statements.

23.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 2018 Notes, 2020 Notes and 2021 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of September 30, 2013 and September 30, 2012 and its statements of income and cash flows for the fiscal years ended September 30, 2013, 2012 and 2011 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2013

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,313	$536,863	$7,900	$18,664	$—	$564,740
Trade accounts receivable—Net	—	16,332	251,272	24,567	(1,722)	290,449
Inventories—Net	—	26,353	359,518	28,633	(923)	413,581
Deferred income taxes	—	30,182	—	—	—	30,182
Prepaid expenses and other	—	7,533	10,693	3,317	—	21,543

Total current assets	1,313	617,263	629,383	75,181	(2,645)	1,320,495
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(360,694)	5,206,201	2,527,374	77,853	(7,450,734)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,471	178,193	15,300	—	208,964
GOODWILL	—	67,245	3,192,519	84,143	—	3,343,907
TRADEMARKS AND TRADE NAMES	—	19,377	434,066	32,247	—	485,690
OTHER INTANGIBLE ASSETS—Net	—	22,130	663,881	19,249	(1,460)	703,800
DEBT ISSUE COSTS—Net	—	72,668	—	—	—	72,668
OTHER	—	2,633	10,520	201	1	13,355

TOTAL ASSETS	$(359,381)	$6,022,988	$7,635,936	$304,174	$(7,454,838)	$6,148,879

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$31,045	$—	$—	$—	$31,045
Accounts payable	—	14,353	82,661	11,481	(1,727)	106,768
Accrued liabilities	—	80,313	88,204	16,170	—	184,687

Total current liabilities	—	125,711	170,865	27,651	(1,727)	322,500
LONG-TERM DEBT	—	5,700,193	—	—	—	5,700,193
DEFERRED INCOME TAXES	—	384,301	—	—	—	384,301
OTHER NON-CURRENT LIABILITIES	—	32,474	45,748	44	—	78,266

Total liabilities	—	6,242,679	216,613	27,695	(1,727)	6,485,260

STOCKHOLDERS’ EQUITY (DEFICIT)	(359,381)	(219,691)	7,419,323	276,479	(7,453,111)	(336,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$(359,381)	$6,022,988	$7,635,936	$304,174	$(7,454,838)	$6,148,879

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,100	$406,891	$4,494	$9,039	$—	$440,524
Trade accounts receivable—Net	—	12,261	207,537	17,486	(1,501)	235,783
Inventories—Net	—	23,410	272,180	25,397	(484)	320,503
Deferred income taxes	—	29,134	—	—	—	29,134
Prepaid expenses and other	—	9,585	12,626	2,376	—	24,587

Total current assets	20,100	481,281	496,837	54,298	(1,985)	1,050,531
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	1,198,734	4,720,602	2,055,938	43,745	(8,019,019)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,685	144,177	12,875	—	172,737
GOODWILL	—	85,680	2,872,483	77,339	—	3,035,502
TRADEMARKS AND TRADE NAMES	—	19,377	416,490	31,747	—	467,614
OTHER INTANGIBLE ASSETS—Net	—	8,151	614,225	33,620	—	655,996
DEBT ISSUE COSTS—Net	—	62,190	—	—	—	62,190
OTHER	—	2,750	(27,249)	39,546	—	15,047

TOTAL ASSETS	$1,218,834	$5,395,716	$6,572,901	$293,170	$(8,021,004)	$5,459,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$20,500	$—	$—	$—	$20,500
Accounts payable	—	10,068	54,054	11,553	(1,497)	74,178
Accrued liabilities	—	68,808	64,250	6,179	—	139,237

Total current liabilities	—	99,376	118,304	17,732	(1,497)	233,915
LONG-TERM DEBT	—	3,598,625	—	—	—	3,598,625
DEFERRED INCOME TAXES	—	356,896	—	—	—	356,896
OTHER NON-CURRENT LIABILITIES	—	24,083	26,480	784	—	51,347

Total liabilities	—	4,078,980	144,784	18,516	(1,497)	4,240,783

STOCKHOLDERS’ EQUITY	1,218,834	1,316,736	6,428,117	274,654	(8,019,507)	1,218,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,218,834	$5,395,716	$6,572,901	$293,170	$(8,021,004)	$5,459,617

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME FOR THE YEAR ENDED SEPTEMBER 30, 2013

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$110,608	$1,699,742	$120,706	$(6,656)	$1,924,400
COST OF SALES	—	66,524	732,812	81,583	(6,081)	874,838

GROSS PROFIT	—	44,084	966,930	39,123	(575)	1,049,562
SELLING AND ADMINISTRATIVE EXPENSES	—	88,286	147,620	17,180	1,382	254,468
AMORTIZATION OF INTANGIBLE ASSETS	—	624	43,265	1,750	—	45,639

INCOME (LOSS) FROM OPERATIONS	—	(44,826)	776,045	20,193	(1,957)	749,455
INTEREST EXPENSE—Net	—	267,385	2,028	1,272	—	270,685
REFINANCING COSTS	—	30,281	—	—	—	30,281
EQUITY IN INCOME OF SUBSIDIARIES	(302,789)	(505,199)	—	—	807,988	—

INCOME BEFORE INCOME TAXES	302,789	162,707	774,017	18,921	(809,945)	448,489
INCOME TAX PROVISION (BENEFIT)	—	(140,082)	272,829	12,953	—	145,700

NET INCOME	$302,789	$302,789	$501,188	$5,968	$(809,945)	$302,789

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,535	(4,515)	950	5,100	(1,535)	1,535

TOTAL COMPREHENSIVE INCOME	$304,324	$298,274	$502,138	$11,068	$(811,480)	$304,324

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2012

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$103,694	$1,508,067	$102,299	$(13,852)	$1,700,208
COST OF SALES	—	64,394	622,056	81,390	(13,349)	754,491

GROSS PROFIT	—	39,300	886,011	20,909	(503)	945,717
SELLING AND ADMINISTRATIVE EXPENSES	—	61,214	125,261	15,234	—	201,709
AMORTIZATION OF INTANGIBLE ASSETS	—	624	41,937	1,672	—	44,233

INCOME (LOSS) FROM OPERATIONS	—	(22,538)	718,813	4,003	(503)	699,775
INTEREST EXPENSE—Net	—	208,384	2,268	1,254	—	211,906
EQUITY IN INCOME OF SUBSIDIARIES	(324,969)	(465,683)	—	—	790,652	—

INCOME BEFORE INCOME TAXES	324,969	234,761	716,545	2,749	(791,155)	487,869
INCOME TAX PROVISION (BENEFIT)	—	(90,208)	251,514	1,594	—	162,900

NET INCOME	$324,969	$324,969	$465,031	$1,155	$(791,155)	$324,969

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(4,774)	(3,067)	204	(1,911)	4,774	(4,774)

TOTAL COMPREHENSIVE INCOME (LOSS)	$320,195	$321,902	$465,235	$(756)	$(786,381)	$320,195

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2011

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$81,944	$1,097,662	$31,649	$(5,234)	$1,206,021
COST OF SALES	—	46,438	479,536	24,334	(5,472)	544,836

GROSS PROFIT	—	35,506	618,126	7,315	238	661,185
SELLING AND ADMINISTRATIVE EXPENSES	—	44,754	85,796	3,172	(11)	133,711
AMORTIZATION OF INTANGIBLE ASSETS	—	624	37,900	1,815	—	40,339

INCOME (LOSS) FROM OPERATIONS	—	(9,872)	494,430	2,328	249	487,135
INTEREST EXPENSE—Net	—	183,175	777	1,304	—	185,256
REFINANCING COSTS	—	72,454	—	—	—	72,454
EQUITY IN INCOME OF SUBSIDIARIES	(172,134)	(345,158)	—	—	517,292	—

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	172,134	79,657	493,653	1,024	(517,043)	229,425
INCOME TAX PROVISION (BENEFIT)	—	(92,477)	167,822	1,855	—	77,200

INCOME (LOSS) FROM CONTINUING OPERATIONS	172,134	172,134	325,831	(831)	(517,043)	152,225
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	4,883	15,026	—	19,909

NET INCOME	$172,134	$172,134	$330,714	$14,195	$(517,043)	$172,134

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	523	(1,194)	(78)	1,789	(523)	523

TOTAL COMPREHENSIVE INCOME	$172,657	$170,940	$330,636	$15,984	$(517,566)	$172,657

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2013

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(95,862)	$565,957	$8,703	$(8,593)	$470,205
INVESTING ACTIVITIES:
Capital expenditures	—	(2,047)	(29,727)	(3,761)	—	(35,535)
Acquisition of business, net of cash acquired		(483,257)	—	—	—	(483,257)
Cash proceeds from sale of investment	—	16,350	—	—	—	16,350

Net cash used in investing activities	—	(468,954)	(29,727)	(3,761)	—	(502,442)

FINANCING ACTIVITIES:
Intercompany activities	1,884,828	(1,365,022)	(532,824)	4,425	8,593	—
Excess tax benefits related to share-based payment arrangements	66,201	—	—	—	—	66,201
Proceeds from exercise of stock options	21,534	—	—	—	—	21,534
Dividends paid	(1,991,350)	—	—	—	—	(1,991,350)
Proceeds from 2013 credit facility—net	—	3,064,014	—	—	—	3,064,014
Repayment on 2013 credit facility	—	(18,760)	—	—	—	(18,760)
Proceeds from 2011 credit facility—net	—	147,360	—	—	—	147,360
Repayment on 2011 credit facility	—	(2,169,125)	—	—	—	(2,169,125)
Proceeds from senior subordinated notes due 2021—net	—	494,765	—	—	—	494,765
Proceeds from senior subordinated notes due 2020—net	—	541,556	—	—	—	541,556

Net cash provided by (used in) financing activities	(18,787)	694,788	(532,824)	4,425	8,593	156,195

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	258	—	258

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,787)	129,972	3,406	9,625	—	124,216
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,100	406,891	4,494	9,039	—	440,524

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,313	$536,863	$7,900	$18,664	$—	$564,740

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2012

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(119,491)	$523,759	$9,466	$151	$413,885
INVESTING ACTIVITIES:
Capital expenditures	—	(1,865)	(22,259)	(1,122)	—	(25,246)
Acquisition of businesses, net of cash acquired	—	(868,696)	—	—	—	(868,696)
Cash proceeds from sale of business	—	17,650	—	—	—	17,650

Net cash used in investing activities	—	(852,911)	(22,259)	(1,122)	—	(876,292)

FINANCING ACTIVITIES:
Intercompany activities	(47,715)	554,153	(499,121)	(7,166)	(151)	—
Excess tax benefits related to share-based payment arrangements	50,555	—	—	—	—	50,555
Proceeds from exercise of stock options	15,710	—	—	—	—	15,710
Dividends paid	(3,299)	—	—	—	—	(3,299)
Treasury stock purchased	(846)	—	—	—	—	(846)
Proceeds from 2011 credit facility—net	—	484,316	—	—	—	484,316
Repayment on 2011 credit facility	—	(19,250)	—	—	—	(19,250)

Net cash provided by (used in) financing activities	14,405	1,019,219	(499,121)	(7,166)	(151)	527,186

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(438)	—	(438)

INCREASE IN CASH AND CASH EQUIVALENTS	14,405	46,817	2,379	740	—	64,341
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	360,074	2,115	8,299	—	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,100	$406,891	$4,494	$9,039	$—	$440,524

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2011

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(164,846)	$409,483	$14,102	$1,647	$260,386
INVESTING ACTIVITIES:
Capital expenditures	—	(2,639)	(15,140)	(247)	—	(18,026)
Acquisition of businesses, net of cash acquired	—	(1,650,363)	—	—	—	(1,650,363)
Cash proceeds from sales of discontinued operations	—	271,361	—	—	—	271,361

Net cash used in investing activities	—	(1,381,641)	(15,140)	(247)	—	(1,397,028)

FINANCING ACTIVITIES:
Intercompany activities	(28,997)	431,648	(395,256)	(5,748)	(1,647)	—
Excess tax benefits related to share-based payment arrangements	23,411	—	—	—	—	23,411
Proceeds from exercise of stock options	9,208	—	—	—	—	9,208
Dividends paid	(2,811)	—	—	—	—	(2,811)
Proceeds from 2011 credit facility—net		1,500,048	—	—	—	1,500,048
Repayment on 2011 credit facility		(11,625)	—	—	—	(11,625)
Proceeds from senior subordinated notes due 2018—net		1,582,184	—	—	—	1,582,184
Repurchase of senior subordinated notes due 2014		(1,041,894)	—	—	—	(1,041,894)
Repayment on 2006 credit facility		(780,000)	—	—	—	(780,000)

Net cash provided by (used in) financing activities	811	1,680,361	(395,256)	(5,748)	(1,647)	1,278,521

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	192	—	192

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	811	133,874	(913)	8,299	—	142,071
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,884	226,200	3,028	—	—	234,112

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,695	$360,074	$2,115	$8,299	$—	$376,183

*****

TRANSDIGM GROUP INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012, AND 2011

(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions from Reserve(1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions
Year Ended September 30, 2013
Allowance for doubtful accounts	$4,960	$1,566	$1,137	$(2,178)	$5,485
Reserve for excess and obsolete inventory	36,081	14,159	148	(5,019)	45,369
Year Ended September 30, 2012
Allowance for doubtful accounts	2,873	1,555	1,066	(534)	4,960
Reserve for excess and obsolete inventory	25,623	11,839	4,933	(6,314)	36,081
Year Ended September 30, 2011
Allowance for doubtful accounts	2,270	570	599	(566)	2,873
Reserve for excess and obsolete inventory	18,251	8,361	415	(1,404)	25,623

(1)	The amounts in this column represent charge-offs net of recoveries.

EXHIBIT INDEX

TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2013

EXHIBIT NO.	DESCRIPTION
10.32	Text of Option Amendments made in November 2011 (to options under 2008 stock incentive program for optionees who received extension options in fiscal 2012)*

10.34	Text of Option Amendments made in July 2012 (to options for Messrs. Skulina, Palmer and Leary under 2008 stock incentive program)*

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of TransDigm Group Incorporated

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to Consolidated Financial Statements formatted in XBRL.

*	Indicates management contract or compensatory plan contract or arrangement.