Form 10-Q
period 2013-12-28
TransDigm Group INC
filed 2014-02-05
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 28, 2013.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,767,714 as of January 25, 2014.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	December 28, 2013	September 30, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$410,924	$564,740
Trade accounts receivable - Net	322,439	290,449
Inventories - Net	443,051	413,581
Deferred income taxes	28,431	30,182
Prepaid expenses and other	16,248	21,543

Total current assets	1,221,093	1,320,495

PROPERTY, PLANT AND EQUIPMENT - Net	219,222	208,964
GOODWILL	3,489,842	3,343,907
TRADEMARKS AND TRADE NAMES	530,668	485,690
OTHER INTANGIBLE ASSETS - Net	747,359	703,800
DEBT ISSUE COSTS - Net	70,551	72,668
OTHER	13,752	13,355

TOTAL ASSETS	$6,292,487	$6,148,879

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$31,045	$31,045
Accounts payable	90,505	106,768
Accrued liabilities	217,099	184,687

Total current liabilities	338,649	322,500

LONG-TERM DEBT	5,700,193	5,700,193
DEFERRED INCOME TAXES	417,344	384,301
OTHER NON-CURRENT LIABILITIES	70,483	78,266

Total liabilities	6,526,669	6,485,260

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 53,240,219 and 53,172,551 at December 28, 2013 and September 30, 2013, respectively	532	532
Additional paid-in capital	700,639	689,935
Accumulated deficit	(919,460)	(1,004,244)
Accumulated other comprehensive income (loss)	195	(6,516)
Treasury stock, at cost; 505,400 shares at December 28, 2013 and September 30, 2013	(16,088)	(16,088)

Total stockholders’ (deficit) equity	(234,182)	(336,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$6,292,487	$6,148,879

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN WEEK PERIODS ENDED

DECEMBER 28, 2013 AND DECEMBER 29, 2012

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	December 28, 2013	December 29, 2012

NET SALES	$529,322	$430,418

COST OF SALES	245,186	191,871

GROSS PROFIT	284,136	238,547

SELLING AND ADMINISTRATIVE EXPENSES	57,127	55,161
AMORTIZATION OF INTANGIBLE ASSETS	16,383	10,540

INCOME FROM OPERATIONS	210,626	172,846

INTEREST EXPENSE - Net	80,853	62,876

INCOME BEFORE INCOME TAXES	129,773	109,970

INCOME TAX PROVISION	43,650	35,800

NET INCOME	$86,123	$74,170

NET INCOME APPLICABLE TO COMMON STOCK	$81,984	$36,040

Net earnings per share - see Note 5:

Basic and diluted	$1.44	$0.66
Cash dividends paid per common share	$—	$12.85

Weighted-average shares outstanding:
Basic and diluted	56,991	54,453

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN WEEK PERIODS ENDED

DECEMBER 28, 2013 AND DECEMBER 29, 2012

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended
	December 28,	December 29,
	2013	2012
Net income	$86,123	$74,170

Other comprehensive income, net of tax:

Foreign currency translation adjustments	2,647	2,052

Interest rate swap agreements, net of taxes of $1.8 million for the thirteen week period ended December 28, 2013	4,064	—

Other	—	(214)

Other comprehensive income, net of tax	6,711	1,838

TOTAL COMPREHENSIVE INCOME	$92,834	$76,008

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 28, 2013

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other Comprehensive	Treasury Stock
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Income (Loss)	Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2013	53,172,551	$532	$689,935	$(1,004,244)	$(6,516)	(505,400)	$(16,088)	$(336,381)

Unvested dividend equivalents	—	—	—	(1,339)	—	—	—	(1,339)
Compensation expense recognized for employee stock options	—	—	4,175	—	—	—	—	4,175
Excess tax benefits related to share-based payment arrangements	—	—	3,636	—	—	—	—	3,636
Exercise of employee stock options	67,668	—	2,893	—	—	—	—	2,893
Net income	—	—	—	86,123	—	—	—	86,123
Interest rate swaps, net of tax	—	—	—	—	4,064	—	—	4,064
Foreign currency translation adjustments	—	—	—	—	2,647	—	—	2,647

BALANCE, DECEMBER 28, 2013	53,240,219	$532	$700,639	$(919,460)	$195	(505,400)	$(16,088)	$(234,182)

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended
	December 28, 2013	December 29, 2012
OPERATING ACTIVITIES:
Net income	$86,123	$74,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,404	6,868
Amortization of intangible assets	16,435	10,584
Amortization of debt issue costs	3,085	3,796
Non-cash equity compensation	4,175	7,131
Excess tax benefits related to share-based payment arrangements	(3,636)	(26,688)
Deferred income taxes	(87)	1,258
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(3,034)	17,321
Inventories	(2,216)	(11,521)
Income taxes receivable/payable	45,118	33,949
Other assets	3,156	3,045
Accounts payable	(24,773)	(4,405)
Accrued and other liabilities	(16,043)	(17,393)

Net cash provided by operating activities	115,707	98,115

INVESTING ACTIVITIES:
Capital expenditures	(8,097)	(8,677)
Acquisition of businesses, net of cash acquired	(263,892)	134
Cash proceeds from sale of investment	—	5,000

Net cash used in investing activities	(271,989)	(3,543)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	3,636	26,688
Proceeds from exercise of stock options	2,893	5,541
Dividends paid	(4,139)	(702,406)
Proceeds from 2011 credit facility - net	—	147,373
Proceeds from senior subordinated notes due 2020 - net	—	542,000
Other	(78)	—

Net cash provided by financing activities	2,312	19,196

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	154	139

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(153,816)	113,907
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	564,740	440,524

CASH AND CASH EQUIVALENTS, END OF PERIOD	$410,924	$554,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$77,125	$67,772

Cash paid during the period for income taxes	$306	$895

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEK PERIODS ENDED DECEMBER 28, 2013 AND DECEMBER 29, 2012

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

Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces, lighting and control technology and military personnel parachutes and cargo delivery systems.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2013 included in TD Group’s Form 10-K dated November 15, 2013. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2013 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 28, 2013 are not necessarily indicative of the results to be expected for the full year.

3.	ACQUISITIONS

Airborne Global Inc. – On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”) for approximately $263.8 million in cash, which comprises the $250 million contract price plus estimated cash and working capital at closing and which is subject to adjustments based on the actual level of cash and working capital as of the closing date of the acquisition. Airborne is the industry leading designer and manufacturer of personnel parachutes, cargo aerial delivery systems, emergency escape systems, naval decoys and other related products. These products fit well with TransDigm’s overall business direction. Airborne is included in TransDigm’s Airframe segment. The Company expects that the approximately $140 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Whippany Actuation Systems, LLC – On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”) for approximately $151.5 million in cash, which includes a purchase price adjustment of $2.7 million paid in the first quarter of fiscal 2014. Whippany Actuation manufactures proprietary, highly engineered aerospace electromechanical motion control subsystems for civil and military applications with product offerings including control electronics, motors, high power mechanical transmissions and actuators. These products fit well with TransDigm’s overall business direction. Whippany is included in TransDigm’s Power & Control segment. The Company expects that the approximately $103 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Arkwin Industries, Inc. – On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”), for approximately $285.7 million in cash, which includes a purchase price adjustment of $0.2 million received in the fourth quarter of fiscal 2013. Arkwin manufactures proprietary, highly engineered aerospace hydraulic and fuel system components for commercial and military aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. Arkwin is included in TransDigm’s Power & Control segment. The Company expects that the approximately $185 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Aerosonic Corporation – On June 5, 2013, Buccaneer Acquisition Sub Inc., a newly formed subsidiary of TransDigm Inc., completed the tender offer of a majority of the outstanding stock of Aerosonic Corporation (“Aerosonic”). Buccaneer Acquisition Sub Inc. was subsequently merged into Aerosonic on June 10, 2013; in connection therewith, all outstanding shares of Aerosonic were cancelled and Aerosonic became a wholly owned subsidiary of TransDigm Inc. The aggregate price paid in the tender offer and merger was approximately $39.8 million in cash. Aerosonic designs and manufactures proprietary, highly engineered mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, angle of attack stall warning systems, integrated air data sensors and other aircraft sensors, monitoring systems and flight instrumentation for use on commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Aerosonic is included in TransDigm’s Airframe segment. The Company expects that the approximately $14 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Airborne, Whippany Actuation, Arkwin and Aerosonic; therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirteen week periods ended December 28, 2013 or December 29, 2012 are not significant and, accordingly, are not provided.

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

4.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended
	December 28, 2013	December 29, 2012
Numerator for earnings per share:
Net income	$86,123	$74,170
Less dividends on participating securities	(4,139)	(38,130)

Net income applicable to common stock - basic and diluted	$81,984	$36,040

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,687	51,796
Vested options deemed participating securities	4,304	2,657

Total shares for basic and diluted earnings per share	56,991	54,453

Basic and diluted earnings per share	$1.44	$0.66

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Less than 5% of the inventory was valued under the LIFO method at December 28, 2013.

Inventories consist of the following (in thousands):

	December 28,	September 30,
	2013	2013
Raw materials and purchased component parts	$295,135	$274,510
Work-in-progress	133,855	124,765
Finished Goods	60,556	58,052

Total	489,546	457,327
Reserves for excess and obsolete inventory and LIFO	(46,495)	(43,746)

Inventories - net	$443,051	$413,581

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	December 28, 2013			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$851,399	$154,162	$697,237	$801,010	$143,196	$657,814
Order backlog	25,036	8,782	16,254	19,255	7,936	11,319
Other	43,280	9,412	33,868	43,427	8,760	34,667

Total	$919,715	$172,356	$747,359	$863,692	$159,892	$703,800

Intangible assets acquired during the thirteen week period ended December 28, 2013 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$140,474
Trademarks and trade names	45,000

	185,474

Intangible assets subject to amortization:
Technology	50,000	20 years
Order backlog	9,000	1 year

	59,000	17.1 years

Total	$244,474

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended December 28, 2013 and December 29, 2012 was approximately $16.4 million and $10.6 million, respectively. The estimated amortization expense is $64.1 million for fiscal 2014, $46.4 million for fiscal 2015 and $44.1 million for each of the four succeeding years 2016 through 2019.

The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2013 through December 28, 2013 (in thousands):

	Power & Control	Airframe	Non-aviation	Total
Balance, September 30, 2013	$1,566,926	$1,721,901	$55,080	$3,343,907
Goodwill acquired during the year	—	140,474	—	140,474
Purchase price allocation adjustments	3,754	82	—	3,836
Other	—	1,625	—	1,625

Balance, December 28, 2013	$1,570,680	$1,864,082	$55,080	$3,489,842

7.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended December 28, 2013 and December 29, 2012, the effective income tax rate was 33.6% and 32.6%, respectively. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction. The increase in the effective tax rate for the quarter ended December 28, 2013 was primarily due to non-recurring adjustments in estimated deferred state obligations recognized in the quarter ended December 29, 2012.

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

At December 28, 2013 and September 30, 2013, TD Group had $6.1 million and $6.1 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $5.7 million and $5.7 million on the effective tax rate at December 28, 2013 and September 30, 2013, respectively. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

8.	FAIR VALUE MEASUREMENTS

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		December 28, 2013		September 30, 2013
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$410,924	$410,924	$564,740	$564,740
Liabilities:
Interest rate swap agreements (1)	2	7,100	7,100	6,950	6,950
Interest rate swap agreements (2)	2	2,700	2,700	7,550	7,550
Long-term debt:
Term loans	2	3,081,238	3,084,000	3,081,238	3,065,000
7 3/4% Senior Subordinated Notes due 2018	1	1,600,000	1,720,000	1,600,000	1,708,000
5 1/2% Senior Subordinated Notes due 2020	1	550,000	536,000	550,000	540,000
7 1/2% Senior Subordinated Notes due 2021	1	500,000	538,000	500,000	536,000

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.
(2)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

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

9.	DERIVATIVES AND HEDGING ACTIVITIES

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

At December 28, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

In conjunction with the refinancing of the 2011 Credit Facility, the Company no longer designated the interest rate swap agreements relating to the $353 million aggregate notional amount as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s equity will be amortized into earnings over the remaining period of the swap agreements. The net after-tax loss included in accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the swap agreement was $5.7 million at December 28, 2013.

10.	SEGMENTS

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

The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces, lighting and control technology, personnel parachutes, cargo aerial delivery systems, emergency escape systems and naval decoys. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

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

EBITDA As Defined is not a measurement of financial performance under GAAP. Although the Company uses EBITDA As Defined to assess the performance of its business and for various other purposes, the use of this non-GAAP financial measure as an analytical tool has limitations, and it should not be considered in isolation or as a substitute for analysis of the Company’s results of operations as reported in accordance with GAAP.

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

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended
	December 28, 2013	December 29, 2012
Net sales to external customers
Power & Control	$251,208	$193,876
Airframe	254,666	214,922
Non-aviation	23,448	21,620

	$529,322	$430,418

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Thirteen Week Periods Ended
	December 28, 2013	December 29, 2012
EBITDA As Defined
Power & Control	$128,984	$103,119
Airframe	114,470	98,806
Non-aviation	5,106	4,435

Total segment EBITDA As Defined	248,560	206,360
Unallocated corporate expenses	5,003	5,464

Total Company EBITDA As Defined	243,557	200,896

Depreciation and amortization	23,839	17,452
Interest expense - net	80,853	62,876
Acquisition-related costs	4,917	3,467
Stock compensation expense	4,175	7,131

Income from continuing operations before income taxes	$129,773	$109,970

The following table presents total assets by segment (in thousands):

	December 28, 2013	September 30, 2013
Total assets
Power & Control	$2,392,889	$2,398,469
Airframe	3,246,082	2,958,974
Non-aviation	130,192	132,672
Corporate	523,324	658,764

	$6,292,487	$6,148,879

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

11.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 2018 Notes, 2020 Notes and 2021 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of December 28, 2013 and September 30, 2013 and its statements of income and comprehensive income and cash flows for the thirteen week periods ended December 28, 2013 and December 29, 2012 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 28, 2013

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,083	$379,572	$7,034	$23,235	$—	$410,924
Trade accounts receivable - Net	—	14,692	280,421	29,093	(1,767)	322,439
Inventories - Net	—	27,430	389,757	26,564	(700)	443,051
Deferred income taxes	—	28,431	—	—	—	28,431
Prepaid expenses and other	—	1,402	12,485	2,361	—	16,248

Total current assets	1,083	451,527	689,697	81,253	(2,467)	1,221,093

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(235,265)	5,494,861	2,639,587	74,754	(7,973,937)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,490	189,292	14,440	—	219,222
GOODWILL	—	97,507	3,306,565	85,770	—	3,489,842
TRADEMARKS AND TRADE NAMES	—	19,377	478,417	32,874	—	530,668
OTHER INTANGIBLE ASSETS - Net	—	21,771	707,670	19,378	(1,460)	747,359
DEBT ISSUE COSTS - Net	—	70,551	—	—	—	70,551
OTHER	—	2,650	10,904	198	—	13,752

TOTAL ASSETS	$(234,182)	$6,173,734	$8,022,132	$308,667	$(7,977,864)	$6,292,487

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$31,045	$—	$—	$—	$31,045
Accounts payable	—	10,106	71,853	10,315	(1,769)	90,505
Accrued liabilities	—	107,314	92,630	17,155	—	217,099

Total current liabilities	—	148,465	164,483	27,470	(1,769)	338,649

LONG-TERM DEBT	—	5,700,193	—	—	—	5,700,193
DEFERRED INCOME TAXES	—	417,344	—	—	—	417,344
OTHER NON-CURRENT LIABILITIES	—	24,994	45,550	(61)	—	70,483

Total liabilities	—	6,290,996	210,033	27,409	(1,769)	6,526,669

STOCKHOLDERS’ (DEFICIT) EQUITY	(234,182)	(117,262)	7,812,099	281,258	(7,976,095)	(234,182)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(234,182)	$6,173,734	$8,022,132	$308,667	$(7,977,864)	$6,292,487

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2013

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,313	$536,863	$7,900	$18,664	$—	$564,740
Trade accounts receivable - Net	—	16,332	251,272	24,567	(1,722)	290,449
Inventories - Net	—	26,353	359,518	28,633	(923)	413,581
Deferred income taxes	—	30,182	—	—	—	30,182
Prepaid expenses and other	—	7,533	10,693	3,317	—	21,543

Total current assets	1,313	617,263	629,383	75,181	(2,645)	1,320,495

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(337,694)	5,206,201	2,527,374	77,853	(7,473,734)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,471	178,193	15,300	—	208,964
GOODWILL	—	67,245	3,192,519	84,143	—	3,343,907
TRADEMARKS AND TRADE NAMES	—	19,377	434,066	32,247	—	485,690
OTHER INTANGIBLE ASSETS - Net	—	22,130	663,881	19,249	(1,460)	703,800
DEBT ISSUE COSTS - Net	—	72,668	—	—	—	72,668
OTHER	—	2,633	10,520	201	1	13,355

TOTAL ASSETS	$(336,381)	$6,022,988	$7,635,936	$304,174	$(7,477,838)	$6,148,879

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$31,045	$—	$—	$—	$31,045
Accounts payable	—	14,353	82,661	11,481	(1,727)	106,768
Accrued liabilities	—	80,313	88,204	16,170	—	184,687

Total current liabilities	—	125,711	170,865	27,651	(1,727)	322,500

LONG-TERM DEBT	—	5,700,193	—	—	—	5,700,193
DEFERRED INCOME TAXES	—	384,301	—	—	—	384,301
OTHER NON-CURRENT LIABILITIES	—	32,474	45,748	44	—	78,266

Total liabilities	—	6,242,679	216,613	27,695	(1,727)	6,485,260

STOCKHOLDERS’ (DEFICIT) EQUITY	(336,381)	(219,691)	7,419,323	276,479	(7,476,111)	(336,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(336,381)	$6,022,988	$7,635,936	$304,174	$(7,477,838)	$6,148,879

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 28, 2013

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non-Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

NET SALES	$—	$26,741	$468,056	$36,300	$(1,775)	$529,322

COST OF SALES	—	15,594	206,624	24,966	(1,998)	245,186

GROSS PROFIT	—	11,147	261,432	11,334	223	284,136

SELLING AND ADMINISTRATIVE EXPENSES	—	12,166	39,069	5,892	—	57,127
AMORTIZATION OF INTANGIBLE ASSETS	—	347	15,774	262	—	16,383

INCOME (LOSS) FROM OPERATIONS	—	(1,366)	206,589	5,180	223	210,626
INTEREST EXPENSE - Net	—	80,646	71	136	—	80,853
EQUITY IN INCOME OF SUBSIDIARIES	(86,123)	(129,017)	—	—	215,140	—

INCOME BEFORE INCOME TAXES	86,123	47,005	206,518	5,044	(214,917)	129,773

INCOME TAX PROVISION (BENEFIT)	—	(39,118)	80,648	2,120	—	43,650

NET INCOME	$86,123	$86,123	$125,870	$2,924	$(214,917)	$86,123

OTHER COMPREHENSIVE INCOME, NET OF TAX	6,711	3,807	817	2,087	(6,711)	6,711

TOTAL COMPREHENSIVE INCOME	$92,834	$89,930	$126,687	$5,011	$(221,628)	$92,834

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2012

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non-Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated

NET SALES	$—	$25,209	$379,870	$27,501	$(2,162)	$430,418

COST OF SALES	—	14,242	159,959	19,629	(1,959)	191,871

GROSS PROFIT	—	10,967	219,911	7,872	(203)	238,547

SELLING AND ADMINISTRATIVE EXPENSES	—	15,549	35,566	4,046	—	55,161
AMORTIZATION OF INTANGIBLE ASSETS	—	156	9,945	439	—	10,540

INCOME (LOSS) FROM OPERATIONS	—	(4,738)	174,400	3,387	(203)	172,846
INTEREST EXPENSE - Net	—	61,956	624	296	—	62,876
EQUITY IN INCOME OF SUBSIDIARIES	(74,170)	(103,465)	—	—	177,635	—

INCOME BEFORE INCOME TAXES	74,170	36,771	173,776	3,091	(177,838)	109,970

INCOME TAX PROVISION (BENEFIT)	—	(37,399)	71,971	1,228	—	35,800

NET INCOME	$74,170	$74,170	$101,805	$1,863	$(177,838)	$74,170

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,838	(215)	261	1,792	(1,838)	1,838

TOTAL COMPREHENSIVE INCOME	$76,008	$73,955	$102,066	$3,655	$(179,676)	$76,008

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 28, 2013

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non-Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(6,676)	$123,148	$2,134	$(2,899)	$115,707

INVESTING ACTIVITIES:
Capital expenditures	—	(569)	(6,892)	(636)	—	(8,097)
Acquisition of business, net of cash acquired	—	(263,892)	—	—	—	(263,892)

Net cash used in investing activities	—	(264,461)	(6,892)	(636)	—	(271,989)

FINANCING ACTIVITIES:
Intercompany activities	(2,620)	113,924	(117,122)	2,919	2,899	—
Excess tax benefits related to share-based payment arrangements	3,636	—	—	—	—	3,636
Proceeds from exercise of stock options	2,893	—	—	—	—	2,893
Dividends paid	(4,139)	—	—	—	—	(4,139)
Other	—	(78)	—	—	—	(78)

Net cash provided by (used in) financing activities	(230)	113,846	(117,122)	2,919	2,899	2,312

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	154	—	154

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(230)	(157,291)	(866)	4,571	—	(153,816)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,313	536,863	7,900	18,664	—	564,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,083	$379,572	$7,034	$23,235	$—	$410,924

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2012

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non-Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(30,928)	$132,178	$(1,061)	$(2,074)	$98,115

INVESTING ACTIVITIES:
Capital expenditures	—	(622)	(7,566)	(489)	—	(8,677)
Acquisition of businesses, net of cash acquired	—	134	—	—	—	134
Cash proceeds from sale of investment	—	5,000	—	—	—	5,000

Net cash provided by (used in) investing activities	—	4,512	(7,566)	(489)	—	(3,543)

FINANCING ACTIVITIES:
Intercompany activities	660,335	(540,502)	(121,689)	(218)	2,074	—
Excess tax benefits related to share-based payment arrangements	26,688	—	—	—	—	26,688
Proceeds from exercise of stock options	5,541	—	—	—	—	5,541
Dividends paid	(702,406)	—	—	—	—	(702,406)
Proceeds from 2011 credit facility-net	—	147,373	—	—	—	147,373
Proceeds from senior subordinated notes due 2020-net	—	542,000	—	—	—	542,000

Net cash provided by (used in) financing activities	(9,842)	148,871	(121,689)	(218)	2,074	19,196

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	139	—	139

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,842)	122,455	2,923	(1,629)	—	113,907

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,100	406,891	4,494	9,039	—	440,524

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,258	$529,346	$7,417	$7,410	$—	$554,431

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

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces, lighting and control technology and military personnel parachutes and cargo delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the first quarter of fiscal 2014, we generated net sales of $529.3 million and net income of $86.1 million. EBITDA As Defined was $243.6 million, or 46.0% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions

Airborne Global Inc. Acquisition

On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”), for approximately $263.8 million in cash, which comprises the $250 million contract price plus estimated cash and working capital at closing and which is subject to adjustments based on the actual level of cash and working capital as of the closing date of the acquisition. Airborne is the industry leading designer and manufacturer of personnel parachutes, cargo aerial delivery systems, emergency escape systems, naval decoys and other related products. These products fit well with TransDigm’s overall business direction. Airborne is included in TransDigm’s Airframe segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Airborne, and therefore the consolidated financial statements at December 28, 2013 reflect a preliminary purchase price allocation for the business.

Whippany Actuation Systems, LLC Acquisition

On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed, wholly owned subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”) for approximately $151.5 million in cash, which includes a purchase price adjustment of $2.7 million paid in the first quarter of fiscal 2014. Whippany Actuation manufactures proprietary, highly engineered aerospace electromechanical motion control subsystems for civil and military applications, with product offerings including control electronics, motors, high power mechanical transmissions and actuators. These products fit well with TransDigm’s overall business direction. Whippany is included in TransDigm’s Power & Control segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Whippany Actuation, and therefore the consolidated financial statements at December 28, 2013 reflect a preliminary purchase price allocation for the business.

Arkwin Industries, Inc. Acquisition

On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”), for approximately $285.7 million in cash, which includes a purchase price adjustment of $0.2 million received in the fourth quarter of fiscal 2013. Arkwin manufactures proprietary, highly engineered aerospace hydraulic and fuel system components for commercial and military aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. Arkwin is included in TransDigm’s Power & Control segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Arkwin, and therefore the consolidated financial statements at December 28, 2013 reflect a preliminary purchase price allocation for the business.

Aerosonic Corporation Acquisition

On June 5, 2013, Buccaneer Acquisition Sub Inc., a newly formed subsidiary of TransDigm Inc., completed the tender offer of a majority of the outstanding stock of Aerosonic Corporation (“Aerosonic”). Buccaneer Acquisition Sub Inc. was subsequently merged into Aerosonic on June 10, 2013; in connection therewith, all outstanding shares of Aerosonic were cancelled and Aerosonic became a wholly owned subsidiary of TransDigm Inc. The aggregate price paid in the tender offer and merger was approximately $39.8 million in cash. Aerosonic designs and manufactures proprietary, highly engineered mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, angle of attack stall warning systems, integrated air data sensors and other aircraft sensors, monitoring systems and flight instrumentation for use on commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Aerosonic is included in TransDigm’s Airframe segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Aerosonic, and therefore the consolidated financial statements at December 28, 2013 reflect a preliminary purchase price allocation for the business.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	December 28, 2013	December 29, 2012
	(in thousands)
Net income	$86,123	$74,170
Adjustments:
Depreciation and amortization expense	23,839	17,452
Interest expense, net	80,853	62,876
Income tax provision	43,650	35,800

EBITDA	234,465	190,298
Adjustments:
Inventory purchase accounting adjustments(1)	2,438	890
Acquisition integration costs(2)	1,778	1,919
Acquisition transaction-related expenses(3)	701	658
Non-cash stock compensation expense(4)	4,175	7,131

EBITDA As Defined	$243,557	$200,896

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Period Ended
	December 28, 2013	December 29, 2012
	(in thousands)
Net Cash Provided by Operating Activities	$115,707	$98,115
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(2,208)	(20,996)
Interest expense, net(1)	77,768	59,080
Income tax provision - current	43,737	34,542
Non-cash stock compensation expense(2)	(4,175)	(7,131)
Excess tax benefit from exercise of stock options	3,636	26,688

EBITDA	234,465	190,298
Adjustments:
Inventory purchase accounting adjustments(3)	2,438	890
Acquisition integration costs(4)	1,778	1,919
Acquisition transaction-related expenses(5)	701	658
Non-cash stock compensation expense(2)	4,175	7,131

EBITDA As Defined	$243,557	$200,896

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option plans.
(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2013. There have been no significant changes to our critical accounting policies during the thirteen week period ended December 28, 2013.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	December 28, 2013	% of Sales	December 29, 2012	% of Sales
Net sales	$529,322	100.0%	$430,418	100.0%
Cost of sales	245,186	46.3	191,871	44.6
Selling and administrative expenses	57,127	10.8	55,161	12.8
Amortization of intangible assets	16,383	3.1	10,540	2.4

Income from operations	210,626	39.8	172,846	40.2
Interest expense, net	80,853	15.3	62,876	14.6
Income tax provision	43,650	8.2	35,800	8.4

Net income	$86,123	16.3%	$74,170	17.2%

Changes in Results of Operations

Thirteen week period ended December 28, 2013 compared with the thirteen week period ended December 29, 2012.

Total Company

•

Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended December 28, 2013 and December 29, 2012 were as follows (amounts in millions):

	Thirteen Week Periods Ended		Change	% Change Total Sales
	December 28, 2013	December 29, 2012
Organic sales	$469.5	$430.4	$39.1	9.1%
Acquisition sales	59.8	—	59.8	13.9%

	$529.3	$430.4	$98.9	23.0%

Commercial OEM sales increased $12.7 million, or an increase of 10.4%, commercial aftermarket sales increased $11.4 million, or an increase of 6.2%, and defense sales increased $16.1 million, or an increase of 16.3%, for the quarter ended December 28, 2013 compared to the quarter ended December 29, 2012.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was mainly attributable to the acquisitions of Whippany Actuation, Arkwin and Aerosonic in fiscal 2013.

•

Cost of Sales and Gross Profit. Cost of sales increased by $53.3 million, or 27.8%, to $245.2 million for the quarter ended December 28, 2013 compared to $191.9 million for the quarter ended December 29, 2012. Cost of sales and the related percentage of total sales for the thirteen week periods ended December 28, 2013 and December 29, 2012 were as follows (amounts in millions):

	Thirteen Week Periods Ended		Change	% Change
	December 28, 2013	December 29, 2012
Cost of sales - excluding acquisition-related costs below	$240.5	$188.1	$52.4	27.9%
% of total sales	45.4%	43.7%

Inventory purchase accounting adjustments	2.4	0.9	1.5	166.7%
% of total sales	0.5%	0.2%

Acquisition integration costs	1.7	1.8	(0.1)	-5.6%
% of total sales	0.3%	0.4%

Stock compensation expense	0.6	1.1	(0.5)	-45.5%
% of total sales	0.1%	0.3%

Total cost of sales	$245.2	$191.9	$53.3	27.8%

% of total sales	46.3%	44.6%

Gross profit	$284.1	$238.5	$45.6	19.1%

Gross profit percentage	53.7%	55.4%

The increase in the dollar amount of cost of sales during the thirteen week period ended December 28, 2013 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth as well as higher acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales decreased by 1.7 percentage points to 53.7% for the thirteen week period ended December 28, 2013 from 55.4% for the thirteen week period ended December 29, 2012. The dollar amount of gross profit increased by $45.6 million, or 19.1%, for the quarter ended December 28, 2013 compared to the comparable quarter last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $23 million for the quarter ended December 28, 2013, which represented gross profit of approximately 38% of the acquisition sales.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $24 million for the quarter ended December 28, 2013.

•

The gross profit increase described above was partially offset by higher inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $1 million for the quarter ended December 28, 2013.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $1.9 million to $57.1 million, or 10.8% of sales, for the thirteen week period ended December 28, 2013 from $55.2 million, or 12.8% of sales, for the thirteen week period ended December 29, 2012. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended December 28, 2013 and December 29, 2012 were as follows (amounts in millions):

	Thirteen Week Periods Ended		Change	% Change
	December 28, 2013	December 29, 2012

Selling and administrative expenses - excluding costs below	$52.9	$48.4	$4.5	9.3%
% of total sales	10.0%	11.2%

Stock compensation expense	3.5	6.1	(2.6)	-42.6%
% of total sales	0.7%	1.4%

Acquisition related expenses	0.7	0.7	—	0.0%
% of total sales	0.1%	0.2%

Total selling and administrative expenses	$57.1	$55.2	$1.9	3.4%

% of total sales	10.8%	12.8%

The increase in the dollar amount of selling and administrative expenses during the quarter ended December 28, 2013 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $5 million, which was approximately 8% of the acquisition sales, partially offset by lower stock compensation expense of approximately $2.6 million.

•

Amortization of Intangible Assets. Amortization of intangible assets increased to $16.4 million for the quarter ended December 28, 2013 from $10.5 million for the comparable quarter last year. The net increase of $5.9 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by order backlog from prior acquisitions becoming fully amortized.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $18.0 million, or 28.6%, to $80.9 million for the quarter ended December 28, 2013 from $62.9 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $5.73 billion for the quarter ended December 28, 2013 and approximately $4.21 billion for the quarter ended December 29, 2012. The increase in borrowings was primarily due to the additional $150 million term loan facility under the amendments to our 2011 Credit Facility which occurred in October 2012, additional borrowings of $36.4 million relating to our refinancing of the 2011 Credit Facility in February 2013, additional borrowings of $900 million relating to the Incremental Term Facility in July 2013, the issuance in October 2012 of our $550 million 2020 Notes and the issuance in July 2013 of our $500 million 2021 Notes. The weighted average interest rate on total outstanding borrowings at December 28, 2013 was 5.4%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 33.6% for the quarter ended December 28, 2013 compared to 32.6% for the quarter ended December 29, 2012. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction. The increase in the effective tax rate for the quarter ended December 28, 2013 was primarily due to non-recurring adjustments in estimated deferred state obligations recognized in the quarter ended December 29, 2012.

•

Net Income. Net income increased $11.9 million, or 16.1%, to $86.1 million for the quarter ended December 28, 2013 compared to net income of $74.2 million for the quarter ended December 29, 2012, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.44 for the quarter ended December 28, 2013 and $0.66 per share for the quarter ended December 29, 2012. Net income for the thirteen week period ended December 28, 2013 of $86.1 million was decreased by an allocation of dividends on participating securities of $4.1 million, or $0.07 per share, resulting in net income available to common shareholders of $82.0 million. Net income for the thirteen week period ended December 29, 2012 of $74.2 million was decreased by an allocation of dividends on participating securities of $38.1 million, or $0.70 per share, resulting in net income available to common shareholders of $36.0 million. The increase in earnings per share of $0.66 per share to $1.44 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended December 28, 2013 and December 29, 2012 as follows (amounts in millions):

	Thirteen Week Periods Ended				Change	% Change
	December 28, 2013	% of Sales	December 29, 2012	% of Sales
Power & Control	$251.2	47.5%	$193.9	45.1%	$57.3	29.6%
Airframe	254.7	48.1%	214.9	49.9%	39.8	18.5%
Non-aviation	23.4	4.4%	21.6	5.0%	1.8	8.3%

	$529.3	100.0%	$430.4	100.0%	$98.9	23.0%

Acquisition sales for the Power & Control segment totaled $49.7 million, or an increase of 25.6%, resulting from the acquisitions in fiscal 2013. Organic sales increased $7.6 million when compared to the quarter ended December 29, 2012. The organic sales increase was primarily due to an increase in defense sales of $4.9 million, or an increase of 7.0%, and an increase in commercial aftermarket sales of $4.2 million, or an increase of 5.0%, partially offset by a decrease in commercial OEM sales of $1.6 million.

Acquisition sales for the Airframe segment totaled $8.1 million, or an increase of 3.8%, resulting from the acquisition in fiscal 2013. Organic sales increased $31.7 million when compared to the quarter ended December 29, 2012. The organic sales increase was primarily due to an increase in commercial OEM sales of $12.5 million, or an increase of 14.6%, an increase in defense sales of $12.1 million, or an increase of 43.5%, and an increase in commercial aftermarket sales of $7.4 million, or an increase of 7.4%. The increase in defense sales was primarily due to $7.2 million of shipments of the new Tarian product to the U.K. Ministry of Defense.

Acquisition sales for the Non-aviation segment totaled $2.0 million, or an increase of 9.5%. Organic sales declined $0.2 million, or 1.0%.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended December 28, 2013 and December 29, 2012 were as follows (amounts in millions):

	Thirteen Week Periods Ended				Change	% Change
	December 28, 2013	% of Segment Sales	December 29, 2012	% of Segment Sales
Power & Control	$129.0	51.4%	$103.1	53.2%	$25.9	25.1%
Airframe	114.5	45.0%	98.8	46.0%	15.7	15.9%
Non-aviation	5.1	21.8%	4.5	20.8%	0.6	13.3%

	$248.6	47.0%	$206.4	48.0%	$42.2	20.4%

EBITDA As Defined for the Power & Control segment from the acquisitions in fiscal 2013 was approximately $16.8 million for the quarter ended December 28, 2013. Organic EBITDA As Defined growth was $9.1 million when compared to the quarter ended December 29, 2012.

EBITDA As Defined for the Airframe segment from the acquisition in fiscal 2013 was approximately $1.8 million for the quarter ended December 28, 2013. Organic EBITDA As Defined increased approximately $13.9 million.

EBITDA As Defined for the Non-aviation segment from acquisitions was approximately $0.2 million for the quarter ended December 28, 2013. Organic EBITDA As Defined increased approximately $0.4 million.

Backlog

As of December 28, 2013, the Company estimated its sales order backlog at $1,192 million compared to an estimated sales order backlog of $886 million as of December 29, 2012. The increase in backlog is primarily due to acquisitions, totaling approximately $293 million. The majority of the purchase orders outstanding as of December 28, 2013 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 28, 2013 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $115.7 million of net cash from operating activities during the thirteen week period ended December 28, 2013 compared to $98.1 million during the thirteen week period ended December 29, 2012. The net increase of $17.6 million was due primarily to an increase in income from operations offset by higher interest payments during the period.

Investing Activities. Net cash used in investing activities was $272.0 million during the thirteen week period ended December 28, 2013 consisting primarily of the acquisition of Airborne, capital expenditures of $8.1 million, and cash paid for working capital settlement of $2.7 million. Net cash used in investing activities was $3.5 million during the thirteen week period ended December 29, 2012 consisting primarily of capital expenditures of $8.7 million partially offset by the cash proceeds of $5.0 million from the sale of an equity investment.

Financing Activities. Net cash provided by financing activities during the thirteen week period ended December 28, 2013 was $2.3 million, which primarily comprised $6.5 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options partially offset by $4.1 million of dividend equivalent payments.

Net cash provided by financing activities during the thirteen week period ended December 29, 2012 was $19.2 million, which comprised $147.4 million of additional net proceeds from the Amendment under our Senior Secured Credit Facility, $542.0 million of net proceeds from our 5  1/2% Senior Subordinated Notes dues 2020 and $32.2 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $702.4 million of dividend and dividend equivalent payments.

Description of Senior Secured Credit Facilities and Indentures

Senior Secured Credit Facilities

TransDigm has $3,100 million in fully drawn term loans (the “Term Loan Facility”) and a $310 million Revolving Credit Facility (together with the Term Loan Facility, the “2013 Credit Facility”).

The Term Loan Facility consists of two tranches of term loans—tranche B term loans and tranche C term loans, and the Revolving Credit Facility consists of two tranches—revolving A commitments and revolving B commitments. The tranche B term loans consist of $500 million in the aggregate and the tranche C term loans consist of $1,700 million in the aggregate. The tranche B term loans mature on February 14, 2017 and the tranche C term loans mature on February 28, 2020. The Term Loan Facility requires quarterly principal payments of $5.5 million which began on March 28, 2013. No principal payment was due in the quarter ended December 28, 2013.

The revolving A commitments consist of $32 million in the aggregate and the revolving B commitments consist of $278 million in the aggregate. The revolving A commitments mature on December 6, 2015 and the revolving B commitments mature on February 28, 2018. At December 28, 2013, the Company had $7.6 million letters of credit outstanding and $302.4 million of borrowings available under the 2013 Credit Facility.

The interest rates per annum applicable to the loans under the 2013 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At December 28, 2013, applicable interest rate on the tranche B term loan was 3.50% and the tranche C term loan was 3.75%.

At December 28, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

In July 2013, the Company issued $500 million in aggregate principal amount of its 7 1/2% Senior Subordinated Notes due 2021 (“2021 Notes” and together with the 2018 Notes and the 2010 Notes, the “Notes”) at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in July 2021. Interest under the 2021 Notes is payable semi-annually. The Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the applicable Indentures.

Certain Restrictive Covenants in Our Debt Documents

The credit facility and the Indentures contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition if the total amount of revolving loans and letters of credit exceeds 25% of the aggregate revolving commitment, the credit facility requires that the Company meet a net debt to EBITDA As Defined ratio, on a pro forma basis. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the credit facilities or the Indentures. If any such default occurs, the lenders under the credit facilities and the holders of the Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the credit facilities, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the Notes.

Trade Receivables Securitization

During the quarter ended December 28, 2013, the Company established a trade receivables securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity by up to $225 million depending on the amount of trade accounts receivable, and matures on October 20, 2014. The Company expects to utilize proceeds from the securitization program as an alternative to other forms of debt, effectively reducing borrowing costs. As of December 28, 2013, the Company had not borrowed any amounts under the Securitization Facility.

Stock Repurchase Program

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. On October 29, 2013, we announced a new program replacing that program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate. No repurchases were made under the program during the quarter ended December 28, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At December 28, 2013, we had borrowings under our 2013 Credit Facility of $3.08 billion that were subject to interest rate risk. Borrowings under our 2013 Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our 2013 Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our 2013 Credit Facility by approximately $30.8 million based on the amount of outstanding borrowings at December 28, 2013. The weighted average interest rate on the $3.08 billion of borrowings under our 2013 Credit Facility on December 28, 2013 was 3.8%.

At December 28, 2013, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

The fair value of the $3.08 billion aggregate principal amount of borrowings under our 2013 Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $3.08 billion at December 28, 2013 based upon information provided to the Company from its agent under the 2013 Credit Facility. The fair value of the $1.60 billion aggregate principal amount of our 2018 Notes, $0.55 billion 2020 Notes and our $0.50 billion 2021 Notes due are exposed to the market risk of interest rate changes. The estimated fair value of the 2018 Notes approximated $1.72 billion, the estimated fair value of the 2020 Notes approximated $0.54 billion and the estimated fair value of the 2021 Notes approximated $0.54 billion at September 30, 2013 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of December 28, 2013, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

On December 19, 2013 we acquired Airborne. Airborne operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Airborne’s processes into our own systems and control environment. We currently expect to complete the incorporation of Airborne’s operations into our systems and control environment in fiscal 2015.

There have been no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended December 28, 2013.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. On October 29, 2013, a new program replacing that program permitting the Company to repurchase a portion of its outstanding shares not to exceed $200 million in the aggregate was announced. During the quarter ended December 28, 2013, the Company did not repurchase any shares under the program.

ITEM 6. EXHIBITS

3.1	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC

3.2	Limited Liability Company Agreement of Aerosonic LLC

3.3	Certificate of Incorporation, filed December 29, 1992, of Avionics Specialties, Inc.

3.4	Bylaws of Avionics Specialties, Inc.

3.5	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)

3.6	Certificate of Amendment of Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)

3.7	Certificate of Amendment of Certificate of Incorporation, filed December 10, 2013, of HDT Global, Inc. (now known as Airborne Global, Inc.)

3.8	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)

3.9	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.

3.10	Bylaws of Airborne Holdings, Inc.

3.11	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.

3.12	Bylaws of Airborne Acquisition, Inc.

3.13	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)

3.14	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)

3.15	Bylaws of Airborne Systems NA Inc., as amended

3.16	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.

3.17	Bylaws of Airborne Systems North America Inc.

3.18	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)

3.19	Certificate of Amendment to Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)

3.20	Certificate of Amendment to Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)

3.21	Certificate of Amendment to Certificate of Incorporation, filed April 23, 1997, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)

3.22	Bylaws of Airborne Systems North America of CA Inc.

3.23	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)

3.24	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)

3.25	Certificate of Amendment to the Certificate of Incorporation, filed April 23, 1997, of Para-Flite, Inc. (now known as Airborne Systems North America of NJ Inc.)

3.26	Certificate of Correction to the Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.

3.27	Bylaws of Airborne Systems North America of NJ Inc., as amended

3.28	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)

4.1	Seventh Supplemental Indenture to the Indenture dated as of December 14, 2010, dated as of December 19, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2	Third Supplemental Indenture to the Indenture dated as of October 15, 2012, dated as of December 19, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.3	First Supplemental Indenture to the Indenture dated as of July 1, 2013, dated as of December 19, 2013, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2021.

10.1	Employment Agreement, dated October 29, 2013, between TransDigm Group Incorporated and Jorge L. Valladares (Incorporated by reference to Form 8-K filed October 29, 2013).*

10.2	Text of Option Amendments for Jorge L. Valladares* (Incorporated by reference to Form 8-K filed October 29, 2013)

10.3	Joinder Agreement, dated as of December 19, 2013, between Aerosonic LLC, Avionics Specialties, Inc., Airborne Global, Inc., Airborne Holdings, Inc., Airborne Acquisition, Inc., Airborne Systems NA Inc., Airborne Systems North America Inc., Airborne Systems North America of CA Inc., Airborne Systems North America of NJ Inc. and Credit Suisse AG, as agent, to the Amended and Restated Credit Agreement, dated as of February 28, 2013.

10.4	Supplement No. 3, dated as of December 13, 2013, between Aerosonic LLC, Avionics Specialties, Inc., Airborne Global, Inc., Airborne Holdings, Inc., Airborne Acquisition, Inc., Airborne Systems NA Inc., Airborne Systems North America Inc., Airborne Systems North America of CA Inc., Airborne Systems North America of NJ Inc. and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated.

10.5

Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 5, 2014

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 5, 2014

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED DECEMBER 28, 2013

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC

3.2	Limited Liability Company Agreement of Aerosonic LLC

3.3	Certificate of Incorporation, filed December 29, 1992, of Avionics Specialties, Inc.

3.4	Bylaws of Avionics Specialties, Inc.

3.5	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)

3.6	Certificate of Amendment of Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)

3.7	Certificate of Amendment of Certificate of Incorporation, filed December 10, 2013, of HDT Global, Inc. (now known as Airborne Global, Inc.)

3.8	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)

3.9	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.

3.10	Bylaws of Airborne Holdings, Inc.

3.11	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.

3.12	Bylaws of Airborne Acquisition, Inc.

3.13	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)

3.14	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)

3.15	Bylaws of Airborne Systems NA Inc., as amended

3.16	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.

3.17	Bylaws of Airborne Systems North America Inc.

3.18	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)

3.19	Certificate of Amendment to Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)

3.20	Certificate of Amendment to Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)

3.21	Certificate of Amendment to Certificate of Incorporation, filed April 23, 1997, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)

3.22	Bylaws of Airborne Systems North America of CA Inc.

3.23	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)

EXHIBIT NO.	DESCRIPTION

3.24	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)

3.25	Certificate of Amendment to the Certificate of Incorporation, filed April 23, 1997, of Para-Flite, Inc. (now known as Airborne Systems North America of NJ Inc.)

3.26	Certificate of Correction to the Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.

3.27	Bylaws of Airborne Systems North America of NJ Inc., as amended

3.28	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)

4.1	Seventh Supplemental Indenture to the Indenture dated as of December 14, 2010, dated as of December 19, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2	Third Supplemental Indenture to the Indenture dated as of October 15, 2012, dated as of December 19, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.3	First Supplemental Indenture to the Indenture dated as of July 1, 2013, dated as of December 19, 2013, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2021.

10.1	Employment Agreement, dated October 29, 2013, between TransDigm Group Incorporated and Jorge L. Valladares (Incorporated by reference to Form 8-K filed October 29, 2013).*

10.2	Text of Option Amendments for Jorge L. Valladares* (Incorporated by reference to Form 8-K filed October 29, 2013)

10.3	Joinder Agreement, dated as of December 19, 2013, between Aerosonic LLC, Avionics Specialties, Inc., Airborne Global, Inc., Airborne Holdings, Inc., Airborne Acquisition, Inc., Airborne Systems NA Inc., Airborne Systems North America Inc., Airborne Systems North America of CA Inc., Airborne Systems North America of NJ Inc. and Credit Suisse AG, as agent, to the Amended and Restated Credit Agreement, dated as of February 28, 2013.

10.4	Supplement No. 3, dated as of December 13, 2013, between Aerosonic LLC, Avionics Specialties, Inc., Airborne Global, Inc., Airborne Holdings, Inc., Airborne Acquisition, Inc., Airborne Systems NA Inc., Airborne Systems North America Inc., Airborne Systems North America of CA Inc., Airborne Systems North America of NJ Inc. and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated.

10.5

Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Denotes management contract or compensatory plan or arrangement.