Form 10-Q
period 2014-03-29
TransDigm Group INC
filed 2014-05-07
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 29, 2014.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,924,861 as of April 26, 2014.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	March 29, 2014	September 30, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$475,691	$564,740
Trade accounts receivable - Net	342,379	290,449
Inventories - Net	458,463	413,581
Deferred income taxes	28,607	30,182
Prepaid expenses and other	22,877	21,543

Total current assets	1,328,017	1,320,495

PROPERTY, PLANT AND EQUIPMENT - Net	208,713	208,964
GOODWILL	3,531,184	3,343,907
TRADEMARKS AND TRADE NAMES	512,241	485,690
OTHER INTANGIBLE ASSETS - Net	735,839	703,800
DEBT ISSUE COSTS - Net	66,925	72,668
OTHER	16,419	13,355

TOTAL ASSETS	$6,399,338	$6,148,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$31,045	$31,045
Accounts payable	95,150	106,768
Accrued liabilities	226,283	184,687

Total current liabilities	352,478	322,500

LONG-TERM DEBT	5,692,432	5,700,193
DEFERRED INCOME TAXES	403,988	384,301
OTHER NON-CURRENT LIABILITIES	76,069	78,266

Total liabilities	6,524,967	6,485,260

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 53,387,216 and 53,172,551 at March 29, 2014 and September 30, 2013, respectively	534	532
Additional paid-in capital	722,445	689,935
Accumulated deficit	(831,889)	(1,004,244)
Accumulated other comprehensive loss	(631)	(6,516)
Treasury stock, at cost; 505,400 shares at March 29, 2014 and September 30, 2013, respectively	(16,088)	(16,088)

Total stockholders’ (deficit) equity	(125,629)	(336,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$6,399,338	$6,148,879

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 29, 2014 AND MARCH 30, 2013

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

NET SALES	$590,761	$465,609	$1,120,083	$896,027

COST OF SALES	283,179	206,299	528,365	398,170

GROSS PROFIT	307,582	259,310	591,718	497,857

SELLING AND ADMINISTRATIVE EXPENSES	71,488	55,463	128,615	110,624
AMORTIZATION OF INTANGIBLE ASSETS	17,600	9,735	33,983	20,275

INCOME FROM OPERATIONS	218,494	194,112	429,120	366,958

INTEREST EXPENSE - Net	82,289	64,094	163,142	126,970

REFINANCING COSTS	—	30,281	—	30,281

INCOME BEFORE INCOME TAXES	136,205	99,737	265,978	209,707

INCOME TAX PROVISION	45,850	31,800	89,500	67,600

NET INCOME	$90,355	$67,937	$176,478	$142,107

NET INCOME APPLICABLE TO COMMON STOCK	$84,869	$67,937	$166,853	$103,977

Net earnings per share - see Note 4:

Basic and diluted	$1.49	$1.25	$2.93	$1.91
Cash dividends paid per common share	$—	$—	$—	$12.85

Weighted-average shares outstanding:
Basic and diluted	57,068	54,453	57,030	54,453

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 29, 2014 AND MARCH 30, 2013

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Net income	$90,355	$67,937	$176,478	$142,107

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	3,481	(8,995)	6,128	(6,943)

Interest rate swap agreements, net of tax	(4,307)	(330)	(243)	(330)

Other	—	—	—	(214)

Other comprehensive income (loss), net of tax	(826)	(9,325)	5,885	(7,487)

TOTAL COMPREHENSIVE INCOME	$89,529	$58,612	$182,363	$134,620

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2014

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional			Treasury Stock
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit		Number of Shares	Value	Total

BALANCE, OCTOBER 1, 2013	53,172,551	$532	$689,935	$(1,004,244)	$(6,516)	(505,400)	$(16,088)	$(336,381)

Dividends paid	—	—	—	(1,777)	—	—	—	(1,777)
Unvested dividend equivalents	—	—	—	(2,346)	—	—	—	(2,346)
Compensation expense recognized for employee stock options	—	—	12,333	—	—	—	—	12,333
Excess tax benefits related to share-based payment arrangements	—	—	10,698	—	—	—	—	10,698
Exercise of employee stock options	214,333	2	9,420	—	—	—	—	9,422
Common stock issued	332	—	59	—	—	—	—	59
Net income	—	—		176,478	—	—	—	176,478
Interest rate swaps, net of tax	—	—	—	—	(243)	—	—	(243)
Foreign currency translation adjustments	—	—	—	—	6,128	—	—	6,128

BALANCE, MARCH 29, 2014	53,387,216	$534	$722,445	$(831,889)	$(631)	(505,400)	$(16,088)	$(125,629)

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	March 29, 2014	March 30, 2013
OPERATING ACTIVITIES:
Net income	$176,478	$142,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,630	13,407
Amortization of intangible assets	34,090	20,366
Amortization of debt issue costs	6,430	6,966
Net gain on sale of real estate	(804)	—
Refinancing costs	—	30,281
Non-cash equity compensation	12,333	14,262
Excess tax benefits related to share-based payment arrangements	(10,698)	(40,044)
Deferred income taxes	(6,130)	5,482
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(13,377)	(6,344)
Inventories	(4,880)	(18,226)
Income taxes receivable/payable	9,371	25,183
Other assets	3,255	2,776
Accounts payable	(23,412)	(1,825)
Accrued and other liabilities	22,202	2,898

Net cash provided by operating activities	220,488	197,289

INVESTING ACTIVITIES:
Capital expenditures	(17,709)	(16,316)
Cash proceeds from sale of real estate	16,380	—
Acquisition of businesses, net of cash acquired	(311,016)	(8,367)
Cash proceeds from sale of investment	—	10,500

Net cash used in investing activities	(312,345)	(14,183)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	10,698	40,044
Proceeds from exercise of stock options	9,422	12,919
Dividends paid	(9,625)	(702,406)
Proceeds from 2013 credit facility - net	—	2,191,127
Repayment on 2013 credit facility	(7,761)	(5,500)
Proceeds from 2011 credit facility - net	—	147,360
Repayment on 2011 credit facility	—	(2,169,125)
Proceeds from senior subordinated notes due 2020 - net	—	542,000
Other	(78)	—

Net cash provided by financing activities	2,656	56,419

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	152	(25)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(89,049)	239,500
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	564,740	440,524

CASH AND CASH EQUIVALENTS, END OF PERIOD	$475,691	$680,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$127,162	$108,390

Cash paid during the period for income taxes	$84,438	$37,124

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWENTY-SIX WEEK PERIODS ENDED MARCH 29, 2014 AND MARCH 30, 2013

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2013 included in TD Group’s Form 10-K dated November 15, 2013. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2013 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 29, 2014 are not necessarily indicative of the results to be expected for the full year.

3.	ACQUISITIONS

Elektro-Metall Export GmbH – On March 6, 2014, TransDigm Germany GmbH, a newly formed subsidiary of TransDigm Inc., acquired Elektro-Metall Export GmbH (“EME”) for approximately $49.5 million, which comprises $40.3 million in cash plus the assumption of approximately $9.2 million of net indebtedness. EME manufactures proprietary, highly engineered aerospace electromechanical actuators, electrical and electromechanical components and assemblies for commercial aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. EME is included in TransDigm’s Power & Control segment. The Company expects that the approximately $21.4 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Airborne Global Inc. – On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”) for approximately $263.8 million in cash, which comprises the $250 million contract price plus estimated cash and working capital at closing and which is subject to adjustments based on the actual level of cash and working capital as of the closing date of the acquisition. Airborne is the industry leading designer and manufacturer of personnel parachutes, cargo aerial delivery systems, emergency escape systems, naval decoys and other related products. These products fit well with TransDigm’s overall business direction. Airborne is included in TransDigm’s Airframe segment. The Company expects that the approximately $157.1 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Whippany Actuation Systems, LLC – On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”) for approximately $151.5 million in cash, which includes a purchase price adjustment of $2.7 million paid in the first quarter of fiscal 2014. Whippany Actuation manufactures proprietary, highly engineered aerospace electromechanical motion control subsystems for civil and military applications with product offerings including control electronics, motors, high power mechanical transmissions and actuators. These products fit well with TransDigm’s overall business direction. Whippany is included in TransDigm’s Power & Control segment. The Company expects that the approximately $103.9 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Arkwin Industries, Inc. – On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”), for approximately $285.7 million in cash, which includes a purchase price adjustment of $0.2 million received in the fourth quarter of fiscal 2013. Arkwin manufactures proprietary, highly engineered aerospace hydraulic and fuel system components for commercial and military aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. Arkwin is included in TransDigm’s Power & Control segment. The Company expects that the approximately $185.1 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Aerosonic Corporation – On June 5, 2013, Buccaneer Acquisition Sub Inc., a newly formed subsidiary of TransDigm Inc., completed the tender offer of a majority of the outstanding stock of Aerosonic Corporation (“Aerosonic”). Buccaneer Acquisition Sub Inc. was subsequently merged into Aerosonic on June 10, 2013; in connection therewith, all outstanding shares of Aerosonic were cancelled and Aerosonic became a wholly owned subsidiary of TransDigm Inc. The aggregate price paid in the tender offer and merger was approximately $39.8 million in cash. Aerosonic designs and manufactures proprietary, highly engineered mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, angle of attack stall warning systems, integrated air data sensors and other aircraft sensors, monitoring systems and flight instrumentation for use on commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Aerosonic is included in TransDigm’s Airframe segment. The Company expects that the approximately $14.7 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of EME, Airborne, Whippany Actuation, Arkwin and Aerosonic; therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable twenty-six week periods ended March 29, 2014 or March 30, 2013 are not significant and, accordingly, are not provided.

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

4.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Numerator for earnings per share:
Net income	$90,355	$67,937	$176,478	$142,107
Less dividends paid on participating securities	(5,486)	—	(9,625)	(38,130)

Net income applicable to common stock - basic and diluted	$84,869	$67,937	$166,853	$103,977

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,803	52,204	52,745	52,001
Vested options deemed participating securities	4,265	2,249	4,285	2,452

Total shares for basic and diluted earnings per share	57,068	54,453	57,030	54,453

Basic and diluted earnings per share	$1.49	$1.25	$2.93	$1.91

5.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Less than 5% of the inventory was valued under the LIFO method at March 29, 2014.

Inventories consist of the following (in thousands):

	March 29, 2014	September 30, 2013
Raw materials and purchased component parts	$300,306	$274,510
Work-in-progress	142,148	124,765
Finished Goods	67,066	58,052

Total	509,520	457,327
Reserves for excess and obsolete inventory and LIFO	(51,057)	(43,746)

Inventories - net	$458,463	$413,581

6.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	March 29, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$856,401	$164,610	$691,791	$801,010	$143,196	$657,814
Order backlog	25,497	14,748	10,749	19,255	7,936	11,319
Other	43,289	9,990	33,299	43,427	8,760	34,667

Total	$925,187	$189,348	$735,839	$863,692	$159,892	$703,800

Intangible assets acquired during the twenty-six week period ended March 29, 2014 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$178,524
Trademarks and trade names	26,847

	205,371

Intangible assets subject to amortization:
Technology	54,463	20 years
Order backlog	9,348	1 year

	63,811	17.2 years

Total	$269,182

The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended March 29, 2014 and March 30, 2013 was approximately $34.0 million and $20.3 million, respectively. The estimated amortization expense is $63.9 million for fiscal 2014, $47.1 million for fiscal 2015 and $44.4 million for each of the four succeeding years 2016 through 2019.

The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2013 through March 29, 2014 (in thousands):

	Power & Control	Airframe	Non-aviation	Total
Balance, September 30, 2013	$1,566,926	$1,721,901	$55,080	$3,343,907
Goodwill acquired during the year	21,413	157,111	—	178,524
Purchase price allocation adjustments	4,153	698	289	5,140
Other	13	3,600	—	3,613

Balance, March 29, 2014	$1,592,505	$1,883,310	$55,369	$3,531,184

7.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended March 29, 2014 and March 30, 2013, the effective income tax rate was 33.7% and 31.9%, respectively. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction. The lower effective tax rate for the thirteen week period ended March 30, 2013 was primarily due to the non-recurring retroactive reinstatement of the research and development tax credit. During the twenty-six week periods ended March 29, 2014 and March 30, 2013, the effective income tax rate was 33.6% and 32.2%, respectively. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction. The decrease in the effective tax rate for the twenty-six week period ended March 30, 2013 was primarily due to the retroactive reinstatement of the research and development tax credit.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, China, France, Germany, Hungary, Malaysia, Mexico, Singapore, Sri Lanka and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2011. AmSafe is subject to U.S. federal examinations for the 2008, 2009, 2010 and 2011 years. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.

At March 29, 2014 and September 30, 2013, TD Group had $6.1 million and $6.1 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $5.7 million and $5.7 million on the effective tax rate at March 29, 2014 and September 30, 2013, respectively. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		March 29, 2014		September 30, 2013
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$475,691	$475,691	$564,740	$564,740
Liabilities:
Interest rate swap agreements (1)	2	6,200	6,200	6,950	6,950
Interest rate swap agreements (2)	2	10,600	10,600	7,550	7,550
Long-term debt:
Term loans	2	3,073,477	3,075,000	3,081,238	3,065,000
7 3/4% Senior Subordinated Notes due 2018	1	1,600,000	1,708,000	1,600,000	1,708,000
5 1/2% Senior Subordinated Notes due 2020	1	550,000	558,000	550,000	540,000
7 1/2% Senior Subordinated Notes due 2021	1	500,000	550,000	500,000	536,000

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.
(2)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

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

The Company is exposed to, among other things, the impact of changes in interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks and does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties.

Interest rate swap agreements are used to manage interest rate risk associated with floating-rate borrowings under the Company’s 2013 Credit Facility. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments that qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings.

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

At March 29, 2014, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

In conjunction with the refinancing of the 2011 Credit Facility, the Company no longer designated the interest rate swap agreements relating to the $353 million aggregate notional amount as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s equity will be amortized into earnings over the remaining period of the swap agreements. The net after-tax loss included in accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the swap agreement was $3.3 million at March 29, 2014.

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

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales to external customers
Power & Control	$258,351	$203,998	$509,559	$397,874
Airframe	308,221	236,310	562,887	451,230
Non-aviation	24,189	25,301	47,637	46,923

	$590,761	$465,609	$1,120,083	$896,027

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
EBITDA As Defined
Power & Control	$132,640	$109,196	$261,624	$212,315
Airframe	130,917	110,635	245,387	209,441
Non-aviation	5,101	5,761	10,207	10,195

Total segment EBITDA As Defined	268,658	225,592	517,218	431,951
Unallocated corporate expenses	5,690	6,320	10,693	11,783

Total Company EBITDA As Defined	262,968	219,272	506,525	420,168

Depreciation and amortization	25,881	16,321	49,720	33,773
Interest expense - net	82,289	64,094	163,142	126,970
Acquisition-related costs	10,435	1,708	15,352	5,175
Stock compensation expense	8,158	7,131	12,333	14,262
Refinancing costs	—	30,281	—	30,281

Income from continuing operations before income taxes	$136,205	$99,737	$265,978	$209,707

The following table presents total assets by segment (in thousands):

	March 29, 2014	September 30, 2013
Total assets
Power & Control	$2,447,270	$2,398,469
Airframe	3,267,864	2,958,974
Non-aviation	131,908	132,672
Corporate	552,296	658,764

	$6,399,338	$6,148,879

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

11.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 2018 Notes, 2020 Notes and 2021 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of March 29, 2014 and September 30, 2013 and its statements of income and comprehensive income and cash flows for the twenty-six week periods ended March 29, 2014 and March 30, 2013 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 29, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$550	$434,302	$367	$28,675	$11,797	$475,691
Trade accounts receivable - Net	—	19,593	278,082	47,466	(2,762)	342,379
Inventories - Net	—	28,753	380,698	49,712	(700)	458,463
Deferred income taxes	—	28,607	—	—	—	28,607
Prepaid expenses and other	—	8,487	9,992	4,398	—	22,877

Total current assets	550	519,742	669,139	130,251	8,335	1,328,017

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(126,179)	5,554,270	2,776,176	82,739	(8,287,006)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,944	167,068	25,701	—	208,713
GOODWILL	—	59,814	3,305,893	165,477	—	3,531,184
TRADEMARKS AND TRADE NAMES	—	19,377	449,706	43,158	—	512,241
OTHER INTANGIBLE ASSETS - Net	—	21,411	667,013	48,875	(1,460)	735,839
DEBT ISSUE COSTS - Net	—	66,570	—	355	—	66,925
OTHER	—	2,659	11,683	2,073	4	16,419

TOTAL ASSETS	$(125,629)	$6,259,787	$8,046,678	$498,629	$(8,280,127)	$6,399,338

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$31,045	$—	$—	$—	$31,045
Accounts payable	—	12,251	69,586	16,075	(2,762)	95,150
Accrued liabilities	—	96,957	84,015	45,311	—	226,283

Total current liabilities	—	140,253	153,601	61,386	(2,762)	352,478

LONG-TERM DEBT	—	5,692,432	—	—	—	5,692,432
DEFERRED INCOME TAXES	—	404,286	—	(298)	—	403,988
OTHER NON-CURRENT LIABILITIES	—	30,994	44,648	427	—	76,069

Total liabilities	—	6,267,965	198,249	61,515	(2,762)	6,524,967

STOCKHOLDERS’ (DEFICIT) EQUITY	(125,629)	(8,178)	7,848,429	437,114	(8,277,365)	(125,629)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(125,629)	$6,259,787	$8,046,678	$498,629	$(8,280,127)	$6,399,338

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$59,065	$975,281	$90,395	$(4,658)	$1,120,083

COST OF SALES	—	35,692	432,613	64,941	(4,881)	528,365

GROSS PROFIT	—	23,373	542,668	25,454	223	591,718

SELLING AND ADMINISTRATIVE EXPENSES	—	29,740	84,867	14,008	—	128,615
AMORTIZATION OF INTANGIBLE ASSETS	—	694	31,118	2,171	—	33,983

INCOME (LOSS) FROM OPERATIONS	—	(7,061)	426,683	9,275	223	429,120
INTEREST EXPENSE - Net	—	162,134	94	914	—	163,142
EQUITY IN INCOME OF SUBSIDIARIES	(176,478)	(275,926)	—	—	452,404	—

INCOME BEFORE INCOME TAXES	176,478	106,731	426,589	8,361	(452,181)	265,978

INCOME TAX PROVISION (BENEFIT)	—	(69,747)	153,204	6,043	—	89,500

NET INCOME	$176,478	$176,478	$273,385	$2,318	$(452,181)	$176,478

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	5,885	(343)	1,018	5,111	(5,786)	5,885

TOTAL COMPREHENSIVE INCOME	$182,363	$176,135	$274,403	$7,429	$(457,967)	$182,363

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2013

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$52,286	$789,907	$57,361	$(3,527)	$896,027

COST OF SALES	—	30,361	331,306	39,693	(3,190)	398,170

GROSS PROFIT	—	21,925	458,601	17,668	(337)	497,857

SELLING AND ADMINISTRATIVE EXPENSES	—	31,641	70,430	8,553	—	110,624
AMORTIZATION OF INTANGIBLE ASSETS	—	312	19,084	879	—	20,275

INCOME (LOSS) FROM OPERATIONS	—	(10,028)	369,087	8,236	(337)	366,958

INTEREST EXPENSE - Net	—	125,152	1,243	575	—	126,970
REFINANCING COSTS	—	30,281	—	—	—	30,281
EQUITY IN INCOME OF SUBSIDIARIES	(142,107)	(236,038)	—	—	378,145	—

INCOME BEFORE INCOME TAXES	142,107	70,577	367,844	7,661	(378,482)	209,707

INCOME TAX PROVISION (BENEFIT)	—	(71,530)	136,836	2,294	—	67,600

NET INCOME	$142,107	$142,107	$231,008	$5,367	$(378,482)	$142,107

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(7,487)	(545)	(1,790)	(5,152)	7,487	(7,487)

TOTAL COMPREHENSIVE INCOME	$134,620	$141,562	$229,218	$215	$(370,995)	$134,620

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(74,534)	$279,875	$21,275	$(6,128)	$220,488

INVESTING ACTIVITIES:
Capital expenditures	—	(1,573)	(14,669)	(1,467)	—	(17,709)
Cash proceeds from sale of real estate	—	—	16,380	—	—	16,380
Acquisition of business, net of cash acquired	—	(311,016)	—	—	—	(311,016)

Net cash (used in) provided by investing activities	—	(312,589)	1,711	(1,467)	—	(312,345)

FINANCING ACTIVITIES:
Intercompany activities	(11,258)	292,401	(289,119)	(9,949)	17,925	—
Excess tax benefits related to share-based payment arrangements	10,698	—	—	—	—	10,698
Proceeds from exercise of stock options	9,422	—	—	—	—	9,422
Dividends paid	(9,625)	—	—	—	—	(9,625)
Repayment on 2013 credit facility	—	(7,761)	—	—	—	(7,761)
Other	—	(78)	—	—	—	(78)

Net cash provided by (used in) financing activities	(763)	284,562	(289,119)	(9,949)	17,925	2,656

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	152	—	152

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(763)	(102,561)	(7,533)	10,011	11,797	(89,049)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,313	536,863	7,900	18,664	—	564,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$550	$434,302	$367	$28,675	$11,797	$475,691

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2013

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(55,398)	$240,872	$4,885	$6,930	$197,289

INVESTING ACTIVITIES:
Capital expenditures	—	(1,105)	(14,308)	(903)	—	(16,316)
Acquisition of businesses, net of cash acquired	—	(8,367)	—	—	—	(8,367)
Cash proceeds from sale of investment	—	10,500	—	—	—	10,500

Net cash provided by (used in) investing activities	—	1,028	(14,308)	(903)	—	(14,183)

FINANCING ACTIVITIES:
Intercompany activities	644,459	(408,158)	(226,417)	(2,954)	(6,930)	—
Excess tax benefits related to share-based payment arrangements	40,044	—	—	—	—	40,044
Proceeds from exercise of stock options	12,919	—	—	—	—	12,919
Dividends paid	(702,406)	—	—	—	—	(702,406)
Proceeds from 2013 credit facility-net	—	2,191,127	—	—	—	2,191,127
Repayment on 2013 credit facility	—	(5,500)	—	—	—	(5,500)
Proceeds from 2011 credit facility-net	—	147,360	—	—	—	147,360
Repayment on 2011 credit facility	—	(2,169,125)	—	—	—	(2,169,125)
Proceeds from senior subordinated notes due 2020-net	—	542,000	—	—	—	542,000

Net cash provided by (used in) financing activities	(4,984)	297,704	(226,417)	(2,954)	(6,930)	56,419

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(25)	—	(25)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,984)	243,334	147	1,003	—	239,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,100	406,891	4,494	9,039	—	440,524

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,116	$650,225	$4,641	$10,042	$—	$680,024

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

For the second quarter of fiscal 2014, we generated net sales of $590.8 million and net income of $90.4 million. EBITDA As Defined was $263.0 million, or 44.5% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions

Elektro-Metall Export GmbH Acquisition

On March 6, 2014, TransDigm Germany GmbH, a newly formed subsidiary of TransDigm Inc., acquired Elektro-Metall Export GmbH (“EME”) for approximately $49.5 million, which comprises $40.3 million in cash plus the assumption of approximately $9.2 million of net indebtedness. EME manufactures proprietary, highly engineered aerospace electromechanical actuators, electrical and electromechanical components and assemblies for commercial aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. EME is included in TransDigm’s Power & Control segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of EME, and therefore the consolidated financial statements at March 29, 2014 reflect a preliminary purchase price allocation for the business.

Airborne Global Inc. Acquisition

On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”), for approximately $263.8 million in cash, which comprises the $250 million contract price plus estimated cash and working capital at closing and which is subject to adjustments based on the actual level of cash and working capital as of the closing date of the acquisition. Airborne is the industry leading designer and manufacturer of personnel parachutes, cargo aerial delivery systems, emergency escape systems, naval decoys and other related products. These products fit well with TransDigm’s overall business direction. Airborne is included in TransDigm’s Airframe segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Airborne, and therefore the consolidated financial statements at March 29, 2014 reflect a preliminary purchase price allocation for the business.

Whippany Actuation Systems, LLC Acquisition

On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed, wholly owned subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”) for approximately $151.5 million in cash, which includes a purchase price adjustment of $2.7 million paid in the first quarter of fiscal 2014. Whippany Actuation manufactures proprietary, highly engineered aerospace electromechanical motion control subsystems for civil and military applications, with product offerings including control electronics, motors, high power mechanical transmissions and actuators. These products fit well with TransDigm’s overall business direction. Whippany Actuation is included in TransDigm’s Power & Control segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Whippany Actuation, and therefore the consolidated financial statements at March 29, 2014 reflect a preliminary purchase price allocation for the business.

Arkwin Industries, Inc. Acquisition

On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”), for approximately $285.7 million in cash, which includes a purchase price adjustment of $0.2 million received in the fourth quarter of fiscal 2013. Arkwin manufactures proprietary, highly engineered aerospace hydraulic and fuel system components for commercial and military aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. Arkwin is included in TransDigm’s Power & Control segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Arkwin, and therefore the consolidated financial statements at March 29, 2014 reflect a preliminary purchase price allocation for the business.

Aerosonic Corporation Acquisition

On June 5, 2013, Buccaneer Acquisition Sub Inc., a newly formed subsidiary of TransDigm Inc., completed the tender offer of a majority of the outstanding stock of Aerosonic Corporation (“Aerosonic”). Buccaneer Acquisition Sub Inc. was subsequently merged into Aerosonic on June 10, 2013; in connection therewith, all outstanding shares of Aerosonic were cancelled and Aerosonic became a wholly owned subsidiary of TransDigm Inc. The aggregate price paid in the tender offer and merger was approximately $39.8 million in cash. Aerosonic designs and manufactures proprietary, highly engineered mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, angle of attack stall warning systems, integrated air data sensors and other aircraft sensors, monitoring systems and flight instrumentation for use on commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Aerosonic is included in TransDigm’s Airframe segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Aerosonic, and therefore the consolidated financial statements at March 29, 2014 reflect a preliminary purchase price allocation for the business.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$90,355	$67,937	$176,478	$142,107
Adjustments:
Depreciation and amortization expense	25,881	16,321	49,720	33,773
Interest expense, net	82,289	64,094	163,142	126,970
Income tax provision	45,850	31,800	89,500	67,600

EBITDA	244,375	180,152	478,840	370,450
Adjustments:
Inventory purchase accounting adjustments(1)	5,953	—	8,391	890
Acquisition integration costs(2)	2,960	1,027	4,738	2,946
Acquisition transaction-related expenses(3)	2,326	681	3,027	1,339
Non-cash stock compensation expense(4)	8,158	7,131	12,333	14,262
Net gain on sale of real estate	(804)	—	(804)	—
Refinancing costs(5)	—	30,281	—	30,281

EBITDA As Defined	$262,968	$219,272	$506,525	$420,168

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.
(5)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Twenty-Six Week Period Ended
	March 29,	March 30,
	2014	2013
	(in thousands)
Net Cash Provided by Operating Activities	$220,488	$197,289
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	6,841	(4,462)
Net gain on sale of real estate	804	—
Interest expense, net (1)	156,712	120,004
Income tax provision - current	95,630	62,118
Non-cash stock compensation expense (2)	(12,333)	(14,262)
Excess tax benefit from exercise of stock options	10,698	40,044
Refinancing costs (6)	—	(30,281)

EBITDA	478,840	370,450
Adjustments:
Inventory purchase accounting adjustments(3)	8,391	890
Acquisition integration costs (4)	4,738	2,946
Acquisition transaction-related expenses (5)	3,027	1,339
Non-cash stock compensation expense (2)	12,333	14,262
Net gain on sale of real estate	(804)	—
Refinancing costs (6)	—	30,281

EBITDA As Defined	$506,525	$420,168

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option plans.
(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(6)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2013. There have been no significant changes to our critical accounting policies during the twenty-six week period ended March 29, 2014.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	March 29, 2014	% of Sales	March 30, 2013	% of Sales
Net sales	$590,761	100.0%	$465,609	100.0%
Cost of sales	283,179	47.9	206,299	44.3
Selling and administrative expenses	71,488	12.1	55,463	11.9
Amortization of intangible assets	17,600	3.0	9,735	2.1

Income from operations	218,494	37.0	194,112	41.7
Interest expense, net	82,289	13.9	64,094	13.8
Refinancing costs	—	—	30,281	6.5
Income tax provision	45,850	7.8	31,800	6.8

Net income	$90,355	15.3%	$67,937	14.6%

	Twenty-Six Week Periods Ended
	March 29, 2014	% of Sales	March 30, 2013	% of Sales
Net sales	$1,120,083	100.0%	$896,027	100.0%
Cost of sales	528,365	47.2	398,170	44.4
Selling and administrative expenses	128,615	11.5	110,624	12.3
Amortization of intangible assets	33,983	3.0	20,275	2.3

Income from operations	429,120	38.3	366,958	41.0
Interest expense, net	163,142	14.5	126,970	14.2
Refinancing costs	—	—	30,281	3.4
Income tax provision	89,500	8.0	67,600	7.5

Net income	$176,478	15.8%	$142,107	15.9%

Changes in Results of Operations

Thirteen week period ended March 29, 2014 compared with the thirteen week period ended March 30, 2013.

Total Company

•

Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended March 29, 2014 and March 30, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	March 29, 2014	March 30, 2013	Change
Organic sales	$493.9	$465.6	$28.3	6.1%
Acquisition sales	96.9	—	96.9	20.8%

	$590.8	$465.6	$125.2	26.9%

Commercial OEM sales increased $15.5 million, or 10.8%, commercial aftermarket sales increased $15.5 million, or 8.5%, and defense sales decreased $0.8 million, or 0.8%, for the quarter ended March 29, 2014 compared to the quarter ended March 30, 2013.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was mainly attributable to the acquisitions of Airborne in fiscal 2014 and Whippany Actuation, Arkwin and Aerosonic in fiscal 2013.

•

Cost of Sales and Gross Profit. Cost of sales increased by $76.9 million, or 37.3%, to $283.2 million for the quarter ended March 29, 2014 compared to $206.3 million for the quarter ended March 30, 2013. Cost of sales and the related percentage of total sales for the thirteen week periods ended March 29, 2014 and March 30, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 29, 2014	March 30, 2013	Change	% Change
Cost of sales - excluding acquisition-related costs below	$274.4	$204.2	$70.2	34.4%
% of total sales	46.4%	43.9%

Inventory purchase accounting adjustments	6.0	—	6.0	100.0%
% of total sales	1.0%	0.0%

Acquisition integration costs	1.6	1.0	0.6	60.0%
% of total sales	0.3%	0.2%

Stock compensation expense	1.2	1.1	0.1	9.1%
% of total sales	0.2%	0.2%

Total cost of sales	$283.2	$206.3	$76.9	37.3%

% of total sales	47.9%	44.3%

Gross profit	$307.6	$259.3	$48.3	18.6%

Gross profit percentage	52.1%	55.7%

The increase in the dollar amount of cost of sales during the thirteen week period ended March 29, 2014 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth as well as higher acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales decreased by 3.6 percentage points to 52.1% for the thirteen week period ended March 29, 2014 from 55.7% for the thirteen week period ended March 30, 2013. The dollar amount of gross profit increased by $48.3 million, or 18.6%, for the quarter ended March 29, 2014 compared to the comparable quarter last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $36 million for the quarter ended March 29, 2014, which represented gross profit of approximately 37% of the acquisition sales.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $19 million for the quarter ended March 29, 2014.

•

The gross profit increase described above was partially offset by higher inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $7 million for the quarter ended March 29, 2014.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $16.0 million to $71.5 million, or 12.1% of sales, for the thirteen week period ended March 29, 2014 from $55.5 million, or 11.9% of sales, for the thirteen week period ended March 30, 2013. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended March 29, 2014 and March 30, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 29, 2014	March 30, 2013	Change	% Change

Selling and administrative expenses - excluding costs below	$61.8	$48.7	$13.1	26.9%
% of total sales	10.5%	10.5%

Stock compensation expense	6.9	6.1	0.8	13.1%
% of total sales	1.2%	1.3%

Acquisition related expenses	2.8	0.7	2.1	300.0%
% of total sales	0.5%	0.2%

Total selling and administrative expenses	$71.5	$55.5	$16.0	28.8%

% of total sales	12.1%	11.9%

The increase in the dollar amount of selling and administrative expenses during the quarter ended March 29, 2014 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $11 million, which was approximately 11% of the acquisition sales, and increased acquisition related expenses of approximately $2.1 million.

•

Amortization of Intangible Assets. Amortization of intangible assets increased to $17.6 million for the quarter ended March 29, 2014 from $9.7 million for the comparable quarter last year. The net increase of $7.9 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by order backlog from prior acquisitions becoming fully amortized.

•

Refinancing Costs. Refinancing costs of $30.3 million were recorded during the quarter ended March 30, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $18.2 million, or 28.4%, to $82.3 million for the quarter ended March 29, 2014 from $64.1 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $5.72 billion for the quarter ended March 29, 2014 and approximately $4.33 billion for the quarter ended March 30, 2013. The increase in borrowings was primarily due to additional borrowings of $36.4 million relating to our refinancing of the 2011 Credit Facility in February 2013, additional borrowings of $900 million relating to the Incremental Term Facility in July 2013 and the issuance in July 2013 of our $500 million 2021 Notes. The weighted average interest rate for cash interest payments on total outstanding borrowings was 5.4% at March 29, 2014 and 5.5% at March 30, 2013.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 33.7% for the quarter ended March 29, 2014 compared to 31.9% for the quarter ended March 30, 2013. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction. The lower effective tax rate for the quarter ended March 30, 2013 was primarily due to non-recurring adjustments related to the retroactive reinstatement of the research and development tax credit.

•

Net Income. Net income increased $22.5 million, or 33.1%, to $90.4 million for the quarter ended March 29, 2014 compared to net income of $67.9 million for the quarter ended March 30, 2013, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.49 for the quarter ended March 29, 2014 and $1.25 per share for the quarter ended March 30, 2013. Net income for the thirteen week period ended March 29, 2014 of $90.4 million was decreased by an allocation of dividends on participating securities of $5.5 million, or $0.10 per share, resulting in net income available to common shareholders of $84.9 million. The increase in earnings per share of $0.24 per share to $1.49 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended December 28, 2013 and December 29, 2012 as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 29, 2014	% of Sales	March 30, 2013	% of Sales	Change	% Change
Power & Control	$258.4	43.7%	$204.0	43.8%	$54.4	26.7%
Airframe	308.2	52.2%	236.3	50.8%	71.9	30.4%
Non-aviation	24.2	4.1%	25.3	5.4%	(1.1)	-4.3%

	$590.8	100.0%	$465.6	100.0%	$125.2	26.9%

Acquisition sales for the Power & Control segment totaled $47.8 million, or an increase of 23.4%, resulting from the acquisitions in fiscal 2013. Organic sales increased $6.6 million when compared to the quarter ended March 30, 2013. The organic sales increase was primarily due to an increase in commercial aftermarket sales of $6.4 million, or 7.6%, and an increase in defense sales of $1.0 million, or 1.3%, partially offset by a decrease in commercial OEM sales of $1.3 million, or 3.5%.

Acquisition sales for the Airframe segment totaled $48.3 million, or an increase of 20.4%, resulting from the acquisitions in fiscal 2013 and fiscal 2014. Organic sales increased $23.6 million when compared to the quarter ended March 30, 2013. The organic sales increase was primarily due to an increase in commercial OEM sales of $16.7 million, or 16.1%, and an increase in commercial aftermarket sales of $9.1 million, or 9.1%, partially offset by a decrease in defense sales of $1.9 million, or 6.1%.

Acquisition sales for the Non-aviation segment totaled $0.8 million, or an increase of 3.0%. Organic sales declined $1.9 million, or 7.4%.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended March 29, 2014 and March 30, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 29, 2014	% of Segment Sales	March 30, 2013	% of Segment Sales	Change	% Change
Power & Control	$132.7	51.4%	$109.2	53.5%	$23.5	21.5%
Airframe	130.9	42.5%	110.6	46.8%	20.3	18.4%
Non-aviation	5.1	21.1%	5.8	22.9%	(0.7)	-12.1%

	$268.7	45.5%	$225.6	48.5%	$43.1	19.1%

EBITDA As Defined for the Power & Control segment from the acquisitions in fiscal 2013 was approximately $16.6 million for the quarter ended March 29, 2014. Organic EBITDA As Defined growth was $6.9 million when compared to the quarter ended March 30, 2013.

EBITDA As Defined for the Airframe segment from the acquisitions in fiscal 2014 and fiscal 2013 was approximately $10.3 million for the quarter ended March 29, 2014. Organic EBITDA As Defined increased approximately $10.0 million.

EBITDA As Defined for the Non-aviation segment from acquisitions was approximately $0.2 million for the quarter ended March 29, 2014. Organic EBITDA As Defined decreased approximately $0.9 million.

Twenty-six week period ended March 29, 2014 compared with the twenty-six week period ended March 30, 2013.

Total Company

•

Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended March 29, 2014 and March 30, 2013 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Total Sales
	March 29, 2014	March 30, 2013	Change
Organic sales	$963.4	$896.0	$67.4	7.5%
Acquisition sales	156.7	—	156.7	17.5%

	$1,120.1	$896.0	$224.1	25.0%

Commercial OEM sales increased $29.7 million, or 11.3%, commercial aftermarket sales increased $26.3 million, or 7.2%, and defense sales increased $14.5 million, or 6.9%, for the twenty-six week period ended March 29, 2014 compared to the twenty-six week ended March 30, 2013.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was mainly attributable to the acquisitions of Airborne in fiscal 2014 and Whippany Actuation, Arkwin and Aerosonic in fiscal 2013.

•

Cost of Sales and Gross Profit. Cost of sales increased by $130.2 million, or 32.7%, to $528.4 million for the twenty-six week period ended March 29, 2014 compared to $398.2 million for the twenty-six period ended March 30, 2013. Cost of sales and the related percentage of total sales for the twenty-six week periods ended March 29, 2014 and March 30, 2013 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 29, 2014	March 30, 2013	Change	% Change
Cost of sales - excluding acquisition-related costs below	$514.8	$392.4	$122.4	31.2%
% of total sales	46.0%	43.8%

Inventory purchase accounting adjustments	8.4	0.9	7.5	833.3%
% of total sales	0.7%	0.1%

Acquisition integration costs	3.3	2.8	0.5	17.9%
% of total sales	0.3%	0.3%

Stock compensation expense	1.9	2.1	(0.2)	-9.5%
% of total sales	0.2%	0.2%

Total cost of sales	$528.4	$398.2	$130.2	32.7%

% of total sales	47.2%	44.4%

Gross profit	$591.7	$497.9	$93.8	18.9%

Gross profit percentage	52.8%	55.6%

The increase in the dollar amount of cost of sales during the twenty-six week period ended March 29, 2014 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth as well as higher acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales decreased by 2.8 percentage points to 52.8% for the twenty-six week period ended March 29, 2014 from 55.6% for the twenty-six week period ended March 30, 2013. The dollar amount of gross profit increased by $93.8 million, or 18.9%, for the twenty-six week period ended March 29, 2014 compared to the comparable twenty-six week period last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $59 million for the twenty-six week period ended March 29, 2014, which represented gross profit of approximately 38% of the acquisition sales.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $43 million for the twenty-six week period ended March 29, 2014.

•

The gross profit increase described above was partially offset by higher inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $8 million for the twenty-six week period ended March 29, 2014.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $18.0 million to $128.6 million, or 11.5% of sales, for the twenty-six week period ended March 29, 2014 from $110.6 million, or 12.3% of sales, for the twenty-six week period ended March 30, 2013. Selling and administrative expenses and the related percentage of total sales for the twenty-six week periods ended March 29, 2014 and March 30, 2013 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 29, 2014	March 30, 2013	Change	% Change

Selling and administrative expenses - excluding costs below	$114.5	$97.0	$17.5	18.0%
% of total sales	10.2%	10.8%

Stock compensation expense	10.5	12.1	(1.6)	-13.2%
% of total sales	0.9%	1.4%

Acquisition related expenses	3.6	1.5	2.1	140.0%
% of total sales	0.3%	0.1%

Total selling and administrative expenses	$128.6	$110.6	$18.0	16.3%

% of total sales	11.5%	12.3%

The increase in the dollar amount of selling and administrative expenses during the twenty-six week period ended March 29, 2014 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $16 million, which was approximately 10% of the acquisition sales, and higher acquisition related expenses of $2.1 million partially offset by lower stock compensation expense of approximately $1.6 million.

•

Amortization of Intangible Assets. Amortization of intangible assets increased to $34.0 million for the twenty-six week period ended March 29, 2014 from $20.3 million for the comparable twenty-six week period last year. The net increase of $13.7 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months partially offset by order backlog from prior acquisitions becoming fully amortized.

•

Refinancing Costs. Refinancing costs of $30.3 million were recorded during the twenty-six week period ended March 30, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $36.1 million, or 28.4%, to $163.1 million for the twenty-six week period ended March 29, 2014 from $127.0 million for the comparable twenty-six week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $5.73 billion for the twenty-six week period ended March 29, 2014 and approximately $4.27 billion for the twenty-six week period ended March 30, 2013. The increase in borrowings was primarily due to the additional $150 million term loan facility under the amendments to our 2011 Credit Facility which occurred in October 2012, additional borrowings of $36.4 million relating to our refinancing of the 2011 Credit Facility in February 2013, additional borrowings of $900 million relating to the Incremental Term Facility in July 2013, the issuance in October 2012 of our $550 million 2020 Notes and the issuance in July 2013 of our $500 million 2021 Notes. The weighted average interest rate for cash interest payments on total outstanding borrowings was 5.4% at March 29, 2014 and 5.5% at March 30, 2013.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 33.6% for the twenty-six week period ended March 29, 2014 compared to 32.2% for the twenty-six week period ended March 30, 2013. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction. The lower effective tax rate for the twenty-six week period ended March 30, 2013 was primarily due to non-recurring adjustments related to the retroactive reinstatement of the research and development tax credit.

•

Net Income. Net income increased $34.4 million, or 24.2%, to $176.5 million for the twenty-six week period ended March 29, 2014 compared to net income of $142.1 million for the twenty-six week period ended March 30, 2013, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $2.93 for the twenty-six week period ended March 29, 2014 and $1.91 per share for the twenty-six week period ended March 30, 2013. Net income for the twenty-six week period ended March 29, 2014 of $176.5 million was decreased by an allocation of dividends on participating securities of $9.6 million, or $0.17 per share, resulting in net income available to common shareholders of $166.9 million. Net income for the thirteen week period ended March 30, 2013 of $142.1 million was decreased by an allocation of dividends on participating securities of $38.1 million, or $0.70 per share, resulting in net income available to common shareholders of $104.0 million. The increase in earnings per share of $1.02 per share to $2.93 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the twenty-six week periods ended March 29, 2014 and March 30, 2013 as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 29, 2014	% of Sales	March 30, 2014	% of Sales	Change	% Change
Power & Control	$509.6	45.5%	$397.9	44.4%	$111.7	28.1%
Airframe	562.9	50.3%	451.2	50.4%	111.7	24.8%
Non-aviation	47.6	4.2%	46.9	5.2%	0.7	1.5%

	$1,120.1	100.0%	$896.0	100.0%	$224.1	25.0%

Acquisition sales for the Power & Control segment totaled $97.5 million, or an increase of 24.5%, resulting from the acquisitions in fiscal 2013. Organic sales increased $14.2 million when compared to the twenty-six week period ended March 30, 2013. The organic sales increase was primarily due to an increase in commercial aftermarket sales of $9.6 million, or 5.7%, and an increase in defense sales of $5.9 million, or 4.0%, partially offset by a decrease in commercial OEM sales of $2.0 million, or 2.8%.

Acquisition sales for the Airframe segment totaled $56.4 million, or an increase of 12.5%, resulting from the acquisitions in fiscal 2014 and fiscal 2013. Organic sales increased $55.3 million when compared to the twenty-six week period ended March 30, 2013. The organic sales increase was primarily due to an increase in commercial OEM sales of $29.7 million, or 15.8%, an increase in commercial aftermarket sales of $16.8 million, or 8.4%, and an increase in defense sales of $9.3 million, or 15.4%. The increase in defense sales was primarily due to $11.4 million of shipments of the new Tarian product to the U.K. Ministry of Defense.

Acquisition sales for the Non-aviation segment totaled $2.8 million, or an increase of 6.0%. Organic sales declined $2.1 million, or 4.5%.

•	EBITDA As Defined. EBITDA As Defined by segment for the twenty-six week periods ended March 29, 2014 and March 30, 2013 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 29, 2014	% of Segment Sales	March 30, 2013	% of Segment Sales	Change	% Change
Power & Control	$261.6	51.3%	$212.3	53.4%	$49.3	23.2%
Airframe	245.4	43.6%	209.5	46.4%	35.9	17.1%
Non-aviation	10.2	21.4%	10.2	21.7%	—	0.0%

	$517.2	46.2%	$432.0	48.2%	$85.2	19.7%

EBITDA As Defined for the Power & Control segment from the acquisitions in fiscal 2013 was approximately $33.4 million for the twenty-six week period ended March 29, 2014. Organic EBITDA As Defined growth was $15.9 million when compared to the twenty-six week period ended March 30, 2013.

EBITDA As Defined for the Airframe segment from the acquisition in fiscal 2013 was approximately $12.1 million for the twenty-six week period ended March 29, 2014. Organic EBITDA As Defined increased approximately $23.8 million.

EBITDA As Defined for the Non-aviation segment from acquisitions was approximately $0.4 million for the twenty-six week period ended March 29, 2014. Organic EBITDA As Defined decreased approximately $0.4 million.

Backlog

As of March 29, 2014, the Company estimated its sales order backlog at $1,253 million compared to an estimated sales order backlog of $895 million as of March 30, 2013. The increase in backlog is primarily due to acquisitions, totaling approximately $314 million. The majority of the purchase orders outstanding as of March 29, 2014 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of March 29, 2014 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture a significant portion of our products in the United States, we manufacture some products in Belgium, China, Germany, Hungary, Malaysia, Mexico, Sri Lanka and the United Kingdom. We sell our products in the United States as well as in foreign countries. Although the majority of sales of our products are made to customers including distributors located in the United States, our products are ultimately sold to and used by customers, including airlines and other end users of aircraft, throughout the world. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $220.5 million of net cash from operating activities during the twenty-six week period ended March 29, 2014 compared to $197.3 million during the twenty-six week period ended March 30, 2013. The net increase of $23.2 million was due primarily to an increase in income from operations offset by higher payments for interest and income taxes during the period.

Investing Activities. Net cash used in investing activities was $312.3 million during the twenty-six week period ended March 29, 2014 consisting primarily of the acquisitions of Airborne and EME, capital expenditures of $17.7 million, and cash paid for working capital settlements of $2.7 million partially offset by net proceeds from the sale of real estate of $16.4 million. Net cash used in investing activities was $14.2 million during the twenty-six week period ended March 30, 2013 consisting primarily of acquisitions and capital expenditures of $24.7 million partially offset by the cash proceeds of $10.5 million from the sale of an equity investment.

Financing Activities. Net cash provided by financing activities during the twenty-six week period ended March 29, 2014 was $2.7 million, which primarily comprised $20.1 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options partially offset by $9.6 million of dividend equivalent payments and $7.8 million repayment on the 2013 Credit Facility.

Net cash provided by financing activities during the twenty-six week period ended March 30, 2013 was $56.4 million, which comprised $2,191.1 million of net proceeds from our 2013 Credit Facility, $147.4 million of additional net proceeds from the Amendment under our 2011 Credit Facility, $542.0 million of net proceeds from our 5 1/2% Senior Subordinated Notes due 2020 and $52.9 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $5.5 million repayment on the 2013 Credit Facility, the repayment of our 2011 Credit Facility of $2,169.1 million and $702.4 million of dividend and dividend equivalent payments.

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

The revolving A commitments consist of $32 million in the aggregate and the revolving B commitments consist of $278 million in the aggregate. The revolving A commitments mature on December 6, 2015 and the revolving B commitments mature on February 28, 2018. At March 29, 2014, the Company had $7.3 million letters of credit outstanding and $302.7 million of borrowings available under the 2013 Credit Facility.

The interest rates per annum applicable to the loans under the 2013 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At March 29, 2014, applicable interest rate on the tranche B term loan was 3.50% and the tranche C term loan was 3.75%.

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

In July 2013, the Company issued $500 million in aggregate principal amount of its 7 1/2% Senior Subordinated Notes due 2021 (“2021 Notes” and together with the 2018 Notes and the 2020 Notes, the “Notes”) at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in July 2021. Interest under the 2021 Notes is payable semi-annually. The Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the applicable Indentures.

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

Trade Receivables Securitization

During the quarter ended December 28, 2013, the Company established a trade receivables securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity by up to $225 million depending on the amount of trade accounts receivable, and matures on October 20, 2014. The Company expects to utilize proceeds from the securitization program as an alternative to other forms of debt, effectively reducing borrowing costs. As of March 29, 2014, the Company had not borrowed any amounts under the Securitization Facility.

Stock Repurchase Program

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. On October 29, 2013, we announced a new program replacing that program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate. No repurchases were made under the program during the quarter ended March 29, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At March 29, 2014, we had borrowings under our 2013 Credit Facility of $3.07 billion that were subject to interest rate risk. Borrowings under our 2013 Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our 2013 Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our 2013 Credit Facility by approximately $30.7 million based on the amount of outstanding borrowings at March 29, 2014. The weighted average interest rate on the $3.07 billion of borrowings under our 2013 Credit Facility on March 29, 2014 was 3.8%.

At March 29, 2014, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2013 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

The fair value of the $3.07 billion aggregate principal amount of borrowings under our 2013 Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $3.08 billion at March 29, 2014 based upon information provided to the Company from its agent under the 2013 Credit Facility. The fair value of the $1.60 billion aggregate principal amount of our 2018 Notes, $0.55 billion 2020 Notes and our $0.50 billion 2021 Notes due are exposed to the market risk of interest rate changes. The estimated fair value of the 2018 Notes approximated $1.7 billion, the estimated fair value of the 2020 Notes approximated $0.56 billion and the estimated fair value of the 2021 Notes approximated $0.55 billion at March  29, 2014 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of March 29, 2014, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

On March 6, 2014 we acquired EME. EME operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate EME’s processes into our own systems and control environment. We currently expect to complete the incorporation of EME’s operations into our systems and control environment in fiscal 2015.

There have been no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended March 29, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. On October 29, 2013, a new program replacing that program permitting the Company to repurchase a portion of its outstanding shares not to exceed $200 million in the aggregate was announced. During the quarter ended March 29, 2014, the Company did not repurchase any shares under the program.

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

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 7, 2014

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 7, 2014

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED MARCH 29, 2014

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.