Form 10-Q
period 2014-06-28
TransDigm Group INC
filed 2014-08-06
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 28, 2014.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,710,461 as of July 26, 2014.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	June 28, 2014	September 30, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$729,134	$564,740
Trade accounts receivable - Net	353,318	290,449
Inventories - Net	461,629	413,581
Deferred income taxes	25,495	30,182
Prepaid expenses and other	55,195	21,543

Total current assets	1,624,771	1,320,495

PROPERTY, PLANT AND EQUIPMENT - Net	209,353	208,964
GOODWILL	3,532,159	3,343,907
TRADEMARKS AND TRADE NAMES	517,606	485,690
OTHER INTANGIBLE ASSETS - Net	718,026	703,800
DEBT ISSUE COSTS - Net	92,506	72,668
OTHER	16,570	13,355

TOTAL ASSETS	$6,710,991	$6,148,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$39,295	$31,045
Short-term borrowings - trade receivable securitization facility	200,000	—
Accounts payable	94,783	106,768
Accrued liabilities	217,643	184,687

Total current liabilities	551,721	322,500

LONG-TERM DEBT	7,251,421	5,700,193
DEFERRED INCOME TAXES	405,525	384,301
OTHER NON-CURRENT LIABILITIES	93,831	78,266

Total liabilities	8,302,498	6,485,260

STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 53,562,036 and 53,172,551 at June 28, 2014 and September 30, 2013, respectively	535	532
Additional paid-in capital	763,970	689,935
Accumulated deficit	(2,260,677)	(1,004,244)
Accumulated other comprehensive loss	(6,845)	(6,516)
Treasury stock, at cost; 926,600 and 505,400 shares at June 28, 2014 and September 30, 2013, respectively	(88,490)	(16,088)

Total stockholders’ deficit	(1,591,507)	(336,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,710,991	$6,148,879

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 28, 2014 AND JUNE 29, 2013

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

NET SALES	$610,582	$488,636	$1,730,665	$1,384,663

COST OF SALES	283,054	219,650	811,419	617,820

GROSS PROFIT	327,528	268,986	919,246	766,843

SELLING AND ADMINISTRATIVE EXPENSES	71,146	82,773	199,761	193,397
AMORTIZATION OF INTANGIBLE ASSETS	16,402	9,489	50,385	29,764

INCOME FROM OPERATIONS	239,980	176,724	669,100	543,682

INTEREST EXPENSE - Net	87,613	62,469	250,755	189,439

REFINANCING COSTS	131,490	—	131,490	30,281

INCOME BEFORE INCOME TAXES	20,877	114,255	286,855	323,962

INCOME TAX PROVISION	4,700	37,600	94,200	105,200

NET INCOME	$16,177	$76,655	$192,655	$218,762

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(94,726)	$38,679	$72,127	$142,656

Net earnings (loss) per share - see Note 5:

Basic and diluted	$(1.66)	$0.71	$1.26	$2.62
Cash dividends paid per common share	$25.00	$—	$25.00	$12.85

Weighted-average shares outstanding:
Basic and diluted	57,170	54,506	57,077	54,470

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 28, 2014 AND JUNE 29, 2013

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net income	$16,177	$76,655	$192,655	$218,762

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	758	1,435	6,886	(5,509)

Interest rate swap agreements, net of tax	(6,972)	882	(7,215)	552

Other	—	—	—	(214)

Other comprehensive income (loss), net of tax	(6,214)	2,317	(329)	(5,171)

TOTAL COMPREHENSIVE INCOME	$9,963	$78,972	$192,326	$213,591

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2014

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital			Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2013	53,172,551	$532	$689,935	$(1,004,244)	$(6,516)	(505,400)	$(16,088)	$(336,381)
Dividends paid	—	—	—	(1,433,749)	—	—	—	(1,433,749)
Unvested dividend equivalents	—	—	—	(15,339)	—	—	—	(15,339)
Compensation expense recognized for employee stock options	—	—	18,849	—	—	—	—	18,849
Excess tax benefits related to share-based payment arrangements	—	—	40,481	—	—	—	—	40,481
Exercise of employee stock options	389,153	3	14,646	—	—	—	—	14,649
Treasury stock purchased	—	—	—	—	—	(421,200)	(72,402)	(72,402)
Common stock issued	332	—	59	—	—	—	—	59
Net income	—	—		192,655	—	—	—	192,655
Interest rate swaps, net of tax	—	—	—	—	(7,215)	—	—	(7,215)
Foreign currency translation adjustments	—	—	—	—	6,886	—	—	6,886

BALANCE, June 28, 2014	53,562,036	$535	$763,970	$(2,260,677)	$(6,845)	(926,600)	$(88,490)	$(1,591,507)

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirty-nine Week Periods Ended
	June 28, 2014	June 29, 2013
OPERATING ACTIVITIES:
Net income	$192,655	$218,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,958	19,939
Amortization of intangible assets	50,583	29,896
Amortization of debt issue costs	9,898	8,857
Net gain on sale of real estate	(804)	—
Refinancing costs	131,490	30,281
Non-cash equity compensation	18,849	45,980
Excess tax benefits related to share-based payment arrangements	(40,481)	(43,785)
Deferred income taxes	(2,527)	6,776
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(24,933)	(22,691)
Inventories	(8,410)	(16,762)
Income taxes receivable/payable	8,491	31,436
Other assets	1,865	1,861
Accounts payable	(23,815)	(8,647)
Accrued and other liabilities	12,710	(34,868)

Net cash provided by operating activities	349,529	267,035

INVESTING ACTIVITIES:
Capital expenditures	(25,450)	(23,633)
Cash proceeds from sale of real estate	16,380	—
Acquisition of businesses, net of cash acquired	(311,872)	(481,708)
Cash proceeds from sale of investment	—	10,500

Net cash used in investing activities	(320,942)	(494,841)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	40,481	43,785
Proceeds from exercise of stock options	14,649	14,846
Dividends paid	(1,445,293)	(702,406)
Treasury stock purchased	(72,402)	—
Proceeds from 2014 credit facility - net	806,378	—
Proceeds from 2013 credit facility - net	—	2,190,996
Repayment on 2013 credit facility	(15,522)	(11,000)
Proceeds from 2011 credit facility - net	—	147,360
Repayment on 2011 credit facility	—	(2,169,125)
Proceeds from senior subordinated notes due 2020 - net	—	541,944
Proceeds from senior subordinated notes due 2022 and 2024 - net	2,329,125	—
Repurchase of senior subordinated notes due 2018	(1,720,997)	—
Proceeds from trade receivable securitization facility - net	199,390	—
Other	(78)	—

Net cash provided by financing activities	135,731	56,400

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	76	54

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164,394	(171,352)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	564,740	440,524

CASH AND CASH EQUIVALENTS, END OF PERIOD	$729,134	$269,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$231,689	$206,673

Cash paid during the period for income taxes	$86,725	$67,030

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTY-NINE WEEK PERIODS ENDED JUNE 28, 2014 AND JUNE 29, 2013

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

Separate Financial Statements – Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s, 5 1/2% Senior Subordinated Notes due 2020, 7 1/2% Senior Subordinated Notes due 2021, 6% Senior Subordinated Notes due 2022 and 6 1/2% Senior Subordinated Notes due 2024 are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing 100% owned domestic subsidiaries of TransDigm Inc. and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2013 included in TD Group’s Form 10-K dated November 15, 2013. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2013 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year.

3.	ACQUISITIONS

Elektro-Metall Export GmbH – On March 6, 2014, TransDigm Germany GmbH, a newly formed subsidiary of TransDigm Inc., acquired Elektro-Metall Export GmbH (“EME”) for approximately $49.5 million, which comprises $40.3 million in cash plus the assumption of approximately $9.2 million of net indebtedness. EME manufactures proprietary, highly engineered aerospace electromechanical actuators, electrical and electromechanical components and assemblies for commercial aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. EME is included in TransDigm’s Power & Control segment. The Company expects that the approximately $23.7 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Airborne Global Inc. – On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”) for approximately $263.8 million in cash, which comprises the $250 million contract price plus estimated cash and working capital at closing and which is subject to adjustments based on the actual level of cash and working capital as of the closing date of the acquisition. Airborne is the industry leading designer and manufacturer of personnel parachutes, cargo aerial delivery systems, emergency escape systems, naval decoys and other related products. These products fit well with TransDigm’s overall business direction. Airborne is included in TransDigm’s Airframe segment. The Company expects that the approximately $156.2 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Whippany Actuation Systems, LLC – On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”) for approximately $151.5 million in cash, which includes a purchase price adjustment of $2.7 million paid in the first quarter of fiscal 2014. Whippany Actuation manufactures proprietary, highly engineered aerospace electromechanical motion control subsystems for civil and military applications with product offerings including control electronics, motors, high power mechanical transmissions and actuators. These products fit well with TransDigm’s overall business direction. Whippany is included in TransDigm’s Power & Control segment. The Company expects that the approximately $105.1 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Arkwin Industries, Inc. – On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”), for approximately $285.7 million in cash, which includes a purchase price adjustment of $0.2 million received in the fourth quarter of fiscal 2013. Arkwin manufactures proprietary, highly engineered aerospace hydraulic and fuel system components for commercial and military aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. Arkwin is included in TransDigm’s Power & Control segment. The Company expects that the approximately $184.9 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Aerosonic Corporation – On June 5, 2013, Buccaneer Acquisition Sub Inc., a newly formed subsidiary of TransDigm Inc., completed the tender offer of a majority of the outstanding stock of Aerosonic Corporation (“Aerosonic”). Buccaneer Acquisition Sub Inc. was subsequently merged into Aerosonic on June 10, 2013; in connection therewith, all outstanding shares of Aerosonic were cancelled and Aerosonic became a wholly owned subsidiary of TransDigm Inc. The aggregate price paid in the tender offer and merger was approximately $39.8 million in cash. Aerosonic designs and manufactures proprietary, highly engineered mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, angle of attack stall warning systems, integrated air data sensors and other aircraft sensors, monitoring systems and flight instrumentation for use on commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Aerosonic is included in TransDigm’s Airframe segment. The Company expects that the approximately $14.8 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of EME and Airborne; therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirty-nine week periods ended June 28, 2014 or June 29, 2013 are not significant and, accordingly, are not provided.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, “Other Assets and Deferred Costs: Contracts with Customers,” to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance is effective for the Company for annual reporting periods, including interim periods therein, for the year ending September 30, 2018. Early application is not permitted. Companies are permitted to apply the guidance in ASC 606 using one of the following two methods: retrospectively to each prior period presented in accordance with ASC 250, subject to certain practical expedients; or retrospectively with a cumulative effect adjustment to opening retained earnings in the period of initial adoption. If applying this transition method, an entity should apply the new revenue recognition guidance only to contracts not completed under existing U.S. GAAP at the date of adoption. The Company is currently evaluating the adoption method to apply and the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
			`
Numerator for earnings (loss) per share:
Net income	$16,177	$76,655	$192,655	$218,762
Less dividends paid on participating securities	(110,903)	(37,976)	(120,528)	(76,106)

Net income (loss) applicable to common stock - basic and diluted	$(94,726)	$38,679	$72,127	$142,656

Denominator for basic and diluted earnings (loss) per share under the two-class method:
Weighted average common shares outstanding	52,915	52,439	52,802	52,147
Vested options deemed participating securities	4,255	2,067	4,275	2,323

Total shares for basic and diluted earnings per share	57,170	54,506	57,077	54,470

Basic and diluted earnings (loss) per share	$(1.66)	$0.71	$1.26	$2.62

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Less than 4% of the inventory was valued under the LIFO method at June 28, 2014.

Inventories consist of the following (in thousands):

	June 28, 2014	September 30, 2013
Raw materials and purchased component parts	$302,999	$274,510
Work-in-progress	146,658	124,765
Finished Goods	68,285	58,052

Total	517,942	457,327
Reserves for excess and obsolete inventory and LIFO	(56,313)	(43,746)

Inventories - net	$461,629	$413,581

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	June 28, 2014			September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$856,573	$175,184	$681,389	$801,010	$143,196	$657,814
Order backlog	8,131	4,065	4,066	19,255	7,936	11,319
Other	43,253	10,682	32,571	43,427	8,760	34,667

Total	$907,957	$189,931	$718,026	$863,692	$159,892	$703,800

Intangible assets acquired during the thirty-nine week period ended June 28, 2014 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$178,552
Trademarks and trade names	31,700

	210,252

Intangible assets subject to amortization:
Technology	53,566	20 years
Order backlog	7,870	1 year

	61,436	17.6 years

Total	$271,688

The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended June 28, 2014 and June 29, 2013 was approximately $50.6 million and $29.9 million, respectively. The estimated amortization expense is $62.8 million for fiscal 2014, $45.8 million for fiscal 2015 and $43.8 million for each of the four succeeding years 2016 through 2019.

The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2013 through June 28, 2014 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance, September 30, 2013	$1,566,926	$1,721,901	$55,080	$3,343,907
Goodwill acquired during the year	23,697	154,855	—	178,552
Purchase price allocation adjustments	5,138	861	289	6,288
Other	(137)	3,549	—	3,412

Balance, June 28, 2014	$1,595,624	$1,881,166	$55,369	$3,532,159

8.	DEBT

The Company’s debt consists of the following (in thousands):

	June 28, 2014	September 30, 2013
Short-term borrowings - trade receivable securitization facility	$200,000	$—

Term loans	$3,890,716	$3,081,238
Senior Subordinated Notes due 2018	—	1,600,000
Senior Subordinated Notes due 2020	550,000	550,000
Senior Subordinated Notes due 2021	500,000	500,000
Senior Subordinated Notes due 2022	1,150,000	—
Senior Subordinated Notes due 2024	1,200,000	—

	7,290,716	5,731,238
Less current portion	39,295	31,045

Long-term debt	$7,251,421	$5,700,193

Trade Receivable Securitization Facility – During the quarter ended December 28, 2013, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity by up to $225 million depending on the amount of trade accounts receivable, and matures on October 20, 2014. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. As of June 28, 2014, the Company has borrowed $200 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the company’s trade accounts receivable.

Tender Offer – Senior Subordinated Notes due 2018 – On May 9, 2014, the Company announced a cash tender offer (the “Tender Offer”) for any and all of its outstanding 7.75% Senior Subordinated Notes due 2018 (the “2018 Notes”). On June 4, 2014, the Company purchased approximately $1.209 billion aggregate principal amount of the 2018 Notes for total consideration of $1,076.69 (plus accrued and unpaid interest) for each $1,000 aggregate principal amount, which includes a consent payment of $30.00 per $1,000 principal amount, for the 2018 Notes validly tendered and not validly withdrawn in the Tender Offer as of May 22, 2014. In addition, the Company issued a notice of redemption with respect to any and all of its 2018 Notes that remained outstanding following the expiration of the Tender Offer. On June 27, 2014, the Company, pursuant to the terms of the indenture governing the 2018 Notes, satisfied and discharged the $390.7 million of 2018 Notes that remained outstanding by depositing with the trustee sufficient funds to repurchase all such 2018 Notes at a redemption price of $1,070.17 (plus accrued and unpaid interest) for each $1,000 aggregate principal amount of 2018 Notes.

The Company recorded refinancing costs of $131.5 million during the thirty-nine week period ended June 28, 2014 representing debt issue costs expensed in conjunction with the redemption of the 2018 Notes. The charge consisted of the premium of $121.0 million paid to redeem the 2018 Notes and the write-off of debt issue costs of $10.5 million.

Second Amended and Restated Credit Facility – On June 4, 2014, TransDigm Inc. amended and restated its existing credit agreement dated February 28, 2013, by entering into a Second Amended and Restated Credit Agreement (the “2014 Credit Facility”). The 2014 Credit Facility permits, among other things, (i) the payment of a special dividend of up to $1.7 billion to the holders of TD Group’s common stock, par value $.01 per share, (ii) the issuance of the 2022 Notes and the 2024 Notes (each as defined below), (iii) the incurrence of certain new tranche D term loans (the “Tranche D Term Loans”) in an aggregate principal amount equal to $825 million, which Tranche D Term Loans were fully drawn on June 4, 2014 and mature on June 4, 2021, (iv) the increase of the total revolving commitments thereunder to $420 million, which includes a sublimit of up to $100 million of multicurrency revolving commitments, and (v) certain changes to certain affirmative and negative covenants and the financial covenant thereunder. The terms and conditions that apply to the Tranche D Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the other term loans under the 2014 Credit Facility. In addition, the Revolving A Credit Commitments previously available under the credit facility were terminated.

The term loan facilities under the 2014 Credit Facility (the “Term Loan Facility”) now consist of three tranches of term loans—Tranche B Term Loans, Tranche C Term Loans and Tranche D Term Loans. The Revolving Credit Facility now consists of one tranche—Revolving B Commitments, which include up to $100 million of multicurrency revolving commitments. The Tranche B Term Loans consist of $500 million in the aggregate maturing on February 14, 2017, the Tranche C Term Loans consist of $2,600 million in the aggregate maturing on February 28, 2020 and the Tranche D Term Loans consist of $825 million in the aggregate maturing on June 4, 2021. The Term Loan Facility requires quarterly principal payments of $7.8 million, which began on March 28, 2013, and an additional quarterly principal payment of $2.1 million beginning September 30, 2014. The Revolving B Commitments consist of $420 million in the aggregate and mature on February 28, 2018. At June 28, 2014, the Company had $6.9 million letters of credit outstanding and $413.1 million of borrowings available under the 2014 Credit Facility.

Under the terms of the 2014 Credit Facility, TransDigm is entitled on one or more occasions, subject to the satisfaction of certain conditions, to request additional commitments under the Revolving Credit Facility or additional term loans in the aggregate principal amount of up to $1.0 billion to the extent that existing or new lenders agree to provide such additional term loans.

All of the indebtedness outstanding under the 2014 Credit Facility is guaranteed by TD Group and all of TransDigm’s current and future domestic restricted subsidiaries (other than immaterial subsidiaries). In addition, the obligations of TransDigm and the guarantors under the 2014 Credit Facility are secured ratably in accordance with each lender’s respective revolving and term loan commitments by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests and certain other assets) of TransDigm and its existing and future domestic restricted subsidiaries (other than immaterial subsidiaries), and a first priority pledge of the capital stock of TransDigm and its subsidiaries (other than foreign subsidiaries and certain domestic subsidiaries, of which 65% of the voting capital stock is pledged).

The interest rates per annum applicable to the loans under the 2014 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At June 28, 2014 the applicable interest rate was 3.50% on the Tranche B Term Loan and 3.75% on the Tranche C and Tranche D Term Loans.

The Term Loan Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the 2014 Credit Facility), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ending September 30, 2014, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Term Loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. In addition, if, prior to December 4, 2014 with respect to Tranche B and Tranche C Term Loans and June 4, 2015 with respect to Tranche D Term Loans, the principal amount of the term loans are (i) prepaid substantially concurrently with the incurrence by TD Group, TransDigm or any its subsidiaries of new bank loans that have an effective yield lower than the yield in effect on the term loans so prepaid or (ii) received by a lender due to a mandatory assignment following the failure of such lender to consent to an amendment of the 2014 Credit Facility that has the effect of reducing the effective interest rate with respect to the term loans, such prepayment or receipt shall be accompanied by a premium of 1.0%.

The 2014 Credit Facility contains certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates.

Issuance of New Senior Subordinated Notes – On June 4, 2014, TransDigm Inc. issued $2.350 billion in aggregate principal amount of senior subordinated notes, consisting of $1.150 billion aggregate principal amount of 6.00% Senior Subordinated Notes due 2022 (the “2022 Notes”) and $1.200 billion aggregate principal amount of 6.50% Senior Subordinated Notes due 2024 (the “2024 Notes,” and, together with the 2022 Notes, the “New Notes”) at an issue price of 100% of the principal amount for each series of the New Notes.

The 2022 Notes bear interest at the rate of 6.0% per annum, which accrues from June 4, 2014 and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The 2022 Notes mature on July 15, 2022, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2022 Notes (the “2022 Indenture”).

The 2024 Notes bear interest at the rate of 6.5% per annum, which accrues from June 4, 2014 and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The 2024 Notes mature on July 15, 2024, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2024 Notes (the “2024 Indenture”).

The New Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the New Notes. The New Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its wholly-owned domestic subsidiaries named in the 2022 and 2024 Indentures. The guarantees of the New Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the New Notes. The New Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.

Each of the 2022 and 2024 Indentures contain certain covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers, and consolidations, liens and encumbrances, and prepayments of certain other indebtedness. The 2022 and 2024 Indentures contain events of default customary for agreements of their type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency, all outstanding New Notes of each series will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding New Notes of a particular series may declare all such notes to be due and payable immediately.

The proceeds of Tranche D Term Loans, the Securitization Facility and the issuance of the New Notes were used to purchase the 2018 Notes and to pay a special cash dividend and cash dividend equivalent payments under the Company’s dividend equivalent plans related to its outstanding stock options.

Special Cash Dividend – On June 4, 2014 the Company’s board of directors authorized and declared a special cash dividend of $25.00 on each outstanding share of common stock and cash dividend equivalent payments under its stock option plans. The special cash dividend amounting to approximately $1,324.8 million was paid on June 26, 2014 and dividend equivalent payments amounting to approximately $106.1 million were paid on June 27, 2014. In addition, during the thirteen week period ended June 28, 2014 the Company made $4.8 million of dividend equivalent payments related to previous year’s cash dividend payments for unvested options granted prior to October 1, 2012 that become fully vested under the market sweep provisions thereof.

9.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended June 28, 2014 and June 29, 2013, the effective income tax rate was 22.5% and 32.9%, respectively. The lower effective tax rate for the thirteen week period ended June 28, 2014 was primarily due to a discrete item related to adjustments resulting from the filing of the Company’s September 30, 2013 federal income tax return. During the thirty-nine week periods ended June 28, 2014 and June 29, 2013, the effective income tax rate was 32.8% and 32.5%, respectively. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, China, France, Germany, Hungary, Malaysia, Mexico, Singapore, Sri Lanka and the United Kingdom. The Company is subject to U.S. federal examinations for its 2011 and 2012 tax years. AmSafe is subject to U.S. federal examinations for the 2008, 2009, 2010 and 2011 years. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.

At June 28, 2014 and September 30, 2013, TD Group had $6.1 million and $6.1 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $5.7 million and $5.7 million on the effective tax rate at June 28, 2014 and September 30, 2013, respectively. The Company does not believe that the tax positions that comprise the unrecognized tax benefit amount will change significantly over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		June 28, 2014		September 30, 2013
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$729,134	$729,134	$564,740	$564,740
Liabilities:
Interest rate swap agreements (1)	2	5,200	5,200	6,950	6,950
Interest rate swap agreements (2)	2	22,740	22,740	7,550	7,550
Short-term borrowings - trade receivable securitization facility	1	200,000	200,000	—	—
Long-term debt:
Term loans	2	3,890,716	3,874,000	3,081,238	3,065,000
7 3/4% Senior Subordinated Notes due 2018	1	—	—	1,600,000	1,708,000
5 1/2% Senior Subordinated Notes due 2020	1	550,000	558,000	550,000	540,000
7 1/2% Senior Subordinated Notes due 2021	1	500,000	554,000	500,000	536,000
6 % Senior Subordinated Notes due 2022	1	1,150,000	1,179,000	—	—
6 1/2% Senior Subordinated Notes due 2024	1	1,200,000	1,242,000	—	—

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.
(2)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s 2018 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes were based upon quoted market prices.

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

Interest rate swap agreements are used to manage interest rate risk associated with floating-rate borrowings under the Company’s 2014 Credit Facility. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings.

On July 16, 2013, the Company entered into three forward-starting interest rate swap agreements beginning September 30, 2014 to hedge the variable interest rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2014 Credit Facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At June 28, 2014, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

In conjunction with the refinancing of the 2011 Credit Facility, the Company no longer designated the interest rate swap agreements relating to the $353 million aggregate notional amount as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s equity will be amortized into earnings over the remaining period of the swap agreements. The net after-tax loss included in accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the swap agreement was $2.6 million at June 28, 2014.

12.	SEGMENTS

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

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales to external customers
Power & Control	$275,702	$218,024	$785,261	$615,898
Airframe	310,796	244,095	873,783	695,325
Non-aviation	24,084	26,517	71,621	73,440

	$610,582	$488,636	$1,730,665	$1,384,663

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
EBITDA As Defined
Power & Control	$139,583	$115,410	$401,207	$327,725
Airframe	136,994	116,230	382,381	325,671
Non-aviation	4,624	6,308	14,831	16,504

Total segment EBITDA As Defined	281,201	237,948	798,419	669,900
Unallocated corporate expenses	5,617	6,063	16,310	17,847

Total Company EBITDA As Defined	275,584	231,885	782,109	652,053

Depreciation and amortization	24,821	16,062	74,541	49,835
Interest expense - net	87,613	62,469	250,755	189,439
Acquisition-related costs	2,355	7,381	17,493	12,556
Stock compensation expense	6,516	31,718	18,849	45,980
Other nonrecurring charges	1,912	—	2,126	—
Refinancing costs	131,490	—	131,490	30,281

Income before income taxes	$20,877	$114,255	$286,855	$323,962

The following table presents total assets by segment (in thousands):

	June 28, 2014	September 30, 2013
Total assets
Power & Control	$2,444,276	$2,398,469
Airframe	3,286,238	2,958,974
Non-aviation	131,512	132,672
Corporate	848,965	658,764

	$6,710,991	$6,148,879

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

13.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 2018 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of June 28, 2014 and September 30, 2013 and its statements of income and comprehensive income and cash flows for the thirty-nine week periods ended June 28, 2014 and June 29, 2013 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 28, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,110	$689,790	$549	$36,685	$—	$729,134
Trade accounts receivable - Net	—	(280)	2,622	352,019	(1,043)	353,318
Inventories - Net	—	31,130	381,775	49,424	(700)	461,629
Deferred income taxes	—	25,495	—	—	—	25,495
Prepaid expenses and other	—	39,593	10,785	4,817	—	55,195

Total current assets	2,110	785,728	395,731	442,945	(1,743)	1,624,771

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,593,617)	5,369,287	3,531,638	(44,570)	(7,262,738)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	16,017	165,927	27,409	—	209,353
GOODWILL	—	69,629	3,290,976	171,554	—	3,532,159
TRADEMARKS AND TRADE NAMES	—	19,377	449,705	48,524	—	517,606
OTHER INTANGIBLE ASSETS - Net	—	21,050	653,005	45,431	(1,460)	718,026
DEBT ISSUE COSTS - Net	—	92,304	—	202	—	92,506
OTHER	—	(10,136)	11,615	15,092	(1)	16,570

TOTAL ASSETS	$(1,591,507)	$6,363,256	$8,498,597	$706,587	$(7,265,942)	$6,710,991

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$39,295	$—	$—	$—	$39,295
Short-term borrowings - trade receivable securitization facility	—	—	—	200,000	—	200,000
Accounts payable	—	12,550	67,314	15,995	(1,076)	94,783
Accrued liabilities	—	92,242	89,064	36,337	—	217,643

Total current liabilities	—	144,087	156,378	252,332	(1,076)	551,721

LONG-TERM DEBT	—	7,251,421	—	—	—	7,251,421
DEFERRED INCOME TAXES	—	405,830	—	(305)	—	405,525
OTHER NON-CURRENT LIABILITIES	—	37,534	43,006	13,291	—	93,831

Total liabilities	—	7,838,872	199,384	265,318	(1,076)	8,302,498

STOCKHOLDERS’ (DEFICIT) EQUITY	(1,591,507)	(1,475,616)	8,299,213	441,269	(7,264,866)	(1,591,507)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,591,507)	$6,363,256	$8,498,597	$706,587	$(7,265,942)	$6,710,991

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$88,655	$1,503,341	$146,508	$(7,839)	$1,730,665

COST OF SALES	—	53,714	660,960	104,807	(8,062)	811,419

GROSS PROFIT	—	34,941	842,381	41,701	223	919,246

SELLING AND ADMINISTRATIVE EXPENSES	—	46,302	129,695	23,764	—	199,761
AMORTIZATION OF INTANGIBLE ASSETS	—	1,041	45,043	4,301	—	50,385

INCOME (LOSS) FROM OPERATIONS	—	(12,402)	667,643	13,636	223	669,100
INTEREST EXPENSE - Net	—	249,957	(46)	844	—	250,755
REFINANCING COSTS	—	131,490	—	—	—	131,490
EQUITY IN INCOME OF SUBSIDIARIES	(192,655)	(444,083)	—	—	636,738	—

INCOME BEFORE INCOME TAXES	192,655	50,234	667,689	12,792	(636,515)	286,855

INCOME TAX PROVISION (BENEFIT)	—	(142,421)	229,333	7,288	—	94,200

NET INCOME	$192,655	$192,655	$438,356	$5,504	$(636,515)	$192,655

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(329)	(7,401)	2,173	4,899	329	(329)

TOTAL COMPREHENSIVE INCOME	$192,326	$185,254	$440,529	$10,403	$(636,186)	$192,326

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2013

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$82,303	$1,221,613	$85,700	$(4,953)	$1,384,663

COST OF SALES	—	50,405	512,993	58,917	(4,495)	617,820

GROSS PROFIT	—	31,898	708,620	26,783	(458)	766,843

SELLING AND ADMINISTRATIVE EXPENSES	—	73,645	106,581	13,171	—	193,397

AMORTIZATION OF INTANGIBLE ASSETS	—	468	27,986	1,310	—	29,764

INCOME (LOSS) FROM OPERATIONS	—	(42,215)	574,053	12,302	(458)	543,682

INTEREST EXPENSE - Net	—	186,542	1,988	909	—	189,439
REFINANCING COSTS	—	30,281	—	—	—	30,281
EQUITY IN INCOME OF SUBSIDIARIES	(218,762)	(372,374)	—	—	591,136	—

INCOME BEFORE INCOME TAXES	218,762	113,336	572,065	11,393	(591,594)	323,962

INCOME TAX PROVISION (BENEFIT)	—	(105,426)	205,974	4,652	—	105,200

NET INCOME	$218,762	$218,762	$366,091	$6,741	$(591,594)	$218,762

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5,171)	334	(1,643)	(3,862)	5,171	(5,171)

TOTAL COMPREHENSIVE INCOME	$213,591	$219,096	$364,448	$2,879	$(586,423)	$213,591

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(75,896)	$721,101	$(288,579)	$(7,097)	$349,529

INVESTING ACTIVITIES:
Capital expenditures	—	(2,142)	(20,667)	(2,641)	—	(25,450)
Cash proceeds from sale of real estate	—	—	16,380	—	—	16,380
Acquisition of business, net of cash acquired	—	(311,872)	—	—	—	(311,872)

Net cash used in investing activities	—	(314,014)	(4,287)	(2,641)	—	(320,942)

FINANCING ACTIVITIES:
Intercompany activities	1,463,362	(856,069)	(724,165)	109,775	7,097	—
Excess tax benefits related to share-based payment arrangements	40,481	—	—	—	—	40,481
Proceeds from exercise of stock options	14,649	—	—	—	—	14,649
Dividends paid	(1,445,293)	—	—	—	—	(1,445,293)
Treasury stock purchased	(72,402)	—	—	—	—	(72,402)
Proceeds from 2014 credit facility - net	—	806,378	—	—	—	806,378
Repayment on 2013 credit facility	—	(15,522)	—	—	—	(15,522)
Proceeds from senior subordinated notes due 2022 and 2024 - net	—	2,329,125	—	—	—	2,329,125
Repurchase of senior subordinated notes due 2018	—	(1,720,997)	—	—	—	(1,720,997)
Proceeds from trade receivables securitization facility - net	—	—	—	199,390	—	199,390
Other	—	(78)	—	—	—	(78)

Net cash provided by (used in) financing activities	797	542,837	(724,165)	309,165	7,097	135,731

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	76	—	76

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	797	152,927	(7,351)	18,021	—	164,394

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,313	536,863	7,900	18,664	—	564,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,110	$689,790	$549	$36,685	$—	$729,134

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2013

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(114,719)	$371,939	$4,437	$5,378	$267,035

INVESTING ACTIVITIES:
Capital expenditures	—	(1,520)	(20,304)	(1,809)	—	(23,633)
Acquisition of businesses, net of cash acquired	—	(481,708)	—	—	—	(481,708)
Cash proceeds from sale of investment	—	10,500	—	—	—	10,500

Net cash provided by (used in) investing activities	—	(472,728)	(20,304)	(1,809)	—	(494,841)

FINANCING ACTIVITIES:
Intercompany activities	629,280	(282,854)	(345,833)	4,785	(5,378)	—
Excess tax benefits related to share-based payment arrangements	43,785	—	—	—	—	43,785
Proceeds from exercise of stock options	14,846	—	—	—	—	14,846
Dividends paid	(702,406)	—	—	—	—	(702,406)
Proceeds from 2013 credit facility-net	—	2,190,996	—	—	—	2,190,996
Repayment on 2013 credit facility	—	(11,000)	—	—	—	(11,000)
Proceeds from 2011 credit facility-net	—	147,360	—	—	—	147,360
Repayment on 2011 credit facility	—	(2,169,125)	—	—	—	(2,169,125)
Proceeds from senior subordinated notes due 2020-net	—	541,944	—	—	—	541,944

Net cash provided by (used in) financing activities	(14,495)	417,321	(345,833)	4,785	(5,378)	56,400

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	54	—	54

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,495)	(170,126)	5,802	7,467	—	(171,352)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,100	406,891	4,494	9,039	—	440,524

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,605	$236,765	$10,296	$16,506	$—	$269,172

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

For the third quarter of fiscal 2014, we generated net sales of $610.6 million and net income of $16.2 million. EBITDA As Defined was $275.6 million, or 45.1% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Certain Acquisitions

Elektro-Metall Export GmbH Acquisition

On March 6, 2014, TransDigm Germany GmbH, a newly formed subsidiary of TransDigm Inc., acquired Elektro-Metall Export GmbH (“EME”) for approximately $49.5 million, which comprises $40.3 million in cash plus the assumption of approximately $9.2 million of net indebtedness. EME manufactures proprietary, highly engineered aerospace electromechanical actuators, electrical and electromechanical components and assemblies for commercial aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. EME is included in TransDigm’s Power & Control segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of EME, and therefore the consolidated financial statements at June 28, 2014 reflect a preliminary purchase price allocation for the business.

Airborne Global Inc. Acquisition

On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”), for approximately $263.8 million in cash, which comprises the $250 million contract price plus estimated cash and working capital at closing and which is subject to adjustments based on the actual level of cash and working capital as of the closing date of the acquisition. Airborne is the industry leading designer and manufacturer of personnel parachutes, cargo aerial delivery systems, emergency escape systems, naval decoys and other related products. These products fit well with TransDigm’s overall business direction. Airborne is included in TransDigm’s Airframe segment. The Company is in the process of obtaining information to value certain tangible and intangible assets of Airborne, and therefore the consolidated financial statements at June 28, 2014 reflect a preliminary purchase price allocation for the business.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)		(in thousands)
Net income	$16,177	$76,655	$192,655	$218,762
Adjustments:
Depreciation and amortization expense	24,821	16,062	74,541	49,835
Interest expense, net	87,613	62,469	250,755	189,439
Income tax provision	4,700	37,600	94,200	105,200

EBITDA	133,311	192,786	612,151	563,236
Adjustments:
Inventory purchase accounting adjustments(1)	1,235	1,067	9,626	1,957
Acquisition integration costs(2)	832	874	5,356	3,820
Acquisition transaction-related expenses(3)	288	5,440	3,315	6,779
Non-cash stock compensation expense(4)	6,516	31,718	18,849	45,980
Net gain on sale of real estate	—	—	(804)	—
Other nonrecurring charges	1,912	—	2,126	—
Refinancing costs(5)(6)	131,490	—	131,490	30,281

EBITDA As Defined	$275,584	$231,885	$782,109	$652,053

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.
(5)	Represents debt issue costs expensed including the premium paid to redeem our 2018 Notes in June 2014.
(6)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirty-Nine Week Period Ended
	June 28, 2014	June 29, 2013
	(in thousands)
Net Cash Provided by Operating Activities	$349,529	$267,035
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	34,092	49,671
Net gain on sale of real estate	804	—
Interest expense, net (1)	240,857	180,582
Income tax provision - current	96,727	98,424
Non-cash stock compensation expense (2)	(18,849)	(45,980)
Excess tax benefit from exercise of stock options	40,481	43,785
Refinancing costs (6)(7)	(131,490)	(30,281)

EBITDA	612,151	563,236
Adjustments:
Inventory purchase accounting adjustments(3)	9,626	1,957
Acquisition integration costs (4)	5,356	3,820
Acquisition transaction-related expenses (5)	3,315	6,779
Non-cash stock compensation expense (2)	18,849	45,980
Net gain on sale of real estate	(804)	—
Other nonrecurring charges	2,126	—
Refinancing costs (6)(7)	131,490	30,281

EBITDA As Defined	$782,109	$652,053

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option plans.
(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(6)	Represents debt issue costs expensed including the premium paid to redeem our 2018 Notes in June 2014.
(7)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2013. There have been no significant changes to our critical accounting policies during the thirty-nine week period ended June 28, 2014.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	June 28, 2014	% of Sales	June 29, 2013	% of Sales
Net sales	$610,582	100.0%	$488,636	100.0%
Cost of sales	283,054	46.4	219,650	45.0
Selling and administrative expenses	71,146	11.6	82,773	16.9
Amortization of intangible assets	16,402	2.7	9,489	1.9

Income from operations	239,980	39.3	176,724	36.2
Interest expense, net	87,613	14.4	62,469	12.8
Refinancing costs	131,490	21.5	—	—
Income tax provision	4,700	0.8	37,600	7.7

Net income	$16,177	2.6%	$76,655	15.7%

	Thirty-Nine Week Periods Ended
	June 28, 2014	% of Sales	June 29, 2013	% of Sales
Net sales	$1,730,665	100.0%	$1,384,663	100.0%
Cost of sales	811,419	46.9	617,820	44.6
Selling and administrative expenses	199,761	11.5	193,397	14.0
Amortization of intangible assets	50,385	2.9	29,764	2.1

Income from operations	669,100	38.7	543,682	39.3
Interest expense, net	250,755	14.5	189,439	13.7
Refinancing costs	131,490	7.6	30,281	2.2
Income tax provision	94,200	5.5	105,200	7.6

Net income	$192,655	11.1%	$218,762	15.8%

Changes in Results of Operations

Thirteen week period ended June 28, 2014 compared with the thirteen week period ended June 29, 2013.

Total Company

•

Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended June 28, 2014 and June 29, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	June 28, 2014	June 29, 2013	Change
Organic sales	$522.5	$488.6	$33.9	6.9%
Acquisition sales	88.1	—	88.1	18.1%

	$610.6	$488.6	$122.0	25.0%

Organic sales for the quarter ended June 29, 2013 included a favorable commercial OEM retroactive contract pricing adjustment for approximately $2 million. Excluding the impact of the retroactive contract pricing adjustment, commercial OEM sales increased $12.1 million, or 8.4%, commercial aftermarket sales increased $28.2 million, or 14.9%, and defense sales decreased $2.3 million, or 1.9%, for the quarter ended June 28, 2014 compared to the quarter ended June 29, 2013.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was mainly attributable to the acquisitions of Airborne and EME in fiscal 2014 and Whippany Actuation, Arkwin and Aerosonic in fiscal 2013.

•

Cost of Sales and Gross Profit. Cost of sales increased by $63.4 million, or 28.9%, to $283.1 million for the quarter ended June 28, 2014 compared to $219.7 million for the quarter ended June 29, 2013. Cost of sales and the related percentage of total sales for the thirteen week periods ended June 28, 2014 and June 29, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 28, 2014	June 29, 2013	Change	% Change
Cost of sales - excluding costs below	$280.0	$212.8	$67.2	31.6%
% of total sales	45.9%	43.6%

Inventory purchase accounting adjustments	1.2	1.1	0.1	9.1%
% of total sales	0.2%	0.2%

Acquisition integration costs	0.9	1.0	(0.1)	-10.0%
% of total sales	0.1%	0.2%

Stock compensation expense	1.0	4.8	(3.8)	-79.2%
% of total sales	0.2%	1.0%

Total cost of sales	$283.1	$219.7	$63.4	28.9%

% of total sales	46.4%	45.0%

Gross profit	$327.5	$269.0	$58.5	21.8%

Gross profit percentage	53.6%	55.0%

The increase in the dollar amount of cost of sales during the thirteen week period ended June 28, 2014 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth offset by lower stock compensation costs, as shown in the table above.

Gross profit as a percentage of sales decreased by 1.4 percentage points to 53.6% for the thirteen week period ended June 28, 2014 from 55.0% for the thirteen week period ended June 29, 2013. The dollar amount of gross profit increased by $58.5 million, or 21.8%, for the quarter ended June 28, 2014 compared to the comparable quarter last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $32 million for the quarter ended June 28, 2014, which represented gross profit of approximately 36% of the acquisition sales. The lower gross profit margin on the acquisition sales reduced gross profit as a percentage of consolidated sales by approximately 3 percentage points.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $27 million for the quarter ended June 28, 2014.

•

Selling and Administrative Expenses. Selling and administrative expenses decreased by $11.7 million to $71.1 million, or 11.7% of sales, for the thirteen week period ended June 28, 2014 from $82.8 million, or 16.9% of sales, for the thirteen week period ended June 29, 2013. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended June 28, 2014 and June 29, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 28, 2014	June 29, 2013	Change	% Change

Selling and administrative expenses - excluding costs below	$65.3	$50.5	$14.8	29.3%
% of total sales	10.7%	10.3%

Stock compensation expense	5.5	27.0	(21.5)	-79.6%
% of total sales	1.0%	5.5%

Acquisition related expenses	0.3	5.3	(5.0)	-94.3%
% of total sales	0.0%	1.1%

Total selling and administrative expenses	$71.1	$82.8	$(11.7)	-14.1%

% of total sales	11.7%	16.9%

The increase in the dollar amount of selling and administrative expenses during the quarter ended June 28, 2014 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $11 million, which was approximately 13% of the acquisition sales, partially offset by lower stock compensation expense of $21.5 million and lower acquisition related expenses of approximately $5 million.

•

Amortization of Intangible Assets. Amortization of intangible assets increased to $16.4 million for the quarter ended June 28, 2014 from $9.5 million for the comparable quarter last year. The net increase of $6.9 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•

Refinancing Costs. Refinancing costs of $131.5 million were recorded during the quarter ended June 28, 2014 representing debt issue costs expensed in conjunction with the redemption of the 2018 Notes. The charge consisted of the premium of $121.0 million paid to redeem the 2018 Notes and the write-off of debt issue costs of $10.5 million.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $25.1 million, or 40.3%, to $87.6 million for the quarter ended June 28, 2014 from $62.5 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $6.26 billion for the quarter ended June 28, 2014 and approximately $4.34 billion for the quarter ended June 29, 2013. The increase in borrowings was primarily due to additional borrowings of $900 million relating to the incremental term loan in July 2013, the issuance in July 2013 of the $500 million 2021 Notes, the issuance in June 2014 of the $2,350 million 2022 and 2024 Notes, and the issuance in June 2014 of $825 million of additional borrowings under the 2014 Credit Facility.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 22.5% for the quarter ended June 28, 2014 compared to 32.9% for the quarter ended June 29, 2013. The lower effective tax rate for the quarter ended June 28, 2014 was primarily due to the utilization of foreign tax credits on the Company’s recently filed September 30, 2013 federal income tax return.

•

Net Income. Net income decreased $60.5 million, or 78.9%, to $16.2 million for the quarter ended June 28, 2014 compared to net income of $76.7 million for the quarter ended June 29, 2013, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted loss per share was $1.66 for the quarter ended June 28, 2014 and basic and diluted earnings per share was $0.71 for the quarter ended June 29, 2013. Net income for the thirteen week period ended June 28, 2014 of $16.2 million was decreased by an allocation of dividends on participating securities of $110.9 million, or $1.94 per share, resulting in net loss available to common shareholders of $94.7 million. The decrease in earnings per share of $2.37 per share to $1.66 loss per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended June 28, 2014 and June 29, 2013 as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 28, 2014	% of Sales	June 29, 2013	% of Sales	Change	% Change
Power & Control	$275.7	45.2%	$218.0	44.6%	$57.7	26.5%
Airframe	310.8	50.9%	244.1	50.0%	66.7	27.3%
Non-aviation	24.1	3.9%	26.5	5.4%	(2.4)	-9.1%

	$610.6	100.0%	$488.6	100.0%	$122.0	25.0%

Acquisition sales for the Power & Control segment totaled $46.5 million, or an increase of 21.3%, resulting from the acquisitions in fiscal 2013 and fiscal 2014. Organic sales increased $11.2 million when compared to the quarter ended June 29, 2013. The organic sales increase was primarily due to an increase in commercial aftermarket sales of $14.6 million, or 17.2%, partially offset by a decrease in defense sales of $4.0 million, or 4.6%, and a decrease in commercial OEM sales of $0.4 million, or 1.0%.

Acquisition sales for the Airframe segment totaled $41.6 million, or an increase of 17.0%, resulting from the acquisitions in fiscal 2013 and fiscal 2014. Sales for the quarter ended June 29, 2013 included a favorable commercial OEM retroactive contract pricing adjustment for approximately $2 million. Excluding the impact of the retroactive contract pricing adjustment, organic sales increased $27.6 million when compared to the quarter ended June 29, 2013. The organic sales increase was primarily due to an increase in commercial aftermarket sales of $13.7 million, or 13.1%, an increase in commercial OEM sales of $12.3 million, or 11.9%, and an increase in defense sales of $1.8 million, or 5.6%.

Organic sales for the Non-aviation segment declined $2.4 million, or 9.1%.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended June 28, 2014 and June 29, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 28, 2014	% of Segment Sales	June 29, 2013	% of Segment Sales	Change	% Change
Power & Control	$139.6	50.6%	$115.4	52.9%	$24.2	21.0%
Airframe	137.0	44.1%	116.2	47.6%	20.8	17.9%
Non-aviation	4.6	19.1%	6.3	23.8%	(1.7)	-27.0%

	$281.2	46.1%	$237.9	48.7%	$43.3	18.2%

EBITDA As Defined for the Power & Control segment from the acquisitions in fiscal 2013 and fiscal 2014 was approximately $14.6 million for the quarter ended June 28, 2014. Organic EBITDA As Defined growth was $9.6 million when compared to the quarter ended June 29, 2013.

EBITDA As Defined for the Airframe segment from the acquisitions in fiscal 2014 and fiscal 2013 was approximately $8.6 million for the quarter ended June 28, 2014. Organic EBITDA As Defined increased approximately $12.2 million.

Organic EBITDA As Defined for the Non-aviation segment decreased approximately $1.7 million.

Thirty-nine week period ended June 28, 2014 compared with the thirty-nine week period ended June 29, 2013.

Total Company

•

Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended June 28, 2014 and June 29, 2013 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Total Sales
	June 28, 2014	June 29, 2013	Change
Organic sales	$1,485.9	$1,384.7	$101.2	7.3%
Acquisition sales	244.8	—	244.8	17.7%

	$1,730.7	$1,384.7	$346.0	25.0%

Organic sales for the thirty-nine week period ended June 29, 2013 included a favorable commercial OEM retroactive contract pricing adjustment for approximately $2 million. Excluding the impact of the retroactive contract pricing adjustment, commercial OEM sales increased $37.4 million, or 9.2%, commercial aftermarket sales increased $54.5 million, or 9.8%, and defense sales increased $16.7 million, or 5.1%, for the thirty-nine week period ended June 28, 2014 compared to the thirty-nine week ended June 29, 2013.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was mainly attributable to the acquisitions of Airborne and EME in fiscal 2014 and Whippany Actuation, Arkwin and Aerosonic in fiscal 2013.

•

Cost of Sales and Gross Profit. Cost of sales increased by $193.6 million, or 31.3%, to $811.4 million for the thirty-nine week period ended June 28, 2014 compared to $617.8 million for the thirty-nine period ended June 29, 2013. Cost of sales and the related percentage of total sales for the thirty-nine week periods ended June 28, 2014 and June 29, 2013 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 28, 2014	June 29, 2013	Change	% Change
Cost of sales - excluding costs below	$794.8	$605.2	$189.6	31.3%
% of total sales	45.9%	43.7%

Inventory purchase accounting adjustments	9.6	2.0	7.6	380.0%
% of total sales	0.6%	0.1%

Acquisition integration costs	4.2	3.8	0.4	10.5%
% of total sales	0.2%	0.3%

Stock compensation expense	2.8	6.9	(4.1)	-59.4%
% of total sales	0.2%	0.5%

Total cost of sales	$811.4	$617.8	$193.6	31.3%

% of total sales	46.9%	44.6%

Gross profit	$919.2	$766.8	$152.4	19.9%

Gross profit percentage	53.1%	55.4%

The increase in the dollar amount of cost of sales during the thirty-nine week period ended June 28, 2014 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth as well as higher acquisition-related costs offset by lower stock compensation costs as shown in the table above.

Gross profit as a percentage of sales decreased by 2.3 percentage points to 53.1% for the thirty-nine week period ended June 28, 2014 from 55.4% for the thirty-nine week period ended June 29, 2013. The dollar amount of gross profit increased by $152.4 million, or 19.9%, for the thirty-nine week period ended June 28, 2014 compared to the comparable thirty-nine week period last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $91 million for the thirty-nine week period ended June 28, 2014, which represented gross profit of approximately 37% of the acquisition sales. The lower gross profit margin on the acquisition sales reduced gross profit as a percentage of consolidated sales by approximately 3 percentage points.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $69 million for the thirty-nine week period ended June 28, 2014.

•

The gross profit increase described above was partially offset by higher inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $8 million for the thirty-nine week period ended June 28, 2014.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $6.4 million to $199.8 million, or 11.5% of sales, for the thirty-nine week period ended June 28, 2014 from $193.4 million, or 14.0% of sales, for the thirty-nine week period ended June 29, 2013. Selling and administrative expenses and the related percentage of total sales for the thirty-nine week periods ended June 28, 2014 and June 29, 2013 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 28, 2014	June 29, 2013	Change	% Change

Selling and administrative expenses - excluding costs below	$180.1	$147.5	$32.6	22.1%
% of total sales	10.4%	10.7%

Stock compensation expense	16.0	39.1	(23.1)	-59.1%
% of total sales	0.9%	2.8%

Acquisition related expenses	3.7	6.8	(3.1)	-45.6%
% of total sales	0.2%	0.5%

Total selling and administrative expenses	$199.8	$193.4	$6.4	3.3%

% of total sales	11.5%	14.0%

The increase in the dollar amount of selling and administrative expenses during the thirty-nine week period ended June 28, 2014 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $27 million, which was approximately 11% of the acquisition sales, partially offset by lower stock compensation expense of $23.1 million and lower acquisition related expenses of approximately $3 million.

•

Amortization of Intangible Assets. Amortization of intangible assets increased to $50.4 million for the thirty-nine week period ended June 28, 2014 from $29.8 million for the comparable thirty-nine week period last year. The net increase of $20.6 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

•

Refinancing Costs. Refinancing costs of $131.5 million were recorded during the thirty-nine week period ended June 28, 2014 representing debt issue costs expensed in conjunction with the redemption of the 2018 Notes. The charge consisted of the premium of $121.0 million paid to redeem the 2018 Notes and the write-off of debt issue costs of $10.5 million.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $61.3 million, or 32.4%, to $250.8 million for the thirty-nine week period ended June 28, 2014 from $189.4 million for the comparable thirty-nine week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $5.95 billion for the thirty-nine week period ended June 28, 2014 and approximately $4.29 billion for the thirty-nine week period ended June 29, 2013. The increase in borrowings was primarily due to additional borrowings of $900 million relating to the incremental term loan in July 2013, the issuance in July 2013 of the $500 million 2021 Notes, the issuance in June 2014 of the $2,350 million 2022 and 2024 Notes, and the issuance in June 2014 of $825 million of additional borrowings under the 2014 Credit Facility. The weighted average interest rate for cash interest payments on total outstanding borrowings was 4.9% at June 28, 2014 and 5.5% at June 29, 2013.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 32.8% for the thirty-nine week period ended June 28, 2014 compared to 32.5% for the thirty-nine week period ended June 29, 2013. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction.

•

Net Income. Net income decreased $26.1 million, or 11.9%, to $192.7 million for the thirty-nine week period ended June 28, 2014 compared to net income of $218.8 million for the thirty-nine week period ended June 29, 2013, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.26 for the thirty-nine week period ended June 28, 2014 and $2.62 per share for the thirty-nine week period ended June 29, 2013. Net income for the thirty-nine week period ended June 28, 2014 of $192.7 million was decreased by an allocation of dividends on participating securities of $120.5 million, or $2.11 per share, resulting in net income available to common shareholders of $72.1 million. Net income for the thirty-nine week period ended June 29, 2013 of $218.8 million was decreased by an allocation of dividends on participating securities of $76.1 million, or $1.40 per share, resulting in net income available to common shareholders of $142.7 million. The decrease in earnings per share of $1.36 per share to $1.26 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirty-nine week periods ended June 28, 2014 and June 29, 2013 as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 28, 2014	% of Sales	June 29, 2013	% of Sales	Change	% Change
Power & Control	$785.3	45.4%	$615.9	44.5%	$169.4	27.5%
Airframe	873.8	50.5%	695.3	50.2%	178.5	25.7%
Non-aviation	71.6	4.1%	73.5	5.3%	(1.9)	-2.6%

	$1,730.7	100.0%	$1,384.7	100.0%	$346.0	25.0%

Acquisition sales for the Power & Control segment totaled $144.0 million, or an increase of 23.4%, resulting from the acquisitions in fiscal 2013 and fiscal 2014. Organic sales increased $25.4 million when compared to the thirty-nine week period ended June 29, 2013. The organic sales increase was primarily due to an increase in commercial aftermarket sales of $24.2 million, or 9.6%, and an increase in defense sales of $1.9 million, or 0.8%, partially offset by a decrease in commercial OEM sales of $2.4 million, or 2.2%.

Acquisition sales for the Airframe segment totaled $98.0 million, or an increase of 14.1%, resulting from the acquisitions in fiscal 2014 and fiscal 2013. Sales for the quarter ended June 29, 2013 included a favorable commercial OEM retroactive contract pricing adjustment for approximately $2 million. Excluding the impact of the retroactive contract pricing adjustment, organic sales increased $83.0 million when compared to the thirty-nine week period ended June 29, 2013. The organic sales increase was primarily due to an increase in commercial OEM sales of $37.5 million, or 12.9%, an increase in commercial aftermarket sales of $30.5 million, or 10.1%, and an increase in defense sales of $15.7 million, or 16.9%. The increase in defense sales was primarily due to $11.4 million of shipments of the new Tarian product to the U.K. Ministry of Defense.

Acquisition sales for the Non-aviation segment totaled $2.8 million, or an increase of 3.8%. Organic sales declined $4.7 million, or 6.3%.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirty-nine week periods ended June 28, 2014 and June 29, 2013 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 28, 2014	% of Segment Sales	June 29, 2013	% of Segment Sales	Change	% Change
Power & Control	$401.2	51.1%	$327.7	53.2%	$73.5	22.4%
Airframe	382.4	43.8%	325.7	46.8%	56.7	17.4%
Non-aviation	14.8	20.7%	16.5	22.4%	(1.7)	-10.3%

	$798.4	46.1%	$669.9	48.4%	$128.5	19.2%

EBITDA As Defined for the Power & Control segment from the acquisitions in fiscal 2013 and fiscal 2014 was approximately $48.0 million for the thirty-nine week period ended June 28, 2014. Organic EBITDA As Defined growth was $25.5 million when compared to the thirty-nine week period ended June 29, 2013.

EBITDA As Defined for the Airframe segment from the acquisition in fiscal 2013 was approximately $20.7 million for the thirty-nine week period ended June 28, 2014. Organic EBITDA As Defined increased approximately $36.0 million.

EBITDA As Defined for the Non-aviation segment from acquisitions was approximately $0.4 million for the thirty-nine week period ended June 28, 2014. Organic EBITDA As Defined decreased approximately $2.1 million.

Backlog

As of June 28, 2014, the Company estimated its sales order backlog at $1,289 million compared to an estimated sales order backlog of $1,107 million as of June 29, 2013. The increase in backlog is primarily due to acquisitions, totaling approximately $138 million. The majority of the purchase orders outstanding as of June 28, 2014 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 28, 2014 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $349.5 million of net cash from operating activities during the thirty-nine week period ended June 28, 2014 compared to $267.0 million during the thirty-nine week period ended June 29, 2013. The net increase of $82.5 million was due primarily to an increase in income from operations offset by higher payments for interest and income taxes during the period.

Investing Activities. Net cash used in investing activities was $320.9 million during the thirty-nine week period ended June 28, 2014 consisting primarily of the acquisitions of Airborne and EME and capital expenditures of $25.5 million partially offset by net proceeds from the sale of real estate of $16.4 million. Net cash used in investing activities was $494.8 million during the thirty-nine week period ended June 29, 2013 consisting primarily of acquisitions of Whippany Actuation, Arkwin and Aerosonic and capital expenditures of $23.6 million partially offset by the cash proceeds of $10.5 million from the sale of an equity investment.

Financing Activities. Net cash provided by financing activities during the thirty-nine week period ended June 28, 2014 was $135.7 million, which primarily comprised $2,329.1 million of net proceeds from our Notes due 2022 and 2024, $806.4 million of additional net proceeds under our 2014 Credit Facility, $199.4 million of net proceeds from the trade receivable securitization facility, $55.1 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options partially offset by $1,445.3 million of dividends and dividend equivalent payments, $1,721.0 million of repurchase of our 2018 Notes, $72.4 million of treasury stock purchases, and $15.5 million of repayments on the 2014 Credit Facility.

Net cash provided by financing activities during the thirty-nine week period ended June 29, 2013 was $56.4 million, which comprised $2,191.0 million of net proceeds from our 2013 Credit Facility, $147.4 million of additional net proceeds from the Amendment under our 2011 Credit Facility, $541.9 million of net proceeds from our 5 1/2% Senior Subordinated Notes due 2020 and $58.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $11.0 million repayment on the 2013 Credit Facility, the repayment of our 2011 Credit Facility of $2,169.1 million and $702.4 million of dividend and dividend equivalent payments.

Description of Senior Secured Credit Facilities and Indentures

Senior Secured Credit Facilities

On June 4, 2014, TransDigm Inc. amended and restated its existing credit agreement dated February 28, 2013, by entering into a Second Amended and Restated Credit Agreement (the “2014 Credit Facility”). The 2014 Credit Facility permits, among other things, (i) the payment of a special dividend of up to $1.7 billion to the holders of TD Group’s common stock, par value $.01 per share, (ii) the issuance of the 2022 Notes and the 2024 Notes (each as defined below), (iii) the incurrence of certain new tranche D term loans (the “Tranche D Term Loans”) in an aggregate principal amount equal to $825 million, which Tranche D Term Loans were fully drawn on June 4, 2014 and mature on June 4, 2021, (iv) the increase of the total revolving commitments thereunder to $420 million, which includes a sublimit of up to $100 million of multicurrency revolving commitments, and (v) certain changes to certain affirmative and negative covenants and the financial covenant thereunder. The terms and conditions that apply to the Tranche D Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the other term loans under the 2014 Credit Facility. In addition, the Revolving A Credit Commitments previously available under the credit facility were terminated.

The term loan facilities under the 2014 Credit Facility (the “Term Loan Facility”) now consist of three tranches of term loans—Tranche B Term Loans, Tranche C Term Loans and Tranche D Term Loans. The Revolving Credit Facility now consists of one tranche—Revolving B Commitments, which include up to $100 million of multicurrency revolving commitments. The Tranche B Term Loans consist of $500 million in the aggregate maturing on February 14, 2017, the Tranche C Term Loans consist of $2,600 million in the aggregate maturing on February 28, 2020 and the Tranche D Term Loans consist of $825 million in the aggregate maturing on June 4, 2021. The Term Loan Facility requires quarterly principal payments of $7.8 million, which began on March 28, 2013, and an additional quarterly principal payment of $2.1 million beginning September 30, 2014. The Revolving B Commitments consist of $420 million in the aggregate and mature on February 28, 2018. At June 28, 2014, the Company had $6.9 million letters of credit outstanding and $413.1 million of borrowings available under the 2014 Credit Facility.

Under the terms of the 2014 Credit Facility, TransDigm is entitled on one or more occasions, subject to the satisfaction of certain conditions, to request additional commitments under the Revolving Credit Facility or additional term loans in the aggregate principal amount of up to $1.0 billion to the extent that existing or new lenders agree to provide such additional term loans.

All of the indebtedness outstanding under the 2014 Credit Facility is guaranteed by TD Group and all of TransDigm’s current and future domestic restricted subsidiaries (other than immaterial subsidiaries). In addition, the obligations of TransDigm and the guarantors under the 2014 Credit Facility are secured ratably in accordance with each lender’s respective revolving and term loan commitments by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests and certain other assets) of TransDigm and its existing and future domestic restricted subsidiaries (other than immaterial subsidiaries), and a first priority pledge of the capital stock of TransDigm and its subsidiaries (other than foreign subsidiaries and certain domestic subsidiaries, of which 65% of the voting capital stock is pledged).

The interest rates per annum applicable to the loans under the 2014 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At June 28, 2014 the applicable interest rate was 3.50% on the Tranche B Term Loan and 3.75% on the Tranche C and Tranche D Term Loans.

The Term Loan Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the 2014 Credit Facility), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ending September 30, 2014, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Term Loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. In addition, if, prior to December 4, 2014 with respect to Tranche B and Tranche C Term Loans and June 4, 2015 with respect to Tranche D Term Loans, the principal amount of the term loans are (i) prepaid substantially concurrently with the incurrence by TD Group, TransDigm or any its subsidiaries of new bank loans that have an effective yield lower than the yield in effect on the term loans so prepaid or (ii) received by a lender due to a mandatory assignment following the failure of such lender to consent to an amendment of the 2014 Credit Facility that has the effect of reducing the effective interest rate with respect to the term loans, such prepayment or receipt shall be accompanied by a premium of 1.0%.

The 2014 Credit Facility contains certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates.

Indentures

In December 2010, TransDigm Inc. issued $1.6 billion in aggregate principal amount of its 7 3/4% Senior Subordinated Notes due 2018 (the “2018 Notes”) at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in December 2018. Interest under the 2018 Notes is payable semi-annually. On May 9, 2014, the Company announced a cash tender offer (the “Tender Offer”) for any and all of its outstanding 7.75% Senior Subordinated Notes due 2018 (the “2018 Notes”). On June 4, 2014, the Company purchased approximately $1.209 billion aggregate principal amount of the 2018 Notes for total consideration of $1,076.69 (plus accrued and unpaid interest) for each $1,000 aggregate principal amount, which includes a consent payment of $30.00 per $1,000 principal amount, for the 2018 Notes validly tendered and not validly withdrawn in the Tender Offer as of May 22, 2014. In addition, the Company issued a notice of redemption with respect to any and all of its 2018 Notes that remained outstanding following the expiration of the Tender Offer. On June 27, 2014, the Company, pursuant to the terms of the indenture governing the 2018 Notes, satisfied and discharged the $390.7 million of 2018 Notes that remained outstanding by depositing with the trustee sufficient funds to repurchase all such 2018 Notes at a redemption price of $1,070.17 (plus accrued and unpaid interest) for each $1,000 aggregate principal amount of 2018 Notes.

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

In June 2014, the Company issued $1.15 billion in aggregate principal amount of its 6% Senior Subordinated Notes due 2022 (“2022 Notes”) at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in July 2022. Interest under the 2022 Notes is payable semi-annually.

In June 2014, the Company issued $1.2 billion in aggregate principal amount of its 6 1/2% Senior Subordinated Notes due 2024 (“2024 Notes” and together with the 2018 Notes, 2020 Notes, 2021 Notes, and the 2022 Notes, the “Notes”) at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in July 2024. Interest under the 2024 Notes is payable semi-annually. The Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the applicable Indentures.

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

Trade Receivables Securitization

During the quarter ended December 28, 2013, the Company established a trade receivables securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity by up to $225 million depending on the amount of trade accounts receivable, and matures on October 20, 2014. The Company expects to utilize proceeds from the securitization program as an alternative to other forms of debt, effectively reducing borrowing costs. As of June 28, 2014, the Company has borrowed $200 million under the Securitization Facility.

Stock Repurchase Program

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. On October 29, 2013, we announced a new program replacing that program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate. During the thirty-nine week period ended June 28, 2014, the Company repurchased 421,200 shares of its common stock at a gross cost of approximately $72.4 million at the weighted-average price per share of $171.85 under the program. No repurchases were made under the program during the thirty-nine week period ended June 29, 2013.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, “Other Assets and Deferred Costs: Contracts with Customers,” to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance is effective for the Company for annual reporting periods, including interim periods therein, for the year ending September 30, 2018. Early application is not permitted. Companies are permitted to apply the guidance in ASC 606 using one of the following two methods: retrospectively to each prior period presented in accordance with ASC 250, subject to certain practical expedients; or retrospectively with a cumulative effect adjustment to opening retained earnings in the period of initial adoption. If applying this transition method, an entity should apply the new revenue recognition guidance only to contracts not completed under existing U.S. GAAP at the date of adoption. The Company is currently evaluating the adoption method to apply and the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At June 28, 2014, we had borrowings under our 2014 Credit Facility of $3.89 billion that were subject to interest rate risk. Borrowings under our 2014 Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our 2014 Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our 2014 Credit Facility by approximately $38.9 million based on the amount of outstanding borrowings at June 28, 2014. The weighted average interest rate on the $3.89 billion of borrowings under our 2014 Credit Facility at June 28, 2014 was 3.8%.

At June 28, 2014, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

On July 16, 2013, the Company entered into three forward-starting interest rate swap agreements beginning September 30, 2014 to hedge the variable interest rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2014 Credit Facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

The fair value of the $3.89 billion aggregate principal amount of borrowings under our 2014 Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $3.87 billion at June 28, 2014 based upon information provided to the Company from its agent under the 2014 Credit Facility. The fair value of our $0.55 billion 2020 Notes, our $0.50 billion 2021 Notes, our $1.15 billion 2022 Notes and our $1.2 billion 2024 Notes are exposed to the market risk of interest rate changes. The estimated fair value of the 2020 Notes approximated $0.56 billion, the estimated fair value of the 2021 Notes approximated $0.55 billion, the estimated fair value of the 2022 Notes approximated $1.18 billion and the estimated fair value of the 2024 Notes approximated $1.24 billion at June  28, 2014 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of June 28, 2014, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended June 28, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On August 22, 2011, the Board of Directors authorized a common share repurchase program, which was announced on August 23, 2011. Under the terms of the program, the Company may purchase up to a maximum aggregate value of $100 million of its shares of common stock. On October 29, 2013, we announced a new program replacing that program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate. During the thirty-nine week period ended June 28, 2014, the Company repurchased 241,200 shares of its common stock at a gross cost of approximately $72.4 million at the weighted-average price per share of $171.85 under the program.

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

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	August 6, 2014

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	August 6, 2014

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JUNE 28, 2014

EXHIBIT NO.	DESCRIPTION

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.