Form 10-K
period 2014-09-30
TransDigm Group INC
filed 2014-11-14
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 30, 2014, based upon the last sale price of such voting and non-voting common stock on that date, was $9,131,910,309.

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,459,049 as of October 25, 2014.

Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2015 Annual Meeting of Stockholders.

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

In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2014” or “fiscal 2014” means the period from October 1, 2013 to September 30, 2014.

PART I

ITEM 1.	BUSINESS

The Company

TransDigm Inc. was formed in 1993 in connection with a leveraged buyout transaction. TD Group was formed in 2003 to facilitate a leveraged buyout of TransDigm Inc. The Company was owned by private equity funds until its initial public offering in 2006. TD Group’s common stock is publicly traded on the New York Stock Exchange under the ticker symbol “TDG.”

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that about 90% of our net sales for fiscal year 2014 were generated by proprietary products. In addition, for fiscal year 2014, we estimate that we generated about 3/4 of our net sales from products for which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25-30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 55% of our net sales in fiscal year 2014 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.

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

The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces, lighting and control technology, military personnel parachutes and cargo aerial delivery systems. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

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

We have structured our sales efforts along our major product offerings, assigning a product manager to certain products. Each product manager is expected to grow the sales and profitability of the products for which he or she is responsible and to achieve the targeted annual level of bookings, sales, new business and profitability for such products. The product managers are assisted by account managers and sales engineers who are responsible for covering major OEM and aftermarket accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers to achieve total bookings and new business goals at each account and, together with the product managers, to determine when additional resources are required at customer locations. Most of our sales personnel are evaluated, in part, on their bookings and their ability to identify and obtain new business opportunities.

Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. We also use a number of distributors to provide logistical support as well as primary customer contact with certain smaller accounts. Our major distributors are Aviall, Inc. (a subsidiary of The Boeing Company) and Satair A/S (a subsidiary of Airbus S.A.S.).

Manufacturing and Engineering

We maintain 42 principal manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate product profit and loss accounting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.

We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in Cost of Sales and in Selling and Administrative Expenses in our Consolidated Statements of Income. Total engineering expense represents approximately 7% of our operating units’ aggregate costs, or approximately 4% of our consolidated net sales. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.

We use sophisticated equipment and procedures to comply with quality requirements, specifications and Federal Aviation Administration (“FAA”) and OEM requirements. We perform a variety of testing procedures, including testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities.

Customers

Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2014, Boeing (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 13% of our net sales. Our top ten customers for fiscal year 2014 accounted for approximately 43% of our net sales. Products supplied to many of our customers are used on multiple platforms.

Active commercial production programs include the Boeing 737, 747, 767, 777 and 787, the Airbus A319/20/21, A330/A340, A350 and A380, the Bombardier CRJ’s, Challenger and Learjets, the Embraer RJ’s, the

Cessna Citation family, the Raytheon Premier and Hawker and most Gulfstream airframes. Military platforms include aircraft such as the Boeing C-17, F-15, F-18 and V-22, the Airbus A400M, the Lockheed Martin C-130J, F-16 and F-35 Joint Strikefighter, the Northrop Grumman E-2C Hawkeye, the Sikorsky UH-60 helicopter, CH-47 Chinook and AH-64 Apache helicopters, the General Atomics Predator Drone and the Raytheon Patriot Missile. TransDigm has been awarded numerous contracts for the development of engineered products for production on the Airbus A320 NEO, the Boeing 737 MAX, the Sikorsky S-97, JMR helicopter and Boeing P-8 Poseidon.

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

Governmental Regulation

The commercial aircraft component industry is highly regulated by the FAA in the United States and by the Joint Aviation Authorities in Europe and other agencies throughout the world, while the military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in many cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models.

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

Raw Materials

We require the use of various raw materials in our manufacturing processes. We also purchase a variety of manufactured component parts from various suppliers. At times, we concentrate our orders among a few suppliers in order to strengthen our supplier relationships. Most of our raw materials and component parts are generally available from multiple suppliers at competitive prices.

Intellectual Property

We have various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights, which we believe, in the aggregate but not individually, are important to our business.

Backlog

As of September 30, 2014, the Company estimated its sales order backlog at $1,195 million compared to an estimated sales order backlog of $1,081 million as of September 30, 2013. The increase in estimated sales order backlog of approximately $114 million is primarily due to acquisitions. The majority of the purchase orders outstanding as of September 30, 2014 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2014 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture a significant portion of our products in the United States, we manufacture some products in Belgium, China, Malaysia, Mexico, Sri Lanka and the United Kingdom. Although the majority of sales of our products are made to customers (including distributors) located in the United States, our products are ultimately sold to and used by customers (including airlines and other end users of aircraft) throughout the world. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.

Our direct sales to foreign customers were approximately $735.9 million, $572.0 million, and $508.8 million for fiscal years 2014, 2013 and 2012, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

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

Employees

As of September 30, 2014, we had approximately 7,300 full time, part time and temporary employees. Approximately 11% of our full time and part time employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from February 2015 to May 2018. We consider our relationship with our employees generally to be satisfactory.

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

Our business is sensitive to the number of flight hours that our customers’ planes spend aloft, the size and age of the worldwide aircraft fleet and our customers’ profitability. These items are, in turn, affected by general economic and geopolitical and other worldwide conditions.

Our business is directly affected by, among other factors, changes in revenue passenger miles (RPMs), the size and age of the worldwide aircraft fleet and, to a lesser extent, changes in the profitability of the commercial airline industry. RPMs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in the recent past, the airline industry has been severely affected by the downturn in the global economy, higher fuel prices, the increased security concerns among airline customers following the events of September 11, 2001, the Severe Acute Respiratory Syndrome, or SARS, epidemic and the conflicts in Afghanistan and Iraq, and could be impacted by future geopolitical or other worldwide conditions, such as war, terrorist acts, or a worldwide infectious disease outbreak. In addition, global market and economic conditions have been challenging with continued turbulence in the U.S. and international markets and economies and have prolonged declines in business and consumer spending. As a result of the substantial reduction in airline traffic resulting from these events, the airline industry incurred large losses and financial difficulties. Some carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products.

Our sales to manufacturers of aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.

Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, as well as manufacturers of business jets (which accounted for approximately 26% of our net sales in fiscal year 2014) have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, downturns in the global economy and national and international events, such as the events of September 11, 2001. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. Downturns adversely affect our net sales, gross margin and net income.

We rely heavily on certain customers for much of our sales.

Our largest customer for fiscal year 2014 was The Boeing Company (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world). Boeing accounted for approximately 13% of our net sales in fiscal year 2014. Our top ten customers for fiscal year 2014 accounted for approximately 43% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to economic downturn, decreased production, strike or resourcing, could have a material adverse effect on our net sales, gross margin and net income.

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

We regularly engage in discussions with respect to potential acquisition and investment opportunities. If we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could result in margin dilution and further likely result in the incurrence of additional debt and contingent liabilities and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

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

We have a significant amount of indebtedness. As of September 30, 2014, our total indebtedness was approximately $7,473.1 million, which was approximately 126.3% of our total capitalization because of our recent dividends funded with indebtedness.

In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2014, we had approximately $413.2 million of unused commitments under our revolving loan facility and $25.0 million of unused capacity under our trade receivable securitization facility (the “Securitization Facility”) (with the availability of such capacity being dependent on the amount of our outstanding trade receivables). Although our senior secured credit facility and the indentures (the “Indentures”) governing the 5 1/2% senior subordinated notes issued in October 2012 (the “2020 Notes”), the 7 1/2% senior subordinated notes issued in July 2013 (the “2021 Notes”), the 6% senior subordinated notes issued in June 2014 (the “2022 Notes), and the 6 1/2% senior subordinated notes issued June 2014 (the “2024 Notes” and together with the 2020 Notes, the 2021 Notes, the 2022 Notes, the “Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

Our substantial debt could also have other important consequences to investors. For example, it could:

•	increase our vulnerability to general economic downturns and adverse competitive and industry conditions;

•	increase the risk we are subjected to downgrade or put on a negative watch by the ratings agencies;

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

In addition, all of our debt under the senior secured credit facility, which includes a $3.9 billion term loan facility and a revolving loan facility of $420.0 million, bears interest at floating rates. Accordingly, in the event that interest rates increase, our debt service expense will also increase. In order to reduce the floating interest rate risk, as of September 30, 2014, three forward starting interest rate swap agreements were in place fixing the rate of interest through June 30, 2015 on an aggregate notional amount of $353 million of debt under the senior secured credit facility. An additional three forward starting interest rate swap agreements were in place that fix the interest beginning September 30, 2014 on an aggregate notional amount of $1.0 billion of debt under the senior secured credit facility. In addition, in July 2014, we entered into five forward starting interest rate swap agreements that fix the interest beginning March 31, 2016 on an aggregate notional amount of $750 million of debt under the senior secured credit facility.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the Notes. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, including the Notes, amounts borrowed under the credit facilities, amounts due under our Securitization Facility, and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness, including the amounts borrowed under the senior secured credit facility, amounts borrowed under our Securitization Facility and the Notes, or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, the Indentures and the senior secured credit facility may restrict us from adopting any of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would otherwise adversely affect the Notes.

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

A breach of any of these covenants could result in a default under the senior secured credit facility or the Indentures. If any such default occurs, the lenders under the senior secured credit facility and the holders of the Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the senior secured credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the senior secured credit facility, the lenders under that facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the Notes. If the debt under the senior secured credit facility or the Notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

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

As of September 30, 2014, we had approximately 7,300 full time, part time and temporary employees. Approximately 11% of our full time and part time employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from February 2015 to May 2018. We consider our relationship with our employees generally to be satisfactory. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could materially and adversely affect our ability to provide products to our customers.

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

The Company’s subsidiaries which operate outside of the continental United States may be subject to additional risks.

A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition. Furthermore, the Company is subject to laws and regulations, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, which generally prohibit companies and their employees, agents and contractors from making improper payments to governmental officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations.

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

Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, and technology, were approximately $1,217.2 million at September 30, 2014, representing approximately 18% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $3,525.1 million at September 30, 2014, representing approximately 52% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.

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

Provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our amended and restated certificate of incorporation authorizes our Board of Directors to issue up to 149,600,000 shares of “blank check” preferred stock. Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, holders of preferred stock could make it more difficult for a third party to acquire us. Our amended and restated certificate of incorporation also provides that the affirmative vote of the holders of at least 75% of the voting power of our issued and outstanding capital stock, voting together as a single class, is required for the alteration, amendment or repeal of certain provisions of our amended and restated certificate of incorporation and certain provisions of our amended and restated bylaws, including the provisions relating to our stockholders’ ability to call special meetings, notice provisions for stockholder business to be conducted at an annual meeting, requests for stockholder lists and corporate records, nomination and removal of directors, and filling of vacancies on our Board of Directors.

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

On October 15, 2012, July 3, 2013 and June 4, 2014 the Company’s board of directors authorized and declared special cash dividends of $12.85, $22.00 and $25.00, respectively, on each outstanding share of common stock and cash dividend equivalent payments to holders of options under its stock option plans.

Notwithstanding the special cash dividends paid in October 2012, July 2013 and June 2014, we do not anticipate declaring or paying regular quarterly or annual cash dividends on our common stock or any other equity security in the foreseeable future. The amounts that may be available to us to pay future special cash dividends are restricted under our debt and other agreements. Any payment of special cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, you should not rely on regular quarterly or annual dividend income from shares of our common stock and you should not rely on special dividends with any regularity or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

TransDigm’s owned properties as of September 30, 2014 are as follows:

Location	Business Segment	Square Footage
Liberty, SC	Power & Control	219,000
Waco, TX	Airframe	218,800
Bridport, United Kingdom	Airframe	193,200
Ingolstadt, Germany	Power & Control	191,900
Kent, OH	Airframe	185,000
Phoenix, AZ	Airframe	138,700
Paks, Hungary	Power & Control	137,800
Los Angeles, CA	Airframe	131,000
Westbury, NY	Power & Control	112,300
Pinellas Park, FL	Airframe	110,000
Llangeinor, UK	Airframe	110,000
Letchworth, UK	Airframe	88,200
Placentia, CA	Airframe	86,600
Addison, IL	Power & Control	83,300
Painesville, OH	Power & Control	63,900
Clearwater, FL	Airframe	61,000
South Euclid, OH	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Earlysville, VA	Airframe	53,000
Branford, CT	Power & Control	52,000
Avenel, NJ	Power & Control	48,500
Herstal, Belgium	Airframe	45,700
Valencia, CA	Power & Control	38,000
Pennsauken, NJ	Airframe	38,000
Rancho Cucamonga, CA	Airframe	32,700
Melaka, Malaysia	Power & Control	24,800
Deerfield Beach, FL	Non-aviation	20,000

The properties listed above, except Bridport, Pinellas Park, Herstal, Branford, Valencia, Clearwater, Earlysville, Westbury and Melaka are subject to mortgage liens under our senior secured credit facility. The Pinellas Park property is currently vacant and under contract to sell. The Earlysville property is currently vacant.

TransDigm’s leased properties as of September 30, 2014 are as follows:

Location	Business Segment	Square Footage
Santa Ana, CA	Airframe	144,300
Dayton, NV	Airframe	144,000
Everett, WA	Airframe	121,000
Whippany, NJ	Power & Control	114,300
Nittambuwa, Sri Lanka	Airframe	113,000
Fullerton, CA	Airframe	100,000
Anaheim, CA	Airframe	99,900

Location	Business Segment	Square Footage
Collegeville, PA	Power & Control	90,000
Kunshan, China	Non-aviation	75,300
Camarillo, CA	Power & Control	70,000
Elkart, IN	Non-aviation	63,500
Matamoros, Mexico	Power & Control	60,500
Tempe, AZ	Power & Control	40,200
Chongqing, China	Airframe	37,700
Northridge, CA	Power & Control	35,000
Erie, PA	Airframe	30,300
London, United Kingdom	Airframe	27,400
Nogales, Mexico	Power & Control	27,000
Bridgend, UK	Airframe	24,800
Pennsauken, NJ	Airframe	23,900
Cleveland, OH	Corporate office	20,100
Lake Elsinore, CA	Airframe	16,100
Cleveland, OH	Power & Control	13,100
Placentia, CA	Airframe	8,400
Eloy, AZ	Airframe	8,100
Brize Norton, UK	Airframe	7,200
Westbury, NY	Power & Control	6,800
Toulouse, France	Airframe	5,400
Pasadena, CA	Corporate office	5,300

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

Quarterly Stock Prices
	High	Low
Fiscal 2013
For Quarter ended December 29, 2012	$152.62	$116.61
For Quarter ended March 30, 2013	153.12	132.41
For Quarter ended June 29, 2013	164.62	142.92
For Quarter ended September 30, 2013	164.40	134.48

Fiscal 2014
For Quarter ended December 28, 2013	162.95	136.86
For Quarter ended March 29, 2014	187.64	158.87
For Quarter ended June 28, 2014	198.29	162.20
For Quarter ended September 30, 2014	191.15	164.74

Holders

On October 31, 2014, there were 41 stockholders of record of our common stock. We estimate that there were approximately 44,227 beneficial stockholders as of October 31, 2014, which includes an estimated amount of stockholders who have their shares held in their accounts by banks and brokers.

Dividends

In June 2014 TD Group’s Board of Directors declared a special cash dividend of $25.00 on each outstanding share of common stock. In July 2013 TD Group’s Board of Directors declared a special cash dividend of $22.00 on each outstanding share of common stock. Also, in October 2012 TD Group’s Board of Directors declared a special cash dividend of $12.85 on each outstanding share of common stock.

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

Performance Graph

Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P Midcap 400 Index and the S&P MidCap 400 S&P Aerospace & Defense Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on September 30, 2009.

The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

	9/09	9/10	9/11	9/12	9/13	9/14
TransDigm Group Incorporated	100.00	146.01	192.18	333.84	413.99	632.20
S&P Midcap 400	100.00	117.78	116.27	149.96	190.83	213.37
S&P MidCap 400 S&P Aerospace & Defense	100.00	129.41	129.49	160.54	251.24	306.39

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

On October 29, 2013, we announced a program replacing a previous program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate. During the year ended September 30, 2014, the Company repurchased 909,700 shares of its common stock at a gross cost of approximately $159.9 million at a weighted-average price per share of $175.68 per share. No repurchases were made under the program during the year ended September 30, 2013. On October 22, 2014 we announced a new program replacing this program permitting us to repurchase a portion of our outstanding shares not to exceed $250 million in the aggregate.

Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,652,615	$80.10	6,687,222

(1)	Includes information related to the 2003 stock option plan, the 2006 stock incentive plan and the 2014 stock option plan, each as described below.

2003 Stock Option Plan

In connection with the acquisition of the Company by Warburg Pincus in 2003, TD Group adopted a stock option plan for the benefit of our employees. The stock option plan has been amended and restated on several occasions, most recently effective as of July 18, 2008 and we refer to such stock option plan as it is currently in effect as the 2003 stock option plan. As of September 30, 2014, there were options to purchase 324,511 shares of TD Group common stock outstanding. As of September 30, 2013, there were no shares available for issuance under options not yet granted. The stock option plan has expired and no further grants will be made from the plan.

2006 Stock Incentive Plan

Prior to the consummation of its initial public offering, TD Group adopted a new stock incentive plan, which was amended most recently on March 3, 2011. The plan is designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders of TD Group by closely aligning the interests of these individuals with those of our stockholders. The 2006 stock incentive plan permits TD Group to award our key employees, directors or consultants stock options, restricted stock and other stock-based incentives. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2006 stock incentive plan is 8,119,668, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. As of September 30, 2014, there were 23,989 shares of common stock issued and outstanding under the 2006 stock incentive plan that had been issued to directors. In addition, options to purchase 6,408,457 shares had been issued thereunder, of which 5,328,104 were outstanding. As of September 30, 2014, there were 1,687,222 shares available for issuance under awards not yet granted. The stock incentive plan will expire on March 14, 2016 and no further shares will be granted under the plan thereafter.

2014 Stock Option Plan

In July 2014, the board of directors of TD Group adopted a new stock option plan, which was subsequently approved by stockholders on October 2, 2014. The plan is designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders of TD Group by closely aligning the interests of these individuals with those of our stockholders. The 2014 stock option plan permits TD Group to award our key employees, directors or consultants stock options. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2014 stock option plan is 5,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. As of September 30, 2014, there were no options to purchase shares issued thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2010 to 2014 which have been derived from TD Group’s audited consolidated financial statements.

Separate historical financial information of TransDigm Inc. is not presented since the 2018 Notes, 2020 Notes, 2021 Notes, 2022 Notes and the 2024 Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or significant assets separate from its investment in TransDigm Inc.

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

•	On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”).

•	On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”).

•	On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”).

•	On March 6, 2014, TransDigm Germany GmbH, a newly formed subsidiary of TransDigm Inc., acquired Elektro-Metall Export GmbH (“EME”).

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

	Fiscal Years Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts )
Statement of Income Data:
Net Sales	$2,372,906	$1,924,400	$1,700,208	$1,206,021	$827,654
Gross profit(1)	1,267,874	1,049,562	945,717	661,185	473,066
Selling and administrative expenses	276,446	254,468	201,709	133,711	94,918
Amortization of intangible assets	63,608	45,639	44,233	40,339	15,079

Income from operations(1)	927,820	749,455	699,775	487,135	363,069
Interest expense—net	347,688	270,685	211,906	185,256	112,234
Refinancing costs	131,622	30,281	—	72,454	—

Income from continuing operations before income taxes	448,510	448,489	487,869	229,425	250,835
Income tax provision	141,600	145,700	162,900	77,200	87,390

Income from continuing operations	306,910	302,789	324,969	152,225	163,445

Income from discontinued operations, net of tax	—	—	—	19,909	—

Net income	$306,910	$302,789	$324,969	$172,134	$163,445

Net income applicable to common stock	$180,284	$131,546	$321,670	$169,323	$133,132

Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	52,748	52,258	50,996	49,888	49,171
Vested options deemed participating securities	4,245	2,822	2,886	3,445	3,752

Total shares for basic and diluted earnings per share	56,993	55,080	53,882	53,333	52,923

Net earnings per share:
Net earnings per share from continuing operations-basic and diluted	$3.16	$2.39	$5.97	$2.80	$2.52
Net earnings per share from discontinued operations-basic and diluted	—	—	—	0.37	—

Net earnings per share(2)	$3.16	$2.39	$5.97	$3.17	$2.52

Cash dividends paid per common share	$25.00	$34.85	$—	$—	$7.65

	As of September 30,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$819,548	$564,740	$440,524	$376,183	$234,112
Working capital	1,103,669	997,995	816,616	663,433	470,496
Total assets	6,756,848	6,148,879	5,459,617	4,513,636	2,677,818
Long-term debt, including current portion	7,473,131	5,731,238	3,619,125	3,138,375	1,771,646
Stockholders’ (deficit) equity	(1,556,099)	(359,381)	1,218,834	810,949	592,979

	Fiscal Years Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$541,222	$470,205	$413,885	$260,386	$197,304
Investing activities	(329,638)	(502,442)	(876,292)	(1,397,028)	(176,559)
Financing activities	43,973	156,195	527,186	1,278,521	23,200
Depreciation and amortization	96,385	73,515	68,227	60,460	30,165
Capital expenditures	34,146	35,535	25,246	18,026	12,887
Ratio of earnings to fixed charges(3)	2.3x	2.6x	3.3x	2.2x	3.2x

Other Data:
EBITDA(4)	$892,583	$792,689	$768,002	$475,141	$393,234
EBITDA As Defined(4)	$1,073,207	$900,278	$809,019	$589,874	$411,609

(1)	Gross profit and income from operations include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2014, 2013, 2012, 2011 and 2010 of $10,441,000, $7,352,000, $12,882,000, $18,073,000, and $4,794,000, respectively.
(2)	Net earnings per share is calculated by dividing net income applicable to common stock by the basic and diluted weighted average common shares outstanding.
(3)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense.
(4)	EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined and the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands)
Net income	$306,910	$302,789	$324,969	$172,134	$163,445
Less income from discontinued operations	—	—	—	19,909	—

Income from continuing operations	306,910	302,789	324,969	152,225	163,445
Adjustments:
Depreciation and amortization expense	96,385	73,515	68,227	60,460	30,165
Interest expense, net	347,688	270,685	211,906	185,256	112,234
Income tax provision	141,600	145,700	162,900	77,200	87,390

EBITDA, excluding discontinued operations	892,583	792,689	768,002	475,141	393,234
Adjustments:
Inventory purchase accounting adjustments(1)	10,441	7,352	12,882	18,073	4,794
Acquisition integration costs(2)	7,424	10,942	7,896	11,821	4,171
Acquisition transaction-related expenses(3)	3,480	8,139	5,880	2,817	2,717
Acquisition earnout adjustments(4)	—	—	(5,000)	(3,000)	—
Other acquisition accounting adjustments	—	—	(2,792)	—	—
Non-cash stock and deferred compensation expense(5)	26,332	48,884	22,151	12,568	6,693
Net gain on sale of real estate	(804)	—	—	—	—
Refinancing costs(6)	131,622	30,281	—	72,454	—
Other nonrecurring charges	2,129	1,991	—	—	—

EBITDA As Defined	$1,073,207	$900,278	$809,019	$589,874	$411,609

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the reversal of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets of the four-year earn-out arrangement.
(5)	Represents the compensation expense recognized by TD Group under our stock option and deferred compensation plans.
(6)

For the period ended September 30, 2014, represents debt issue costs including the premium paid to redeem our 2018 Notes in June 2014. For the period September 30, 2013 represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013. For the period ended September 30, 2011, represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands)
Net Cash Provided by Operating Activities	$541,222	$470,205	$413,885	$260,386	$197,304
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(27,967)	(71,618)	(11,749)	(30,874)	(4,971)
Net gain on sale of real estate	804	—	—	—	—
Interest expense, net(1)	333,753	258,752	199,362	175,414	104,656
Income tax provision—current	151,016	148,314	138,100	130,109	85,490
Non-cash stock and deferred compensation expense(2)	(26,332)	(48,884)	(22,151)	(12,574)	(6,704)
Excess tax benefit from exercise of stock options	51,709	66,201	50,555	23,411	17,459
Refinancing costs(3)	(131,622)	(30,281)	—	(72,454)	—

EBITDA	892,583	792,689	768,002	473,418	393,234
Adjustments:
Inventory purchase accounting adjustments(4)	10,441	7,352	12,882	21,828	4,794
Acquisition integration costs(5)	7,424	10,942	7,896	11,821	4,171
Acquisition transaction-related expenses(6)	3,480	8,139	5,880	2,817	2,717
Acquisition earnout adjustments(7)	—	—	(5,000)	(3,000)	—
Other acquisition accounting adjustments	—	—	(2,792)	—	—
Non-cash stock and deferred compensation expense(2)	26,332	48,884	22,151	12,568	6,693
Net gain on sale of real estate	(804)
Refinancing costs(3)	131,622	30,281	—	72,454	—
Other nonrecurring charges	2,129	1,991	—	—	—
EBITDA from discontinued operations	—	—	—	(2,032)	—

EBITDA As Defined	$1,073,207	$900,278	$809,019	$589,874	$411,609

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option and deferred compensation plans.
(3)

For the period ended September 30, 2014, represents debt issue costs including the premium paid to redeem our 2018 Notes in June 2014. For the period ended September 30, 2013, represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013. For the period ended September 30, 2011, represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7 3/4% senior subordinated notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

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

Long-term Sustainable Growth

For fiscal year 2014, we generated net sales of $2,372.9 million, gross profit of $1,267.9 million or 53.4% of sales, and net income of $306.9 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long term.

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

We believe our key competitive strengths include:

Large and Growing Installed Product Base with Aftermarket Revenue Stream. We provide components to a large and growing installed base of aircraft to which we supply aftermarket products. We estimate that our products are installed on approximately 93,000 commercial transport, regional transport, military and general aviation fixed wing turbine aircraft and rotary wing aircraft.

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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired 49 businesses and/or product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume.

Acquisitions and divestitures during the previous three fiscal years are more fully described in Note 2, “Acquisitions” in the notes to the consolidated financial statements included herein.

EBITDA and EBITDA As Defined

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2014	2013
	(in thousands)
Net income	$306,910	$302,789
Adjustments:
Depreciation and amortization expense	96,385	73,515
Interest expense, net	347,688	270,685
Income tax provision	141,600	145,700

EBITDA	892,583	792,689
Adjustments:
Inventory purchase accounting adjustments(2)	10,441	7,352
Acquisition integration costs(3)	7,424	10,942
Acquisition transaction-related expenses(4)	3,480	8,139
Non-cash stock compensation expense(5)	26,332	48,884
Net gain on sale of real estate	(804)	—
Refinancing costs(6)(7)	131,622	30,281
Other nonrecurring charges	2,129	1,991

EBITDA As Defined(1)	$1,073,207	$900,278

(1)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.
(2)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(4)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(5)	Represents the compensation expense recognized by TD Group under our stock option plans.
(6)	Represents debt issue costs expensed in conjunction with the repurchase of the 2018 Notes in June 2014.
(7)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2014	2013
	(in thousands)
Net Cash Provided by Operating Activities	$541,222	$470,205
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(27,967)	(71,618)
Net gain on sale of real estate	804	—
Interest expense, net(1)	333,753	258,752
Income tax provision—current	151,016	148,314
Non-cash stock compensation expense(2)	(26,332)	(48,884)
Excess tax benefit from exercise of stock options	51,709	66,201
Refinancing costs(3)(4)	(131,622)	(30,281)

EBITDA(5)	892,583	792,689
Adjustments:
Inventory purchase accounting adjustments(6)	10,441	7,352
Acquisition integration costs(7)	7,424	10,942
Acquisition transaction-related expenses(8)	3,480	8,139
Non-cash stock compensation expense(2)	26,332	48,884
Net gain on sale of real estate	(804)	—
Refinancing costs(3)(4)	131,622	30,281
Other nonrecurring charges	2,129	1,991

EBITDA As Defined(5)	$1,073,207	$900,278

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option plans.
(3)	Represents debt issue costs expensed in conjunction with the repurchase of the 2018 Notes in June 2014.
(4)	Represents debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.
(5)	EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.
(6)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(7)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(8)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

Trend Information

We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounts for approximately 37% of total sales; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounts for approximately 28% of total sales; and the defense market, which accounts for approximately 30% of total sales. Non-aerospace sales comprise approximately 5% of our total sales.

The commercial aerospace industry, including the aftermarket and OEM market, is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry had shown strength with increases in revenue passenger miles, or RPMs, between 2003 and 2008, as well as increases in OEM production and backlog. However, in 2009, the global economic downturn negatively impacted the commercial aerospace industry causing RPMs to decline slightly. This market sector began to rebound in 2010 and positive growth has continued thru 2014 with increases in RPMs, as well as the growth in the large commercial OEM sector (aircraft with 100 or more seats) with order announcements by The Boeing Company and Airbus S.A.S. leading to planned increases in production. The 2015 leading indicators and industry consensus suggest a continuation of current trends in the commercial transport market sector supported by continued RPM growth and increases in production at the OEM level.

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

Commercial Aftermarket

The key growth factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft. After a decline in RPMs in 2009, worldwide RPMs returned to growth between 2010 and 2014 and current industry consensus indicates that positive RPM growth will continue in 2015.

Commercial OEM Market

The commercial transport market sector continued to grow during 2014. Our commercial transport OEM shipments and revenues generally run ahead of the Boeing and Airbus airframe delivery schedules. As a result and consistent with prior years, our fiscal 2015 shipments will be a function of, among other things, the estimated 2015 and 2016 commercial airframe production rates. We have been experiencing increased sales in the large commercial OEM sector (aircraft with 100 or more seats) driven by an increase in production by The Boeing Company and Airbus S.A.S tied to previous order announcements. Industry consensus indicates this production increase will continue in 2015 and 2016, though the growth may moderate and begin to flatten.

The business jet OEM market significantly declined between 2008 and 2010, impacted by the slowdown in economic growth, corporate profits, commodity prices and stock market returns across the world. However, the business jet OEM market started to modestly recover in 2012, but has remained sluggish through 2014 and could show modest growth in 2015.

Defense

Our military business fluctuates from year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. In recent years, defense spending has reached historic highs, due in part to the military engagements in Afghanistan and Iraq and the war on terrorism. For a variety of reasons, the military spending outlook is very uncertain. For planning purposes we assume that military related sales of our types of products to be flat to modestly down in future years over the recent high levels.

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

Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 3, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included herein.

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

Inventories: Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries, LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Because the Company sells products that are installed on airframes that can be in-service for 25 or more years, it must keep a supply of such products on hand while the airframes are in use. Where management estimated that the current market value was below cost or determined that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value was made by recording a provision included in cost of sales. Although management believes that the Company’s estimates of excess and obsolete inventory are reasonable, actual results may differ materially from the estimates and additional provisions may be required in the future. In addition, in accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year. Historically, changes in estimates in the net realizable value of inventories have not been significant.

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

Management, considering industry and company-specific historical and projected data, develops growth rates, sales projections and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate of all reporting unit’s estimated fair value is reconciled to the total market capitalization of the Company.

The Company had 27 reporting units with goodwill as of the first day of the fourth quarter of fiscal 2014, the date of the last annual impairment test. The estimated fair values of each of the reporting units was substantially in excess of their respective carrying values (by 19 percent or more), and therefore no goodwill impairment was recorded. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, the reporting units would continue to have fair values in excess of their respective carrying values.

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

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Fiscal Years Ended September 30,
	2014	2014 % of Sales	2013	2013 % of Sales	2012	2012 % of Sales
Net sales	$2,372,906	100.0%	$1,924,400	100.0%	$1,700,208	100.0%
Cost of sales	1,105,032	46.6	874,838	45.5	754,491	44.4
Selling and administrative expenses	276,446	11.6	254,468	13.2	201,709	11.8
Amortization of intangible assets	63,608	2.7	45,639	2.4	44,233	2.6

Income from operations	927,820	39.1	749,455	38.9	699,775	41.2
Interest expense, net	347,688	14.7	270,685	14.0	211,906	12.5
Refinancing costs	131,622	5.5	30,281	1.6	—	—
Income tax provision	141,600	6.0	145,700	7.6	162,900	9.6

Net Income	$306,910	12.9%	$302,789	15.7%	$324,969	19.1%

Fiscal year ended September 30, 2014 compared with fiscal year ended September 30, 2013

Total Company

Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2014 and 2013 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change Total Sales
	September 30, 2014	September 30, 2013
Organic sales	$2,080.4	$1,924.4	$156.0	8.1%
Acquisition sales	292.5	—	292.5	15.2%

	$2,372.9	$1,924.4	$448.5	23.3%

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was mainly attributable to the acquisition of Airborne and EME in fiscal 2014 and Whippany Actuation, Arkwin and Aerosonic in fiscal 2013.

Organic sales for the fiscal year ended September 30, 2013 include a favorable commercial OEM retroactive contract pricing adjustment of approximately $2 million. Excluding the impact of the retroactive contract pricing adjustment, commercial OEM sales increased $49.3 million or an increase of 8.6%, commercial aftermarket sales increased $90.1 million, or an increase of 12.0%, and defense sales increased $26.5 million, or an increase of 5.5%, for the fiscal year ended September 30, 2014 compared to the fiscal year ended September 30, 2013.

Cost of Sales and Gross Profit. Cost of sales increased by $230.2 million, or 26.3%, to $1,105.0 million for the fiscal year ended September 30, 2014 compared to $874.8 million for the fiscal year ended September 30, 2013. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2014 and 2013 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2014	September 30, 2013
Cost of sales—excluding costs below	$1,084.5	$849.2	$235.3	27.7%
% of total sales	45.7%	44.1%
Inventory purchase accounting adjustments	10.4	7.4	3.0	41.5%
% of total sales	0.4%	0.4%
Acquisition integration costs	6.1	10.9	(4.8)	-44.3%
% of total sales	0.3%	0.6%
Stock compensation expense	4.0	7.3	(3.3)	-45.5%
% of total sales	0.2%	0.4%

Total cost of sales	$1,105.0	$874.8	$230.2	26.3%

% of total sales	46.6%	45.5%

Gross profit	$1,267.9	$1,049.6	$218.3	20.8%

Gross profit percentage	53.4%	54.5%

The increase in the dollar amount of cost of sales during the fiscal year ended September 30, 2014 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth partially offset by lower stock compensation expense related to the accelerated vesting in the prior year (discussed further below) and lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales decreased by 1.1 percentage points to 53.4% for the fiscal year ended September 30, 2014 from 54.5% for the fiscal year ended September 30, 2013. The dollar amount of gross profit increased by $218.3 million, or 20.8%, for the fiscal year ended September 30, 2014 compared to the comparable period last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $108 million for the fiscal year ended September 30, 2014, which represented gross profit of approximately 37% of the acquisition sales. The lower gross profit margin on the acquisition sales reduced gross profit as a percentage of consolidated sales by approximately 2 percentage points.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $2 million.

•	Impact of lower stock compensation expense of $3 million mainly due to accelerated vesting in the prior year (discussed further below).

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $105 million for the fiscal year ended September 30, 2014.

Selling and Administrative Expenses. Selling and administrative expenses increased by $22.0 million to $276.4 million, or 11.6% of sales, for the fiscal year ended September 30, 2014 from $254.5 million, or 13.2% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2014 and 2013 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2014	September 30, 2013
Selling and administrative expenses—excluding costs below	$249.4	$204.8	$44.7	21.8%
% of total sales	10.5%	10.6%
Stock compensation expense	22.4	41.6	(19.2)	-46.1%
% of total sales	0.9%	2.2%
Acquisition related expenses	4.6	8.1	(3.5)	-43.2%
% of total sales	0.2%	0.4%

Total selling and administrative expenses	$276.4	$254.5	$22.0	8.6%

% of total sales	11.6%	13.2%

The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2014 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $35 million, which was approximately 12% of the acquisition sales, partially offset by lower acquisition related expenses of approximately $3 million and by lower stock compensation expense of approximately $19 million. Stock compensation expense was higher in fiscal 2013 primarily due to accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011.

Amortization of Intangible Assets. Amortization of intangible assets increased to $63.6 million for the fiscal year ended September 30, 2014 from $45.6 million for the comparable period last year. The net increase of $18.0 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.

Refinancing Costs. Refinancing costs of $131.6 million were recorded during the year ended September 30, 2014 representing debt issue costs expensed in conjunction with the repurchase of the 2018 Notes. The charge consisted of the premium of $121.1 million paid to redeem the 2018 Notes and the write-off of debt issue costs of

$10.5 million. Refinancing costs of $30.3 million were recorded during the fiscal year ended September 30, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Credit Facility and 2011 Credit Facility in February 2013.

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $77.0 million, or 28.4%, to $347.7 million for the fiscal year ended September 30, 2014 from $270.7 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $6.31 billion for the fiscal year ended September 30, 2014 and approximately $4.63 billion for the fiscal year ended September 30, 2013 slightly offset by a decrease in the weighted average cash interest rate during the fiscal year ended September 30, 2014 of 5.3% compared to the weighted average cash interest rate during the comparable prior period of 5.6%. The increase in weighted average level of borrowings was primarily due to additional borrowings of $900 million relating to the incremental term loan in July 2013, the issuance in July 2013 of the $500 million 2021 Notes, the issuance in June 2014 of the $2,350 million 2022 and 2024 Notes, borrowings under the trade receivable securitization facility in June 2014, and the issuance in June 2014 of $825 million of additional borrowings under the 2014 Credit Facility. The weighted average interest rate for cash interest payments on total outstanding borrowings at September 30, 2014 was 4.9%.

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 31.6% for the fiscal year ended September 30, 2014 compared to 32.5% for the fiscal year ended September 30, 2013. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction. The decrease in the effective tax rate for the fiscal year ended September 30, 2014 compared to the fiscal year ended September 30, 2013 was primarily due to the ability to recognize the benefit from the utilization of foreign tax credits in the current year and discrete items related to adjustments resulting from the filing of the Company’s September 30, 2013 U.S. tax return partially offset by the expiration of the research and development tax credit.

Net Income. Net income increased $4.1 million, or 1.4%, to $306.9 million for the fiscal year ended September 30, 2014 compared to net income of $302.8 million for the year ended September 30, 2013. The increase in net income is primarily due to growth in net sales described above and a lower effective tax rate offset by higher interest expense as a result of an increase in the level of outstanding borrowings and one-time costs of $90.1 million, net of tax, or $1.58 per share, attributable to the refinancing of our capital structure in June 2014.

Earnings per Share. The basic and diluted earnings per share were $3.16 for the fiscal year ended September 30, 2014 and $2.39 per share for the fiscal year ended September 30, 2013. Net income for the fiscal year ended September 30, 2014 of $306.9 million was decreased by dividend equivalent payments of $126.6 million resulting in net income available to common shareholders of $180.3 million. Net income for the fiscal year ended September 30, 2013 of $302.8 million was decreased by dividend equivalent payments of $171.2 million resulting in net income available to common shareholders of $131.5 million. The increase in earnings per share of $0.77 per share to $3.16 per share is a result of the factors referred to above.

Business Segments

Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2014 and 2013 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2014	% of Sales	2013	% of Sales
Power & Control	$1,077.2	45.4%	$872.3	45.3%	$204.9	23.5%
Airframe	1,200.2	50.6%	951.4	49.4%	248.8	26.2%
Non-aviation	95.5	4.0%	100.7	5.3%	(5.2)	-5.2%

	$2,372.9	100.0%	$1,924.4	100.0%	$448.5	23.3%

Sales for the Power & Control segment, excluding acquisitions, increased approximately $49 million when compared to the fiscal year ended September 30, 2013. The sales increase was primarily due to an increase in commercial aftermarket sales of approximately $40 million, or an increase of 11.7%, and an increase in defense sales of approximately $8 million, or an increase of 2.3%. Acquisition sales totaled $156 million, or a 17.9% increase in segment sales, resulting from the acquisitions of EME in fiscal 2014 and Whippany Actuation and Arkwin in fiscal 2013.

Sales for the Airframe segment, excluding acquisitions and OEM retroactive contract pricing adjustments, increased approximately $117 million when compared to the fiscal year ended September 30, 2013. The sales increase was primarily due to an increase in commercial aftermarket sales of approximately $50 million, or an increase of 12.3%, an increase in commercial OEM sales of approximately $48 million, or an increase of 12.0%, and an increase in defense sales of approximately $20 million, or a increase of 14.9%. Acquisition sales for the Airframe segment totaled $134 million, or a 14.1% increase in segment sales, resulting from the acquisitions of Airborne in fiscal 2014 and Aerosonic in fiscal 2013. The fiscal year ended September 30, 2013, reflects an OEM retroactive contract pricing adjustment of approximately $2 million.

Acquisition sales for the Non-aviation segment totaled $3 million, or an increase of 2.8%. Organic sales declined $8 million, or 7.9%.

EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2014 and 2013 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2014	% of Segment Sales	2013	% of Segment Sales
Power & Control	$550.7	51.1%	$456.0	52.3%	$94.7	20.8%
Airframe	529.0	44.1%	444.1	46.7%	84.9	19.1%
Non-aviation	18.5	19.4%	23.6	23.4%	(5.1)	-21.6%

	$1,098.2	46.3%	$923.7	48.0%	$174.5	18.9%

EBITDA As Defined for the Power & Control segment, excluding acquisitions, increased approximately $44 million when compared to the fiscal year ended September 30, 2013 due to increases in defense sales and commercial aftermarket sales. EBITDA As Defined from the acquisitions in fiscal 2014 and 2013 was approximately $51 million for the fiscal year ended September 30, 2014.

EBITDA As Defined for the Airframe segment, excluding acquisitions and a prior year retroactive pricing adjustment, increased approximately $59 million when compared to the fiscal year ended September 30, 2013. The increase was primarily due to the increases in commercial OEM and commercial aftermarket sales and defense sales. EBITDA As Defined from the acquisitions of Aerosonic and Airborne was approximately $28 million for the fiscal year ended September 30, 2014. The year ended September 30, 2013 reflects EBITDA As Defined of approximately $2 million relating to the previously mentioned retroactive contract pricing adjustment.

EBITDA As Defined for the Non-aviation segment acquisition was approximately $0.4 million for the fiscal year ended September 30, 2014. Organic EBITDA declined approximately $5.5 million due to the organic sales decrease noted above and the mix of products sold in the non-aviation markets.

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

Cost of Sales and Gross Profit. Cost of sales increased by $120.3 million, or 16.0%, to $874.8 million for the fiscal year ended September 30, 2013 compared to $754.5 million for the fiscal year ended September 30, 2012. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2013 and 2012 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2013	September 30, 2012
Cost of sales—excluding acquisition-related costs below	$849.2	$731.6	$117.6	16.1%
% of total sales	44.1%	43.0%
Inventory purchase accounting adjustments	7.4	12.9	(5.5)	-42.9%
% of total sales	0.4%	0.8%
Acquisition integration costs	10.9	6.7	4.3	64.4%
% of total sales	0.6%	0.4%
Stock compensation expense	7.3	3.3	4.0	120.7%
% of total sales	0.4%	0.2%

Total cost of sales	$874.8	$754.5	$120.3	16.0%

% of total sales	45.5%	44.4%

Gross profit	$1,049.6	$945.7	$103.8	11.0%

Gross profit percentage	54.5%	55.6%

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

	Fiscal Years Ended		Change	% Change
	September 30, 2013	September 30, 2012
Selling and administrative expenses—excluding costs below	$204.8	$183.6	$21.2	11.6%
% of total sales	10.6%	10.8%
Stock compensation expense	41.6	18.8	22.7	120.7%
% of total sales	2.2%	1.1%
Acquisition related expenses	8.1	7.1	1.0	14.1%
% of total sales	0.4%	0.4%
Acquisition earn-out adjustments	—	(5.0)	5.0	-100.0%
% of total sales	0.0%	-0.3%
Other acquisition accounting adjustments	—	(2.8)	2.8	-100.0%
% of total sales	0.0%	-0.2%

Total selling and administrative expenses	$254.5	$201.7	$52.8	26.2%

% of total sales	13.2%	11.9%

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

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $58.8 million, or 27.7%, to $270.7 million for the fiscal year ended September 30, 2013 from $211.9 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $4.63 billion for the fiscal year ended September 30, 2013 and approximately $3.44 billion for the fiscal year ended September 30, 2012 slightly offset by a decrease in the weighted average cash interest rate during the fiscal year ended September 30, 2013 of 5.6% compared to the weighted average cash interest rate during the comparable prior period of 6.2%. The increase in borrowings was primarily due to the additional $150 million term loan facility under the amendments to our 2011 Credit Facility which occurred in October 2012, additional borrowings of $36.4 million relating to our refinancing of the 2011 Credit Facility in February 2013, additional borrowings of $900 million relating to the Incremental Term Facility in July 2013, the issuance in October 2012 of our $550 million 2020 Notes and the issuance in July 2013 of our $500 million 2021 Notes. The weighted average interest rate for cash interest payments on total outstanding borrowings at September 30, 2013 was 5.4%.

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

Earnings per Share. The basic and diluted earnings per share were $2.39 for the fiscal year ended September 30, 2013 and $5.97 per share for the fiscal year ended September 30, 2012. Net income for the fiscal year ended September 30, 2013 of $302.8 million was decreased by dividend equivalent payments of $171.2 million resulting in net income available to common shareholders of $131.5 million. Net income for the fiscal year ended September 30, 2012 of $325.0 million was decreased by dividend equivalent payments of $3.3 million resulting in net income available to common shareholders of $321.7 million. The decrease in earnings per share of $5.97 per share to $2.39 per share is a result of the factors referred to above.

Business Segments

Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2013 and 2012 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2013	% of Sales	2012	% of Sales
Power & Control	$872.3	45.3%	$776.3	45.7%	$96.0	12.4%
Airframe	951.4	49.4%	843.6	49.6%	107.8	12.8%
Non-aviation	100.7	5.3%	80.3	4.7%	20.4	25.4%

	$1,924.4	100.0%	$1,700.2	100.0%	$224.2	13.2%

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

EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2013 and 2012 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2013	% of Segment Sales	2012	% of Segment Sales
Power & Control	$456.0	52.3%	$410.3	52.8%	$45.7	11.1%
Airframe	444.1	46.7%	402.0	47.7%	42.1	10.5%
Non-aviation	23.6	23.4%	24.1	30.1%	(0.5)	-2.1%

	$923.7	48.0%	$836.4	49.2%	$87.3	10.4%

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

Backlog

As of September 30, 2014, the Company estimated its sales order backlog at $1,195 million compared to an estimated sales order backlog of $1,081 million as of September 30, 2013. The increase in estimated sales order backlog of approximately $114 million is primarily due to acquisitions. The majority of the purchase orders outstanding as of September 30, 2014 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2014 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture a significant portion of our products in the United States, we manufacture some products in Belgium, China, Malaysia, Mexico, Sri Lanka and the United Kingdom. We sell our products in the United States as well as in foreign countries. Although the majority of sales of our products are made to customers (including distributors) located in the United States, our products are ultimately sold to and used by customers, (including airlines and other end users of aircraft), throughout the world. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.

Our direct sales to foreign customers were approximately $735.9 million, $572.0 million, and $508.8 million for fiscal years 2014, 2013 and 2012, respectively. Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

Inflation

Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2014, 2013 and 2012 were not significant.

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

We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 7.0. Our debt leverage ratio at September 30, 2014 was approximately 7.0.

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

The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2015. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to the Company under the senior secured credit facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.

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

Operating Activities. The Company generated $541.2 million of net cash from operating activities during fiscal 2014 compared to $470.2 million during fiscal 2013. The net increase of $71.0 million was due primarily to an increase in income from operations offset by higher interest payments due to the Company’s current debt structure.

The Company generated $470.2 million of net cash from operating activities during fiscal 2013 compared to $413.9 million during fiscal 2012. The net increase of $56.3 million was due primarily to an increase in income from operations and lower income tax payments offset by higher interest payments due to the Company’s current debt structure.

Investing Activities. Net cash used in investing activities was $329.6 million during fiscal 2014 consisting primarily of the acquisitions of Airborne and EME for a total of $311.9 million and capital expenditures of $34.1 million offset by the cash proceeds on the sale of real estate of $16.4 million.

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

Financing Activities. Net cash provided by financing activities during fiscal 2014 was $44.0 million, which comprised $2,326.4 million of net proceeds from our Notes due 2022 and 2024, $805.4 million of additional net proceeds under our 2014 Credit Facility, $199.2 million of net proceeds from the trade receivable securitization facility, and $78.4 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $1,451.4 million of dividends and dividend equivalent payments, $1,721.0 million for the repurchase of our 2018 Notes, $159.9 million of treasury stock purchases, and $33.1 million of repayments on the 2014 Credit Facility.

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

Description of Senior Secured Credit Facility and Indentures

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

The term loan facilities under the 2014 Credit Facility (the “Term Loan Facility”) now consist of three tranches of term loans—Tranche B Term Loans, Tranche C Term Loans and Tranche D Term Loans. The Revolving Credit Facility now consists of one tranche—Revolving B Commitments, which include up to $100 million of multicurrency revolving commitments. The Tranche B Term Loans consist of $500 million in the aggregate maturing on February 14, 2017, the Tranche C Term Loans consist of $2,600 million in the aggregate maturing on February 28, 2020 and the Tranche D Term Loans consist of $825 million in the aggregate maturing on June 4, 2021. The Term Loan Facility requires quarterly principal payments of $7.8 million, which began on March 28, 2013, and an additional quarterly principal payment of $2.1 million which began on September 30, 2014. The Revolving B Commitments consist of $420 million in the aggregate and mature on February 28, 2018. At September 30, 2014, the Company had $6.8 million letters of credit outstanding and $413.2 million of borrowings available under the 2014 Credit Facility.

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

The interest rates per annum applicable to the loans under the 2014 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At September 30, 2014 the applicable interest rate was 3.50% on the Tranche B Term Loan and 3.75% on the Tranche C and Tranche D Term Loans.

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

At September 30, 2014, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreement converted the variable interest rate on the aggregate notional amount of the 2014 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

On July 24, 2014, the Company entered into five forward-starting interest rate swap agreements beginning March 31, 2016 to hedge the variable interest rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2014 Credit Facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

In December 2010, TransDigm Inc. issued $1.6 billion in aggregate principal amount of its 7 3/4% Senior Subordinated Notes due 2018 (the “2018 Notes”) at an issue price of 100% of the principal amount. Such notes did not require principal payments prior to their maturity in December 2018. Interest under the 2018 Notes was payable semi-annually. In June 2014, the Company repurchased or discharged all the 2018 Notes for an aggregate price of $1.7 billion.

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

The Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the applicable Indentures. The Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the Notes. The Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its wholly-owned domestic subsidiaries named in the Indenture. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries. The Notes contain many of the restrictive covenants included in the 2014 Credit Facility. TransDigm is in compliance with all the covenants contained in the Notes.

Certain Restrictive Covenants in Our Debt Documents

The credit facility and the indentures governing the Notes (the “Indentures”) contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, if the total amount of revolving loans and letters of credit exceeds 25% of the aggregate revolving commitment, the credit facility requires that the Company meet a net debt to EBITDA As Defined ratio, on a pro forma basis. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the credit facilities or the Indentures. If any such default occurs, the lenders under the credit facilities and the holders of the Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the credit facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the credit facilities, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the Notes.

Trade Receivables Securitization

During the quarter ended December 28, 2013, the Company established a trade receivables securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity by up to $225 million depending on the amount of trade accounts receivable, and matures on August 7, 2015. The Company uses the proceeds from the securitization program as an alternative to other forms of debt, effectively reducing borrowing costs. As of September 30, 2014, the Company has borrowed $200 million under the Securitization Facility.

Stock Repurchase Program

On October 29, 2013, we announced a program replacing a previous program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate. During the year ended September 30, 2014, the Company repurchased 909,700 shares of its common stock at a gross cost of approximately $159.9 million at a weighted-average price of $175.68 per share. No repurchases were made under the program during the year ended September 30, 2013. On October 22, 2014 we announced a new program replacing this program permitting us to repurchase a portion of our outstanding shares not to exceed $250 million in the aggregate.

Contractual Obligations

The following is a summary of contractual cash obligations as of September 30, 2014 (in millions):

	2014	2015	2016	2017	2018	2019 and thereafter	Total
Senior Secured Credit Facility(1)	$39.3	$39.3	$515.5	$34.3	$34.3	$3,210.4	$3,873.1
2020 Notes	—	—	—	—	—	550.0	550.0
2021 Notes	—	—	—	—	—	500.0	500.0
2022 Notes	—	—	—	—	—	1,150.0	1,150.0
2024 Notes	—	—	—	—	—	1,200.0	1,200.0
Scheduled Interest Payments(2)	382.7	385.7	381.7	372.2	365.6	764.3	2,652.2
Operating Leases	11.5	10.4	8.3	6.7	5.2	19.5	61.6
Purchase Obligations	209.7	77.8	24.0	20.6	20.0	—	352.1

Total Contractual Cash Obligations	643.2	$513.2	$929.5	$433.8	$425.1	$7,394.2	$10,339.0

(1)	The tranche B term loan matures in February 2017, the tranche C term loan matures in February 2020, and the tranche D term loan matures in June 2021. The term loans require quarterly principal payments totaling $9.8 million.

(2)	Assumes that the variable interest rate on our tranche B borrowings under our senior secured credit facility remains constant at 3.5% and the tranche C borrowings under our senior secured credit facility remains constant at 3.75%. In addition, interest payments include the impact of the 5.17% interest rate fixed through our forward-starting swap agreements from December 31, 2012 through June 30, 2015 on an aggregate notional amount of $353 million, the impact of the 5.4% interest rate fixed through our forward-starting swap agreements from September 30, 2014 through June 30, 2019 on an aggregate notional amount of $1.0 billion, and the impact of the 5.8% interest rate fixed through our forward-starting swap agreements from March 31, 2016 through June 30, 2020 on an aggregate notional amount of $750 million.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $34.1 million, $35.5 million, and $25.2 million during fiscal 2014, 2013, and fiscal 2012, respectively. The Company expects its capital expenditures in fiscal 2015 to be between $60 million and $65 million.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, “Other Assets and Deferred Costs: Contracts with Customers,” to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance is effective for the Company for annual reporting periods, including interim periods therein, for the year ending September 30, 2018. Early application is not permitted. The Company is currently evaluating the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.

Additional Disclosure Required by Indentures

Separate financial statements of TransDigm Inc. are not presented since TD Group has no operations or significant assets separate from its investment in TransDigm Inc. and since the Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. TransDigm Inc.’s immaterial wholly owned foreign subsidiaries are not obligated to guarantee the Notes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2014, we had borrowings under our 2014 Credit Facility of $3.87 billion that were subject to interest rate risk. Borrowings under our 2014 Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our 2014 Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our 2014 Credit Facility by approximately $38.7 million based on the amount of outstanding borrowings at September 30, 2014. The weighted average interest rate on the $3.87 billion of borrowings under our 2013 Credit Facility on September 30, 2014 was 3.8%.

At September 30, 2014, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreement converted the variable interest rate on the aggregate notional amount of the 2014 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

On July 24, 2014, the Company entered into five forward-starting interest rate swap agreements beginning March 31, 2016 to hedge the variable interest rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2014 Credit Facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

The fair value of the $3.87 billion aggregate principal amount of borrowings under our 2014 Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $3.82 billion at September 30, 2014 based upon information provided to the Company from its agent under the 2014 Credit Facility. The fair value of our $0.55 billion 2020 Notes, our $0.50 billion 2021 Notes, our $1.15 billion 2022 Notes and our $1.2 billion 2024 Notes are exposed to the market risk of interest rate changes. The estimated fair value of the 2020 Notes approximated $0.53 billion, the estimated fair value of the 2021 Notes approximated $0.53 billion, the estimated fair value of the 2022 Notes approximated $1.12 billion and the estimated fair value of the 2024 Notes approximated $1.18 billion at September 30, 2014 based upon quoted market rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained on pages F-1 through F-39 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014.

During fiscal 2014, we completed the acquisitions of Airborne and EME. The results of operations are included in our consolidated financial statements from the date of acquisition. As permitted by the Securities and Exchange Commission, we have elected to exclude Airborne and EME from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014. Total assets and net sales of Airborne and EME represented approximately 6% of each of our total assets and net sales as reported in our consolidated financial statements for fiscal 2014.

The Company’s independent auditors, Ernst & Young LLP, have issued an audit report on the effectiveness of internal control over financial reporting of the Company as of September 30, 2014. This report is included herein.

Changes in Internal Control Over Financial Reporting

During 2014 we acquired Airborne and EME which operated under their own set of systems and internal controls. We are currently maintaining those systems and much of the control environment until we are able to incorporate their processes into our own systems and control environment. We currently expect to complete the incorporation of their operations into our systems and control environment in fiscal 2015. There were no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during fiscal 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). TransDigm Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Airborne Global Inc. and Elektro-Metall Export GmbH, which are included in the 2014 consolidated financial statements of TransDigm Group Incorporated and constituted 6% of total assets as of September 30, 2014 and 6% and 0.5% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of TransDigm Group Incorporated also did not include an evaluation of the internal control over financial reporting of Airborne Global Inc. and Elektro-Metall Export GmbH.

In our opinion, TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2014 and

2013, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended September 30, 2014 of TransDigm Group Incorporated and our report dated November 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 14, 2014

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

Directors and Executive Officers

Information regarding TD Group’s directors is set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	62	Chief Executive Officer, President and Chairman of the Board of Directors
Kevin Frailey	48	Executive Vice President
Robert S. Henderson	58	Chief Operating Officer—Airframe
Bernt G. Iversen II	57	Executive Vice President—Mergers and Acquisitions
Raymond F. Laubenthal	53	Retiring Chief Operating Officer
John Leary	67	Executive Vice President
Peter Palmer	50	Executive Vice President
Gregory Rufus	58	Executive Vice President, Chief Financial Officer and Secretary
James Skulina	55	Executive Vice President
Kevin Stein	48	Chief Operating Officer—Power
Jorge Valladares III	40	Executive Vice President

Mr. Howley was named Chairman of the Board of Directors of TD Group in July 2003. He has served as Chief Executive Officer of TD Group since December 2005 and of TransDigm Inc. since December 2001. Mr. Howley served as President of TD Group from July 2003through December 2005, as Chief Operating Officer of TransDigm Inc. from December 1998 through December 2001 and as President of TransDigm Inc. from December 1998 through September 2005. Mr. Howley was a director of Polypore International Inc., a NYSE-listed manufacturer of polymer-based membranes used in separation and filtration processes through October 2012. Mr. Howley was a director of Satair A/S, a Danish public company that is an aerospace distributor, including a distributor of the Company’s products through October 2011.

Mr. Frailey was appointed Executive Vice President in November 2014. Prior to that, Mr. Frailey served as President of the Construction, Agricultural and Military division of Commercial Vehicle Group, Inc. from October 2013 to October 2014 and President of the Electrical Systems division from November 2008 to October 2013.

Mr. Henderson was appointed Chief Operating Officer—Airframe in October 2014. Prior to that Mr. Henderson served as Executive Vice President from December 2005 to October 2014, and as President of the AdelWiggins Group, a division of TransDigm Inc., from August 1999 to April 2008.

Mr. Iversen was appointed Executive Vice President—Mergers & Acquisitions and Business Development in May 2012. Prior to that, he served as Executive Vice President of TD Group from December 6, 2010 through May 2012 and as President of Champion Aerospace LLC, a wholly-owned subsidiary of TransDigm Inc., from June 2006 to December 2010.

Mr. Laubenthal is currently serving in a transition capacity pending his retirement expected to be effected around December 31, 2014. Mr. Laubenthal served as President and Chief Operating Officer of TD Group from December 2005 to October 2014 and as President of AeroControlex Group, then operated as a division of TransDigm Inc., from November 1998 through September 2005.

Mr. Leary was appointed Executive Vice President May 2012. Prior to that, he served as President of Hartwell Corporation, a wholly-owned subsidiary of TransDigm Inc., from October 2011 to May 2012, and as President of Adams Rite Aerospace, Inc., a wholly-owned subsidiary of TransDigm Inc., from June 1999 to September 2011.

Mr. Palmer was appointed Executive Vice President in February 2012. Prior to that, Mr. Palmer served as President of AdelWiggins Group, a division of TransDigm Inc., from April 2010 to February 2012, and as President of CEF Industries, LLC, a wholly-owned subsidiary of TransDigm Inc., from June 2008 to March 2010.

Mr. Rufus was named Executive Vice President, Chief Financial Officer and Secretary in December 2005. He served as Vice President and Chief Financial Officer from July 2003 through December 2005 and as Vice President and Chief Financial Officer of TransDigm Inc. from August 2000 through October 2005.

Mr. Skulina was appointed Executive Vice President in January 2012. Prior to that, Mr. Skulina served as President of the Aero Fluid Products division of AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc., from September 2009 to December 2011, and as Controller of TransDigm Inc., from August 2007 to August 2009.

Mr. Stein was appointed Chief Operating Officer—Power in October 2014. Prior to that, Mr. Stein served as Executive Vice President and President of the Structurals division of Precision Castparts Corp. from November 2011 to October 2014 and Executive Vice President and President of the Fasteners division of Precision Castparts Corp. from January 2009 through November 2011.

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

(a) Documents Filed with Report

(a) (1) Financial Statements

a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2014 (File No. 001-32833)

3.2	Second Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2014 (File No. 001-32833)

3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.6	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.7	Bylaws of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)

3.8	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.9	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.10	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.11	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.12	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.13	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.14	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.15	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.16	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.17	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.18	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.19	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.20	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.21	Certificate of Amendment to Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.22	Certificate of Amendment to Certificate of Incorporation, filed December 10, 2013, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.23	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.24	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.25	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.26	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.27	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.28	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.29	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.30	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.31	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.32	Certificate of Amendment to Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.33	Certificate of Amendment to Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.34	Certificate of Amendment to Certificate of Incorporation, filed April 23, 1997, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.35	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.36	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.37	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.38	Certificate of Amendment to Certificate of Incorporation, filed April 23, 1997, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.39	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.40	Bylaws of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.41	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q filed May 9, 2012 (File No. 001-32833)

3.42	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.43	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.44	Amended and Restated Certificate of Incorporation, filed July 23, 2001, of Londavia Inc. (now known as AmSafe Bridport, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.45	Certificate of Amendment of Certificate of Incorporation, filed February 12, 2007, of AmSafe Bridport, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.46	By-Laws of Londavia Inc. (now known as AmSafe Bridport, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.47	Certificate of Incorporation, filed September 2, 2008, of AmSafe—C Safe, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.48	By-Laws of AmSafe—C Safe, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.49	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.50	Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.51	Amended and Restated Certificate of Incorporation, filed January 20, 2012, of AmSafe Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.52	Second Amended and Restated By-Laws of AmSafe Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.53	Certificate of Incorporation, filed September 10, 2007, of AP Global Acquisition Corp.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.54	Amended and Restated By-Laws of AP Global Acquisition Corp.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.55	Certificate of Incorporation, filed September 10, 2007, of AP Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.56	Amended and Restated By-Laws of AP Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.57	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

3.58	Certificate of Amendment, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

3.59	Certificate of Amendment, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

3.60	Bylaws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

3.61	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.62	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.63	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.64	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.65	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.66	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.67	Certificate of Incorporation, filed December 29, 1992, of Avionic Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.68	Bylaws of Avionic Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

3.69	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.70	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.71	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.72	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.73	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as Avtech Tyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

3.74	Articles of Amendment of Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)

3.75	Bylaws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.76	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.77	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.78	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.79	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.80	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.81	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.82	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.83	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.84	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.85	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.86	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.87	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.88	Articles of Incorporation, filed February 6, 2006 of Bruce Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.89	Bylaws of Bruce Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

3.90	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.91	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.92	Certificate of Formation, filed September 30, 2010, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2010 (File No. 001-32833)

3.93	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2010 (File No. 001-32833)

3.94	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.95	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.96	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 3, 2009 (File No. 001-32833)

3.97	Bylaws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 3, 2009 (File No. 001-32833)

3.98	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.99	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014

3.100	Second Amended and Restated Limited Liability Agreement of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.101	Certificate of Conversion, effective March 31, 2014, of Harco LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed August 7, 2014 (File No. 333-197935)

3.102	Limited Liability Company Agreement of Harco LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed August 7, 2014 (File No. 333-197935)

3.103	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.104	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.105	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.106	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.107	Bylaws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.108	Certificate of Incorporation, filed May 17, 2006, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.109	Certificate of Amendment of Certificate of Incorporation, filed January 19, 2007, of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.110	Bylaws of Bruce Industries Acquisition Corp. (now known as Malaysian Aerospace Services, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.111	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.112	Bylaws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.113	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.114	Bylaws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.115	Certificate of Incorporation, filed December 11, 1998, of McKechnie US Holdings Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.116	Certificate of Amendment, filed May 11, 2007, to the Certificate of Incorporation of McKechnie Investments, Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.117	Amended and Restated Bylaws of McKechnie Aerospace Investments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.118	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.119	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.120	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.121	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.122	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.123	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.124	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)

3.125	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.126	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

3.127	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)

3.128	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)

3.129	Limited Liability Company Certificate of Formation of Schneller Holdings LLC, filed May 30, 2007	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)

3.130	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller Holdings LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)

3.131	Articles of Incorporation, filed December 22, 2004, of Schneller International Sales Corp.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)

3.132	Code of Regulations of Schneller International Sales Corp.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)

3.133	Certificate of Incorporation of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)

3.134	Certificate of Amendment to Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)

3.135	Amended and Restated Bylaws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.136	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.137	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.138	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014 of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Filed herewith

3.139	By Laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

3.140	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.141	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)

3.142	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.143	Bylaws of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

3.144	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.145	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

3.146	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

3.147	Limited Liability Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.2	Indenture, dated as of October 15, 2012, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5.5% Senior Subordinated Notes due 2020	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 15, 2012 (File No. 001-32833)

4.3	First Supplemental Indenture, dated as of June 5, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 11, 2013 (File No. 001-32833)

4.4	Second Supplemental Indenture, dated as of June 26, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 1, 2013 (File No. 001-32833)

4.5	Third Supplemental Indenture, dated as of December 19, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

4.6	Indenture, dated as of July 1, 2013, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2021	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 3, 2013 (File No. 001-32833)

4.7	First Supplemental Indenture, dated as of December 19, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

4.8	Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.00 Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.9	Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)

4.10	Form of 5.50% Senior Subordinated Notes due 2020	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)

4.11	Form of 7.50% Senior Subordinated Notes due 2021	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 3, 2013 (File No. 001-32833)

4.12	Form of 6.00% Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)

4.13	Form of 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)

4.14	Form of Notation of Guarantee of 5.50% Senior Subordinated Notes due 2020	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)

4.15	Form of Notation of Guarantee of 7.50% Senior Subordinated Notes due 2021	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 3, 2013 (File No. 001-32833)

4.16	Form of Notation of Guarantee of 6.00% Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)

4.17	Form of Notation of Guarantee of 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)

10.1	Third Amended and Restated Employment Agreement, dated August 28, 2014, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 4, 2014 (File No. 001-32833)

10.2	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Raymond Laubenthal*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 25, 2011 (File No. 001-32833)

10.3	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Gregory Rufus*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 25, 2011 (File No. 001-32833)

10.4	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 25, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.5	First Amendment to Employment Agreement, dated April 20, 2012, between Robert Henderson and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)

10.6	Employment Agreement, Dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)

10.7	First Amendment to Employment Agreement, dated April 20, 2012, between Bernt Iversen and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)

10.8	Employment Agreement, dated April 20, 2012, between James Skulina and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)

10.9	Employment Agreement, dated April 20, 2012, between Peter Palmer and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)

10.10	Form of Amendment to Employment Agreement between each of Raymond Laubenthal, Gregory Rufus, Robert Henderson, Bernt Iverson, Peter Palmer and James Skulina, and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)

10.11	Employment Agreement, dated July 30, 2012, between John Leary and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 31, 2012 (File No. 001-32833)

10.12	Employment Agreement, dated October 23, 2013, between Jorge Valladares and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 29, 2013 (File No. 001-32833)

10.13	Employment Agreement, dated October 29, 2014, between Kevin Stein and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October XX, 2014 (File No. 001-32833)

10.14	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.15	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

10.16	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 7, 2008 (File No. 001-32833)

10.17	Amendment No. 3 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)

10.18	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.19	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)

10.20	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A filed June 6, 2008 (File No. 001-32833)

10.21	Form of Option Agreements for options granted in fiscal 2013*	Filed herewith

10.22	Form of Option Agreements for options granted in fiscal 2014*	Filed herewith

10.23	TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A, filed August 29, 2014 (File No. 001-32833)

10.24	Fourth Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 2, 2013

10.25	Third Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 2, 2013

10.26	TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 28, 2014

10.27	Amended and Restated TransDigm Inc. Executive Retirement Savings Plan*	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form 8-K filed December 22, 2005 (File No. 333-10834006)

10.28	Amendment and Restatement Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)

10.29	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed March 6, 2013 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.30	Supplement No. 1, dated as of June 5, 2013, between Arkwin Industries, Inc. and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 11, 2013 (File No. 001-32833)

10.31	Supplement No. 2, dated as of June 26, 2013, between Whippany Actuation Systems, LLC and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 1, 2013 (File No. 001-32833)

10.32	Supplement No. 3, dated as of December 13, 2013, between Aerosonic LLC, Avionics Specialties, Inc., Airborne Global, Inc., Airborne Holdings, Inc., Airborne Acquisition, Inc., Airborne Systems NA Inc., Airborne Systems North America Inc., Airborne Systems North America of CA Inc., Airborne Systems North America of NJ Inc. and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

10.33	Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

10.34	Stock Purchase Agreement, dated January 28, 2011, among TransDigm Inc., McKechnie Aerospace (Europe) Ltd., McKechnie Aerospace Investments, Inc., and Alcoa Global Fasteners, Inc.	Incorporated by reference to Form 8-K filed February 1, 2011 (File No. 001-32833)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of TransDigm Group Incorporated	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Financial Statements and Notes to Consolidated Financial Statements formatted in XBRL.	Filed herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2014.

TRANSDIGM GROUP INCORPORATED

By:	/s/ Gregory Rufus
Name:	Gregory Rufus
Title:	Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 14, 2014

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 14, 2014

/s/ William Dries William Dries	Director	November 14, 2014

/s/ Mervin Dunn Mervin Dunn	Director	November 14, 2014

/s/ Michael Graff Michael Graff	Director	November 14, 2014

/s/ Sean P. Hennessy Sean P. Hennessy	Director	November 14, 2014

/s/ Douglas Peacock Douglas Peacock	Director	November 14, 2014

/s/ Robert J. Small Robert J. Small	Director	November 14, 2014

/s/ John Staer John Staer	Director	November 14, 2014

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED SEPTEMBER 30, 2014

ITEM 8 AND ITEM 15(a) (1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

TransDigm Group Incorporated

We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated at September, 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 14, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 14, 2014

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND 2013

(Amounts in thousands, except share amounts)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$819,548	$564,740
Trade accounts receivable—Net	351,307	290,449
Inventories—Net	459,074	413,581
Deferred income taxes	37,669	30,182
Prepaid expenses and other	21,978	21,543

Total current assets	1,689,576	1,320,495
PROPERTY, PLANT AND EQUIPMENT—Net	212,108	208,964
GOODWILL	3,525,077	3,343,907
TRADEMARKS AND TRADE NAMES	514,520	485,690
OTHER INTANGIBLE ASSETS—Net	702,633	703,800
DEBT ISSUE COSTS—Net	92,393	72,668
OTHER	20,541	13,355

TOTAL ASSETS	$6,756,848	$6,148,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$39,295	$31,045
Short-term borrowings—trade receivable securitization facility	200,000	—
Accounts payable	115,741	106,768
Accrued liabilities	230,871	184,687

Total current liabilities	585,907	322,500
LONG-TERM DEBT	7,233,836	5,700,193
DEFERRED INCOME TAXES	402,247	384,301
OTHER NON-CURRENT LIABILITIES	90,957	78,266

Total liabilities	8,312,947	6,485,260

STOCKHOLDERS’ DEFICIT:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 53,832,246 and 53,172,551 at September 30, 2014 and 2013, respectively	538	532
Additional paid-in capital	794,767	689,935
Accumulated deficit	(2,150,293)	(1,004,244)
Accumulated other comprehensive loss	(25,171)	(6,516)
Treasury stock, at cost; 1,415,100 and 505,400 shares at September 30, 2014 and 2013, respectively	(175,940)	(16,088)

Total stockholders’ deficit	(1,556,099)	(336,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,756,848	$6,148,879

See Notes to Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2014	2013	2012
NET SALES	$2,372,906	$1,924,400	$1,700,208
COST OF SALES	1,105,032	874,838	754,491

GROSS PROFIT	1,267,874	1,049,562	945,717
SELLING AND ADMINISTRATIVE EXPENSES	276,446	254,468	201,709
AMORTIZATION OF INTANGIBLE ASSETS	63,608	45,639	44,233

INCOME FROM OPERATIONS	927,820	749,455	699,775
INTEREST EXPENSE—Net	347,688	270,685	211,906
REFINANCING COSTS	131,622	30,281	—

INCOME BEFORE INCOME TAXES	448,510	448,489	487,869
INCOME TAX PROVISION	141,600	145,700	162,900

NET INCOME	$306,910	$302,789	$324,969

NET INCOME APPLICABLE TO COMMON STOCK	$180,284	$131,546	$321,670

Net earnings per share—see Note 5:
Basic and diluted	$3.16	$2.39	$5.97
Cash dividends paid per common share	$25.00	$34.85	$—
Weighted-average shares outstanding:
Basic and diluted	56,993	55,080	53,882

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Fiscal Years Ended September 30,
	2014	2013	2012
Net income	$306,910	$302,789	$324,969
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,653)	4,117	(1,315)
Interest rate swap agreements, net of tax	(6,166)	(3,587)	(2,635)
Pension liability adjustments, net of tax	(4,836)	1,005	(824)

Other comprehensive (loss) income, net of tax	(18,655)	1,535	(4,774)

TOTAL COMPREHENSIVE INCOME	$288,255	$304,324	$320,195

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Common Stock				Number of Shares	Value	Total
BALANCE—September 30, 2011	50,829,276	$508	$464,700	$364,260	$(3,277)	(494,100)	$(15,242)	$810,949
Compensation expense recognized for employee stock options	—	—	22,151	—	—	—	—	22,151
Excess tax benefits related to share-based payment arrangements	—	—	50,555	—	—	—	—	50,555
Exercise of employee stock options	1,327,029	13	15,697	—	—	—	—	15,710
Treasury stock purchased	—	—	—	—	—	(11,300)	(846)	(846)
Common stock issued	920	—	120	—	—	—	—	120
Net income	—	—	—	324,969	—	—	—	324,969
Interest rate swaps, net of tax	—	—	—	—	(2,635)	—	—	(2,635)
Foreign currency translation adjustments	—	—	—	—	(1,315)	—	—	(1,315)
Pension liability adjustments, net of tax	—	—	—	—	(824)	—	—	(824)

BALANCE—September 30, 2012	52,157,225	521	553,223	689,229	(8,051)	(505,400)	(16,088)	1,218,834
Dividends paid	—	—	—	(1,950,683)	—	—	—	(1,950,683)
Unvested dividend equivalent payments	—	—	—	(45,579)	—	—	—	(45,579)
Compensation expense recognized for employee stock options	—	—	48,884	—	—	—	—	48,884
Excess tax benefits related to share-based payment arrangements	—	—	66,201	—	—	—	—	66,201
Exercise of employee stock options	1,014,613	11	21,523	—	—	—	—	21,534
Common stock issued	713	—	104	—	—	—	—	104
Net income	—	—	—	302,789	—	—	—	302,789
Interest rate swaps, net of tax	—	—	—	—	(3,587)	—	—	(3,587)
Foreign currency translation adjustments	—	—	—	—	4,117	—	—	4,117
Pension liability adjustments, net of tax	—	—	—	—	1,005	—	—	1,005

BALANCE—September 30, 2013	53,172,551	532	689,935	(1,004,244)	(6,516)	(505,400)	(16,088)	(336,381)
Dividends paid	—	—	—	(1,435,154)	—	—	—	(1,435,154)
Unvested dividend equivalent payments	—	—	—	(17,805)	—	—	—	(17,805)
Compensation expense recognized for employee stock options	—	—	26,332	—	—	—	—	26,332
Excess tax benefits related to share-based payment arrangements	—	—	51,709	—	—	—	—	51,709
Exercise of employee stock options	659,363	6	26,732	—	—	—	—	26,738
Treasury stock purchased	—	—	—	—	—	(909,700)	(159,852)	(159,852)
Common stock issued	332	—	59	—	—	—	—	59
Net income	—	—	—	306,910	—	—	—	306,910
Interest rate swaps, net of tax	—	—	—	—	(6,166)	—	—	(6,166)
Foreign currency translation adjustments	—	—	—	—	(7,653)	—	—	(7,653)
Pension liability adjustments, net of tax	—	—	—	—	(4,836)	—	—	(4,836)

BALANCE—September 30, 2014	53,832,246	$538	$794,767	$(2,150,293)	$(25,171)	(1,415,100)	$(175,940)	$(1,556,099)

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Years Ended September 30,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$306,910	$302,789	$324,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,543	27,307	23,692
Amortization of intangible assets	63,842	46,208	44,535
Amortization of debt issue costs	13,935	11,933	12,544
Refinancing costs	131,622	30,281	—
Net gain on sale of real estate	(804)	—	—
Non-cash equity compensation	26,332	48,884	22,151
Excess tax benefits related to share-based payment arrangements	(51,709)	(66,201)	(50,555)
Deferred income taxes	(9,416)	(2,614)	24,800
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(24,309)	(25,006)	(1,957)
Inventories	(8,392)	(15,289)	(416)
Income taxes receivable/payable	56,595	65,510	34,097
Other assets	(5,703)	1,155	(10,564)
Accounts payable	(2,415)	23,510	(3,620)
Accrued and other liabilities	12,191	21,738	(5,791)

Net cash provided by operating activities	541,222	470,205	413,885

INVESTING ACTIVITIES:
Capital expenditures	(34,146)	(35,535)	(25,246)
Acquisition of businesses, net of cash acquired	(311,872)	(483,257)	(868,696)
Cash proceeds from sale of real estate	16,380	—	—
Cash proceeds from sale of investment	—	16,350	—
Cash proceeds from sale of business	—	—	17,650

Net cash used in investing activities	(329,638)	(502,442)	(876,292)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	51,709	66,201	50,555
Proceeds from exercise of stock options	26,738	21,534	15,710
Dividends paid	(1,451,391)	(1,991,350)	(3,299)
Treasury stock purchased	(159,852)	—	(846)
Proceeds from credit facility—net	805,360	3,211,374	484,316
Repayment on credit facility	(33,107)	(2,187,885)	(19,250)
Proceeds from senior subordinated notes—net	2,326,366	1,036,321	—
Repurchase of senior subordinated notes due 2018	(1,721,014)	—	—
Proceeds from trade receivable securitization facility—net	199,164	—	—

Net cash provided by financing activities	43,973	156,195	527,186

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(749)	258	(438)

NET INCREASE IN CASH AND CASH EQUIVALENTS	254,808	124,216	64,341
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	564,740	440,524	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$819,548	$564,740	$440,524

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$319,577	$236,769	$197,787

Cash paid during the period for income taxes	$97,798	$82,292	$103,938

See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

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

Elektro-Metall Export GmbH—On March 6, 2014, TransDigm Germany GmbH, a newly formed subsidiary of TransDigm Inc., acquired Elektro-Metall Export GmbH (“EME”) for approximately $49.6 million, which comprises $40.4 million in cash plus the assumption of approximately $9.2 million of net indebtedness. EME manufactures proprietary, highly engineered aerospace electromechanical actuators, electrical and electromechanical components and assemblies for commercial aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. EME is included in TransDigm’s Power & Control segment. The Company expects that the approximately $20.3 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Airborne Global Inc.—On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”) for approximately $264.2 million in cash, which includes a purchase price adjustment of $0.3 million paid in the second quarter of fiscal 2014. Airborne is the industry leading designer and manufacturer of personnel parachutes, cargo aerial delivery systems, emergency escape systems, naval decoys and other related products. These products fit well with TransDigm’s overall business direction. Airborne is included in TransDigm’s Airframe segment. The Company expects that the approximately $158.2 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

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

Harco, LLC—On December 9, 2011, TransDigm Inc. acquired all of the outstanding stock of Harco Laboratories, Incorporated (“Harco”), for approximately $83.3 million in cash, which includes a purchase price adjustment of $0.4 million paid in the second quarter of fiscal 2012. Harco designs and manufactures highly engineered thermocouples, sensors, engine cable assemblies and related products for commercial aircraft. These products fit well with TransDigm’s overall business direction. Harco is included in TransDigm’s Power & Control segment. The Company expects that the approximately $56 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of EME and Airborne; therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the applicable fiscal year ended September 30, 2014 or 2013, are not significant and, accordingly, are not provided.

The acquisitions strengthen and expand the Company’s position to design, produce and supply highly-engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, improving our cost structure, and providing highly engineered value-added products to customers). The purchase price paid for each acquisition reflects the current earnings before interest, taxes, depreciation and amortization (EBITDA) and cash flows, as well as, the future EBITDA and cash flows expected to be generated by the business, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25-30 years.

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

Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the years ended September 30, 2014, 2013 and 2012 was approximately $42.3 million, $32.1 million, and $27.9 million, respectively.

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

Inventories—Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries, LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Less than 4% of the inventory was valued under the LIFO method at September 30, 2014. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.

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

Foreign Currency Translation and Transactions—The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of other comprehensive income (loss) for the period. Foreign currency gains or losses recognized currently in income from changes in exchange rates were not material to our results of operations.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, “Other Assets and Deferred Costs: Contracts with Customers,” to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance is effective for the Company for annual reporting periods, including interim periods therein, for the year ending September 30, 2018. Early application is not permitted. The Company is currently evaluating the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2014	2013	2012
Numerator for earnings per share:			`
Net income	$306,910	$302,789	$324,969
Less dividends paid on participating securities	(126,626)	(171,243)	(3,299)

Net income applicable to common stock—basic and diluted	$180,284	$131,546	$321,670

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,748	52,258	50,996
Vested options deemed participating securities	4,245	2,822	2,886

Total shares for basic and diluted earnings per share	56,993	55,080	53,882

Net earnings per share—basic and diluted	$3.16	$2.39	$5.97

6.	SALES AND TRADE ACCOUNTS RECEIVABLE

Sales—The Company’s sales and receivables are concentrated in the aerospace industry. TransDigm’s customers include: distributors of aerospace components; commercial airlines, large commercial transport and regional and business aircraft OEMs; various armed forces of the United States and friendly foreign governments; defense OEMs; system suppliers; and various other industrial customers.

One customer accounted for approximately 13%, 12% and 13% of the Company’s net sales for the years ended September 30, 2014, 2013 and 2012, respectively. These sales were split approximately evenly between the Power & Control and Airframe segments. Sales to foreign customers, primarily in Western Europe, Canada and Asia, were $735.9 million during fiscal 2014, $572.0 million during fiscal 2013 and $508.8 million during fiscal 2012.

Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2014	2013
Trade accounts receivable—gross	$355,398	$295,934
Allowance for uncollectible accounts	(4,091)	(5,485)

Trade accounts receivable—net	$351,307	$290,449

At September 30, 2014, approximately 11% of the Company’s trade accounts receivable was due from one customer. In addition, approximately 35% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

7.	INVENTORIES

Inventories consist of the following at September 30 (in thousands):

	2014	2013
Raw materials and purchased component parts	$298,318	$274,510
Work-in-progress	146,980	124,765
Finished Goods	69,658	58,052

Total	514,956	457,327
Reserves for excess and obsolete inventory and LIFO	(55,882)	(43,746)

Inventories—net	$459,074	$413,581

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30 (in thousands):

	2014	2013
Land and improvements	$33,722	$44,103
Buildings and improvements	114,030	99,115
Machinery, equipment and other	235,642	208,037
Construction in progress	12,174	10,895

Total	395,568	362,150
Accumulated depreciation	(183,460)	(153,186)

Property, plant and equipment—net	$212,108	$208,964

9.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following at September 30 (in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$854,918	$186,278	$668,640	$801,010	$143,196	$657,814
Order backlog	8,006	6,006	2,000	19,255	7,936	11,319
Other	43,252	11,259	31,993	43,427	8,760	34,667

Total	$906,176	$203,543	$702,633	$863,692	$159,892	$703,800

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):

Aggregate Amortization Expense:

Years ended September 30,
2014	$63,842
2013	46,208
2012	44,535

Estimated Amortization Expense:

Years ending September 30,
2015	$46,615
2016	44,610
2017	44,610
2018	44,610
2019	44,610

Intangible assets acquired during the year ended September 30, 2014 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$178,514
Trademarks and trade names	31,278

	209,792

Intangible assets subject to amortization:
Technology	53,380	20 years
Order backlog	8,020	1 year

	61,400	17.5 years

Total	$271,192

The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2013 and 2014 were as follows (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2012	$1,274,703	$1,711,214	$49,585	$3,035,502
Goodwill acquired during the year (Note 2)	284,889	13,969	5,485	304,343
Purchase price allocation adjustments	7,333	(6,457)	—	876
Other	1	3,175	10	3,186

Balance at September 30, 2013	1,566,926	1,721,901	55,080	3,343,907
Goodwill acquired during the year (Note 2)	20,323	158,191	—	178,514
Purchase price allocation adjustments	5,138	861	289	6,288
Other	(4,707)	1,075	—	(3,632)

Balance at September 30, 2014	$1,587,680	$1,882,028	$55,369	$3,525,077

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following at September 30 (in thousands):

	2014	2013
Interest	$69,523	$59,869
Compensation and related benefits	63,057	55,230
Interest rate swap agreements	20,070	6,950
Product warranties	14,243	14,999
Other	63,978	47,639

Total	$230,871	$184,687

11.	DEBT

The Company’s debt consists of the following at September 30 (in thousands):

	2014	2013
Short-term borrowings—trade receivable securitization facility	$200,000	$—

Term loans	$3,873,131	$3,081,238
Senior Subordinated Notes due 2024	1,200,000	—
Senior Subordinated Notes due 2022	1,150,000	—
Senior Subordinated Notes due 2021	500,000	500,000
Senior Subordinated Notes due 2020	550,000	550,000
Senior Subordinated Notes due 2018	—	1,600,000

	7,273,131	5,731,238
Less current portion	39,295	31,045

Long-term debt	$7,233,836	$5,700,193

Trade Receivable Securitization Facility—During the quarter ended December 28, 2013, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity by up to $225 million depending on the amount of trade accounts receivable, and matures on August 7, 2015. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. As of September 30, 2014, the Company has borrowed $200 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the company’s trade accounts receivable.

Repurchase of Senior Subordinated Notes due 2018—On May 9, 2014, the Company announced a cash tender offer for any and all of its outstanding 7.75% Senior Subordinated Notes due 2018 (the “2018 Notes”). In June 2014, the Company repurchased or discharged all the 2018 Notes for an aggregate price of $1.7 billion.

The Company recorded refinancing costs of $131.6 million during the year ended September 30, 2014 representing debt issue costs expensed in conjunction with the repurchase of the 2018 Notes. The charge consisted of the premium of $121.1 million paid to redeem the 2018 Notes and the write-off of debt issue costs of $10.5 million.

Second Amended and Restated Credit Facility—On June 4, 2014, TransDigm Inc. amended and restated its existing credit agreement dated February 28, 2013, by entering into a Second Amended and Restated Credit Agreement (the “2014 Credit Facility”). The 2014 Credit Facility permits, among other things, (i) the payment of a special dividend of up to $1.7 billion to the holders of TD Group’s common stock, par value $.01 per share, (ii) the issuance of the 2022 Notes and the 2024 Notes (each as defined below), (iii) the incurrence of certain new tranche D term loans (the “Tranche D Term Loans”) in an aggregate principal amount equal to $825 million, which Tranche D Term Loans were fully drawn on June 4, 2014 and mature on June 4, 2021, (iv) the increase of the total revolving commitments thereunder to $420 million, which includes a sublimit of up to $100 million of multicurrency revolving commitments, and (v) certain changes to certain affirmative and negative covenants and the financial covenant thereunder. The terms and conditions that apply to the Tranche D Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the other term loans under the 2014 Credit Facility. In addition, the Revolving A Credit Commitments previously available under the credit facility were terminated.

The term loan facilities under the 2014 Credit Facility (the “Term Loan Facility”) now consist of three tranches of term loans—Tranche B Term Loans, Tranche C Term Loans and Tranche D Term Loans. The Revolving Credit Facility now consists of one tranche—Revolving B Commitments, which include up to $100 million of multicurrency revolving commitments. The Tranche B Term Loans consist of $500 million in the aggregate maturing on February 14, 2017, the Tranche C Term Loans consist of $2,600 million in the aggregate maturing on February 28, 2020 and the Tranche D Term Loans consist of $825 million in the aggregate maturing on June 4, 2021. The Term Loan Facility requires quarterly principal payments of $7.8 million, which began on March 28, 2013, and an additional quarterly principal payment of $2.1 million beginning September 30, 2014. The Revolving B Commitments consist of $420 million in the aggregate and mature on February 28, 2018. At September 30, 2014, the Company had $6.8 million letters of credit outstanding and $413.2 million of borrowings available under the 2014 Credit Facility.

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

The interest rates per annum applicable to the loans under the 2014 Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of .75%. At September 30, 2014 the applicable interest rate was 3.50% on the Tranche B Term Loan and 3.75% on the Tranche C and Tranche D Term Loans.

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

At September 30, 2014, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

On July 24, 2014, the Company entered into five forward-starting interest rate swap agreements beginning March 31, 2016 to hedge the variable interest rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2014 Credit Facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

Senior Subordinated Notes—On June 4, 2014, TransDigm Inc. issued $2.350 billion in aggregate principal amount of senior subordinated notes, consisting of $1.150 billion aggregate principal amount of 6.00% Senior Subordinated Notes due 2022 (the “2022 Notes”) and $1.200 billion aggregate principal amount of 6.50% Senior Subordinated Notes due 2024 (the “2024 Notes,” and, together with the 2022 Notes, the “New Notes”) at an issue price of 100% of the principal amount for each series of the New Notes.

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

On July 1, 2013, TransDigm issued $500 million in aggregate principal amount of its 7 1/2% Senior Subordinated Notes due 2021 (the “2021 Notes” and, together with the 2020 Notes, the 2022 Notes, and the 2024 Notes, the “Notes”) at an issue price of 100% of the principal amount. The 2021 Notes bear interest at the rate of 7 1/2% per annum, which accrues from July 1, 2013 and is payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2014. The 2021 Notes mature on July 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2021 Notes.

The Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the Notes. The Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its wholly-owned domestic subsidiaries named in the Indenture. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries. The Notes contain many of the restrictive covenants included in the 2014 Credit Facility. TransDigm is in compliance with all the covenants contained in the Notes.

At September 30, 2014, future maturities of long-term debt are as follows (in thousands):

Years ended September 30,
2015	$39,295
2016	39,295
2017	515,545
2018	34,295
2019	34,295
Thereafter	6,610,406

$7,273,131

12.	RETIREMENT PLANS

Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2014, 2013 and 2012 was approximately $8.7 million, $6.6 million and $4.9 million, respectively.

Defined Benefit Pension Plans—The Company maintains certain non-contributory defined benefit pension plans. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans

The Company maintains certain qualified, non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The plan assets as of September 30, 2014 and 2013 were approximately $69.5 million and $62.7 million, respectively. The Company’s projected benefit obligation for these defined benefit pension plans at September 30, 2014 and 2013 was $77.6 million and $66.6 million, respectively. The total liability recognized at September 30, 2014 and 2013 was $8.1 million and $3.9 million, respectively. The net periodic pension cost recognized in the Consolidated Statements of Income for the years ended September 30, 2014, 2013, and 2012 was $0.5 million, $0.8 million, and $0.6 million, respectively.

The Company has a non-qualified, non-contributory defined benefit pension plan, which covers certain retired employees. The plan is unfunded and provides defined benefits based on the final average salary of the employees as defined in the plan. The projected benefit obligation for this defined benefit pension plan and the total liability recognized in the Consolidated Balance Sheet at September 30, 2014 and 2013 was approximately $9.0 million and $8.5 million, respectively. The net periodic pension cost recognized in the Consolidated Statements of Income for each of the years ended September 30, 2014, 2013 and 2012 was $0.4 million.

13.	INCOME TAXES

The Company’s income tax provision on income before income taxes consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2014	2013	2012
Current
Federal	$138,596	$133,438	$122,884
State	7,807	8,933	12,855
Foreign	4,613	5,943	2,361

	151,016	148,314	138,100

Deferred	(9,416)	(2,614)	24,800

	$141,600	$145,700	$162,900

The differences between the income tax provision on income before income taxes at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2014	2013	2012
Tax at statutory rate of 35%	$156,979	$156,970	$170,754
State and local income taxes, net of federal benefit	5,658	4,858	5,221
Domestic manufacturing deduction	(13,980)	(14,388)	(9,126)
Other—net	(7,057)	(1,740)	(3,949)

Income tax provision	$141,600	$145,700	$162,900

The components of the deferred taxes consist of the following at September 30 (in thousands):

	2014	2013
Deferred tax assets:
Employee benefits, compensation and other accrued obligations	$60,457	$48,932
Inventory	19,610	18,912
Net operating losses	16,345	14,916
Tax credits	11,343	13,687
Interest rate swaps	9,258	5,384
Environmental	8,380	9,582
Product warranties	5,046	3,826
Other	2,364	—

Total	132,803	115,239
Less: Valuation allowance	(24,267)	(26,125)

Total deferred tax assets	108,536	89,114

Deferred tax liabilities:
Intangible assets	444,059	408,755
Property, plant and equipment	19,348	23,373
Unremitted foreign earnings	4,918	5,069
Other	4,789	6,036

Total deferred tax liabilities	473,114	443,233

Total net deferred tax liabilities	$364,578	$354,119

At September 30, 2014, the Company has United Kingdom net operating loss carryforwards of approximately $25.5 million and state net operating loss carryforwards of approximately $254 million that expire in various years from 2015 to 2032. A valuation allowance has been established equal to the amount of the net operating losses that the Company believes will not be utilized. The Company had foreign tax credit carryforwards which generate a tax benefit of approximately $9.3 million that expire from 2018 to 2022. The Company had state tax credit carryforwards of $3.1 million that expire from 2023 to 2029. A valuation allowance has been established equal to the amount of the foreign tax credits that the Company believes will not be utilized.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hungary, Malaysia, Mexico, Singapore, Sri Lanka and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2011. The Company is currently under U.S. federal examination for its fiscal 2012 and 2013 years and expects the examinations to be completed during fiscal 2015. AmSafe is subject to U.S. federal examinations for the 2008, 2009, 2010 and 2011 years. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.

The cumulative amount of the Company’s foreign undistributed net earnings for which no deferred taxes have been provided is approximately $38.1 million at September 30, 2014. The Company has no plans to repatriate such earnings in the foreseeable future.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013
Balance at beginning of period	$6,129	$6,932
Additions based on tax positions related to the prior year	990	151
Additions based on tax positions related to the current year	886	—
Lapse in statute of limitations	(1,139)	(1,171)
Acquisitions	7,085	217

Balance at end of period	$13,951	$6,129

Unrecognized tax benefits at September 30, 2014 and 2013, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $13.5 million and $5.7 million, respectively. The Company classifies all income tax related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2013, 2012 and 2011. As of September 30, 2014 and 2013, the Company accrued $2.9 million and $0.9 million, respectively, for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2015.

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

The Company’s consolidated balance sheet includes environmental remediation obligations at September 30, 2014 and 2013 of $23.3 million and $27.2 million, respectively.

15.	CAPITAL STOCK

Capital Stock—Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2014 and 2013 was 53,832,246 and 53,172,551, respectively. There were no shares of preferred stock outstanding at September 30, 2014 and 2013. The terms of the preferred stock have not been established.

On October 29, 2013, we announced a program replacing a previous program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate. During the year ended September 30, 2014, the Company repurchased 909,700 shares of its common stock at a gross cost of approximately $159.9 million at a weighted-average price of $175.68 per share. No repurchases were made under the program during the year ended September 30, 2013.

16.	SEGMENTS

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

The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces, lighting and control technology, military personnel parachutes and cargo aerial delivery systems. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

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

The following table presents net sales by reportable segment (in thousands):

	Fiscal Years Ended September 30,
	2014	2013	2012
Net sales to external customers
Power & Control	$1,077,214	$872,325	$776,342
Airframe	1,200,188	951,436	843,643
Non-aviation	95,504	100,639	80,223

	$2,372,906	$1,924,400	$1,700,208

The following table reconciles EBITDA As Defined by segment to consolidated income before taxes operations before income taxes (in thousands):

	Fiscal Years Ended September 30,
	2014	2013	2012
EBITDA As Defined
Power & Control	$550,735	$455,950	$410,259
Airframe	529,012	444,066	402,048
Non-aviation	18,479	23,647	24,133

Total segment EBITDA As Defined	1,098,226	923,663	836,440
Unallocated corporate expenses	25,019	23,385	27,421

Total Company EBITDA As Defined	1,073,207	900,278	809,019

Depreciation and amortization	96,385	73,515	68,227
Interest expense—net	347,688	270,685	211,906
Acquisition-related costs	20,541	26,433	18,866
Stock compensation expense	26,332	48,884	22,151
Other nonrecurring charges	2,129	1,991	—
Refinancing costs	131,622	30,281	—

Income before income taxes	$448,510	$448,489	$487,869

The following table presents capital expenditures and depreciation and amortization by segment (in thousands):

	Fiscal Years Ended September 30,
	2014	2013	2012
Capital expenditures
Power & Control	$11,645	$13,149	$9,436
Airframe	19,333	19,121	13,730
Non-aviation	3,097	2,773	1,920
Corporate	71	492	160

	$34,146	$35,535	$25,246

Depreciation and amortization
Power & Control	$38,251	$27,586	$21,565
Airframe	52,461	42,960	44,128
Non-aviation	4,579	2,614	2,393
Corporate	1,094	355	141

	$96,385	$73,515	$68,227

The following table presents total assets by segment (in thousands):

	September 30, 2014	September 30, 2013
Total assets
Power & Control	$2,432,898	$2,398,469
Airframe	3,263,926	2,958,974
Non-aviation	132,988	132,672
Corporate	927,036	658,764

	$6,756,848	$6,148,879

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

17.	STOCK-BASED COMPENSATION

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

Non-cash stock compensation expense recognized by the Company during the years ended September 30, 2014, 2013 and 2012 was $26.3 million, $48.9 million and $22.2 million, respectively.

During the year ended September 30, 2014, the Company recorded additional stock compensation expense of $6.4 million representing costs that would have been recognized over the remaining requisite service period of the award for options granted in fiscal 2012 that became fully vested under the market sweep provision, as discussed further below. During June 2013, a total of 2,409,420 unvested options granted prior to October 1, 2011 with a weighted-average exercise price per option of $58.35 became fully vested under the market sweep provision. Due to the accelerated vesting, the Company recorded additional stock compensation expense of $24.5 million representing costs that would have been recognized over the remaining requisite service period of the award.

The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2014, 2013 and 2012 was $57.53, $45.53 and $43.23, respectively.

Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2014, there was approximately $33.1 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of two years.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2014	2013	2012
Risk-free interest rate	1.71% to 2.03%	0.84% to 1.00%	1.10% to 1.50%
Expected life of options	6 years	6 years	6 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	35%	35%	40%

The risk-free interest rate is based upon the Treasury bond rates as of the grant date. The average expected life of stock-based awards is based on the Company’s actual historical exercise experience. Expected volatility of stock was calculated using a rate based upon the historical volatility of both TransDigm’s common stock and the stock of publicly traded companies in the Company’s peer group in the aerospace industry. Notwithstanding the special cash dividends paid in October 2012, July 2013 and June 2014, the Company historically has not paid regular cash dividends and does not anticipate paying regular cash dividends in future periods; thus, no dividend rate assumption is used.

The total fair value of options vested during fiscal years ended September 30, 2014, 2013, and 2012 was $23.6 million, $63.9 million and $11.4 million, respectively.

2014 Stock Option Plan

In July 2014, the board of directors of TD Group adopted a new stock option plan, which was subsequently approved by stockholders on October 2, 2014. The 2014 stock option plan permits TD Group to award our key employees, directors or consultants stock options. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2014 stock option plan is 5,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event.

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

In addition, in connection with the $12.85 per share special cash dividend paid in November 2012 and the $22.00 per share special cash dividend paid in July 2013, in order to take into account the earlier return of capital, the TD Group compensation committee adjusted the market-based vesting features in outstanding options pursuant to the authority granted to the committee under the TD Group stock incentive plan. Under this “market sweep” provision, unvested options granted in fiscal 2012 would accelerate and become fully vested if the closing price of the Company’s common stock exceeded $135.15 per share (originally $170 per share) on any 60 trading days during any consecutive 12-month period commencing two years from the date of grant. Options granted in fiscal 2013 and 2014 do not contain such accelerated vesting provision.

In addition to shares issued pursuant to options exercised, during the fiscal year ended September 30, 2014, 332 shares of common stock were issued with a weighted-average grant date fair value of $179.53 as payment to directors in lieu of cash.

Performance Vested Stock Options—All of the options granted through September 30, 2014 under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2014:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2013	5,147,806	$70.66
Granted	702,171	156.22
Exercised	(433,398)	52.71
Forfeited	(88,475)	144.12
Expired	—	—

Outstanding at September 30, 2014	5,328,104	$82.18	6.3 years	$544,265,824

Expected to vest	862,591	$119.40	8.5 years	$56,003,788

Exercisable at September 30, 2014	3,929,084	$61.38	5.4 years	$483,080,878

At September 30, 2014, there were 1,687,222 remaining shares available for award under TD Group’s 2006 stock incentive plan.

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

Time Vested Stock Options—The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the fiscal year ended September 30, 2014:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2013	113,467	$20.62
Granted	—	—
Exercised	(73,224)	16.44
Forfeited	—	—

Outstanding at September 30, 2014	40,243	$28.24	2.1 years	$6,281,530

Exercisable at September 30, 2014	40,243	$28.24	2.1 years	$6,281,530

Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2014:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2013	437,009	$37.69
Granted	—	—
Exercised	(152,741)	17.60

Outstanding at September 30, 2014	284,268	$48.48	3.2 years	$38,617,808

Exercisable at September 30, 2014	206,439	$17.71	1.3 years	$34,396,866

The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2014, 2013 and 2012 was $88.7 million, $120.8 million and $137.5 million, respectively.

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

Dividend equivalent payments on vested options including those options that became fully vested under market sweep provisions thereof were $126.6 million, $171.2 million and $3.3 million during the years ended September 30, 2014, 2013 and 2012, respectively.

18.	LEASES

TransDigm leases certain manufacturing facilities, equipment and vehicles with rental payments required through January 2051. Rental expense during the years ended September 30, 2014, 2013 and 2012 was $12.1 million, $9.2 million and $7.9 million, respectively.

Future minimum rental commitments at September 30, 2014 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $11.5 million in fiscal 2015, $10.4 million in fiscal 2016, $8.3 million in fiscal 2017, $6.7 million in fiscal 2018, $5.2 million in fiscal 2019, and $19.5 million thereafter.

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

The following summarizes the carrying amounts and fair values of financial instruments as of September 30 (in thousands):

		September 30, 2014		September 30, 2013
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$819,548	$819,548	$564,740	$564,740
Liabilities:
Interest rate swap agreements(1)	2	20,070	20,070	6,950	6,950
Interest rate swap agreements(2)	2	4,650	4,650	7,550	7,550
Short-term borrowings—trade receivable securitization facility	1	200,000	200,000	—	—
Long-term debt:
Term loans	2	3,873,131	3,821,000	3,081,238	3,065,000
7 3/4% Senior Subordinated Notes due 2018	1	—	—	1,600,000	1,708,000
5 1/2% Senior Subordinated Notes due 2020	1	550,000	529,000	550,000	540,000
7 1/2% Senior Subordinated Notes due 2021	1	500,000	531,000	500,000	536,000
6% Senior Subordinated Notes due 2022	1	1,150,000	1,121,000	—	—
6 1/2% Senior Subordinated Notes due 2024	1	1,200,000	1,182,000	—	—

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.
(2)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

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

The Company is exposed to, among other things, the impact of changes in interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks and does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. The Company has agreements with each of its Swap counterparties that contain a provision whereby if the Company defaults on the 2014 Credit Facility the Company could also be declared in default on its Swaps, resulting in an acceleration of payment under the Swaps.

Interest rate swap agreements are used to manage interest rate risk associated with floating-rate borrowings under our 2014 Credit Facility. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments that qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings.

On July 24, 2014, the Company entered into five forward-starting interest rate swap agreements beginning March 31, 2016 to hedge the variable interest rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2014 Credit Facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

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

At September 30, 2014, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2014 Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

The net after-tax loss included in accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the swap agreements was $20.1 million at September 30, 2014.

21.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following at September 30 (in thousands):

	2014	2013
Interest rate swap agreements, net of taxes of $8.9 million for 2014 and $5.2 million for 2013	$(15,888)	$(9,722)
Cumulative foreign currency translation adjustments	(3,056)	4,597
Pension liability adjustments, net of taxes of $3.7 million for 2014 and $0.9 million for 2013	(6,227)	(1,391)

Total	$(25,171)	$(6,516)

22.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 28, 2013	Second Quarter Ended March 29, 2014	Third Quarter Ended June 28, 2014	Fourth Quarter Ended September 30, 2014
	(in thousands, except per share amounts)
Year Ended September 30, 2014
Net sales	$529,322	$590,761	$610,582	$642,241
Gross profit	284,136	307,582	327,528	348,628
Net income	86,123	90,355	16,177	114,255
Net earnings (loss) per share—basic and diluted(1)	$1.44	$1.49	$(1.66)	$1.91

	First Quarter Ended December 29, 2012	Second Quarter Ended March 30, 2013	Third Quarter Ended June 29, 2013	Fourth Quarter Ended September 30, 2013
	(in thousands, except per share amounts)
Year Ended September 30, 2013
Net sales	$430,418	$465,609	$488,636	$539,737
Gross profit	238,547	259,310	268,986	282,719
Net income	74,170	67,937	76,655	84,027
Net earnings (loss) per share—basic and diluted(1)	$0.66	$1.25	$0.71	$(0.20)

(1)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share.
(2)	The Company’s operating results include the results of operations of acquisitions from the effective date of each acquisition. See Note 2 to the Consolidated Financial Statements.

23.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 2018 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of September 30, 2014 and September 30, 2013 and its statements of income and cash flows for the fiscal years ended September 30, 2014, 2013 and 2012 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2014

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,088	$782,648	$3,793	$31,019	$—	$819,548
Trade accounts receivable—Net	—	(305)	1,711	351,881	(1,980)	351,307
Inventories—Net	—	32,287	382,016	45,471	(700)	459,074
Deferred income taxes	—	37,669	—	—	—	37,669
Prepaid expenses and other	—	2,040	14,789	5,149	—	21,978

Total current assets	2,088	854,339	402,309	433,520	(2,680)	1,689,576
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,558,187)	5,327,465	3,758,085	(59,788)	(7,467,575)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,884	167,257	28,967	—	212,108
GOODWILL	—	64,461	3,289,295	171,321	—	3,525,077
TRADEMARKS AND TRADE NAMES	—	19,377	449,706	45,437	—	514,520
OTHER INTANGIBLE ASSETS—Net	—	20,689	642,305	41,099	(1,460)	702,633
DEBT ISSUE COSTS—Net	—	92,155	—	238	—	92,393
OTHER	—	7,845	11,754	942	—	20,541

TOTAL ASSETS	$(1,556,099)	$6,402,215	$8,720,711	$661,736	$(7,471,715)	$6,756,848

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$39,295	$—	$—	$—	$39,295
Short-term borrowings—trade receivable securitization facility	—	—	—	200,000	—	200,000
Accounts payable	—	17,629	85,328	14,768	(1,984)	115,741
Accrued liabilities	—	106,631	98,308	25,932	—	230,871

Total current liabilities	—	163,555	183,636	240,700	(1,984)	585,907
LONG-TERM DEBT	—	7,233,836	—	—	—	7,233,836
DEFERRED INCOME TAXES	—	402,538	—	(291)	—	402,247
OTHER NON-CURRENT LIABILITIES	—	42,470	42,445	6,042	—	90,957

Total liabilities	—	7,842,399	226,081	246,451	(1,984)	8,312,947

STOCKHOLDERS’ EQUITY (DEFICIT)	(1,556,099)	(1,440,184)	8,494,630	415,285	(7,469,731)	(1,556,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$(1,556,099)	$6,402,215	$8,720,711	$661,736	$(7,471,715)	$6,756,848

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2013

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,313	$536,863	$7,900	$18,664	$—	$564,740
Trade accounts receivable—Net	—	16,332	251,272	24,567	(1,722)	290,449
Inventories—Net	—	26,353	359,518	28,633	(923)	413,581
Deferred income taxes	—	30,182	—	—	—	30,182
Prepaid expenses and other	—	7,533	10,693	3,317	—	21,543

Total current assets	1,313	617,263	629,383	75,181	(2,645)	1,320,495
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(337,694)	5,206,201	2,527,374	77,853	(7,473,734)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,471	178,193	15,300	—	208,964
GOODWILL	—	67,245	3,192,519	84,143	—	3,343,907
TRADEMARKS AND TRADE NAMES	—	19,377	434,066	32,247	—	485,690
OTHER INTANGIBLE ASSETS—Net	—	22,130	663,881	19,249	(1,460)	703,800
DEBT ISSUE COSTS—Net	—	72,668	—	—	—	72,668
OTHER	—	2,633	10,520	201	1	13,355

TOTAL ASSETS	$(336,381)	$6,022,988	$7,635,936	$304,174	$(7,477,838)	$6,148,879

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$31,045	$—	$—	$—	$31,045
Accounts payable	—	14,353	82,661	11,481	(1,727)	106,768
Accrued liabilities	—	80,313	88,204	16,170	—	184,687

Total current liabilities	—	125,711	170,865	27,651	(1,727)	322,500
LONG-TERM DEBT	—	5,700,193	—	—	—	5,700,193
DEFERRED INCOME TAXES	—	384,301	—	—	—	384,301
OTHER NON-CURRENT LIABILITIES	—	32,474	45,748	44	—	78,266

Total liabilities	—	6,242,679	216,613	27,695	(1,727)	6,485,260

STOCKHOLDERS’ EQUITY (DEFICIT)	(336,381)	(219,691)	7,419,323	276,479	(7,476,111)	(336,381)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$(336,381)	$6,022,988	$7,635,936	$304,174	$(7,477,838)	$6,148,879

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED SEPTEMBER 30, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$125,389	$2,051,541	$206,952	$(10,976)	$2,372,906
COST OF SALES	—	74,312	895,041	146,878	(11,199)	1,105,032

GROSS PROFIT	—	51,077	1,156,500	60,074	223	1,267,874
SELLING AND ADMINISTRATIVE EXPENSES	—	65,272	176,516	34,658	—	276,446
AMORTIZATION OF INTANGIBLE ASSETS	—	1,388	55,730	6,490	—	63,608

INCOME (LOSS) FROM OPERATIONS	—	(15,583)	924,254	18,926	223	927,820
INTEREST EXPENSE—Net	—	349,289	(36)	(1,565)	—	347,688
REFINANCING COSTS	—	131,622	—	—	—	131,622
EQUITY IN INCOME OF SUBSIDIARIES	(306,910)	(639,539)	—	—	946,449	—

INCOME BEFORE INCOME TAXES	306,910	143,045	924,290	20,491	(946,226)	448,510
INCOME TAX PROVISION (BENEFIT)	—	(163,865)	293,961	11,504	—	141,600

NET INCOME	$306,910	$306,910	$630,329	$8,987	$(946,226)	$306,910

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(18,655)	(3,951)	(1,520)	(13,184)	18,655	(18,655)

TOTAL COMPREHENSIVE INCOME	$288,255	$302,959	$628,809	$(4,197)	$(927,571)	$288,255

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(123,074)	$952,855	$(303,763)	$15,204	$541,222
INVESTING ACTIVITIES:
Capital expenditures	—	(2,666)	(28,927)	(2,553)	—	(34,146)
Acquisition of business, net of cash acquired		(311,872)	—	—		(311,872)
Cash proceeds from sale of real estate	—	—	16,380	—	—	16,380

Net cash used in investing activities	—	(314,538)	(12,547)	(2,553)	—	(329,638)

FINANCING ACTIVITIES:
Intercompany activities	1,533,571	(694,208)	(944,415)	120,256	(15,204)	—
Excess tax benefits related to share-based payment arrangements	51,709	—	—	—	—	51,709
Proceeds from exercise of stock options	26,738	—	—	—	—	26,738
Dividends paid	(1,451,391)	—	—	—	—	(1,451,391)
Treasury stock purchased	(159,852)	—	—	—	—	(159,852)
Proceeds from credit facility—net	—	805,360	—	—	—	805,360
Repayment on credit facility	—	(33,107)	—	—	—	(33,107)
Proceeds from senior subordinated notes—net	—	2,326,366	—	—	—	2,326,366
Repurchase of senior subordinated notes due 2018	—	(1,721,014)	—	—	—	(1,721,014)
Proceeds from trade receivable securitization facility—net	—	—	—	199,164	—	199,164

Net cash provided by (used in) financing activities	775	683,397	(944,415)	319,420	(15,204)	43,973

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(749)	—	(749)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	775	245,785	(4,107)	12,355	—	254,808
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,313	536,863	7,900	18,664	—	564,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,088	$782,648	$3,793	$31,019	$—	$819,548

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2013

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(95,862)	$565,957	$8,703	$(8,593)	$470,205
INVESTING ACTIVITIES:
Capital expenditures	—	(2,047)	(29,727)	(3,761)	—	(35,535)
Acquisition of business, net of cash acquired		(483,257)	—	—	—	(483,257)
Cash proceeds from sale of investment	—	16,350	—	—	—	16,350

Net cash used in investing activities	—	(468,954)	(29,727)	(3,761)	—	(502,442)

FINANCING ACTIVITIES:
Intercompany activities	1,884,828	(1,365,022)	(532,824)	4,425	8,593	—
Excess tax benefits related to share-based payment arrangements	66,201	—	—	—	—	66,201
Proceeds from exercise of stock options	21,534	—	—	—	—	21,534
Dividends paid	(1,991,350)	—	—	—	—	(1,991,350)
Proceeds from credit facility—net	—	3,211,374	—	—	—	3,211,374
Repayment on credit facility	—	(2,187,885)	—	—	—	(2,187,885)
Proceeds from senior subordinated notes—net	—	1,036,321	—	—	—	1,036,321

Net cash provided by (used in) financing activities	(18,787)	694,788	(532,824)	4,425	8,593	156,195

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	258	—	258

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,787)	129,972	3,406	9,625	—	124,216
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,100	406,891	4,494	9,039	—	440,524

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,313	$536,863	$7,900	$18,664	$—	$564,740

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2012

(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$(119,491)	$523,759	$9,466	$151	$413,885
INVESTING ACTIVITIES:
Capital expenditures	—	(1,865)	(22,259)	(1,122)	—	(25,246)
Acquisition of businesses, net of cash acquired	—	(868,696)	—	—	—	(868,696)
Cash proceeds from sale of business	—	17,650	—	—	—	17,650

Net cash used in investing activities	—	(852,911)	(22,259)	(1,122)	—	(876,292)

FINANCING ACTIVITIES:
Intercompany activities	(47,715)	554,153	(499,121)	(7,166)	(151)	—
Excess tax benefits related to share-based payment arrangements	50,555	—	—	—	—	50,555
Proceeds from exercise of stock options	15,710	—	—	—	—	15,710
Dividends paid	(3,299)	—	—	—	—	(3,299)
Treasury stock purchased	(846)	—	—	—	—	(846)
Proceeds from credit facility—net	—	484,316	—	—	—	484,316
Repayment on credit facility	—	(19,250)	—	—	—	(19,250)

Net cash provided by (used in) financing activities	14,405	1,019,219	(499,121)	(7,166)	(151)	527,186

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(438)	—	(438)

INCREASE IN CASH AND CASH EQUIVALENTS	14,405	46,817	2,379	740	—	64,341
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	360,074	2,115	8,299	—	376,183

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,100	$406,891	$4,494	$9,039	$—	$440,524

*****

TRANSDIGM GROUP INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013, AND 2012

(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions from Reserve(1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions
Year Ended September 30, 2014
Allowance for doubtful accounts	$5,485	$682	$81	$(2,157)	$4,091
Reserve for excess and obsolete inventory	45,369	16,027	—	(5,810)	55,586
Valuation allowance for deferred tax assets	26,125	(4,494)	2,636	—	24,267
Year Ended September 30, 2013
Allowance for doubtful accounts	$4,960	$1,566	$1,137	$(2,178)	$5,485
Reserve for excess and obsolete inventory	36,081	14,159	148	(5,019)	45,369
Valuation allowance for deferred tax assets	16,150	10,217	(242)	—	26,125
Year Ended September 30, 2012
Allowance for doubtful accounts	2,873	1,555	1,066	(534)	4,960
Reserve for excess and obsolete inventory	25,623	11,839	4,933	(6,314)	36,081
Valuation allowance for deferred tax assets	15,874	453	7,050	(7,227)	16,150

(1)	The amounts in this column represent charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX

TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2014

EXHIBIT NO.	DESCRIPTION
3.138	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014 of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)

10.21	Form of Option Agreements for options granted in fiscal 2013*

10.22	Form of Option Agreements for options granted in fiscal 2014*

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of TransDigm Group Incorporated

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to Consolidated Financial Statements formatted in XBRL.

*	Indicates management contract or compensatory plan contract or arrangement.