Form 10-Q
period 2014-12-27
TransDigm Group INC
filed 2015-01-30
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 27, 2014.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,709,274 as of January 24, 2015.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	December 27, 2014	September 30, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,011,629	$819,548
Trade accounts receivable - Net	333,510	351,307
Inventories - Net	470,847	459,074
Deferred income taxes	36,808	37,669
Prepaid expenses and other	23,557	21,978

Total current assets	1,876,351	1,689,576

PROPERTY, PLANT AND EQUIPMENT - Net	211,822	212,108
GOODWILL	3,515,734	3,525,077
TRADEMARKS AND TRADE NAMES	512,670	514,520
OTHER INTANGIBLE ASSETS - Net	687,931	702,633
DEBT ISSUE COSTS - Net	88,435	92,393
OTHER	20,629	20,541

TOTAL ASSETS	$6,913,572	$6,756,848

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$39,295	$39,295
Short-term borrowings - trade receivable securitization facility	200,000	200,000
Accounts payable	92,710	115,741
Accrued liabilities	313,047	230,871

Total current liabilities	645,052	585,907

LONG-TERM DEBT	7,233,836	7,233,836
DEFERRED INCOME TAXES	396,731	402,247
OTHER NON-CURRENT LIABILITIES	102,686	90,957

Total liabilities	8,378,305	8,312,947

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 54,031,601 and 53,832,246 at December 27, 2014 and September 30, 2014, respectively	540	538
Additional paid-in capital	816,305	794,767
Accumulated deficit	(2,059,181)	(2,150,293)
Accumulated other comprehensive loss	(46,457)	(25,171)
Treasury stock, at cost; 1,415,100 shares at December 27, 2014 and September 30, 2014	(175,940)	(175,940)

Total stockholders’ (deficit) equity	(1,464,733)	(1,556,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$6,913,572	$6,756,848

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN WEEK PERIODS ENDED

DECEMBER 27, 2014 AND DECEMBER 28, 2013

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended
	December 27, 2014	December 28, 2013

NET SALES	$586,898	$529,322

COST OF SALES	265,725	245,186

GROSS PROFIT	321,173	284,136

SELLING AND ADMINISTRATIVE EXPENSES	67,479	57,127
AMORTIZATION OF INTANGIBLE ASSETS	13,026	16,383

INCOME FROM OPERATIONS	240,668	210,626

INTEREST EXPENSE - Net	98,935	80,853

INCOME BEFORE INCOME TAXES	141,733	129,773

INCOME TAX PROVISION	46,200	43,650

NET INCOME	$95,533	$86,123

NET INCOME APPLICABLE TO COMMON STOCK	$92,168	$81,984

Net earnings per share - see Note 5:

Basic and diluted	$1.63	$1.44

Weighted-average shares outstanding:
Basic and diluted	56,591	56,991

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN WEEK PERIODS ENDED

DECEMBER 27, 2014 AND DECEMBER 28, 2013

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended
	December 27,	December 28,
	2014	2013
Net income	$95,533	$86,123

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(10,748)	2,647

Interest rate swap agreements, net of taxes of $5.9 million and $1.8 million for the thirteen week periods ended December 27, 2014 and December 28, 2013, respectively	(10,538)	4,064

Other comprehensive income, net of tax	(21,286)	6,711

TOTAL COMPREHENSIVE INCOME	$74,247	$92,834

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2014

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital			Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2014	53,832,246	$538	$794,767	$(2,150,293)	$(25,171)	(1,415,100)	$(175,940)	$(1,556,099)
Unvested dividend equivalents	—	—	—	(4,421)	—	—	—	(4,421)
Compensation expense recognized for employee stock options	—	—	5,764	—	—	—	—	5,764
Excess tax benefits related to share-based payment arrangements	—	—	8,264	—	—	—	—	8,264
Exercise of employee stock options	198,727	2	7,391	—	—	—	—	7,393
Common stock issued	628	—	119	—	—	—	—	119
Net income	—	—	—	95,533	—	—	—	95,533
Foreign currency translation adjustments	—	—	—	—	(10,748)	—	—	(10,748)
Interest rate swaps, net of tax	—	—	—	—	(10,538)	—	—	(10,538)

BALANCE, DECEMBER 27, 2014	54,031,601	$540	$816,305	$(2,059,181)	$(46,457)	(1,415,100)	$(175,940)	$(1,464,733)

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended
	December 27, 2014	December 28, 2013
OPERATING ACTIVITIES:
Net income	$95,533	$86,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,425	7,404
Amortization of intangible assets	13,357	16,435
Amortization of debt issue costs	3,999	3,085
Non-cash equity compensation	5,764	4,175
Excess tax benefits related to share-based payment arrangements	(8,264)	(3,636)
Deferred income taxes	923	(87)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	17,096	(3,034)
Inventories	(12,646)	(2,216)
Income taxes receivable/payable	40,589	45,118
Other assets	(3,156)	3,156
Accounts payable	(22,773)	(24,773)
Accrued and other liabilities	50,112	(16,043)

Net cash provided by operating activities	188,959	115,707

INVESTING ACTIVITIES:
Capital expenditures	(8,138)	(8,097)
Acquisition of businesses, net of cash acquired	—	(263,892)

Net cash used in investing activities	(8,138)	(271,989)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	8,264	3,636
Proceeds from exercise of stock options	7,391	2,893
Dividends paid	(3,365)	(4,139)
Other	(41)	(78)

Net cash provided by financing activities	12,249	2,312

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(989)	154

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	192,081	(153,816)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	819,548	564,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,011,629	$410,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,307	$77,125

Cash paid during the period for income taxes	$944	$306

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTEEN WEEK PERIODS ENDED DECEMBER 27, 2014 AND DECEMBER 28, 2013

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

Separate Financial Statements – Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 5 1/2% Senior Subordinated Notes due 2020 (the “2020 Notes”), 7 1/2% Senior Subordinated Notes due 2021 (the “2021 Notes”), 6% Senior Subordinated Notes due 2022 (the “2022 Notes”) and 6 1/2% Senior Subordinated Notes due 2024 (the “2024 Notes”) are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing 100% owned domestic subsidiaries of TransDigm Inc. (except TransDigm Receivables LLC and certain minor subsidiaries) and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2014 included in TD Group’s Form 10-K dated November 14, 2014. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2014 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 27, 2014 are not necessarily indicative of the results to be expected for the full year.

3.	ACQUISITIONS

Elektro-Metall Export GmbH – On March 6, 2014, TransDigm Germany GmbH, a newly formed subsidiary of TransDigm Inc., acquired Elektro-Metall Export GmbH (“EME”) for approximately $49.6 million, which comprises $40.4 million in cash plus the assumption of approximately $9.2 million of net indebtedness. EME manufactures proprietary, highly engineered aerospace electromechanical actuators, electrical and electromechanical components and assemblies for commercial aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. EME is included in TransDigm’s Airframe segment. The Company expects that the approximately $20.3 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Airborne Global Inc. – On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”) for approximately $264.2 million in cash, which includes a purchase price adjustment of $0.3 million paid in the second quarter of fiscal 2014. Airborne is the industry leading designer and manufacturer of personnel parachutes, cargo aerial delivery systems, emergency escape systems, naval decoys and other related products. These products fit well with TransDigm’s overall business direction. Airborne is included in TransDigm’s Airframe segment. The Company expects that the approximately $155.9 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of EME; therefore, the values attributed to those acquired assets in the condensed consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirteen week periods ended December 27, 2014 or December 28, 2013 are not significant and, accordingly, are not provided.

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

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended
	December 27, 2014	December 28, 2013

Numerator for earnings per share:
Net income	$95,533	$86,123
Less dividends paid on participating securities	(3,365)	(4,139)

Net income applicable to common stock - basic and diluted	$92,168	$81,984

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,511	52,687
Vested options deemed participating securities	4,080	4,304

Total shares for basic and diluted earnings per share	56,591	56,991

Basic and diluted earnings per share	$1.63	$1.44

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Less than 4% of the inventory was valued under the LIFO method at December 27, 2014.

Inventories consist of the following (in thousands):

	December 27, 2014	September 30, 2014
Raw materials and purchased component parts	$308,443	$298,318
Work-in-progress	135,450	146,980
Finished Goods	83,349	69,658

Total	527,242	514,956
Reserves for excess and obsolete inventory and LIFO	(56,395)	(55,882)

Inventories - net	$470,847	$459,074

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	December 27, 2014			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$853,115	$196,601	$656,514	$854,918	$186,278	$668,640
Order backlog	8,006	8,006	—	8,006	6,006	2,000
Other	43,253	11,836	31,417	43,252	11,259	31,993

Total	$904,374	$216,443	$687,931	$906,176	$203,543	$702,633

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended December 27, 2014 and December 28, 2013 was approximately $13.4 million and $16.4 million, respectively. The estimated amortization expense is $46.3 million for fiscal 2015 and $44.3 million for each of the five succeeding fiscal years 2016 through 2020.

The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2014 through December 27, 2014 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance, September 30, 2014	$1,606,948	$1,862,760	$55,369	$3,525,077
Goodwill acquired during the year	—	—	—	—
Purchase price allocation adjustments	—	(2,424)	—	(2,424)
Other	—	(6,919)	—	(6,919)

Balance, December 27, 2014	$1,606,948	$1,853,417	$55,369	$3,515,734

8.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the quarter ended December 27, 2014 and December 28, 2013, the effective income tax rate was 32.6% and 33.6%, respectively. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction. The lower effective tax rate for the quarter ended December 27, 2014 was primarily due to a discrete adjustment related to the retroactive reinstatement of the research and development tax credit.

The Company and its subsidiaries file income tax returns in the U.S federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hungary, Malaysia, Mexico, Singapore, Sri Lanka, and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2011. The Company is currently under U.S. federal examination for its fiscal 2012 and 2013 years and expects the examinations to be completed during fiscal 2015. AmSafe is subject to U.S. federal examinations for 2008, 2009, 2010 and 2011 years. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.

At December 27, 2014 and September 30, 2014, TD Group had $12.3 million and $13.9 million in unrecognized tax benefits, the recognition of which would have an effect on the effective tax rate for each period of approximately $11.8 million and $13.5 million, respectively. The Company believes that the tax positions that comprise the unrecognized tax benefit will be reduced by approximately $2.7 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		December 27, 2014		September 30, 2014
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$1,011,629	$1,011,629	$819,548	$819,548
Liabilities:
Interest rate swap agreements (1)	2	24,170	24,170	20,070	20,070
Interest rate swap agreements (2)	2	18,030	18,030	4,650	4,650
Short-term borrowings - trade receivable securitization facility	1	200,000	200,000	200,000	200,000
Long-term debt:
Term loans	2	3,873,131	3,792,000	3,873,131	3,821,000
5 1/2% Senior Subordinated Notes due 2020	1	550,000	543,000	550,000	529,000
7 1/2% Senior Subordinated Notes due 2021	1	500,000	533,000	500,000	531,000
6% Senior Subordinated Notes due 2022	1	1,150,000	1,150,000	1,150,000	1,121,000
6 1/2% Senior Subordinated Notes due 2024	1	1,200,000	1,212,000	1,200,000	1,182,000

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.
(2)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes were based upon quoted market prices.

10.	DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to, among other things, the impact of changes in interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks and does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. The company has agreements with each of its swap counterparties that contain a provision whereby if the Company defaults on the credit facility the Company could also be declared in default on its swaps, resulting in an acceleration of payment under the Swaps.

Interest rate swap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments that qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings.

At December 27, 2014, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At December 27, 2014, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At December 27, 2014, three interest rate swap agreements were in place to swap variable rates on the credit facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

Based on the fair value amounts of the interest rate swap agreements determined as of December 27, 2014, the estimated net amount of existing gains and losses expected to be reclassified into interest expense within the next twelve months is approximately $18.4 million.

11.	SEGMENTS

The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation. Effective October 1, 2014, the Company made certain organizational realignments of the businesses comprising the Power & Control and the Airframe segments. Operating results for the thirteen week period ended December 28, 2013 were reclassified to conform to the presentation for the thirteen week period ended December 27, 2014.

The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, engineered connectors and elastomers, power conditioning devices and specialized AC/DC electric motors and generators. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces, lighting and control technology, personnel parachutes, cargo aerial delivery systems, emergency escape systems and naval decoys. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

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

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended
	December 27, 2014	December 28, 2013
Net sales to external customers
Power & Control	$283,379	$274,050
Airframe	281,614	231,824
Non-aviation	21,905	23,448

	$586,898	$529,322

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Thirteen Week Periods Ended
	December 27, 2014	December 28, 2013
EBITDA As Defined
Power & Control	$146,128	$136,959
Airframe	125,821	106,495
Non-aviation	4,738	5,106

Total segment EBITDA As Defined	276,687	248,560
Unallocated corporate expenses	6,959	5,003

Total Company EBITDA As Defined	269,728	243,557

Depreciation and amortization	21,785	23,839
Interest expense - net	98,935	80,853
Acquisition-related costs	1,511	4,917
Stock compensation expense	5,764	4,175

Income before income taxes	$141,733	$129,773

The following table presents total assets by segment (in thousands):

	December 27, 2014	September 30, 2014
Total assets
Power & Control	$2,446,634	$2,453,308
Airframe	3,210,249	3,243,516
Non-aviation	133,654	132,988
Corporate	1,123,035	927,036

	$6,913,572	$6,756,848

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

12.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of December 27, 2014 and September 30, 2014 and its statements of income and comprehensive income and cash flows for the thirteen week periods ended December 27, 2014 and December 28, 2013 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 27, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$715	$989,052	$199	$21,663	$—	$1,011,629
Trade accounts receivable - Net	—	(278)	(3,913)	337,701	—	333,510
Inventories - Net	—	35,063	387,544	48,940	(700)	470,847
Deferred income taxes	—	36,808	—	—	—	36,808
Prepaid expenses and other	—	1,967	16,617	4,973	—	23,557

Total current assets	715	1,062,612	400,447	413,277	(700)	1,876,351

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	$(1,465,444)	$5,325,555	$3,906,050	$(40,870)	$(7,725,291)	$—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,808	167,368	28,646	—	211,822
GOODWILL	—	61,921	3,289,410	164,403	—	3,515,734
TRADEMARKS AND TRADE NAMES	—	19,376	449,706	43,588	—	512,670
OTHER INTANGIBLE ASSETS - Net	—	20,395	631,552	37,445	(1,461)	687,931
DEBT ISSUE COSTS - Net	—	88,305	—	130	—	88,435
OTHER	—	7,810	11,866	953	—	20,629

TOTAL ASSETS	$(1,464,729)	$6,601,782	$8,856,399	$647,572	$(7,727,452)	$6,913,572

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$39,295	$—	$—	$—	$39,295
Short-term borrowings — trade receivable securitization facility	—	—	—	200,000	—	200,000
Accounts payable	—	13,835	69,698	13,804	(4,627)	92,710
Accrued liabilities	—	207,664	83,056	22,327	—	313,047

Total current liabilities	—	260,794	152,754	236,131	(4,627)	645,052

LONG-TERM DEBT	—	7,233,836	—	—	—	7,233,836
DEFERRED INCOME TAXES	—	397,010	—	(279)	—	396,731
OTHER NON-CURRENT LIABILITIES	—	57,585	39,477	5,624	—	102,686

Total liabilities	—	7,949,225	192,231	241,476	(4,627)	8,378,305

STOCKHOLDERS’ (DEFICIT) EQUITY	(1,464,729)	(1,347,443)	8,664,168	406,096	(7,722,825)	(1,464,733)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,464,729)	$6,601,782	$8,856,399	$647,572	$(7,727,452)	$6,913,572

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,088	$782,648	$3,793	$31,019	$—	$819,548
Trade accounts receivable - Net	—	(305)	1,711	351,881	(1,980)	351,307
Inventories - Net	—	32,287	382,016	45,471	(700)	459,074
Deferred income taxes	—	37,669	—	—	—	37,669
Prepaid expenses and other	—	2,040	14,789	5,149	—	21,978

Total current assets	2,088	854,339	402,309	433,520	(2,680)	1,689,576

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,558,187)	5,327,465	3,758,085	(59,788)	(7,467,575)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,884	167,257	28,967	—	212,108
GOODWILL	—	64,461	3,289,295	171,321	—	3,525,077
TRADEMARKS AND TRADE NAMES	—	19,377	449,706	45,437	—	514,520
OTHER INTANGIBLE ASSETS - Net	—	20,689	642,305	41,099	(1,460)	702,633
DEBT ISSUE COSTS - Net	—	92,155	—	238	—	92,393
OTHER	—	7,845	11,754	942	—	20,541

TOTAL ASSETS	$(1,556,099)	$6,402,215	$8,720,711	$661,736	$(7,471,715)	$6,756,848

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$39,295	$—	$—	$—	$39,295
Short-term borrowings - trade receivable securitization facility	—	—	—	200,000	—	200,000
Accounts payable	—	17,629	85,328	14,768	(1,984)	115,741
Accrued liabilities	—	106,631	98,308	25,932	—	230,871

Total current liabilities	—	163,555	183,636	240,700	(1,984)	585,907

LONG-TERM DEBT	—	7,233,836	—	—	—	7,233,836
DEFERRED INCOME TAXES	—	402,538	—	(291)	—	402,247
OTHER NON-CURRENT LIABILITIES	—	42,470	42,445	6,042	—	90,957

Total liabilities	—	7,842,399	226,081	246,451	(1,984)	8,312,947

STOCKHOLDERS’ (DEFICIT) EQUITY	(1,556,099)	(1,440,184)	8,494,630	415,285	(7,469,731)	(1,556,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,556,099)	$6,402,215	$8,720,711	$661,736	$(7,471,715)	$6,756,848

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$31,568	$511,507	$46,886	$(3,063)	$586,898

COST OF SALES	—	18,484	217,985	32,319	(3,063)	265,725

GROSS PROFIT	—	13,084	293,522	14,567	—	321,173

SELLING AND ADMINISTRATIVE EXPENSES	—	15,758	43,899	7,822	—	67,479
AMORTIZATION OF INTANGIBLE ASSETS	—	347	10,701	1,978	—	13,026

INCOME (LOSS) FROM OPERATIONS	—	(3,021)	238,922	4,767	—	240,668
INTEREST EXPENSE - Net	—	101,418	48	(2,531)	—	98,935
EQUITY IN INCOME OF SUBSIDIARIES	(95,533)	(165,836)	—	—	261,369	—

INCOME BEFORE INCOME TAXES	95,533	61,397	238,874	7,298	(261,369)	141,733

INCOME TAX PROVISION (BENEFIT)	—	(34,136)	78,514	1,822	—	46,200

NET INCOME	$95,533	$95,533	$160,360	$5,476	$(261,369)	$95,533

OTHER COMPREHENSIVE INCOME, NET OF TAX	(21,286)	(6,709)	(287)	(14,290)	21,286	(21,286)

TOTAL COMPREHENSIVE INCOME	$74,247	$88,824	$160,073	$(8,814)	$(240,083)	$74,247

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 28, 2013

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated

NET SALES	$—	$26,741	$468,056	$36,300	$(1,775)	$529,322

COST OF SALES	—	15,594	206,624	24,966	(1,998)	245,186

GROSS PROFIT	—	11,147	261,432	11,334	223	284,136

SELLING AND ADMINISTRATIVE EXPENSES	—	12,166	39,069	5,892	—	57,127

AMORTIZATION OF INTANGIBLE ASSETS	—	347	15,774	262	—	16,383

INCOME (LOSS) FROM OPERATIONS	—	(1,366)	206,589	5,180	223	210,626

INTEREST EXPENSE - Net	—	80,646	71	136	—	80,853
EQUITY IN INCOME OF SUBSIDIARIES	(86,123)	(129,017)	—	—	215,140	—

INCOME BEFORE INCOME TAXES	86,123	47,005	206,518	5,044	(214,917)	129,773

INCOME TAX PROVISION (BENEFIT)	—	(39,118)	80,648	2,120	—	43,650

NET INCOME	$86,123	$86,123	$125,870	$2,924	$(214,917)	$86,123

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	6,711	3,807	817	2,087	(6,711)	6,711

TOTAL COMPREHENSIVE INCOME	$92,834	$89,930	$126,687	$5,011	$(221,628)	$92,834

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2014

(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$59,985	$142,334	$(2,765)	$(10,595)	$188,959

INVESTING ACTIVITIES:
Capital expenditures	—	(467)	(6,576)	(1,095)	—	(8,138)
Acquisition of business, net of cash acquired	—	—	—	—	—	—

Net cash used in investing activities	—	(467)	(6,576)	(1,095)	—	(8,138)

FINANCING ACTIVITIES:
Intercompany activities	(13,663)	146,927	(139,352)	(4,507)	10,595	—
Excess tax benefits related to share-based payment arrangements	8,264	—	—	—	—	8,264
Proceeds from exercise of stock options	7,391	—	—	—	—	7,391
Dividends paid	(3,365)	—	—	—	—	(3,365)
Other	—	(41)	—	—	—	(41)

Net cash provided by (used in) financing activities	(1,373)	146,886	(139,352)	(4,507)	10,595	12,249

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(989)	—	(989)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,373)	206,404	(3,594)	(9,356)	—	192,081

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,088	782,648	3,793	31,019	—	819,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$715	$989,052	$199	$21,663	$—	$1,011,629

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

For the first quarter of fiscal 2015, we generated net sales of $586.9 million and net income of $95.5 million. EBITDA As Defined was $269.7 million, or 46.0% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Acquisitions

Acquisitions during the previous fiscal year are more fully described in Note 3, “Acquisitions” in the notes to the condensed consolidated financial statements included herein.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	December 27, 2014	December 28, 2013
	(in thousands)
Net income	$95,533	$86,123
Adjustments:
Depreciation and amortization expense	21,785	23,839
Interest expense, net	98,935	80,853
Income tax provision	46,200	43,650

EBITDA	262,453	234,465
Adjustments:
Inventory purchase accounting adjustments(1)	—	2,438
Acquisition integration costs(2)	1,477	1,778
Acquisition transaction-related expenses(3)	223	701
Non-cash stock compensation expense(4)	5,764	4,175
Other nonrecurring items, net	(189)	—

EBITDA As Defined	$269,728	$243,557

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Period Ended
	December 27, 2014	December 28, 2013
	(in thousands)
Net Cash Provided by Operating Activities	$188,959	$115,707
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(69,219)	(2,208)
Interest expense, net (1)	94,936	77,768
Income tax provision - current	45,277	43,737
Non-cash stock compensation expense (2)	(5,764)	(4,175)
Excess tax benefit from exercise of stock options	8,264	3,636

EBITDA	262,453	234,465
Adjustments:
Inventory purchase accounting adjustments(3)	—	2,438
Acquisition integration costs (4)	1,477	1,778
Acquisition transaction-related expenses (5)	223	701
Non-cash stock compensation expense (2)	5,764	4,175
Other nonrecurring charges	(189)	—

EBITDA As Defined	$269,728	$243,557

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option plans.
(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2014. There have been no significant changes to our critical accounting policies during the thirteen week period ended December 27, 2014.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	December 27, 2014	% of Sales	December 28, 2013	% of Sales
Net sales	$586,898	100.0%	$529,322	100.0%
Cost of sales	265,725	45.3	245,186	46.3
Selling and administrative expenses	67,479	11.5	57,127	10.8
Amortization of intangible assets	13,026	2.2	16,383	3.1

Income from operations	240,668	41.0	210,626	39.8
Interest expense, net	98,935	16.9	80,853	15.3
Income tax provision	46,200	7.9	43,650	8.2

Net income	$95,533	16.3%	$86,123	17.3%

Changes in Results of Operations

Thirteen week period ended December 27, 2014 compared with the thirteen week period ended December 28, 2013.

Total Company

•

Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended December 27, 2014 and December 28, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	December 27, 2014	December 28, 2013	Change
Organic sales	$542.6	$529.3	$13.3	2.5%
Acquisition sales	44.3	—	44.3	8.4%

	$586.9	$529.3	$57.6	10.9%

Commercial aftermarket sales increased $10.6 million, or an increase of 5.1%, commercial OEM sales increased $9.0 million, or an increase of 6.0%, and defense sales decreased $3.6 million, or decrease of 2.5%, for the quarter ended December 27, 2014 compared to the quarter ended December 28, 2013.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisitions of EME and Airborne in fiscal 2014.

•

Cost of Sales and Gross Profit. Cost of sales increased by $20.5 million, or 8.4%, to $265.7 million for the quarter ended December 27, 2014 compared to $245.2 million for the quarter ended December 28, 2013. Cost of sales and the related percentage of total sales for the thirteen week periods ended December 27, 2014 and December 28, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 27, 2014	December 28, 2013	Change	% Change
Cost of sales - excluding acquisition-related costs below	$263.7	$240.5	$23.2	9.6%
% of total sales	44.9%	45.4%

Inventory purchase accounting adjustments	—	2.4	(2.4)	-100.0%
% of total sales	0.0%	0.5%

Acquisition integration costs	1.1	1.7	(0.6)	-35.3%
% of total sales	0.2%	0.3%

Stock compensation expense	0.9	0.6	0.3	50.0%
% of total sales	0.2%	0.1%

Total cost of sales	$265.7	$245.2	$20.5	8.4%

% of total sales	45.3%	46.3%

Gross profit	$321.2	$284.1	$37.1	13.1%

Gross profit percentage	54.7%	53.7%

The increase in the dollar amount of cost of sales during the thirteen week period ended December 27, 2014 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth partially offset by lower acquisition-related costs as shown in the table above.

Gross profit as a percentage of sales increased by 1.0 percentage point to 54.7% for the thirteen week period ended December 27, 2014 from 53.7% for the thirteen week period ended December 28, 2013. The dollar amount of gross profit increased by $37.1 million, or 13.1%, for the quarter ended December 27, 2014 compared to the comparable quarter last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $14 million for the quarter ended December 27, 2014, which represented gross profit of approximately 32% of the acquisition sales. The lower gross profit margin on the acquisition sales reduced gross profit as a percentage of consolidated sales by approximately 2 percentage points.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $3 million for the quarter ended December 27, 2014.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $20 million for the quarter ended December 27, 2014.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $10.4 million to $67.5 million, or 11.5% of sales, for the thirteen week period ended December 27, 2014 from $57.1 million, or 10.8% of sales, for the thirteen week period ended December 28, 2013. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended December 27, 2014 and December 28, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 27, 2014	December 28, 2013	Change	% Change

Selling and administrative expenses - excluding costs below	$62.4	$52.9	$9.5	18.0%
% of total sales	10.6%	10.0%

Stock compensation expense	4.9	3.5	1.4	40.0%
% of total sales	0.8%	0.7%

Acquisition related expenses	0.2	0.7	(0.5)	-71.4%
% of total sales	0.0%	0.1%

Total selling and administrative expenses	$67.5	$57.1	$10.4	18.2%

% of total sales	11.5%	10.8%

The increase in the dollar amount of selling and administrative expenses during the quarter ended December 27, 2014 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $6.5 million, which was approximately 15% of the acquisition sales.

•

Amortization of Intangible Assets. Amortization of intangible assets decreased to $13.0 million for the quarter ended December 27, 2014 from $16.4 million for the comparable quarter last year. The net decrease of $3.4 million was primarily due to order backlog amortization expense from prior acquisitions becoming fully amortized.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $18.1 million, or 22.4%, to $98.9 million for the quarter ended December 27, 2014 from $80.9 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $7.47 billion for the quarter ended December 27, 2014 and approximately $5.73 billion for the quarter ended December 28, 2013. The increase in weighted average level of borrowings was primarily due to the issuance in June 2014 of the $2,350 million 2022 and 2024 Notes, borrowings under the trade receivable securitization facility in June 2014, and the issuance in June 2014 of $825 million of additional borrowings under the 2014 Credit Facility, partially offset by the repayment of $1.6 billion of 7.75% Senior Subordinated Notes due 2018. The weighted average interest rate for cash interest payments on total outstanding borrowings at December 27, 2014 was 5.11%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 32.6% for the quarter ended December 27, 2014 compared to 33.6% for the quarter ended December 28, 2013. The lower effective tax rate for the quarter ended December 27, 2014 was primarily due to a discrete adjustment related to the retroactive reinstatement of the research and development tax credit.

•

Net Income. Net income increased $9.4 million, or 10.9%, to $95.5 million for the quarter ended December 27, 2014 compared to net income of $86.1 million for the quarter ended December 28, 2013, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.63 for the quarter ended December 27, 2014 and $1.44 per share for the quarter ended December 28, 2013. Net income for the thirteen week period ended December 27, 2014 of $95.5 million was decreased by an allocation of dividends on participating securities of $3.3 million, or $0.06 per share, resulting in net income available to common shareholders of $92.2 million. Net income for the thirteen week period ended December 28, 2013 of $86.1 million was decreased by an allocation of dividends on participating securities of $4.1 million, or $0.07 per share, resulting in net income available to common shareholders of $82.0 million. The increase in earnings per share of $0.19 per share to $1.63 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended December 27, 2014 and December 28, 2013 as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 27, 2014	% of Sales	December 28, 2013	% of Sales	Change	% Change
Power & Control	$283.4	48.3%	$274.1	51.8%	$9.3	3.4%
Airframe	281.6	48.0%	231.8	43.8%	49.8	21.5%
Non-aviation	21.9	3.7%	23.4	4.4%	(1.5)	-6.4%

	$586.9	100.0%	$529.3	100.0%	$57.6	10.9%

Sales for the Power & Control segment increased $9.3 million, or an increase of 3.4%, for the quarter ended December 27, 2014 compared to the quarter ended December 28, 2013. The organic sales increase resulted from increases in commercial aftermarket, commercial OEM and defense sales.

Acquisition sales for the Airframe segment totaled $44.3 million, or an increase of 19.1%, resulting from the acquisitions of EME and Airborne in fiscal 2014. Organic sales increased $5.5 million, or an increase of 2.4%, for the quarter ended December 27, 2014 compared to the quarter ended December 28, 2013. The organic sales increase resulted from increases in commercial aftermarket and commercial OEM sales partially offset by a decrease in defense sales.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended December 27, 2014 and December 28, 2013 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 27, 2014	% of Segment Sales	December 28, 2013	% of Segment Sales	Change	% Change
Power & Control	$146.1	51.4%	$137.0	50.1%	$9.1	6.6%
Airframe	125.8	44.8%	106.5	45.9%	19.3	18.1%
Non-aviation	4.8	21.9%	5.1	21.8%	(0.3)	-5.9%

	$276.7	52.3%	$248.6	57.8%	$28.1	11.3%

EBITDA As Defined for the Power & Control segment increased $9.1 million, or an increase of 6.6%, resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

EBITDA As Defined for the Airframe segment from the acquisitions of EME and Airborne was approximately $8.5 million, or an increase of 8.0%, for the quarter ended December 27, 2014. Organic EBITDA As Defined increased approximately $10.8 million, or an increase of 10.1%, resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

Backlog

As of December 27, 2014, the Company estimated its sales order backlog at $1,233 million compared to an estimated sales order backlog of $1,192 million as of December 28, 2013. The increase in backlog is primarily due to acquisitions. The majority of the purchase orders outstanding as of December 27, 2014 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 27, 2014 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $189.0 million of net cash from operating activities during the thirteen week period ended December 27, 2014 compared to $115.7 million during the thirteen week period ended December 28, 2013. The net increase of $73.3 million was due primarily to an increase in income from operations and lower interest payments during the period.

Investing Activities. Net cash used in investing activities comprised capital expenditures of $8.1 million during the thirteen week period ended December 27, 2014. Net cash used in investing activities was $272.0 million during the thirteen week period ended December 28, 2013 consisting of cash paid in connection with acquisitions of $263.9 million and capital expenditures of $8.1 million.

Financing Activities. Net cash provided by financing activities during the thirteen week period ended December 27, 2014 was $12.2 million, which primarily comprised $15.7 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options partially offset by $3.4 million of dividend equivalent payments.

Net cash provided by financing activities during the thirteen week period ended December 28, 2013 was $2.3 million, which primarily comprised $6.5 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options partially offset by $4.1 million of dividend equivalent payments.

Description of Senior Secured Credit Facilities and Indentures

Senior Secured Credit Facilities

TransDigm has $3,925 million in fully drawn term loans (the “Term Loan Facility”) and a $420 million Revolving Credit Facility (together with the Term Loan Facility, the “Credit Facility”).

The Term Loan Facility consists of three tranches of term loans—tranche B term loans, tranche C term loans and tranche D term loans, and the Revolving Credit Facility consisting of one tranche—revolving B commitments, which include up to $100 million of multicurrency revolving commitments. The tranche B term loans consist of $500 million in the aggregate maturing on February 14, 2017, the tranche C term loans consist of $2,600 million in the aggregate maturing on February 28, 2020 and the tranche D term loans consist of $825 million in the aggregate maturing on June 4, 2021. The Term Loan Facility requires quarterly principal payments of $9.9 million beginning on September 30, 2014. No principal payment was due in the quarter ended December 27, 2014.

The revolving B commitments consist of $420 million in the aggregate and mature on February 28, 2018. At December 27, 2014, the Company had $11.1 million letters of credit outstanding and $408.9 million of borrowings available under the Credit Facility.

The interest rates per annum applicable to the loans under the Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. At December 27, 2014, the applicable interest rate was 3.5% on the tranche B term loan and 3.75% on the tranche C and tranche D term loans.

At December 27, 2014, three interest rate swap agreements were in place to swap variable rates on the Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

At December 27, 2014, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $750 million through

June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At December 27, 2014, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

The Term Loan Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the 2014 Credit Facility), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ending September 30, 2014, subject to certain exceptions. No such mandatory prepayment of principal was required pursuant to the Excess Cash Flow calculation for the fiscal year ended September 30, 2014. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Term Loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. In addition, if prior to June 4, 2015 the principal amount of the Tranche D Term Loans are (i) prepaid substantially concurrently with the incurrence by TD Group, TransDigm or any its subsidiaries of new bank loans that have an effective yield lower than the yield in effect on the term loans so prepaid or (ii) received by a lender due to a mandatory assignment following the failure of such lender to consent to an amendment of the 2014 Credit Facility that has the effect of reducing the effective interest rate with respect to the term loans, such prepayment or receipt shall be accompanied by a premium of 1.0%.

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

Trade Receivables Securitization

During the quarter ended December 28, 2013, the Company established a trade receivables securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity by up to $225 million depending on the amount of trade accounts receivable, and matures on August 7, 2015. The Company uses the proceeds from the securitization program as an alternative to other forms of debt, effectively reducing borrowing costs. As of December 27, 2014, the Company has borrowed $200 million under the Securitization Facility.

Stock Repurchase Program

On October 29, 2013, we announced a program replacing a previous program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate. On October 22, 2014 we announced a new program replacing this program permitting us to repurchase a portion of our outstanding shares not to exceed $250 million in the aggregate. No repurchases were made under the program during the quarter ended December 27, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At December 27, 2014, we had borrowings under our credit facility of $3.87 billion that were subject to interest rate risk. Borrowings under our credit facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our credit facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our credit facility by approximately $38.7 million based on the amount of outstanding borrowings at December 27, 2014. The weighted average interest rate on the $3.87 billion of borrowings under our credit facility on December 27, 2014 was 4.3%.

At December 27, 2014, three interest rate swap agreements were in place to swap variable rates on the credit facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

At December 27, 2014, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At December 27, 2014, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

The fair value of the $3.87 billion aggregate principal amount of borrowings under our credit facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $3.79 billion at December 27, 2014 based upon information provided to the Company from its agent under the credit facility. The fair value of our $0.55 billion 2020 Notes, our $0.50 billion 2021 Notes, our $1.15 billion 2022 Notes and our $1.2 billion 2024 Notes are exposed to the market risk of interest rate changes. The estimated fair value of the 2020 Notes approximated $0.54 billion, the estimated fair value of the 2021 Notes approximated $0.53 billion, the estimated fair value of the 2022 Notes approximated $1.15 billion and the estimated fair value of the 2024 Notes approximated $1.21 billion at December 27, 2014 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of December 27, 2014, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the

Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended December 27, 2014.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On October 29, 2013, we announced a program replacing a previous program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate. On October 22, 2014 we announced a new program replacing this program permitting us to repurchase a portion of our outstanding shares not to exceed $250 million in the aggregate. No repurchases were made under the program during the quarter ended December 27, 2014.

ITEM 6. EXHIBITS

10.1	TransDigm Group Incorporated 2014 Stock Option Plan* (Incorporated by reference to Form 8-K filed October 6, 2014)

10.2	TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan* (Incorporated by reference to Form 8-K filed October 28, 2014)

10.3	Form of Option Agreement for options granted in fiscal 2015*

10.4	Employment Agreement dated October 29, 2014 between TransDigm Group Incorporated and Kevin Stein* (Incorporated by reference to Form 8-K filed November 3, 2014)

10.5	Restricted Stock Award Agreement dated October 21, 2014 between TransDigm Group Incorporated and Kevin Stein*

10.6	Employment Agreement dated November 10, 2014 between TransDigm Group Incorporated and Kevin Frailey*

10.7	Stock Option Grant Notice and Stock Option Agreement dated November 13, 2014 between TransDigm Group Incorporated and W. Nicholas Howley*

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	January 30, 2015

/s/ Gregory Rufus Gregory Rufus	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 30, 2015

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED DECEMBER 27, 2014

EXHIBIT NO.	DESCRIPTION

10.1	TransDigm Group Incorporated 2014 Stock Option Plan* (Incorporated by reference to Form 8-K filed October 6, 2014)

10.2	TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan* (Incorporated by reference to Form 8-K filed October 28, 2014)

10.3	Form of Option Agreement for options granted in fiscal 2015*

10.4	Employment Agreement dated October 29, 2014 between TransDigm Group Incorporated and Kevin Stein* (Incorporated by reference to Form 8-K filed November 3, 2014)

10.5	Restricted Stock Award Agreement dated October 21, 2014 between TransDigm Group Incorporated and Kevin Stein*

10.6	Employment Agreement dated November 10, 2014 between TransDigm Group Incorporated and Kevin Frailey*

10.7	Stock Option Grant Notice and Stock Option Agreement dated November 13, 2014 between TransDigm Group Incorporated and W. Nicholas Howley*

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Denotes management contract or compensatory plan or arrangement.