Form 10-Q
period 2015-03-28
TransDigm Group INC
filed 2015-05-05
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 28, 2015.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 53,281,930 as of April 25, 2015.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	March 28, 2015	September 30, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$392,519	$819,548
Trade accounts receivable - Net	419,636	351,307
Inventories - Net	553,057	459,074
Deferred income taxes	36,645	37,669
Prepaid expenses and other	65,465	21,978

Total current assets	1,467,322	1,689,576

PROPERTY, PLANT AND EQUIPMENT - Net	232,335	212,108
GOODWILL	3,945,335	3,525,077
TRADEMARKS AND TRADE NAMES	634,621	514,520
OTHER INTANGIBLE ASSETS - Net	840,002	702,633
DEBT ISSUE COSTS - Net	84,486	92,393
OTHER	22,111	20,541

TOTAL ASSETS	$7,226,212	$6,756,848

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$39,295	$39,295
Short-term borrowings - trade receivable securitization facility	200,000	200,000
Accounts payable	120,656	115,741
Accrued liabilities	253,565	230,871

Total current liabilities	613,516	585,907

LONG-TERM DEBT	7,299,262	7,233,836
DEFERRED INCOME TAXES	483,403	402,247
OTHER NON-CURRENT LIABILITIES	156,239	90,957

Total liabilities	8,552,420	8,312,947

STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 54,674,114 and 53,832,246 at March 28, 2015 and September 30, 2014, respectively	547	538
Paid-in capital	885,778	794,767
Accumulated deficit	(1,952,185)	(2,150,293)
Accumulated other comprehensive loss	(84,408)	(25,171)
Treasury stock, at cost; 1,415,100 shares at March 28, 2015 and September 30, 2014	(175,940)	(175,940)

Total stockholders’ deficit	(1,326,208)	(1,556,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,226,212	$6,756,848

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 28, 2015 AND MARCH 29, 2014

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014

NET SALES	$619,030	$590,761	$1,205,928	$1,120,083

COST OF SALES	277,413	283,179	543,138	528,365

GROSS PROFIT	341,617	307,582	662,790	591,718

SELLING AND ADMINISTRATIVE EXPENSES	74,026	71,488	141,505	128,615
AMORTIZATION OF INTANGIBLE ASSETS	11,030	17,600	24,056	33,983

INCOME FROM OPERATIONS	256,561	218,494	497,229	429,120

INTEREST EXPENSE - Net	99,892	82,289	198,827	163,142

INCOME BEFORE INCOME TAXES	156,669	136,205	298,402	265,978

INCOME TAX PROVISION	45,775	45,850	91,975	89,500

NET INCOME	$110,894	$90,355	$206,427	$176,478

NET INCOME APPLICABLE TO COMMON STOCK	$110,894	$84,869	$203,062	$166,853

Net earnings per share - see Note 4:

Basic and diluted	$1.96	$1.49	$3.59	$2.93

Cash dividends paid per common share	$—	$—	$—	$—

Weighted-average shares outstanding:
Basic and diluted	56,604	57,068	56,603	57,030

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED

MARCH 28, 2015 AND MARCH 29, 2014

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Net income	$110,894	$90,355	$206,427	$176,478

Other comprehensive (loss) income, net of tax:

Foreign currency translation adjustments	(24,083)	3,481	(34,781)	6,128

Interest rate swap agreements, net of taxes of $7.8 million and $2.5 million for the thirteen week periods ended March 28, 2015 and March 29, 2014 and $13.7 million and $0.7 million for the twenty-six week periods ended March 28, 2015 and March 29, 2014, respectively.	(13,918)	(4,307)	(24,456)	(243)

Other comprehensive (loss) income, net of tax	(38,001)	(826)	(59,237)	5,885

TOTAL COMPREHENSIVE INCOME	$72,893	$89,529	$147,190	$182,363

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2015

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2014	53,832,246	$538	$794,767	$(2,150,293)	$(25,171)	(1,415,100)	$(175,940)	$(1,556,099)
Unvested dividend equivalents	—	—	—	(8,319)	—	—	—	(8,319)
Compensation expense recognized for employee stock options	—	—	13,594	—	—	—	—	13,594
Excess tax benefits related to share-based payment arrangements	—	—	38,029	—	—	—	—	38,029
Exercise of employee stock options	827,545	9	39,122	—	—	—	—	39,131
Common stock issued	14,323	—	266	—	—	—	—	266
Net income	—	—	—	206,427	—	—	—	206,427
Foreign currency translation adjustments	—	—	—	—	(34,781)	—	—	(34,781)
Interest rate swaps, net of tax	—	—	—	—	(24,456)	—	—	(24,456)

BALANCE, MARCH 28, 2015	54,674,114	$547	$885,778	$(1,952,185)	$(84,408)	(1,415,100)	$(175,940)	$(1,326,208)

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Twenty-Six Week Periods Ended
	March 28,	March 29,
	2015	2014
OPERATING ACTIVITIES:
Net income	$206,427	$176,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,347	15,630
Amortization of intangible assets	24,499	34,090
Amortization of debt issue costs	7,947	6,430
Net gain on sale of real estate	—	(804)
Non-cash equity compensation	13,594	12,333
Excess tax benefits related to share-based payment arrangements	(38,029)	(10,698)
Deferred income taxes	5,528	(6,130)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(9,656)	(13,377)
Inventories	(19,374)	(4,880)
Income taxes receivable/payable	4,508	9,371
Other assets	(529)	3,255
Accounts payable	(11,349)	(23,412)
Accrued and other liabilities	(16,997)	22,202

Net cash provided by operating activities	182,916	220,488

INVESTING ACTIVITIES:
Capital expenditures, net of disposals	(22,999)	(17,709)
Cash proceeds from sale of real estate	—	16,380
Acquisition of businesses, net of cash acquired	(723,200)	(311,016)

Net cash used in investing activities	(746,199)	(312,345)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	38,029	10,698
Proceeds from exercise of stock options	39,122	9,422
Dividends paid	(3,365)	(9,625)
Repayment on 2014 term loan credit facility	(9,824)	(7,761)
Proceeds from 2014 revolving credit facility	75,250	—
Other	(41)	(78)

Net cash provided by financing activities	139,171	2,656

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,917)	152

NET DECREASE IN CASH AND CASH EQUIVALENTS	(427,029)	(89,049)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	819,548	564,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$392,519	$475,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$161,870	$127,162

Cash paid during the period for income taxes	$86,202	$84,438

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TWENTY-SIX WEEK PERIODS ENDED MARCH 28, 2015 AND MARCH 29, 2014

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

Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces, lighting and control technology and military personnel parachutes and cargo loading, handling and delivery systems.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2014 included in TD Group’s Form 10-K dated November 14, 2014. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2014 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 28, 2015 are not necessarily indicative of the results to be expected for the full year.

3.	ACQUISITIONS

During the twenty-six week periods ended March 28, 2015 and March 29, 2014, the Company completed the acquisitions of the Telair Cargo Group (“Telair”), Elektro-Metall Export GmbH, and Airborne Global Inc. The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Telair; therefore, the values attributed to those acquired assets in the condensed consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable twenty-six week periods ended March 28, 2015 or March 29, 2014 are not significant and, accordingly, are not provided.

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

Telair Cargo Group – On March 26, 2015, TransDigm Inc. acquired Telair for a total purchase price of approximately $730.9 million in cash, subject to purchase price adjustments. TransDigm Inc. financed the acquisition of Telair through a combination of existing cash on hand and borrowing of $75 million under its existing revolving credit facility. Telair is a global leader in aerospace on-board cargo loading and handling, restraint systems and unit load devices for a variety of commercial and military platforms with positions on a wide range of new and existing aircraft. The business consists of three major operating units: Telair International GmbH, Nordisk Aviation Products and Telair US LLC. These products fit well with TransDigm’s overall business direction. Telair International GmbH and Telair US LLC are included in TransDigm’s Power & Control segment and Nordisk Aviation Products is included in TransDigm’s Airframe segment.

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

Assets acquired:
Current assets, excluding cash acquired	$143,417
Property, plant, and equipment	16,426
Intangible assets	290,000
Goodwill	439,946
Other	1,445

Total assets acquired	$891,234

Liabilities assumed:
Current liabilities	$46,708
Other noncurrent liabilities	121,326

Total liabilities assumed	$168,034

Net assets acquired	$723,200

The Company expects that the approximately $439.9 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

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

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
			`
Numerator for earnings per share:
Net income	$110,894	$90,355	$206,427	$176,478
Less dividends paid on participating securities	—	(5,486)	(3,365)	(9,625)

Net income applicable to common stock - basic and diluted	$110,894	$84,869	$203,062	$166,853

Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,915	52,803	52,721	52,745
Vested options deemed participating securities	3,689	4,265	3,882	4,285

Total shares for basic and diluted earnings per share	56,604	57,068	56,603	57,030

Basic and diluted earnings per share	$1.96	$1.49	$3.59	$2.93

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Less than 3% of the inventory was valued under the LIFO method at March 28, 2015.

Inventories consist of the following (in thousands):

	March 28,	September 30,
	2015	2014
Raw materials and purchased component parts	$361,648	$298,318
Work-in-progress	164,478	146,980
Finished Goods	88,484	69,658

Total	614,610	514,956
Reserves for excess and obsolete inventory and LIFO	(61,553)	(55,882)

Inventories - net	$553,057	$459,074

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	March 28, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$1,011,400	$207,289	$804,111	$854,918	$186,278	$668,640
Order backlog	13,006	8,006	5,000	8,006	6,006	2,000
Other	43,304	12,413	30,891	43,252	11,259	31,993

Total	$1,067,710	$227,708	$840,002	$906,176	$203,543	$702,633

Intangible assets acquired during the twenty-six week period ended March 28, 2015 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$439,946
Trademarks and trade names	125,000

	564,946

Intangible assets subject to amortization:
Technology	160,000	20 years
Order backlog	5,000	1 year

	165,000	19.4 years

Total	$729,946

The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended March 28, 2015 and March 29, 2014 was approximately $24.5 million and $34.0 million, respectively. The estimated amortization expense is $52.7 million for fiscal 2015, $50.7 million for the fiscal year 2016, and $48.2 million for each of the five succeeding fiscal years 2017 through 2020.

The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2014 through March 28, 2015 (in thousands):

	Power & Control	Airframe	Non-aviation	Total
Balance, September 30, 2014	$1,563,438	$1,906,270	$55,369	$3,525,077
Goodwill acquired during the year	406,706	33,240	—	439,946
Purchase price allocation adjustments	—	(2,424)	—	(2,424)
Other	—	(17,264)	—	(17,264)

Balance, March 28, 2015	$1,970,144	$1,919,822	$55,369	$3,945,335

8.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended March 28, 2015 and March 29, 2014, the effective income tax rate was 29.2% and 33.7%, respectively. During the twenty-six week periods ended March 28, 2015 and March 29, 2014, the effective income tax rate was 30.8% and 33.6%, respectively. The Company’s lower effective tax rate for the thirteen week period and the twenty-six week period ended March 28, 2015 was primarily due to foreign earnings taxed at rates lower than the U.S. statutory rate and a discrete adjustment related to agreed upon adjustments with the IRS for the fiscal year 2012 and 2013 examinations. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate primarily due to the domestic manufacturing deduction, foreign earnings taxed at rates lower than the U.S. statutory rate and a discrete adjustment related to agreed upon adjustments with the IRS for the fiscal year 2012 and 2013 examinations.

The Company and its subsidiaries file income tax returns in the U.S federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, Malaysia, Mexico, Norway, Singapore, Sri Lanka, Sweden, and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2011. Fiscal years 2012 and 2013 have been examined by the IRS and adjustments have been agreed upon. AmSafe is subject to U.S. federal examinations for 2008, 2009, 2010 and 2011 years. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.

At March 28, 2015 and September 30, 2014, TD Group had $10.8 million and $13.9 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $9.0 million and $13.5 million on the effective tax rate at March 28, 2015 and September 30, 2014, respectively. The Company believes that the tax positions that comprise the unrecognized tax benefit will be reduced by approximately $3.5 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		March 28, 2015		September 30, 2014
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$392,519	$392,519	$819,548	$819,548
Liabilities:
Interest rate swap agreements (1)	2	22,770	22,770	20,070	20,070
Interest rate swap agreements (2)	2	41,150	41,150	4,650	4,650
Short-term borrowings - trade receivable securitization facility	1	200,000	200,000	200,000	200,000
Long-term debt, including current portion:
Term loans and revolving credit facility	2	3,938,557	3,933,000	3,873,131	3,821,000
5 1/2% Senior Subordinated Notes due 2020 (2020 Notes)	1	550,000	542,000	550,000	529,000
7 1/2% Senior Subordinated Notes due 2021 (2021 Notes)	1	500,000	535,000	500,000	531,000
6% Senior Subordinated Notes due 2022 (2022 Notes)	1	1,150,000	1,150,000	1,150,000	1,121,000
6 1/2% Senior Subordinated Notes due 2024 (2024 Notes)	1	1,200,000	1,203,000	1,200,000	1,182,000

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.
(2)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The estimated fair value of the Company’s term loans and revolver was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes were based upon quoted market prices.

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

At March 28, 2015, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At March 28, 2015, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At March 28, 2015, three interest rate swap agreements were in place to swap variable rates on the credit facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

Based on the fair value amounts of the interest rate swap agreements determined as of March 28, 2015, the estimated net amount of existing gains and losses expected to be reclassified into interest expense within the next twelve months is approximately $17.3 million.

11.	SEGMENTS

The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation. Effective October 1, 2014, the Company made certain organizational realignments of the businesses comprising the Power & Control and the Airframe segments. Operating results for the thirteen week and twenty-six week periods ended March 29, 2014 were reclassified to conform to the presentation for the thirteen and twenty-six week periods ended March 28, 2015.

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

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week		Twenty-Six Week
	Periods Ended		Periods Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net sales to external customers
Power & Control	$292,220	$283,546	$575,599	$557,596
Airframe	302,956	283,129	584,570	514,953
Non-aviation	23,854	24,086	45,759	47,534

	$619,030	$590,761	$1,205,928	$1,120,083

The following table reconciles EBITDA As Defined by segment to consolidated income before income taxes (in thousands):

	Thirteen Week		Twenty-Six Week
	Periods Ended		Periods Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
EBITDA As Defined
Power & Control	$149,670	$140,780	$295,798	$277,738
Airframe	139,271	122,833	265,092	229,329
Non-aviation	5,141	5,047	9,879	10,152

Total segment EBITDA As Defined	294,082	268,660	570,769	517,219
Unallocated corporate expenses	6,013	5,692	12,972	10,694

Total Company EBITDA As Defined	288,069	262,968	557,797	506,525

Depreciation and amortization	19,061	25,881	40,846	49,720
Interest expense - net	99,892	82,289	198,827	163,142
Acquisition-related costs	4,617	10,435	6,128	15,352
Stock compensation expense	7,830	8,158	13,594	12,333

Income before income taxes	$156,669	$136,205	$298,402	$265,978

The following table presents total assets by segment (in thousands):

	March 28, 2015	September 30, 2014
Total assets
Power & Control	$3,242,471	$2,453,308
Airframe	3,230,550	3,243,516
Non-aviation	131,145	132,988
Corporate	622,046	927,036

	$7,226,212	$6,756,848

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

12.	SUBSEQUENT EVENTS

On March 31, 2015, TransDigm Inc. acquired the aerospace business of Franke Aquarotter GmbH, whose name going forward is Adams Rite Aerospace GmbH (“ARA”), for approximately $75 million in cash. ARA manufactures proprietary faucets and related products for use on commercial transports and regional jets. ARA will be included in TransDigm’s Airframe segment.

On April 30, 2015, the Company entered into a definitive agreement to acquire the assets of the aerospace business of Pexco LLC (“Pexco Aerospace”), a portfolio company of Odyssey Investment Partners, LLC, for approximately $496 million in cash. The purchase price includes approximately $160 million of tax benefits to be realized by TransDigm over a 15 year period beginning in 2015. TransDigm expects to finance the acquisition primarily through a combination of cash on hand, existing availability under our revolving credit facility and new debt. Pexco Aerospace manufactures extruded plastic interior parts for use in the commercial aerospace industry. Pexco Aerospace will be included in TransDigm’s Airframe segment.

13.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of March 28, 2015 and September 30, 2014 and its statements of income and comprehensive income and cash flows for the twenty-six week periods ended March 28, 2015 and March 29, 2014 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.

Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 2020 Notes, 2021 Notes, 2022 Notes and 2024 Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing 100% owned domestic subsidiaries of TransDigm Inc. and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 28, 2015

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154	$358,954	$(965)	$34,376	$—	$392,519
Trade accounts receivable - Net	—	(235)	24,467	398,689	(3,285)	419,636
Inventories - Net	—	35,136	427,596	91,025	(700)	553,057
Deferred income taxes	—	36,645	—	—	—	36,645
Prepaid expenses and other	—	42,437	14,129	8,899	—	65,465

Total current assets	154	472,937	465,227	532,989	(3,985)	1,467,322

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	$(1,326,362)	$6,070,783	$4,084,770	$(58,824)	$(8,770,367)	$—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,766	175,787	40,782	—	232,335
GOODWILL	—	154,463	3,639,870	151,002	—	3,945,335
TRADEMARKS AND TRADE NAMES	—	31,748	546,053	56,820	—	634,621
OTHER INTANGIBLE ASSETS - Net	—	7,595	815,099	18,768	(1,460)	840,002
DEBT ISSUE COSTS - Net	—	84,413	—	73	—	84,486
OTHER	—	8,033	11,812	2,266	—	22,111

TOTAL ASSETS	$(1,326,208)	$6,845,738	$9,738,618	$743,876	$(8,775,812)	$7,226,212

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$39,295	$—	$—	$—	$39,295
Short-term borrowings - trade receivable securitization facility	—	—	—	$200,000	—	$200,000
Accounts payable	—	13,179	84,556	26,314	(3,393)	120,656
Accrued liabilities	—	121,867	84,295	47,403	—	253,565

Total current liabilities	—	174,341	168,851	273,717	(3,393)	613,516

LONG-TERM DEBT	—	7,299,262	—	—	—	7,299,262
DEFERRED INCOME TAXES	—	483,670	—	(267)	—	483,403
OTHER NON-CURRENT LIABILITIES	—	80,643	38,697	36,899	—	156,239

Total liabilities	—	8,037,916	207,548	310,349	(3,393)	8,552,420

STOCKHOLDERS’ (DEFICIT) EQUITY	(1,326,208)	(1,192,178)	9,531,070	433,527	(8,772,419)	(1,326,208)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,326,208)	$6,845,738	$9,738,618	$743,876	$(8,775,812)	$7,226,212

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2015

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$62,646	$1,048,889	$100,762	$(6,369)	$1,205,928

COST OF SALES	—	37,365	445,207	66,935	(6,369)	543,138

GROSS PROFIT	—	25,281	603,682	33,827	—	662,790

SELLING AND ADMINISTRATIVE EXPENSES	—	34,469	90,974	16,062	—	141,505
AMORTIZATION OF INTANGIBLE ASSETS	—	694	20,883	2,479	—	24,056

INCOME (LOSS) FROM OPERATIONS	—	(9,882)	491,825	15,286	—	497,229
INTEREST EXPENSE - Net	—	204,309	15	(5,497)	—	198,827

EQUITY IN INCOME OF SUBSIDIARIES	(206,427)	(352,149)	—	—	558,576	—

INCOME BEFORE INCOME TAXES	206,427	137,958	491,810	20,783	(558,576)	298,402

INCOME TAX PROVISION (BENEFIT)	—	(68,469)	154,777	5,667	—	91,975

NET INCOME	$206,427	$206,427	$337,033	$15,116	$(558,576)	$206,427

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(59,237)	(34,567)	(700)	(36,850)	72,117	(59,237)

TOTAL COMPREHENSIVE INCOME	$147,190	$171,860	$336,333	$(21,734)	$(486,459)	$147,190

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2015

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES	$—	$(72,472)	$268,461	$(12,969)	$(104)	$182,916

INVESTING ACTIVITIES:
Capital expenditures	—	(976)	(19,165)	(2,858)	—	(22,999)
Acquisition of business, net of cash acquired	—	(723,200)	—	—	—	(723,200)

Net cash used in investing activities	—	(724,176)	(19,165)	(2,858)	—	(746,199)

FINANCING ACTIVITIES:
Intercompany activities	(141,146)	372,995	(254,054)	22,101	104	—
Excess tax benefits related to share-based payment arrangements	38,029	—	—	—	—	38,029
Proceeds from exercise of stock options	39,122	—	—	—	—	39,122
Dividends paid	(3,365)	—	—	—	—	(3,365)
Repayment of credit facility	(9,824)	—				(9,824)
Proceeds from credit revolver	75,250	—				75,250
Other	—	(41)	—	—	—	(41)

Net cash (used in) provided by financing activities	(1,934)	372,954	(254,054)	22,101	104	139,171

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(2,917)	—	(2,917)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,934)	(423,694)	(4,758)	3,357	—	(427,029)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,088	782,648	3,793	31,019	—	819,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$154	$358,954	$(965)	$34,376	$—	$392,519

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 29, 2014

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(74,534)	$279,875	$21,275	$(6,128)	$220,488

INVESTING ACTIVITIES:
Capital expenditures	—	(1,573)	(14,669)	(1,467)	—	(17,709)
Cash proceeds from sale of real estate	—	—	16,380	—	—	16,380
Acquisition of business, net of cash acquired	—	(311,016)	—	—	—	(311,016)

Net cash (used in) provided by investing activities	—	(312,589)	1,711	(1,467)	—	(312,345)

FINANCING ACTIVITIES:
Intercompany activities	(11,258)	292,401	(289,119)	(9,949)	17,925	—
Excess tax benefits related to share-based payment arrangements	10,698	—	—	—	—	10,698
Proceeds from exercise of stock options	9,422	—	—	—	—	9,422
Dividends paid	(9,625)	—	—	—	—	(9,625)
Repayment on 2013 credit facility	—	(7,761)	—	—	—	(7,761)
Other	—	(78)	—	—	—	(78)

Net cash (used in) provided by financing activities	(763)	284,562	(289,119)	(9,949)	17,925	2,656

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	152	—	152

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(763)	(102,561)	(7,533)	10,011	11,797	(89,049)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,313	536,863	7,900	18,664	—	564,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$550	$434,302	$367	$28,675	$11,797	$475,691

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

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces, lighting and control technology and military personnel parachutes and cargo loading, handling, and delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the second quarter of fiscal 2015, we generated net sales of $619.0 million and net income of $110.9 million. EBITDA As Defined was $288.1 million, or 46.5% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Acquisitions

Telair Cargo Group – On March 26, 2015, TransDigm Inc. acquired the Telair Cargo Group of businesses (“Telair”) for a total purchase price of approximately $730.9 million in cash, subject to purchase price adjustment(s). TransDigm Inc. financed the acquisition of Telair through a combination of existing cash on hand and borrowing of $75 million under its existing revolving credit facility. Telair is a global leader in aerospace on-board cargo loading and handling, restraint systems and unit load devices for a variety of commercial and military platforms with positions on a wide range of new and existing aircraft. The business consists of three major operating units: Telair International GmbH, Nordisk Aviation Products and Telair US LLC. These products fit well with TransDigm’s overall business direction. Telair International GmbH and Telair US LLC is included within TransDigm’s Power & Control segment and Nordisk Aviation Products is included within TransDigm’s Airframe segment. The Company expects that the approximately $439.9 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Acquisitions during the previous fiscal year are described in Note 3, “Acquisitions” in the notes to the condensed consolidated financial statements included herein.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net income	$110,894	$90,355	$206,427	$176,478
Adjustments:
Depreciation and amortization expense	19,061	25,881	40,846	49,720
Interest expense, net	99,892	82,289	198,827	163,142
Income tax provision	45,775	45,850	91,975	89,500

EBITDA	275,622	244,375	538,075	478,840
Adjustments:
Inventory purchase accounting adjustments(1)	—	5,953	—	8,391
Acquisition integration costs(2)	1,753	2,960	3,230	4,738
Acquisition transaction-related expenses(3)	3,558	2,326	3,776	3,027
Non-cash stock compensation expense(4)	7,830	8,158	13,594	12,333
Other, net	(694)	(804)	(878)	(804)

EBITDA As Defined	$288,069	$262,968	$557,797	$506,525

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock option plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Twenty-Six Week Periods Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Net cash provided by operating activities	$182,916	$220,488
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	53,397	6,841
Other, net	—	804
Interest expense, net (1)	190,880	156,712
Income tax provision - current	86,447	95,630
Non-cash stock compensation expense (2)	(13,594)	(12,333)
Excess tax benefit from exercise of stock options	38,029	10,698

EBITDA	538,075	478,840
Adjustments:
Inventory purchase accounting adjustments (3)	—	8,391
Acquisition integration costs (4)	3,230	4,738
Acquisition transaction-related expenses (5)	3,776	3,027
Non-cash stock compensation expense (2)	13,594	12,333
Other, net	(878)	(804)

EBITDA As Defined	$557,797	$506,525

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.
(2)	Represents the compensation expense recognized by TD Group under our stock option plans.
(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2014. There have been no significant changes to our critical accounting policies during the twenty-six week period ended March 28, 2015.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	March 28, 2015	% of Sales	March 29, 2014	% of Sales
Net sales	$619,030	100.0%	$590,761	100.0%
Cost of sales	277,413	44.8	283,179	47.9
Selling and administrative expenses	74,026	12.0	71,488	12.1
Amortization of intangible assets	11,030	1.8	17,600	3.0

Income from operations	256,561	41.4	218,494	37.0
Interest expense, net	99,892	16.1	82,289	13.9
Income tax provision	45,775	7.4	45,850	7.8

Net income	$110,894	17.9%	$90,355	15.3%

	Twenty-Six Week Periods Ended
	March 28, 2015	% of Sales	March 29, 2014	% of Sales
Net sales	$1,205,928	100.0%	$1,120,083	100.0%
Cost of sales	543,138	45.0	528,365	47.2
Selling and administrative expenses	141,505	11.7	128,615	11.5
Amortization of intangible assets	24,056	2.0	33,983	3.0

Income from operations	497,229	41.2	429,120	38.3
Interest expense, net	198,827	14.5	163,142	14.6
Income tax provision	91,975	7.6	89,500	8.0

Net income	$206,427	17.1%	$176,478	15.8%

Changes in Results of Operations

Thirteen week period ended March 28, 2015 compared with the thirteen week period ended March 29, 2014.

Total Company

•

Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended March 28, 2015 and March 29, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	March 28, 2015	March 29, 2014	Change
Organic sales	$610.6	$590.8	$19.8	3.4%
Acquisition sales	8.4	—	8.4	1.4%

	$619.0	$590.8	$28.2	4.8%

Commercial aftermarket sales increased $14.7 million, or an increase of 7.0%, defense sales increased $4.2 million, or an increase of 2.3%, and commercial OEM sales increased $1.3 million, or an increase of 0.8%, for the quarter ended March 28, 2015 compared to the quarter ended March 29, 2014.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisition of EME in fiscal 2014.

•

Cost of Sales and Gross Profit. Cost of sales decreased by $5.8 million, or 2.0%, to $277.4 million for the quarter ended March 28, 2015 compared to $283.2 million for the quarter ended March 29, 2014. Cost of sales and the related percentage of total sales for the thirteen week periods ended March 28, 2015 and March 29, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2015	March 29, 2014	Change	% Change
Cost of sales - excluding acquisition-related costs below	$275.1	$274.4	$0.7	0.3%
% of total sales	44.4%	46.4%

Inventory purchase accounting adjustments	—	6.0	(6.0)	-100.0%
% of total sales	0.0%	1.0%

Acquisition integration costs	1.1	1.6	(0.5)	-31.3%
% of total sales	0.2%	0.3%

Stock compensation expense	1.2	1.2	—	0.0%
% of total sales	0.2%	0.2%

Total cost of sales	$277.4	$283.2	$(5.8)	-2.0%

% of total sales	44.8%	47.9%

Gross profit	$341.6	$307.6	$34.0	11.1%

Gross profit percentage	55.2%	52.1%

The decrease in the dollar amount of cost of sales during the thirteen week period ended March 28, 2015 was primarily due to continued productivity efforts and lower acquisition integration costs and inventory purchase accounting adjustments offset by increased volume associated with the sales from acquisitions and organic sales growth.

Gross profit as a percentage of sales increased by 3.1 percentage points to 55.2% for the thirteen week period ended March 28, 2015 from 52.1% for the thirteen week period ended March 29, 2014. The dollar amount of gross profit increased by $34.0 million, or 11.1%, for the quarter ended March 28, 2015 compared to the comparable quarter last year due to the following items:

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $24 million for the quarter ended March 28, 2015.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $6 million for the quarter ended March 28, 2015.

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $4 million for the quarter ended March 28, 2015, which represented gross profit of approximately 42% of the acquisition sales.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $2.5 million to $74.0 million, or 12.0% of sales, for the thirteen week period ended March 28, 2015 from $71.5 million, or 12.1% of sales, for the thirteen week period ended March 29, 2014. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended March 28, 2015 and March 29, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2015	March 29, 2014	Change	% Change

Selling and administrative expenses -excluding costs below	$63.8	$61.8	$2.0	3.2%
% of total sales	10.3%	10.5%

Stock compensation expense	6.7	6.9	(0.2)	-2.9%
% of total sales	1.1%	1.2%

Acquisition related expenses	3.5	2.8	0.7	25.0%
% of total sales	0.6%	0.5%

Total selling and administrative expenses	$74.0	$71.5	$2.5	3.5%

% of total sales	12.0%	12.1%

The increase in the dollar amount of selling and administrative expenses during the quarter ended March 28, 2015 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $1.2 million, which was approximately 15% of the acquisition sales, and higher acquisition-related expenses of $0.7 million.

•

Amortization of Intangible Assets. Amortization of intangible assets decreased to $11.1 million for the quarter ended March 28, 2015 from $17.6 million for the comparable quarter last year. The net decrease of $6.5 million was primarily due to order backlog amortization expense from prior acquisitions becoming fully amortized.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $17.6 million, or 21.4%, to $99.9 million for the quarter ended March 28, 2015 from $82.3 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $7.54 billion for the quarter ended March 28, 2015 and approximately $5.72 billion for the quarter ended March 29, 2014. The increase in weighted average level of borrowings was primarily due to the issuance in June 2014 of the $2.35 billion 2022 and 2024 Notes, borrowings under the trade securitization facility in June 2014, and the issuance in June 2014 of $825 million of additional borrowings under the 2014 Credit Facility, partially offset by the repayment of $1.6 billion of 7.75% Senior Subordinated Notes due 2018. Also, in March 2015, there was an additional borrowing of $75.3 million on the revolving credit facility. The weighted average interest rate for cash interest payments on total outstanding borrowings at March 28, 2015 was 5.09%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 29.2% for the quarter ended March 28, 2015 compared to 33.7% for the quarter ended March 29, 2014. The lower effective tax rate for the quarter ended March 28, 2015 was primarily due to foreign earnings taxed at rates lower than the U.S. statutory rate and a discrete adjustment related to agreed upon adjustments with the IRS for the fiscal year 2012 and 2013 examinations.

•

Net Income. Net income increased $20.5 million, or 22.7%, to $110.9 million for the quarter ended March 28, 2015 compared to net income of $90.4 million for the quarter ended March 29, 2014, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.96 for the quarter ended March 28, 2015 and $1.49 per share for the quarter ended March 29, 2014. Net income for the thirteen week period ended March 28, 2015 of $110.9 million had no reduction related to the allocation of dividends on participating securities. Net income for the thirteen week period ended March 29, 2014 of $90.4 million was decreased by an allocation of dividends on participating securities of $5.5 million, or $0.10 per share, resulting in net income available to common shareholders of $84.9 million. The increase in earnings per share of $0.47 per share to $1.96 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended March 28, 2015 and March 29, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2015	% of Sales	March 29, 2014	% of Sales	Change	% Change
Power & Control	$292.2	47.2%	$283.6	48.0%	$8.6	3.0%
Airframe	302.9	48.9%	283.1	47.9%	19.8	7.0%
Non-aviation	23.9	3.9%	24.1	4.1%	(0.2)	-0.8%

	$619.0	100.0%	$590.8	100.0%	$28.2	4.8%

Sales for the Power & Control segment increased $8.6 million, or an increase of 3.0%, for the thirteen week period ended March 28, 2015 compared to the thirteen week period ended March 29, 2014. There were no acquisition sales in the comparable periods. The organic sales increase resulted primarily from increases in commercial aftermarket ($5.0 million, an increase of 5.2%) and defense sales ($6.0 million, an increase of 5.4%) offset by a decrease in commercial OEM sales ($4.1 million, a decrease of 5.7%).

Acquisition sales for the Airframe segment totaled $8.4 million, or an increase of 2.9%, resulting from the acquisition of EME in March 2014. Organic sales increased $11.4 million, or an increase of 4.1%, for the thirteen week period ended March 28, 2015 compared to the thirteen week period ended March 29, 2014. The organic sales increase resulted from increases in commercial aftermarket and commercial OEM sales partially offset by a decrease in defense sales.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended March 28, 2015 and March 29, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2015	% of Segment Sales	March 29, 2014	% of Segment Sales	Change	% Change
Power & Control	$149.7	51.2%	$140.8	49.6%	$8.9	6.3%
Airframe	139.3	46.0%	122.8	43.4%	16.5	13.4%
Non-aviation	5.1	21.3%	5.1	21.2%	—	0.0%

	$294.1	47.5%	$268.7	45.3%	$25.4	9.5%

EBITDA As Defined for the Power & Control segment increased $8.9 million, or an increase of 6.3%, resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

EBITDA As Defined for the Airframe segment from the acquisition of EME was approximately $3.0 million for the thirteen week period ended March 28, 2015. Organic EBITDA As Defined increased approximately $13.5 million resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

Twenty-six week period ended March 28, 2015 compared with the twenty-six week period ended March 29, 2014.

Total Company

•

Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended March 28, 2015 and March 29, 2014 were as follows (amounts in millions):

	Twenty-S ix Week Periods Ended			% Change
	March 28, 2015	March 29, 2014	Change	Total Sales
Organic sales	$1,153.1	$1,120.1	$33.0	2.9%
Acquisition sales	52.8	—	52.8	4.7%

	$1,205.9	$1,120.1	$85.8	7.7%

Commercial OEM sales increased $10.3 million, or 3.2%, commercial aftermarket sales increased $25.3 million, or 6.1%, and defense sales increased $0.6 million, or 0.2%, for the twenty-six week period ended March 28, 2015 compared to the twenty-six week ended March 29, 2014.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisitions of EME and Airborne in fiscal 2014.

•

Cost of Sales and Gross Profit. Cost of sales increased by $14.7 million, or 2.8%, to $543.1 million for the twenty-six week period ended March 28, 2015 compared to $528.4 million for the twenty-six period ended March 29, 2014. Cost of sales and the related percentage of total sales for the twenty-six week periods ended March 28, 2015 and March 29, 2014 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2015	March 29, 2014	Change	% Change

Cost of sales - excluding acquisition-related costs below	$538.9	$514.8	$24.1	4.7%
% of total sales	44.7%	46.0%

Inventory purchase accounting adjustments	—	8.4	(8.4)	-100.0%
% of total sales	0.0%	0.7%

Acquisition integration costs	2.2	3.3	(1.1)	-33.3%
% of total sales	0.2%	0.3%

Stock compensation expense	2.0	1.9	0.1	5.3%
% of total sales	0.2%	0.2%

Total cost of sales	$543.1	$528.4	$14.7	2.8%

% of total sales	45.0%	47.2%

Gross profit	$662.8	$591.7	$71.1	12.0%

Gross profit percentage	55.0%	52.8%

The increase in the dollar amount of cost of sales during the twenty-six week period ended March 28, 2015 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth offset by lower inventory purchase accounting adjustments and acquisition integration costs as shown in the table above.

Gross profit as a percentage of sales increased by 2.2 percentage points to 55.0% for the twenty-six week period ended March 28, 2015 from 52.8% for the twenty-six week period ended March 29, 2014. The dollar amount of gross profit increased by $71.1 million, or 12.0%, for the twenty-six week period ended March 28, 2015 compared to the comparable twenty-six week period last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $18 million for the twenty-six week period ended March 28, 2015, which represented gross profit of approximately 33% of the acquisition sales.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $44 million for the twenty-six week period ended March 28, 2015.

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $9 million for the twenty-six week period ended March 28, 2015.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $12.9 million to $141.5 million, or 11.7% of sales, for the twenty-six week period ended March 28, 2015 from $128.6 million, or 11.5% of sales, for the twenty-six week period ended March 29, 2014. Selling and administrative expenses and the related percentage of total sales for the twenty-six week periods ended March 28, 2015 and March 29, 2014 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2015	March 29, 2014	Change	% Change
Selling and administrative expenses - excluding costs below	$126.0	$114.5	$11.5	10.0%
% of total sales	10.4%	10.2%

Stock compensation expense	11.6	10.5	1.1	10.5%
% of total sales	1.0%	0.9%

Acquisition related expenses	3.9	3.6	0.3	8.3%
% of total sales	0.3%	0.3%

Total selling and administrative expenses	$141.5	$128.6	$12.9	10.0%
% of total sales	11.7%	11.5%

The increase in the dollar amount of selling and administrative expenses during the twenty-six week period ended March 28, 2015 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $8 million, which was approximately 15% of the acquisition sales, and higher stock compensation expense of approximately $1.1 million.

•

Amortization of Intangible Assets. Amortization of intangible assets decreased to $24.5 million for the twenty-six week period ended March 28, 2015 from $34.0 million for the comparable twenty-six week period last year. The net decrease of $9.5 million was primarily due to order backlog from prior acquisitions becoming fully amortized.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $35.7 million, or 21.9%, to $198.8 million for the twenty-six week period ended March 28, 2015 from $163.1 million for the comparable twenty-six week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $7.47 billion for the twenty-six week period ended March 28, 2015 and approximately $5.73 billion for the twenty-six week period ended March 29, 2014. The increase in weighted average level of borrowings was primarily due to the issuance in June 2014 of the $2,350 million 2022 and 2024 Notes, borrowings under the trade securitization facility in June 2014, and the issuance in June 2014 of $825 million of additional borrowings under the 2014 Credit Facility, partially offset by the repayment of $1.6 billion of 7.75% Senior Subordinated Notes due 2018. Also, in March 2015, there was an additional borrowing of $75.3 million on the revolving credit facility. The weighted average interest rate for cash interest payments on total outstanding borrowings at March 28, 2015 was 5.09%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 30.8% for the twenty-six week period ended March 28, 2015 compared to 33.6% for the twenty-six week period ended March 29, 2014. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate primarily due to foreign earnings taxed at rates lower than the U.S. statutory rate and a discrete adjustment related to agreed upon adjustments with the IRS for the fiscal year 2012 and 2013 examinations.

•

Net Income. Net income increased $29.9 million, or 17.0%, to $206.4 million for the twenty-six week period ended March 28, 2015 compared to net income of $176.5 million for the twenty-six week period ended March 29, 2014, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $3.59 for the twenty-six week period ended March 28, 2015 and $2.93 per share for the twenty-six week period ended March 29, 2014. Net income for the twenty-six week period ended March 28, 2015 of $206.4 million was decreased by an allocation of dividends on participating securities of $3.4 million, or $0.06 per share, resulting in net income available to common shareholders of $203.0 million. Net income for the twenty-six week period ended March 29, 2014 of $176.5 million was decreased by an allocation of dividends on participating securities of $9.6 million, or $0.17 per share, resulting in net income available to common shareholders of $166.9 million. The increase in earnings per share of $0.66 per share to $3.59 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the twenty-six week periods ended March 28, 2015 and March 29, 2014 as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2015	% of Sales	March 29, 2014	% of Sales	Change	% Change
Power & Control	$575.6	47.7%	$557.6	49.8%	$18.0	3.2%
Airframe	584.6	48.5%	514.9	46.0%	69.7	13.5%
Non-aviation	45.7	3.8%	47.6	4.2%	(1.9)	-4.0%

	$1,205.9	100.0%	$1,120.1	100.0%	$85.8	7.7%

Sales for the Power & Control segment increased $18.0 million, or an increase of 3.2%, for the twenty-six week period ended March 28, 2015 compared to the twenty-six week period ended March 29, 2014. There were no acquisition sales in the comparable periods. The organic sales increase was primarily due to an increase in commercial aftermarket sales of $8.9 million, or 4.6%, and an increase in defense sales of $9.8 million, or 4.4%, partially offset by a decrease in commercial OEM sales of $1.3 million, or 0.9%.

Acquisition sales for the Airframe segment totaled $52.8 million, or an increase of 10.3%, resulting from the acquisitions of EME and Airborne in fiscal 2014. Organic sales increased $16.9 million when compared to the twenty-six week period ended March 29, 2014. The organic sales increase was primarily due to an increase in commercial OEM sales of $12.8 million, or 7.0%, an increase in commercial aftermarket sales of $16.3 million, or 7.3%, offset by a decrease in defense sales of $9.0 million, or 8.9%.

•	EBITDA As Defined. EBITDA As Defined by segment for the twenty-six week periods ended March 28, 2015 and March 29, 2014 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2015	% of Segment Sales	March 29, 2014	% of Segment Sales	Change	% Change
Power & Control	$295.8	51.4%	$277.7	49.8%	$18.1	6.5%
Airframe	265.1	45.3%	229.3	44.5%	35.8	15.6%
Non-aviation	9.9	21.7%	10.2	21.4%	(0.3)	-2.9%

	$570.8	47.3%	$517.2	46.2%	$53.6	10.4%

EBITDA As Defined for the Power & Control segment increased $18.1 million resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

EBITDA As Defined for the Airframe segment from the acquisitions of EME and Airborne increased approximately $12.9 million for the twenty-six week period ended March 28, 2015. Organic EBITDA As Defined increased approximately $22.9 million, resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

Backlog

As of March 28, 2015, the Company estimated its sales order backlog at $1,384 million compared to an estimated sales order backlog of $1,253 million as of March 29, 2014. The increase in backlog is primarily due to acquisitions. The majority of the purchase orders outstanding as of March 28, 2015 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of March 28, 2015 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations

Although we manufacture a significant portion of our products in the United States, we manufacture some products in Belgium, China, Germany, Hungary, Malaysia, Mexico, Norway, Sri Lanka, Sweden, and the United Kingdom. We sell our products in the United States as well as in foreign countries. Although the majority of sales of our products are made to customers including distributors located in the United States, our products are ultimately sold to and used by customers, including airlines and other end users of aircraft, throughout the world. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $182.9 million of net cash from operating activities during the twenty-six week period ended March 28, 2015 compared to $220.5 million during the twenty-six week period ended March 29, 2014. The net decrease of $37.6 million was primarily due to an increase in income from operations that was more than offset by higher interest payments during the period and an increase in the excess tax benefits related to share-based payment arrangements.

Investing Activities. Net cash used in investing activities was comprised of cash paid in connection with the acquisition of Telair for $723.2 million and capital expenditures of $23.0 million during the twenty-six week period ended March 28, 2015. Net cash used in investing activities was $312.3 million during the twenty-six week period ended March 29, 2014 consisted of cash paid in connection with the acquisitions of EME and Airborne of $311.0 million and capital expenditures of $17.7 million offset by cash proceeds from the sale of real estate of $16.4 million.

Financing Activities. Net cash provided by financing activities during the twenty-six week period ended March 28, 2015 was $139.2 million, which primarily was comprised of proceeds from the revolving credit facility of $75.3 million, $77.1 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options partially offset by $9.8 million of repayments on the term loan credit facility. Net cash provided by financing activities during the twenty-six week period ended March 29, 2014 was $2.7 million, which primarily comprised $20.1 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options partially offset by $9.6 million of dividend equivalent payments and $7.8 million repayment on the 2013 Credit Facility.

Description of Senior Secured Credit Facilities and Indentures

Senior Secured Credit Facilities

TransDigm has $3,925 million in fully drawn term loans (the “Term Loan Facility”) and a $420 million Revolving Credit Facility (together with the Term Loan Facility, the “Credit Facility”).

The Term Loan Facility consists of three tranches of term loans—tranche B term loans, tranche C term loans and tranche D term loans, and the Revolving Credit Facility consisting of one tranche—revolving B commitments, which include up to $100 million of multicurrency revolving commitments. The tranche B term loans consist of $500 million in the aggregate maturing on February 14, 2017, the tranche C term loans consist of $2,600 million in the aggregate maturing on February 28, 2020 and the tranche D term loans consist of $825 million in the aggregate maturing on June 4, 2021. The Term Loan Facility requires quarterly principal payments of $9.9 million beginning on September 30, 2014. No principal payment was due in the quarter ended March 28, 2015.

The revolving B commitments consist of $420 million in the aggregate and mature on February 28, 2018. At March 28, 2015, the Company had $15.3 million letters of credit outstanding and $329.7 million of borrowings available under the Credit Facility.

The interest rates per annum applicable to the loans under the Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. At March 28, 2015, the applicable interest rate was 3.50% on the tranche B term loan and 3.75% on the tranche C and tranche D term loans and the revolving credit facility.

At March 28, 2015, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At March 28, 2015, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At March 28, 2015, three interest rate swap agreements were in place to swap variable rates on the credit facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

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

Trade Receivables Securitization

During the quarter ended December 28, 2013, the Company established a trade receivables securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity by up to $225 million depending on the amount of trade accounts receivable, and matures on August 7, 2015. The Company uses the proceeds from the securitization program as an alternative to other forms of debt, effectively reducing borrowing costs. As of March 28, 2015, the Company has borrowed $200 million under the Securitization Facility.

Stock Repurchase Program

On October 29, 2013, we announced a program replacing a previous program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate. On October 22, 2014 we announced a new program replacing this program permitting us to repurchase a portion of our outstanding shares not to exceed $250 million in the aggregate. No repurchases were made under the program during the quarter ended March 28, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At March 28, 2015, we had borrowings under our Credit Facility of $3.94 billion that were subject to interest rate risk. Borrowings under our Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Credit Facility by approximately $39.2 million based on the amount of outstanding borrowings at March 28, 2015. The weighted average interest rate on the $3.94 billion of borrowings under our Credit Facility on March 28, 2015 was 4.3%.

At March 28, 2015, three interest rate swap agreements were in place to swap variable rates on the Credit Facility for a fixed rate based on an aggregate notional amount of $353 million. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) through June 30, 2015.

At March 28, 2015, three interest rate swap agreements were in place to hedge the variable interest rates on the Credit Facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These forward-starting interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the Credit Facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At March 28, 2015, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the Credit Facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the Credit Facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

The fair value of the $3.94 billion aggregate principal amount of borrowings under our Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $3.93 billion at March 28, 2015 based upon information provided to the Company from its agent under the Credit Facility. The fair value of our $0.55 billion 2020 Notes, our $0.50 billion 2021 Notes, our $1.15 billion 2022 Notes and our $1.2 billion 2024 Notes are exposed to the market risk of interest rate changes. The estimated fair value of the 2020 Notes approximated $0.54 billion, the estimated fair value of the 2021 Notes approximated $0.53 billion, the estimated fair value of the 2022 Notes approximated $1.15 billion and the estimated fair value of the 2024 Notes approximated $1.20 billion at March 28, 2015 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of March 28, 2015, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

On March 26, 2015 we acquired the Telair Cargo Group of businesses (“Telair”). Telair operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Telair’s processes into our own systems and control environment. We currently expect to complete the incorporation of Telair’s operations into our systems and control environment in fiscal 2016.

There have been no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended March 28, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On October 29, 2013, we announced a program replacing a previous program permitting us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate. On October 22, 2014 we announced a new program replacing this program permitting us to repurchase a portion of our outstanding shares not to exceed $250 million in the aggregate. No repurchases were made under the program during the quarter ended March 28, 2015.

ITEM 6. EXHIBITS

2.1	Purchase Agreement, dated February 20, 2015, among AAR International, Inc., AAR Manufacturing, Inc., TransDigm Inc. and TransDigm Germany GmbH (incorporated by reference to Form 8-K filed February 24, 2015)

3.1	Certificate of Formation, filed February 23, 2015, of Telair US LLC

3.2	Limited Liability Agreement of Telair US LLC

3.3	Certificate of Formation, filed March 27, 2015, of Telair International LLC

3.4	Limited Liability Agreement of Telair International LLC

4.1	Fourth Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.2	Second Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.3	First Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4	First Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.1	Option Surrender Agreement, effective as of January 1, 2015, between Raymond F. Laubenthal and TransDigm Group Incorporated (incorporated by reference to Form 8-K filed January 7, 2015)*

10.2	Supplement No. 4, dated as of April 9, 2015, between Telair US LLC and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated

10.3	Supplement No. 5, dated as of April 9, 2015, between Telair International LLC and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Denotes management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 5, 2015

/s/ Terrance M. Paradie Terrance M. Paradie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 5, 2015

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED MARCH 28, 2015

EXHIBIT NO.	DESCRIPTION

2.1	Purchase Agreement, dated February 20, 2015, among AAR International, Inc., AAR Manufacturing, Inc., TransDigm Inc. and TransDigm Germany GmbH (incorporated by reference to Form 8-K filed February 24, 2015)

3.1	Certificate of Formation, filed February 23, 2015, of Telair US LLC

3.2	Limited Liability Agreement of Telair US LLC

3.3	Certificate of Formation, filed March 27, 2015, of Telair International LLC

3.4	Limited Liability Agreement of Telair International LLC

4.1	Fourth Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.2	Second Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.3	First Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4	First Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.1	Option Surrender Agreement, effective as of January 1, 2015, between Raymond F. Laubenthal and TransDigm Group Incorporated (incorporated by reference to Form 8-K filed January 7, 2015)*

10.2	Supplement No. 4, dated as of April 9, 2015, between Telair US LLC and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated

10.3	Supplement No. 5, dated as of April 9, 2015, between Telair International LLC and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL.

*	Denotes management contract or compensatory plan or arrangement.