Form 10-Q
period 2015-06-27
TransDigm Group INC
filed 2015-08-05
CIK 1260221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 27, 2015.

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

The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 53,534,271 as of July 26, 2015.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

(Unaudited)

	June 27, 2015	September 30, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$915,350	$819,548
Trade accounts receivable - Net	419,955	351,307
Inventories - Net	574,186	459,074
Deferred income taxes	37,623	37,669
Prepaid expenses and other	82,372	21,978

Total current assets	2,029,486	1,689,576

PROPERTY, PLANT AND EQUIPMENT - Net	250,923	212,108
GOODWILL	4,324,959	3,525,077
TRADEMARKS AND TRADE NAMES	696,806	514,520
OTHER INTANGIBLE ASSETS - Net	945,394	702,633
DEBT ISSUE COSTS - Net	80,120	92,393
OTHER	22,694	20,541

TOTAL ASSETS	$8,350,382	$6,756,848

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$44,195	$39,295
Short-term borrowings - trade receivable securitization facility	200,000	200,000
Accounts payable	129,050	115,741
Accrued liabilities	306,444	230,871

Total current liabilities	679,689	585,907

LONG-TERM DEBT	8,204,862	7,233,836
DEFERRED INCOME TAXES	493,601	402,247
OTHER NON-CURRENT LIABILITIES	141,255	90,957

Total liabilities	9,519,407	8,312,947

STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 54,920,917 and 53,832,246 at June 27, 2015 and September 30, 2014, respectively	549	538
Paid-in capital	922,033	794,767
Accumulated deficit	(1,857,075)	(2,150,293)
Accumulated other comprehensive loss	(58,592)	(25,171)
Treasury stock, at cost; 1,415,100 shares at June 27, 2015 and September 30, 2014	(175,940)	(175,940)

Total stockholders’ deficit	(1,169,025)	(1,556,099)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,350,382	$6,756,848

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 27, 2015 AND JUNE 28, 2014

(Amounts in thousands, except per share amounts)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

NET SALES	$691,395	$610,582	$1,897,323	$1,730,665

COST OF SALES	331,940	283,054	875,078	811,419

GROSS PROFIT	359,455	327,528	1,022,245	919,246

SELLING AND ADMINISTRATIVE EXPENSES	81,849	71,146	223,354	199,761
AMORTIZATION OF INTANGIBLE ASSETS	13,910	16,402	37,966	50,385

INCOME FROM OPERATIONS	263,696	239,980	760,925	669,100

INTEREST EXPENSE - Net	106,796	87,613	305,623	250,755

REFINANCING COSTS	18,159	131,490	18,159	131,490

INCOME BEFORE INCOME TAXES	138,741	20,877	437,143	286,855

INCOME TAX PROVISION	39,629	4,700	131,604	94,200

NET INCOME	$99,112	$16,177	$305,539	$192,655

NET INCOME APPLICABLE TO COMMON STOCK	$99,112	$(94,726)	$302,174	$72,127

Net earnings per share - see Note 5:

Basic and diluted	$1.75	$(1.66)	$5.34	$1.26

Cash dividends paid per common share	$—	$25.00	$—	$25.00

Weighted-average shares outstanding:
Basic and diluted	56,608	57,170	56,605	57,077

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED

JUNE 27, 2015 AND JUNE 28, 2014

(Amounts in thousands)

(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net income	$99,112	$16,177	$305,539	$192,655

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	17,042	758	(21,838)	6,886

Interest rate swap agreements, net of taxes of $4,906 and $(4,118) for the thirteen week periods ended June 27, 2015 and June 28, 2014 and $(8,768) and $(4,825) for the thirty-nine week periods ended June 27, 2015 and June 28, 2014, respectively.	8,774	(6,972)	(11,583)	(7,215)

Other comprehensive income (loss), net of tax	25,816	(6,214)	(33,421)	(329)

TOTAL COMPREHENSIVE INCOME	$124,928	$9,963	$272,118	$192,326

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2015

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock
	Number of Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2014	53,832,246	$538	$794,767	$(2,150,293)	$(25,171)	(1,415,100)	$(175,940)	$(1,556,099)
Unvested dividend equivalents	—	—	—	(12,321)	—	—	—	(12,321)
Compensation expense recognized for employee stock options	—	—	23,435	—	—	—	—	23,435
Excess tax benefits related to share-based payment arrangements	—	—	50,580	—	—	—	—	50,580
Exercise of employee stock options	1,069,648	11	52,982	—	—	—	—	52,993
Common stock issued	19,023	—	269	—	—	—	—	269
Net income	—	—	—	305,539	—	—	—	305,539
Foreign currency translation adjustments	—	—	—	—	(21,838)	—	—	(21,838)
Interest rate swaps, net of tax	—	—	—	—	(11,583)	—	—	(11,583)

BALANCE, JUNE 27, 2015	54,920,917	$549	$922,033	$(1,857,075)	$(58,592)	(1,415,100)	$(175,940)	$(1,169,025)

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Thirty-Nine Week Periods Ended
	June 27,	June 28,
	2015	2014
OPERATING ACTIVITIES:
Net income	$305,539	$192,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,919	23,958
Amortization of intangible assets	41,848	50,583
Amortization of debt issue costs	11,989	9,898
Net gain on sale of real estate	—	(804)
Refinancing costs	18,159	131,490
Non-cash equity compensation	23,435	18,849
Excess tax benefits related to share-based payment arrangements	(50,580)	(40,481)
Deferred income taxes	3,884	(2,527)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(7,044)	(24,933)
Inventories	(27,997)	(8,410)
Income taxes receivable/payable	8,866	8,491
Other assets	153	1,865
Accounts payable	(648)	(23,815)
Accrued and other liabilities	19,904	12,710

Net cash provided by operating activities	373,427	349,529

INVESTING ACTIVITIES:
Capital expenditures, net of disposals	(40,299)	(25,450)
Cash proceeds from sale of real estate	—	16,380
Acquisition of businesses, net of cash acquired	(1,293,498)	(311,872)

Net cash used in investing activities	(1,333,797)	(320,942)

FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	50,580	40,481
Proceeds from exercise of stock options	52,982	14,649
Dividends paid	(3,365)	(1,445,293)
Treasury stock repurchased	—	(72,402)
Proceeds from 2015 term loan - net	1,516,653	—
Proceeds from 2014 term loan - net	—	806,378
Proceeds from revolving credit facility	75,250	—
Repayment on 2014 term loan	(4,126)	—
Repayment on 2013 term loan	(999,272)	(15,522)
Repayment on revolving credit facility	(75,250)	—
Proceeds from senior subordinated notes due 2025 - net	445,746	—
Proceeds from senior subordinated notes due 2022 and 2024 - net	—	2,329,125
Repurchase of senior subordinated notes due 2018	—	(1,720,997)
Proceeds from trade receivable securitization facility - net	—	199,390
Other financing activities	(949)	(78)

Net cash provided by financing activities	1,058,249	135,731

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,077)	76

NET INCREASE IN CASH AND CASH EQUIVALENTS	95,802	164,394
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	819,548	564,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$915,350	$729,134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$229,627	$231,689

Cash paid during the period for income taxes	$130,735	$86,725

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRTY-NINE WEEK PERIODS ENDED JUNE 27, 2015 AND JUNE 28, 2014

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

Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes and cargo loading, handling and delivery systems.

2.	UNAUDITED INTERIM FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2014 included in TD Group’s Form 10-K dated November 14, 2014. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2014 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 27, 2015 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year financial statements to conform to current year classifications.

3.	ACQUISITIONS

During the thirty-nine week periods ended June 27, 2015 and June 28, 2014, the Company completed the acquisitions of the assets of the aerospace business of Pexco LLC (“Pexco Aerospace”), the aerospace business of Franke Aquarotter GmbH (now named Adams Rite Aerospace GmbH), the Telair Cargo Group (“Telair”), Elektro-Metall Export GmbH, and Airborne Global Inc. The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Pexco Aerospace, Adams Rite Aerospace GmbH, and Telair; therefore, the values attributed to those acquired assets in the condensed consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirty-nine week periods ended June 27, 2015 or June 28, 2014 are not significant and, accordingly, are not provided.

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

Pexco Aerospace – On May 14, 2015, a newly formed subsidiary of TransDigm Inc. acquired the assets of the aerospace business of Pexco LLC (“Pexco Aerospace”) for a total purchase price of approximately $496 million in cash, less an adjustment of $0.4 million based upon the net current assets delivered (the purchase price adjustment was finalized and we received the adjustment amount in cash in July 2015). The purchase price includes approximately $160 million of tax benefits to be realized by TransDigm over a 15 year period beginning in 2015. TransDigm Inc. financed the acquisition of Pexco Aerospace through a combination of existing cash on hand and cash proceeds from the issuance of $450.0 million in senior subordinated notes due in May 2025. Pexco Aerospace manufactures extruded plastic interior parts for use in the commercial aerospace industry. These products fit well with TransDigm’s overall business direction. Pexco Aerospace is included in TransDigm’s Airframe segment. The Company expects that the approximately $320.6 million of goodwill recognized for the acquisition will be deductible for tax purposes.

Adams Rite Aerospace GmbH – On March 31, 2015, the Company’s Adams Rite subsidiary acquired the aerospace business of Franke Aquarotter GmbH (now known as Adams Rite Aerospace GmbH) for approximately $75 million in cash. Adams Rite Aerospace GmbH manufactures proprietary faucets and related products for use on commercial transports and regional jets. These products fit well with TransDigm’s overall business direction. Adams Rite Aerospace GmbH is included in TransDigm’s Airframe segment. The Company expects that the approximately $57.1 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

Telair Cargo Group – On March 26, 2015, TransDigm Inc. acquired Telair for a total purchase price of approximately $730.9 million in cash, less an adjustment of $0.6 million based upon the net current assets delivered (the purchase price adjustment was finalized and we received the adjustment amount in cash in July 2015). TransDigm Inc. financed the acquisition of Telair through a combination of existing cash on hand and the borrowing of approximately $75 million under its existing revolving credit facility. Telair is a global leader in aerospace on-board cargo loading and handling, restraint systems and unit load devices for a variety of commercial and military platforms with positions on a wide range of new and existing aircraft. These products fit well with TransDigm’s overall business direction. The business consists of three major operating units: Telair International GmbH, Nordisk Aviation Products and Telair US LLC. Telair International GmbH and Telair US LLC are included in TransDigm’s Power & Control segment and Nordisk Aviation Products is included in TransDigm’s Airframe segment.

The total purchase price of Telair was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The following table summarizes the purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands).

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

Elektro-Metall Export GmbH – On March 6, 2014, TransDigm Germany GmbH, a newly formed subsidiary of TransDigm Inc., acquired Elektro-Metall Export GmbH (“EME”) for approximately $49.6 million, which was comprised of $40.4 million in cash plus the assumption of approximately $9.2 million of net indebtedness. EME manufactures proprietary, highly engineered aerospace electromechanical actuators, electrical and electromechanical components and assemblies for commercial aircraft, helicopters and other specialty applications. EME is included in TransDigm’s Airframe segment. Approximately $20.3 million of goodwill recognized for the acquisition is not deductible for tax purposes.

Airborne Global Inc. – On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”) for approximately $264.2 million in cash. Airborne is the industry leading designer and manufacturer of personnel parachutes, cargo aerial delivery systems, emergency escape systems, naval decoys and other related products. Airborne is included in TransDigm’s Airframe segment. Approximately $155.9 million of goodwill recognized for the acquisition is not deductible for tax purposes.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With

Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, “Other Assets and Deferred Costs: Contracts with Customers,” to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. On July 9, 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Therefore, ASU 2014-09 is effective for the Company for annual reporting periods, including interim periods therein, beginning on October 1, 2018. The Company is currently evaluating the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which expands upon the guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial position, results of operations, cash flows and financial statement disclosures.

5.	EARNINGS PER SHARE (TWO-CLASS METHOD)

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
			`
Numerator for earnings (loss) per share:
Net income	$99,112	$16,177	$305,539	$192,655
Less dividends paid on participating securities	—	(110,903)	(3,365)	(120,528)

Net income (loss) applicable to common stock - basic and diluted	$99,112	$(94,726)	$302,174	$72,127

Denominator for basic and diluted earnings (loss) per share under the two-class method:
Weighted average common shares outstanding	53,361	52,915	52,937	52,802
Vested options deemed participating securities	3,247	4,255	3,668	4,275

Total shares for basic and diluted earnings (loss) per share	56,608	57,170	56,605	57,077

Basic and diluted earnings (loss) per share	$1.75	$(1.66)	$5.34	$1.26

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost of inventories is determined by the average cost and the first-in, first-out (FIFO) methods for all locations except CEF Industries LLC, which determines the cost of inventories using the last-in, first-out (LIFO) method. Less than 3% of the inventory was valued under the LIFO method at June 27, 2015.

Inventories consist of the following (in thousands):

	June 27, 2015	September 30, 2014
Raw materials and purchased component parts	$376,722	$298,318
Work-in-progress	147,189	146,980
Finished Goods	114,183	69,658

Total	638,094	514,956
Reserves for excess and obsolete inventory and LIFO	(63,908)	(55,882)

Inventories - net	$574,186	$459,074

7.	INTANGIBLE ASSETS

Intangible assets subject to amortization consist of the following (in thousands):

	June 27, 2015			September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$1,121,330	$219,604	$901,726	$854,918	$186,278	$668,640
Order backlog	23,091	9,859	13,232	8,006	6,006	2,000
Other	43,304	12,868	30,436	43,252	11,259	31,993

Total	$1,187,725	$242,331	$945,394	$906,176	$203,543	$702,633

Intangible assets acquired during the thirty-nine week period ended June 27, 2015 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$816,490
Trademarks and trade names	185,053

	1,001,543

Intangible assets subject to amortization:
Technology	266,563	20 years
Order backlog	15,085	1 year

	281,648	19.0 years

Total	$1,283,191

The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended June 27, 2015 and June 28, 2014 was approximately $38.8 million and $50.6 million, respectively. The estimated amortization expense is $58.1 million for fiscal year 2015, $62.6 million for fiscal year 2016, and $53.5 million for each of the four succeeding fiscal years 2017 through 2020.

The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2014 through June 27, 2015 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance, September 30, 2014	$1,563,438	$1,906,270	$55,369	$3,525,077
Goodwill acquired during the year	406,706	409,784	—	816,490
Purchase price allocation adjustments	—	(2,424)	—	(2,424)
Other	(3,585)	(10,599)	—	(14,184)

Balance, June 27, 2015	$1,966,559	$2,303,031	$55,369	$4,324,959

8.	DEBT

The Company’s debt consists of the following (in thousands):

	June 27, 2015	September 30, 2014
Short-term borrowings - trade receivable securitization facility	$200,000	$200,000

Term loans	$4,399,057	$3,873,131
5 1/2% senior subordinated notes due 2020 (2020 Notes)	550,000	550,000
7 1/2% senior subordinated notes due 2021 (2021 Notes)	500,000	500,000
6% senior subordinated notes due 2022 (2022 Notes)	1,150,000	1,150,000
6 1/2% senior subordinated notes due 2024 (2024 Notes)	1,200,000	1,200,000
6 1/2% senior subordinated notes due 2025 (2025 Notes)	450,000	—

	8,249,057	7,273,131
Less current portion	44,195	39,295

Long-term debt	$8,204,862	$7,233,836

Incremental Assumption and Refinancing Facility Agreement – On May 14, 2015, TransDigm Inc., TD Group and certain subsidiaries of TransDigm entered into an Incremental Assumption and Refinancing Facility Agreement (the “Assumption and Refinancing Agreement”) with Credit Suisse AG, as administrative agent and collateral agent (the “Agent”), and the other agents and lenders named therein. Pursuant to the Assumption and Refinancing Agreement, TransDigm, among other things, incurred new tranche E term loans (the “New Tranche E Term Loans”) in an aggregate principal amount equal to $1.0 billion and refinanced the existing tranche B term loans in an aggregate principal amount equal to $498 million into additional tranche E term loans (the “Refinanced Tranche B Term Loans” and together with the New Tranche E Term Loans, the “Tranche E Term Loans”). The Tranche E Term Loans were fully drawn on May 14, 2015 and mature on May 14, 2022. The terms and conditions (other than maturity date) that apply to the Tranche E Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the tranche B term loans immediately prior to the Assumption and Refinancing Agreement under the credit agreement.

Incremental Revolving Assumption – On May 20, 2015, TransDigm, TD Group and the subsidiaries of TransDigm named therein entered into an Incremental Revolving Credit Assumption and Refinancing Facility Agreement (the “Incremental Revolver”). Pursuant to the Incremental Revolver, TransDigm, among other things, increased the revolving commitments under the credit agreement in an aggregate principal amount of $130.0 million (the “New Revolving Commitments”) and refinanced a portion of the existing Tranche C term loans into the Tranche E Term Loans (the “Refinanced Tranche C Term Loans”). The terms and conditions that apply to the New Revolving Commitments are the same as those of the existing US Dollar revolving credit commitments under the credit agreement. The terms and conditions that apply to the Refinanced Tranche C Term Loans are the same as those of the tranche E term loans under the credit agreement. The revolving commitments consist of $550.0 million in the aggregate and mature on February 28, 2018. At June 27, 2015, the Company had $16.1 million letters of credit outstanding and $533.9 million of borrowings available under the credit facility.

Issuance of Senior Subordinated Notes – On May 14, 2015, TransDigm Inc. issued $450 million in aggregate principal amount of its 2025 Notes at an issue price of 100% of the principal amount. The 2025 bear interest at the rate of 6.50% per annum, which accrues from May 14, 2015 and is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2015. The 2025 Notes mature on May 15, 2025, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2025 Notes (the “2025 Indenture”).

The 2025 Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the 2025 Notes. The 2025 Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its wholly-owned domestic subsidiaries named in the 2025 Indentures. The guarantees of the 2025 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2025 Notes. The 2025 Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.

The 2025 Indentures contain certain covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers, and consolidations, liens and encumbrances, and prepayments of certain other indebtedness. The 2025 Indentures contain events of default customary for agreements of their type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency, all outstanding 2025 Notes of each series will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding 2025 Notes of a particular series may declare all such notes to be due and payable immediately.

9.	INCOME TAXES

At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended June 27, 2015 and June 28, 2014, the effective income tax rate was 28.6% and 22.5%, respectively. The Company’s higher effective tax rate for the thirteen week period was primarily due to higher pre-tax earnings and a smaller discrete adjustment related to the filing of the Company’s federal income tax return. During the thirty-nine week periods ended June 27, 2015 and June 28, 2014, the effective income tax rate was 30.1% and 32.8%, respectively. The Company’s lower effective tax rate for the thirty-nine week period ended June 27, 2015 was primarily due to foreign earnings taxed at rates lower than the U.S. statutory rate, a discrete adjustment related to the closing of the fiscal year 2012 and 2013 IRS examinations, and a discrete adjustment from the filing of the Company’s September 30, 2014 federal income tax return. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate primarily due to the domestic manufacturing deduction, foreign earnings taxed at rates lower than the U.S. statutory rate, a discrete adjustment related to the closing of the fiscal year 2012 and 2013 IRS examinations, and a discrete adjustment from the filing of the Company’s September 30, 2014 federal income tax return.

The Company and its subsidiaries file income tax returns in the U.S federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, Malaysia, Mexico, Norway, Singapore, Sri Lanka, Sweden, and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2014. The Company is currently under examination in Belgium for its fiscal years of 2013 and 2014. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.

At June 27, 2015 and September 30, 2014, TD Group had $8.9 million and $13.9 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $8.5 million and $13.5 million on the effective tax rate at June 27, 2015 and September 30, 2014, respectively. The Company believes that the tax positions that comprise the unrecognized tax benefit will be reduced by approximately $3.5 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		June 27, 2015		September 30, 2014
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$915,350	$915,350	$819,548	$819,548
Liabilities:
Interest rate swap agreements (1)	2	25,010	25,010	20,070	20,070
Interest rate swap agreements (2)	2	25,250	25,250	4,650	4,650
Short-term borrowings - trade receivable securitization facility	1	200,000	200,000	200,000	200,000
Long-term debt, including current portion:
Term loans	2	4,399,057	4,365,000	3,873,131	3,821,000
2020 Notes	1	550,000	546,000	550,000	529,000
2021 Notes	1	500,000	535,000	500,000	531,000
2022 Notes	1	1,150,000	1,153,000	1,150,000	1,121,000
2024 Notes	1	1,200,000	1,194,000	1,200,000	1,182,000
2025 Notes	1	450,000	452,000	—	—

(1)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.
(2)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes and 2025 Notes were based upon quoted market prices.

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

Interest rate swap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments that qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings.

At June 27, 2015, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At June 27, 2015, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At June 27, 2015, three interest rate swap agreements were in place to swap variable rates on the credit facility for a fixed rate based on an aggregate notional amount of $353 million through June 30, 2015. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) over the term of the interest rate swap agreements.

In conjunction with the refinancing of the 2011 credit facility, the Company no longer designated the interest rate swap agreements relating to the $353 million aggregate notional amount as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s equity (deficit) are being amortized into earnings over the remaining period of the swap agreements.

Based on the fair value amounts of the interest rate swap agreements determined as of June 27, 2015, the estimated net amount of existing gains and losses expected to be reclassified into interest expense within the next twelve months is approximately $19.9 million.

In July 2015, the Company entered into six interest rate cap agreements beginning September 30, 2015 to offset the variable rates on the credit facility based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company’s variable rate debt attributable to fluctuations above the three month LIBO rate of 2.50% through June 30, 2020.

12.	SEGMENTS

The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation. Effective October 1, 2014, the Company made certain organizational realignments of the businesses comprising the Power & Control and the Airframe segments. Operating results for the thirteen week and thirty-nine week periods ended June 28, 2014 were reclassified to conform to the presentation for the thirteen and thirty-nine week periods ended June 27, 2015.

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

The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces, lighting and control technology, personnel parachutes, cargo loading, handling and delivery systems, emergency escape systems and naval decoys. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

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

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week		Thirty-Nine Week
	Periods Ended		Periods Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales to external customers
Power & Control	$341,867	$290,878	$917,466	$848,472
Airframe	325,250	295,620	909,820	810,572
Non-aviation	24,278	24,084	70,037	71,621

	$691,395	$610,582	$1,897,323	$1,730,665

The following table reconciles EBITDA As Defined by segment to consolidated income before income taxes (in thousands):

	Thirteen Week		Thirty-Nine Week
	Periods Ended		Periods Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
EBITDA As Defined
Power & Control	$163,710	$146,998	$459,508	$424,682
Airframe	150,200	129,579	415,293	358,906
Non-aviation	4,919	4,624	14,797	14,831

Total segment EBITDA As Defined	318,829	281,201	889,598	798,419
Unallocated corporate expenses	5,974	5,617	18,946	16,310

Total Company EBITDA As Defined	312,855	275,584	870,652	782,109

Depreciation and amortization expense	26,921	24,821	67,767	74,541
Interest expense - net	106,796	87,613	305,623	250,755
Acquisition-related costs	12,271	2,355	19,288	18,297
Stock compensation expense	9,841	6,516	23,435	18,849
Refinancing costs	18,159	131,490	18,159	131,490
Other, net	126	1,912	(763)	1,322

Income before income taxes	$138,741	$20,877	$437,143	$286,855

The following table presents total assets by segment (in thousands):

	June 27, 2015	September 30, 2014
Total assets
Power & Control	$3,242,893	$2,453,308
Airframe	3,855,517	3,243,516
Non-aviation	131,944	132,988
Corporate	1,120,028	927,036

	$8,350,382	$6,756,848

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

13.	SUBSEQUENT EVENTS

On July 29, 2015, TransDigm Inc. entered into a definitive agreement to acquire PneuDraulics, Inc. (“PneuDraulics”) for approximately $325 million in cash. The purchase price includes approximately $107 million of tax benefits to be realized by the Company over a 15 year period beginning in 2015. The Company expects to finance the acquisition through existing cash on hand and existing availability under our revolving credit facility. PneuDraulics manufactures proprietary, highly engineered aerospace pneumatic and hydraulic components and sub-systems for commercial transport, regional, business jet and military applications. PneuDraulics will be included in TransDigm’s Power & Control segment.

In connection with the Company’s amendment of the trade accounts receivable securitization facility to a maturity date of August 2, 2016, the Company increased the borrowing capacity from $225 million to $250 million.

14.	SUPPLEMENTAL GUARANTOR INFORMATION

TransDigm’s 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes and 2025 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of June 27, 2015 and September 30, 2014 and its statements of income and comprehensive income and cash flows for the thirty-nine week periods ended June 27, 2015 and June 28, 2014 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.

Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes and 2025 Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing 100% owned domestic subsidiaries of TransDigm Inc. and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 27, 2015

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,469	$853,618	$2,011	$51,252	$—	$915,350
Trade accounts receivable - Net	—	(262)	30,612	399,856	(10,251)	419,955
Inventories - Net	—	37,165	441,217	96,504	(700)	574,186
Deferred income taxes	—	36,814	43	766	—	37,623
Prepaid expenses and other	—	50,967	13,426	17,979	—	82,372

Total current assets	8,469	978,302	487,309	566,357	(10,951)	2,029,486

INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,177,494)	6,662,175	4,282,143	(50,649)	(9,716,175)	—
PROPERTY, PLANT AND EQUIPMENT -Net	—	17,984	189,311	43,628	—	250,923
GOODWILL	—	150,877	4,015,541	158,541	—	4,324,959
TRADEMARKS AND TRADE NAMES	—	31,748	605,621	59,437	—	696,806
OTHER INTANGIBLE ASSETS - Net	—	7,235	920,078	19,542	(1,461)	945,394
DEBT ISSUE COSTS - Net	—	80,104	—	16	—	80,120
OTHER	—	6,166	14,678	1,850	—	22,694

TOTAL ASSETS	$(1,169,025)	$7,934,591	$10,514,681	$798,722	$(9,728,587)	$8,350,382

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$44,195	$—	$—	$—	$44,195
Short-term borrowings - trade receivable securitization facility	—	—	—	200,000	—	200,000
Accounts payable	—	17,485	89,131	32,671	(10,237)	129,050
Accrued liabilities	—	151,606	95,408	59,430	—	306,444

Total current liabilities	—	213,286	184,539	292,101	(10,237)	679,689

LONG-TERM DEBT	—	8,204,862	—	—	—	8,204,862
DEFERRED INCOME TAXES	—	490,782	3,053	(234)	—	493,601
OTHER NON-CURRENT LIABILITIES	—	67,177	36,403	37,675	—	141,255

Total liabilities	—	8,976,107	223,995	329,542	(10,237)	9,519,407

STOCKHOLDERS’ (DEFICIT) EQUITY	(1,169,025)	(1,041,516)	10,290,686	469,180	(9,720,144)	(1,169,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,169,025)	$7,934,591	$10,514,681	$798,722	$(9,730,381)	$8,350,382

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

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2015

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$95,145	$1,619,184	$192,926	$(9,932)	$1,897,323

COST OF SALES	—	57,550	700,720	126,740	(9,932)	875,078

GROSS PROFIT	—	37,595	918,464	66,186	0	1,022,245

SELLING AND ADMINISTRATIVE EXPENSES	—	59,979	136,490	26,885	—	223,354
AMORTIZATION OF INTANGIBLE ASSETS	—	1,044	33,941	2,981	—	37,966

INCOME (LOSS) FROM OPERATIONS	—	(23,428)	748,033	36,320	0	760,925
INTEREST EXPENSE - Net	—	313,706	(289)	(7,794)	—	305,623
REFINANCING COSTS	—	18,159	—	—	—	18,159

EQUITY IN INCOME OF SUBSIDIARIES	(305,539)	(558,191)	—	—	863,730	—

INCOME BEFORE INCOME TAXES	305,539	202,898	748,322	44,114	(863,730)	437,143

INCOME TAX PROVISION (BENEFIT)	—	(102,641)	226,369	7,876	—	131,604

NET INCOME	$305,539	$305,539	$521,953	$36,238	$(863,730)	$305,539

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(33,421)	(25,418)	1,944	(22,825)	46,299	(33,421)

TOTAL COMPREHENSIVE INCOME	$272,118	$280,121	$523,897	$13,413	$(817,431)	$272,118

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2014

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$88,655	$1,503,341	$146,508	$(7,839)	$1,730,665

COST OF SALES	—	53,714	660,960	104,807	(8,062)	811,419

GROSS PROFIT	—	34,941	842,381	41,701	223	919,246

SELLING AND ADMINISTRATIVE EXPENSES	—	46,302	129,695	23,764	—	199,761

AMORTIZATION OF INTANGIBLE ASSETS	—	1,041	45,043	4,301	—	50,385

INCOME (LOSS) FROM OPERATIONS	—	(12,402)	667,643	13,636	223	669,100

INTEREST EXPENSE - Net	—	249,957	(46)	844	—	250,755
REFINANCING COSTS	—	131,490				131,490
EQUITY IN INCOME OF SUBSIDIARIES	(192,655)	(444,083)	—	—	636,738	—

INCOME BEFORE INCOME TAXES	192,655	50,234	667,689	12,792	(636,515)	286,855

INCOME TAX PROVISION (BENEFIT)	—	(142,421)	229,333	7,288	—	94,200

NET INCOME	$192,655	$192,655	$438,356	$5,504	$(636,515)	$192,655

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(329)	(7,401)	2,173	4,899	329	(329)

TOTAL COMPREHENSIVE INCOME	$192,326	$185,254	$440,529	$10,403	$(636,186)	$192,326

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2015

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES	$—	$(109,574)	$472,150	$10,833	$18	$373,427

INVESTING ACTIVITIES:
Capital expenditures, net of disposals	—	(3,713)	(30,710)	(5,876)	—	(40,299)
Acquisition of businesses, net of cash acquired	—	(1,293,498)	—	—	—	(1,293,498)

Net cash used in investing activities	—	(1,297,211)	(30,710)	(5,876)	—	(1,333,797)

FINANCING ACTIVITIES:
Intercompany activities	(1,052,819)	1,478,706	(443,222)	17,353	(18)	—
Excess tax benefits related to share-based payment arrangements	50,580	—	—	—	—	50,580
Proceeds from exercise of stock options	52,982	—	—	—	—	52,982
Dividends paid	(3,365)	—	—	—	—	(3,365)
Proceeds from 2015 term loan - net	1,516,653	—				1,516,653
Proceeds from revolving credit facility	75,250					75,250
Repayment on 2014 term loan	(4,126)	—				(4,126)
Repayment on 2013 term loan	(999,272)	—				(999,272)
Repayment on revolving credit facility	(75,250)	—				(75,250)
Proceeds from senior subordinated notes due 2025 - net	445,746					445,746
Other financing activities	—	(949)	—	—	—	(949)

Net cash provided by (used in) financing activities	6,381	1,477,755	(443,222)	17,353	(18)	1,058,249

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(2,077)	—	(2,077)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,381	70,970	(1,782)	20,233	—	95,802

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,088	782,648	3,793	31,019	—	819,548

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,469	$853,618	$2,011	$51,252	$—	$915,350

TRANSDIGM GROUP INCORPORATED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 28, 2014

(Amounts in thousands)

	TransDigm	TransDigm	Subsidiary	Non- Guarantor		Total
	Group	Inc.	Guarantors	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$—	$(75,896)	$721,101	$(288,579)	$(7,097)	$349,529

INVESTING ACTIVITIES:
Capital expenditures, net of disposals	—	(2,142)	(20,667)	(2,641)	—	(25,450)
Cash proceeds from sale of real estate	—	—	16,380	—	—	16,380
Acquisition of business, net of cash acquired	—	(311,872)	—	—	—	(311,872)

Net cash used in investing activities	—	(314,014)	(4,287)	(2,641)	—	(320,942)

FINANCING ACTIVITIES:
Intercompany activities	1,463,362	(856,069)	(724,165)	109,775	7,097	—
Excess tax benefits related to share-based payment arrangements	40,481	—	—	—	—	40,481
Proceeds from exercise of stock options	14,649	—	—	—	—	14,649
Dividends paid	(1,445,293)	—	—	—	—	(1,445,293)
Treasury stock repurchased	(72,402)	—	—	—	—	(72,402)
Proceeds from 2014 term loan - net	—	806,378	—	—	—	806,378
Repayment on 2013 term loan	—	(15,522)	—	—	—	(15,522)
Proceeds from senior subordinated notes due 2022 and 2024 - net	—	2,329,125	—	—	—	2,329,125
Repurchase of senior subordinated notes due 2018	—	(1,720,997)	—	—	—	(1,720,997)
Proceeds from trade receivable securitization facility - net	—	—	—	199,390	—	199,390
Other financing activities	—	(78)	—	—	—	(78)

Net cash provided by (used in) financing activities	797	542,837	(724,165)	309,165	7,097	135,731

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	76	—	76

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	797	152,927	(7,351)	18,021	—	164,394

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,313	536,863	7,900	18,664	—	564,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,110	$689,790	$549	$36,685	$—	$729,134

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

Overview

We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seatbelts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes and cargo loading, handling, and delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the third quarter of fiscal 2015, we generated net sales of $691.4 million and net income of $99.1 million. EBITDA As Defined was $312.9 million, or 45.2% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

Acquisitions

Pexco Aerospace – On May 14, 2015, a newly formed subsidiary of TransDigm Inc. acquired the assets of the aerospace business of Pexco LLC for a total purchase price of approximately $496 million in cash, less an adjustment of $0.4 million based upon the net current assets delivered (the purchase price adjustment was finalized and we received the adjustment amount in cash in July 2015). The purchase price includes approximately $160 million of tax benefits to be realized by TransDigm over a 15 year period beginning in 2015. TransDigm Inc. financed the acquisition of Pexco Aerospace through a combination of existing cash on hand and cash proceeds from the issuance of $450.0 million in senior subordinated notes due in May 2025. Pexco Aerospace manufactures extruded plastic interior parts for use in the commercial aerospace industry. These products fit well with TransDigm’s overall business direction. Pexco Aerospace is included in TransDigm’s Airframe segment. The Company is in the process of obtaining information to value certain tangible and intangible assets and therefore the consolidated financial statements at June 27, 2015 reflect a preliminary purchase price allocation for the business.

Adams Rite Aerospace GmbH – On March 31, 2015, the Company’s Adams Rite subsidiary acquired the aerospace business of Franke Aquarotter GmbH (now named Adams Rite Aerospace GmbH) for approximately $75 million in cash. Adams Rite Aerospace

GmbH manufactures proprietary faucets and related products for use on commercial transports and regional jets. These products fit well with TransDigm’s overall business direction. Adams Rite Aerospace GmbH is included in TransDigm’s Airframe segment. The Company is in the process of obtaining information to value certain tangible and intangible assets and therefore the consolidated financial statements at June 27, 2015 reflect a preliminary purchase price allocation for the business.

Telair Cargo Group – On March 26, 2015, TransDigm Inc. acquired Telair for a total purchase price of approximately $730.9 million in cash, less an adjustment of $0.6 million based upon the net current assets delivered (the purchase price adjustment was finalized and we received the adjustment amount in cash in July 2015). TransDigm Inc. financed the acquisition of Telair through a combination of existing cash on hand and the borrowing of approximately $75 million under its existing revolving credit facility. Telair is a global leader in aerospace on-board cargo loading and handling, restraint systems and unit load devices for a variety of commercial and military platforms with positions on a wide range of new and existing aircraft. The business consists of three major operating units: Telair International GmbH, Nordisk Aviation Products and Telair US LLC. These products fit well with TransDigm’s overall business direction. Telair International GmbH and Telair US LLC are included in TransDigm’s Power & Control segment and Nordisk Aviation Products is included in TransDigm’s Airframe segment. The Company is in the process of obtaining information to value certain tangible and intangible assets and therefore the consolidated financial statements at June 27, 2015 reflect a preliminary purchase price allocation for the business.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)		(in thousands)
Net income	$99,112	$16,177	$305,539	$192,655
Adjustments:
Depreciation and amortization expense	26,921	24,821	67,767	74,541
Interest expense, net	106,796	87,613	305,623	250,755
Income tax provision	39,629	4,700	131,604	94,200

EBITDA	272,458	133,311	810,533	612,151
Adjustments:
Inventory purchase accounting adjustments(1)	4,752	1,235	4,752	9,626
Acquisition integration costs(2)	3,305	832	6,546	5,356
Acquisition transaction-related expenses(3)	4,214	288	7,990	3,315
Non-cash stock compensation expense(4)	9,841	6,516	23,435	18,849
Refinancing costs (5)	18,159	131,490	18,159	131,490
Other, net	126	1,912	(763)	1,322

EBITDA As Defined	$312,855	$275,584	$870,652	$782,109

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)	Represents the compensation expense recognized by TD Group under our stock incentive plans.
(5)	For the periods ended June 27, 2015, represents debt issuance costs expensed in conjunction with the refinancing of our 2013 term loans in May 2015. For the periods ended June 28, 2014, represents debt issuance costs expensed and the premium paid to redeem our 2018 Notes in June 2014.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirty-Nine Week Periods Ended
	June 27, 2015	June 28, 2014
	(in thousands)
Net cash provided by operating activities	$373,427	$349,529
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	6,766	34,092
Interest expense, net (1)	293,634	240,857
Income tax provision - current	127,720	96,727
Non-cash stock compensation expense (2)	(23,435)	(18,849)
Excess tax benefit from exercise of stock options	50,580	40,481
Refinancing costs (6)	(18,159)	(131,490)
Other, net	—	804

EBITDA	810,533	612,151
Adjustments:
Inventory purchase accounting adjustments (3)	4,752	9,626
Acquisition integration costs (4)	6,546	5,356
Acquisition transaction-related expenses (5)	7,990	3,315
Non-cash stock compensation expense (2)	23,435	18,849
Refinancing costs (6)	18,159	131,490
Other, net	(763)	1,322

EBITDA As Defined	$870,652	$782,109

(1)	Represents interest expense excluding the amortization of debt issue costs and premium and discount on debt.
(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.
(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(6)	For the period ended June 27, 2015, represents debt issuance costs expensed in conjunction with the refinancing of our 2013 term loans in May 2015. For the period ended June 28, 2014, represents debt issuance costs expensed and the premium paid to redeem our 2018 Notes in June 2014.

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

A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2014. There have been no significant changes to our critical accounting policies during the thirty-nine week period ended June 27, 2015.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	June 27, 2015	% of Sales	June 28, 2014	% of Sales
Net sales	$691,395	100.0%	$610,582	100.0%
Cost of sales	331,940	48.0	283,054	46.4
Selling and administrative expenses	81,849	11.8	71,146	11.6
Amortization of intangible assets	13,910	2.1	16,402	2.7

Income from operations	263,696	38.1	239,980	39.3
Interest expense, net	106,796	15.4	87,613	14.4
Refinancing costs	18,159	2.6	131,490	21.5
Income tax provision	39,629	5.8	4,700	0.8

Net income	$99,112	14.3%	$16,177	2.6%

	Thirty-Nine Week Periods Ended
	June 27, 2015	% of Sales	June 28, 2014	% of Sales
Net sales	$1,897,323	100.0%	$1,730,665	100.0%
Cost of sales	875,078	46.1	811,419	46.9
Selling and administrative expenses	223,354	11.8	199,761	11.5
Amortization of intangible assets	37,966	2.0	50,385	2.9

Income from operations	760,925	40.1	669,100	38.7
Interest expense, net	305,623	16.1	250,755	14.5
Refinancing costs	18,159	1.0	131,490	7.6
Income tax provision	131,604	6.9	94,200	5.5

Net income	$305,539	16.1%	$192,655	11.1%

Changes in Results of Operations

Thirteen week period ended June 27, 2015 compared with the thirteen week period ended June 28, 2014

Total Company

•

Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended June 27, 2015 and June 28, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	June 27, 2015	June 28, 2014	Change
Organic sales	$627.3	$610.6	$16.7	2.7%
Acquisition sales	64.1	—	64.1	10.5%

	$691.4	$610.6	$80.8	13.2%

Commercial aftermarket sales increased $4.2 million, or an increase of 1.8% and defense sales increased $14.3 million, or an increase of 8.1%. The increases were slightly offset by commercial OEM sales decreasing $0.3 million, or a decrease of 0.2%, for the quarter ended June 27, 2015 compared to the quarter ended June 28, 2014.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Telair in fiscal year 2015.

•

Cost of Sales and Gross Profit. Cost of sales increased by $48.8 million, or 17.2%, to $331.9 million for the quarter ended June 27, 2015 compared to $283.1 million for the quarter ended June 28, 2014. Cost of sales and the related percentage of total sales for the thirteen week periods ended June 27, 2015 and June 28, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2015	June 28, 2014	Change	% Change
Cost of sales - excluding costs below	$322.3	$280.0	$42.3	15.1%
% of total sales	46.6%	45.9%

Inventory purchase accounting adjustments	4.8	1.2	3.6	300.0%
% of total sales	0.7%	0.2%

Acquisition integration costs	3.3	0.9	2.4	266.7%
% of total sales	0.5%	0.1%

Stock compensation expense	1.5	1.0	0.5	50.0%
% of total sales	0.2%	0.2%

Total cost of sales	$331.9	$283.1	$48.8	17.2%

% of total sales	48.0%	46.4%

Gross profit	$359.5	$327.5	$32.0	9.8%

Gross profit percentage	52.0%	53.6%

The increase in the dollar amount of cost of sales during the thirteen week period ended June 27, 2015 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth. There were also higher acquisition integration costs and inventory purchase accounting adjustments as shown in the table above.

Gross profit as a percentage of sales decreased by 1.6 percentage points to 52.0% for the thirteen week period ended June 27, 2015 from 53.6% for the thirteen week period ended June 28, 2014. The dollar amount of gross profit increased by $32.0 million, or 9.8%, for the quarter ended June 27, 2015 compared to the comparable quarter last year due to the following items:

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $24 million for the quarter ended June 27, 2015, which represented gross profit of approximately 38% of the acquisition sales.

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $14 million for the quarter ended June 27, 2015.

•

Slightly offsetting the increases in gross profit was the impact of higher inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $6 million for the quarter ended June 27, 2015.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $10.7 million to $81.8 million, or 11.8% of sales, for the thirteen week period ended June 27, 2015 from $71.1 million, or 11.7% of sales, for the thirteen week period ended June 28, 2014. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended June 27, 2015 and June 28, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2015	June 28, 2014	Change	% Change
Selling and administrative expenses -excluding costs below	$69.2	$63.4	$5.8	9.1%
% of total sales	10.0%	10.4%

Stock compensation expense	8.4	5.5	2.9	52.7%
% of total sales	1.2%	1.0%

Acquisition related expenses	4.2	2.2	2.0	90.9%
% of total sales	0.6%	0.4%

Total selling and administrative expenses	$81.8	$71.1	$10.7	15.0%

% of total sales	11.8%	11.7%

The increase in the dollar amount of selling and administrative expenses during the quarter ended June 27, 2015 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $5.1 million, which was approximately 8% of the acquisition sales, and higher acquisition-related expenses and stock compensation expense of $2.0 million and $2.9 million, respectively.

•

Amortization of Intangible Assets. Amortization of intangible assets decreased to $13.9 million for the quarter ended June 27, 2015 from $16.4 million for the comparable quarter last year. The net decrease of $2.5 million was primarily due to order backlog amortization expense from prior acquisitions becoming fully amortized.

•

Refinancing Costs. Refinancing costs of $18.2 million were recorded during the quarter ended June 27, 2015 representing debt issue costs expensed in connection with the debt financing activity during the quarter. Included within the $18.2 million was approximately $10.2 million of unamortized debt issue costs written off. Refinancing costs of $131.5 million were recorded during the quarter ended June 28, 2014 representing debt issue costs expensed in connection with the redemption of the 2018 Notes.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $19.2 million, or 21.9%, to $106.8 million for the quarter ended June 27, 2015 from $87.6 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $7.9 billion for the quarter ended June 27, 2015 and approximately $6.3 billion for the quarter ended June 28, 2014. The increase in weighted average level of borrowings was primarily due to the issuance of the 6.5% senior subordinated notes due 2025 for $450.0 million in May 2015 and the additional incremental term loan of $1.0 billion in May 2015. The weighted average interest rate for cash interest payments on total outstanding borrowings at June 27, 2015 was 5.10%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 28.6% for the quarter ended June 27, 2015 compared to 22.5% for the quarter ended June 28, 2014. The Company’s higher effective tax rate for the thirteen week period was primarily due to higher pre-tax earnings and a smaller discrete adjustment related to the filing of the Company’s federal income tax return.

•

Net Income. Net income increased $82.9 million, or 512.6%, to $99.1 million for the quarter ended June 27, 2015 compared to net income of $16.2 million for the quarter ended June 28, 2014, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $1.75 for the quarter ended June 27, 2015 and the basic and diluted loss per share was $1.66 for the quarter ended June 28, 2014. Net income for the thirteen week period ended June 27, 2015 of $99.1 million had no reduction related to the allocation of dividends on participating securities. Net income for the thirteen week period ended June 28, 2014 of $16.2 million was decreased by an allocation of dividends on participating securities of $110.9 million, or $1.94 per share, resulting in net loss available to common shareholders of $(94.7) million. The increase in earnings per share of $3.41 per share to $1.75 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended June 27, 2015 and June 28, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2015	% of Sales	June 28, 2014	% of Sales	Change	% Change
Power & Control	$341.9	49.5%	$290.9	47.6%	$51.0	17.5%
Airframe	325.3	47.0%	295.6	48.5%	29.7	10.0%
Non-aviation	24.2	3.5%	24.1	3.9%	0.1	0.4%

	$691.4	100.0%	$610.6	100.0%	$80.8	13.2%

Acquisition sales for the Power & Control segment totaled $44.7 million, or an increase of 15.4%, resulting from the acquisitions of Telair International GmbH and Telair US LLC in fiscal year 2015. Organic sales increased $6.3 million, or an increase of 2.1%, for the thirteen week period ended June 27, 2015 compared to the thirteen week period ended June 28, 2014. The organic sales increase resulted from increases in commercial OEM sales ($3.1 million, an increase of 4.4%) and defense sales ($4.6 million, an increase of 4.2%) offset by a decrease in commercial aftermarket sales ($2.1 million, a decrease of 2.0%).

Acquisition sales for the Airframe segment totaled $19.4 million, or an increase of 6.6%, resulting from the acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products in fiscal year 2015. Organic sales increased $10.3 million, or an increase of 3.5%, for the thirteen week period ended June 27, 2015 compared to the thirteen week period ended June 28, 2014. The organic sales increase resulted from increases in commercial aftermarket ($6.3 million, an increase of 5.1%) and defense sales ($9.6 million, an increase of 15.2%) partially offset by a decrease in commercial OEM sales ($3.1 million, a decrease of 3.0%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended June 27, 2015 and June 28, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2015	% of Segment Sales	June 28, 2014	% of Segment Sales	Change	% Change
Power & Control	$163.7	47.9%	$147.0	50.5%	$16.7	11.4%
Airframe	150.2	46.2%	129.6	43.8%	20.6	15.9%
Non-aviation	4.9	20.2%	4.6	19.1%	0.3	6.5%

	$318.8	46.1%	$281.2	46.1%	$37.6	13.4%

EBITDA As Defined for the Power & Control segment from the fiscal year 2015 acquisitions of Telair International GmbH and Telair US LLC was approximately $12.3 million for the thirteen week period ended June 27, 2015. Organic EBITDA As Defined increased approximately $4.4 million, or an increase of 3.1%, resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

EBITDA As Defined for the Airframe segment from the fiscal year 2015 acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products was approximately $6.4 million for the thirteen week period ended June 27, 2015. Organic EBITDA As Defined increased approximately $14.2 million, or an increase of 10.9%, resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

Thirty-nine week period ended June 27, 2015 compared with the thirty-nine week period ended June 28, 2014

Total Company

•

Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended June 27, 2015 and June 28, 2014 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Total Sales
	June 27, 2015	June 28, 2014	Change
Organic sales	$1,780.4	$1,730.7	$49.7	2.9%
Acquisition sales	116.9	—	116.9	6.7%

	$1,897.3	$1,730.7	$166.6	9.6%

Commercial OEM sales increased $10.0 million, or 2.0%, commercial aftermarket sales increased $29.5 million, or 4.6%, and defense sales increased $14.8 million, or 3.0%, for the thirty-nine week period ended June 27, 2015 compared to the thirty-nine week ended June 28, 2014.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Telair in fiscal year 2015 and Airborne and EME in fiscal year 2014.

•

Cost of Sales and Gross Profit. Cost of sales increased by $63.7 million, or 7.9%, to $875.1 million for the thirty-nine week period ended June 27, 2015 compared to $811.4 million for the thirty-nine week period ended June 28, 2014. Cost of sales and the related percentage of total sales for the thirty-nine week periods ended June 27, 2015 and June 28, 2014 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2015	June 28, 2014	Change	% Change

Cost of sales - excluding costs below	$861.3	$794.8	$66.5	8.4%
% of total sales	45.4%	45.9%

Inventory purchase accounting adjustments	4.8	9.6	(4.8)	-50.0%
% of total sales	0.3%	0.6%

Acquisition integration costs	5.5	4.2	1.3	31.0%
% of total sales	0.3%	0.2%

Stock compensation expense	3.5	2.8	0.7	25.0%
% of total sales	0.2%	0.2%

Total cost of sales	$875.1	$811.4	$63.7	7.9%

% of total sales	46.1%	46.9%

Gross profit	$1,022.2	$919.2	$103.0	11.2%

Gross profit percentage	53.9%	53.1%

The increase in the dollar amount of cost of sales during the thirty-nine week period ended June 27, 2015 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth partially offset by lower inventory purchase accounting adjustments as shown in the table above.

Gross profit as a percentage of sales increased by 0.8 percentage points to 53.9% for the thirty-nine week period ended June 27, 2015 from 53.1% for the thirty-nine week period ended June 28, 2014. The dollar amount of gross profit increased by $103.0 million, or 11.2%, for the thirty-nine week period ended June 27, 2015 compared to the comparable thirty-nine week period last year due to the following items:

•

Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $56 million for the thirty-nine week period ended June 27, 2015.

•

Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $42 million for the thirty-nine week period ended June 27, 2015, which represented gross profit of approximately 36% of the acquisition sales.

•	Impact of lower inventory purchase accounting adjustments charged to cost of sales of approximately $5 million for the thirty-nine week period ended June 27, 2015.

•

Selling and Administrative Expenses. Selling and administrative expenses increased by $23.6 million to $223.4 million, or 11.8% of sales, for the thirty-nine week period ended June 27, 2015 from $199.8 million, or 11.5% of sales, for the thirty-nine week period ended June 28, 2014. Selling and administrative expenses and the related percentage of total sales for the thirty-nine week periods ended June 27, 2015 and June 28, 2014 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2015	June 28, 2014	Change	% Change
Selling and administrative expenses - excluding costs below	$194.4	$177.2	$17.2	9.7%
% of total sales	10.2%	10.2%

Stock compensation expense	19.9	16.0	3.9	24.4%
% of total sales	1.1%	0.9%

Acquisition related expenses	9.1	6.6	2.5	37.9%
% of total sales	0.5%	0.4%

Total selling and administrative expenses	$223.4	$199.8	$23.6	11.8%

% of total sales	11.8%	11.5%

The increase in the dollar amount of selling and administrative expenses during the thirty-nine week period ended June 27, 2015 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $12.8 million, which was approximately 11% of the acquisition sales, and higher acquisition-related expenses and stock compensation expense of $2.5 million and $3.9 million, respectively.

•

Amortization of Intangible Assets. Amortization of intangible assets decreased to $38.0 million for the thirty-nine week period ended June 27, 2015 from $50.4 million for the comparable thirty-nine week period last year. The net decrease of $12.4 million was primarily due to order backlog from prior acquisitions becoming fully amortized.

•

Refinancing Costs. Refinancing costs of $18.2 million were recorded during the thirty-nine week period ended June 27, 2015 representing debt issue costs expensed in connection with the debt financing activity during the quarter ended June 27, 2015. Included within the $18.2 million was approximately $10.2 million of unamortized debt issue costs written off. Refinancing costs of $131.5 million were recorded during the thirty-nine week period ended June 28, 2014 representing debt issue costs expensed in connection with the redemption of the 2018 Notes during the quarter ended June 28, 2014.

•

Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $54.9 million, or 21.9%, to $305.6 million for the thirty-nine week period ended June 27, 2015 from $250.8 million for the comparable thirty-nine week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $7.6 billion for the thirty-nine week period ended June 27, 2015 and approximately $6.0 billion for the thirty-nine week period ended June 28, 2014. The increase in weighted average level of borrowings was primarily due to the issuance the 6.5% senior subordinated notes due 2025 for $450.0 million in May 2015 and the additional incremental term loan of $1.0 billion. The weighted average interest rate for cash interest payments on total outstanding borrowings at June 27, 2015 was 5.10%.

•

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 30.1% for the thirty-nine week period ended June 27, 2015 compared to 32.8% for the thirty-nine week period ended June 28, 2014. The Company’s lower effective tax rate for the thirty-nine week period ended June 27, 2015 was primarily due to foreign earnings taxed at rates lower than the U.S. statutory rate, a discrete adjustment related to the closing of the fiscal year 2012 and 2013 IRS examinations, and a discrete adjustment from the filing of the Company’s September 30, 2014 federal income tax return.

•

Net Income. Net income increased $112.9 million, or 58.6%, to $305.5 million for the thirty-nine week period ended June 27, 2015 compared to net income of $192.7 million for the thirty-nine week period ended June 28, 2014, primarily as a result of the factors referred to above.

•

Earnings per Share. The basic and diluted earnings per share were $5.34 for the thirty-nine week period ended June 27, 2015 and $1.26 per share for the thirty-nine week period ended June 28, 2014. Net income for the thirty-nine week period ended June 27, 2015 of $305.5 million was decreased by an allocation of dividends on participating securities of $3.4 million, or $0.06 per share, resulting in net income available to common shareholders of $302.2 million. Net income for the thirty-nine week period ended June 28, 2014 of $192.7 million was decreased by an allocation of dividends on participating securities of $120.5 million, or $2.11 per share, resulting in net income available to common shareholders of $72.1 million. The increase in earnings per share of $4.08 per share to $5.34 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirty-nine week periods ended June 27, 2015 and June 28, 2014 as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2015	% of Sales	June 28, 2014	% of Sales	Change	% Change
Power & Control	$917.5	48.43%	$848.5	49.0%	$69.0	8.1%
Airframe	909.8	48.0%	810.6	46.9%	99.2	12.2%
Non-aviation	70.0	3.7%	71.6	4.1%	(1.6)	(2.2)%

	$1,897.3	100.0%	$1,730.7	100.0%	$166.6	9.6%

Acquisition sales for the Power & Control segment totaled $44.7 million, or an increase of 5.3%, resulting from the acquisitions of Telair International GmbH and Telair US LLC in fiscal year 2015. Organic sales increased $24.3 million, or an increase of 2.9%, for the thirty-nine week period ended June 27, 2015 compared to the thirty-nine week period ended June 28, 2014. The organic sales increase resulted from increases in defense sales ($14.4 million, an increase of 4.4%), commercial aftermarket sales ($6.8 million, an increase of 2.3%) and commercial OEM sales ($1.8 million, an increase of 0.9%).

Acquisition sales for the Airframe segment totaled $72.2 million, or an increase of 8.9%, resulting from the acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products in fiscal year 2015 and EME and Airborne in fiscal year 2014. Organic sales increased $27.0 million, or an increase of 3.3%, for the thirty-nine week period ended June 27, 2015 compared to the thirty-nine week period ended June 28, 2014. The organic sales increase resulted from increases in commercial aftermarket ($22.6 million, an increase of 6.5%), commercial OEM sales ($9.7 million, an increase of 3.4%) and defense sales ($0.6 million, an increase of 0.4%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirty-nine week periods ended June 27, 2015 and June 28, 2014 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2015	% of Segment Sales	June 28, 2014	% of Segment Sales	Change	% Change
Power & Control	$459.5	50.1%	$424.7	50.0%	$34.9	8.2%
Airframe	415.3	45.6%	358.9	44.2%	56.3	15.7%
Non-aviation	14.8	21.1%	14.8	20.7%	—	0.0%

	$889.6	46.9%	$798.4	46.1%	$91.2	11.4%

EBITDA As Defined for the Power & Control segment from the fiscal year 2015 acquisitions of Telair International GmbH and Telair US LLC was approximately $12.3 million for the thirty-nine week period ended June 27, 2015. Organic EBITDA As Defined increased approximately $22.6 million, or an increase of 5.3%, resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

EBITDA As Defined for the Airframe segment from the acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products in fiscal year 2015 and EME and Airborne in fiscal year 2014 was approximately $19.3 million for the thirty-nine week period ended June 27, 2015. Organic EBITDA As Defined increased approximately $37.0 million, or an increase of 10.3%, resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

Backlog

As of June 27, 2015, the Company estimated its sales order backlog at $1,416 million compared to an estimated sales order backlog of $1,289 million as of June 28, 2014. The increase in backlog is primarily due to acquisitions. The majority of the purchase orders outstanding as of June 27, 2015 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 27, 2015 may not necessarily represent the actual amount of shipments or sales for any future period.

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

Liquidity and Capital Resources

Operating Activities. The Company generated $373.4 million of net cash from operating activities during the thirty-nine week period ended June 27, 2015 compared to $349.5 million during the thirty-nine week period ended June 28, 2014. The net increase of $23.9 million was primarily due to an increase in income from operations during the period that was partially offset by higher income tax payments during the period and an increase in the excess tax benefits related to share-based payment arrangements.

Investing Activities. Net cash used in investing activities was comprised of cash paid in connection with the acquisitions of Telair, Adams Rite Aerospace GmbH and Pexco Aerospace of $1,293.5 million and capital expenditures of $40.3 million during the thirty-nine week period ended June 27, 2015. Net cash used in investing activities was $320.9 million during the thirty-nine week period ended June 28, 2014 consisted of cash paid in connection with the acquisitions of EME and Airborne of $311.9 million and capital expenditures of $25.5 million offset by cash proceeds from the sale of real estate of $16.4 million.

Financing Activities. Net cash provided by financing activities during the thirty-nine week period ended June 27, 2015 was $1,058.2 million, which primarily was comprised of net proceeds from the 2015 term loan of $1,516.7 million, net proceeds from the 2025 Notes of $445.7 million and $103.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options partially offset by $999.3 million and $4.1 million of repayments on the 2013 and 2014 term loan credit facilities, respectively.

Net cash provided by financing activities during the thirty-nine week period ended June 28, 2014 was $135.7 million, which primarily comprised $2,329.1 million of net proceeds from our 2022 Notes and 2024 Notes, $806.4 million of additional net proceeds under our 2014 term loan, $199.4 of net proceeds from the trade receivable securitization facility, $55.1 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options partially offset by $1,445.3 million of dividends and dividend equivalent payments, $1,721.0 million of repurchase of our 2018 Notes, $72.4 million of treasury stock repurchases, and $15.5 million of repayments on the 2013 term loan.

Description of Senior Secured Credit Facilities and Indentures

Senior Secured Credit Facilities

TransDigm has $4,405 million in fully drawn term loans (the “Term Loan Facility”) and a $550 million Revolving Credit Facility (together with the Term Loan Facility, the “Credit Facility”).

The Term Loan Facility consists of three tranches of term loans—tranche C term loans, tranche D term loans and tranche E term loans and the Revolving Credit Facility consisting of one tranche—revolving commitments, which include up to $100 million of multicurrency revolving commitments. The tranche C term loans consist of $2,046 million in the aggregate maturing on February 28, 2020, the tranche D term loans consist of $819 million in the aggregate maturing on June 4, 2021 and the tranche E term loans consist of $1,540 million maturing on May 14, 2022. The Term Loan Facility requires quarterly aggregate principal payments of $11.0 million.

The revolving commitments consist of $550.0 million in the aggregate and mature on February 28, 2018. At June 27, 2015, the Company had $16.1 million letters of credit outstanding and $533.9 million of borrowings available under the Credit Facility.

The interest rates per annum applicable to the loans under the Credit Facility will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. At June 27, 2015, the applicable interest rate was 3.50% on the tranche E term loan and 3.75% on the tranche C and tranche D term loans.

The Term Loan Facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the 2014 Credit Facility), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ending September 30, 2014, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Term Loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. In addition, if prior to December 4, 2014 with respect to Tranche B and Tranche C Term Loans prior to June 4, 2015 with respect to Tranche D Term Loans, and prior to November 14, 2015 with respect to Tranche E Term Loans, the principal amount of the term loans are (i) prepaid substantially concurrently with the incurrence by TD Group, TransDigm or any its subsidiaries of new bank loans that have an effective yield lower than the yield in effect on the term loans so prepaid or (ii) received by a lender due to a mandatory assignment following the failure of such lender to consent to an amendment of the 2014 Credit Facility that has the effect of reducing the effective interest rate with respect to the term loans, such prepayment or receipt shall be accompanied by a premium of 1.0%.

In July 2015, the Company entered into six interest rate cap agreements beginning September 30, 2015 to offset the variable rates on the credit facility based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company’s variable rate debt attributable to fluctuations above the three month LIBO rate of 2.50% through June 30, 2020.

At June 27, 2015, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At June 27, 2015, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At June 27, 2015, three interest rate swap agreements were in place to swap variable rates on the credit facility for a fixed rate based on an aggregate notional amount of $353 million through June 30, 2015. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) over the term of the interest rate swap agreements.

Indentures

In October 2012, TransDigm Inc. issued $550 million in aggregate principal amount of its 2020 Notes at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in October 2020. Interest under the 2020 Notes is payable semi-annually.

In July 2013, the Company issued $500 million in aggregate principal amount of its 2021 Notes at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in July 2021. Interest under the 2021 Notes is payable semi-annually.

In June 2014, the Company issued $1.15 billion in aggregate principal amount of its 2022 Notes at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in July 2022. Interest under the 2022 Notes is payable semi-annually.

In June 2014, the Company issued $1.2 billion in aggregate principal amount of its 2024 Notes at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in July 2024. Interest under the 2024 Notes is payable semi-annually.

In May 2015, the Company issued $450 million in aggregate principal amount of its 2025 Notes (and together with the 2018 Notes, 2020 Notes, 2021 Notes, the 2022 Notes and the 2024 Notes, the “Notes”) at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in May 2025. Interest under the 2025 Notes is payable semi-annually. The Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the applicable Indentures.

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

Trade Receivables Securitization

During the quarter ended December 28, 2013, the Company established a trade accounts receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of trade accounts receivable. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. As of June 27, 2015, the Company borrowed $200 million under the Securitization Facility. In August 2015, the Company increased the borrowing capacity from $225 million to $250 million in connection with amending the Securitization Facility to a maturity date of August 2, 2016.

Stock Repurchase Program

On October 22, 2014, our Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $300 million in the aggregate. In our Current Report on Form 8-K dated October 22, 2014 and subsequent periodic reports, we erroneously referred to an authorized amount of $250 million of shares. No repurchases were made under the program during the quarter ended June 27, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At June 27, 2015, we had borrowings under our Credit Facility of $4.4 billion that were subject to interest rate risk. Borrowings under our Credit Facility bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBO rate for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our Credit Facility. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Credit Facility by approximately $44 million based on the amount of outstanding borrowings at June 27, 2015. The weighted average interest rate on the $4.4 billion of borrowings under our Credit Facility on June 27, 2015 was 4.2%.

At June 27, 2015, three interest rate swap agreements were in place to swap variable rates on the Credit Facility for a fixed rate based on an aggregate notional amount of $353 million through June 30, 2015. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2013 Credit Facility to a fixed rate of 5.17% (2.17% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At June 27, 2015, three interest rate swap agreements were in place to hedge the variable interest rates on the Credit Facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These forward-starting interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the Credit Facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.

At June 27, 2015, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the Credit Facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the Credit Facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.

In July 2015, the Company entered into six interest rate cap agreements beginning September 30, 2015 to offset the variable rates on the credit facility based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company’s variable rate debt attributable to fluctuations above the three month LIBO rate of 2.50% through June 30, 2020.

The fair value of the $4.40 billion aggregate principal amount of borrowings under our Credit Facility is exposed to the market risk of interest rates. The estimated fair value of such term loan approximated $4.37 billion at June 27, 2015 based upon information provided to the Company from its agent under the Credit Facility. The fair value of our $0.55 billion 2020 Notes, our $0.50 billion 2021 Notes, our $1.15 billion 2022 Notes, our $1.2 billion 2024 Notes and our $0.45 billion 2025 Notes are exposed to the market risk of interest rate changes. The estimated fair value of the 2020 Notes approximated $0.55 billion, the estimated fair value of the 2021 Notes approximated $0.54 billion, the estimated fair value of the 2022 Notes approximated $1.15 billion, the estimated fair value of the 2024 Notes approximated $1.19 billion and the estimated fair value of the 2025 Notes approximated $0.45 billion at June  27, 2015 based upon quoted market rates.

ITEM 4. CONTROLS AND PROCEDURES

As of June 27, 2015, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.

Changes in Internal Control over Financial Reporting

During the thirty-nine week period ended June 27, 2015, we have acquired Telair, Adams Rite Aerospace GmbH, and Pexco Aerospace. These businesses acquired had operated under their own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate their processes into our own systems and control environment. We currently expect to complete the incorporation of the acquisitions’ operations into our systems and control environment in fiscal year 2016.

There have been no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended June 27, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On October 22, 2014, our Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $300 million in the aggregate. In our Current Report on Form 8-K dated October 22, 2014 and subsequent periodic reports, we erroneously referred to an authorized amount of $250 million of shares. No repurchases were made under the program during the quarter ended June 27, 2015.

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)

3.2	Certificate of Amendment, filed May 14, 2015, of the Certificate of Incorporation of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)

3.3	Bylaws of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)

4.1	Indenture, dated as of May 14, 2105, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. as trustee, relating to TransDigm Inc.’s 6.500% Senior Subordinated Notes due 2015 (incorporated by reference to Form 8-K filed May 19, 2015)

4.2	Form of 6.500% Senior Subordinated Notes due 2025 (included in Exhibit 4.1)

4.3	Form of Notation of Guarantee (included in Exhibit 4.1)

4.4	Registration Rights Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC as representatives for the initial purchasers listed therein (incorporated by reference to Form 8-K filed May 19, 2015)

4.5	Fifth Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature page thereto and The Bank of New York Mellon Trust Company, N.A. as Trustee

4.6	Third Supplemental Indenture, dated as of May 29, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.7	Second Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.8	Second Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.9	First Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.1	Employment Agreement, dated April 27, 2015, between TransDigm Group Incorporated and Terrance Paradie (incorporated by reference to Form 8-K filed April 28, 2015)*

10.2	Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein (incorporated reference to Form 8-K filed May 19, 2015)

10.3	Supplement No. 6, dated as of June 12, 2015, between Pexco Aerospace, Inc. and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated

10.4	Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto (incorporated by reference to Form 8-K filed May 27, 2015)

10.5	Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto (incorporated by reference to Form 8-K filed May 27, 2015)

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ W. Nicholas Howley W. Nicholas Howley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	August 5, 2015

/s/ Terrance M. Paradie Terrance M. Paradie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 5, 2015

EXHIBIT INDEX

TO FORM 10-Q FOR THE PERIOD ENDED JUNE 27, 2015

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)

3.2	Certificate of Amendment, filed May 14, 2015, of the Certificate of Incorporation of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)

3.3	Bylaws of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)

4.1	Indenture, dated as of May 14, 2105, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. as trustee, relating to TransDigm Inc.’s 6.500% Senior Subordinated Notes due 2015 (incorporated by reference to Form 8-K filed May 19, 2015)

4.2	Form of 6.500% Senior Subordinated Notes due 2025 (included in Exhibit 4.1)

4.3	Form of Notation of Guarantee (included in Exhibit 4.1)

4.4	Registration Rights Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC as representatives for the initial purchasers listed therein (incorporated by reference to Form 8-K filed May 19, 2015)

4.5	Fifth Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature page thereto and The Bank of New York Mellon Trust Company, N.A. as Trustee

4.6	Third Supplemental Indenture, dated as of May 29, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.7	Second Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.8	Second Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.9	First Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.1	Employment Agreement, dated April 27, 2015, between TransDigm Group Incorporated and Terrance Paradie (incorporated by reference to Form 8-K filed April 28, 2015)*

10.2	Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein (incorporated reference to Form 8-K filed May 19, 2015)

10.3	Supplement No. 6, dated as of June 12, 2015, between Pexco Aerospace, Inc. and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated

10.4	Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto (incorporated by reference to Form 8-K filed May 27, 2015)

10.5	Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto (incorporated by reference to Form 8-K filed May 27, 2015)

31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.	DESCRIPTION

31.2

Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial Statements and Notes to the Condensed Consolidated Financial Statements formatted in XBRL

*	Denotes management contract or compensatory plan or arrangement.