Form 10-K
period 2015-09-30
TransDigm Group INC
filed 2015-11-13
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 27, 2015, based upon the last sale price of such voting and non-voting common stock on that date, was $10,927,295,559.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 53,687,448 as of November 3, 2015.
Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.

Special Note Regarding Forward-Looking Statements
This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1,1A, 2, 3, 5 and 7 hereof and elsewhere within this Report generally. In addition, when used in this Report, the words “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning are intended to identify forward-looking statements. Although the Company (as defined below) believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. The more important of such risks and uncertainties are set forth under the caption “Risk Factors” and elsewhere in this Report. Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake, and specifically decline, any obligation, to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future terrorist attacks; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our substantial indebtedness; potential environmental liabilities; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors.
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2015” or “fiscal 2015” means the period from October 1, 2014 to September 30, 2015.

PART I

ITEM 1.    BUSINESS
The Company
TransDigm Inc. was formed in 1993 in connection with a leveraged buyout transaction. TD Group was formed in 2003 to facilitate a leveraged buyout of TransDigm Inc. The Company was owned by private equity funds until its initial public offering in 2006. TD Group’s common stock is publicly traded on the New York Stock Exchange, or NYSE, under the ticker symbol “TDG.”
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that about 90% of our net sales for fiscal year 2015 were generated by proprietary products. In addition, for fiscal year 2015, we estimate that we generated about 80% of our net sales from products for which we are the sole source provider.
Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25 to 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 54% of our net sales in fiscal year 2015 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.
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
Our business is well diversified due to the broad range of products that we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes and cargo loading, handling and delivery systems.
Segments
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators and cargo loading and handling systems. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes and cargo delivery systems. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include seat belts and safety restraints for ground transportation applications, mechanical/electro-mechanical actuators and controls for space applications, and refueling systems for heavy equipment used in mining, construction and other industries. Primary customers of this segment are off-road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers and manufacturers of heavy equipment used in mining, construction and other industries.
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
We have structured our sales efforts along our major product offerings, assigning a business unit manager to certain products. Each business unit manager is expected to grow the sales and profitability of the products for which he or she is responsible and to achieve the targeted annual level of bookings, sales, new business and profitability for such products. The business unit managers are assisted by account managers and sales engineers who are responsible for covering major OEM and aftermarket accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers to achieve total bookings and new business goals at each account and, together with the product managers, to determine when additional resources are required at customer locations. Most of our sales personnel are evaluated, in part, on their bookings and their ability to identify and obtain new business opportunities.
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

Manufacturing and Engineering
We maintain 52 principal manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate product profit and loss accounting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.
We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in Cost of Sales and in Selling and Administrative Expenses in our Consolidated Statements of Income. Total engineering expense represents approximately 6% of our operating units’ aggregate costs, or approximately 4% of our consolidated net sales. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.
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
Customers
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2015, The Boeing Company (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 12% of our net sales and Airbus S.A.S. accounted for approximately 11% of our net sales. Our top ten customers for fiscal year 2015 accounted for approximately 46% of our net sales. Products supplied to many of our customers are used on multiple platforms.
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
In addition, our businesses are subject to many other laws and requirements typically applicable to manufacturers and exporters. Without limiting the foregoing, sales of many of our products that will be used on aircraft owned by foreign entities are subject to compliance with export control laws and the manufacture of our products and the operations of our businesses, including the disposal of hazardous wastes, are subject to compliance with applicable environmental laws.
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
Backlog
As of September 30, 2015, the Company estimated its sales order backlog at $1,428 million compared to an estimated sales order backlog of $1,195 million as of September 30, 2014. The increase in estimated sales order backlog of approximately $233 million is primarily due to acquisitions. The majority of the purchase orders outstanding as of September 30, 2015 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2015 may not necessarily represent the actual amount of shipments or sales for any future period.
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
Our direct sales to foreign customers were approximately $881.1 million, $735.9 million and $572.0 million for fiscal years 2015, 2014 and 2013, respectively. Sales to foreign customers are subject to numerous additional risks, including foreign currency fluctuations, the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Environmental Matters
Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Certain facilities and third-party sites utilized by the Company have been identified as potentially responsible parties under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws.
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
Employees
As of September 30, 2015, we had approximately 8,200 full-time, part-time and temporary employees. Approximately 8% of our full-time and part-time employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from April 2016 to May 2018. We consider our relationship with our employees generally to be satisfactory.
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
Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, as well as manufacturers of business jets (which accounted for approximately 24% of our net sales in fiscal year 2015) have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, downturns in the global economy and national and international events, such as the events of September 11, 2001. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. Downturns adversely affect our net sales, gross margin and net income.
We rely heavily on certain customers for much of our sales.
Our two largest customers for fiscal year 2015 were The Boeing Company (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) and Airbus S.A.S. The Boeing Company accounted for approximately 12% of our net sales and Airbus S.A.S. accounted for approximately 11% of our net sales in fiscal year 2015. Our top ten customers for fiscal year 2015 accounted for approximately 46% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to economic downturn, decreased production, strike or resourcing, could have a material adverse effect on our net sales, gross margin and net income.
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
Furthermore, even where the price is not based on cost, the U.S. Government may seek to review our costs to determine whether our pricing is “fair and reasonable.” Our subsidiaries are periodically subject to a pricing review. Such a review could be costly and time consuming for our management and could distract from our ability to effectively manage the business. As a result of such a review, we could be subject to providing a refund to the U.S. Government or we could be asked to enter into an arrangement whereby our prices would be based on cost or the DOD could seek to pursue alternative sources of supply for our parts. Any of those occurrences could lead to a reduction in our revenue from, or the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government.
Moreover, U.S. Government purchasing regulations contain a number of additional operation requirements, which do not apply to entities not engaged in government contracting. Failure to comply with such government contracting requirements could result in civil and criminal penalties that could have a material adverse effect on the Company's results of operations.

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
We have a significant amount of indebtedness. As of September 30, 2015, our total indebtedness was approximately $8,427.3 million, which was approximately 114.1% of our total book capitalization because of our prior year dividends being funded with indebtedness and the addition of approximately $954 million in total debt in fiscal 2015.
In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2015, we had approximately $534 million of unused commitments under our revolving loan facility and $50 million of unused capacity under our trade receivable securitization facility (the “Securitization Facility”) (with the availability of the capacity under the Securitization Facility being dependent on the amount of our trade receivables outstanding). Although our senior secured credit facility and the indentures (the “Indentures”) governing the 5.50% Senior Subordinated Notes issued in October 2012 (the “2020 Notes”), the 7.50% Senior Subordinated Notes issued in July 2013 (the “2021 Notes”), the 6.00% Senior Subordinated Notes issued in June 2014 (the “2022 Notes), the 6.50% Senior Subordinated Notes issued June 2014 (the “2024 Notes”) and the 6.50% Senior Subordinated Notes issued May 2015 ((the “2025 Notes”) and together with the 2020 Notes, the 2021 Notes, the 2022 Notes, the 2024 Notes, the “Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.
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

In addition, all of our debt under the senior secured credit facility, which includes $4,377 million in term loans and a revolving loan facility of $550 million, bears interest at floating rates. Accordingly, if interest rates increase, our debt service expense will also increase. In order to reduce the floating interest rate risk, as of September 30, 2015, six interest rate cap agreements beginning on September 30, 2015 were in place to offset the variable interest rates based on an aggregate notional amount of $750 million of debt under the senior secured credit facility. Also, three forward starting interest rate swap agreements were in place that fix the interest on an aggregate notional amount of $1,000 million of debt under the senior secured credit facility. In addition, we entered into five forward starting interest rate swap agreements that fix the interest beginning March 31, 2016 on an aggregate notional amount of $750 million of debt under the senior secured credit facility.
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
Our ability to make payments on and to refinance our indebtedness, including the Notes, amounts borrowed under the senior secured credit facility, amounts due under our Securitization Facility, and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, or at all, or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness, including the amounts borrowed under the senior secured credit facility, amounts borrowed under our Securitization Facility and the Notes, or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, the Securitization Facility, the Indentures and the senior secured credit facility may restrict us from adopting any of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would otherwise adversely affect the Notes.
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
As of September 30, 2015, we had approximately 8,200 full-time, part-time and temporary employees. Approximately 8% of our full-time and part-time employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from April 2016 to May 2018. We consider our relationship with our employees generally to be satisfactory. Although we believe that our relations with our employees are satisfactory, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could materially and adversely affect our ability to provide products to our customers.
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
A number of our manufacturing facilities are located in the greater Los Angeles area, an area known for earthquakes, and are thus vulnerable to damage. In addition, a number of our manufacturing facilities are located along the Eastern seaboard area susceptible to hurricanes. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. Disruptions could also occur due to cyber-attacks, computer or equipment malfunction (accidental or intentional), operator error or process failures. Any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair or insure our assets, which could have a material adverse impact on our financial condition and results of operations.
Operations and sales outside of the United States may be subject to additional risks.
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
Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that we have designed, manufactured or serviced. While we maintain liability insurance to protect us from future product liability claims, in the event of product liability claims our insurers may attempt to deny coverage or any coverage we have may not be adequate. We also may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or for which third party indemnification is not available could result in significant liability to us.
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
We could incur substantial costs as a result of data protection concerns.
The interpretation and application of data protection laws in the U.S., Europe and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Compliance could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
In addition, despite our efforts to protect confidential information, our facilities and systems may be vulnerable to data loss, including cyber-attacks. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and other significant costs, which could adversely affect our reputation, financial condition and results of operations.
We have recorded a significant amount of intangible assets, which may never generate the returns we expect.
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, and technology, were approximately $1,539.9 million at September 30, 2015, representing approximately 18.3% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $4,686.2 million at September 30, 2015, representing approximately 55.6% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
TransDigm’s owned properties as of September 30, 2015 are as follows:

Location	Business Segment	Square Footage
Miesbach, Germany	Power & Control	242,000
Liberty, SC	Power & Control	219,000
Waco, TX	Power & Control	218,800
Bridport, United Kingdom	Airframe	193,200
Ingolstadt, Germany	Airframe	191,900
Kent, OH	Airframe	185,000
Yakima, WA	Airframe	142,000
Phoenix, AZ	Airframe	138,700
Paks, Hungary	Airframe	137,800
Los Angeles, CA	Power & Control	131,000
Westbury, NY	Power & Control	112,300
Pinellas Park, FL	Airframe	110,000
Llangeinor, United Kingdom	Airframe	110,000
Letchworth, United Kingdom	Airframe	88,200
Placentia, CA	Airframe	86,600
Addison, IL	Power & Control	83,300
Painesville, OH	Power & Control	63,900
Clearwater, FL	Power & Control	61,000
South Euclid, OH	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Earlysville, VA	Power & Control	53,000
Branford, CT	Airframe	52,000
Avenel, NJ	Power & Control	48,500
Herstal, Belgium	Airframe	45,700
Rancho Cucamonga, CA	Power & Control	45,000
Valencia, CA	Airframe	38,000
Pennsauken, NJ	Airframe	38,000
Rancho Cucamonga, CA	Airframe	32,700
Melaka, Malaysia	Power & Control	24,800
Deerfield Beach, FL	Non-aviation	20,000
The Liberty, Waco, Kent, Yakima, Phoenix, Los Angeles, Placentia, Addison, Painesville, South Euclid, Wichita, Avenel and Deerfield Beach properties and the two Rancho Cucamonga properties are subject to mortgage liens under our senior secured credit facility. The Pinellas Park property is currently under contract to sell. The Earlysville property is currently vacant.
TransDigm’s leased properties as of September 30, 2015 are as follows:

Location	Business Segment	Square Footage
Holmestrand, Norway	Airframe	149,000
Santa Ana, CA	Airframe	144,300
Dayton, NV	Airframe	144,000
Everett, WA	Airframe	121,000
Whippany, NJ	Power & Control	114,300
Nittambuwa, Sri Lanka	Airframe	113,000
Goldsboro, NC	Power & Control	101,000

Location	Business Segment	Square Footage
Fullerton, CA	Airframe	100,000
Anaheim, CA	Airframe	99,900
Collegeville, PA	Airframe	90,000
Miesbach, Germany	Power & Control	81,000
Kunshan, China	Non-aviation	75,300
Camarillo, CA	Power & Control	70,000
Matamoros, Mexico	Power & Control	60,500
Elkhart, IN	Non-aviation	51,500
Tempe, AZ	Power & Control	40,200
Chongqing, China	Airframe	37,700
Northridge, CA	Power & Control	35,000
Erie, PA	Airframe	30,500
London, United Kingdom	Airframe	27,400
Nogales, Mexico	Airframe	27,000
Kunshan, China	Airframe	25,600
Bridgend, United Kingdom	Airframe	24,800
Memphis, TN	Power & Control	20,800
Pennsauken, NJ	Airframe	20,500
Cleveland, OH	Corporate office	20,100
Lund, Sweden	Power & Control	17,600
Lake Elsinore, CA	Airframe	16,100
Cleveland, OH	Power & Control	13,100
Simi Valley, CA	Airframe	10,000
Rancho Cucamonga, CA	Power & Control	8,900
Placentia, CA	Airframe	8,400
Eloy, AZ	Airframe	8,100
Brize Norton, United Kingdom	Airframe	7,200
Westbury, NY	Power & Control	6,800
Singapore	Power & Control	6,500
Toulouse, France	Airframe	5,400
Pasadena, CA	Corporate office	5,300
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

Quarterly Stock Prices
	High	Low
Fiscal 2014
For Quarter ended December 28, 2013	$162.95	$136.86
For Quarter ended March 29, 2014	187.64	158.87
For Quarter ended June 28, 2014	198.29	162.20
For Quarter ended September 30, 2014	191.15	164.74
Fiscal 2015
For Quarter ended December 27, 2014	$201.04	$166.61
For Quarter ended March 28, 2015	226.21	194.30
For Quarter ended June 27, 2015	232.18	211.33
For Quarter ended September 30, 2015	244.90	208.35
Holders
On November 3, 2015, there were 44 stockholders of record of our common stock. We estimate that there were approximately 50,215 beneficial stockholders as of November 3, 2015, which includes an estimated amount of stockholders who have their shares held in their accounts by banks and brokers.
Dividends
In June 2014, TD Group’s Board of Directors declared a special cash dividend of $25.00 on each outstanding share of common stock. No dividends were declared in fiscal 2015.
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
Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P Midcap 400 Index and the S&P MidCap 400 S&P Aerospace & Defense Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on September 30, 2010.
The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransDigm Group Inc., the S&P Midcap 400 Index,
and S&P MidCap 400 S&P Aerospace & Defense Index
*$100 invested on 9/30/10 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.
Copyright 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/10	9/11	9/12	9/13	9/14	9/15
TransDigm Group Inc.	100.00	131.62	228.64	283.53	432.98	498.94
S&P Midcap 400 Index	100.00	98.72	126.90	162.02	181.17	183.70
S&P MidCap 400 S&P Aerospace & Defense Index	100.00	100.07	124.06	194.01	238.41	202.94
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
On October 22, 2014, the Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our shares outstanding not to exceed $300 million in the aggregate. No repurchases were made under the program during the year ended September 30, 2015. During the year ended September 30, 2014, the Company repurchased 909,700 shares of its common stock at a gross cost of approximately $159.9 million at a weighted-average price per share of $175.68 per share. These repurchases were made under the previous program, which permitted us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate.

Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,384,045	$110.48	5,687,944

(1)	Includes information related to the 2003 stock option plan, the 2006 stock incentive plan and the 2014 stock option plan, each as described below.
2003 Stock Option Plan
In connection with the acquisition of the Company by Warburg Pincus in 2003, TD Group adopted a stock option plan for the benefit of our employees. The stock option plan has been amended and restated on several occasions, most recently effective as of July 18, 2008 and we refer to such stock option plan as it is currently in effect as the 2003 stock option plan. As of September 30, 2015, there were options to purchase 118,502 shares of TD Group common stock outstanding. There are no shares available for issuance under options not yet granted as the stock option plan has expired and no further grants will be made from the plan.
2006 Stock Incentive Plan
Prior to the consummation of its initial public offering, TD Group adopted a new stock incentive plan, which was amended most recently on March 3, 2011. The plan is designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders of TD Group by closely aligning the interests of these individuals with those of our stockholders. The 2006 stock incentive plan permits TD Group to award our key employees, directors or consultants stock options, restricted stock and other stock-based incentives. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2006 stock incentive plan is 8,119,668, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. As of September 30, 2015, there were 25,962 shares of common stock issued and outstanding under the 2006 stock incentive plan that had been issued to directors. As of September 30, 2015, there were 17,700 restricted stock units issued and outstanding under the 2006 stock incentive plan. In addition, options to purchase 7,388,062 shares had been issued thereunder, of which 5,265,543 were outstanding. As of September 30, 2015, there were 687,944 shares available for issuance under awards not yet granted. The stock incentive plan will expire on March 14, 2016 and no further shares will be granted under the plan thereafter.
2014 Stock Option Plan
In July 2014, the Board of Directors of TD Group adopted a new stock option plan, which was subsequently approved by stockholders on October 2, 2014. The plan is designed to assist us in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders of TD Group by closely aligning the interests of these individuals with those of our stockholders. The 2014 stock option plan permits TD Group to award our key employees, directors or consultants stock options. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2014 stock option plan is 5,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. As of September 30, 2015, there were no options to purchase shares issued thereunder.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2011 to 2015 which have been derived from TD Group’s audited consolidated financial statements.
Separate historical financial information of TransDigm Inc. is not presented since the 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes and 2025 Notes are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or significant assets separate from its investment in TransDigm Inc.
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

•	On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”).

•	On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”).

•	On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”).

•	On March 6, 2014, TransDigm Germany GmbH, a subsidiary of TransDigm Inc., acquired Elektro-Metall Export GmbH (“EME”).

•
On March 26, 2015, TransDigm Germany GmbH, a subsidiary of TransDigm Inc., acquired all of the outstanding stock of Telair International GmbH ("Telair International"), TransDigm Inc. acquired all of the outstanding stock of Nordisk Aviation Products ("Nordisk") and Telair US LLC, a newly formed subsidiary of TransDigm Inc. ("Telair US"), acquired the assets of the AAR Cargo business. The operating units purchased collectively represent the Telair Cargo Group.

•	On March 31, 2015, Adams Rite Holding GmbH, a subsidiary of TransDigm Inc., acquired all of the outstanding stock of Franke Aquarotter GmbH ("Adams Rite Aerospace GmbH").

•	On May 14, 2015, Pexco Aerospace, Inc., a newly formed subsidiary of TransDigm Inc., acquired the assets of the aerospace business of Pexco LLC ("Pexco Aerospace").

•	On August 19, 2015, TransDigm Inc. acquired all of the outstanding stock of PneuDraulics, Inc. ("PneuDraulics").
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

	Fiscal Years Ended September 30,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts )
Statement of Income Data:
Net Sales	$2,707,115	$2,372,906	$1,924,400	$1,700,208	$1,206,021
Gross profit(1)	1,449,845	1,267,874	1,049,562	945,717	661,185
Selling and administrative expenses	321,624	276,446	254,468	201,709	133,711
Amortization of intangible assets	54,219	63,608	45,639	44,233	40,339
Income from operations(1)	1,074,002	927,820	749,455	699,775	487,135
Interest expense—net	418,785	347,688	270,685	211,906	185,256
Refinancing costs	18,393	131,622	30,281	—	72,454
Income from continuing operations before income taxes	636,824	448,510	448,489	487,869	229,425
Income tax provision	189,612	141,600	145,700	162,900	77,200
Income from continuing operations	447,212	306,910	302,789	324,969	152,225
Income from discontinued operations, net of tax	—	—	—	—	19,909
Net income	$447,212	$306,910	$302,789	$324,969	$172,134
Net income applicable to common stock	$443,847	$180,284	$131,546	$321,670	$169,323
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	53,112	52,748	52,258	50,996	49,888
Vested options deemed participating securities	3,494	4,245	2,822	2,886	3,445
Total shares for basic and diluted earnings per share	56,606	56,993	55,080	53,882	53,333
Net earnings per share:
Net earnings per share from continuing operations-basic and diluted	$7.84	$3.16	$2.39	$5.97	$2.80
Net earnings per share from discontinued operations-basic and diluted	—	—	—	—	0.37
Net earnings per share(2)	$7.84	$3.16	$2.39	$5.97	$3.17
Cash dividends paid per common share	$—	$25.00	$34.85	$—	$—

	As of September 30,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$714,033	$819,548	$564,740	$440,524	$376,183
Working capital	1,173,747	1,103,669	997,995	816,616	663,433
Total assets	8,427,050	6,756,848	6,148,879	5,459,617	4,513,636
Long-term debt, including current portion	8,227,342	7,273,131	5,731,238	3,619,125	3,138,375
Stockholders’ (deficit) equity	(1,038,306)	(1,556,099)	(359,381)	1,218,834	810,949

	Fiscal Years Ended September 30,
	2015	2014	2013	2012	2011
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$520,938	$541,222	$470,205	$413,885	$260,386
Investing activities	(1,679,149)	(329,638)	(502,442)	(876,292)	(1,397,028)
Financing activities	1,054,947	43,973	156,195	527,186	1,278,521
Depreciation and amortization	93,663	96,385	73,515	68,227	60,460
Capital expenditures	54,871	34,146	35,535	25,246	18,026
Ratio of earnings to fixed charges(3)	2.5x	2.3x	2.6x	3.3x	2.2x
Other Data:
EBITDA(4)	$1,149,272	$892,583	$792,689	$768,002	$475,141
EBITDA As Defined(4)	$1,233,654	$1,073,207	$900,278	$809,019	$589,874

(1)
Gross profit and income from operations include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2015, 2014, 2013, 2012 and 2011 of $11,362, $10,441, $7,352, $12,882 and $18,073, respectively.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2015	2014	2013	2012	2011
	(in thousands)
Net income	$447,212	$306,910	$302,789	$324,969	$172,134
Less income from discontinued operations	—	—	—	—	19,909
Income from continuing operations	447,212	306,910	302,789	324,969	152,225
Adjustments:
Depreciation and amortization expense	93,663	96,385	73,515	68,227	60,460
Interest expense, net	418,785	347,688	270,685	211,906	185,256
Income tax provision	189,612	141,600	145,700	162,900	77,200
EBITDA, excluding discontinued operations	1,149,272	892,583	792,689	768,002	475,141
Adjustments:
Inventory purchase accounting adjustments(1)	11,362	10,441	7,352	12,882	18,073
Acquisition integration costs(2)	12,972	7,424	10,942	7,896	11,821
Acquisition transaction-related expenses(3)	12,289	3,480	8,139	5,880	2,817
Acquisition earn-out adjustments(4)	—	—	—	(5,000)	(3,000)
Other acquisition accounting adjustments	—	—	—	(2,792)	—
Non-cash stock and deferred compensation expense(5)	31,500	26,332	48,884	22,151	12,568
Refinancing costs(6)	18,393	131,622	30,281	—	72,454
Other items, net	(2,134)	1,325	1,991	—	—
EBITDA As Defined	$1,233,654	$1,073,207	$900,278	$809,019	$589,874

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(4)
Represents the reversal of the earn-out liability related to the Dukes Aerospace acquisition based on lower growth projections relative to the required growth targets of the four-year earn-out arrangement.

(5)	Represents the compensation expense recognized by TD Group under our stock incentive and deferred compensation plans.

(6)
For the period ended September 30, 2015, represents debt issue costs expensed in conjunction with the refinancing of our 2013 Term Loans in May 2015. For the period ended September 30, 2014, represents debt issue costs including the premium paid to redeem our 2018 Notes in June 2014. For the period ended September 30, 2013, represents debt issue costs expensed in conjunction with the refinancing of our 2010 Term Loans and 2011 Term Loans in February 2013. For the period ended September 30, 2011, represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7.75% Senior Subordinated Notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2015	2014	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$520,938	$541,222	$470,205	$413,885	$260,386
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	24,322	(27,967)	(71,618)	(11,749)	(30,874)
Net gain on sale of real estate	—	804	—	—	—
Interest expense, net(1)	402,988	333,753	258,752	199,362	175,414
Income tax provision—current	188,952	151,016	148,314	138,100	130,109
Non-cash stock and deferred compensation expense(2)	(31,500)	(26,332)	(48,884)	(22,151)	(12,574)
Excess tax benefit from exercise of stock options	61,965	51,709	66,201	50,555	23,411
Refinancing costs(3)	(18,393)	(131,622)	(30,281)	—	(72,454)
EBITDA	1,149,272	892,583	792,689	768,002	473,418
Adjustments:
Inventory purchase accounting adjustments(4)	11,362	10,441	7,352	12,882	21,828
Acquisition integration costs(5)	12,972	7,424	10,942	7,896	11,821
Acquisition transaction-related expenses(6)	12,289	3,480	8,139	5,880	2,817
Acquisition earn-out adjustments(7)	—	—	—	(5,000)	(3,000)
Other acquisition accounting adjustments	—	—	—	(2,792)	—
Non-cash stock and deferred compensation expense(2)	31,500	26,332	48,884	22,151	12,568
Refinancing costs(3)	18,393	131,622	30,281	—	72,454
Other items, net	(2,134)	1,325	1,991	—	—
EBITDA from discontinued operations	—	—	—	—	(2,032)
EBITDA As Defined	$1,233,654	$1,073,207	$900,278	$809,019	$589,874

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive and deferred compensation plans.

(3)
For the period ended September 30, 2015, represents debt issue costs expensed in conjunction with the refinancing of our 2013 Term Loans in May 2015. For the period ended September 30, 2014, represents debt issue costs including the premium paid to redeem our 2018 Notes in June 2014. For the period ended September 30, 2013, represents debt issue costs expensed in conjunction with the refinancing of our 2010 Term Loans and 2011 Term Loans in February 2013. For the period ended September 30, 2011, represents costs incurred in connection with the refinancing in December 2010, including the premium paid to redeem our 7.75% Senior Subordinated Notes due 2014, the write off of debt issue costs and unamortized note premium and discount and settlement of the interest rate swap agreement and other expenses.

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
Overview
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes and cargo loading, handling and delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.
Long-term Sustainable Growth
For fiscal year 2015, we generated net sales of $2,707.1 million, gross profit of $1,449.8 million or 53.6% of sales, and net income of $447.2 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long term.
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
We believe our key competitive strengths include:
Large and Growing Installed Product Base with Aftermarket Revenue Stream. We provide components to a large and growing installed base of aircraft to which we supply aftermarket products. We estimate that our products are installed on approximately 95,000 commercial transport, regional transport, military and general aviation fixed wing turbine aircraft and rotary wing aircraft.
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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired 55 businesses and/or product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume.
Acquisitions and divestitures during the previous three fiscal years are more fully described in Note 2, “Acquisitions” in the Notes to Consolidated Financial Statements included herein.
EBITDA and EBITDA As Defined
The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2015	2014
	(in thousands)
Net income	$447,212	$306,910
Adjustments:
Depreciation and amortization expense	93,663	96,385
Interest expense, net	418,785	347,688
Income tax provision	189,612	141,600
EBITDA	1,149,272	892,583
Adjustments:
Inventory purchase accounting adjustments(2)	11,362	10,441
Acquisition integration costs(3)	12,972	7,424
Acquisition transaction-related expenses(4)	12,289	3,480
Non-cash stock compensation expense(5)	31,500	26,332
Refinancing costs(6)	18,393	131,622
Other items, net	(2,134)	1,325
EBITDA As Defined(1)	$1,233,654	$1,073,207

(1)
EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of net income to EBITDA and EBITDA As Defined. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.

(2)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(4)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(5)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(6)
For the period ended September 30, 2015, represents debt issue costs expensed in conjunction with the refinancing of our 2013 Term Loans in May 2015. For the period ended September 30, 2014, represents debt issue costs including the premium paid to redeem our 2018 Notes in June 2014.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2015	2014
	(in thousands)
Net Cash Provided by Operating Activities	$520,938	$541,222
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	24,322	(27,967)
Net gain on sale of real estate	—	804
Interest expense, net(1)	402,988	333,753
Income tax provision—current	188,952	151,016
Non-cash stock compensation expense(2)	(31,500)	(26,332)
Excess tax benefit from exercise of stock options	61,965	51,709
Refinancing costs(3)	(18,393)	(131,622)
EBITDA(5)	1,149,272	892,583
Adjustments:
Inventory purchase accounting adjustments(5)	11,362	10,441
Acquisition integration costs(6)	12,972	7,424
Acquisition transaction-related expenses(7)	12,289	3,480
Non-cash stock compensation expense(2)	31,500	26,332
Refinancing costs(3)	18,393	131,622
Other items, net	(2,134)	1,325
EBITDA As Defined(4)	$1,233,654	$1,073,207

(1)	Represents interest expense excluding the amortization of debt issue costs and note premium and discount.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)
For the period ended September 30, 2015, represents debt issue costs expensed in conjunction with the refinancing of our 2013 Term Loans in May 2015. For the period ended September 30, 2014, represents debt issue costs including the premium paid to redeem our 2018 Notes in June 2014.

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

The commercial aerospace industry, including the aftermarket and OEM market, is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry had shown strength with increases in revenue passenger miles, or RPMs, between 2003 and 2008, as well as increases in OEM production and backlog. However, in 2009, the global economic downturn negatively impacted the commercial aerospace industry causing RPMs to decline slightly. This market sector began to rebound in 2010 and positive growth has continued thru 2015 with increases in RPMs, as well as the growth in the large commercial OEM sector (aircraft with 100 or more seats) with order announcements by The Boeing Company and Airbus S.A.S. leading to planned increases in production. The 2016 leading indicators and industry consensus suggest a continuation of current trends in the commercial transport market sector supported by continued RPM growth and increases in production at the OEM level.
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
Commercial Aftermarket
The key growth factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft. After a decline in RPMs in 2009, worldwide RPMs returned to growth between 2010 and 2015 and current industry consensus indicates that positive RPM growth will continue in 2016.
Commercial OEM Market
The commercial transport market sector, the largest sector in the commercial OEM market, continued to grow during 2015. Our commercial transport OEM shipments and revenues generally run ahead of the Boeing and Airbus airframe delivery schedules. As a result and consistent with prior years, our fiscal 2016 shipments will be a function of, among other things, the estimated 2016 and 2017 commercial airframe production rates. We have been experiencing increased sales in the large commercial OEM sector (aircraft with 100 or more seats) driven by an increase in production by The Boeing Company and Airbus S.A.S tied to previous order announcements. Industry consensus indicates this production increase will continue in 2016 and 2017, though the growth may moderate and begin to flatten.
Defense
Our military business fluctuates from year to year, and is dependent, to a degree, on government budget constraints, the timing of orders and the extent of global conflicts. In recent years, defense spending has reached historic highs, due in part to the military engagements in Afghanistan and Iraq and the war on terrorism. For a variety of reasons, the military spending outlook is very uncertain. For planning purposes we assume that military related sales of our types of products to be flat in future years over the recent high levels.
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

Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 3, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included herein.
Revenue Recognition and Related Allowances: Revenue is recognized from the sale of products when title and risk of loss passes to the customer, which is generally at the time of shipment. Substantially all product sales are made pursuant to firm, fixed-price purchase orders received from customers. Collectibility of amounts recorded as revenue is reasonably assured at the time of sale. Provisions for returns, uncollectible accounts and the cost of repairs under contract warranty provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. We have a history of making reasonably dependable estimates of such allowances; however, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.
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
Inventories: Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process. Because the Company sells products that are installed on airframes that can be in-service for 25 or more years, it must keep a supply of such products on hand while the airframes are in use. Where management estimated that the current market value was below cost or determined that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value was made by recording a provision included in cost of sales. Although management believes that the Company’s estimates of excess and obsolete inventory are reasonable, actual results may differ materially from the estimates and additional provisions may be required in the future. In addition, in accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year. Historically, changes in estimates in the net realizable value of inventories have not been significant.
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
The Company had 29 reporting units with goodwill as of the first day of the fourth quarter of fiscal 2015, the date of the last annual impairment test. The estimated fair values of each of the reporting units was substantially in excess of their respective carrying values, and therefore, no goodwill impairment was recorded. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, the reporting units would continue to have fair values in excess of their respective carrying values.
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
Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Fiscal Years Ended September 30,
	2015	2015 % of Sales	2014	2014 % of Sales	2013	2013 % of Sales
Net sales	$2,707,115	100.0%	$2,372,906	100.0%	$1,924,400	100.0%
Cost of sales	1,257,270	46.4	1,105,032	46.6	874,838	45.5
Selling and administrative expenses	321,624	11.9	276,446	11.7	254,468	13.2
Amortization of intangible assets	54,219	2.0	63,608	2.7	45,639	2.4
Income from operations	1,074,002	39.7	927,820	39.1	749,455	38.9
Interest expense, net	418,785	15.5	347,688	14.7	270,685	14.1
Refinancing costs	18,393	0.7	131,622	5.5	30,281	1.6
Income tax provision	189,612	7.0	141,600	6.0	145,700	7.6
Net Income	$447,212	16.5%	$306,910	12.9%	$302,789	15.7%

Fiscal year ended September 30, 2015 compared with fiscal year ended September 30, 2014
Total Company
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2015 and 2014 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change Total Sales
	September 30, 2015	September 30, 2014
Organic sales	$2,450.9	$2,372.9	$78.0	3.3%
Acquisition sales	256.2	—	256.2	10.8%
	$2,707.1	$2,372.9	$334.2	14.1%
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisitions of Telair Cargo Group, Adams Rite Aerospace GmbH, Pexco Aerospace and PneuDraulics in fiscal 2015 and Airborne and EME in fiscal 2014.
Commercial aftermarket sales increased $36.9 million, or an increase of 4.2%, defense sales increased $29.8 million, or an increase of 4.3%, and commercial OEM sales increased $16.4 million, or an increase of 2.4%, for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014.
Cost of Sales and Gross Profit. Cost of sales increased by $152.3 million, or 13.8%, to $1,257.3 million for the fiscal year ended September 30, 2015 compared to $1,105.0 million for the fiscal year ended September 30, 2014. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2015 and 2014 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2015	September 30, 2014
Cost of sales—excluding costs below	$1,235.1	$1,084.5	$150.6	13.9%
% of total sales	45.6%	45.7%
Inventory purchase accounting adjustments	11.4	10.4	1.0	9.6%
% of total sales	0.4%	0.4%
Acquisition integration costs	6.1	6.1	—	—%
% of total sales	0.2%	0.3%
Stock compensation expense	4.7	4.0	0.7	17.5%
% of total sales	0.2%	0.2%
Total cost of sales	1,257.3	1,105.0	$152.3	13.8%
% of total sales	46.4%	46.6%
Gross profit	$1,449.8	$1,267.9	$181.9	14.3%
Gross profit percentage	53.6%	53.4%	0.2%
The increase in the dollar amount of cost of sales during the fiscal year ended September 30, 2015 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth.
Gross profit as a percentage of sales increased by 0.2 percentage points to 53.6% for the fiscal year ended September 30, 2015 from 53.4% for the fiscal year ended September 30, 2014. The dollar amount of gross profit increased by $181.9 million, or 14.3%, for the fiscal year ended September 30, 2015 compared to the comparable period last year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $100 million for the fiscal year ended September 30, 2015, which represented gross profit of approximately 39% of the acquisition sales. The lower gross profit margin on the acquisition sales reduced gross profit as a percentage of consolidated sales by approximately 2 percentage points.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $83 million for the fiscal year ended September 30, 2015.

•	Slightly offsetting the increases in gross profit was the impact of higher inventory purchase accounting adjustments charged to cost of sales of approximately $1 million.
Selling and Administrative Expenses. Selling and administrative expenses increased by $45.2 million to $321.6 million, or 11.9% of sales, for the fiscal year ended September 30, 2015 from $276.4 million, or 11.6% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2015 and 2014 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2015	September 30, 2014
Selling and administrative expenses—excluding costs below	$276.1	$249.4	$26.7	10.7%
% of total sales	10.2%	10.5%
Stock compensation expense	26.8	22.4	4.4	19.6%
% of total sales	1.0%	0.9%
Acquisition-related expenses	18.7	4.6	14.1	306.5%
% of total sales	0.7%	0.2%
Total selling and administrative expenses	$321.6	$276.4	$45.2	16.4%
% of total sales	11.9%	11.6%
The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2015 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $23 million, which was approximately 9% of the acquisition sales, and higher acquisition-related and stock compensation expenses of $12.4 million and $4.4 million, respectively.
Amortization of Intangible Assets. Amortization of intangible assets decreased to $54.2 million for the fiscal year ended September 30, 2015 from $63.8 million for the comparable period last year. The net decrease of $9.6 million was primarily due to order backlog amortization expense from prior acquisitions becoming fully amortized.
Refinancing Costs. Refinancing costs of $18.4 million were recorded during the year ended September 30, 2015 representing debt issue costs expensed in connection with the debt financing activity in May 2015. Included within the $18.4 million was approximately $10.2 million of unamortized debt issue costs written off. Refinancing costs of $131.6 million were recorded during the fiscal year ended September 30, 2014 representing debt issue costs expensed in conjunction with the repurchase of the 2018 Notes. The $131.6 million expense consisted of the premium of $121.1 million paid to redeem the 2018 Notes and the write-off of debt issue costs of $10.5 million.
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $71.1 million, or 20.4%, to $418.8 million for the fiscal year ended September 30, 2015 from $347.7 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $7,827 million for the fiscal year ended September 30, 2015 and approximately $6,310 million for the fiscal year ended September 30, 2014 slightly offset by a decrease in the weighted average cash interest rate during the fiscal year ended September 30, 2015 of 5.2% compared to the weighted average cash interest rate during the comparable prior period of 5.3%. The increase in weighted average level of borrowings was primarily due to the issuance of the 2025 Notes for $450.0 million in May 2015 and the additional incremental term loan of $1,000.0 million in May 2015. The weighted average interest rate for cash interest payments on total borrowings outstanding at September 30, 2015 was 5.0%.
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 29.8% for the fiscal year ended September 30, 2015 compared to 31.6% for the fiscal year ended September 30, 2014. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction, foreign earnings taxed at rates lower than the U.S. statutory rates, and a discrete adjustment from filing fiscal 2014 and 2013 U.S. income tax returns. The decrease in the effective tax rate for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014 was primarily due to the ability to recognize the benefit from the utilization of foreign tax credits in the current and future years, foreign earnings taxed at rates lower than the U.S. statutory rate, and a discrete adjustment related to the closing of the fiscal year 2012 and 2013 IRS examination.
Net Income. Net income increased $140.3 million, or 45.7%, to $447.2 million for the fiscal year ended September 30, 2015 compared to net income of $306.9 million for the year ended September 30, 2014, primarily as a result of the factors referred to above.
Earnings per Share. The basic and diluted earnings per share were $7.84 for the fiscal year ended September 30, 2015 and $3.16 per share for the fiscal year ended September 30, 2014. Net income for the fiscal year ended September 30, 2015 of $447.2 million was decreased by dividend equivalent payments of $3.4 million resulting in net income available to common shareholders of $443.8 million. Net income for the fiscal year ended September 30, 2014 of $306.9 million was decreased by dividend equivalent payments of $126.6 million resulting in net income available to common shareholders of $180.3 million. The increase in earnings per share of $4.68 per share to $7.84 per share is a result of the factors referred to above.

Business Segments
Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2015 and 2014 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2015	% of Sales	2014	% of Sales
Power & Control	$1,330.1	49.1%	$1,161.8	49.0%	$168.3	14.5%
Airframe	1,280.7	47.3%	1,115.6	47.0%	165.1	14.8%
Non-aviation	96.3	3.6%	95.5	4.0%	0.8	0.8%
	$2,707.1	100.0%	$2,372.9	100.0%	$334.2	14.1%
Sales for the Power & Control segment, excluding acquisitions, increased approximately $32 million when compared to the fiscal year ended September 30, 2014. The sales increase was primarily due to an increase in defense sales of approximately $23 million, or an increase of 5.0%. Acquisition sales for the Power & Control segment totaled $136 million, or an 11.7% increase in segment sales, resulting from the acquisitions of Telair International, Telair US and PneuDraulics in fiscal 2015.
Sales for the Airframe segment, excluding acquisitions, increased approximately $45 million when compared to the fiscal year ended September 30, 2014. The sales increase was primarily due to an increase in commercial aftermarket sales of approximately $34 million, or an increase of 7.2%, and an increase in commercial OEM sales of approximately $12 million, or an increase of 3.1%. Acquisition sales for the Airframe segment totaled $120 million, or a 10.8% increase in segment sales, resulting from the acquisitions of Nordisk, Adams Rite Aerospace GmbH and Pexco Aerospace in fiscal 2015 and Airborne and EME in fiscal 2014.
Sales for the Non-aviation segment increased approximately $0.8 million when compared to the fiscal year ended September 30, 2014. The sales increase was primarily due to an increase in commercial OEM sales of approximately $0.6 million. There was no impact from acquisitions in the results of the Non-aviation segment.
EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2015 and 2014 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2015	% of Segment Sales	2014	% of Segment Sales
Power & Control	$653.0	51.8%	$585.6	53.3%	$67.4	11.5%
Airframe	585.5	46.4%	494.1	45.0%	91.4	18.5%
Non-aviation	22.4	1.8%	18.5	1.7%	3.9	21.1%
	$1,260.9	100.0%	$1,098.2	100.0%	$162.7	14.8%
EBITDA As Defined for the Power & Control segment, excluding acquisitions, increased approximately $26 million for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014. EBITDA As Defined from the acquisitions in fiscal years 2015 and 2014 was approximately $41 million for the fiscal year ended September 30, 2015.
EBITDA As Defined for the Airframe segment, excluding acquisitions, increased approximately $49 million for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014. EBITDA As Defined from the acquisitions in fiscal years 2015 and 2014 was approximately $42 million for the fiscal year ended September 30, 2015.
EBITDA As Defined for the Non-aviation segment increased approximately $4 million for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014. There was no impact from acquisitions in the results of the Non-aviation segment.

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
Organic sales for the fiscal year ended September 30, 2014 include a favorable commercial OEM retroactive contract pricing adjustment of approximately $2 million. Excluding the impact of the retroactive contract pricing adjustment, commercial OEM sales increased $49.3 million or an increase of 8.6%, commercial aftermarket sales increased $90.1 million, or an increase of 12.0%, and defense sales increased $26.5 million, or an increase of 5.5%, for the fiscal year ended September 30, 2014 compared to fiscal year ended September 30, 2013.
Cost of Sales and Gross Profit. Cost of sales increased by $230.2 million, or 26.3%, to $1,105.0 million for the fiscal year ended September 30, 2014 compared to $874.8 million for the fiscal year ended September 30, 2013. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2014 and 2013 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2014	September 30, 2013
Cost of sales—excluding acquisition-related costs below	$1,084.5	$849.2	$235.3	27.7%
% of total sales	45.7%	44.1%
Inventory purchase accounting adjustments	10.4	7.4	3.0	40.5%
% of total sales	0.4%	0.4%
Acquisition integration costs	6.1	10.9	(4.8)	(44.0)%
% of total sales	0.3%	0.6%
Stock compensation expense	4.0	7.3	(3.3)	(45.2)%
% of total sales	0.2%	0.4%
Total cost of sales	$1,105.0	$874.8	$230.2	26.3%
% of total sales	46.6%	45.5%
Gross profit	$1,267.9	$1,049.6	$218.3	20.8%
Gross profit percentage	53.4%	54.5%
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

•	Impact of lower inventory purchase accounting adjustments and acquisition integration costs charged to cost of sales of approximately $2 million.

•	Impact of lower stock compensation expense of approximately $3 million mainly due to accelerated vesting in fiscal 2013 (discussed further below).

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

	Fiscal Years Ended		Change	% Change
	September 30, 2014	September 30, 2013
Selling and administrative expenses—excluding costs below	$249.4	$204.8	$44.6	21.8%
% of total sales	10.4%	10.6%
Stock compensation expense	22.4	41.6	(19.2)	(46.2)%
% of total sales	0.9%	2.2%
Acquisition-related expenses	4.6	8.1	(3.5)	(43.2)%
% of total sales	0.3%	0.4%
Total selling and administrative expenses	$276.4	$254.5	$21.9	8.6%
% of total sales	11.6%	13.2%
The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2014 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $35 million, which was approximately 12% of the acquisition sales, partially offset by lower acquisition related expenses of approximately $1 million and by lower stock compensation expense of approximately $19 million. Stock compensation expense was higher in fiscal 2013 primarily due to accelerated vesting under the market sweep provision for all options granted prior to October 1, 2011.
Amortization of Intangible Assets. Amortization of intangible assets increased to $63.8 million for the fiscal year ended September 30, 2014 from $45.6 million for the comparable period last year. The net increase of $18.2 million was primarily due to amortization expense related to the additional identifiable intangible assets recognized in connection with acquisitions during the last twelve months.
Refinancing Costs. Refinancing costs of $131.6 million were recorded during the fiscal year ended September 30, 2014 representing debt issue costs expensed in conjunction with the repurchase of the 2018 Notes. The charge consisted of the premium of $121.1 million paid to redeem the 2018 Notes and the write-off of debt issue costs of $10.5 million. Refinancing costs of $30.3 million were recorded during the fiscal year ended September 30, 2013 representing debt issue costs expensed in conjunction with the refinancing of our 2010 Term Loans and 2011 Term Loans in February 2013.
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issue costs and revolving credit facility fees offset by interest income. Interest expense-net increased $77.0 million, or 28.4%, to $347.7 million for the fiscal year ended September 30, 2014 from $270.7 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $6,310 million for the fiscal year ended September 30, 2014 and approximately $4,630 million for the fiscal year ended September 30, 2013 slightly offset by a decrease in the weighted average cash interest rate during the fiscal year ended September 30, 2014 of 5.3% compared to the weighted average cash interest rate during the comparable prior period of 5.6%. The increase in weighted average level of borrowings was primarily due to additional borrowings of $900 million relating to the incremental term loan in July 2013, the issuance in July 2013 of the 2021 Notes, the issuance in June 2014 of the $2,350 million 2022 and 2024 Notes, borrowings under the trade receivable securitization facility in June 2014, and the issuance in June 2014 of $825 million of additional borrowings under the 2014 Term Loans. The weighted average interest rate for cash interest payments on total borrowings outstanding at September 30, 2014 was 4.9%.
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 31.6% for the fiscal year ended September 30, 2014 compared to 32.5% for the fiscal year ended September 30, 2013. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to the domestic manufacturing deduction. The decrease in the effective tax rate for the fiscal year ended September 30, 2014 compared to the fiscal year ended September 30, 2013 was primarily due to the ability to recognize the benefit from the utilization of foreign tax credits in the current year and discrete items related to adjustments resulting from the filing of the Company's September 30, 2013 U.S. tax return partially offset by the expiration of the research and development tax credit.

Net Income. Net income increased $4.1 million, or 1.4%, to $306.9 million for the fiscal year ended September 30, 2014 compared to net income of $302.8 million for the year ended September 30, 2013. The increase in net income was primarily due to growth in net sales described above and a lower effective tax rate offset by higher interest expense as a result of an increase in the level of borrowings outstanding and one-time costs of $90.1 million, net of tax, or $1.58 per share, attributable to the refinancing of our capital structure in June 2014.
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
Business Segments
Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2014 and 2013 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2014	% of Sales	2013	% of Sales
Power & Control	$1,161.8	49.0%	$946.6	49.2%	$215.2	22.7%
Airframe	1,115.6	47.0%	877.2	45.6%	238.4	27.2%
Non-aviation	95.5	4.0%	100.6	5.2%	(5.1)	(5.1)%
	$2,372.9	100.0%	$1,924.4	100.0%	$448.5	23.3%
Sales for the Power & Control segment, excluding acquisitions, increased approximately $59 million when compared to the fiscal year ended September 30, 2013. The sales increase was primarily due to an increase in commercial aftermarket sales of approximately $32 million, or an increase of 9.4%, and an increase in defense sales of approximately $17 million, or an increase of 4.6%. Acquisition sales totaled $157 million, or a 16.6% increase in segment sales, resulting from the acquisitions of Aerosonic, Whippany Actuation and Arkwin in fiscal 2013.
Sales for the Airframe segment, excluding acquisitions and OEM retroactive contract pricing adjustments, increased approximately $107 million when compared to the fiscal year ended September 30, 2013. The sales increase was primarily due to an increase in commercial aftermarket sales of approximately $58 million, or an increase of 14.2%, an increase in commercial OEM sales of approximately $36 million, or an increase of 10.3%, and an increase in defense sales of approximately $11 million, or an increase of 9.9%. Acquisition sales for the Airframe segment totaled $133 million, or a 15.1% increase in segment sales, resulting from the acquisitions of Airborne and EME in fiscal 2014. The fiscal year ended September 30, 2013 reflects an OEM retroactive contract pricing adjustments of approximately $2 million.
Acquisition sales for the Non-aviation segment totaled $3 million, or an increase of 2.8%. Organic sales declined $8 million, or 7.9%.
EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2014 and 2013 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2014	% of Segment Sales	2013	% of Segment Sales
Power & Control	$585.6	50.4%	$493.8	52.1%	$91.8	18.6%
Airframe	494.1	44.3%	406.3	46.3%	87.8	21.6%
Non-aviation	18.5	19.4%	23.6	23.4%	(5.1)	(21.6)%
	$1,098.2	46.3%	$923.7	48.0%	$174.5	18.9%
EBITDA As Defined for the Power & Control segment, excluding acquisitions, increased approximately $40 million when compared to the fiscal year ended September 30, 2013 due to increases in defense sales and commercial aftermarket sales. EBITDA As Defined from the acquisitions in fiscal 2013 was approximately $52 million for the fiscal year ended September 30, 2014.
EBITDA As Defined for the Airframe segment, excluding acquisitions and a prior year retroactive pricing adjustment, increased approximately $63 million when compared to the fiscal year ended September 30, 2013. The increase was primarily due to the increases in commercial OEM, commercial aftermarket sales and defense sales. EBITDA As Defined from the acquisitions of EME and Airborne in fiscal 2014 was approximately $27 million for the fiscal year ended September 30, 2014. The year ended September 30, 2013 reflects EBITDA As Defined of approximately $2 million relating to the previously mentioned retroactive contract pricing adjustment.
EBITDA As Defined for the Non-aviation segment acquisition was approximately $0.4 million for the fiscal year ended September 30, 2014. Organic EBITDA declined approximately $5.5 million due to the organic sales decrease noted above and the mix of products sold in the non-aviation markets.
Backlog
As of September 30, 2015, the Company estimated its sales order backlog at $1,428 million compared to an estimated sales order backlog of $1,195 million as of September 30, 2014. The increase in estimated sales order backlog of approximately $233 million is primarily due to acquisitions. The majority of the purchase orders outstanding as of September 30, 2015 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2015 may not necessarily represent the actual amount of shipments or sales for any future period.
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
Our direct sales to foreign customers were approximately $881.1 million, $735.9 million, and $572.0 million for fiscal years 2015, 2014 and 2013, respectively. Sales to foreign customers are subject to numerous additional risks, including foreign currency fluctuations, the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Inflation
Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2015, 2014 and 2013 were not significant.
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
We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 7.0. Our debt leverage ratio at September 30, 2015 was approximately 6.8.
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
The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on its current levels of operations and absent any disruptive events, management believes that internally generated funds and borrowings available under our revolving loan facility should provide sufficient resources to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2016. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to the Company under the senior secured credit facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.
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
Operating Activities. The Company generated $520.9 million of net cash from operating activities during fiscal 2015 compared to $541.2 million during fiscal 2014. The net decrease of $20.3 million was due primarily to higher interest payments due to the Company’s current debt structure offset by an increase in income from operations.
The Company generated $541.2 million of net cash from operating activities during fiscal 2014 compared to $470.2 million during fiscal 2013. The net increase of $71.0 million was due primarily to an increase in income from operations offset by higher interest payments due to the Company’s current debt structure.
Investing Activities. Net cash used in investing activities was $1,679.1 million during fiscal 2015 consisting primarily of the acquisitions of Telair Cargo Group, Adams Rite Aerospace GmbH, Pexco Aerospace and PneuDraulics for a total of $1,624.3 million and capital expenditures of $54.9 million.
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
Financing Activities. Net cash provided by financing activities during fiscal 2015 was $1,054.9 million, which comprised $1,505.7 million of net proceeds under our 2015 Term Loans, $445.3 million of net proceeds from our 2025 Notes, and $123.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $1,025.3 million of repayments on our 2015 Term Loans, 2014 Term Loans, and 2013 Term Loans and $3.4 million of dividend equivalent payments.
Net cash provided by financing activities during fiscal 2014 was $44.0 million, which comprised $2,326.4 million of net proceeds from our 2022 Notes and 2024 Notes, $805.4 million of additional net proceeds under our 2014 Term Loans, $199.2 million of net proceeds from the trade receivable securitization facility, and $78.4 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $1,451.4 million of dividends and dividend equivalent payments, $1,721.0 million for the repurchase of our 2018 Notes, $159.9 million of treasury stock purchases, and $33.1 million of repayments on the 2014 Term Loans.
Net cash provided by financing activities during fiscal 2013 was $156.2 million, which comprised $3,064.0 million of net proceeds from our 2013 Term Loans, $147.4 million of additional net proceeds from the amendment of our 2011 Term Loans, $494.8 million of net proceeds from our 2021 Notes, $541.6 million of net proceeds from our 2020 Notes and $87.7 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $18.8 million repayment on the 2013 Term Loans, the repayment of our 2011 Term Loans of $2,169.1 million and $1,991.4 million of dividend and dividend equivalent payments.
Description of Senior Secured Term Loans and Indentures
On June 4, 2014, TransDigm Inc. amended and restated its existing credit agreement dated February 28, 2013, by entering into a Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement permits, among other things, (i) the payment of a special dividend of up to $1,700 million to the holders of TD Group’s common stock, par value $.01 per share, (ii) the issuance of the 2022 Notes and the 2024 Notes (each as defined below), (iii) the incurrence of certain new tranche D term loans (the “Tranche D Term Loans”) in an aggregate principal amount equal to $825 million, which Tranche D Term Loans were fully drawn on June 4, 2014 and mature on June 4, 2021, (iv) the increase of the total revolving commitments thereunder to $420 million, which includes a sub-limit of up to $100 million of multi-currency revolving commitments, and (v) certain changes to certain affirmative and negative covenants and the financial covenant thereunder. The terms and conditions that apply to the Tranche D Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the other term loans. In addition, the revolving A credit commitments previously available under the credit facility were terminated.
The term loans under the Second Amended and Restated Credit Agreement (the "2014 Term Loans") consisted of three tranches of term loans—Tranche B Term Loans, Tranche C Term Loans and the Tranche D Term Loans. The revolving credit facility consisted of one tranche—Revolving B Commitments, which included a sub-limit up to $100 million of multi-currency revolving commitments. The Tranche B Term Loans consisted of $500 million in the aggregate; however, the Tranche B Term Loans were refinanced in May 2015 in connection with the financing of the Tranche E Term Loans. The May 2015 financing is detailed further below. The Tranche C Term Loans consist of $2,600 million in the aggregate maturing on February 28, 2020 and the Tranche D Term Loans consist of $825 million in the aggregate maturing on June 4, 2021. Subsequent to the May 2015 financing and resulting impact on the term loan facility, quarterly principal payments of $7.3 million on the term loans are required, which began on June 30, 2015. Prior to the May 2015 financing, quarterly principal payments of $7.8 million were due beginning March 28, 2013 and an additional quarterly principal payment of $2.1 million was due beginning September 30, 2014. The Revolving B Commitments of $420 million, which included a sub-limit of up to $100 million of multi-currency revolving commitments, were also refinanced in May 2015 as detailed further below.
Under the terms of the Second Amended and Restated Credit Agreement, TransDigm is entitled on one or more occasions, subject to the satisfaction of certain conditions, to request additional commitments under the revolving credit facility or additional term loans in the aggregate principal amount of up to $1,000 million to the extent that existing or new lenders agree to provide such additional term loans. All of the indebtedness outstanding under the 2014 Term Loans is guaranteed by TD Group and all of TransDigm’s current and future domestic restricted subsidiaries (other than immaterial subsidiaries). In addition, the obligations of TransDigm and the guarantors under the 2014 Term Loans are secured ratably in accordance with each lender’s respective revolving and term loan commitments by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests and certain other assets) of TransDigm and its existing and future domestic restricted subsidiaries (other than immaterial subsidiaries), and a first priority pledge of the capital stock of TransDigm and its subsidiaries (other than foreign subsidiaries and certain domestic subsidiaries, of which 65% of the voting capital stock is pledged).
The interest rates per annum applicable to the 2014 Term Loans are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR is subject to a floor of 0.75%. At September 30, 2015, the applicable interest rate was 3.75% on the Tranche C and Tranche D Term Loans.
The term loan facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the 2014 Term Loans), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ending September 30, 2014, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No prepayments were required for fiscal 2015.
The Second Amended and Restated Credit Agreement contains certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates.

At September 30, 2015, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.
At September 30, 2015, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $1,000 million through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.
During the fiscal year ended September 30, 2015, three interest rate swap agreements were in place to swap variable rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $353 million through June 30, 2015. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.2% (2.2% plus the 3% margin percentage) over the term of the interest rate swap agreements.
On May 14, 2015, TransDigm Inc., TD Group and certain subsidiaries of TransDigm entered into an Incremental Assumption and Refinancing Facility Agreement (the “2015 Term Loans”) with Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein. Pursuant to the Incremental Assumption and Refinancing Facility Agreement, TransDigm, among other things, incurred new tranche E term loans (the “New Tranche E Term Loans”) in an aggregate principal amount equal to $1,000 million and refinanced the existing Tranche B Term Loans in an aggregate principal amount equal to $498 million into additional Tranche E Term Loans (together with the New Tranche E Term Loans, the “Tranche E Term Loans”). The Tranche E Term Loans were fully drawn on May 14, 2015 and mature on May 14, 2022. The terms and conditions (other than maturity date) that applied to the Tranche E Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the Tranche B Term Loans immediately prior to the Assumption and Refinancing Agreement under the Second Amended and Restated Credit Agreement. The 2015 Term Loans requires quarterly principal payments of $3.7 million, which began on June 30, 2015. At September 30, 2015, the unamortized original issue discount on the Tranche E Terms Loans was $5.4 million.
The interest rates per annum applicable to the 2015 Term Loans are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR is subject to a floor of 0.75%. At September 30, 2015, the applicable interest rate was 3.50% on the Tranche E Term Loans.
In addition, if, prior to November 14, 2015, the principal amount of the Tranche E Term Loans is (i) prepaid substantially concurrently with the incurrence by TD Group, TransDigm or any its subsidiaries of new bank loans that have an effective yield lower than the yield in effect on the term loans so prepaid or (ii) received by a lender due to a mandatory assignment following the failure of such lender to consent to an amendment of the 2015 Term Loans that has the effect of reducing the effective interest rate with respect to the term loans, then such prepayment or receipt shall be accompanied by a premium of 1.0%.
On May 20, 2015, TransDigm, TD Group and the subsidiaries of TransDigm named therein entered into an Incremental Revolving Credit Assumption and Refinancing Facility Agreement. Pursuant to the Incremental Revolving Credit Assumption and Refinancing Facility Agreement, TransDigm, among other things, increased the revolving commitments under the Second Amended and Restated Credit Agreement in an aggregate principal amount of $130 million (the “New Revolving Commitments”) and refinanced a portion of the existing Tranche C Term Loans into the Tranche E Term Loans (the “Refinanced Tranche C Term Loans”). The terms and conditions that apply to the New Revolving Commitments are the same as those of the existing US Dollar revolving credit commitments under the Second Amended and Restated Credit Agreement. The terms and conditions that apply to the Refinanced Tranche C Term Loans are the same as those of the Tranche E Term Loans. The New Revolving Commitments consist of $550 million in the aggregate and mature on February 28, 2018. At September 30, 2015, the Company had $16 million letters of credit outstanding and $534 million of borrowings available under the New Revolving Commitments.
At September 30, 2015, six interest rate cap agreements beginning September 30, 2015 were in place to offset the variable interest rates on the 2015 Term Loans based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company's variable rate debt attributable to fluctuations above the three month LIBOR of 2.5% through June 30, 2020.
On October 15, 2012, TransDigm Inc. issued $550 million in aggregate principal amount of its 2020 Notes at an issue price of 100% of the principal amount. The 2020 Notes bear interest at the rate of 5.50% per annum, which accrues from October 15, 2012 and is payable semiannually on April 15 and October 15 of each year. The 2020 Notes mature on October 15,

2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2020 Notes.
On July 1, 2013, TransDigm issued $500 million in aggregate principal amount of its 2021 Notes at an issue price of 100% of the principal amount. The 2021 Notes bear interest at the rate of 7.50% per annum, which accrues from July 1, 2013 and is payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2014. The 2021 Notes mature on July 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2021 Notes.
On June 4, 2014, TransDigm Inc. issued $2,350 million in aggregate principal amount of Senior Subordinated Notes, consisting of $1,150 million aggregate principal amount of the 2022 Notes and $1,200 million aggregate principal amount of the 2024 Notes at an issue price of 100% of the principal amount for both notes. The 2022 Notes bear interest at the rate of 6.00% per annum, which accrues from June 4, 2014 and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The 2022 Notes mature on July 15, 2022, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2022 Notes. The 2024 Notes bear interest at the rate of 6.50% per annum, which accrues from June 4, 2014 and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The 2024 Notes mature on July 15, 2024, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2024 Notes.
On May 14, 2015, TransDigm Inc. issued $450 million in aggregate principal amount of its 2025 Notes (together with the 2020 Notes, the 2021 Notes, the 2022 Notes and the 2024 Notes, the “Notes”) at an issue price of 100% of the principal amount. The 2025 Notes bear interest at the rate of 6.50% per annum, which accrues from May 14, 2015 and is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2015. The 2025 Notes mature on May 15, 2025, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2025 Notes.
The Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the Notes. The Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its wholly-owned domestic subsidiaries named in the indentures. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries. The Notes contain many of the restrictive covenants included in the 2014 Term Loans. TransDigm is in compliance with all the covenants contained in the Notes.
Certain Restrictive Covenants in Our Debt Documents
The term loans and the Indentures governing the Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness. In addition, if the total amount of revolving loans and letters of credit exceeds 25% of the aggregate revolving commitment, the term loans require that the Company meet a net debt to EBITDA As Defined ratio, on a pro forma basis. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the term loans or the Indentures. If any such default occurs, the lenders under the term loans and the holders of the Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the term loans also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the term loans, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the Notes.
Trade Receivables Securitization
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2015, the Company increased the borrowing capacity from $225 million to $250 million in connection with amending the Securitization Facility to a maturity date of August 2, 2016. As of September 30, 2015, the Company has borrowed $200 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s trade accounts receivable.

Stock Repurchase Program
On October 22, 2014, the Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our shares outstanding not to exceed $300 million in the aggregate. No repurchases were made under the program during the year ended September 30, 2015. During the year ended September 30, 2014, the Company repurchased 909,700 shares of its common stock at a gross cost of approximately $159.9 million at a weighted-average price per share of $175.68 per share. These repurchases were made under the previous program, which permitted us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate.
Contractual Obligations
The following is a summary of contractual cash obligations as of September 30, 2015 (in millions):

	2016	2017	2018	2019	2020	2021 and thereafter	Total
Senior Secured Term Loans(1)	$43.8	$43.8	$43.8	$43.8	$1,974.6	$2,232.8	$4,382.6
2020 Notes	—	—	—	—	550.0	—	550.0
2021 Notes	—	—	—	—	—	500.0	500.0
2022 Notes	—	—	—	—	—	1,150.0	1,150.0
2024 Notes	—	—	—	—	—	1,200.0	1,200.0
2025 Notes	—	—	—	—	—	450.0	450.0
Scheduled Interest Payments(2)	435.7	438.2	434.6	427.3	365.3	691.8	2,792.9
Operating Leases	14.2	11.6	9.5	7.0	6.1	20.3	68.7
Purchase Obligations	179.6	33.8	37.5	0.2	—	—	251.1
Total Contractual Cash Obligations	$673.3	$527.4	$525.4	$478.3	$2,896.0	$6,244.9	$11,345.3

(1)
The Tranche C Term Loans mature in February 2020, the Tranche D Term Loans mature in June 2021, and the Tranche E Term Loans mature in May 2022. The term loans require quarterly principal payments totaling $11.0 million.

(2)
Assumes that the variable interest rate on our Tranche C and Tranche D borrowings under our Senior Secured Term Loans remain constant at 3.75% and the Tranche E borrowings under our Senior Secured Term Loans remain constant at 3.50%. In addition, interest payments include the impact of the 5.4% interest rate fixed through our swap agreements from September 30, 2014 through June 30, 2019 on an aggregate notional amount of $1,000 million, and the impact of the 5.8% interest rate fixed through our forward-starting swap agreements from March 31, 2016 through June 30, 2020 on an aggregate notional amount of $750 million.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $54.9 million, $34.1 million, and $35.5 million during fiscal years 2015, 2014, and fiscal 2013, respectively. The Company expects its capital expenditures in fiscal year 2016 to be between $55 million and $60 million.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018. The Company is currently evaluating the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which expands upon the guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance does not change the current requirements surrounding the recognition and measurement of debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for the Company beginning October 1, 2016. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial position and results of operations, although it will change the financial statement classification of debt issue costs. As of September 30, 2015 and 2014, we had $77.7 million and $92.4 million in debt issue costs recorded as an asset on the Consolidated Balance Sheets, respectively. Under the new guidance, the debt issue costs would offset the carrying amount of the respective debt on the Consolidated Balance Sheets.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2015, we had borrowings under our term loans of approximately $4,377 million that were subject to interest rate risk. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our term loans by approximately $44 million based on the amount of outstanding borrowings at September 30, 2015. The weighted average interest rate on the $4,377 million of borrowings under our term loans on September 30, 2015 was 4.0%.
At September 30, 2015, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.
At September 30, 2015, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $1,000 million through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.
During the fiscal year ended September 30, 2015, three forward-starting interest rate swap agreements were in place to swap variable rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $353 million through June 30, 2015. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.2% (2.2% plus the 3% margin percentage) over the term of the interest rate swap agreements.
At September 30, 2015, six interest rate cap agreements beginning September 30, 2015 were in place to offset the variable interest rates on the 2015 Term Loans based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company's variable rate debt attributable to fluctuations above the three month LIBOR of 2.5% through June 30, 2020.
The fair value of the approximately $4,377 million aggregate principal amount of borrowings under our term loans is exposed to the market risk of interest rates. The estimated fair value of such term loans approximated $4,344 million at September 30, 2015 based upon information provided to the Company from its agent under the term loans. The fair value of our $550 million 2020 Notes, our $500 million 2021 Notes, our $1,150 million 2022 Notes, our $1,200 million 2024 Notes and our $450 million 2025 Notes are exposed to the market risk of interest rate changes. The estimated fair value of the 2020 Notes approximated $520 million, the estimated fair value of the 2021 Notes approximated $524 million, the estimated fair value of the 2022 Notes approximated $1,081 million, the estimated fair value of the 2024 Notes approximated $1,119 million and the estimated fair value of the 2025 Notes approximated $417 million at September 30, 2015 based upon quoted market rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained on pages F-1 through F-37 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2015.
During fiscal 2015, we completed the acquisitions of Telair Cargo Group, Adams Rite Aerospace GmbH, Pexco Aerospace and PneuDraulics. The results of operations are included in our consolidated financial statements from the date of acquisition. As permitted by the Securities and Exchange Commission, we have elected to exclude Telair Cargo Group, Adams Rite Aerospace GmbH, Pexco Aerospace and PneuDraulics from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015. Total assets, net sales and income from operations of these fiscal 2015 acquisitions represented approximately 7.5% of net sales, 21.4% of total assets and 5.7% of income from operations as reported in our consolidated financial statements for fiscal 2015.
The effectiveness of the Company's internal control over financial reporting as of September 30, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
TransDigm Group Incorporated
We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TransDigm Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Telair Cargo Group, Adams Rite Aerospace GmbH, Pexco Aerospace, and PneuDraulics, which are included in the 2015 consolidated financial statements of TransDigm Group Incorporated and constituted 21.4% of total assets as of September 30, 2015 and 7.5% and 5.7% of revenues and income from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of TransDigm Group Incorporated also did not include an evaluation of the internal control over financial reporting of Telair Cargo Group, Adams Rite Aerospace GmbH, Pexco Aerospace, and PneuDraulics.
In our opinion, TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ (deficit) equity and cash flows for each of the three years in the period ended September 30, 2015 of TransDigm Group Incorporated and our report dated November 13, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
November 13, 2015

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	63	Chief Executive Officer, President and Chairman of the Board of Directors
Robert S. Henderson	59	Chief Operating Officer—Airframe
Kevin Stein	49	Chief Operating Officer—Power & Control
Terrance M. Paradie	47	Executive Vice President and Chief Financial Officer
Gregory Rufus	59	Senior Executive Vice President
Bernt G. Iversen II	58	Executive Vice President—Mergers and Acquisitions
James Skulina	56	Executive Vice President
Peter Palmer	51	Executive Vice President
John Leary	68	Executive Vice President
Jorge Valladares III	41	Executive Vice President
Roger V. Jones	55	Executive Vice President
Joel Reiss	45	Executive Vice President
Mr. Howley was named Chairman of the Board of Directors of TD Group in July 2003. He has served as Chief Executive Officer of TD Group since December 2005 and of TransDigm Inc. since December 2001. Mr. Howley served as President of TD Group from July 2003 through December 2005, as Chief Operating Officer of TransDigm Inc. from December 1998 through December 2001 and as President of TransDigm Inc. from December 1998 through September 2005. Mr. Howley was a director of Polypore International Inc., a NYSE-listed manufacturer of polymer-based membranes used in separation and filtration processes through October 2012. Mr. Howley was a director of Satair A/S, a Danish public company that is an aerospace distributor, including a distributor of the Company’s products through October 2011.
Mr. Henderson was appointed Chief Operating Officer—Airframe in October 2014. Prior to that, Mr. Henderson served as Executive Vice President from December 2005 to October 2014, and as President of the AdelWiggins Group, a division of TransDigm Inc., from August 1999 to April 2008.
Mr. Stein was appointed Chief Operating Officer—Power in October 2014. Prior to that, Mr. Stein served as Executive Vice President and President of the Structurals division of Precision Castparts Corp. from November 2011 to October 2014 and Executive Vice President and President of the Fasteners division of Precision Castparts Corp. from January 2009 through November 2011.
Mr. Paradie was appointed Executive Vice President and Chief Financial Officer in April 2015. Prior to that, Mr. Paradie held various titles since 2007 at Cliffs Natural Resources Inc., a NYSE-listed international mining company, including Chief Financial Officer (from October 2012 to April 2015) and Executive Vice President (from March 2013 to April 2015).
Mr. Rufus was appointed Senior Executive Vice President in April 2015. Prior to that, Mr. Rufus served as Executive Vice President, Chief Financial Officer and Secretary from December 2005 to April 2015. He served as Vice President and Chief Financial Officer from July 2003 through December 2005 and as Vice President and Chief Financial Officer of TransDigm Inc. from August 2000 through October 2005.
Mr. Iversen was appointed Executive Vice President—Mergers & Acquisitions and Business Development in May 2012. Prior to that, Mr. Iversen served as Executive Vice President of TD Group from December 6, 2010 through May 2012 and as President of Champion Aerospace LLC, a wholly-owned subsidiary of TransDigm Inc., from June 2006 to December 2010.
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
Mr. Jones was appointed Executive Vice President in October 2015. Prior to that, Mr. Jones served as President of AeroControlex, a wholly-owned subsidiary of TransDigm Inc., from September 2009 to October 2015.
Mr. Reiss was appointed Executive Vice President in October 2015. Prior to that, Mr. Reiss served as President of Hartwell Corporation, a wholly-owned subsidiary of TransDigm Inc., from May 2012 to October 2015, and as President of Skurka Aerospace, also a wholly-owned subsidiary of TransDigm Inc., from July 2010 to May 2012.
Section 16(a) Beneficial Ownership Reporting Compliance
The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 will be set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which is incorporated herein by reference.
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
Nominations of Directors
The procedure by which stockholders may recommend nominees to our Board of Directors will be set forth under the caption “Corporate Governance-Board Committees—Nominating and Corporate Governance Committee” in our Proxy Statement, which is incorporated herein by reference.
Audit Committee
The information regarding the audit committee of our Board of Directors and audit committee financial experts will be set forth under the caption “Corporate Governance-Board Committees—Audit Committee” in our Proxy Statement, which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be set forth under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under the captions entitled “Certain Relationships and Related Transactions,” “Compensation of Directors,” and “Independence of Directors” in our Proxy Statement, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under the caption “Principal Accounting Fees and Services” in our Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements

a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.1	Purchase Agreement, dated February 20, 2015, among AAR International, Inc., AAR Manufacturing, Inc., TransDigm Inc. and TransDigm Germany GmbH	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 24, 2015 (File No. 001-32833)
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2014 (File No. 001-32833)
3.2	Second Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2014 (File No. 001-32833)
3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.6	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)
3.7	Bylaws of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)
3.8	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.9	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.10	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.11	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.12	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.13	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.14	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.15	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.16	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.17	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.18	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.19	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.20	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.21	Certificate of Amendment to Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.22	Certificate of Amendment to Certificate of Incorporation, filed December 10, 2013, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.23	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.24	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.25	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.26	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.27	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.28	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.29	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.30	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.31	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.32	Certificate of Amendment to Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.33	Certificate of Amendment to Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.34	Certificate of Amendment to Certificate of Incorporation, filed April 23, 1997, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.35	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.36	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.37	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.38	Certificate of Amendment to Certificate of Incorporation, filed April 23, 1997, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.39	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.40	Bylaws of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.41	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q filed May 9, 2012 (File No. 001-32833)
3.42	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.43	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.44	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.45	Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.46	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.47	Certificate of Amendment, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.48	Certificate of Amendment, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.49	Bylaws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.50	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.51	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.52	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.53	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.54	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
3.55	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)
3.56	Certificate of Incorporation, filed December 29, 1992, of Avionic Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.57	Bylaws of Avionic Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.58	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.59	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.60	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.61	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.62	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as Avtech Tyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.63	Articles of Amendment of Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
3.64	Bylaws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.65	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.66	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.67	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.68	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.69	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.70	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.71	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.72	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.73	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.74	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.75	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
3.76	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
3.77	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.78	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.79	Certificate of Formation, filed September 30, 2010, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2010 (File No. 001-32833)
3.80	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2010 (File No. 001-32833)
3.81	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.82	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.83	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 3, 2009 (File No. 001-32833)
3.84	Bylaws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 3, 2009 (File No. 001-32833)
3.85	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.86	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014
3.87	Second Amended and Restated Limited Liability Agreement of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.88	Certificate of Conversion, effective March 31, 2014, of Harco LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed August 7, 2014 (File No. 333-197935)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.89	Limited Liability Company Agreement of Harco LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed August 7, 2014 (File No. 333-197935)
3.90	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.91	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.92	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.93	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.94	Bylaws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.95	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.96	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.97	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.98	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)
3.99	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.100	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.101	Bylaws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.102	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.103	Bylaws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.104	Certificate of Incorporation, filed December 11, 1998, of McKechnie US Holdings Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.105	Certificate of Amendment, filed May 11, 2007, to the Certificate of Incorporation of McKechnie Investments, Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.106	Amended and Restated Bylaws of McKechnie Aerospace Investments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.107	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.108	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.109	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.110	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.111	Certificate of Amendment, filed May 14, 2015, of Certificate of Incorporation of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.112	Bylaws of Pexco Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.113	Articles of Incorporation, filed October 3, 1956, of Pneudraulics, Inc.	Filed herewith
3.114	Certificate of Amendment, filed December 9, 1970, of Articles of Incorporation of Pneudraulics, Inc.	Filed herewith
3.115	Restated Bylaws of Pneudraulics, Inc.	Filed herewith
3.116	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)
3.117	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)
3.118	Certificate of Incorporation of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.119	Certificate of Amendment to Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
3.120	Amended and Restated Bylaws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)
3.121	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.122	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.123	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014 of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 14, 2014 (File No. 001-32833)
3.124	By Laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.125	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)
3.126	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)
3.127	Certificate of Formation, filed March 27, 2015, of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015
3.128	Limited Liability Company Agreement of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015
3.129	Certificate of Formation, filed February 23, 2015, of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015
3.130	Limited Liability Company Agreement of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015
3.131	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.132	Bylaws of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.133	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.134	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.135	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.136	Limited Liability Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
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
4.6
Fourth Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
4.7
Fifth Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
4.8
Sixth Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed herewith

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
4.1
First Supplemental Indenture, dated as of December 19, 2013, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
4.11
Second Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
4.12
Third Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
4.13
Fourth Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed herewith
4.14
Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.00 Senior Subordinated Notes due 2022
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.15
First Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
4.16
Second Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
4.17
Third Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed herewith
4.18
Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.19
First Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
4.20
Second Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
4.21
Third Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed herewith
4.22
Indenture, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)
4.23
First Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
4.24
Second Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed herewith
4.25	Form of 5.50% Senior Subordinated Notes due 2020	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
4.26	Form of 7.50% Senior Subordinated Notes due 2021	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 3, 2013 (File No. 001-32833)
4.27	Form of 6.00% Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.28	Form of 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.29	Form of 6.50% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015
4.30	Form of Notation of Guarantee of 5.50% Senior Subordinated Notes due 2020	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
4.31	Form of Notation of Guarantee of 7.50% Senior Subordinated Notes due 2021	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 3, 2013 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.32	Form of Notation of Guarantee of 6.00% Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.33	Form of Notation of Guarantee of 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.34	Form of Notation of Guarantee of 6.50% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)
4.35
Registration Rights Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (SA) LLC as representatives for the initial purchasers
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015
10.1	Third Amended and Restated Employment Agreement, dated August 28, 2014, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 4, 2014 (File No. 001-32833)
10.2	Employment Agreement, dated April 27, 2015, between TransDigm Group Incorporated and Terrance Paradie	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2-15
10.3	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 25, 2011 (File No. 001-32833)
10.4	Employment Agreement, dated October 29, 2014, between Kevin Stein and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October XX, 2014 (File No. 001-32833)
10.5	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Gregory Rufus*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 25, 2011 (File No. 001-32833)
10.6	Employment Agreement, Dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)
10.7	Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and James Skulina*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)
10.8	Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Peter Palmer*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)
10.11	Employment Agreement, dated July 30, 2012, between TransDigm Group Incorporated and John Leary*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 31, 2012 (File No. 001-32833)
10.12	Employment Agreement, dated October 23, 2013, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 29, 2013 (File No. 001-32833)
10.13	Form of Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Joel Reiss and Roger Jones*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015
10.14	First Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.15	First Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)
10.16	Form of Amendment to Employment Agreement between TransDigm Group Incorporated and each of Raymond Laubenthal, Gregory Rufus, Robert Henderson, Bernt Iverson, Peter Palmer and James Skulina*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.17	Amendment to Employment Agreement, dated October 22, 2015, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.18
Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Terrance Paradie, Robert Henderson, Bernt Iversen, James Skulina, Peter Palmer and Jorge Valladares*
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.19	Amendment to Employment Agreement, dated October 23, 2015, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.20	Second Amendment to Employment Agreement, dated October 22, 2015, between TransDigm Group Incorporated and Gregory Rufus*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.21	Amendment to Employment Agreement, dated October 22, 2015, between TransDigm Group Incorporated and John Leary	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.22	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)
10.23	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
10.24	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 7, 2008 (File No. 001-32833)
10.25	Amendment No. 3 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)
10.26	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
10.27	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)
10.28	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A filed June 6, 2008 (File No. 001-32833)
10.29	Form of Option Agreements for options granted in fiscal 2013*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 14, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.30	Form of Option Agreements for options granted in fiscal 2014*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 14, 2015
10.31	Form of Option Agreements for options granted in fiscal 2015*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed January 30, 2015
10.32	Stock Option Grant Notice and Stock Option Agreement dated November 13, 2014 between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed January 30, 2015
10.33	Restricted Stock Award Agreement, dated October 21, 2014, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed January 30, 2015
10.34	TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2014 (File No. 001-32833)
10.35	Fourth Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 2, 2013
10.36	Third Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 2, 2013
10.37	TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 28, 2014
10.38
Amendment and Restatement Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
10.39
Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)
10.40
Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 27, 2015 (File No. 001-32833)
10.41
Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent and the other agents and lenders party thereto
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 27, 2015
10.42
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
10.44
Supplement No. 2, dated as of June 26, 2013, between Whippany Actuation Systems, LLC and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 1, 2013 (File No. 001-32833)
10.45
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
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
10.46	Supplement No. 4, dated as of April 9, 2015, between Telair US LLC and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement dated as of June 23, 2006, as amended and restated	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
10.47
Supplement No. 5, dated as of April 9, 2015, between Telair International LLC and Credit Suisse AG, as agent, to the Guarantee and Collateral Agreement dated as of June 23, 2006, as amended and restated
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
10.48	Supplement No. 6, dated as of June 12, 2015, between Pexco Aerospace, Inc. and Credit Suisse	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 2, 2015 (File No. 001-32833)
10.49	Supplement No. 7, dated as of September 2, 2015, between Pneudraulics, Inc. and Credit Suisse	Filed herewith
10.50
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
10.51
First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator

Filed herewith
10.52
Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group

Filed herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.53
Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic's Purchaser Group

Filed herewith
10.54
Fourth Amendment to the Receivables Purchase Agreement dated as of August 4, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchase, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group

Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 7, 2015 (File No. 001-32833)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2015.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Terrance M. Paradie
Name:	Terrance M. Paradie
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ W. Nicholas Howley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	November 13, 2015
W. Nicholas Howley
/s/ Terrance M. Paradie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2015
Terrance M. Paradie
/s/ William Dries	Director	November 13, 2015
William Dries
/s/ Mervin Dunn	Director	November 13, 2015
Mervin Dunn
/s/ Michael Graff	Director	November 13, 2015
Michael Graff
Director
Sean P. Hennessy
/s/ Douglas Peacock	Director	November 13, 2015
Douglas Peacock
/s/ Robert J. Small	Director	November 13, 2015
Robert J. Small
/s/ John Staer	Director	November 13, 2015
John Staer
/s/ Raymond F. Laubenthal	Director	November 13, 2015
Raymond F. Laubenthal

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2015
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
TransDigm Group Incorporated
We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ (deficit) equity and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated at September, 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 13, 2015, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
November 13, 2015

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND 2014
(Amounts in thousands, except share amounts)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$714,033	$819,548
Trade accounts receivable—Net	444,072	351,307
Inventories—Net	591,401	459,074
Deferred income taxes	45,375	37,669
Prepaid expenses and other	37,081	21,978
Total current assets	1,831,962	1,689,576
PROPERTY, PLANT AND EQUIPMENT—Net	260,684	212,108
GOODWILL	4,686,220	3,525,077
OTHER INTANGIBLE ASSETS—Net	1,539,851	1,217,153
OTHER	108,333	112,934
TOTAL ASSETS	$8,427,050	$6,756,848
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$43,840	$39,295
Short-term borrowings—trade receivable securitization facility	200,000	200,000
Accounts payable	142,822	115,741
Accrued liabilities	271,553	230,871
Total current liabilities	658,215	585,907
LONG-TERM DEBT	8,183,502	7,233,836
DEFERRED INCOME TAXES	450,372	402,247
OTHER NON-CURRENT LIABILITIES	173,267	90,957
Total liabilities	9,465,356	8,312,947
STOCKHOLDERS’ DEFICIT:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 55,100,094 and 53,832,246 at September 30, 2015 and 2014, respectively	551	538
Additional paid-in capital	950,324	794,767
Accumulated deficit	(1,717,232)	(2,150,293)
Accumulated other comprehensive loss	(96,009)	(25,171)
Treasury stock, at cost; 1,415,100 shares at September 30, 2015 and 2014, respectively	(175,940)	(175,940)
Total stockholders’ deficit	(1,038,306)	(1,556,099)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,427,050	$6,756,848
See Notes to Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2015	2014	2013
NET SALES	$2,707,115	$2,372,906	$1,924,400
COST OF SALES	1,257,270	1,105,032	874,838
GROSS PROFIT	1,449,845	1,267,874	1,049,562
SELLING AND ADMINISTRATIVE EXPENSES	321,624	276,446	254,468
AMORTIZATION OF INTANGIBLE ASSETS	54,219	63,608	45,639
INCOME FROM OPERATIONS	1,074,002	927,820	749,455
INTEREST EXPENSE—Net	418,785	347,688	270,685
REFINANCING COSTS	18,393	131,622	30,281
INCOME BEFORE INCOME TAXES	636,824	448,510	448,489
INCOME TAX PROVISION	189,612	141,600	145,700
NET INCOME	$447,212	$306,910	$302,789
NET INCOME APPLICABLE TO COMMON STOCK	$443,847	$180,284	$131,546
Net earnings per share—see Note 5:
Basic and diluted	$7.84	$3.16	$2.39
Cash dividends paid per common share	$—	$25.00	$34.85
Weighted-average shares outstanding:
Basic and diluted	56,606	56,993	55,080
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Fiscal Years Ended September 30,
	2015	2014	2013
Net income	$447,212	$306,910	$302,789
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(29,448)	(7,653)	4,117
Interest rate swap and cap agreements, net of taxes of $20,716, $3,704, and $1,513 for the fiscal years ended September 30, 2015, 2014, and 2013, respectively.	(35,604)	(6,166)	(3,587)
Pension liability adjustments, net of taxes of $3,299, $2,818, and $(928) for the fiscal years ended September 30, 2015, 2014, and 2013, respectively.	(5,786)	(4,836)	1,005
Other comprehensive (loss) income, net of tax	(70,838)	(18,655)	1,535
TOTAL COMPREHENSIVE INCOME	$376,374	$288,255	$304,324
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Common Stock				Number of Shares	Value	Total
BALANCE—September 30, 2012	52,157,225	$521	$553,223	$689,229	$(8,051)	(505,400)	$(16,088)	$1,218,834
Dividends paid	—	—	—	(1,950,683)	—	—	—	(1,950,683)
Unvested dividend equivalent payments	—	—	—	(45,579)	—	—	—	(45,579)
Compensation expense recognized for employee stock options	—	—	48,884	—	—	—	—	48,884
Excess tax benefits related to share-based payment arrangements	—	—	66,201	—	—	—	—	66,201
Exercise of employee stock options	1,014,613	11	21,523	—	—	—	—	21,534
Common stock issued	713	—	104	—	—	—	—	104
Net income	—	—	—	302,789	—	—	—	302,789
Interest rate swaps, net of tax	—	—	—	—	(3,587)	—	—	(3,587)
Foreign currency translation adjustments	—	—	—	—	4,117	—	—	4,117
Pension liability adjustments, net of tax	—	—	—	—	1,005	—	—	1,005
BALANCE—September 30, 2013	53,172,551	532	689,935	(1,004,244)	(6,516)	(505,400)	(16,088)	(336,381)
Dividends paid	—	—	—	(1,435,154)	—	—	—	(1,435,154)
Unvested dividend equivalent payments	—	—	—	(17,805)	—	—	—	(17,805)
Compensation expense recognized for employee stock options	—	—	26,332	—	—	—	—	26,332
Excess tax benefits related to share-based payment arrangements	—	—	51,709	—	—	—	—	51,709
Exercise of employee stock options	659,363	6	26,732	—	—	—	—	26,738
Treasury stock purchased	—	—	—	—	—	(909,700)	(159,852)	(159,852)
Common stock issued	332	—	59	—	—	—	—	59
Net income	—	—	—	306,910	—	—	—	306,910
Interest rate swaps, net of tax	—	—	—	—	(6,166)	—	—	(6,166)
Foreign currency translation adjustments	—	—	—	—	(7,653)	—	—	(7,653)
Pension liability adjustments, net of tax	—	—	—	—	(4,836)	—	—	(4,836)
BALANCE—September 30, 2014	53,832,246	538	794,767	(2,150,293)	(25,171)	(1,415,100)	(175,940)	(1,556,099)
Unvested dividend equivalent payments	—	—	—	(14,151)	—	—	—	(14,151)
Compensation expense recognized for employee stock options	—	—	31,500	—	—	—	—	31,500
Excess tax benefits related to share-based payment arrangements	—	—	61,965	—	—	—	—	61,965
Exercise of employee stock options	1,248,175	13	61,674	—	—	—	—	61,687
Common stock issued	19,673	—	418	—	—	—	—	418
Net income	—	—	—	447,212	—	—	—	447,212
Interest rate swaps and caps, net of tax	—	—	—	—	(35,604)	—	—	(35,604)
Foreign currency translation adjustments	—	—	—	—	(29,448)	—	—	(29,448)
Pension liability adjustments, net of tax	—	—	—	—	(5,786)	—	—	(5,786)
BALANCE—September 30, 2015	55,100,094	$551	$950,324	$(1,717,232)	$(96,009)	(1,415,100)	$(175,940)	$(1,038,306)
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Years Ended September 30,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$447,212	$306,910	$302,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,939	32,543	27,307
Amortization of intangible assets	57,724	63,842	46,208
Amortization of debt issue costs	15,797	13,935	11,933
Refinancing costs	18,393	131,622	30,281
Net gain on sale of real estate	—	(804)	—
Non-cash equity compensation	31,500	26,332	48,884
Excess tax benefits related to share-based payment arrangements	(61,965)	(51,709)	(66,201)
Deferred income taxes	660	(9,416)	(2,614)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(25,418)	(24,309)	(25,006)
Inventories	(25,974)	(8,392)	(15,289)
Income taxes receivable/payable	65,418	56,595	65,510
Other assets	(12,392)	(5,703)	1,155
Accounts payable	13,480	(2,415)	23,510
Accrued and other liabilities	(39,436)	12,191	21,738
Net cash provided by operating activities	520,938	541,222	470,205
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	(54,871)	(34,146)	(35,535)
Acquisition of businesses, net of cash acquired	(1,624,278)	(311,872)	(483,257)
Cash proceeds from sale of real estate	—	16,380	—
Cash proceeds from sale of investment	—	—	16,350
Net cash used in investing activities	(1,679,149)	(329,638)	(502,442)
FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	61,965	51,709	66,201
Proceeds from exercise of stock options	61,674	26,738	21,534
Dividends paid	(3,365)	(1,451,391)	(1,991,350)
Treasury stock purchased	—	(159,852)	—
Proceeds from 2015 Term Loans, net	1,505,673	—	—
Proceeds from term loans, net	10,281	805,360	3,211,374
Proceeds from Revolving Commitment	75,250	—	—
Repayment on 2015 Term Loans	(7,330)	—	—
Repayment on term loans	(1,017,988)	(33,107)	(2,187,885)
Repayment on Revolving Commitment	(75,250)	—	—
Proceeds from 2025 Notes, net	445,303	—	—
Proceeds from senior subordinated notes, net	—	2,326,393	1,036,321
Repurchase of 2018 Notes		(1,721,014)	—
Proceeds from trade receivable securitization facility, net	—	199,164	—
Other	(1,266)	(27)	—
Net cash provided by financing activities	1,054,947	43,973	156,195
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,251)	(749)	258
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(105,515)	254,808	124,216
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	819,548	564,740	440,524
CASH AND CASH EQUIVALENTS, END OF PERIOD	$714,033	$819,548	$564,740
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$398,939	$319,577	$236,769
Cash paid during the period for income taxes	$127,363	$97,798	$82,292
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
Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes and cargo loading, handling and delivery systems.
2.    ACQUISITIONS
During the last three fiscal years, the Company completed the acquisitions of PneuDraulics, Pexco Aerospace, Adams Rite Aerospace GmbH, Telair Cargo Group, EME, Airborne, Whippany Actuation, Arkwin and Aerosonic. The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of PneuDraulics, Pexco Aerospace, Adams Rite Aerospace GmbH and Telair Cargo Group; therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the applicable fiscal year ended September 30, 2015 or 2014, are not significant and, accordingly, are not provided.
The acquisitions strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, improving our cost structure and providing highly engineered value-added products to customers). The purchase price paid for each acquisition reflects the current earnings before interest, taxes, depreciation and amortization (EBITDA) and cash flows, as well as, the future EBITDA and cash flows expected to be generated by the business, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.
PneuDraulics – On August 19, 2015, TransDigm Inc. acquired PneuDraulics, Inc. (“PneuDraulics”) for approximately $323.5 million in cash. PneuDraulics manufactures proprietary, highly engineered aerospace pneumatic and hydraulic components and subsystems for commercial transport, regional, business jet and military applications. These products fit well with TransDigm’s overall business direction. PneuDraulics is included in TransDigm’s Power & Control segment. The purchase price includes approximately $108.0 million of tax benefits to be realized by the Company over a 15 year period beginning in 2015, and the Company expects that the approximately $190.8 million of goodwill recognized for the acquisition will be deductible for tax purposes.
Pexco Aerospace – On May 14, 2015, Pexco Aerospace, Inc., a newly formed subsidiary of TransDigm Inc., acquired the assets of the aerospace business of Pexco LLC (“Pexco Aerospace”) for a total purchase price of approximately $496.4 million in cash, less a purchase price adjustment of $0.4 million received in the fourth quarter of fiscal 2015. TransDigm Inc. financed the acquisition of Pexco Aerospace through a combination of existing cash on hand and cash proceeds from the issuance of $450.0 million in Senior Subordinated Notes due in May 2025. Pexco Aerospace manufactures extruded plastic interior parts for use in the commercial aerospace industry. These products fit well with TransDigm’s overall business direction. Pexco Aerospace is included in TransDigm’s Airframe segment. The purchase price includes approximately $172.0 million of tax benefits to be realized by TransDigm over a 15 year period beginning in 2015, and the Company expects that the approximately $407.8 million of goodwill recognized for the acquisition will be deductible for tax purposes.
Adams Rite Aerospace GmbH – On March 31, 2015, the Company’s Adams Rite subsidiary acquired the aerospace business of Franke Aquarotter GmbH (now known as Adams Rite Aerospace GmbH) for approximately $75.3 million in cash. Adams Rite Aerospace GmbH manufactures proprietary faucets and related products for use on commercial transports and regional jets. These products fit well with TransDigm’s overall business direction. Adams Rite Aerospace GmbH is included in

TransDigm’s Airframe segment. The Company expects that the approximately $63.9 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
Telair Cargo Group – On March 26, 2015, TransDigm Germany GmbH, a subsidiary of TransDigm Inc., acquired all of the outstanding stock of Telair International GmbH ("Telair International"), TransDigm Inc. acquired all of the outstanding stock of Nordisk Aviation Products ("Nordisk") and Telair US LLC, a newly formed subsidiary of TransDigm Inc. ("Telair US"), acquired the assets of the AAR Cargo business (collectively, "Telair Cargo Group"). The total purchase price was approximately $730.9 million in cash, which included a net $7.7 million purchase price adjustment paid in the fourth quarter of fiscal 2015. TransDigm Inc. financed the acquisition of Telair Cargo Group through a combination of existing cash on hand and the borrowing of approximately $75.3 million under its existing revolving credit facility. Telair Cargo Group manufactures aerospace on-board cargo loading and handling, restraint systems and unit load devices for a variety of commercial and military platforms with positions on a wide range of new and existing aircraft. These products fit well with TransDigm’s overall business direction. The business consists of three major operating units: Telair International, Nordisk and Telair US. Telair International and Telair US are included in TransDigm’s Power & Control segment and Nordisk is included in TransDigm’s Airframe segment.
The total purchase price of Telair Cargo Group was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The following table summarizes the purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands).

Assets acquired:
Current assets, excluding cash acquired	$143,417
Property, plant, and equipment	16,011
Intangible assets	203,860
Goodwill	515,690
Other	1,445
Total assets acquired	$880,423
Liabilities assumed:
Current liabilities	$59,008
Other noncurrent liabilities	90,554
Total liabilities assumed	$149,562
Net assets acquired	$730,861
The Company expects that approximately $35.1 million of goodwill recognized for the acquisition will be deductible for tax purposes and approximately $480.6 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
EME – On March 6, 2014, TransDigm Germany GmbH, a newly formed subsidiary of TransDigm Inc., acquired Elektro-Metall Export GmbH (“EME”) for approximately $49.6 million, which comprises $40.4 million in cash plus the assumption of approximately $9.2 million of net indebtedness. EME manufactures proprietary, highly engineered aerospace electromechanical actuators, electrical and electromechanical components and assemblies for commercial aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. EME is included in TransDigm’s Airframe segment. Approximately $20.3 million of goodwill recognized for the acquisition is not deductible for tax purposes.
Airborne – On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne Global Inc. (“Airborne”) for approximately $264.2 million in cash. Airborne manufactures personnel parachutes, cargo aerial delivery systems, emergency escape systems, naval decoys and other related products. These products fit well with TransDigm’s overall business direction. Airborne is included in TransDigm’s Airframe segment. Approximately $158.2 million of goodwill recognized for the acquisition is not deductible for tax purposes.
Whippany Actuation – On June 28, 2013, Whippany Actuation Systems, LLC, a newly formed subsidiary of TransDigm Inc., acquired assets from GE Aviation’s Electromechanical Actuation Division (“Whippany Actuation”) for approximately $151.5 million in cash. Whippany Actuation manufactures proprietary, highly engineered aerospace electromechanical motion control subsystems for civil and military applications, with product offerings including control electronics, motors, high power mechanical transmissions and actuators. These products fit well with TransDigm’s overall business direction. Whippany is included in TransDigm’s Power & Control segment. Approximately $105.1 million of goodwill recognized for the acquisition is deductible for tax purposes.
Arkwin – On June 5, 2013, TransDigm Inc. acquired all of the outstanding stock of Arkwin Industries, Inc. (“Arkwin”), for approximately $285.7 million in cash. Arkwin manufactures proprietary, highly engineered aerospace hydraulic and fuel system components for commercial and military aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. Arkwin is included in TransDigm’s Power & Control segment. Approximately $184.9 million of goodwill recognized for the acquisition is not deductible for tax purposes.
Aerosonic – On June 5, 2013, Buccaneer Acquisition Sub Inc., a newly formed subsidiary of TransDigm Inc., completed the tender offer of a majority of the outstanding stock of Aerosonic Corporation (“Aerosonic”). Buccaneer Acquisition Sub Inc. was subsequently merged into Aerosonic on June 10, 2013; in connection therewith, all outstanding shares of Aerosonic were cancelled and Aerosonic became a wholly owned subsidiary of TransDigm Inc. The aggregate price paid in the tender offer and merger was approximately $39.8 million in cash. Aerosonic manufactures proprietary, highly engineered mechanical and digital altimeters, airspeed indicators, rate of climb indicators, microprocessor controlled air data test sets, angle of attack stall warning systems, integrated air data sensors and other aircraft sensors, monitoring systems and flight instrumentation for use on commercial and military aircraft. These products fit well with TransDigm’s overall business direction. Aerosonic is included in TransDigm’s Power & Control segment. Approximately $14.8 million of goodwill recognized for the acquisition is not deductible for tax purposes.
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation—The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of TD Group and subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior year financial statements to conform to current year presentation related to organizational realignments effective October 1, 2014 of the businesses comprising the Power & Control and the Airframe segments.
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
Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the years ended September 30, 2015, 2014 and 2013 was approximately $48.3 million, $42.3 million, and $32.1 million, respectively.
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
Inventories—Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. In accordance with industry practice, all inventories are classified as current assets even though a portion of the inventories may not be sold within one year.
Property, Plant and Equipment—Property, plant and equipment are stated at cost and include improvements which significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation is computed using the straight-line method over the following estimated useful lives: land improvements from 10 to 20 years, buildings and improvements from 5 to 30 years, machinery and equipment from 2 to 10 years and furniture and fixtures from 3 to 10 years. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur. Routine maintenance, repairs and replacements are expensed as incurred.

Property, plant and equipment is assessed for potential impairment whenever indicators of impairment are present by determining whether the carrying value of the property can be recovered through projected, undiscounted cash flows from future operations over the property’s remaining estimated useful life. Any impairment recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.
Debt Issue Costs, Premiums and Discounts—The cost of obtaining financing as well as premiums and discounts are amortized using the effective interest method over the terms of the respective obligations/securities.
Intangible Assets—Intangible assets consist of identifiable intangibles acquired or recognized in accounting for the acquisitions (trademarks, trade names, technology, order backlog and other intangible assets) and goodwill. Goodwill and intangible assets that have indefinite useful lives (i.e., trademarks and trade names) are subject to annual impairment testing. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. The Company performs an annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below current value.
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
Stock-Based Compensation—The Company records stock-based compensation expense using the fair value method of accounting. Compensation expense is recorded over the vesting periods of the stock options, restricted stock and other stock-based incentives. No expense is recognized for any stock options, restricted stock and other stock-based incentives ultimately forfeited because the recipients fail to meet vesting requirements.
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
Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Comprehensive Income (Loss)—The term “comprehensive income (loss)” represents the change in stockholders’ equity (deficit) from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s accumulated other comprehensive income or loss, consisting principally of fair value adjustments to its interest rate swap and cap agreements (net of tax), cumulative foreign currency translation adjustments and pension liability adjustments (net of tax), is reported separately in the accompanying consolidated statements of comprehensive income.
Foreign Currency Translation and Transactions—The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average monthly exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of other comprehensive income (loss) for the period. Foreign currency gains or losses recognized currently in income from changes in exchange rates were not material to our results of operations.
Earnings per Share—Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). Our vested and unvested stock options are considered “participating securities” because they include non-forfeitable rights to dividends. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018. The Company is currently evaluating the impact that the update will have on its financial position, results of operations, cash flows and financial statement disclosures.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which expands upon the guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance does not change the current requirements surrounding the recognition and measurement of debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for the Company beginning October 1, 2016. Early adoption is allowed for all entities and the new guidance shall be applied to all prior periods retrospectively. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial position and results of operations, although it will change the financial statement classification of debt issue costs. As of September 30, 2015 and 2014, we had $77.7 million and $92.4 million in debt issue costs recorded as an asset on the Consolidated Balance Sheets, respectively. Under the new guidance, the debt issue costs would offset the carrying amount of the respective debt on the Consolidated Balance Sheets.
5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2015	2014	2013
Numerator for earnings per share:
Net income	$447,212	$306,910	$302,789
Less dividends paid on participating securities	(3,365)	(126,626)	(171,243)
Net income applicable to common stock—basic and diluted	$443,847	$180,284	$131,546
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	53,112	52,748	52,258
Vested options deemed participating securities	3,494	4,245	2,822
Total shares for basic and diluted earnings per share	56,606	56,993	55,080
Net earnings per share—basic and diluted	$7.84	$3.16	$2.39

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
Two customers accounted for approximately 12%, 12% and 13% and 11%, 8% and 8% of the Company’s net sales for fiscal years ended 2015, 2014 and 2013, respectively. Sales to these customers were split approximately evenly between the Power & Control and Airframe segments. Sales to foreign customers, primarily in Western Europe, Canada and Asia, were $881.1 million, $735.9 million and $572.0 million during fiscal years ended 2015, 2014 and 2013.
Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2015	2014
Trade accounts receivable—gross	$447,873	$355,398
Allowance for uncollectible accounts	(3,801)	(4,091)
Trade accounts receivable—net	$444,072	$351,307
At September 30, 2015, approximately 14% of the Company’s trade accounts receivable was due from one customer. In addition, approximately 44% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.
7.    INVENTORIES
Inventories consist of the following at September 30 (in thousands):

	2015	2014
Raw materials and purchased component parts	$371,073	$298,318
Work-in-progress	164,793	146,980
Finished Goods	122,956	69,658
Total	658,822	514,956
Reserves for excess and obsolete inventory and LIFO	(67,421)	(55,882)
Inventories—net	$591,401	$459,074
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at September 30 (in thousands):

	2015	2014
Land and improvements	$42,235	$33,722
Buildings and improvements	133,290	114,030
Machinery, equipment and other	283,670	235,642
Construction in progress	20,867	12,174
Total	480,062	395,568
Accumulated depreciation	(219,378)	(183,460)
Property, plant and equipment—net	$260,684	$212,108

9.    INTANGIBLE ASSETS
Intangible assets subject to amortization consist of the following at September 30 (in thousands):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$1,100,317	$233,434	$866,883	$854,918	$186,278	$668,640
Order backlog	19,501	10,709	8,792	8,006	6,006	2,000
Other	43,229	13,557	29,672	43,252	11,259	31,993
Total	$1,163,047	$257,700	$905,347	$906,176	$203,543	$702,633
Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):
Aggregate Amortization Expense:

Years ended September 30,
2015	$54,219
2014	63,842
2013	46,208
Estimated Amortization Expense:

Years ending September 30,
2016	$66,355
2017	57,562
2018	57,562
2019	57,562
2020	57,562
Intangible assets acquired during the year ended September 30, 2015 were as follows (in thousands):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$1,178,264
Trademarks and trade names	123,851
	1,302,115
Intangible assets subject to amortization:
Technology	248,193	20 years
Order backlog	11,529	1 year
	259,722	19.2 years
Total	$1,561,837

The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2014 and 2015 were as follows (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2013	$1,554,308	$1,734,519	$55,080	$3,343,907
Goodwill acquired during the year (Note 2)	—	178,514	—	178,514
Purchase price allocation adjustments	5,999	—	289	6,288
Other	3,140	(6,772)	—	(3,632)
Balance at September 30, 2014	1,563,447	1,906,261	55,369	3,525,077
Goodwill acquired during the year (Note 2)	674,123	504,141	—	1,178,264
Purchase price allocation adjustments	—	(4,541)	—	(4,541)
Other	873	(13,453)	—	(12,580)
Balance at September 30, 2015	$2,238,443	$2,392,408	$55,369	$4,686,220
10.    ACCRUED LIABILITIES
Accrued liabilities consist of the following at September 30 (in thousands):

	2015	2014
Interest	$65,247	$69,523
Compensation and related benefits	68,034	63,057
Interest rate swap agreements	24,770	20,070
Product warranties	20,592	14,243
Other	92,910	63,978
Total	$271,553	$230,871
11.    DEBT
The Company’s debt consists of the following at September 30 (in thousands):

	2015	2014
Short-term borrowings—trade receivable securitization facility	$200,000	$200,000
Term loans	$4,377,342	$3,873,131
2020 Notes	550,000	550,000
2021 Notes	500,000	500,000
2022 Notes	1,150,000	1,150,000
2024 Notes	1,200,000	1,200,000
2025 Notes	450,000	—
	8,227,342	7,273,131
Less current portion	43,840	39,295
Long-term debt	$8,183,502	$7,233,836
Trade Receivable Securitization Facility—During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2015, the Company increased the borrowing capacity from $225 million to $250 million in connection with amending the Securitization Facility to a maturity date of August 2, 2016. As of September 30, 2015, the Company has borrowed $200 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s trade accounts receivable.

Repurchase of 2018 Notes—On May 9, 2014, the Company announced a cash tender offer for any and all of its outstanding 2018 Notes. In June 2014, the Company repurchased or discharged all the 2018 Notes for an aggregate price of $1,721 million.
Second Amended and Restated Credit Agreement—On June 4, 2014, TransDigm Inc. amended and restated its existing credit agreement dated February 28, 2013, by entering into a Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement permits, among other things, (i) the payment of a special dividend of up to $1,700 million to the holders of TD Group’s common stock, par value $.01 per share, (ii) the issuance of the 2022 Notes and the 2024 Notes (each as defined below), (iii) the incurrence of certain new tranche D term loans (the “Tranche D Term Loans”) in an aggregate principal amount equal to $825 million, which Tranche D Term Loans were fully drawn on June 4, 2014 and mature on June 4, 2021, (iv) the increase of the total revolving commitments thereunder to $420 million, which includes a sub-limit of up to $100 million of multi-currency revolving commitments, and (v) certain changes to certain affirmative and negative covenants and the financial covenant thereunder. The terms and conditions that apply to the Tranche D Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the other term loans. In addition, the Revolving A credit commitments previously available under the credit facility were terminated.
The term loans under the Second Amended and Restated Credit Agreement (the "2014 Term Loans") consisted of three tranches of term loans—Tranche B Term Loans, Tranche C Term Loans and the Tranche D Term Loans. The revolving credit facility consisted of one tranche—Revolving B Commitments, which included up to $100 million of multi-currency revolving commitments. The Tranche B Term Loans consisted of $500 million in the aggregate; however, the Tranche B Term Loans were refinanced in May 2015 in connection with the financing of the Tranche E Term Loans. The May 2015 financing is detailed in the "Incremental Assumption and Refinancing Facility Agreement" section below. The Tranche C Term Loans consist of $2,600 million in the aggregate maturing on February 28, 2020 and the Tranche D Term Loans consist of $825 million in the aggregate maturing on June 4, 2021. Subsequent to the May 2015 financing and resulting impact on the term loan facility, quarterly principal payments of $7.3 million on the term loans are required, which began on June 30, 2015. Prior to the May 2015 financing, quarterly principal payments of $7.8 million were due beginning March 28, 2013 and an additional quarterly principal payment of $2.1 million was due beginning September 30, 2014. The Revolving B Commitments of $420 million, which included a sub-limit of up to $100 million of multi-currency revolving commitments, were also refinanced in May 2015 as detailed in the "Incremental Assumption and Refinancing Facility Agreement" section below.
Under the terms of the Second Amended and Restated Credit Agreement, TransDigm is entitled on one or more occasions, subject to the satisfaction of certain conditions, to request additional commitments under the revolving credit facility or additional term loans in the aggregate principal amount of up to $1,000 million to the extent that existing or new lenders agree to provide such additional term loans. All of the indebtedness outstanding under the 2014 Term Loans is guaranteed by TD Group and all of TransDigm’s current and future domestic restricted subsidiaries (other than immaterial subsidiaries). In addition, the obligations of TransDigm and the guarantors under the 2014 Term Loans are secured ratably in accordance with each lender’s respective revolving and term loan commitments by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests and certain other assets) of TransDigm and its existing and future domestic restricted subsidiaries (other than immaterial subsidiaries), and a first priority pledge of the capital stock of TransDigm and its subsidiaries (other than foreign subsidiaries and certain domestic subsidiaries, of which 65% of the voting capital stock is pledged).
The interest rates per annum applicable to the 2014 Term Loans are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR is subject to a floor of 0.75%. At September 30, 2015, the applicable interest rate was 3.75% on the Tranche C and Tranche D Term Loans.
The term loan facility requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the 2014 Term Loans), commencing 90 days after the end of each fiscal year, commencing with the fiscal year ended September 30, 2014, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No prepayments were required for fiscal 2015.
The Second Amended and Restated Credit Agreement contains certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates.

At September 30, 2015, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.
At September 30, 2015, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $1,000 million through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.
During the fiscal year ended September 30, 2015, three interest rate swap agreements were in place to swap variable rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $353 million through June 30, 2015. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.2% (2.2% plus the 3% margin percentage) over the term of the interest rate swap agreements.
Incremental Assumption and Refinancing Facility Agreement—On May 14, 2015, TransDigm Inc., TD Group and certain subsidiaries of TransDigm entered into an Incremental Assumption and Refinancing Facility Agreement (the “2015 Term Loans”) with Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein. Pursuant to the Incremental Assumption and Refinancing Facility Agreement, TransDigm, among other things, incurred new tranche E term loans (the “New Tranche E Term Loans”) in an aggregate principal amount equal to $1,000 million and refinanced the existing Tranche B Term Loans in an aggregate principal amount equal to $498 million into additional Tranche E Term Loans (together with the New Tranche E Term Loans, the “Tranche E Term Loans”). The Tranche E Term Loans were fully drawn on May 14, 2015 and mature on May 14, 2022. The terms and conditions (other than maturity date) that applied to the Tranche E Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the Tranche B Term Loans immediately prior to the Assumption and Refinancing Agreement under the Second Amended and Restated Credit Agreement. The 2015 Term Loans require quarterly principal payments of $3.7 million, which began on June 30, 2015. At September 30, 2015, the unamortized original issue discount on the Tranche E Terms Loans was $5.4 million.
The interest rates per annum applicable to the 2015 Term Loans are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR is subject to a floor of 0.75%. At September 30, 2015, the applicable interest rate was 3.50% on the Tranche E Term Loans.
In addition, if, prior to November 14, 2015, the principal amount of the Tranche E Term Loans is (i) prepaid substantially concurrently with the incurrence by TD Group, TransDigm or any its subsidiaries of new bank loans that have an effective yield lower than the yield in effect on the term loans so prepaid or (ii) received by a lender due to a mandatory assignment following the failure of such lender to consent to an amendment of the 2015 Term Loans that has the effect of reducing the effective interest rate with respect to the term loans, then such prepayment or receipt shall be accompanied by a premium of 1.0%.
At September 30, 2015, six interest rate cap agreements beginning September 30, 2015 were in place to offset the variable interest rates on the 2015 Term Loans based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company's variable rate debt attributable to fluctuations above the three month LIBOR of 2.5% through June 30, 2020.
Incremental Revolving Assumption—On May 20, 2015, TransDigm, TD Group and the subsidiaries of TransDigm named therein entered into an Incremental Revolving Credit Assumption and Refinancing Facility Agreement. Pursuant to the Incremental Revolving Credit Assumption and Refinancing Facility Agreement, TransDigm, among other things, increased the revolving commitments under the Second Amended and Restated Credit Agreement in an aggregate principal amount of $130 million (the “New Revolving Commitments”) and refinanced a portion of the existing Tranche C Term Loans into the Tranche E Term Loans (the “Refinanced Tranche C Term Loans”). The terms and conditions that apply to the New Revolving Commitments are the same as those of the existing US Dollar revolving credit commitments under the Second Amended and Restated Credit Agreement. The terms and conditions that apply to the Refinanced Tranche C Term Loans are the same as those of the Tranche E Term Loans. The New Revolving Commitments consist of $550 million in the aggregate and mature on February 28, 2018. At September 30, 2015, the Company had $16 million letters of credit outstanding and $534 million of borrowings available under the New Revolving Commitments.
During the year ended September 30, 2015, the Company recorded refinancing costs of $18.4 million representing debt issue costs expensed in conjunction with the refinancing of the 2014 Term Loans and Revolving B Commitments. During the year ended September 30, 2014 the Company recorded refinancing costs of $131.6 million representing debt issue costs expensed in conjunction with the repurchase of the 2018 Notes. The charge consisted of the premium of $121.1 million paid to redeem the 2018 Notes and the write-off of debt issue costs of $10.5 million. During the year ended September 30, 2013 the Company recorded refinancing costs of $30.3 million representing debt issue costs expensed in conjunction with the refinancing of our previous credit facilities.
Senior Subordinated Notes—On October 15, 2012, TransDigm Inc. issued $550 million in aggregate principal amount of its 2020 Notes at an issue price of 100% of the principal amount. The 2020 Notes bear interest at the rate of 5.50% per annum, which accrues from October 15, 2012 and is payable semiannually on April 15 and October 15 of each year. The 2020 Notes mature on October 15, 2020, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2020 Notes.
On July 1, 2013, TransDigm issued $500 million in aggregate principal amount of its 2021 Notes at an issue price of 100% of the principal amount. The 2021 Notes bear interest at the rate of 7.50% per annum, which accrues from July 1, 2013 and is payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2014. The 2021 Notes mature on July 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2021 Notes.
On June 4, 2014, TransDigm Inc. issued $2,350 million in aggregate principal amount of Senior Subordinated Notes, consisting of $1,150 million aggregate principal amount of the 2022 Notes and $1,200 million aggregate principal amount of the 2024 Notes at an issue price of 100% of the principal amount for both notes. The 2022 Notes bear interest at the rate of  6.00% per annum, which accrues from June 4, 2014 and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The 2022 Notes mature on July 15, 2022, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2022 Notes. The 2024 Notes bear interest at the rate of 6.50% per annum, which accrues from June 4, 2014 and is payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 2015. The 2024 Notes mature on July 15, 2024, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2024 Notes.
On May 14, 2015, TransDigm Inc. issued $450 million in aggregate principal amount of its 2025 Notes (together with the 2020 Notes, the 2021 Notes, the 2022 Notes and the 2024 Notes, the “Notes”) at an issue price of 100% of the principal amount. The 2025 Notes bear interest at the rate of 6.50% per annum, which accrues from May 14, 2015 and is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2015. The 2025 Notes mature on May 15, 2025, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture governing the 2025 Notes.
The Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the Notes. The Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its wholly-owned domestic subsidiaries named in the indentures. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries. The Notes contain many of the restrictive covenants included in the 2014 Term Loans. TransDigm is in compliance with all the covenants contained in the Notes.
At September 30, 2015, future maturities of long-term debt are as follows (in thousands):

Years ended September 30,
2016	$43,840
2017	43,840
2018	43,840
2019	43,840
2020	2,524,647
Thereafter	5,532,806
$8,232,813
12.    RETIREMENT PLANS
Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2015, 2014 and 2013 was approximately $9.9 million, $8.7 million and $6.6 million, respectively.

Defined Benefit Pension Plans—The Company maintains certain non-contributory defined benefit pension plans. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans.
The Company maintains certain qualified, non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The plan assets as of September 30, 2015 and 2014 were approximately $65.5 million and $69.5 million, respectively. The Company’s projected benefit obligation for these defined benefit pension plans at September 30, 2015 and 2014 was $81.5 million and $77.6 million, respectively. The total liability recognized at September 30, 2015 and 2014 was $16.0 million and $8.1 million, respectively. The net periodic pension cost recognized in the Consolidated Statements of Income for the years ended September 30, 2015, 2014, and 2013 was $0.6 million, $0.5 million, and $0.8 million, respectively.
The Company has a non-qualified, non-contributory defined benefit pension plan, which covers certain retired employees. The plan is unfunded and provides defined benefits based on the final average salary of the employees as defined in the plan. The projected benefit obligation for this defined benefit pension plan and the total liability recognized in the Consolidated Balance Sheet at September 30, 2015 and 2014 was approximately $8.4 million and $9.0 million, respectively. The net periodic pension cost recognized in the Consolidated Statements of Income for each of the years ended September 30, 2015, 2014 and 2013 was $0.4 million.
13.    INCOME TAXES
The Company’s income tax provision on income before income taxes consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2015	2014	2013
Current
Federal	$163,182	$138,596	$133,438
State	7,823	7,807	8,933
Foreign	17,947	4,613	5,943
	188,952	151,016	148,314
Deferred	660	(9,416)	(2,614)
	$189,612	$141,600	$145,700
The differences between the income tax provision on income before income taxes at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2015	2014	2013
Tax at statutory rate of 35%	$222,888	$156,979	$156,970
State and local income taxes, net of federal benefit	4,931	5,658	4,858
Domestic manufacturing deduction	(17,834)	(13,980)	(14,388)
Foreign rate differential	(14,332)	(4,034)	(2,551)
Other—net	(6,041)	(3,023)	811
Income tax provision	$189,612	$141,600	$145,700

The components of the deferred taxes consist of the following at September 30 (in thousands):

	2015	2014
Deferred tax assets:
Employee benefits, compensation and other accrued obligations	$65,245	$60,457
Inventory	22,047	19,610
Net operating losses	15,945	16,345
Tax credits	2,230	11,343
Interest rate swaps and caps	29,811	9,258
Environmental	7,897	8,380
Product warranties	6,247	5,046
Other	5,952	2,364
Total	155,374	132,803
Less: Valuation allowance	(17,645)	(24,267)
Total deferred tax assets	137,729	108,536
Deferred tax liabilities:
Intangible assets	508,485	444,059
Property, plant and equipment	21,083	19,348
Unremitted foreign earnings	7,178	4,918
Other	5,980	4,789
Total deferred tax liabilities	542,726	473,114
Total net deferred tax liabilities	$404,997	$364,578
At September 30, 2015, the Company has United Kingdom net operating loss carryforwards of approximately $24.9 million and state net operating loss carryforwards of approximately $268 million that expire in various years from 2015 to 2032. A valuation allowance has been established equal to the amount of the net operating losses that the Company believes will not be utilized. The Company had foreign tax credit carryforwards which generate a tax benefit of approximately $0.4 million that expire from 2018 to 2022. The Company had state tax credit carryforwards of $1.8 million that expire from 2023 to 2029.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, Malaysia, Mexico, Norway, Singapore, Sri Lanka, Sweden and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2013. The Company is currently under examination in Belgium for its fiscal 2013 and 2014 years and expects the examinations to be completed during fiscal 2016. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.
The cumulative amount of the Company’s foreign undistributed net earnings for which no deferred taxes have been provided is approximately $39.5 million at September 30, 2015. The Company has no plans to repatriate such earnings in the foreseeable future.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014
Balance at beginning of period	$13,951	$6,129
Additions based on tax positions related to the prior year	1,304	990
Additions based on tax positions related to the current year	—	886
Reductions based on tax positions related to the prior year	(2,099)	—
Settlement with tax authorities	(957)	—
Lapse in statute of limitations	(3,645)	(1,139)
Acquisitions	(1,695)	7,085
Balance at end of period	$6,859	$13,951
Unrecognized tax benefits at September 30, 2015 and 2014, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $6.5 million and $13.5 million, respectively. The Company classifies all income tax related interest and penalties as income tax expense, which were not significant for the years ended September 30,

2015, 2014 and 2013. As of September 30, 2015 and 2014, the Company accrued $1.4 million and $2.9 million, respectively, for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2015.
14.    ENVIRONMENTAL LIABILITIES
Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Certain facilities and third-party sites utilized by the Company have been identified as potentially responsible parties under the federal Superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws.
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
The Company’s consolidated balance sheet includes environmental remediation obligations at September 30, 2015 and 2014 of $21.9 million and $23.3 million, respectively.
15.    CAPITAL STOCK
Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2015 and 2014 was 55,100,094 and 53,832,246, respectively. There were no shares of preferred stock outstanding at September 30, 2015 and 2014. The terms of the preferred stock have not been established.
On October 22, 2014, the Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our shares outstanding not to exceed $300 million in the aggregate. During the year ended September 30, 2014, the Company repurchased 909,700 shares of its common stock at a gross cost of approximately $159.9 million at a weighted-average price of $175.68 per share. These repurchases were made under the previous program, which permitted us to repurchase a portion of our outstanding shares not to exceed $200 million in the aggregate.
No repurchases were made under the stock repurchase program during the fiscal year ended September 30, 2015.
16.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation. Effective October 1, 2014, the Company made certain organizational realignments of the businesses comprising the Power & Control and the Airframe segments. Operating results for the fiscal years ended September 30, 2013 and September 30, 2014 were reclassified to conform to the presentation for the fiscal year ended September 30, 2015.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators and cargo loading and handling systems. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes and cargo delivery systems. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include seat belts and safety restraints for ground transportation applications, mechanical/electro-mechanical actuators and controls for space applications, and refueling systems for heavy equipment used in mining, construction and other industries. Primary customers of this segment are off-road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers and manufacturers of heavy equipment used in mining, construction and other industries.
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including refinancing costs, acquisition-related costs, transaction-related costs and non-cash compensation charges incurred in connection with the Company’s stock option plans. Acquisition-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction related costs comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The accounting policies for each segment are the same as those described in the summary of significant accounting policies in the Company’s consolidated financial statements. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation. Intersegment sales were insignificant for the periods presented below. Certain corporate-level expenses are allocated to the operating segments.
The following table presents net sales by reportable segment (in thousands):

	Fiscal Years Ended September 30,
	2015	2014	2013
Net sales to external customers
Power & Control	$1,330,135	$1,161,808	$946,587
Airframe	1,280,706	1,115,594	877,174
Non-aviation	96,274	95,504	100,639
	$2,707,115	$2,372,906	$1,924,400

The following table reconciles EBITDA As Defined by segment to consolidated income before income taxes (in thousands):

	Fiscal Years Ended September 30,
	2015	2014	2013
EBITDA As Defined
Power & Control	$653,050	$585,671	$493,733
Airframe	585,472	494,076	406,283
Non-aviation	22,406	18,479	23,647
Total segment EBITDA As Defined	1,260,928	1,098,226	923,663
Unallocated corporate expenses	27,274	25,019	23,385
Total Company EBITDA As Defined	1,233,654	1,073,207	900,278
Depreciation and amortization	93,663	96,385	73,515
Interest expense, net	418,785	347,688	270,685
Acquisition-related costs	36,623	20,541	26,433
Stock compensation expense	31,500	26,332	48,884
Refinancing costs	18,393	131,622	30,281
Other items, net	(2,134)	2,129	1,991
Income before income taxes	$636,824	$448,510	$448,489
The following table presents capital expenditures and depreciation and amortization by segment (in thousands):

	Fiscal Years Ended September 30,
	2015	2014	2013
Capital expenditures
Power & Control	$24,664	$13,882	$15,216
Airframe	28,086	17,096	17,054
Non-aviation	1,889	3,097	2,773
Corporate	232	71	492
	$54,871	$34,146	$35,535
Depreciation and amortization
Power & Control	$39,336	$40,401	$29,789
Airframe	50,355	50,311	40,757
Non-aviation	2,846	4,579	2,614
Corporate	1,126	1,094	355
	$93,663	$96,385	$73,515
The following table presents total assets by segment (in thousands):

	September 30, 2015	September 30, 2014
Total assets
Power & Control	$3,550,866	$2,441,286
Airframe	3,923,137	3,255,538
Non-aviation	129,935	132,988
Corporate	823,112	927,036
	$8,427,050	$6,756,848
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

Non-cash stock compensation expense recognized by the Company during the years ended September 30, 2015, 2014 and 2013 was $31.5 million, $26.3 million and $48.9 million, respectively.
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
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2015, 2014 and 2013 was $65.57, $57.53 and $45.53, respectively.
Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2015, there was approximately $57.6 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 2.1 years.
The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2015	2014	2013
Risk-free interest rate	1.33% to 1.64%	1.71% to 2.03%	0.84% to 1.00%
Expected life of options	5 years	6 years	6 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	35%	35%	35%
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
The total fair value of options vested during fiscal years ended September 30, 2015, 2014 and 2013 was $14.9 million, $23.6 million and $63.9 million, respectively.
2014 Stock Option Plan
In July 2014, the Board of Directors of TD Group adopted a new stock option plan, which was subsequently approved by stockholders on October 2, 2014. The 2014 stock option plan permits TD Group to award our key employees, directors or consultants stock options. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2014 stock option plan is 5,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. No options have been granted thereunder.
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
In addition, in connection with the $12.85 per share special cash dividend paid in November 2012 and the $22.00 per share special cash dividend paid in July 2013, in order to take into account the earlier return of capital, the TD Group compensation committee adjusted the market-based vesting features in outstanding options pursuant to the authority granted to the committee under the TD Group stock incentive plan. Under this “market sweep” provision, unvested options granted in fiscal 2012 would accelerate and become fully vested if the closing price of the Company’s common stock exceeded $135.15 per share (originally $170 per share) on any 60 trading days during any consecutive 12-month period commencing two years from the date of grant. Options granted since fiscal 2012 do not contain such accelerated vesting provision.
In addition to shares issued pursuant to options exercised, during the fiscal year ended September 30, 2015, 1,973 shares of common stock were issued with a weighted-average grant date fair value of $211.76 as payment to directors in lieu of cash. The Company also granted 17,700 restricted stock units with a weighted-average grant date fair value of $189.97 during the fiscal year ended September 30, 2015. The 17,700 restricted stock units granted during fiscal year 2015 were outstanding at September 30, 2015.
Performance Vested Stock Options—All of the options granted through September 30, 2015 under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2015:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2014	5,328,104	$82.18
Granted	1,183,330	197.26
Exercised	(1,042,166)	55.71
Forfeited	(203,725)	145.77
Expired	—	—
Outstanding at September 30, 2015	5,265,543	$110.82	6.3 years	$534,926,513
Expected to vest	1,616,548	$138.95	7.8 years	$118,757,272
Exercisable at September 30, 2015	3,123,768	$72.38	4.9 years	$437,421,233
At September 30, 2015, there were 687,944 remaining shares available for award under TD Group’s 2006 stock incentive plan.
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
TD Group reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, which had all been issued as of September 30, 2013.

Time Vested Stock Options—The following table summarizes activity, pricing and other information for the Company’s time vested stock-based award activity during the fiscal year ended September 30, 2015:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2014	40,243	$28.24
Granted	—	—
Exercised	(34,757)	26.40
Forfeited	—	—
Outstanding at September 30, 2015	5,486	$39.88	1.8 years	$946,499
Exercisable at September 30, 2015	5,486	$39.88	1.8 years	$946,499
Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2015:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2014	284,268	$48.48
Granted	—	—
Exercised	(171,252)	15.72
Outstanding at September 30, 2015	113,016	$98.11	5.3 years	$12,917,729
Exercisable at September 30, 2015	35,187	$27.38	1.1 years	$6,510,651
The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2015, 2014 and 2013 was $206.9 million, $88.7 million and $120.8 million, respectively.
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
Dividend equivalent payments on vested options including those options that became fully vested under market sweep provisions thereof were $3.4 million, $126.6 million and $171.2 million during the years ended September 30, 2015, 2014 and 2013, respectively.
18.    LEASES
TransDigm leases certain manufacturing facilities, offices, equipment and vehicles. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. Rental expense during the years ended September 30, 2015, 2014 and 2013 was $14.0 million, $12.1 million and $9.2 million, respectively.
Future minimum rental commitments at September 30, 2015 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $13.3 million in fiscal 2016, $11.6 million in fiscal 2017, $9.5 million in fiscal 2018, $7.0 million in fiscal 2019, $6.1 million in fiscal 2020, and $20.3 million thereafter.
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

The following summarizes the carrying amounts and fair values of financial instruments as of September 30 (in thousands):

		September 30, 2015		September 30, 2014
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$714,033	$714,033	$819,548	$819,548
Interest rate cap agreements(1)	2	8,180	8,180	—	—
Liabilities:
Interest rate swap agreements(2)	2	24,770	24,770	20,070	20,070
Interest rate swap agreements(3)	2	49,730	49,730	4,650	4,650
Short-term borrowings—trade receivable securitization facility	1	200,000	200,000	200,000	200,000
Long-term debt:
Term loans	2	4,377,342	4,344,000	3,873,131	3,821,000
2020 Notes	1	550,000	520,000	550,000	529,000
2021 Notes	1	500,000	524,000	500,000	531,000
2022 Notes	1	1,150,000	1,081,000	1,150,000	1,121,000
2024 Notes	1	1,200,000	1,119,000	1,200,000	1,182,000
2025 Notes	1	450,000	417,000	—	—

(1)	Included in Other non-current assets on the Condensed Consolidated Balance Sheet.

(2)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

(3)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.
The Company values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The interest rate caps were measured at fair value using implied volatility rates of each individual caplet and the yield curve for the related periods. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes and 2025 Notes were based upon quoted market prices.
The fair value of "Cash and cash equivalents," "Trade accounts receivable-net," and "Accounts payable" approximated book value due to the short-term nature of these instruments at September 30, 2015 and 2014.
20.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to, among other things, the impact of changes in interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks and does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. The Company has agreements with each of its swap and cap counterparties that contain a provision whereby if the Company defaults on the credit facility the Company could also be declared in default on its swaps and caps, resulting in an acceleration of payment under the swaps and caps.
Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facilities. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments that qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings.
At September 30, 2015, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.
At September 30, 2015, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $1,000 million through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.
During the fiscal year ended September 30, 2015, three interest rate swap agreements were in place to swap variable rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $353 million through June 30, 2015. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.2% (2.2% plus the 3% margin percentage) over the term of the interest rate swap agreements.
At September 30, 2015, six interest rate cap agreements beginning September 30, 2015 were in place to offset the variable interest rates on the 2015 Term Loans based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company's variable rate debt attributable to fluctuations above the three month LIBOR of 2.5% through June 30, 2020.
In conjunction with the refinancing of the 2011 Term Loans, the Company no longer designated the interest rate swap agreements relating to the $353 million aggregate notional amount as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into earnings totaled $3.2 million, $4.2 million and $2.5 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.
The net after-tax loss included in accumulated other comprehensive loss to be reclassified into interest expense over the next twelve months totaled $24.8 million at September 30, 2015.
21.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of “Accumulated other comprehensive income (loss)” ("AOCI") in the Consolidated Balance Sheet, net of taxes, for the years ended September 30, 2015, 2014 and 2013 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	Defined benefit pension plan activity	Currency translation adjustment	Total
Balance at September 30, 2013	$(9,722)	$(1,391)	$4,597	$(6,516)
Other comprehensive loss before reclassification	(10,366)	(4,836)	(7,653)	(22,855)
Amounts reclassified from AOCI related to interest rate swap agreements (1)	4,200	—	—	4,200
Net current-period other comprehensive loss	$(6,166)	$(4,836)	$(7,653)	$(18,655)
Balance at September 30, 2014	$(15,888)	$(6,227)	$(3,056)	$(25,171)
Other comprehensive loss before reclassification	(38,754)	(5,786)	(29,448)	(73,988)
Amounts reclassified from AOCI related to interest rate swap agreements (1)	3,150	—	—	3,150
Net current-period other comprehensive loss	$(35,604)	$(5,786)	$(29,448)	$(70,838)
Balance at September 30, 2015	$(51,492)	$(12,013)	$(32,504)	$(96,009)
(1) This component of AOCI is included in interest expense (see Note 20, "Derivatives and Hedging Activities," for additional details).

22.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 27, 2014	Second Quarter Ended March 28, 2015	Third Quarter Ended June 27, 2015	Fourth Quarter Ended September 30, 2015
	(in thousands, except per share amounts)
Year Ended September 30, 2015
Net sales(2)	$586,898	$619,030	$691,395	$809,792
Gross profit(2)	321,173	341,617	359,455	427,600
Net income(2)	95,533	110,894	99,112	141,673
Net earnings per share—basic and diluted(1)	$1.63	$1.96	$1.75	$2.50

	First Quarter Ended December 28, 2013	Second Quarter Ended March 29, 2014	Third Quarter Ended June 28, 2014	Fourth Quarter Ended September 30, 2014
	(in thousands, except per share amounts)
Year Ended September 30, 2014
Net sales(2)	$529,322	$590,761	$610,582	$642,241
Gross profit(2)	284,136	307,582	327,528	348,628
Net income(2)	86,123	90,355	16,177	114,255
Net earnings (loss) per share—basic and diluted(1)	$1.44	$1.49	$(1.66)	$1.91

(1)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share.

(2)	The Company’s operating results include the results of operations of acquisitions from the effective date of each acquisition. See Note 2 to the Consolidated Financial Statements.
23.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm’s 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes and 2025 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of September 30, 2015 and September 30, 2014 and its statements of income and cash flows for the fiscal years ended September 30, 2015, 2014 and 2013 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.
Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.'s 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes and 2025 Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing 100% owned domestic subsidiaries of TransDigm Inc. and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,500	$659,365	$7,911	$45,257	$—	$714,033
Trade accounts receivable—Net	—	(265)	48,369	413,380	(17,412)	444,072
Inventories—Net	—	34,457	461,103	96,541	(700)	591,401
Deferred income taxes	—	44,677	—	698	—	45,375
Prepaid expenses and other	—	2,804	15,096	19,181	—	37,081
Total current assets	1,500	741,038	532,479	575,057	(18,112)	1,831,962
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,039,806)	6,963,034	4,501,501	(33,208)	(10,391,521)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	16,565	201,499	42,620	—	260,684
GOODWILL	—	65,886	3,984,199	636,135	—	4,686,220
OTHER INTANGIBLE ASSETS—Net	—	38,621	1,236,376	266,315	(1,461)	1,539,851
OTHER	—	91,244	14,528	2,561	—	108,333
TOTAL ASSETS	$(1,038,306)	$7,916,388	$10,470,582	$1,489,480	$(10,411,094)	$8,427,050
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$43,840	$—	$—	$—	$43,840
Short-term borrowings—trade receivable securitization facility	—	—	—	200,000	—	200,000
Accounts payable	—	16,561	102,968	37,556	(14,263)	142,822
Accrued liabilities	—	97,045	117,243	57,265	—	271,553
Total current liabilities	—	157,446	220,211	294,821	(14,263)	658,215
LONG-TERM DEBT	—	8,183,502	—	—	—	8,183,502
DEFERRED INCOME TAXES	—	379,525	2,410	68,437	—	450,372
OTHER NON-CURRENT LIABILITIES	—	99,743	35,222	38,302	—	173,267
Total liabilities	—	8,820,216	257,843	401,560	(14,263)	9,465,356
STOCKHOLDERS’ (DEFICIT) EQUITY	(1,038,306)	(903,828)	10,212,739	1,087,920	(10,396,831)	(1,038,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,038,306)	$7,916,388	$10,470,582	$1,489,480	$(10,411,094)	$8,427,050

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2014
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,088	$782,648	$3,793	$31,019	$—	$819,548
Trade accounts receivable—Net	—	(305)	1,711	351,881	(1,980)	351,307
Inventories—Net	—	32,287	382,016	45,471	(700)	459,074
Deferred income taxes	—	37,669	—	—	—	37,669
Prepaid expenses and other	—	2,040	14,789	5,149	—	21,978
Total current assets	2,088	854,339	402,309	433,520	(2,680)	1,689,576
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,558,187)	5,327,465	3,758,085	(59,788)	(7,467,575)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,884	167,257	28,967	—	212,108
GOODWILL	—	64,461	3,289,295	171,321	—	3,525,077
OTHER INTANGIBLE ASSETS—Net	—	40,066	1,092,011	86,536	(1,460)	1,217,153
OTHER	—	100,000	11,754	1,180	—	112,934
TOTAL ASSETS	$(1,556,099)	$6,402,215	$8,720,711	$661,736	$(7,471,715)	$6,756,848
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$39,295	$—	$—	$—	$39,295
Short-term borrowings—trade receivable securitization facility	—	—	—	200,000	—	200,000
Accounts payable	—	17,629	85,328	14,768	(1,984)	115,741
Accrued liabilities	—	106,631	98,308	25,932	—	230,871
Total current liabilities	—	163,555	183,636	240,700	(1,984)	585,907
LONG-TERM DEBT	—	7,233,836	—	—	—	7,233,836
DEFERRED INCOME TAXES	—	402,538	—	(291)	—	402,247
OTHER NON-CURRENT LIABILITIES	—	42,470	42,445	6,042	—	90,957
Total liabilities	—	7,842,399	226,081	246,451	(1,984)	8,312,947
STOCKHOLDERS’ (DEFICIT) EQUITY	(1,556,099)	(1,440,184)	8,494,630	415,285	(7,469,731)	(1,556,099)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,556,099)	$6,402,215	$8,720,711	$661,736	$(7,471,715)	$6,756,848

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2015
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$131,378	$2,262,842	$324,675	$(11,780)	$2,707,115
COST OF SALES	—	79,174	973,908	215,968	(11,780)	1,257,270
GROSS PROFIT	—	52,204	1,288,934	108,707	—	1,449,845
SELLING AND ADMINISTRATIVE EXPENSES	—	72,792	197,914	50,918	—	321,624
AMORTIZATION OF INTANGIBLE ASSETS	—	1,392	45,337	7,490	—	54,219
(LOSS) INCOME FROM OPERATIONS	—	(21,980)	1,045,683	50,299	—	1,074,002
INTEREST EXPENSE (INCOME)—Net	—	430,224	(487)	(10,952)	—	418,785
REFINANCING COSTS	—	18,393	—	—	—	18,393
EQUITY IN INCOME OF SUBSIDIARIES	(447,212)	(773,510)	—	—	1,220,722	—
INCOME BEFORE INCOME TAXES	447,212	302,913	1,046,170	61,251	(1,220,722)	636,824
INCOME TAX (BENEFIT) PROVISION	—	(144,299)	315,017	18,894	—	189,612
NET INCOME	$447,212	$447,212	$731,153	$42,357	$(1,220,722)	$447,212
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(70,838)	(55,338)	770	(29,147)	83,715	(70,838)
TOTAL COMPREHENSIVE INCOME	$376,374	$391,874	$731,923	$13,210	$(1,137,007)	$376,374

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2014
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$125,389	$2,051,541	$206,952	$(10,976)	$2,372,906
COST OF SALES	—	74,312	895,041	146,878	(11,199)	1,105,032
GROSS PROFIT	—	51,077	1,156,500	60,074	223	1,267,874
SELLING AND ADMINISTRATIVE EXPENSES	—	65,272	176,516	34,658	—	276,446
AMORTIZATION OF INTANGIBLE ASSETS	—	1,388	55,730	6,490	—	63,608
(LOSS) INCOME FROM OPERATIONS	—	(15,583)	924,254	18,926	223	927,820
INTEREST EXPENSE (INCOME)—Net	—	349,289	(36)	(1,565)	—	347,688
REFINANCING COSTS	—	131,622	—	—	—	131,622
EQUITY IN INCOME OF SUBSIDIARIES	(306,910)	(639,539)	—	—	946,449	—
INCOME BEFORE INCOME TAXES	306,910	143,045	924,290	20,491	(946,226)	448,510
INCOME TAX (BENEFIT) PROVISION	—	(163,865)	293,961	11,504	—	141,600
NET INCOME	$306,910	$306,910	$630,329	$8,987	$(946,226)	$306,910
OTHER COMPREHENSIVE LOSS, NET OF TAX	(18,655)	(3,951)	(1,520)	(13,184)	18,655	(18,655)
TOTAL COMPREHENSIVE INCOME (LOSS)	$288,255	$302,959	$628,809	$(4,197)	$(927,571)	$288,255

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2013
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$110,608	$1,699,742	$120,706	$(6,656)	$1,924,400
COST OF SALES	—	66,524	732,812	81,583	(6,081)	874,838
GROSS PROFIT	—	44,084	966,930	39,123	(575)	1,049,562
SELLING AND ADMINISTRATIVE EXPENSES	—	88,286	147,620	17,180	1,382	254,468
AMORTIZATION OF INTANGIBLE ASSETS	—	624	43,265	1,750	—	45,639
(LOSS) INCOME FROM OPERATIONS	—	(44,826)	776,045	20,193	(1,957)	749,455
INTEREST EXPENSE—Net	—	267,385	2,028	1,272	—	270,685
REFINANCING COSTS	—	30,281	—	—	—	30,281
EQUITY IN INCOME OF SUBSIDIARIES	(302,789)	(505,199)	—	—	807,988	—
INCOME BEFORE INCOME TAXES	302,789	162,707	774,017	18,921	(809,945)	448,489
INCOME TAX (BENEFIT) PROVISION	—	(140,082)	272,829	12,953	—	145,700
NET INCOME	$302,789	$302,789	$501,188	$5,968	$(809,945)	$302,789
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,535	(4,515)	950	5,100	(1,535)	1,535
TOTAL COMPREHENSIVE INCOME	$304,324	$298,274	$502,138	$11,068	$(811,480)	$304,324

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2015
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(298,797)	$734,130	$82,451	$3,154	$520,938
INVESTING ACTIVITIES:
Capital expenditures	—	(2,871)	(44,564)	(7,436)	—	(54,871)
Acquisition of business, net of cash acquired	—	(1,624,278)	—	—	—	(1,624,278)
Net cash used in investing activities	—	(1,627,149)	(44,564)	(7,436)	—	(1,679,149)
FINANCING ACTIVITIES:
Intercompany activities	(120,862)	867,990	(685,448)	(58,526)	(3,154)	—
Excess tax benefits related to share-based payment arrangements	61,965	—	—	—	—	61,965
Proceeds from exercise of stock options	61,674	—	—	—	—	61,674
Dividends paid	(3,365)	—	—	—	—	(3,365)
Proceeds from 2015 Term Loans, net	—	1,505,673	—	—	—	1,505,673
Proceeds from term loans, net	—	10,281	—	—	—	10,281
Proceeds from Revolving Commitment	—	75,250	—	—	—	75,250
Repayment on 2015 Term Loans	—	(7,330)	—	—	—	(7,330)
Repayment on term loans	—	(1,017,988)	—	—	—	(1,017,988)
Repayment on Revolving Commitment	—	(75,250)	—	—	—	(75,250)
Proceeds from 2025 Notes, net	—	445,303	—	—	—	445,303
Other	—	(1,266)	—	—	—	(1,266)
Net cash (used in) provided by financing activities	(588)	1,802,663	(685,448)	(58,526)	(3,154)	1,054,947
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(2,251)	—	(2,251)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(588)	(123,283)	4,118	14,238	—	(105,515)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,088	782,648	3,793	31,019	—	819,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,500	$659,365	$7,911	$45,257	$—	$714,033

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2014
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(123,074)	$952,855	$(303,763)	$15,204	$541,222
INVESTING ACTIVITIES:
Capital expenditures	—	(2,666)	(28,927)	(2,553)	—	(34,146)
Acquisition of business, net of cash acquired	—	(311,872)	—	—	—	(311,872)
Cash proceeds from sale of real estate	—	—	16,380	—	—	16,380
Net cash used in investing activities	—	(314,538)	(12,547)	(2,553)	—	(329,638)
FINANCING ACTIVITIES:
Intercompany activities	1,533,571	(694,208)	(944,415)	120,256	(15,204)	—
Excess tax benefits related to share-based payment arrangements	51,709	—	—	—	—	51,709
Proceeds from exercise of stock options	26,738	—	—	—	—	26,738
Dividends paid	(1,451,391)	—	—	—	—	(1,451,391)
Treasury stock purchased	(159,852)	—	—	—	—	(159,852)
Proceeds from term loans, net	—	805,360	—	—	—	805,360
Repayment on term loans	—	(33,107)	—	—	—	(33,107)
Proceeds from senior subordinated notes, net	—	2,326,393	—	—	—	2,326,393
Repurchase of 2018 Notes	—	(1,721,014)	—	—	—	(1,721,014)
Proceeds from trade receivable securitization facility, net	—	—	—	199,164	—	199,164
Other	—	(27)	—	—	—	(27)
Net cash provided by (used in) financing activities	775	683,397	(944,415)	319,420	(15,204)	43,973
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(749)	—	(749)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	775	245,785	(4,107)	12,355	—	254,808
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,313	536,863	7,900	18,664	—	564,740
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,088	$782,648	$3,793	$31,019	$—	$819,548

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2013
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(95,862)	$565,957	$8,703	$(8,593)	$470,205
INVESTING ACTIVITIES:
Capital expenditures	—	(2,047)	(29,727)	(3,761)	—	(35,535)
Acquisition of businesses, net of cash acquired		(483,257)	—	—	—	(483,257)
Cash proceeds from sale of investment	—	16,350	—	—	—	16,350
Net cash used in investing activities	—	(468,954)	(29,727)	(3,761)	—	(502,442)
FINANCING ACTIVITIES:
Intercompany activities	1,884,828	(1,365,022)	(532,824)	4,425	8,593	—
Excess tax benefits related to share-based payment arrangements	66,201	—	—	—	—	66,201
Proceeds from exercise of stock options	21,534	—	—	—	—	21,534
Dividends paid	(1,991,350)	—	—	—	—	(1,991,350)
Proceeds from term loans, net	—	3,211,374	—	—	—	3,211,374
Repayment on term loans	—	(2,187,885)	—	—	—	(2,187,885)
Proceeds from senior subordinated notes, net	—	1,036,321	—	—	—	1,036,321
Net cash (used in) provided by financing activities	(18,787)	694,788	(532,824)	4,425	8,593	156,195
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	258	—	258
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,787)	129,972	3,406	9,625	—	124,216
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,100	406,891	4,494	9,039	—	440,524
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,313	$536,863	$7,900	$18,664	$—	$564,740
*****

TRANSDIGM GROUP INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014, AND 2013
(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions from Reserve(1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions
Year Ended September 30, 2015
Allowance for doubtful accounts	$4,091	$(376)	$271	$(185)	$3,801
Reserve for excess and obsolete inventory	55,586	15,554	—	(6,982)	64,158
Valuation allowance for deferred tax assets	24,267	(6,622)	—	—	17,645
Year Ended September 30, 2014
Allowance for doubtful accounts	$5,485	$682	$81	$(2,157)	$4,091
Reserve for excess and obsolete inventory	45,369	16,027	—	(5,810)	55,586
Valuation allowance for deferred tax assets	26,125	(4,494)	2,636	—	24,267
Year Ended September 30, 2013
Allowance for doubtful accounts	4,960	1,566	1,137	(2,178)	5,485
Reserve for excess and obsolete inventory	36,081	14,159	148	(5,019)	45,369
Valuation allowance for deferred tax assets	16,150	10,217	(242)	—	26,125

(1)	The amounts in this column represent charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2015

EXHIBIT NO.	DESCRIPTION
3.113	Articles of Incorporation, filed October 3, 1956, of Pneudraulics, Inc.

3.114	Certificate of Amendment, filed December 9, 1970, of Articles of Incorporation of Pneudraulics, Inc.

3.115	Restated Bylaws of Pneudraulics, Inc.

4.8
Sixth Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.13
Fourth Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.17
Third Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.21
Third Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.24
Second Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.49	Supplement No. 7, dated as of September 2, 2015, between Pneudraulics, Inc. and Credit Suisse

10.51
First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator

10.52
Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group

10.53
Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic's Purchaser Group

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