Form 10-Q
period 2016-01-02
TransDigm Group INC
filed 2016-02-10
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 2, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 53,466,525 as of January 26, 2016.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	January 2, 2016	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$805,291	$714,033
Trade accounts receivable - Net	427,265	444,072
Inventories - Net	599,311	591,401
Prepaid expenses and other	28,908	37,081
Total current assets	1,860,775	1,786,587
PROPERTY, PLANT AND EQUIPMENT - Net	268,028	260,684
GOODWILL	4,683,630	4,686,220
OTHER INTANGIBLE ASSETS - Net	1,487,316	1,539,851
OTHER	30,229	30,593
TOTAL ASSETS	$8,329,978	$8,303,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$43,445	$43,427
Short-term borrowings - trade receivable securitization facility	199,817	199,792
Accounts payable	113,607	142,822
Accrued liabilities	299,573	271,553
Total current liabilities	656,442	657,594
LONG-TERM DEBT	8,099,159	8,106,383
DEFERRED INCOME TAXES	410,110	404,997
OTHER NON-CURRENT LIABILITIES	128,537	173,267
Total liabilities	9,294,248	9,342,241
STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 55,323,774 and 55,100,094 at January 2, 2016 and September 30, 2015, respectively	553	551
Paid-in capital	984,436	950,324
Accumulated deficit	(1,606,443)	(1,717,232)
Accumulated other comprehensive loss	(96,101)	(96,009)
Treasury stock, at cost; 1,738,968 and 1,415,100 shares at January 2, 2016 and September 30, 2015, respectively	(246,715)	(175,940)
Total stockholders’ deficit	(964,270)	(1,038,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,329,978	$8,303,935
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEK PERIODS ENDED
JANUARY 2, 2016 AND DECEMBER 27, 2014
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	January 2, 2016	December 27, 2014
NET SALES	$701,695	$586,898
COST OF SALES	327,128	265,725
GROSS PROFIT	374,567	321,173
SELLING AND ADMINISTRATIVE EXPENSES	82,203	67,479
AMORTIZATION OF INTANGIBLE ASSETS	16,323	13,026
INCOME FROM OPERATIONS	276,041	240,668
INTEREST EXPENSE - Net	111,983	98,935
INCOME BEFORE INCOME TAXES	164,058	141,733
INCOME TAX PROVISION	49,157	46,200
NET INCOME	$114,901	$95,533
NET INCOME APPLICABLE TO COMMON STOCK	$111,901	$92,168
Net earnings per share - see Note 5:
Basic and diluted	$1.97	$1.63
Weighted-average shares outstanding:
Basic and diluted	56,805	56,591
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIODS ENDED
JANUARY 2, 2016 AND DECEMBER 27, 2014
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	January 2, 2016	December 27, 2014
Net income	$114,901	$95,533
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8,950)	(10,748)
Interest rate swap and cap agreements, net of taxes of $(5,092) and $5,892 for the thirteen week periods ended January 2, 2016 and December 27, 2014, respectively	8,858	(10,538)
Other comprehensive loss, net of tax	(92)	(21,286)
TOTAL COMPREHENSIVE INCOME	$114,809	$74,247
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 2, 2016
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2015	55,100,094	$551	$950,324	$(1,717,232)	$(96,009)	(1,415,100)	$(175,940)	$(1,038,306)
Unvested dividend equivalents	—	—	—	(4,112)	—	—	—	(4,112)
Compensation expense recognized for employee stock options	—	—	10,681	—	—	—	—	10,681
Excess tax benefits related to share-based payment arrangements	—	—	14,539	—	—	—	—	14,539
Exercise of employee stock options	223,680	2	8,892	—	—	—	—	8,894
Treasury stock purchased	—	—	—	—	—	(323,868)	(70,775)	(70,775)
Net income	—	—	—	114,901	—	—	—	114,901
Foreign currency translation adjustments	—	—	—	—	(8,950)	—	—	(8,950)
Interest rate swaps and caps, net of tax	—	—	—	—	8,858	—	—	8,858
BALANCE, JANUARY 2, 2016	55,323,774	$553	$984,436	$(1,606,443)	$(96,101)	(1,738,968)	$(246,715)	$(964,270)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	January 2, 2016	December 27, 2014
OPERATING ACTIVITIES:
Net income	$114,901	$95,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,700	8,425
Amortization of intangible assets	16,501	13,357
Amortization of debt issuance costs	3,832	3,999
Non-cash equity compensation	10,681	5,764
Excess tax benefits related to share-based payment arrangements	(14,539)	(8,264)
Deferred income taxes	601	923
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	14,368	17,096
Inventories	(14,108)	(12,646)
Income taxes receivable/payable	30,343	40,589
Other assets	917	(3,156)
Accounts payable	(28,160)	(22,773)
Accrued interest	29,939	74,471
Accrued and other liabilities	(10,846)	(24,359)
Net cash provided by operating activities	164,130	188,959
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	(10,172)	(8,138)
Net cash used in investing activities	(10,172)	(8,138)
FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	14,539	8,264
Proceeds from exercise of stock options	8,892	7,391
Dividends paid	(3,000)	(3,365)
Treasury stock purchased	(70,775)	—
Repayment on term loans	(10,960)	—
Other	(87)	(41)
Net cash (used in) provided by financing activities	(61,391)	12,249
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,309)	(989)
NET INCREASE IN CASH AND CASH EQUIVALENTS	91,258	192,081
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	714,033	819,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$805,291	$1,011,629
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$78,733	$15,307
Cash paid during the period for income taxes	$884	$944
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEK PERIODS ENDED JANUARY 2, 2016 AND DECEMBER 27, 2014
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
Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes, and cargo loading, handling and delivery systems.

2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2015 included in TD Group’s Form 10-K filed on November 13, 2015. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2015 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended January 2, 2016 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications related to the adoption of new accounting pronouncements during the thirteen week period ended January 2, 2016 impacting the classification of both debt issuance costs and deferred income taxes in the Condensed Consolidated Balance Sheets. The accounting pronouncements and impact of the adoption of the pronouncements are summarized in Note 4, "Recent Accounting Pronouncements."

3.    ACQUISITIONS
During the fiscal year ended September 30, 2015, the Company completed the acquisitions of PneuDraulics, Inc. ("PneuDraulics"), the assets of the aerospace business of Pexco LLC (“Pexco Aerospace”), the aerospace business of Franke Aquarotter GmbH (now named Adams Rite Aerospace GmbH), and the Telair Cargo Group (“Telair”). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. As of January 2, 2016, the purchase price allocations for each of the acquisitions referenced above remain preliminary as the Company completes its assessments of deferred taxes and certain reserves. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirteen week periods ended January 2, 2016 or December 27, 2014 are not material and, accordingly, are not provided.
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

PneuDraulics – On August 19, 2015, TransDigm Inc. acquired all of the outstanding stock of PneuDraulics for approximately $323.5 million in cash. PneuDraulics manufactures proprietary, highly engineered aerospace pneumatic and hydraulic components and subsystems for commercial transport, regional, business jet and military applications. These products fit well with TransDigm’s overall business direction. PneuDraulics is included in TransDigm’s Power & Control segment. The purchase price includes approximately $104.5 million of tax benefits to be realized by the Company over a 15 year period beginning in 2015, and the Company expects that approximately $220.9 million of goodwill recognized for the acquisition will be deductible for tax purposes.
Pexco Aerospace – On May 14, 2015, Pexco Aerospace, Inc., a newly formed subsidiary of TransDigm Inc., acquired the assets of the aerospace business of Pexco LLC (“Pexco Aerospace”) for a total purchase price of approximately $496.4 million in cash, less a purchase price adjustment of $0.4 million received in the fourth quarter of fiscal 2015. Pexco Aerospace manufactures extruded plastic interior parts for use in the commercial aerospace industry. These products fit well with TransDigm’s overall business direction. Pexco Aerospace is included in TransDigm’s Airframe segment. The purchase price includes approximately $166.4 million of tax benefits to be realized by TransDigm over a 15 year period beginning in 2015, and the Company expects that approximately $407.4 million of goodwill recognized for the acquisition will be deductible for tax purposes.
Adams Rite Aerospace GmbH – On March 31, 2015, the Company’s Adams Rite subsidiary acquired the aerospace business of Franke Aquarotter GmbH (now known as Adams Rite Aerospace GmbH) for approximately $75.3 million in cash. Adams Rite Aerospace GmbH manufactures proprietary faucets and related products for use on commercial transports and regional jets. These products fit well with TransDigm’s overall business direction. Adams Rite Aerospace GmbH is included in TransDigm’s Airframe segment. The Company expects that approximately $63.9 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
Telair Cargo Group – On March 26, 2015, TransDigm Germany GmbH, a subsidiary of TransDigm Inc., acquired all of the outstanding stock of Telair International GmbH ("Telair International"), TransDigm Inc. acquired all of the outstanding stock of Nordisk Aviation Products ("Nordisk"), and Telair US LLC, a newly formed subsidiary of TransDigm Inc. ("Telair US"), acquired the assets of the AAR Cargo business (collectively, "Telair Cargo Group"). The total purchase price was approximately $730.9 million in cash, which included a net $7.7 million purchase price adjustment paid in the fourth quarter of fiscal 2015. Telair Cargo Group manufactures aerospace on-board cargo loading and handling, restraint systems and unit load devices for a variety of commercial and military platforms with positions on a wide range of new and existing aircraft. These products fit well with TransDigm’s overall business direction. The business consists of three major operating units: Telair International, Nordisk and Telair US. Telair International and Telair US are included in TransDigm’s Power & Control segment and Nordisk is included in TransDigm’s Airframe segment.
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

Assets acquired:
Current assets, excluding cash acquired	$143,417
Property, plant, and equipment	16,011
Intangible assets	203,860
Goodwill	489,790
Other	1,445
Total assets acquired	$854,523
Liabilities assumed:
Current liabilities	$59,661
Other noncurrent liabilities	64,001
Total liabilities assumed	$123,662
Net assets acquired	$730,861
The Company expects that approximately $35.8 million of goodwill recognized for the acquisition will be deductible for tax purposes and approximately $454.0 million of goodwill recognized for the acquisition will not be deductible for tax purposes.

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
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which expands upon the guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance does not change the current requirements surrounding the recognition and measurement of debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for the Company beginning October 1, 2016. However, as early adoption is permissible, the Company adopted the pronouncement effective October 1, 2015. The adoption of this pronouncement did not have a significant impact on our consolidated financial position and results of operations, although it did change the financial statement classification of debt issuance costs. In connection with adopting the pronouncement beginning October 1, 2015, the Company reclassified $74.2 million and $77.7 million in debt issuance costs as of January 2, 2016 and September 30, 2015, to Current portion of long-term debt and Long-term debt in the liabilities section of the Condensed Consolidated Balance Sheets, respectively.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," a new standard intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. The guidance is effective for the Company on October 1, 2016. However, as early adoption is permissible, the Company adopted the pronouncement beginning October 1, 2015. The adoption of this pronouncement did not have a significant impact on the Company's financial statements and financial statement disclosures.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. This guidance simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. As early adoption is permissible, the Company adopted this pronouncement beginning October 1, 2015 and applied this pronouncement retrospectively. The adoption of this pronouncement resulted in the reclassification of $45.6 million from Current deferred income tax assets and $0.4 million from Other long-term assets in the Condensed Consolidated Balance Sheet as of January 2, 2016 to Noncurrent deferred income tax liabilities. Additionally, $45.4 million was reclassified from Current deferred income tax assets in the Condensed Consolidated Balance Sheet as of September 30, 2015 to Noncurrent deferred income tax liabilities.

5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended
	January 2, 2016	December 27, 2014
Numerator for earnings per share:
Net income	$114,901	$95,533
Less dividends paid on participating securities	(3,000)	(3,365)
Net income applicable to common stock - basic and diluted	$111,901	$92,168
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	53,706	52,511
Vested options deemed participating securities	3,099	4,080
Total shares for basic and diluted earnings per share	56,805	56,591
Basic and diluted earnings per share	$1.97	$1.63

6.    INVENTORIES
Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in thousands):

	January 2, 2016	September 30, 2015
Raw materials and purchased component parts	$403,127	$371,073
Work-in-progress	147,039	164,793
Finished Goods	119,716	122,956
Total	669,882	658,822
Reserves for excess and obsolete inventory and LIFO	(70,571)	(67,421)
Inventories - net	$599,311	$591,401

7.    INTANGIBLE ASSETS
Intangible assets subject to amortization consist of the following (in thousands):

	January 2, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$1,077,848	$246,643	$831,205	$1,100,317	$233,434	$866,883
Order backlog	17,835	13,059	4,776	19,501	10,709	8,792
Other	43,215	14,132	29,083	43,229	13,557	29,672
Total	$1,138,898	$273,834	$865,064	$1,163,047	$257,700	$905,347

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended January 2, 2016 and December 27, 2014 was approximately $16.3 million and $13.0 million, respectively. The estimated amortization expense is $64.7 million for fiscal year 2016 and $57.5 million for each of the five succeeding fiscal years 2017 through 2021.

The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2015 through January 2, 2016 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance, September 30, 2015	$2,238,443	$2,392,408	$55,369	$4,686,220
Purchase price allocation adjustments	4,165	35	—	4,200
Other	2	(6,792)	—	(6,790)
Balance, January 2, 2016	$2,242,610	$2,385,651	$55,369	$4,683,630

8.    DEBT
The Company’s debt consists of the following (in thousands):

	January 2, 2016
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(183)	$—	$199,817
Term loans	$4,371,854	$(41,309)	$(5,266)	$4,325,279
5 1/2% senior subordinated notes due 2020 (2020 Notes)	550,000	(5,091)	—	544,909
7 1/2% senior subordinated notes due 2021 (2021 Notes)	500,000	(3,627)	—	496,373
6% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(9,461)	—	1,140,539
6 1/2% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(10,100)	—	1,189,900
6 1/2% senior subordinated notes due 2025 (2025 Notes)	450,000	(4,396)	—	445,604
	8,221,854	(73,984)	(5,266)	8,142,604
Less current portion	43,840	(395)	—	43,445
Long-term debt	$8,178,014	$(73,589)	$(5,266)	$8,099,159

	September 30, 2015
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(208)	$—	$199,792
Term loans	$4,382,813	$(43,660)	$(5,471)	$4,333,682
2020 Notes	550,000	(5,355)	—	544,645
2021 Notes	500,000	(3,789)	—	496,211
2022 Notes	1,150,000	(9,821)	—	1,140,179
2024 Notes	1,200,000	(10,394)	—	1,189,606
2025 Notes	450,000	(4,513)	—	445,487
	8,232,813	(77,532)	(5,471)	8,149,810
Less current portion	43,840	(413)	—	43,427
Long-term debt	$8,188,973	$(77,119)	$(5,471)	$8,106,383

9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended January 2, 2016 and December 27, 2014, the effective income tax rate was 30.0% and 32.6%, respectively. The Company’s lower effective tax rate for the thirteen week period was primarily due to foreign earnings taxed at rates lower than the U.S. statutory rate and a discrete adjustment related to the permanent reinstatement of the US research and development tax credit. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate primarily due to the domestic manufacturing deduction and foreign earnings taxed at rates lower than the U.S. statutory rate.
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
At January 2, 2016 and September 30, 2015, TD Group had $6.6 million and $6.9 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $6.3 million and $6.5 million on the effective tax rate at January 2, 2016 and September 30, 2015, respectively. The Company believes that the tax positions that comprise the unrecognized tax benefit will be reduced by approximately $1.6 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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
The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		January 2, 2016		September 30, 2015
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$805,291	$805,291	$714,033	$714,033
Interest rate cap agreements (1)	2	7,980	7,980	8,180	8,180
Liabilities:
Interest rate swap agreements (2)	2	25,500	25,500	24,770	24,770
Interest rate swap agreements (3)	2	34,850	34,850	49,730	49,730
Short-term borrowings - trade receivable securitization facility (4)	1	199,817	199,817	199,792	199,792
Long-term debt, including current portion:
Term loans (4)	2	4,325,279	4,223,000	4,333,682	4,344,000
2020 Notes (4)	1	544,909	534,000	544,645	520,000
2021 Notes (4)	1	496,373	513,000	496,211	524,000
2022 Notes (4)	1	1,140,539	1,121,000	1,140,179	1,081,000
2024 Notes (4)	1	1,189,900	1,167,000	1,189,606	1,119,000
2025 Notes (4)	1	445,604	435,000	445,487	417,000

(1)	Included in Other non-current assets on the Condensed Consolidated Balance Sheet.

(2)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

(3)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

(4)	The carrying amount of the debt instrument is presented net of the debt issuance costs in connection with the Company's adoption of ASU 2015-03. Refer to Note 8, "Debt," for gross carrying amounts.
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
The fair value of Cash and cash equivalents, Trade accounts receivable-net and Accounts payable approximated book value due to the short-term nature of these instruments at January 2, 2016 and September 30, 2015.

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
Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings.
At January 2, 2016, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.
At January 2, 2016, six interest rate cap agreements beginning September 30, 2015 were in place to offset the variable interest rates on the 2015 Term Loans based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company's variable rate debt attributable to fluctuations above the three month LIBOR of 2.5% through June 30, 2020.
At January 2, 2016, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.
In connection with the refinancing of the 2011 Term Loans, the Company no longer designated the interest rate swap agreements relating to the $353 million aggregate notional amount as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into earnings totaled $1.1 million for the thirteen week period ended December 27, 2014. There is no remaining amortization for these dedesignated swap agreements as of September 30, 2015.
Based on the fair value amounts of the interest rate swap agreements determined as of January 2, 2016, the estimated net amount of existing gains and losses expected to be reclassified into interest expense within the next twelve months is approximately $25.5 million.

12.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, and cargo loading and handling systems. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes, and cargo delivery systems. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items including refinancing costs, acquisition-related costs, transaction-related costs and non-cash compensation charges incurred in connection with the Company’s stock incentive plans. Acquisition-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction related costs comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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
The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended
	January 2, 2016	December 27, 2014
Net sales to external customers
Power & Control	$347,209	$283,379
Airframe	331,138	281,614
Non-aviation	23,348	21,905
	$701,695	$586,898

The following table reconciles EBITDA As Defined by segment to consolidated income before income taxes (in thousands):

	Thirteen Week Periods Ended
	January 2, 2016	December 27, 2014
EBITDA As Defined
Power & Control	$161,776	$146,128
Airframe	155,088	125,821
Non-aviation	6,386	4,738
Total segment EBITDA As Defined	323,250	276,687
Unallocated corporate expenses	3,837	6,959
Total Company EBITDA As Defined	319,413	269,728
Depreciation and amortization expense	26,201	21,785
Interest expense - net	111,983	98,935
Acquisition-related costs	7,225	1,700
Stock compensation expense	10,681	5,764
Other, net	(735)	(189)
Income before income taxes	$164,058	$141,733
The following table presents total assets by segment (in thousands):

	January 2, 2016	September 30, 2015
Total assets
Power & Control	$3,558,152	$3,550,866
Airframe	3,883,245	3,922,439
Non-aviation	130,349	129,935
Corporate	758,232	700,695
	$8,329,978	$8,303,935
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the thirteen week period ended January 2, 2016 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges	Defined benefit pension plan activity	Currency translation adjustment	Total
Balance at September 30, 2015	$(51,492)	$(12,013)	$(32,504)	$(96,009)
Current-period other comprehensive income (loss)	8,858	—	(8,950)	(92)
Balance at January 2, 2016	$(42,634)	$(12,013)	$(41,454)	$(96,101)

14.    SUBSEQUENT EVENTS
On January 4, 2016, Hook Acquisition Sub Inc., a subsidiary of TransDigm Inc., completed the tender offer of all the outstanding stock of Breeze-Eastern Corporation (“Breeze-Eastern”) for $19.61 per share in cash. Following consummation of the tender offer, Hook Acquisition Sub Inc. was merged into Breeze-Eastern on January 4, 2016; in connection therewith, all outstanding stock of Breeze-Eastern was canceled and Breeze-Eastern became a wholly owned subsidiary of TransDigm Inc. The purchase price for the tender offer, net of cash acquired of approximately $27 million, was approximately $178 million in cash. Breeze-Eastern manufactures high performance lifting and pulling devices for military and civilian aircraft, including rescue hoists, winches and cargo hooks, and weapons-lifting systems. These products fit well with TransDigm’s overall business direction and Breeze-Eastern will be included in TransDigm's Power & Control segment.
Subsequent to the end of the thirteen week period ended January 2, 2016 and prior to the new program described in the next paragraph becoming effective, the Company repurchased 128,319 shares of its common stock at a gross cost of approximately $27.9 million at the weighted-average price per share of $217.47 under the stock repurchase program authorized on October 22, 2014.
On January 21, 2016, our Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $450 million. The Company repurchased 324,200 shares of its common stock at a gross cost of approximately $63.7 million at the weighted-average price per share of $196.47 under the stock repurchase program authorized on January 21, 2016.

15.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm’s 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes and 2025 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of January 2, 2016 and September 30, 2015 and its statements of income and comprehensive income and cash flows for the thirteen week periods ended January 2, 2016 and December 27, 2014 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,286	$730,494	$4,349	$50,162	$—	$805,291
Trade accounts receivable - Net	—	—	40,775	405,540	(19,050)	427,265
Inventories - Net	—	41,270	456,600	102,141	(700)	599,311
Prepaid expenses and other	—	4,425	16,802	7,681	—	28,908
Total current assets	20,286	776,189	518,526	565,524	(19,750)	1,860,775
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(984,556)	6,972,463	4,664,857	(29,095)	(10,623,669)	—
PROPERTY, PLANT AND EQUIPMENT -Net	—	16,447	209,947	41,634	—	268,028
GOODWILL	—	39,333	4,012,751	631,546	—	4,683,630
OTHER INTANGIBLE ASSETS - Net	—	38,245	1,188,955	261,577	(1,461)	1,487,316
OTHER	—	13,941	14,620	1,668	—	30,229
TOTAL ASSETS	$(964,270)	$7,856,618	$10,609,656	$1,472,854	$(10,644,880)	$8,329,978
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$43,445	$—	$—	$—	$43,445
Short-term borrowings - trade receivable securitization facility	—	—	—	199,817	—	199,817
Accounts payable	—	14,828	80,246	34,222	(15,689)	113,607
Accrued liabilities	—	159,158	99,800	40,615	—	299,573
Total current liabilities	—	217,431	180,046	274,654	(15,689)	656,442
LONG-TERM DEBT	—	8,099,159	—	—	—	8,099,159
DEFERRED INCOME TAXES	—	319,247	2,330	88,533	—	410,110
OTHER NON-CURRENT LIABILITIES	—	69,359	39,788	19,390	—	128,537
Total liabilities	—	8,705,196	222,164	382,577	(15,689)	9,294,248
STOCKHOLDERS’ (DEFICIT) EQUITY	(964,270)	(848,578)	10,387,492	1,090,277	(10,629,191)	(964,270)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(964,270)	$7,856,618	$10,609,656	$1,472,854	$(10,644,880)	$8,329,978

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,500	$659,365	$7,911	$45,257	$—	$714,033
Trade accounts receivable - Net	—	—	48,369	413,380	(17,677)	444,072
Inventories - Net	—	34,457	461,103	96,541	(700)	591,401
Prepaid expenses and other	—	2,804	15,096	19,181	—	37,081
Total current assets	1,500	696,626	532,479	574,359	(18,377)	1,786,587
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,039,806)	6,963,034	4,501,501	(33,208)	(10,391,521)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	16,565	201,499	42,620	—	260,684
GOODWILL	—	65,886	3,984,199	636,135	—	4,686,220
OTHER INTANGIBLE ASSETS - Net	—	38,621	1,236,376	266,315	(1,461)	1,539,851
OTHER	—	13,712	14,528	2,353	—	30,593
TOTAL ASSETS	$(1,038,306)	$7,794,444	$10,470,582	$1,488,574	$(10,411,359)	$8,303,935
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$43,427	$—	$—	$—	$43,427
Short-term borrowings - trade receivable securitization facility	—	—	—	199,792	—	199,792
Accounts payable	—	16,826	102,968	37,556	(14,528)	142,822
Accrued liabilities	—	97,045	117,243	57,265	—	271,553
Total current liabilities	—	157,298	220,211	294,613	(14,528)	657,594
LONG-TERM DEBT	—	8,106,383	—	—	—	8,106,383
DEFERRED INCOME TAXES	—	334,848	2,410	67,739	—	404,997
OTHER NON-CURRENT LIABILITIES	—	99,743	35,222	38,302	—	173,267
Total liabilities	—	8,698,272	257,843	400,654	(14,528)	9,342,241
STOCKHOLDERS’ (DEFICIT) EQUITY	(1,038,306)	(903,828)	10,212,739	1,087,920	(10,396,831)	(1,038,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,038,306)	$7,794,444	$10,470,582	$1,488,574	$(10,411,359)	$8,303,935

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$26,689	$576,421	$104,280	$(5,695)	$701,695
COST OF SALES	—	15,265	252,748	64,810	(5,695)	327,128
GROSS PROFIT	—	11,424	323,673	39,470	—	374,567
SELLING AND ADMINISTRATIVE EXPENSES	—	12,816	53,940	15,447	—	82,203
AMORTIZATION OF INTANGIBLE ASSETS	—	363	13,463	2,497	—	16,323
(LOSS) INCOME FROM OPERATIONS	—	(1,755)	256,270	21,526	—	276,041
INTEREST EXPENSE (INCOME) - Net	—	115,391	(555)	(2,853)	—	111,983
EQUITY IN INCOME OF SUBSIDIARIES	(114,901)	(205,972)	—	—	320,873	—
INCOME BEFORE INCOME TAXES	114,901	88,826	256,825	24,379	(320,873)	164,058
INCOME TAX (BENEFIT) PROVISION	—	(26,075)	78,533	(3,301)	—	49,157
NET INCOME	$114,901	$114,901	$178,292	$27,680	$(320,873)	$114,901
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(92)	6,241	(3,564)	(11,758)	9,081	(92)
TOTAL COMPREHENSIVE INCOME	$114,809	$121,142	$174,728	$15,922	$(311,792)	$114,809

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2014
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$31,568	$511,507	$46,886	$(3,063)	$586,898
COST OF SALES	—	18,484	217,985	32,319	(3,063)	265,725
GROSS PROFIT	—	13,084	293,522	14,567	—	321,173
SELLING AND ADMINISTRATIVE EXPENSES	—	15,758	43,899	7,822	—	67,479
AMORTIZATION OF INTANGIBLE ASSETS	—	347	10,701	1,978	—	13,026
(LOSS) INCOME FROM OPERATIONS	—	(3,021)	238,922	4,767	—	240,668
INTEREST EXPENSE (INCOME) - Net	—	101,418	48	(2,531)	—	98,935
EQUITY IN INCOME OF SUBSIDIARIES	(95,533)	(165,836)	—	—	261,369	—
INCOME BEFORE INCOME TAXES	95,533	61,397	238,874	7,298	(261,369)	141,733
INCOME TAX (BENEFIT) PROVISION	—	(34,136)	78,514	1,822	—	46,200
NET INCOME	$95,533	$95,533	$160,360	$5,476	$(261,369)	$95,533
OTHER COMPREHENSIVE LOSS, NET OF TAX	(21,286)	(6,709)	(287)	(14,290)	21,286	(21,286)
TOTAL COMPREHENSIVE INCOME (LOSS)	$74,247	$88,824	$160,073	$(8,814)	$(240,083)	$74,247

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(45,640)	$187,569	$21,989	$212	$164,130
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	—	(455)	(8,043)	(1,674)	—	(10,172)
Net cash used in investing activities	—	(455)	(8,043)	(1,674)	—	(10,172)
FINANCING ACTIVITIES:
Intercompany activities	69,130	128,271	(183,088)	(14,101)	(212)	—
Excess tax benefits related to share-based payment arrangements	14,539	—	—	—	—	14,539
Proceeds from exercise of stock options	8,892	—	—	—	—	8,892
Dividends paid	(3,000)	—	—	—	—	(3,000)
Treasury stock purchased	(70,775)	—	—	—	—	(70,775)
Repayment on term loans	—	(10,960)	—	—	—	(10,960)
Other	—	(87)	—	—	—	(87)
Net cash provided by (used in) financing activities	18,786	117,224	(183,088)	(14,101)	(212)	(61,391)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(1,309)	—	(1,309)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,786	71,129	(3,562)	4,905	—	91,258
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500	659,365	7,911	45,257	—	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,286	$730,494	$4,349	$50,162	$—	$805,291

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2014
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$59,985	$142,334	$(2,765)	$(10,595)	$188,959
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	—	(467)	(6,576)	(1,095)	—	(8,138)
Net cash used in investing activities	—	(467)	(6,576)	(1,095)	—	(8,138)
FINANCING ACTIVITIES:
Intercompany activities	(13,663)	146,927	(139,352)	(4,507)	10,595	—
Excess tax benefits related to share-based payment arrangements	8,264	—	—	—	—	8,264
Proceeds from exercise of stock options	7,391	—	—	—	—	7,391
Dividends paid	(3,365)	—	—	—	—	(3,365)
Other	—	(41)	—	—	—	(41)
Net cash (used in) provided by financing activities	(1,373)	146,886	(139,352)	(4,507)	10,595	12,249
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(989)	—	(989)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,373)	206,404	(3,594)	(9,356)	—	192,081
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,088	782,648	3,793	31,019	—	819,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$715	$989,052	$199	$21,663	$—	$1,011,629
* * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
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
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, the statements about the Company’s plans, strategies and prospects under this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Quarterly Report on Form 10-Q, the words “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this report. Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. The Company does not undertake, and specifically declines, any obligation, to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future terrorist attacks; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our substantial indebtedness; potential environmental liabilities; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors. Please refer to the other information included in this Quarterly Report on Form 10-Q and to Item 1A of the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.
Overview
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes, and cargo loading, handling and delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.
For the first quarter of fiscal 2016, we generated net sales of $701.7 million and net income of $114.9 million. EBITDA As Defined was $319.4 million, or 45.5% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	January 2, 2016	December 27, 2014
	(in thousands)
Net income	$114,901	$95,533
Adjustments:
Depreciation and amortization expense	26,201	21,785
Interest expense, net	111,983	98,935
Income tax provision	49,157	46,200
EBITDA	302,242	262,453
Adjustments:
Inventory purchase accounting adjustments(1)	2,802	—
Acquisition integration costs(2)	4,352	1,477
Acquisition transaction-related expenses(3)	71	223
Non-cash stock compensation expense(4)	10,681	5,764
Other, net	(735)	(189)
EBITDA As Defined	$319,413	$269,728

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(4)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	January 2, 2016	December 27, 2014
	(in thousands)
Net cash provided by operating activities	$164,130	$188,959
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(22,453)	(69,219)
Interest expense, net (1)	108,151	94,936
Income tax provision - current	48,556	45,277
Non-cash stock compensation expense (2)	(10,681)	(5,764)
Excess tax benefit from exercise of stock options	14,539	8,264
EBITDA	302,242	262,453
Adjustments:
Inventory purchase accounting adjustments (3)	2,802	—
Acquisition integration costs (4)	4,352	1,477
Acquisition transaction-related expenses (5)	71	223
Non-cash stock compensation expense (2)	10,681	5,764
Other, net	(735)	(189)
EBITDA As Defined	$319,413	$269,728

(1)	Represents interest expense excluding the amortization of debt issue costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
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
A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2015. There have been no significant changes to our critical accounting policies during the thirteen week period ended January 2, 2016. Refer to Note 4, "Recent Accounting Pronouncements," for a discussion of accounting standards recently adopted or required to be adopted in the future.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	January 2, 2016	% of Sales	December 27, 2014	% of Sales
Net sales	$701,695	100.0%	$586,898	100.0%
Cost of sales	327,128	46.6%	265,725	45.3%
Selling and administrative expenses	82,203	11.7%	67,479	11.5%
Amortization of intangible assets	16,323	2.3%	13,026	2.2%
Income from operations	276,041	39.3%	240,668	41.0%
Interest expense, net	111,983	16.0%	98,935	16.9%
Income tax provision	49,157	7.0%	46,200	7.9%
Net income	$114,901	16.4%	$95,533	16.3%

Changes in Results of Operations
Thirteen week period ended January 2, 2016 compared with the thirteen week period ended December 27, 2014
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended January 2, 2016 and December 27, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	January 2, 2016	December 27, 2014	Change
Organic sales	$580.3	$586.9	$(6.6)	(1.1)%
Acquisition sales	121.4	—	121.4	20.7%
	$701.7	$586.9	$114.8	19.6%
Both commercial OEM and commercial aftermarket sales decreased by $4.0 million and $2.1 million, or decreases of 2.5% and 1.0%. In addition, defense sales decreased by $0.9 million, or a decrease of 0.5%, for the quarter ended January 2, 2016 compared to the quarter ended December 27, 2014.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisitions of PneuDraulics, Pexco Aerospace, Adams Rite Aerospace GmbH and Telair Cargo Group in fiscal year 2015.

•
Cost of Sales and Gross Profit. Cost of sales increased by $61.4 million, or 23.1%, to $327.1 million for the thirteen week period ended January 2, 2016 compared to $265.7 million for the thirteen week period ended December 27, 2014. Cost of sales and the related percentage of total sales for the thirteen week periods ended January 2, 2016 and December 27, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 2, 2016	December 27, 2014	Change	% Change
Cost of sales - excluding costs below	$321.6	$263.7	$57.9	22.0%
% of total sales	45.8%	44.9%
Inventory purchase accounting adjustments	2.8	—	2.8	100.0%
% of total sales	0.4%	—%
Acquisition integration costs	1.1	1.1	—	—%
% of total sales	0.2%	0.2%
Stock compensation expense	1.6	0.9	0.7	77.8%
% of total sales	0.2%	0.2%
Total cost of sales	$327.1	$265.7	$61.4	23.1%
% of total sales	46.6%	45.3%
Gross profit	$374.6	$321.2	$53.4	16.6%
Gross profit percentage	53.4%	54.7%
The net increase in the dollar amount of cost of sales during the thirteen week period ended January 2, 2016 was primarily due to increased volume associated with the sales from acquisitions. There were also higher inventory purchase accounting adjustments and stock compensation expense as shown in the table above.
Gross profit as a percentage of sales decreased by 1.3 percentage points to 53.4% for the thirteen week period ended January 2, 2016 from 54.7% for the thirteen week period ended December 27, 2014. The dollar amount of gross profit increased by $53.4 million, or 16.6%, for the quarter ended January 2, 2016 compared to the comparable quarter last year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $51 million for the quarter ended January 2, 2016, which represented gross profit of approximately 42% of the acquisition sales.

•
Application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume, offset by a decrease in organic sales as illustrated above, resulted in a net increase in gross profit of approximately $6 million for the quarter ended January 2, 2016.

•
Slightly offsetting the increases in gross profit was the impact of higher inventory purchase accounting adjustments of $2.8 million and higher stock compensation expense of $0.7 million charged to cost of sales for the quarter ended January 2, 2016.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $14.7 million to $82.2 million, or 11.7% of sales, for the thirteen week period ended January 2, 2016 from $67.5 million, or 11.5% of sales, for the thirteen week period ended December 27, 2014. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended January 2, 2016 and December 27, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 2, 2016	December 27, 2014	Change	% Change
Selling and administrative expenses - excluding costs below	$69.8	$62.0	$7.8	12.6%
% of total sales	9.9%	10.6%
Stock compensation expense	9.1	4.9	4.2	85.7%
% of total sales	1.3%	0.8%
Acquisition-related expenses	3.3	0.6	2.7	450.0%
% of total sales	0.5%	0.1%
Total selling and administrative expenses	$82.2	$67.5	$14.7	21.8%
% of total sales	11.7%	11.5%
The increase in the dollar amount of selling and administrative expenses during the quarter ended January 2, 2016 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $9.1 million, which was approximately 7.5% of the acquisition sales, and higher stock compensation expense and acquisition-related expenses of $4.2 million and $2.7 million, respectively.

•
Amortization of Intangible Assets. Amortization of intangible assets was $16.3 million for the quarter ended January 2, 2016 up from $13.0 million in the comparable quarter last year. The increase in amortization expense of $3.3 million was primarily due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2015 acquisitions.

•
Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issuance costs and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $13.1 million, or 13.2%, to $112.0 million for the quarter ended January 2, 2016 from $98.9 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $8.4 billion for the quarter ended January 2, 2016 and approximately $7.5 billion for the quarter ended December 27, 2014. The increase in weighted average level of borrowings was primarily due to the issuance of the 2025 Notes for $450.0 million in May 2015 and the additional incremental term loan of $1.0 billion in May 2015. The weighted average interest rate for cash interest payments on total borrowings outstanding at January 2, 2016 was 5.02%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 30.0% for the quarter ended January 2, 2016 compared to 32.6% for the quarter ended December 27, 2014. The Company’s lower effective tax rate for the thirteen week period ended January 2, 2016 was primarily due to foreign earnings taxed at rates lower than the U.S. statutory rates.

•
Net Income. Net income increased $19.4 million, or 20.3%, to $114.9 million for the quarter ended January 2, 2016 compared to net income of $95.5 million for the quarter ended December 27, 2014, primarily as a result of the factors referred to above.

•
Earnings per Share. The basic and diluted earnings per share were $1.97 for the quarter ended January 2, 2016 and $1.63 per share for the quarter ended December 27, 2014. Net income for the thirteen week period ended January 2, 2016 of $114.9 million was decreased by an allocation of dividends on participating securities of $3.0 million, or $0.05 per share, resulting in net income available to common shareholders of $111.9 million. Net income for the thirteen week period ended December 27, 2014 of $95.5 million was decreased by an allocation of dividends on participating securities of $3.4 million, or $0.06 per share, resulting in net income available to common shareholders of $92.2 million. The increase in earnings per share of $0.34 per share to $1.97 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended January 2, 2016 and December 27, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 2, 2016	% of Sales	December 27, 2014	% of Sales	Change	% Change
Power & Control	$347.2	49.5%	$283.4	48.3%	$63.8	22.5%
Airframe	331.1	47.2%	281.6	48.0%	49.5	17.6%
Non-aviation	23.4	3.3%	21.9	3.7%	1.5	6.8%
	$701.7	100.0%	$586.9	100.0%	$114.8	19.6%
Acquisition sales for the Power & Control segment totaled $79.0 million, or an increase of 27.9%, resulting from the acquisitions of PneuDraulics, Telair International GmbH and Telair US LLC in fiscal year 2015. Organic sales decreased $15.2 million, or a decrease of 5.4%, for the thirteen week period ended January 2, 2016 compared to the thirteen week period ended December 27, 2014. The organic sales decrease resulted primarily from decreases in commercial OEM sales ($8.6 million, a decrease of 13.0%) and in commercial aftermarket sales ($6.6 million, a decrease of 6.5%).
Acquisition sales for the Airframe segment totaled $42.4 million, or an increase of 15.1%, resulting from the acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products in fiscal year 2015. Organic sales increased $7.1 million, or an increase of 2.5%, for the thirteen week period ended January 2, 2016 compared to the thirteen week period ended December 27, 2014. The organic sales increase resulted from increases in commercial aftermarket ($4.6 million, an increase of 3.9%) and in commercial OEM sales ($4.2 million, an increase of 4.4%) partially offset by a decrease in defense sales ($0.8 million, a decrease of 1.2%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended January 2, 2016 and December 27, 2014 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 2, 2016	% of Segment Sales	December 27, 2014	% of Segment Sales	Change	% Change
Power & Control	$161.8	46.6%	$146.1	51.6%	$15.7	10.7%
Airframe	155.1	46.8%	125.8	44.7%	29.3	23.3%
Non-aviation	6.4	27.4%	4.8	21.6%	1.6	33.3%
	$323.3	46.1%	$276.7	47.1%	$46.6	16.8%
EBITDA As Defined for the Power & Control segment from the fiscal year 2015 acquisitions of PneuDraulics, Telair International GmbH and Telair US LLC was approximately $26.3 million for the thirteen week period ended January 2, 2016. Organic EBITDA As Defined decreased approximately $10.6 million, or a decrease of 7.3%, resulting from the decrease in organic sales as illustrated above.
EBITDA As Defined for the Airframe segment from the fiscal year 2015 acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products was approximately $20.1 million for the thirteen week period ended January 2, 2016. Organic EBITDA As Defined increased approximately $9.2 million, or an increase of 7.3%, resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Backlog
As of January 2, 2016, the Company estimated its sales order backlog at $1,444 million compared to an estimated sales order backlog of $1,233 million as of December 27, 2014. The increase in backlog is primarily due to acquisitions. The majority of the purchase orders outstanding as of January 2, 2016 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of January 2, 2016 may not necessarily represent the actual amount of shipments or sales for any future period.
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
Liquidity and Capital Resources
Operating Activities. The Company generated $164.1 million of net cash from operating activities during the thirteen week period ended January 2, 2016 compared to $189.0 million during the thirteen week period ended December 27, 2014. The net decrease of $24.9 million was primarily due to interest payments of $78.7 million compared to $15.3 million in the comparable period in the prior year. The increase in interest payments is attributable to timing differences of the payments and the May 2015 debt financing activities. Slightly offsetting the uses in cash from the higher interest payments is an increase in income from operations during the thirteen week period ended January 2, 2016.
Investing Activities. Net cash used in investing activities was comprised of capital expenditures of $10.2 million during the thirteen week period ended January 2, 2016. Net cash used in investing activities was comprised of capital expenditures of $8.1 million during the thirteen week period ended December 27, 2014.
Financing Activities. Net cash used in financing activities during the thirteen week period ended January 2, 2016 was $61.4 million, which primarily was comprised of $70.8 million in treasury stock purchases under the Company's share repurchase program, debt service payments of $11.0 million and $3.0 million of dividend equivalent payments. Slightly offsetting these uses in cash was $8.9 million in proceeds from stock option exercises and $14.5 million of cash for tax benefits related to share-based payment arrangements.
Net cash provided by financing activities during the thirteen week period ended December 27, 2014 was $12.2 million, which primarily comprised $15.7 million of cash for tax benefits related to share-based payment arrangements and cash proceeds from the exercise of stock options partially offset by $3.4 million of dividend equivalent payments.
Description of Senior Secured Credit Facilities and Indentures
Senior Secured Credit Facilities
TransDigm has $4,372 million in fully drawn term loans (the “Term Loan Facility”) and a $550 million Revolving Credit Facility (together with the Term Loan Facility, the “Second Amended and Restated Credit Agreement”).
The Term Loan Facility consists of three tranches of term loans—tranche C term loans, tranche D term loans and tranche E term loans and the Revolving Credit Facility consisting of one tranche—revolving commitments, which include up to $100 million of multicurrency revolving commitments. The tranche C term loans consist of $2,030 million in the aggregate maturing on February 28, 2020, the tranche D term loans consist of $813 million in the aggregate maturing on June 4, 2021 and the tranche E term loans consist of $1,529 million, maturing on May 14, 2022. The Term Loan Facility requires quarterly aggregate principal payments of $11.0 million.
The revolving commitments consist of $550.0 million in the aggregate and mature on February 28, 2018. At January 2, 2016, the Company had $15.9 million in letters of credit outstanding and $534.1 million in borrowings available under the Revolving Credit Facility.
The interest rates per annum applicable to the loans under the Second Amended and Restated Credit Agreement will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. At January 2, 2016, the applicable interest rate was 3.50% on the tranche E term loan and 3.75% on the tranche C and tranche D term loans.
The Second Amended and Restated Credit Agreement require mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Second Amended and Restated Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended January 2, 2016.
At January 2, 2016, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.
At January 2, 2016, six interest rate cap agreements beginning September 30, 2015 were in place to offset the variable rates on the credit facility based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company’s variable rate debt attributable to fluctuations above the three month LIBO rate of 2.50% through June 30, 2020.
At January 2, 2016, five forward-starting interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These forward-starting interest rate swap agreements will effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.
Indentures
In October 2012, TransDigm Inc. issued $550 million in aggregate principal amount of its 5 1/2% 2020 Notes at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in October 2020. Interest under the 2020 Notes is payable semi-annually.
In July 2013, the Company issued $500 million in aggregate principal amount of its 7 1/2% 2021 Notes at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in July 2021. Interest under the 2021 Notes is payable semi-annually.
In June 2014, the Company issued $1.15 billion in aggregate principal amount of its 6% 2022 Notes at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in July 2022. Interest under the 2022 Notes is payable semi-annually.
In June 2014, the Company issued $1.2 billion in aggregate principal amount of its 6 1/2% 2024 Notes at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in July 2024. Interest under the 2024 Notes is payable semi-annually.
In May 2015, the Company issued $450 million in aggregate principal amount of its 6 1/2% 2025 Notes (and together with the 2018 Notes, 2020 Notes, 2021 Notes, the 2022 Notes and the 2024 Notes, the “Notes”) at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity in May 2025. Interest under the 2025 Notes is payable semi-annually. The Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the applicable Indentures.
Certain Restrictive Covenants in Our Debt Documents
The Second Amended and Restated Credit Agreement and the Indentures governing the Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.
In addition, under the Second Amended and Restated Credit Agreement, if the usage of the Revolving Credit Facility exceeds 25% of the total revolving commitments, the Company will be required to maintain a maximum consolidated net leverage ratio of net debt, as defined, to trailing four-quarter EBITDA As Defined. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the Second Amended and Restated Credit Agreement or the Indentures.
If any such default occurs, the lenders under the Second Amended and Restated Credit Agreement and the holders of the Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Second Amended and Restated Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Second Amended and Restated Credit Agreement, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the Notes.

Trade Receivables Securitization
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2015, the Company increased the borrowing capacity from $225 million to $250 million in connection with amending the Securitization Facility to a maturity date of August 2, 2016. As of January 2, 2016, the Company has borrowed $200 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s trade accounts receivable.
Stock Repurchase Program
On October 22, 2014, our Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $300 million in the aggregate. During the thirteen week period ended January 2, 2016, the Company repurchased 323,868 shares of its common stock at a gross cost of approximately $70.8 million at the weighted-average price per share of $218.53 under the program. Subsequent to the end of the thirteen week period ended January 2, 2016 and prior to the new program described in the next paragraph becoming effective, the Company repurchased 128,319 shares of its common stock at a gross cost of approximately $27.9 million at the weighted-average price per share of $217.47 under the program.
On January 21, 2016, our Board of Directors authorized a stock repurchase program replacing the repurchase program described in the previous paragraph permitting us to repurchase a portion of our outstanding shares not to exceed $450 million in the aggregate. The Company repurchased 324,200 shares of its common stock at a gross cost of approximately $63.7 million at the weighted-average price per share of $196.47 under the stock repurchase program authorized on January 21, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption 'Description of Senior Secured Credit Facilities and Indentures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. CONTROLS AND PROCEDURES
As of January 2, 2016, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended January 2, 2016.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed on November 13, 2015. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On October 22, 2014, our Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $300 million in the aggregate. During the thirteen week period ended January 2, 2016, the Company repurchased 323,868 shares of its common stock at a gross cost of approximately $70.8 million at the weighted-average price per share of $218.53 under the program. Subsequent to the end of the thirteen week period ended January 2, 2016 and prior to the new program described in the next paragraph becoming effective, the Company repurchased 128,319 shares of its common stock at a gross cost of approximately $27.9 million at the weighted-average price per share of $217.47 under the program.
On January 21, 2016, our Board of Directors authorized a stock repurchase program replacing the repurchase program described in the previous paragraph permitting us to repurchase a portion of our outstanding shares not to exceed $450 million. The Company repurchased 324,200 shares of its common stock at a gross cost of approximately $63.7 million at the weighted-average price per share of $196.47 under the stock repurchase program authorized on January 21, 2016.

ITEM 6. EXHIBITS

10.1
Fourth Amended and Restated Employment Agreement, dated December 10, 2015, between TransDigm Group Incorporated and W. Nicholas Howley* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 10, 2015)

10.2
Form of Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Joel Reiss and Roger Jones* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015)

10.3
Form of Amendment to Employment Agreement between TransDigm Group Incorporated and each of Raymond Laubenthal, Gregory Rufus, Robert Henderson, Bernt Iverson, Peter Palmer and James Skulina* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833))

10.4
Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Terrance Paradie, Robert Henderson, Bernt Iversen, James Skulina, Peter Palmer and Jorge Valladares* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833))

10.5
Amendment to Employment Agreement, dated October 23, 2015, between TransDigm Group Incorporated and Kevin Stein* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833))

10.6
Second Amendment to Employment Agreement, dated October 22, 2015, between TransDigm Group Incorporated and Gregory Rufus* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833))

10.7
Amendment to Employment Agreement, dated October 22, 2015, between TransDigm Group Incorporated and John Leary* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833))

10.8	Form Stock Option Agreement for options awarded in fiscal 2016* (filed herewith)
10.9	Form of Stock Option Grant Notice and Stock Option Agreement dated November 6, 2015 between TransDigm Group Incorporated and W. Nicholas Howley (annual equity award)* (filed herewith)
10.10
Stock Option Grant Notice and Stock Option Agreement dated December 10, 2015 between TransDigm Group Incorporated and W. Nicholas Howley (equity award in lieu of fiscal 2015 bonus and calendar 2016 salary)* (filed herewith)

10.11	2016 Director Share Plan* (filed herewith)
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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 10, 2016
W. Nicholas Howley

/s/ Terrance M. Paradie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2016
Terrance M. Paradie

EXHIBIT INDEX
TO FORM 10-Q FOR THE PERIOD ENDED JANUARY 2, 2016

EXHIBIT NO.	DESCRIPTION
10.1
Fourth Amended and Restated Employment Agreement, dated December 10, 2015, between TransDigm Group Incorporated and W. Nicholas Howley* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 10, 2015)

10.2
Form of Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Joel Reiss and Roger Jones* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015)

10.3
Form of Amendment to Employment Agreement between TransDigm Group Incorporated and each of Raymond Laubenthal, Gregory Rufus, Robert Henderson, Bernt Iverson, Peter Palmer and James Skulina* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833))

10.4
Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Terrance Paradie, Robert Henderson, Bernt Iversen, James Skulina, Peter Palmer and Jorge Valladares* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833))

10.5
Amendment to Employment Agreement, dated October 23, 2015, between TransDigm Group Incorporated and Kevin Stein* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833))

10.6
Second Amendment to Employment Agreement, dated October 22, 2015, between TransDigm Group Incorporated and Gregory Rufus* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833))

10.7
Amendment to Employment Agreement, dated October 22, 2015, between TransDigm Group Incorporated and John Leary* (incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833))

10.8	Form Stock Option Agreement for options awarded in fiscal 2016* (filed herewith)
10.9	Form of Stock Option Grant Notice and Stock Option Agreement dated November 6, 2015 between TransDigm Group Incorporated and W. Nicholas Howley (annual equity award)* (filed herewith)
10.10
Stock Option Grant Notice and Stock Option Agreement dated December 10, 2015 between TransDigm Group Incorporated and W. Nicholas Howley (equity award in lieu of fiscal 2015 bonus and calendar 2016 salary)* (filed herewith)

10.11	2016 Director Share Plan* (filed herewith)
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