Form 10-Q
period 2016-04-02
TransDigm Group INC
filed 2016-05-11
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 2, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,979,440 as of May 1, 2016.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	April 2, 2016	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$612,015	$714,033
Trade accounts receivable - Net	480,579	444,072
Inventories - Net	634,129	591,401
Prepaid expenses and other	31,277	37,081
Total current assets	1,758,000	1,786,587
PROPERTY, PLANT AND EQUIPMENT - Net	275,849	260,684
GOODWILL	4,785,683	4,686,220
OTHER INTANGIBLE ASSETS - Net	1,505,283	1,539,851
OTHER	34,659	30,593
TOTAL ASSETS	$8,359,474	$8,303,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$43,464	$43,427
Short-term borrowings - trade receivable securitization facility	199,895	199,792
Accounts payable	125,929	142,822
Accrued liabilities	306,708	271,553
Total current liabilities	675,996	657,594
LONG-TERM DEBT	8,091,934	8,106,383
DEFERRED INCOME TAXES	396,495	404,997
OTHER NON-CURRENT LIABILITIES	156,867	173,267
Total liabilities	9,321,292	9,342,241
STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 55,397,057 and 55,100,094 at April 2, 2016 and September 30, 2015, respectively	554	551
Additional paid-in capital	1,002,876	950,324
Accumulated deficit	(1,471,705)	(1,717,232)
Accumulated other comprehensive loss	(109,848)	(96,009)
Treasury stock, at cost; 2,430,487 and 1,415,100 shares at April 2, 2016 and September 30, 2015, respectively	(383,695)	(175,940)
Total stockholders’ deficit	(961,818)	(1,038,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,359,474	$8,303,935
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
APRIL 2, 2016 AND MARCH 28, 2015
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
NET SALES	$796,801	$619,030	$1,498,496	$1,205,928
COST OF SALES	371,140	277,413	698,267	543,138
GROSS PROFIT	425,661	341,617	800,229	662,790
SELLING AND ADMINISTRATIVE EXPENSES	95,064	74,026	177,267	141,505
AMORTIZATION OF INTANGIBLE ASSETS	18,522	11,030	34,845	24,056
INCOME FROM OPERATIONS	312,075	256,561	588,117	497,229
INTEREST EXPENSE - Net	111,288	99,892	223,271	198,827
INCOME BEFORE INCOME TAXES	200,787	156,669	364,846	298,402
INCOME TAX PROVISION	62,160	45,775	111,317	91,975
NET INCOME	$138,627	$110,894	$253,529	$206,427
NET INCOME APPLICABLE TO COMMON STOCK	$138,627	$110,894	$250,529	$203,062
Net earnings per share - see Note 5:
Basic and diluted	$2.47	$1.96	$4.44	$3.59
Weighted-average shares outstanding:
Basic and diluted	56,134	56,604	56,475	56,603
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
APRIL 2, 2016 AND MARCH 28, 2015
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net income	$138,627	$110,894	$253,529	$206,427
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	4,636	(24,083)	(4,314)	(34,781)
Interest rate swap and cap agreements	(18,383)	(13,918)	(9,525)	(24,456)
Other comprehensive loss, net of tax	(13,747)	(38,001)	(13,839)	(59,237)
TOTAL COMPREHENSIVE INCOME	$124,880	$72,893	$239,690	$147,190
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2016
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2015	55,100,094	$551	$950,324	$(1,717,232)	$(96,009)	(1,415,100)	$(175,940)	$(1,038,306)
Unvested dividend equivalents	—	—	—	(8,002)	—	—	—	(8,002)
Compensation expense recognized for employee stock options	—	—	22,448	—	—	—	—	22,448
Excess tax benefits related to share-based payment arrangements	—	—	17,720	—	—	—	—	17,720
Exercise of employee stock options	296,963	3	12,384	—	—	—	—	12,387
Treasury stock purchased	—	—	—	—	—	(1,015,387)	(207,755)	(207,755)
Net income	—	—	—	253,529	—	—	—	253,529
Foreign currency translation adjustments	—	—	—	—	(4,314)	—	—	(4,314)
Interest rate swaps and caps, net of tax	—	—	—	—	(9,525)	—	—	(9,525)
BALANCE, APRIL 2, 2016	55,397,057	$554	$1,002,876	$(1,471,705)	$(109,848)	(2,430,487)	$(383,695)	$(961,818)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	April 2, 2016	March 28, 2015
OPERATING ACTIVITIES:
Net income	$253,529	$206,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,333	16,347
Amortization of intangible assets and product certification costs	35,204	24,499
Amortization of debt issuance costs	7,664	7,947
Non-cash equity compensation	22,448	13,594
Excess tax benefits related to share-based payment arrangements	(17,720)	(38,029)
Deferred income taxes	2,624	5,528
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(18,484)	(9,656)
Inventories	(15,534)	(19,374)
Income taxes receivable/payable	13,987	4,508
Other assets	4,891	(529)
Accounts payable	(27,665)	(11,349)
Accrued interest	824	18,748
Accrued and other liabilities	(12,941)	(35,745)
Net cash provided by operating activities	269,160	182,916
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	(22,314)	(22,999)
Acquisition of businesses, net of cash acquired	(144,380)	(723,200)
Net cash used in investing activities	(166,694)	(746,199)
FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	17,720	38,029
Proceeds from exercise of stock options	12,384	39,122
Dividends paid	(3,000)	(3,365)
Treasury stock purchased	(207,755)	—
Repayment on term loans	(21,920)	(9,824)
Proceeds from revolving credit facility	—	75,250
Other	(53)	(41)
Net cash (used in) provided by financing activities	(202,624)	139,171
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,860)	(2,917)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(102,018)	(427,029)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	714,033	819,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$612,015	$392,519
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$215,012	$161,870
Cash paid during the period for income taxes	$76,696	$86,202
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEK PERIODS ENDED APRIL 2, 2016 AND MARCH 28, 2015
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
Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems.

2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2015 included in TD Group’s Form 10-K filed on November 13, 2015. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2015 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended April 2, 2016 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications related to the adoption of new accounting pronouncements during the twenty-six week period ended April 2, 2016 impacting the classification of both debt issuance costs and deferred income taxes in the Condensed Consolidated Balance Sheets. The accounting pronouncements and impact of the adoption of the pronouncements are summarized in Note 4, "Recent Accounting Pronouncements" and Note 8, "Debt."

3.    ACQUISITIONS
During the twenty-six week period ended April 2, 2016 and fiscal year ended September 30, 2015, the Company completed the acquisitions of Breeze-Eastern Corporation ("Breeze-Eastern"), PneuDraulics, Inc. ("PneuDraulics"), the assets of the aerospace business of Pexco LLC (“Pexco Aerospace”), the aerospace business of Franke Aquarotter GmbH (now named Adams Rite Aerospace GmbH), and the Telair Cargo Group (“Telair”). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. As of April 2, 2016, the purchase price allocations for Breeze-Eastern, PneuDraulics and Pexco remain preliminary as the Company completes its assessments of deferred taxes and accrued liabilities. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable twenty-six week periods ended April 2, 2016 or March 28, 2015 are not material and, accordingly, are not provided.
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
Breeze-Eastern – On January 4, 2016, a newly-formed subsidiary of TransDigm Inc. completed the tender offer of all of the outstanding stock of Breeze-Eastern for $19.61 per share in cash. Following consummation of the tender offer, the subsidiary was merged into Breeze-Eastern on January 4, 2016; in connection therewith, all outstanding stock of Breeze-Eastern was canceled and Breeze-Eastern became a wholly owned subsidiary of TransDigm Inc. The purchase price for the tender offer and the merger was approximately $205.9 million million, of which $146.4 million (net of cash acquired of $30.8 million) was paid at closing and $28.7 million is accrued for payment to dissenting stockholders. Breeze-Eastern manufactures high performance lifting and pulling devices for military and civilian aircraft, including rescue hoists, winches and cargo hooks, and weapons-lifting systems. These products fit well with TransDigm’s overall business direction and Breeze-Eastern is included in TransDigm's Power & Control segment. The Company expects that approximately $106.7 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
PneuDraulics – On August 19, 2015, TransDigm Inc. acquired all of the outstanding stock of PneuDraulics for approximately $323.5 million in cash, less a purchase price adjustment of $2.0 million received in connection with a working capital settlement in the second quarter of fiscal 2016. PneuDraulics manufactures proprietary, highly engineered aerospace pneumatic and hydraulic components and subsystems for commercial transport, regional, business jet and military applications. These products fit well with TransDigm’s overall business direction. PneuDraulics is included in TransDigm’s Power & Control segment. The purchase price includes approximately $100.7 million of tax benefits to be realized by the Company over a 15-year period that began in the fourth quarter of fiscal 2015, and the Company expects that approximately $222.4 million of goodwill recognized for the acquisition will be deductible for tax purposes.
Pexco Aerospace – On May 14, 2015, Pexco Aerospace, Inc., a newly formed subsidiary of TransDigm Inc., acquired the assets of the aerospace business of Pexco LLC (“Pexco Aerospace”) for a total purchase price of approximately $496.4 million in cash, less a purchase price adjustment of $0.4 million received in connection with a working capital settlement in the fourth quarter of fiscal 2015. Pexco Aerospace manufactures extruded plastic interior parts for use in the commercial aerospace industry. These products fit well with TransDigm’s overall business direction. Pexco Aerospace is included in TransDigm’s Airframe segment. The purchase price includes approximately $166.4 million of tax benefits to be realized by TransDigm over a 15-year period that began in the third quarter of fiscal 2015, and the Company expects that approximately $405.7 million of goodwill recognized for the acquisition will be deductible for tax purposes.
Adams Rite Aerospace GmbH – On March 31, 2015, the Company’s Adams Rite subsidiary acquired the aerospace business of Franke Aquarotter GmbH (now known as Adams Rite Aerospace GmbH) for approximately $75.3 million in cash. Adams Rite Aerospace GmbH manufactures proprietary faucets and related products for use on commercial transports and regional jets. These products fit well with TransDigm’s overall business direction. Adams Rite Aerospace GmbH is included in TransDigm’s Airframe segment. Approximately $63.9 million of goodwill recognized for the acquisition is not deductible for tax purposes.
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

Assets acquired:
Current assets, excluding cash acquired	$143,643
Property, plant, and equipment	16,011
Intangible assets	205,000
Goodwill	483,390
Other	5,968
Total assets acquired	$854,012
Liabilities assumed:
Current liabilities	$59,150
Other noncurrent liabilities	64,001
Total liabilities assumed	$123,151
Net assets acquired	$730,861
Approximately $33.2 million of goodwill recognized for the acquisition is deductible for tax purposes and approximately $450.2 million of goodwill recognized for the acquisition is not deductible for tax purposes.

4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018. The Company is currently evaluating the impact that the update will have on its consolidated financial statements and disclosures.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which expands upon the guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance does not change the requirements surrounding the recognition and measurement of debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. The guidance is effective for the Company beginning October 1, 2016. However, as early adoption is permissible, the Company adopted the pronouncement effective October 1, 2015. The adoption of this pronouncement did not have a significant impact on our consolidated financial position and results of operations, although it did change the financial statement classification of debt issuance costs. In connection with adopting the pronouncement beginning October 1, 2015, the Company reclassified $77.7 million in debt issuance costs as of September 30, 2015, to Current portion of long-term debt and Long-term debt in the liabilities section of the Condensed Consolidated Balance Sheet. Refer to Note 8, "Debt," for the impact on the April 2, 2016 Condensed Consolidated Balance Sheet.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," a new standard intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. The guidance is effective for the Company on October 1, 2016. However, as early adoption is permissible, the Company adopted the pronouncement beginning October 1, 2015. The adoption of this pronouncement did not have a significant impact on the Company's consolidated financial statements and disclosures.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. This guidance simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. As early adoption is permissible, the Company adopted this pronouncement beginning October 1, 2015 and applied this pronouncement retrospectively. In connection with adopting the pronouncement beginning October 1, 2015, the Company reclassified $45.4 million from current deferred income tax assets in the Condensed Consolidated Balance Sheet as of September 30, 2015 to non-current deferred income tax liabilities.
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2019, with early adoption permitted.  The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Numerator for earnings per share:
Net income	$138,627	$110,894	$253,529	$206,427
Less dividends paid on participating securities	—	—	(3,000)	(3,365)
Net income applicable to common stock - basic and diluted	$138,627	$110,894	$250,529	$203,062
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	53,222	52,915	53,468	52,721
Vested options deemed participating securities	2,912	3,689	3,007	3,882
Total shares for basic and diluted earnings per share	56,134	56,604	56,475	56,603
Basic and diluted earnings per share	$2.47	$1.96	$4.44	$3.59

6.    INVENTORIES
Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in thousands):

	April 2, 2016	September 30, 2015
Raw materials and purchased component parts	$427,155	$371,073
Work-in-progress	163,868	164,793
Finished goods	120,761	122,956
Total	711,784	658,822
Reserves for excess and obsolete inventory	(77,655)	(67,421)
Inventories - Net	$634,129	$591,401

7.    INTANGIBLE ASSETS
Other Intangible Assets - Net in the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	April 2, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$636,242	—	$636,242	$634,504	$—	$634,504
Technology	1,095,422	259,447	835,975	1,100,317	233,434	866,883
Order backlog	22,003	17,517	4,486	19,501	10,709	8,792
Other	43,287	14,707	28,580	43,229	13,557	29,672
Total	$1,796,954	$291,671	$1,505,283	$1,797,551	$257,700	$1,539,851
Intangible assets acquired during the twenty-six week period ended April 2, 2016 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$106,689
Trademarks and trade names	15,000
	121,689
Intangible assets subject to amortization:
Technology	20,000	20 years
Order backlog	3,000	1 year
	23,000	17.5 years
Total	$144,689
The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended April 2, 2016 and March 28, 2015 was approximately $34.8 million and $24.1 million, respectively. The estimated amortization expense is $68.4 million for fiscal year 2016, $60.0 million for fiscal year 2017 and $59.2 million for each of the four succeeding fiscal years 2018 through 2021.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2015 through April 2, 2016 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance, September 30, 2015	$2,238,443	$2,392,408	$55,369	$4,686,220
Goodwill acquired during the year	106,689	—	—	106,689
Purchase price allocation adjustments	196	(2,875)	—	(2,679)
Other	33	(4,580)	—	(4,547)
Balance, April 2, 2016	$2,345,361	$2,384,953	$55,369	$4,785,683

8.    DEBT
The Company’s debt consists of the following (in thousands):

	April 2, 2016
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(105)	$—	$199,895
Term loans	$4,360,894	$(38,958)	$(5,060)	$4,316,876
5 1/2% senior subordinated notes due 2020 (2020 Notes)	550,000	(4,827)	—	545,173
7 1/2% senior subordinated notes due 2021 (2021 Notes)	500,000	(3,465)	—	496,535
6% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(9,101)	—	1,140,899
6 1/2% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(9,806)	—	1,190,194
6 1/2% senior subordinated notes due 2025 (2025 Notes)	450,000	(4,279)	—	445,721
	8,210,894	(70,436)	(5,060)	8,135,398
Less current portion	43,840	(376)	—	43,464
Long-term debt	$8,167,054	$(70,060)	$(5,060)	$8,091,934

	September 30, 2015
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(208)	$—	$199,792
Term loans	$4,382,813	$(43,660)	$(5,471)	$4,333,682
2020 Notes	550,000	(5,355)	—	544,645
2021 Notes	500,000	(3,789)	—	496,211
2022 Notes	1,150,000	(9,821)	—	1,140,179
2024 Notes	1,200,000	(10,394)	—	1,189,606
2025 Notes	450,000	(4,513)	—	445,487
	8,232,813	(77,532)	(5,471)	8,149,810
Less current portion	43,840	(413)	—	43,427
Long-term debt	$8,188,973	$(77,119)	$(5,471)	$8,106,383

9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended April 2, 2016 and March 28, 2015, the effective income tax rate was 31.0% and 29.2%, respectively. During the twenty-six week periods ended April 2, 2016 and March 28, 2015, the effective income tax rate was 30.5% and 30.8%, respectively. The Company’s higher effective tax rate for the thirteen week period ended April 2, 2016 was primarily due to a discrete adjustment in the prior year related to the IRS examination results for fiscal years 2012 and 2013. The Company’s lower effective tax rate for the twenty-six week period was primarily due to foreign earnings taxed at rates lower than the U.S. statutory rate partially offset by the prior year discrete adjustment related to the IRS examination results. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate primarily due to the domestic manufacturing deduction and foreign earnings taxed at rates lower than the U.S. statutory rate.
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
At both April 2, 2016 and September 30, 2015, TD Group had $6.9 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $6.7 million and $6.5 million on the effective tax rate at April 2, 2016 and September 30, 2015, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $1.6 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

10.    FAIR VALUE MEASUREMENTS
The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		April 2, 2016		September 30, 2015
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$612,015	$612,015	$714,033	$714,033
Interest rate cap agreements (1)	2	3,460	3,460	8,180	8,180
Liabilities:
Interest rate swap agreements (2)	2	31,910	31,910	24,770	24,770
Interest rate swap agreements (3)	2	52,870	52,870	49,730	49,730
Short-term borrowings - trade receivable securitization facility (4)	1	199,895	199,895	199,792	199,792
Long-term debt, including current portion:
Term loans (4)	2	4,316,876	4,299,361	4,333,682	4,344,000
2020 Notes (4)	1	545,173	551,375	544,645	520,000
2021 Notes (4)	1	496,535	522,500	496,211	524,000
2022 Notes (4)	1	1,140,899	1,144,250	1,140,179	1,081,000
2024 Notes (4)	1	1,190,194	1,200,000	1,189,606	1,119,000
2025 Notes (4)	1	445,721	444,375	445,487	417,000

(1)	Included in Other non-current assets on the Condensed Consolidated Balance Sheet.

(2)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

(3)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

(4)	The carrying amount of the debt instrument is presented net of the debt issuance costs in connection with the Company's adoption of ASU 2015-03. Refer to Note 8, "Debt," for gross carrying amounts.
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
The fair value of Cash and cash equivalents, Trade accounts receivable-net and Accounts payable approximated book value due to the short-term nature of these instruments at April 2, 2016 and September 30, 2015.

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
At April 2, 2016, five interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These interest rate swap agreements convert the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.
At April 2, 2016, six interest rate cap agreements beginning September 30, 2015 were in place to offset the variable interest rates on the 2015 Term Loans based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company's variable rate debt attributable to fluctuations above the three month LIBO rate of 2.5% through June 30, 2020.
At April 2, 2016, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the 2014 Term Loans for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the 2014 Term Loans to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.
In connection with the refinancing of the 2011 Term Loans, the Company no longer designated the interest rate swap agreements relating to the $353 million aggregate notional amount as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into earnings totaled $2.1 million for the twenty-six week period ended March 28, 2015. There is no remaining amortization for these dedesignated swap agreements as of September 30, 2015.
Based on the fair value amounts of the interest rate swap agreements determined as of April 2, 2016, the estimated net amount of existing gains and losses expected to be reclassified into interest expense within the next twelve months is approximately $31.9 million.

12.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, high performance hoists, winches and lifting devices, and cargo loading and handling systems. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

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
The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net sales to external customers
Power & Control	$405,491	$292,220	$752,700	$575,599
Airframe	365,749	302,956	696,887	584,570
Non-aviation	25,561	23,854	48,909	45,759
	$796,801	$619,030	$1,498,496	$1,205,928

The following table reconciles EBITDA As Defined by segment to consolidated income before income taxes (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
EBITDA As Defined
Power & Control	$192,180	$149,670	$354,646	$295,798
Airframe	179,822	139,271	335,544	265,092
Non-aviation	6,538	5,141	12,993	9,879
Total segment EBITDA As Defined	378,540	294,082	703,183	570,769
Unallocated corporate expenses	9,935	6,013	15,165	12,972
Total Company EBITDA As Defined	368,605	288,069	688,018	557,797
Depreciation and amortization expense	29,337	19,061	55,537	40,846
Interest expense - net	111,288	99,892	223,271	198,827
Acquisition-related costs	17,623	5,315	24,847	7,016
Stock compensation expense	11,767	7,830	22,448	13,594
Other, net	(2,197)	(698)	(2,931)	(888)
Income before income taxes	$200,787	$156,669	$364,846	$298,402
The following table presents total assets by segment (in thousands):

	April 2, 2016	September 30, 2015
Total assets
Power & Control	$3,788,336	$3,550,866
Airframe	3,907,879	3,922,439
Non-aviation	128,569	129,935
Corporate	534,690	700,695
	$8,359,474	$8,303,935
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the twenty-six week period ended April 2, 2016 (in thousands):

	Unrealized loss on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity	Currency translation adjustment	Total
Balance at September 30, 2015	$(51,492)	$(12,013)	$(32,504)	$(96,009)
Current-period other comprehensive loss	(9,525)	—	(4,314)	(13,839)
Balance at April 2, 2016	$(61,017)	$(12,013)	$(36,818)	$(109,848)

(1)
Unrealized loss represents interest rate swap and cap agreements, net of taxes of $10,567 and $7,782 for the thirteen week periods ended April 2, 2016 and March 28, 2015 and $5,475 and $13,674 for the twenty-six week periods ended April 2, 2016 and March 28, 2015, respectively.

14.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm’s 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes and 2025 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of April 2, 2016 and September 30, 2015 and its statements of income and comprehensive income and cash flows for the twenty-six week periods ended April 2, 2016 and March 28, 2015 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,044	$529,629	$6,256	$71,086	$—	$612,015
Trade accounts receivable - Net	—	—	39,327	453,485	(12,233)	480,579
Inventories - Net	—	40,624	491,021	103,184	(700)	634,129
Prepaid expenses and other	—	5,464	18,778	7,035	—	31,277
Total current assets	5,044	575,717	555,382	634,790	(12,933)	1,758,000
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(966,862)	7,197,570	4,924,526	(68,656)	(11,086,578)	—
PROPERTY, PLANT AND EQUIPMENT -Net	—	16,362	215,431	44,056	—	275,849
GOODWILL	—	72,442	4,111,914	601,327	—	4,785,683
OTHER INTANGIBLE ASSETS - Net	—	36,591	1,210,563	258,129	—	1,505,283
OTHER	—	1,969	30,506	2,184	—	34,659
TOTAL ASSETS	$(961,818)	$7,900,651	$11,048,322	$1,471,830	$(11,099,511)	$8,359,474
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$43,464	$—	$—	$—	$43,464
Short-term borrowings - trade receivable securitization facility	—	—	—	199,895	—	199,895
Accounts payable	—	15,540	93,987	28,907	(12,505)	125,929
Accrued liabilities	—	153,857	108,423	44,428	—	306,708
Total current liabilities	—	212,861	202,410	273,230	(12,505)	675,996
LONG-TERM DEBT	—	8,091,934	—	—	—	8,091,934
DEFERRED INCOME TAXES	—	339,790	(5,360)	62,065	—	396,495
OTHER NON-CURRENT LIABILITIES	—	86,950	50,315	19,602	—	156,867
Total liabilities	—	8,731,535	247,365	354,897	(12,505)	9,321,292
STOCKHOLDERS’ (DEFICIT) EQUITY	(961,818)	(830,884)	10,800,957	1,116,933	(11,087,006)	(961,818)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(961,818)	$7,900,651	$11,048,322	$1,471,830	$(11,099,511)	$8,359,474

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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$60,703	$1,229,024	$220,024	$(11,255)	$1,498,496
COST OF SALES	—	38,372	532,646	138,504	(11,255)	698,267
GROSS PROFIT	—	22,331	696,378	81,520	—	800,229
SELLING AND ADMINISTRATIVE EXPENSES	—	36,736	113,198	27,333	—	177,267
AMORTIZATION OF INTANGIBLE ASSETS	—	543	27,560	6,742	—	34,845
(LOSS) INCOME FROM OPERATIONS	—	(14,948)	555,620	47,445	—	588,117
INTEREST EXPENSE (INCOME) - Net	—	229,983	(537)	(6,175)	—	223,271
EQUITY IN INCOME OF SUBSIDIARIES	(253,529)	(438,948)	—	—	692,477	—
INCOME BEFORE INCOME TAXES	253,529	194,017	556,157	53,620	(692,477)	364,846
INCOME TAX (BENEFIT) PROVISION	—	(59,512)	170,905	(76)	—	111,317
NET INCOME	$253,529	$253,529	$385,252	$53,696	$(692,477)	$253,529
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(13,839)	20,261	(928)	(11,850)	(7,483)	(13,839)
TOTAL COMPREHENSIVE INCOME	$239,690	$273,790	$384,324	$41,846	$(699,960)	$239,690

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2015
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$62,646	$1,048,889	$100,762	$(6,369)	$1,205,928
COST OF SALES	—	37,365	445,207	66,935	(6,369)	543,138
GROSS PROFIT	—	25,281	603,682	33,827	—	662,790
SELLING AND ADMINISTRATIVE EXPENSES	—	34,469	90,974	16,062	—	141,505
AMORTIZATION OF INTANGIBLE ASSETS	—	694	20,883	2,479	—	24,056
(LOSS) INCOME FROM OPERATIONS	—	(9,882)	491,825	15,286	—	497,229
INTEREST EXPENSE (INCOME) - Net	—	204,309	15	(5,497)	—	198,827
EQUITY IN INCOME OF SUBSIDIARIES	(206,427)	(352,149)	—	—	558,576	—
INCOME BEFORE INCOME TAXES	206,427	137,958	491,810	20,783	(558,576)	298,402
INCOME TAX (BENEFIT) PROVISION	—	(68,469)	154,777	5,667	—	91,975
NET INCOME	$206,427	$206,427	$337,033	$15,116	$(558,576)	$206,427
OTHER COMPREHENSIVE LOSS, NET OF TAX	(59,237)	(34,567)	(700)	(36,850)	72,117	(59,237)
TOTAL COMPREHENSIVE INCOME (LOSS)	$147,190	$171,860	$336,333	$(21,734)	$(486,459)	$147,190

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(126,891)	$382,596	$18,337	$(4,882)	$269,160
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	—	(950)	(16,396)	(4,968)	—	(22,314)
Acquisition of businesses, net of cash acquired	—	(144,380)	—	—	—	(144,380)
Net cash used in investing activities	—	(145,330)	(16,396)	(4,968)	—	(166,694)
FINANCING ACTIVITIES:
Intercompany activities	184,195	164,458	(367,855)	14,320	4,882	—
Excess tax benefits related to share-based payment arrangements	17,720	—	—	—	—	17,720
Proceeds from exercise of stock options	12,384	—	—	—	—	12,384
Dividends paid	(3,000)	—	—	—	—	(3,000)
Treasury stock purchased	(207,755)	—	—	—	—	(207,755)
Repayment on term loans	—	(21,920)	—	—	—	(21,920)
Other	—	(53)	—	—	—	(53)
Net cash provided by (used in) financing activities	3,544	142,485	(367,855)	14,320	4,882	(202,624)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(1,860)	—	(1,860)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,544	(129,736)	(1,655)	25,829	—	(102,018)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500	659,365	7,911	45,257	—	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,044	$529,629	$6,256	$71,086	$—	$612,015

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2015
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(72,472)	$268,461	$(12,969)	$(104)	$182,916
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	—	(976)	(19,165)	(2,858)	—	(22,999)
Acquisition of business, net of cash acquired	—	(723,200)	—	—	—	(723,200)
Net cash used in investing activities	—	(724,176)	(19,165)	(2,858)	—	(746,199)
FINANCING ACTIVITIES:
Intercompany activities	(141,146)	372,995	(254,054)	22,101	104	—
Excess tax benefits related to share-based payment arrangements	38,029	—	—	—	—	38,029
Proceeds from exercise of stock options	39,122	—	—	—	—	39,122
Dividends paid	(3,365)	—	—	—	—	(3,365)
Repayment on term loans	(9,824)	—	—	—	—	(9,824)
Proceeds from revolving commitment	75,250	—	—	—	—	75,250
Other	—	(41)	—	—	—	(41)
Net cash (used in) provided by financing activities	(1,934)	372,954	(254,054)	22,101	104	139,171
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(2,917)	—	(2,917)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,934)	(423,694)	(4,758)	3,357	—	(427,029)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,088	782,648	3,793	31,019	—	819,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$154	$358,954	$(965)	$34,376	$—	$392,519
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
Overview
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.
For the second quarter of fiscal 2016, we generated net sales of $796.8 million and net income of $138.6 million. EBITDA As Defined was $368.6 million, or 46.3% of net sales. See below for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
Acquisitions
Recent acquisitions are described in Note 3, “Acquisitions” to the condensed consolidated financial statements included herein.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
	(in thousands)		(in thousands)
Net income	$138,627	$110,894	$253,529	$206,427
Adjustments:
Depreciation and amortization expense	29,337	19,061	55,537	40,846
Interest expense, net	111,288	99,892	223,271	198,827
Income tax provision	62,160	45,775	111,317	91,975
EBITDA	341,412	275,622	643,654	538,075
Adjustments:
Inventory purchase accounting adjustments(1)	5,618	—	8,420	—
Acquisition integration costs(2)	9,696	1,762	14,047	3,240
Acquisition transaction-related expenses(3)	2,309	3,553	2,380	3,776
Non-cash stock compensation expense(4)	11,767	7,830	22,448	13,594
Other, net(5)	(2,197)	(698)	(2,931)	(888)
EBITDA As Defined	$368,605	$288,069	$688,018	$557,797

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(4)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(5)	Primarily represents foreign currency transaction gain or loss on intercompany loans to be settled and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Twenty-Six Week Periods Ended
	April 2, 2016	March 28, 2015
	(in thousands)
Net cash provided by operating activities	$269,160	$182,916
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	54,922	53,397
Interest expense, net (1)	215,607	190,880
Income tax provision - current	108,693	86,447
Non-cash stock compensation expense (2)	(22,448)	(13,594)
Excess tax benefit from exercise of stock options	17,720	38,029
EBITDA	643,654	538,075
Adjustments:
Inventory purchase accounting adjustments (3)	8,420	—
Acquisition integration costs (4)	14,047	3,240
Acquisition transaction-related expenses (5)	2,380	3,776
Non-cash stock compensation expense (2)	22,448	13,594
Other, net (6)	(2,931)	(888)
EBITDA As Defined	$688,018	$557,797

(1)	Represents interest expense excluding the amortization of debt issue costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(6)	Primarily represents foreign currency transaction gain or loss on intercompany loans to be settled and gain or loss on sale of fixed assets.
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
A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2015. There have been no significant changes to our critical accounting policies during the twenty-six week period ended April 2, 2016. Refer to Note 4, "Recent Accounting Pronouncements," for a discussion of accounting standards recently adopted or required to be adopted in the future.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	April 2, 2016	% of Sales	March 28, 2015	% of Sales
Net sales	$796,801	100.0%	$619,030	100.0%
Cost of sales	371,140	46.6%	277,413	44.8%
Selling and administrative expenses	95,064	11.9%	74,026	12.0%
Amortization of intangible assets	18,522	2.3%	11,030	1.8%
Income from operations	312,075	39.2%	256,561	41.4%
Interest expense, net	111,288	14.0%	99,892	16.1%
Income tax provision	62,160	7.8%	45,775	7.4%
Net income	$138,627	17.4%	$110,894	17.9%

	Twenty-Six Week Periods Ended
	April 2, 2016	% of Sales	March 28, 2015	% of Sales
Net sales	$1,498,496	100.0%	$1,205,928	100.0%
Cost of sales	698,267	46.6%	543,138	45.0%
Selling and administrative expenses	177,267	11.8%	141,505	11.7%
Amortization of intangible assets	34,845	2.3%	24,056	2.0%
Income from operations	588,117	39.2%	497,229	41.2%
Interest expense, net	223,271	14.9%	198,827	16.5%
Income tax provision	111,317	7.4%	91,975	7.6%
Net income	$253,529	16.9%	$206,427	17.1%

Changes in Results of Operations
Thirteen week period ended April 2, 2016 compared with the thirteen week period ended March 28, 2015
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended April 2, 2016 and March 28, 2015 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	April 2, 2016	March 28, 2015	Change
Organic sales	$646.4	$619.0	$27.4	4.4%
Acquisition sales	150.4	—	150.4	24.3%
	$796.8	$619.0	$177.8	28.7%
Both commercial OEM and commercial aftermarket organic sales increased by $1.4 million and $28.3 million, or increases of 0.8% and 12.6%, respectively. Partially offsetting these increases was a decrease in defense organic sales of $2.9 million, or a decrease of 1.5%, for the quarter ended April 2, 2016 compared to the quarter ended March 28, 2015.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisition of Breeze-Eastern in fiscal year 2016 and the acquisitions of PneuDraulics, Pexco Aerospace, Adams Rite Aerospace GmbH and Telair Cargo Group in fiscal year 2015.

•
Cost of Sales and Gross Profit. Cost of sales increased by $93.7 million, or 33.8%, to $371.1 million for the thirteen week period ended April 2, 2016 compared to $277.4 million for the thirteen week period ended March 28, 2015. Cost of sales and the related percentage of total sales for the thirteen week periods ended April 2, 2016 and March 28, 2015 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 2, 2016	March 28, 2015	Change	% Change
Cost of sales - excluding costs below	$359.5	$275.1	$84.4	30.7%
% of total sales	45.1%	44.4%
Inventory purchase accounting adjustments	5.6	—	5.6	100.0%
% of total sales	0.7%	—%
Acquisition integration costs	4.2	1.1	3.1	281.8%
% of total sales	0.5%	0.2%
Stock compensation expense	1.8	1.2	0.6	50.0%
% of total sales	0.2%	0.2%
Total cost of sales	$371.1	$277.4	$93.7	33.8%
% of total sales	46.6%	44.8%
Gross profit	$425.7	$341.6	$84.1	24.6%
Gross profit percentage	53.4%	55.2%	-1.8
The net increase in the dollar amount of cost of sales during the thirteen week period ended April 2, 2016 was primarily due to increased volume associated with the sales from acquisitions. There were also higher inventory purchase accounting adjustments, acquisition integration costs and stock compensation expense as shown in the table above.
Gross profit as a percentage of sales decreased by 1.8 percentage points to 53.4% for the thirteen week period ended April 2, 2016 from 55.2% for the thirteen week period ended March 28, 2015. The dollar amount of gross profit increased by $84.1 million, or 24.6%, for the quarter ended April 2, 2016 compared to the comparable quarter last year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $59 million for the quarter ended April 2, 2016, which represented gross profit of approximately 39% of the acquisition sales.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $34 million for the quarter ended April 2, 2016.

•
Slightly offsetting the increases in gross profit was the impact of higher inventory purchase accounting adjustments of $5.6 million, higher acquisition integration costs of $3.1 million and higher stock compensation expense of $0.6 million charged to cost of sales for the quarter ended April 2, 2016.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $21.1 million to $95.1 million, or 11.9% of sales, for the thirteen week period ended April 2, 2016 from $74.0 million, or 12.0% of sales, for the thirteen week period ended March 28, 2015. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended April 2, 2016 and March 28, 2015 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 2, 2016	March 28, 2015	Change	% Change
Selling and administrative expenses - excluding costs below	$77.3	$63.0	$14.3	22.7%
% of total sales	9.7%	10.2%
Stock compensation expense	10.0	6.7	3.3	49.3%
% of total sales	1.3%	1.1%
Acquisition-related expenses	7.8	4.3	3.5	81.4%
% of total sales	1.0%	0.7%
Total selling and administrative expenses	$95.1	$74.0	$21.1	28.5%
% of total sales	11.9%	12.0%

The increase in the dollar amount of selling and administrative expenses during the quarter ended April 2, 2016 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $13.5 million, which was approximately 13.0% of the acquisition sales, and higher stock compensation expense and acquisition-related expenses of $3.3 million and $3.5 million, respectively.

•
Amortization of Intangible Assets. Amortization of intangible assets was $18.5 million for the quarter ended April 2, 2016 compared to $11.0 million in the quarter ended March 28, 2015. The increase in amortization expense of $7.5 million was primarily due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2016 and 2015 acquisitions.

•
Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issuance costs and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $11.4 million, or 11.4%, to $111.3 million for the quarter ended April 2, 2016 from $99.9 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $8.4 billion for the quarter ended April 2, 2016 and approximately $7.5 billion for the quarter ended March 28, 2015. The increase in weighted average level of borrowings was primarily due to the issuance of the 2025 Notes for $450.0 million in May 2015 and the additional incremental term loan of $1.0 billion in May 2015. The weighted average interest rate for cash interest payments on total borrowings outstanding at April 2, 2016 was 5.02%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 31.0% for the quarter ended April 2, 2016 compared to 29.2% for the quarter ended March 28, 2015. The Company’s higher effective tax rate for the thirteen week period ended April 2, 2016 was primarily due to a discrete adjustment in the prior year related to the IRS examination results for fiscal years 2012 and 2013.

•
Net Income. Net income increased $27.7 million, or 25.0%, to $138.6 million for the quarter ended April 2, 2016 compared to net income of $110.9 million for the quarter ended March 28, 2015, primarily as a result of the factors referred to above.

•
Earnings per Share. The basic and diluted earnings per share were $2.47 for the quarter ended April 2, 2016 and $1.96 per share for the quarter ended March 28, 2015. Net income for the thirteen week periods ended April 2, 2016 and March 28, 2015 of $138.6 million and $110.9 million, respectively, had no reduction related to the allocation of dividends on participating securities. The increase in earnings per share of $0.51 per share to $2.47 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended April 2, 2016 and March 28, 2015 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 2, 2016	% of Sales	March 28, 2015	% of Sales	Change	% Change
Power & Control	$405.5	50.9%	$292.2	47.2%	$113.3	38.8%
Airframe	365.7	45.9%	302.9	48.9%	62.8	20.7%
Non-aviation	25.6	3.2%	23.9	3.9%	1.7	7.1%
	$796.8	100.0%	$619.0	100.0%	$177.8	28.7%
Acquisition sales for the Power & Control segment totaled $109.9 million, or an increase of 37.6%, resulting from the acquisition of Breeze-Eastern in fiscal year 2016 and the acquisitions of PneuDraulics, Telair International GmbH and Telair US LLC in fiscal year 2015. Organic sales increased $3.4 million, or an increase of 1.2%, for the thirteen week period ended April 2, 2016 compared to the thirteen week period ended March 28, 2015. The organic sales increase resulted primarily from an increase in commercial aftermarket sales ($12.6 million, an increase of 12.5%) partially offset by decreases in defense sales ($7.4 million, a decrease of 6.3%) and in commercial OEM sales ($1.8 million, a decrease of 2.6%).
Acquisition sales for the Airframe segment totaled $40.6 million, or an increase of 13.4%, resulting from the acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products in fiscal year 2015. Organic sales increased $22.2 million, or an increase of 7.3%, for the thirteen week period ended April 2, 2016 compared to the thirteen week period ended March 28, 2015. The organic sales increase primarily resulted from increases in commercial aftermarket ($15.7 million, an increase of 12.6%), defense sales ($4.7 million, an increase of 7.0%) and commercial OEM sales ($1.5 million, an increase of 1.3%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended April 2, 2016 and March 28, 2015 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 2, 2016	% of Segment Sales	March 28, 2015	% of Segment Sales	Change	% Change
Power & Control	$192.2	47.4%	$149.7	51.2%	$42.5	28.4%
Airframe	179.8	49.2%	139.3	46.0%	40.5	29.1%
Non-aviation	6.5	25.6%	5.1	21.6%	1.4	27.5%
	$378.5	47.5%	$294.1	47.5%	$84.4	28.7%
EBITDA As Defined for the Power & Control segment from the fiscal year 2016 acquisition of Breeze-Eastern and the fiscal year 2015 acquisitions of PneuDraulics, Telair International GmbH and Telair US LLC was approximately $35.0 million for the thirteen week period ended April 2, 2016. Organic EBITDA As Defined increased approximately $7.5 million, or an increase of 4.9%, resulting from the increase in organic sales as illustrated above.
EBITDA As Defined for the Airframe segment from the fiscal year 2015 acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products was approximately $19.4 million for the thirteen week period ended April 2, 2016. Organic EBITDA As Defined increased approximately $21.1 million, or an increase of 14.6%, resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Twenty-six week period ended April 2, 2016 compared with the twenty-six week period ended March 28, 2015
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended April 2, 2016 and March 28, 2015 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Total Sales
	April 2, 2016	March 28, 2015	Change
Organic sales	$1,226.7	$1,205.9	$20.8	1.7%
Acquisition sales	271.8	—	271.8	22.6%
	$1,498.5	$1,205.9	$292.6	24.3%
Commercial aftermarket organic sales increased by $26.2 million, or an increase of 5.9%. Partially offsetting this increase was a decrease in defense organic sales of $3.7 million, or a decrease of 1.0%, and a decrease in commerical OEM organic sales of $2.7 million, or a decrease of 0.8%, for the twenty-six week period ended April 2, 2016 compared to the twenty-six week period ended March 28, 2015.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisition of Breeze-Eastern in fiscal year 2016 and the acquisitions of PneuDraulics, Pexco Aerospace, Adams Rite Aerospace GmbH and Telair Cargo Group in fiscal year 2015.

•
Cost of Sales and Gross Profit. Cost of sales increased by $155.2 million, or 28.6%, to $698.3 million for the twenty-six week period ended April 2, 2016 compared to $543.1 million for the twenty-six week period ended March 28, 2015. Cost of sales and the related percentage of total sales for the twenty-six week periods ended April 2, 2016 and March 28, 2015 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 2, 2016	March 28, 2015	Change	% Change
Cost of sales - excluding costs below	$681.3	$538.9	$142.4	26.4%
% of total sales	45.5%	44.7%
Inventory purchase accounting adjustments	8.4	—	8.4	100.0%
% of total sales	0.6%	—%
Acquisition integration costs	5.2	2.2	3.0	136.4%
% of total sales	0.3%	0.2%
Stock compensation expense	3.4	2.0	1.4	70.0%
% of total sales	0.2%	0.2%
Total cost of sales	$698.3	$543.1	$155.2	28.6%
% of total sales	46.6%	45.0%
Gross profit	$800.2	$662.8	$137.4	20.7%
Gross profit percentage	53.4%	55.0%	(1.6)
The net increase in the dollar amount of cost of sales during the twenty-six week period ended April 2, 2016 was primarily due to increased volume associated with the sales from acquisitions. There were also higher inventory purchase accounting adjustments, acquisition integration costs and stock compensation expense as shown in the table above.
Gross profit as a percentage of sales decreased by 1.6 percentage points to 53.4% for the twenty-six week period ended April 2, 2016 from 55.0% for the twenty-six week period ended March 28, 2015. The dollar amount of gross profit increased by $137.4 million, or 20.7%, for the twenty-six week period ended April 2, 2016 compared to the comparable twenty-six week period last year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $110 million for the twenty-six week period ended April 2, 2016, which represented gross profit of approximately 40% of the acquisition sales.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $40 million for the twenty-six week period ended April 2, 2016.

•
Slightly offsetting the increases in gross profit was the impact of the impact of higher inventory purchase accounting adjustments of $8.4 million, higher acquisition integration costs of $3.0 million and higher stock compensation expense of $1.4 million charged to cost of sales for the twenty-six week period ended April 2, 2016.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $35.8 million to $177.3 million, or 11.8% of sales, for the twenty-six week period ended April 2, 2016 from $141.5 million, or 11.7% of sales, for the twenty-six week period ended March 28, 2015. Selling and administrative expenses and the related percentage of total sales for the twenty-six week periods ended April 2, 2016 and March 28, 2015 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 2, 2016	March 28, 2015	Change	% Change
Selling and administrative expenses - excluding costs below	$147.0	$125.0	$22.0	17.6%
% of total sales	9.8%	10.4%
Stock compensation expense	19.1	11.6	7.5	64.7%
% of total sales	1.3%	1.0%
Acquisition-related expenses	11.2	4.9	6.3	128.6%
% of total sales	0.7%	0.4%
Total selling and administrative expenses	$177.3	$141.5	$35.8	25.3%
% of total sales	11.8%	11.7%

The increase in the dollar amount of selling and administrative expenses during the twenty-six week period ended April 2, 2016 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $23.1 million, which was approximately 11.7% of the acquisition sales, and higher stock compensation expense and acquisition-related expenses of $7.5 million and $6.3 million, respectively.

•
Amortization of Intangible Assets. Amortization of intangible assets was $34.8 million for the twenty-six week period ended April 2, 2016 compared to $24.1 million in the twenty-six week period ended March 28, 2015. The increase in amortization expense of $10.7 million was primarily due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2016 and 2015 acquisitions.

•
Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issuance costs and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $24.5 million, or 12.3%, to $223.3 million for the twenty-six week period ended April 2, 2016 from $198.8 million for the comparable twenty-six week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $8.4 billion for the twenty-six week period ended April 2, 2016 and approximately $7.5 billion for the twenty-six week period ended March 28, 2015. The increase in weighted average level of borrowings was primarily due to the issuance of the 2025 Notes for $450.0 million in May 2015 and the additional incremental term loan of $1.0 billion in May 2015. The weighted average interest rate for cash interest payments on total borrowings outstanding at April 2, 2016 was 5.02%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 30.5% for the twenty-six week period ended April 2, 2016 compared to 30.8% for the twenty-six week period ended March 28, 2015. The Company’s lower effective tax rate for the twenty-six week period ended April 2, 2016 was primarily due to foreign earnings taxed at rates lower than the U.S. statutory rates partially offset by the prior year discrete adjustment related to the IRS examination results.

•
Net Income. Net income increased $47.1 million, or 22.8%, to $253.5 million for the twenty-six week period ended April 2, 2016 compared to net income of $206.4 million for the twenty-six week period ended March 28, 2015, primarily as a result of the factors referred to above.

•
Earnings per Share. The basic and diluted earnings per share were $4.44 for the twenty-six week period ended April 2, 2016 and $3.59 per share for the twenty-six week period ended March 28, 2015. Net income for the twenty-six week period ended April 2, 2016 of $253.5 million was decreased by an allocation of dividends on participating securities of $3.0 million, or $0.05 per share, resulting in net income available to common shareholders of $250.5 million. Net income for the twenty-six week period ended March 28, 2015 of $206.4 million was decreased by an allocation of dividends on participating securities of $3.4 million, or $0.06 per share, resulting in net income available to common shareholders of $203.1 million. The increase in earnings per share of $0.85 per share to $4.44 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the twenty-six week period ended April 2, 2016 and March 28, 2015 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 2, 2016	% of Sales	March 28, 2015	% of Sales	Change	% Change
Power & Control	$752.7	50.2%	$575.6	47.7%	$177.1	30.8%
Airframe	696.9	46.5%	584.6	48.5%	112.3	19.2%
Non-aviation	48.9	3.3%	45.7	3.8%	3.2	7.0%
	$1,498.5	100.0%	$1,205.9	100.0%	$292.6	24.3%
Acquisition sales for the Power & Control segment totaled $188.8 million, or an increase of 32.8%, resulting from the acquisition of Breeze-Eastern in fiscal year 2016 and the acquisitions of PneuDraulics, Telair International GmbH and Telair US LLC in fiscal year 2015. Organic sales decreased $11.7 million, or a decrease of 2.0%, for the twenty-six week period ended April 2, 2016 compared to the twenty-six week period ended March 28, 2015. The organic sales decrease resulted primarily from decreases in commercial OEM sales ($9.6 million, a decrease of 7.2%) and in defense sales ($7.4 million, a decrease of 3.2%) partially offset by an increase in commercial aftermarket sales ($6.0 million, an increase of 3.0%).
Acquisition sales for the Airframe segment totaled $83.0 million, or an increase of 14.2%, resulting from the acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products in fiscal year 2015. Organic sales increased $29.3 million, or an increase of 5.0%, for the twenty-six week period ended April 2, 2016 compared to the twenty-six week period ended March 28, 2015. The organic sales increase primarily resulted from increases in commercial aftermarket ($20.3 million, an increase of 8.4%), commercial OEM sales ($4.9 million, an increase of 2.4%) and defense sales ($3.9 million, an increase of 3.0%).

•	EBITDA As Defined. EBITDA As Defined by segment for the twenty-six week periods ended April 2, 2016 and March 28, 2015 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 2, 2016	% of Segment Sales	March 28, 2015	% of Segment Sales	Change	% Change
Power & Control	$354.6	47.1%	$295.8	51.4%	$58.8	19.9%
Airframe	335.5	48.1%	265.1	45.3%	70.4	26.6%
Non-aviation	13.0	26.6%	9.9	21.7%	3.1	31.3%
	$703.1	46.9%	$570.8	47.3%	$132.3	23.2%
EBITDA As Defined for the Power & Control segment from the acquisition of Breeze-Eastern in fiscal year 2016 and the acquisitions of PneuDraulics, Telair International GmbH and Telair US LLC in fiscal year 2015 was approximately $61.3 million for the twenty-six week period ended April 2, 2016. Organic EBITDA As Defined decreased approximately $2.5 million, or a decrease of 0.8%, resulting from the decrease in organic sales as illustrated above.
EBITDA As Defined for the Airframe segment from the fiscal year 2015 acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products was approximately $39.5 million for the twenty-six week period ended April 2, 2016. Organic EBITDA As Defined increased approximately $30.9 million, or an increase of 11.7%, resulting from the organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Backlog
As of April 2, 2016, the Company estimated its sales order backlog at $1,570 million compared to an estimated sales order backlog of $1,384 million as of March 28, 2015. The increase in backlog is primarily due to acquisitions. The majority of the purchase orders outstanding as of April 2, 2016 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of April 2, 2016 may not necessarily represent the actual amount of shipments or sales for any future period.
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

Operating Activities. The Company generated $269.2 million of net cash from operating activities during the twenty-six week period ended April 2, 2016 compared to $182.9 million during the twenty-six week period ended March 28, 2015. The net increase of $86.3 million was primarily due to an increase in income from operations that was partially offset by higher interest payments of $215.0 million during the twenty-six week period ended April 2, 2016 compared to $161.9 million in the comparable period in the prior year. The increase in interest payments is attributable to timing differences of the payments and the increase in principal from the May 2015 debt financing activities.
Investing Activities. Net cash used in investing activities was comprised of cash paid in connection with the acquisition of Breeze-Eastern for $146.4 million and capital expenditures of $22.3 million during the twenty-six week period ended April 2, 2016. Slightly offsetting the cash outflows was receipt of a $2.0 million working capital settlement from the PneuDraulics acquisition in the second quarter of fiscal 2016. Net cash used in investing activities was comprised of cash paid in connection with the acquisition of the Telair Cargo Group for $723.2 million and capital expenditures of $23.0 million during the twenty-six week period ended March 28, 2015.
Financing Activities. Net cash used in financing activities during the twenty-six week period ended April 2, 2016 was $202.6 million, which primarily was comprised of $207.8 million in treasury stock purchases under the Company's share repurchase programs, debt service payments of $21.9 million and $3.0 million of dividend equivalent payments. Slightly offsetting these uses in cash was $12.4 million in proceeds from stock option exercises and $17.7 million of cash for tax benefits related to share-based payment arrangements.
Net cash provided by financing activities during the twenty-six week period ended March 28, 2015 was $139.2 million, which primarily was comprised of proceeds from the revolving credit facility of $75.3 million, $77.2 million of cash for tax benefits related to share-based payment arrangements and cash proceeds from the exercise of stock options partially offset by $9.8 million of debt service payments and $3.4 million of dividend equivalent payments.
Description of Senior Secured Credit Facilities and Indentures
Senior Secured Credit Facilities
TransDigm has $4,361 million in fully drawn term loans (the “Term Loan Facility”) and a $550 million Revolving Credit Facility (together with the Term Loan Facility, the “Second Amended and Restated Credit Agreement”).
The Term Loan Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of April 2, 2016):

Term Loan Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche C term loans	$2,025 million	February 28, 2020	LIBO rate (1) +3.00%
Tranche D term loans	$811 million	June 4, 2021	LIBO rate (1) + 3.00%
Tranche E term loans	$1,525 million	May 14, 2022	LIBO rate (1) + 2.75%

(1)	LIBO rate is subject to a floor of 0.75%.
The Term Loan Facility requires quarterly aggregate principal payments of $11.0 million. The Revolving Credit Facility consists of one tranche which includes up to $100 million of multicurrency revolving commitments. At April 2, 2016, the Company had $15.6 million in letters of credit outstanding and $534.4 million in borrowings available under the Revolving Credit Facility.
The interest rates per annum applicable to the loans under the Second Amended and Restated Credit Agreement will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. At April 2, 2016, the applicable interest rate was 3.50% on the tranche E term loan and 3.75% on the tranche C and tranche D term loans.
The Second Amended and Restated Credit Agreement require mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Second Amended and Restated Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended April 2, 2016.

At April 2, 2016, three interest rate swap agreements beginning September 30, 2014 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $1.0 billion through June 30, 2019. These interest rate swap agreements converted the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.4% (2.4% plus the 3% margin percentage) over the term of the interest rate swap agreements.
At April 2, 2016, six interest rate cap agreements beginning September 30, 2015 were in place to offset the variable rates on the credit facility based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company’s variable rate debt attributable to fluctuations above the three month LIBO rate of 2.50% through June 30, 2020.
At April 2, 2016, five interest rate swap agreements beginning March 31, 2016 were in place to hedge the variable interest rates on the credit facility for a fixed rate based on an aggregate notional amount of $750 million through June 30, 2020. These interest rate swap agreements effectively convert the variable interest rate on the aggregate notional amount of the credit facility to a fixed rate of 5.8% (2.8% plus the 3% margin percentage) over the term of the interest rate swap agreements.
Indentures

Senior Subordinated Notes	Aggregate Principal	Maturity Date	Interest Rate
2020 Notes	$550 million	October 15, 2020	5.50%
2021 Notes	$500 million	July 15, 2021	7.50%
2022 Notes	$1,150 million	July 15, 2022	6.00%
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$450 million	May 15, 2025	6.50%
The 2020 Notes, 2021 Notes, the 2022 Notes, the 2024 Notes and the 2025 Notes (the “Notes”) were issued at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity. Interest under the Notes is payable semi-annually. The Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the applicable Indentures.
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
Trade Receivables Securitization
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2015, the Company increased the borrowing capacity from $225 million to $250 million in connection with amending the Securitization Facility to a maturity date of August 2, 2016. As of April 2, 2016, the Company has borrowed $200 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations' trade accounts receivable.

Stock Repurchase Program
On October 22, 2014, our Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $300 million in the aggregate. During fiscal 2016, until the $300 million program was replaced on January 21, 2016, the Company repurchased 452,187 shares of its common stock at a gross cost of approximately $98.7 million at the weighted-average price per share of $218.23.
On January 21, 2016, our Board of Directors authorized a stock repurchase program replacing the $300 million program with a repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $450 million in the aggregate. As of April 2, 2016, the Company repurchased 563,200 shares of its common stock at a gross cost of approximately $109.1 million at the weighted-average price per share of $193.67 under the $450 million stock repurchase program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption 'Description of Senior Secured Credit Facilities and Indentures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. CONTROLS AND PROCEDURES
As of April 2, 2016, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.
Changes in Internal Control over Financial Reporting
On January 4, 2016, we acquired Breeze-Eastern. Breeze-Eastern operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Breeze-Eastern's processes into our own systems and control environment. We expect to complete the incorporation of Breeze-Eastern's operations into our systems and control environment in fiscal year 2017.
There have been no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended April 2, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
Issuer purchases of its common shares outstanding during the thirteen week period ended April 2, 2016 were as follows (amounts in millions, except share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs
January 2016	128,319	$217.47	128,319
February 2016	563,200	$193.67	563,200
March 2016	—	—	—
Total	691,519		691,519
On October 22, 2014, our Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $300 million in the aggregate. On January 21, 2016, our Board of Directors authorized a stock repurchase program replacing the $300 million program with a repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $450 million in the aggregate. As of April 2, 2016, the remaining amount of repurchases allowed under the $450 million program was $340.9 million.

ITEM 6. EXHIBITS

3.1	Certificate of Formation, filed January 22, 2016, of Breeze-Eastern LLC
3.2	Limited Liability Company Agreement, dated January 22, 2016, of Breeze-Eastern LLC
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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	May 11, 2016
W. Nicholas Howley

/s/ Terrance M. Paradie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 11, 2016
Terrance M. Paradie

EXHIBIT INDEX
TO FORM 10-Q FOR THE PERIOD ENDED APRIL 2, 2016

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Formation, filed January 22, 2016, of Breeze-Eastern LLC
3.2	Limited Liability Company Agreement, dated January 22, 2016, of Breeze-Eastern LLC
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