Form 10-Q
period 2016-07-02
TransDigm Group INC
filed 2016-08-10
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 2, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 53,265,437 as of July 28, 2016.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	July 2, 2016	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,666,695	$714,033
Trade accounts receivable - Net	525,815	444,072
Inventories - Net	706,069	591,401
Prepaid expenses and other	33,555	37,081
Total current assets	2,932,134	1,786,587
PROPERTY, PLANT AND EQUIPMENT - Net	283,906	260,684
GOODWILL	5,536,768	4,686,220
OTHER INTANGIBLE ASSETS - Net	1,778,054	1,539,851
OTHER	39,607	30,593
TOTAL ASSETS	$10,570,469	$8,303,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$52,630	$43,427
Short-term borrowings - trade receivable securitization facility	199,973	199,792
Accounts payable	135,078	142,822
Accrued liabilities	339,640	271,553
Total current liabilities	727,321	657,594
LONG-TERM DEBT	9,953,094	8,106,383
DEFERRED INCOME TAXES	513,742	404,997
OTHER NON-CURRENT LIABILITIES	184,560	173,267
Total liabilities	11,378,717	9,342,241
STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 55,695,924 and 55,100,094 at July 2, 2016 and September 30, 2015, respectively	557	551
Additional paid-in capital	1,047,203	950,324
Accumulated deficit	(1,334,773)	(1,717,232)
Accumulated other comprehensive loss	(137,540)	(96,009)
Treasury stock, at cost; 2,430,487 and 1,415,100 shares at July 2, 2016 and September 30, 2015, respectively	(383,695)	(175,940)
Total stockholders’ deficit	(808,248)	(1,038,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,570,469	$8,303,935
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
JULY 2, 2016 AND JUNE 27, 2015
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
NET SALES	$797,692	$691,395	$2,296,188	$1,897,323
COST OF SALES	354,177	331,940	1,052,444	875,078
GROSS PROFIT	443,515	359,455	1,243,744	1,022,245
SELLING AND ADMINISTRATIVE EXPENSES	94,244	81,849	271,511	223,354
AMORTIZATION OF INTANGIBLE ASSETS	18,629	13,910	53,474	37,966
INCOME FROM OPERATIONS	330,642	263,696	918,759	760,925
INTEREST EXPENSE - Net	120,812	106,796	344,083	305,623
REFINANCING COSTS	15,654	18,159	15,654	18,159
INCOME BEFORE INCOME TAXES	194,176	138,741	559,022	437,143
INCOME TAX PROVISION	53,579	39,629	164,896	131,604
NET INCOME	$140,597	$99,112	$394,126	$305,539
NET INCOME APPLICABLE TO COMMON STOCK	$140,597	$99,112	$391,126	$302,174
Net earnings per share - see Note 5:
Basic and diluted	$2.52	$1.75	$6.95	$5.34
Weighted-average shares outstanding:
Basic and diluted	55,832	56,608	56,263	56,605
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
JULY 2, 2016 AND JUNE 27, 2015
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income	$140,597	$99,112	$394,126	$305,539
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(20,257)	17,042	(24,571)	(21,838)
Interest rate swap and cap agreements	(7,435)	8,774	(16,960)	(11,583)
Other comprehensive loss, net of tax	(27,692)	25,816	(41,531)	(33,421)
TOTAL COMPREHENSIVE INCOME	$112,905	$124,928	$352,595	$272,118
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2016
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2015	55,100,094	$551	$950,324	$(1,717,232)	$(96,009)	(1,415,100)	$(175,940)	$(1,038,306)
Unvested dividend equivalents	—	—	—	(11,667)	—	—	—	(11,667)
Compensation expense recognized for employee stock options	—	—	33,819	—	—	—	—	33,819
Excess tax benefits related to share-based payment arrangements	—	—	37,740	—	—	—	—	37,740
Exercise of employee stock options	595,830	6	25,320	—	—	—	—	25,326
Treasury stock purchased	—	—	—	—	—	(1,015,387)	(207,755)	(207,755)
Net income	—	—	—	394,126	—	—	—	394,126
Foreign currency translation adjustments	—	—	—	—	(24,571)	—	—	(24,571)
Interest rate swaps and caps, net of tax	—	—	—	—	(16,960)	—	—	(16,960)
BALANCE, JULY 2, 2016	55,695,924	$557	$1,047,203	$(1,334,773)	$(137,540)	(2,430,487)	$(383,695)	$(808,248)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	July 2, 2016	June 27, 2015
OPERATING ACTIVITIES:
Net income	$394,126	$305,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,059	25,919
Amortization of intangible assets and product certification costs	54,042	41,848
Amortization of debt issuance costs and original issue discount	11,711	11,989
Refinancing costs	15,654	18,159
Non-cash equity compensation	33,819	23,435
Excess tax benefits related to share-based payment arrangements	(37,740)	(50,580)
Deferred income taxes	4,489	3,884
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(37,348)	(7,044)
Inventories	(15,689)	(27,997)
Income taxes receivable/payable	(3,982)	8,866
Other assets	1,778	153
Accounts payable	(27,103)	(648)
Accrued interest	34,918	47,426
Accrued and other liabilities	(15,298)	(27,522)
Net cash provided by operating activities	444,436	373,427
INVESTING ACTIVITIES:
Capital expenditures	(30,007)	(40,299)
Acquisition of businesses, net of cash acquired	(1,143,006)	(1,293,498)
Net cash used in investing activities	(1,173,013)	(1,333,797)
FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	37,740	50,580
Proceeds from exercise of stock options	25,320	52,982
Dividends paid	(3,000)	(3,365)
Treasury stock purchased	(207,755)	—
Proceeds from 2016 term loans, net	1,712,244	—
Proceeds from 2015 term loans, net	—	1,516,653
Proceeds from revolving commitments	—	75,250
Repayment on term loans	(821,140)	(1,003,398)
Repayment on revolving commitments	—	(75,250)
Proceeds from senior subordinated notes due 2026, net	939,935	—
Proceeds from senior subordinated notes due 2025, net	—	445,746
Other	(2,309)	(949)
Net cash provided by financing activities	1,681,035	1,058,249
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	204	(2,077)
NET INCREASE IN CASH AND CASH EQUIVALENTS	952,662	95,802
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	714,033	819,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,666,695	$915,350
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$295,374	$229,627
Cash paid during the period for income taxes	$145,074	$130,735
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEK PERIODS ENDED JULY 2, 2016 AND JUNE 27, 2015
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
Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, databus and power controls, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems.

2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2015 included in TD Group’s Form 10-K filed on November 13, 2015. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2015 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended July 2, 2016 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior year financial statements to conform to current year classifications related to the adoption of new accounting pronouncements during the thirty-nine week period ended July 2, 2016 impacting the classification of both debt issuance costs and deferred income taxes in the condensed consolidated balance sheets. The accounting pronouncements and impact of the adoption of the pronouncements are summarized in Note 4, "Recent Accounting Pronouncements" and Note 8, "Debt."

3.    ACQUISITIONS
During the thirty-nine week period ended July 2, 2016, the Company completed the acquisitions of Data Device Corporation ("DDC") and Breeze-Eastern Corporation ("Breeze-Eastern"). During the fiscal year ended September 30, 2015, the Company completed the acquisitions of PneuDraulics, Inc. ("PneuDraulics"), the assets of the aerospace business of Pexco LLC (“Pexco Aerospace”), the aerospace business of Franke Aquarotter GmbH (now named Adams Rite Aerospace GmbH) and the Telair Cargo Group (“Telair”). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. As of July 2, 2016, the purchase price allocations for DDC, Breeze-Eastern and PneuDraulics remain preliminary as the Company completes its assessments under the acquisition method during the measurement period. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirty-nine week periods ended July 2, 2016 or June 27, 2015 are not material and, accordingly, are not provided.
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
Data Device Corporation – On June 23, 2016, the Company acquired all of the outstanding stock of ILC Holdings, Inc., the parent company of DDC, from Behrman Capital for a total purchase price of approximately $1.0 billion in cash, subject to a working capital adjustment. TransDigm financed the acquisition of DDC with cash proceeds from the issuance of senior subordinated notes due in June 2026 and recently completed term loans. DDC is a supplier of databus and power controls and related products that are used primarily in military avionics, commercial aerospace and space applications.  These products fit well with TransDigm’s overall business direction. DDC is included in TransDigm's Power & Control segment.
The total purchase price of DDC was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The following table summarizes the purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands).

Assets acquired:
Current assets, excluding cash acquired	$102,640
Property, plant, and equipment	12,828
Intangible assets	285,000
Goodwill	731,654
Other	2,036
Total assets acquired	$1,134,158
Liabilities assumed:
Current liabilities	$16,645
Other noncurrent liabilities	118,453
Total liabilities assumed	$135,098
Net assets acquired	$999,060
The Company expects that all of the approximately $731.7 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
Breeze-Eastern – On January 4, 2016, the Company completed the tender offer for all of the outstanding stock of Breeze-Eastern for $19.61 per share in cash. The purchase price was approximately $205.9 million, of which $146.4 million (net of cash acquired of $30.8 million) was paid at closing and $28.7 million is accrued for payment to dissenting stockholders. Breeze-Eastern manufactures high performance lifting and pulling devices for military and civilian aircraft, including rescue hoists, winches and cargo hooks, and weapons-lifting systems. These products fit well with TransDigm’s overall business direction. Breeze-Eastern is included in TransDigm's Power & Control segment. The Company expects that all of the approximately $132.2 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
The Breeze-Eastern acquisition includes environmental reserves recorded at a fair value of approximately $26.1 million. Of the $26.1 million in environmental reserves, $3.3 million is included in Accrued liabilities and $22.8 million is included in Other non-current liabilities in the condensed consolidated balance sheet. The estimated $26.1 million fair value of the environmental reserves for Breeze-Eastern is preliminary and recorded at the respective probable and estimable amount. The reserve is subject to change upon completion of the final valuation. The environmental matters relate to soil and groundwater contamination and other environmental matters at several former facilities unrelated to Breeze-Eastern’s current operations.
PneuDraulics – On August 19, 2015, the Company acquired all of the outstanding stock of PneuDraulics for approximately $321.5 million in cash. PneuDraulics manufactures proprietary, highly engineered aerospace pneumatic and hydraulic components and subsystems for commercial transport, regional, business jet and military applications. These products fit well with TransDigm’s overall business direction. PneuDraulics is included in TransDigm’s Power & Control segment. The purchase price includes approximately $100.7 million of tax benefits being realized by the Company over a 15-year period that began in the fourth quarter of fiscal 2015, and the Company expects that all of the approximately $222.6 million of goodwill recognized for the acquisition will be deductible for tax purposes.
Pexco Aerospace – On May 14, 2015, the Company acquired the assets of the aerospace business of Pexco LLC (“Pexco Aerospace”) for a total purchase price of approximately $496.4 million in cash. Pexco Aerospace manufactures extruded plastic interior parts for use in the commercial aerospace industry. These products fit well with TransDigm’s overall business direction. Pexco Aerospace is included in TransDigm’s Airframe segment. The purchase price includes approximately $166.4 million of tax benefits being realized by TransDigm over a 15-year period that began in the third quarter of fiscal 2015. All of the approximately $405.7 million of goodwill recognized for the acquisition is deductible for tax purposes.
Adams Rite Aerospace GmbH – On March 31, 2015, the Company acquired the aerospace business of Franke Aquarotter GmbH (now known as Adams Rite Aerospace GmbH) for approximately $75.3 million in cash. Adams Rite Aerospace GmbH manufactures proprietary faucets and related products for use on commercial transports and regional jets. These products fit well with TransDigm’s overall business direction. Adams Rite Aerospace GmbH is included in TransDigm’s Airframe segment. All of the approximately $63.9 million of goodwill recognized for the acquisition is not deductible for tax purposes.
Telair Cargo Group – On March 26, 2015, the Company acquired all of the outstanding stock of Telair International GmbH ("Telair International"), all of the outstanding stock of Nordisk Aviation Products ("Nordisk") and the assets of the AAR Cargo business (collectively, "Telair Cargo Group"). The total purchase price was approximately $730.9 million in cash. Telair Cargo Group manufactures aerospace on-board cargo loading and handling, restraint systems and unit load devices for a variety of commercial and military platforms with positions on a wide range of new and existing aircraft. These products fit well with TransDigm’s overall business direction. The business consists of three major operating units: Telair International, Nordisk and Telair US. Telair International and Telair US are included in TransDigm’s Power & Control segment and Nordisk is included in TransDigm’s Airframe segment. Approximately $33.2 million of goodwill recognized for the acquisition is deductible for tax purposes and approximately $450.2 million of goodwill recognized for the acquisition is not deductible for tax purposes.

4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018. The Company is currently evaluating the impact that adopting the new standard will have on its consolidated financial statements and disclosures.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2017, with early adoption permitted. The Company is planning to adopt this standard in the fourth quarter of fiscal 2016. If the Company adopted ASU 2016-09 as of July 2, 2016, approximately $36.0 million in year-to-date excess tax benefits would be reclassified from Additional paid-in-capital to the Income tax provision with a year-to-date favorable impact to operating cash flows of approximately $36.0 million. In addition, the Company will continue to account for forfeitures on an estimated basis. The impact of adopting this standard on our consolidated financial statements will be dependent upon the intrinsic value of the share-based compensation award exercises occurring during the fourth quarter of fiscal 2016.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)," which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Numerator for earnings per share:
Net income	$140,597	$99,112	$394,126	$305,539
Less dividends paid on participating securities	—	—	(3,000)	(3,365)
Net income applicable to common stock - basic and diluted	$140,597	$99,112	$391,126	$302,174
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	53,076	53,361	53,339	52,937
Vested options deemed participating securities	2,756	3,247	2,924	3,668
Total shares for basic and diluted earnings per share	55,832	56,608	56,263	56,605
Basic and diluted earnings per share	$2.52	$1.75	$6.95	$5.34

6.    INVENTORIES
Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.

Inventories consist of the following (in thousands):

	July 2, 2016	September 30, 2015
Raw materials and purchased component parts	$452,667	$371,073
Work-in-progress	178,986	164,793
Finished goods	160,268	122,956
Total	791,921	658,822
Reserves for excess and obsolete inventory	(85,852)	(67,421)
Inventories - Net	$706,069	$591,401

7.    INTANGIBLE ASSETS
Other Intangible Assets - Net in the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	July 2, 2016			September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$735,782	$—	$735,782	$634,504	$—	$634,504
Technology	1,273,191	273,115	1,000,076	1,100,317	233,434	866,883
Order backlog	36,085	21,903	14,182	19,501	10,709	8,792
Other	43,296	15,282	28,014	43,229	13,557	29,672
Total	$2,088,354	$310,300	$1,778,054	$1,797,551	$257,700	$1,539,851
Intangible assets acquired during the thirty-nine week period ended July 2, 2016 were as follows (in thousands):

	Cost	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$863,854
Trademarks and trade names	116,600
	980,454
Intangible assets subject to amortization:
Technology	$199,900	20 years
Order backlog	17,000	1 year
	216,900	18.5 years
Total	$1,197,354
The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended July 2, 2016 and June 27, 2015 was approximately $53.5 million and $38.0 million, respectively. The estimated amortization expense is $75.7 million for fiscal year 2016, $73.4 million for fiscal year 2017 and $64.2 million for each of the four succeeding fiscal years 2018 through 2021.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2015 through July 2, 2016 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance, September 30, 2015	$2,238,443	$2,392,408	$55,369	$4,686,220
Goodwill acquired during the year	863,854	—	—	863,854
Purchase price allocation adjustments	408	(790)	—	(382)
Currency translation adjustment	119	(13,043)	—	(12,924)
Balance, July 2, 2016	$3,102,824	$2,378,575	$55,369	$5,536,768

8.    DEBT
The Company’s debt consists of the following (in thousands):

	July 2, 2016
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(27)	$—	$199,973
Term loans	$5,301,977	$(44,094)	$(11,896)	$5,245,987
5 1/2% senior subordinated notes due 2020 (2020 Notes)	550,000	(4,563)	—	545,437
7 1/2% senior subordinated notes due 2021 (2021 Notes)	500,000	(3,303)	—	496,697
6% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(8,741)	—	1,141,259
6 1/2% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(9,512)	—	1,190,488
6 1/2% senior subordinated notes due 2025 (2025 Notes)	450,000	(4,162)	—	445,838
6 3/8% senior subordinated notes due 2026 (2026 Notes)	950,000	(9,982)	—	940,018
	10,101,977	(84,357)	(11,896)	10,005,724
Less current portion	53,074	(444)	—	52,630
Long-term debt	$10,048,903	$(83,913)	$(11,896)	$9,953,094

	September 30, 2015
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(208)	$—	$199,792
Term loans	$4,382,813	$(43,660)	$(5,471)	$4,333,682
2020 Notes	550,000	(5,355)	—	544,645
2021 Notes	500,000	(3,789)	—	496,211
2022 Notes	1,150,000	(9,821)	—	1,140,179
2024 Notes	1,200,000	(10,394)	—	1,189,606
2025 Notes	450,000	(4,513)	—	445,487
	8,232,813	(77,532)	(5,471)	8,149,810
Less current portion	43,840	(413)	—	43,427
Long-term debt	$8,188,973	$(77,119)	$(5,471)	$8,106,383
Amendment to the Restated Credit Agreement – On June 9, 2016, TransDigm Inc., TD Group and certain subsidiaries of TransDigm entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the "Amendment to the Credit Agreement”) with Credit Suisse AG, as administrative agent and collateral agent (the “Agent”), and the other agents and lenders named therein. Pursuant to the Amendment to the Credit Agreement, TransDigm, among other things, incurred new tranche F term loans (the “New Tranche F Term Loans”) in an aggregate principal amount equal to $500 million, received commitments in respect of delayed draw tranche F term loans (the “Delayed Draw Tranche F Term Loans”) in an aggregate amount equal to $450 million, converted approximately $790 million of existing tranche C term loans into additional tranche F term loans (the “Converted Tranche F Term Loans” and together with the New Tranche F Term Loans and the Delayed Draw Tranche F Term Loans, the “Tranche F Term Loans”) and increased the margin applicable to the existing tranche E term loans to LIBO rate plus 3.0% per annum. The New Tranche F Term Loans and the Converted Tranche F Term Loans were fully drawn on June 9, 2016. Borrowing under the Delayed Draw Tranche F Term Loans was contingent upon the completion of the acquisition of DDC, which was completed on June 23, 2016, and the Delayed Draw Tranche F Term Loans were fully drawn thereafter. The Tranche F Term Loans mature on June 9, 2023. The terms and conditions (other than maturity date) that apply to the Tranche F Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the tranche C term loans immediately prior to the Amendment to the Credit Agreement.
Under the terms of the Amendment to the Credit Agreement, certain existing revolving lenders increased the revolving commitments in an aggregate principal amount of $50 million (the “Extended Revolving Commitments”). The terms and conditions that apply to the Extended Revolving Commitments are the same as those of the existing US Dollar revolving credit commitments under the credit agreement. The Extended Revolving Commitments and existing revolving commitments consist of two tranches, of which approximately $53 million matures on February 28, 2018 and approximately $547 million matures on February 28, 2020. At July 2, 2016, the Company had $17 million in letters of credit outstanding and $583 million of borrowings available under the revolving commitments. During the thirteen week period ended July 2, 2016, the Company recorded refinancing costs of $15.7 million representing debt issuance costs expensed in conjunction with the refinancing of the term loans and revolving commitments.
Pursuant to the Amendment to the Credit Agreement and subject to certain conditions, TransDigm may make certain additional restricted payments, including to declare or pay dividends or repurchase stock, in an aggregate amount not to exceed $1,500 million on or prior to December 31, 2016.  Subsequent to December 31, 2016, the aggregate amount of restricted payments remaining, not to exceed $500 million, may be made solely to the extent that the proceeds are used to repurchase stock.
Under the terms of the Amendment to the Credit Agreement, TransDigm is entitled, on one or more occasions, to request additional term loans to the extent that the existing or new lenders agree to provide such incremental term loans provided that, among other conditions, our consolidated net leverage ratio would be no greater than 7.25 to 1.00 and the consolidated secured net debt ratio would be no greater than 4.25 to 1.00, in each case, after giving effect to such incremental term loans.
Issuance of Senior Subordinated Notes – On June 9, 2016, TransDigm Inc. issued $950 million in aggregate principal amount of its 2026 Notes at an issue price of 100% of the principal amount. The 2026 Notes bear interest at the rate of 6.375% per annum, which accrues from June 9, 2016 and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. The 2026 Notes mature on June 15, 2026, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indentures governing the 2026 Notes (the “2026 Indentures”).
The 2026 Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the 2026 Notes. The 2026 Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its 100% owned domestic subsidiaries named in the 2026 Indentures. The guarantees of the 2026 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2026 Notes. The 2026 Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.
The 2026 Indentures contain certain covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers, and consolidations, liens and encumbrances, and prepayments of certain other indebtedness. The 2026 Indentures contain events of default customary for agreements of their type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency, all outstanding 2026 Notes of each series will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the then outstanding 2026 Notes of a particular series may declare all such notes to be due and payable immediately.

9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended July 2, 2016 and June 27, 2015, the effective income tax rate was 27.6% and 28.6%, respectively. During the thirty-nine week periods ended July 2, 2016 and June 27, 2015, the effective income tax rate was 29.5% and 30.1%, respectively. The Company’s lower effective tax rate for the thirteen week period ended July 2, 2016 was primarily due to foreign earnings taxed at rates lower than the U.S. statutory rate. The Company’s lower effective tax rate for the thirty-nine week period was primarily due to foreign earnings taxed at rates lower than the U.S. statutory rate partially offset by the prior year discrete adjustment related to the IRS examination results. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate primarily due to the domestic manufacturing deduction and foreign earnings taxed at rates lower than the U.S. statutory rate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, Malaysia, Mexico, Norway, Singapore, Sri Lanka, Sweden and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2014. The Company is currently under U.S. federal examination for its fiscal 2014 and under examination in Belgium for its fiscal years of 2013 and 2014. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.
At July 2, 2016 and September 30, 2015, TD Group had $7.7 million and $6.9 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $7.5 million and $6.5 million on the effective tax rate at July 2, 2016 and September 30, 2015, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $2.3 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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
The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		July 2, 2016		September 30, 2015
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$1,666,695	$1,666,695	$714,033	$714,033
Interest rate cap agreements (1)	2	4,630	4,630	8,180	8,180
Liabilities:
Interest rate swap agreements (2)	2	30,530	30,530	24,770	24,770
Interest rate swap agreements (3)	2	63,060	63,060	49,730	49,730
Short-term borrowings - trade receivable securitization facility (4)	1	199,973	199,973	199,792	199,792
Long-term debt, including current portion:
Term loans (4)	2	5,245,987	5,219,000	4,333,682	4,344,000
2020 Notes (4)	1	545,437	558,250	544,645	520,000
2021 Notes (4)	1	496,697	526,250	496,211	524,000
2022 Notes (4)	1	1,141,259	1,161,500	1,140,179	1,081,000
2024 Notes (4)	1	1,190,488	1,221,000	1,189,606	1,119,000
2025 Notes (4)	1	445,838	454,500	445,487	417,000
2026 Notes (4)	1	940,018	947,625	—	—

(1)	Included in Other non-current assets on the Condensed Consolidated Balance Sheet.

(2)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

(3)	Included in Other non-current liabilities on the Condensed Consolidated Balance Sheet.

(4)	The carrying amount of the debt instrument is presented net of the debt issuance costs in connection with the Company's adoption of ASU 2015-03. Refer to Note 8, "Debt," for gross carrying amounts.
The Company values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The interest rate caps were measured at fair value using implied volatility rates of each individual caplet and the yield curve for the related periods. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s notes were based upon quoted market prices. There has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.
The fair value of Cash and cash equivalents, Trade accounts receivable-net and Accounts payable approximated book value due to the short-term nature of these instruments at July 2, 2016 and September 30, 2015.

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
The following table summarizes the Company's interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Debt	Conversion of Related Variable Rate Debt to Fixed Rate of:
$1,000	6/28/2019	6/30/2021	2016 Term Loans	4.8% (1.8% plus the 3% margin percentage)
$750	3/31/2016	6/30/2020	2014 Term Loans	5.8% (2.8% plus the 3% margin percentage)
$1,000	9/30/2014	6/30/2019	2013 Term Loans	5.4% (2.4% plus the 3% margin percentage)
The following table summarizes the Company's interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Debt	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$400	6/30/2016	6/30/2021	2016 Term Loans	Three month LIBO rate of 2.0%
$750	9/30/2015	6/30/2020	2015 Term Loans	Three month LIBO rate of 2.5%
In connection with the refinancing of the 2011 Term Loans, the Company no longer designated the interest rate swap agreements relating to the $353 million aggregate notional amount as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into earnings totaled $2.1 million for the thirty-nine week period ended June 27, 2015. There was no remaining amortization for these dedesignated swap agreements as of September 30, 2015.
Based on the fair value amounts of the interest rate swap agreements determined as of July 2, 2016, the estimated net amount of existing gains and losses expected to be reclassified into interest expense within the next twelve months is approximately $33.1 million.

12.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, databus and power controls, high performance hoists, winches and lifting devices, and cargo loading and handling systems. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The accounting policies for each segment are the same as those described in the summary of significant accounting policies in the Company’s consolidated financial statements. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation. Intersegment sales were immaterial for the periods presented below. Certain corporate-level expenses are allocated to the operating segments.
The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales to external customers
Power & Control	$402,137	$341,867	$1,154,837	$917,466
Airframe	370,414	325,250	1,067,301	909,820
Non-aviation	25,141	24,278	74,050	70,037
	$797,692	$691,395	$2,296,188	$1,897,323

The following table reconciles EBITDA As Defined by segment to consolidated income before income taxes (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
EBITDA As Defined
Power & Control	$197,912	$163,710	$552,558	$459,508
Airframe	185,333	150,200	520,878	415,293
Non-aviation	6,853	4,919	19,846	14,797
Total segment EBITDA As Defined	390,098	318,829	1,093,282	889,598
Unallocated corporate expenses	6,221	5,974	21,387	18,946
Total Company EBITDA As Defined	383,877	312,855	1,071,895	870,652
Depreciation and amortization expense	29,564	26,921	85,101	67,767
Interest expense - net	120,812	106,796	344,083	305,623
Acquisition-related costs	9,849	12,271	34,696	19,288
Stock compensation expense	11,371	9,841	33,819	23,435
Refinancing costs	15,654	18,159	15,654	18,159
Other, net	2,451	126	(480)	(763)
Income before income taxes	$194,176	$138,741	$559,022	$437,143
The following table presents total assets by segment (in thousands):

	July 2, 2016	September 30, 2015
Total assets
Power & Control	$4,953,436	$3,550,866
Airframe	3,910,388	3,922,439
Non-aviation	127,483	129,935
Corporate	1,579,162	700,695
	$10,570,469	$8,303,935
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the thirty-nine week period ended July 2, 2016 (in thousands):

	Unrealized loss on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity	Currency translation adjustment	Total
Balance at September 30, 2015	$(51,492)	$(12,013)	$(32,504)	$(96,009)
Current-period other comprehensive loss	(16,960)	—	(24,571)	(41,531)
Balance at July 2, 2016	$(68,452)	$(12,013)	$(57,075)	$(137,540)

(1)
Unrealized loss represents interest rate swap and cap agreements, net of taxes of $4,274 and $(4,118) for the thirteen week periods ended July 2, 2016 and June 27, 2015 and $9,749 and $(4,825) for the thirty-nine week periods ended July 2, 2016 and June 27, 2015, respectively.

14.    SUBSEQUENT EVENTS
In August 2016, the Company amended the trade receivable securitization facility to extend the maturity date to August 1, 2017. The borrowing capacity remains at $250 million and as of July 2, 2016, the Company has borrowed $200 million under the Securitization Facility.

15.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm’s 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of July 2, 2016 and September 30, 2015 and its statements of income and comprehensive income and cash flows for the thirty-nine week periods ended July 2, 2016 and June 27, 2015 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.
Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 2026 Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing 100% owned domestic subsidiaries of TransDigm Inc. and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JULY 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$200	$1,564,943	$24,843	$76,709	$—	$1,666,695
Trade accounts receivable - Net	—	—	38,093	498,974	(11,252)	525,815
Inventories - Net	—	42,761	566,250	97,758	(700)	706,069
Prepaid expenses and other	—	3,126	23,284	7,145	—	33,555
Total current assets	200	1,610,830	652,470	680,586	(11,952)	2,932,134
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(808,448)	8,210,483	5,185,334	(94,277)	(12,493,092)	—
PROPERTY, PLANT AND EQUIPMENT -Net	—	16,139	224,372	43,395	—	283,906
GOODWILL	—	85,947	4,858,787	592,034	—	5,536,768
OTHER INTANGIBLE ASSETS - Net	—	36,031	1,489,817	252,206	—	1,778,054
OTHER	—	3,662	32,735	3,210	—	39,607
TOTAL ASSETS	$(808,248)	$9,963,092	$12,443,515	$1,477,154	$(12,505,044)	$10,570,469
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$52,630	$—	$—	$—	$52,630
Short-term borrowings - trade receivable securitization facility	—	—	—	199,973	—	199,973
Accounts payable	—	14,055	104,237	27,865	(11,079)	135,078
Accrued liabilities	—	176,269	117,333	46,038		339,640
Total current liabilities	—	242,954	221,570	273,876	(11,079)	727,321
LONG-TERM DEBT	—	9,953,094	—	—	—	9,953,094
DEFERRED INCOME TAXES	—	342,789	108,877	62,076	—	513,742
OTHER NON-CURRENT LIABILITIES	—	96,725	69,094	18,741	—	184,560
Total liabilities	—	10,635,562	399,541	354,693	(11,079)	11,378,717
STOCKHOLDERS’ (DEFICIT) EQUITY	(808,248)	(672,470)	12,043,974	1,122,461	(12,493,965)	(808,248)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(808,248)	$9,963,092	$12,443,515	$1,477,154	$(12,505,044)	$10,570,469

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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$95,373	$1,886,907	$329,775	$(15,867)	$2,296,188
COST OF SALES	—	53,973	810,289	204,049	(15,867)	1,052,444
GROSS PROFIT	—	41,400	1,076,618	125,726	—	1,243,744
SELLING AND ADMINISTRATIVE EXPENSES	—	64,091	164,846	42,574	—	271,511
AMORTIZATION OF INTANGIBLE ASSETS	—	1,089	43,828	8,557	—	53,474
(LOSS) INCOME FROM OPERATIONS	—	(23,780)	867,944	74,595	—	918,759
INTEREST EXPENSE (INCOME) - Net	—	354,524	(751)	(9,690)	—	344,083
REFINANCING COSTS	—	15,654	—	—	—	15,654
EQUITY IN INCOME OF SUBSIDIARIES	(394,126)	(691,148)	—	—	1,085,274	—
INCOME BEFORE INCOME TAXES	394,126	297,190	868,695	84,285	(1,085,274)	559,022
INCOME TAX (BENEFIT) PROVISION	—	(96,936)	259,383	2,449	—	164,896
NET INCOME	$394,126	$394,126	$609,312	$81,836	$(1,085,274)	$394,126
OTHER COMPREHENSIVE LOSS, NET OF TAX	(41,531)	(1,231)	(449)	(34,389)	36,069	(41,531)
TOTAL COMPREHENSIVE INCOME	$352,595	$392,895	$608,863	$47,447	$(1,049,205)	$352,595

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2015
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$95,145	$1,619,184	$192,926	$(9,932)	$1,897,323
COST OF SALES	—	57,550	700,720	126,740	(9,932)	875,078
GROSS PROFIT	—	37,595	918,464	66,186	—	1,022,245
SELLING AND ADMINISTRATIVE EXPENSES	—	59,979	136,490	26,885	—	223,354
AMORTIZATION OF INTANGIBLE ASSETS	—	1,044	33,941	2,981	—	37,966
(LOSS) INCOME FROM OPERATIONS	—	(23,428)	748,033	36,320	—	760,925
INTEREST EXPENSE (INCOME) - Net	—	313,706	(289)	(7,794)	—	305,623
REFINANCING COSTS	—	18,159	—	—	—	18,159
EQUITY IN INCOME OF SUBSIDIARIES	(305,539)	(558,191)	—	—	863,730	—
INCOME BEFORE INCOME TAXES	305,539	202,898	748,322	44,114	(863,730)	437,143
INCOME TAX (BENEFIT) PROVISION	—	(102,641)	226,369	7,876	—	131,604
NET INCOME	$305,539	$305,539	$521,953	$36,238	$(863,730)	$305,539
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(33,421)	(25,418)	1,944	(22,825)	46,299	(33,421)
TOTAL COMPREHENSIVE INCOME	$272,118	$280,121	$523,897	$13,413	$(817,431)	$272,118

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(207,680)	$635,519	$21,034	$(4,437)	$444,436
INVESTING ACTIVITIES:
Capital expenditures	—	(1,303)	(21,327)	(7,377)	—	(30,007)
Acquisition of businesses, net of cash acquired	—	(1,143,006)	—	—	—	(1,143,006)
Net cash used in investing activities	—	(1,144,309)	(21,327)	(7,377)	—	(1,173,013)
FINANCING ACTIVITIES:
Intercompany activities	146,395	428,837	(597,260)	17,591	4,437	—
Excess tax benefits related to share-based payment arrangements	37,740	—	—	—	—	37,740
Proceeds from exercise of stock options	25,320	—	—	—	—	25,320
Dividends paid	(3,000)	—	—	—	—	(3,000)
Treasury stock purchased	(207,755)	—	—	—	—	(207,755)
Proceeds from 2016 term loans, net	—	1,712,244	—	—	—	1,712,244
Repayment on term loans	—	(821,140)	—	—	—	(821,140)
Proceeds from 2026 Notes, net	—	939,935	—	—	—	939,935
Other	—	(2,309)	—	—	—	(2,309)
Net cash (used in) provided by financing activities	(1,300)	2,257,567	(597,260)	17,591	4,437	1,681,035
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	204	—	204
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,300)	905,578	16,932	31,452	—	952,662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500	659,365	7,911	45,257	—	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$200	$1,564,943	$24,843	$76,709	$—	$1,666,695

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 27, 2015
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(109,574)	$472,150	$10,833	$18	$373,427
INVESTING ACTIVITIES:
Capital expenditures	—	(3,713)	(30,710)	(5,876)	—	(40,299)
Acquisition of business, net of cash acquired	—	(1,293,498)	—	—	—	(1,293,498)
Net cash used in investing activities	—	(1,297,211)	(30,710)	(5,876)	—	(1,333,797)
FINANCING ACTIVITIES:
Intercompany activities	(93,816)	519,703	(443,222)	17,353	(18)	—
Excess tax benefits related to share-based payment arrangements	50,580	—	—	—	—	50,580
Proceeds from exercise of stock options	52,982	—	—	—	—	52,982
Dividends paid	(3,365)	—	—	—	—	(3,365)
Proceeds from 2015 term loans, net	—	1,516,653	—	—	—	1,516,653
Proceeds from revolving commitments	—	75,250	—	—	—	75,250
Repayment on term loans	—	(1,003,398)	—	—	—	(1,003,398)
Repayment on revolving commitments	—	(75,250)	—	—	—	(75,250)
Proceeds from senior subordinated notes due 2025, net	—	445,746	—	—	—	445,746
Other	—	(949)	—	—	—	(949)
Net cash provided by (used in) financing activities	6,381	1,477,755	(443,222)	17,353	(18)	1,058,249
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(2,077)	—	(2,077)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,381	70,970	(1,782)	20,233	—	95,802
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,088	782,648	3,793	31,019	—	819,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,469	$853,618	$2,011	$51,252	$—	$915,350
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
Overview
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, databus and power controls, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.
For the third quarter of fiscal 2016, we generated net sales of $797.7 million and net income of $140.6 million. EBITDA As Defined was $383.9 million, or 48.1% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
Acquisitions
Recent acquisitions are described in Note 3, “Acquisitions” to the condensed consolidated financial statements included herein.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	July 2, 2016	% of Sales	June 27, 2015	% of Sales
Net sales	$797,692	100.0%	$691,395	100.0%
Cost of sales	354,177	44.4%	331,940	48.0%
Selling and administrative expenses	94,244	11.8%	81,849	11.8%
Amortization of intangible assets	18,629	2.3%	13,910	2.0%
Income from operations	330,642	41.4%	263,696	38.1%
Interest expense, net	120,812	15.1%	106,796	15.4%
Refinancing costs	15,654	2.0%	18,159	2.6%
Income tax provision	53,579	6.7%	39,629	5.7%
Net income	$140,597	17.6%	$99,112	14.3%

	Thirty-Nine Week Periods Ended
	July 2, 2016	% of Sales	June 27, 2015	% of Sales
Net sales	$2,296,188	100.0%	$1,897,323	100.0%
Cost of sales	1,052,444	45.8%	875,078	46.1%
Selling and administrative expenses	271,511	11.8%	223,354	11.8%
Amortization of intangible assets	53,474	2.3%	37,966	2.0%
Income from operations	918,759	40.0%	760,925	40.1%
Interest expense, net	344,083	15.0%	305,623	16.1%
Refinancing costs	15,654	0.7%	18,159	1.0%
Income tax provision	164,896	7.2%	131,604	6.9%
Net income	$394,126	17.2%	$305,539	16.1%

Changes in Results of Operations
Thirteen week period ended July 2, 2016 compared with the thirteen week period ended June 27, 2015
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended July 2, 2016 and June 27, 2015 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	July 2, 2016	June 27, 2015	Change
Organic sales	$748.9	$691.4	$57.5	8.3%
Acquisition sales	48.8	—	48.8	7.1%
	$797.7	$691.4	$106.3	15.4%
Commercial aftermarket organic sales increased by $31.2 million, or 12.0%, commercial OEM organic sales increased by $15.7 million, or 7.8%, and defense organic sales increased by $9.3 million, or 4.7%, for the quarter ended July 2, 2016 compared to the quarter ended June 27, 2015.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisition of Breeze-Eastern in fiscal year 2016 and the acquisitions of PneuDraulics and Pexco Aerospace in fiscal year 2015.

•
Cost of Sales and Gross Profit. Cost of sales increased by $22.3 million, or 6.7%, to $354.2 million for the thirteen week period ended July 2, 2016 compared to $331.9 million for the thirteen week period ended June 27, 2015. Cost of sales and the related percentage of total sales for the thirteen week periods ended July 2, 2016 and June 27, 2015 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 2, 2016	June 27, 2015	Change	% Change
Cost of sales - excluding costs below	$349.8	$322.3	$27.5	8.5%
% of total sales	43.9%	46.6%
Inventory purchase accounting adjustments	1.3	4.8	(3.5)	(72.9)%
% of total sales	0.2%	0.7%
Acquisition integration costs	2.0	3.3	(1.3)	(39.4)%
% of total sales	0.3%	0.5%
Stock compensation expense	1.1	1.5	(0.4)	(26.7)%
% of total sales	0.1%	0.2%
Total cost of sales	$354.2	$331.9	$22.3	6.7%
% of total sales	44.4%	48.0%
Gross profit	$443.5	$359.5	$84.0	23.4%
Gross profit percentage	55.6%	52.0%	3.6
The net increase in the dollar amount of cost of sales during the thirteen week period ended July 2, 2016 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth partially offset by lower inventory purchase accounting adjustments and lower acquisition integration costs as shown in the table above.
Gross profit as a percentage of sales increased by 3.6 percentage points to 55.6% for the thirteen week period ended July 2, 2016 from 52.0% for the thirteen week period ended June 27, 2015. The dollar amount of gross profit increased by $84.0 million, or 23.4%, for the quarter ended July 2, 2016 compared to the comparable quarter last year due to the following items:

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $64 million for the quarter ended July 2, 2016.

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $15 million for the quarter ended July 2, 2016, which represented gross profit of approximately 32% of the acquisition sales.

•	Impact of lower inventory purchase accounting adjustments of $3.5 million and lower acquisition integration costs of $1.3 million for the quarter ended July 2, 2016.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $12.4 million to $94.2 million, or 11.8% of sales, for the thirteen week period ended July 2, 2016 from $81.8 million, or 11.8% of sales, for the thirteen week period ended June 27, 2015. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended July 2, 2016 and June 27, 2015 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 2, 2016	June 27, 2015	Change	% Change
Selling and administrative expenses - excluding costs below	$77.4	$69.2	$8.2	11.8%
% of total sales	9.7%	10.0%
Stock compensation expense	10.2	8.4	1.8	21.4%
% of total sales	1.3%	1.2%
Acquisition-related expenses	6.6	4.2	2.4	57.1%
% of total sales	0.8%	0.6%
Total selling and administrative expenses	$94.2	$81.8	$12.4	15.2%
% of total sales	11.8%	11.8%
The increase in the dollar amount of selling and administrative expenses during the quarter ended July 2, 2016 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $4.9 million, which was approximately 10.0% of the acquisition sales, and higher stock compensation expense and acquisition-related expenses of $1.8 million and $2.4 million, respectively.

•
Amortization of Intangible Assets. Amortization of intangible assets was $18.6 million for the quarter ended July 2, 2016 compared to $13.9 million in the quarter ended June 27, 2015. The increase in amortization expense of $4.7 million was primarily due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2016 and 2015 acquisitions.

•
Refinancing Costs. Refinancing costs of $15.7 million were recorded for the quarter ended July 2, 2016 representing debt issuance costs expensed in connection with the debt financing activity during the quarter as disclosed in Note 8 to the condensed consolidated financial statements. Included within the $15.7 million was approximately $1.4 million of unamortized debt issuance costs written off. Refinancing costs of $18.2 million were recorded for the quarter ended June 27, 2015 representing debt issuance costs expensed in connection with the debt financing activity during the quarter ended June 27, 2015. Included within the $18.2 million was approximately $10.2 million of unamortized debt issuance costs written off.

•
Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issuance costs and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $14.0 million, or 13.1%, to $120.8 million for the quarter ended July 2, 2016 from $106.8 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $8.7 billion for the quarter ended July 2, 2016 and approximately $7.9 billion for the quarter ended June 27, 2015. The increase in weighted average level of borrowings was primarily due to the issuance of the 2026 Notes for $950 million in June 2016 and the additional incremental term loans of $950 million in June 2016. The weighted average interest rate for cash interest payments on total borrowings outstanding at July 2, 2016 was 5.3%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 27.6% for the quarter ended July 2, 2016 compared to 28.6% for the quarter ended June 27, 2015. The Company’s lower effective tax rate for the thirteen week period ended July 2, 2016 was primarily due to earnings taxed at rates lower than the U.S. statutory rates.

•
Net Income. Net income increased $41.5 million, or 41.9%, to $140.6 million for the quarter ended July 2, 2016 compared to net income of $99.1 million for the quarter ended June 27, 2015, primarily as a result of the factors referred to above.

•
Earnings per Share. The basic and diluted earnings per share were $2.52 for the quarter ended July 2, 2016 and $1.75 per share for the quarter ended June 27, 2015. Net income for the thirteen week periods ended July 2, 2016 and June 27, 2015 of $140.6 million and $99.1 million, respectively, had no reduction related to the allocation of dividends on participating securities. The increase in earnings per share of $0.77 per share to $2.52 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended July 2, 2016 and June 27, 2015 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 2, 2016	% of Sales	June 27, 2015	% of Sales	Change	% Change
Power & Control	$402.2	50.4%	$341.9	49.5%	$60.3	17.6%
Airframe	370.4	46.4%	325.3	47.0%	45.1	13.9%
Non-aviation	25.1	3.2%	24.2	3.5%	0.9	3.7%
	$797.7	100.0%	$691.4	100.0%	$106.3	15.4%
Acquisition sales for the Power & Control segment totaled $35.3 million, or an increase of 10.3%, resulting from the acquisitions of Breeze-Eastern in fiscal year 2016 and PneuDraulics in fiscal year 2015. Organic sales increased $25.0 million, or an increase of 7.3%, for the thirteen week period ended July 2, 2016 compared to the thirteen week period ended June 27, 2015. The organic sales increase resulted primarily from increases in commercial aftermarket sales ($19.1 million, an increase of 16.3%), defense sales ($5.7 million, an increase of 4.6%) and commercial OEM sales ($0.2 million, an increase of 0.2%).
Acquisition sales for the Airframe segment totaled $13.5 million, or an increase of 4.2%, resulting from the acquisition of Pexco Aerospace in fiscal year 2015. Organic sales increased $31.6 million, or an increase of 9.7%, for the thirteen week period ended July 2, 2016 compared to the thirteen week period ended June 27, 2015. The organic sales increase primarily resulted from increases in commercial OEM sales ($14.6 million, an increase of 13.7%), commercial aftermarket ($12.1 million, an increase of 8.5%) and defense sales ($4.4 million, an increase of 6.0%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended July 2, 2016 and June 27, 2015 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 2, 2016	% of Segment Sales	June 27, 2015	% of Segment Sales	Change	% Change
Power & Control	$197.9	49.2%	$163.7	47.9%	$34.2	20.9%
Airframe	185.3	50.0%	150.2	46.2%	35.1	23.4%
Non-aviation	6.9	27.3%	4.9	20.3%	2.0	40.8%
	$390.1	48.9%	$318.8	46.1%	$71.3	22.4%
EBITDA As Defined for the Power & Control segment from the acquisitions of Breeze-Eastern in fiscal year 2016 and PneuDraulics in fiscal year 2015 was approximately $13.1 million for the thirteen week period ended July 2, 2016. Organic EBITDA As Defined increased approximately $21.1 million, or an increase of 12.9%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the acquisition of Pexco Aerospace in fiscal year 2015 was approximately $8.0 million for the thirteen week period ended July 2, 2016. Organic EBITDA As Defined increased approximately $27.1 million, or an increase of 18.1%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Thirty-nine week period ended July 2, 2016 compared with the thirty-nine week period ended June 27, 2015
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended July 2, 2016 and June 27, 2015 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Total Sales
	July 2, 2016	June 27, 2015	Change
Organic sales	$1,975.6	$1,897.3	$78.3	4.1%
Acquisition sales	320.6	—	320.6	16.9%
	$2,296.2	$1,897.3	$398.9	21.0%
Commercial aftermarket organic sales increased by $58.6 million, or 8.3%, commercial OEM organic sales increased $10.3 million, or 1.9%, and defense organic sales increased by $5.6 million, or 1.0%, for the thirty-nine week period ended July 2, 2016 compared to the thirty-nine week period ended June 27, 2015.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisition of Breeze-Eastern in fiscal year 2016 and the acquisitions of PneuDraulics, Pexco Aerospace, Adams Rite Aerospace GmbH and Telair Cargo Group in fiscal year 2015.

•
Cost of Sales and Gross Profit. Cost of sales increased by $177.3 million, or 20.3%, to $1,052.4 million for the thirty-nine week period ended July 2, 2016 compared to $875.1 million for the thirty-nine week period ended June 27, 2015. Cost of sales and the related percentage of total sales for the thirty-nine week periods ended July 2, 2016 and June 27, 2015 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 2, 2016	June 27, 2015	Change	% Change
Cost of sales - excluding costs below	$1,031.0	$861.3	$169.7	19.7%
% of total sales	44.9%	45.4%
Inventory purchase accounting adjustments	9.7	4.8	4.9	102.1%
% of total sales	0.4%	0.3%
Acquisition integration costs	7.2	5.5	1.7	30.9%
% of total sales	0.3%	0.3%
Stock compensation expense	4.5	3.5	1.0	28.6%
% of total sales	0.2%	0.2%
Total cost of sales	$1,052.4	$875.1	$177.3	20.3%
% of total sales	45.8%	46.1%
Gross profit	$1,243.7	$1,022.2	$221.5	21.7%
Gross profit percentage	54.2%	53.9%	0.3
The net increase in the dollar amount of cost of sales during the thirty-nine week period ended July 2, 2016 was primarily due to increased volume associated with the sales from acquisitions. There were also higher inventory purchase accounting adjustments, acquisition integration costs and stock compensation expense as shown in the table above.
Gross profit as a percentage of sales increased by 0.3 percentage points to 54.2% for the thirty-nine week period ended July 2, 2016 from 53.9% for the thirty-nine week period ended June 27, 2015. The dollar amount of gross profit increased by $221.5 million, or 21.7%, for the thirty-nine week period ended July 2, 2016 compared to the comparable thirty-nine week period last year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $133 million for the thirty-nine week period ended July 2, 2016, which represented gross profit of approximately 42% of the acquisition sales.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $96 million for the thirty-nine week period ended July 2, 2016.

•
Slightly offsetting the increases in gross profit was the impact of higher inventory purchase accounting adjustments of $4.9 million, higher acquisition integration costs of $1.7 million and higher stock compensation expense of $1.0 million charged to cost of sales for the thirty-nine week period ended July 2, 2016.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $48.1 million to $271.5 million, or 11.8% of sales, for the thirty-nine week period ended July 2, 2016 from $223.4 million, or 11.8% of sales, for the thirty-nine week period ended June 27, 2015. Selling and administrative expenses and the related percentage of total sales for the thirty-nine week periods ended July 2, 2016 and June 27, 2015 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 2, 2016	June 27, 2015	Change	% Change
Selling and administrative expenses - excluding costs below	$224.4	$194.4	$30.0	15.4%
% of total sales	9.8%	10.2%
Stock compensation expense	29.3	19.9	9.4	47.2%
% of total sales	1.3%	1.0%
Acquisition-related expenses	17.8	9.1	8.7	95.6%
% of total sales	0.8%	0.5%
Total selling and administrative expenses	$271.5	$223.4	$48.1	21.5%
% of total sales	11.8%	11.8%

The increase in the dollar amount of selling and administrative expenses during the thirty-nine week period ended July 2, 2016 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $28.0 million, which was approximately 8.7% of the acquisition sales, and higher stock compensation expense and acquisition-related expenses of $9.4 million and $8.7 million, respectively.

•
Amortization of Intangible Assets. Amortization of intangible assets was $53.5 million for the thirty-nine week period ended July 2, 2016 compared to $38.0 million in the thirty-nine week period ended June 27, 2015. The increase in amortization expense of $15.5 million was primarily due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2016 and 2015 acquisitions.

•
Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issuance costs and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $38.5 million, or 12.6%, to $344.1 million for the thirty-nine week period ended July 2, 2016 from $305.6 million for the comparable thirty-nine week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $8.5 billion for the thirty-nine week period ended July 2, 2016 and approximately $7.6 billion for the thirty-nine week period ended June 27, 2015. The increase in weighted average level of borrowings was primarily due to the issuance of the 2026 Notes for $950 million in June 2016, the additional incremental term loans of $950 million in June 2016, the issuance of the 2025 Notes for $450 million in May 2015 and the additional incremental term loans of $1.0 billion in May 2015. The weighted average interest rate for cash interest payments on total borrowings outstanding at July 2, 2016 was 5.3%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 29.5% for the thirty-nine week period ended July 2, 2016 compared to 30.1% for the thirty-nine week period ended June 27, 2015. The Company’s lower effective tax rate for the thirty-nine week period ended July 2, 2016 was primarily due to foreign earnings taxed at rates lower than the U.S. statutory rates partially offset by the prior year discrete adjustment related to the IRS examination results.

•
Net Income. Net income increased $88.6 million, or 29.0%, to $394.1 million for the thirty-nine week period ended July 2, 2016 compared to net income of $305.5 million for the thirty-nine week period ended June 27, 2015, primarily as a result of the factors referred to above.

•
Earnings per Share. The basic and diluted earnings per share were $6.95 for the thirty-nine week period ended July 2, 2016 and $5.34 per share for the thirty-nine week period ended June 27, 2015. Net income for the thirty-nine week period ended July 2, 2016 of $394.1 million was decreased by an allocation of dividends on participating securities of $3.0 million, or $0.05 per share, resulting in net income available to common shareholders of $391.1 million. Net income for the thirty-nine week period ended June 27, 2015 of $305.5 million was decreased by an allocation of dividends on participating securities of $3.4 million, or $0.06 per share, resulting in net income available to common shareholders of $302.2 million. The increase in earnings per share of $1.61 per share to $6.95 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirty-nine week period ended July 2, 2016 and June 27, 2015 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 2, 2016	% of Sales	June 27, 2015	% of Sales	Change	% Change
Power & Control	$1,154.8	50.3%	$917.5	48.3%	$237.3	25.9%
Airframe	1,067.3	46.5%	909.8	48.0%	157.5	17.3%
Non-aviation	74.1	3.2%	70.0	3.7%	4.1	5.9%
	$2,296.2	100.0%	$1,897.3	100.0%	$398.9	21.0%
Acquisition sales for the Power & Control segment totaled $224.1 million, or an increase of 24.4%, resulting from the acquisition of Breeze-Eastern in fiscal year 2016 and the acquisitions of PneuDraulics, Telair International GmbH and Telair US LLC in fiscal year 2015. Organic sales increased $13.2 million, or an increase of 1.5%, for the thirty-nine week period ended July 2, 2016 compared to the thirty-nine week period ended June 27, 2015. The organic sales increase resulted primarily from an increase in commercial aftermarket sales ($25.4 million, an increase of 8.0%) partially offset by decreases in commercial OEM sales ($11.5 million, a decrease of 5.1%) and in defense sales ($1.8 million, a decrease of 0.5%) .
Acquisition sales for the Airframe segment totaled $96.5 million, or an increase of 10.6%, resulting from the acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products in fiscal year 2015. Organic sales increased $61.0 million, or an increase of 6.7%, for the thirty-nine week period ended July 2, 2016 compared to the thirty-nine week period ended June 27, 2015. The organic sales increase primarily resulted from increases in commercial aftermarket ($33.3 million, an increase of 8.6%), commercial OEM sales ($18.9 million, an increase of 6.1%) and defense sales ($8.3 million, an increase of 4.1%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirty-nine week periods ended July 2, 2016 and June 27, 2015 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 2, 2016	% of Segment Sales	June 27, 2015	% of Segment Sales	Change	% Change
Power & Control	$552.6	47.8%	$459.5	50.1%	$93.1	20.3%
Airframe	520.9	48.8%	415.3	45.6%	105.6	25.4%
Non-aviation	19.8	26.8%	14.8	21.1%	5.0	33.8%
	$1,093.3	47.6%	$889.6	46.9%	$203.7	22.9%
EBITDA As Defined for the Power & Control segment from the acquisition of Breeze-Eastern in fiscal year 2016 and the acquisitions of PneuDraulics, Telair International GmbH and Telair US LLC in fiscal year 2015 was approximately $74.4 million for the thirty-nine week period ended July 2, 2016. Organic EBITDA As Defined increased approximately $18.7 million, or an increase of 4.1%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the fiscal year 2015 acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products was approximately $47.5 million for the thirty-nine week period ended July 2, 2016. Organic EBITDA As Defined increased approximately $58.1 million, or an increase of 14.0%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Backlog
As of July 2, 2016, the Company estimated its sales order backlog at $1,525 million compared to an estimated sales order backlog of $1,416 million as of June 27, 2015. The increase in backlog is primarily due to acquisitions. The majority of the purchase orders outstanding as of July 2, 2016 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of July 2, 2016 may not necessarily represent the actual amount of shipments or sales for any future period.
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
Liquidity and Capital Resources
We have historically maintained a capital structure comprising a mix of equity and debt financing. We vary our leverage both to optimize our equity return and to pursue acquisitions. At this time, we expect to meet our current debt obligations as they come due through internally generated funds from current levels of operations and/or through refinancing in the debt markets prior to the maturity dates of our debt. We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors.

As a result of the new debt financing in June 2016, interest payments will increase going forward in line with the terms of the related debt agreements. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide more than sufficient cash provided by operating activities to meet our liquidity needs.  We believe our cash provided by operating activities and available borrowing capacity will enable us to make opportunistic investments in our own stock, make strategic business combinations or pay dividends to our shareholders.
Operating Activities. The Company generated $444.4 million of net cash from operating activities during the thirty-nine week period ended July 2, 2016 compared to $373.4 million during the thirty-nine week period ended June 27, 2015. The net increase of $71.0 million was primarily due to an increase in income from operations that was partially offset by higher interest payments of $65.7 million. The increase in interest payments is attributable to timing differences of the payments and the increase in principal from the June 2016 and May 2015 debt financing activities.
Investing Activities. Net cash used in investing activities was comprised of cash paid in connection with the acquisitions of Breeze-Eastern and Data Device Corporation for $1,145.4 million and capital expenditures of $30.0 million during the thirty-nine week period ended July 2, 2016. Slightly offsetting the cash outflows was receipt of a $2.0 million working capital settlement from the PneuDraulics acquisition in the second quarter of fiscal 2016.
Net cash used in investing activities was comprised of cash paid in connection with the acquisitions of the Telair Cargo Group, Adams Rite Aerospace GmbH and Pexco Aerospace for $1,293.5 million and capital expenditures of $40.3 million during the thirty-nine week period ended June 27, 2015.
Financing Activities. Net cash provided by financing activities during the thirty-nine week period ended July 2, 2016 was $1,681.0 million, which was primarily comprised of net proceeds from the 2016 term loans of $1,712.2 million, net proceeds from the 2026 Notes of $939.9 million and $63.1 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options. These increases were partially offset by $821.1 million of repayments on the term loans and $207.8 million in treasury stock purchases under the Company's share repurchase programs.
Net cash provided by financing activities during the thirty-nine week period ended June 27, 2015 was $1,058.2 million, which primarily was comprised of net proceeds from the 2015 term loans of $1,516.7 million, net proceeds from the 2025 Notes of $445.7 million and $103.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options. These increases were partially offset by $1,003.4 million of repayments on the term loans.
Description of Senior Secured Credit Facilities and Indentures
Senior Secured Credit Facilities
On June 9, 2016, TD Group and certain subsidiaries of TransDigm entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement. Refer to Note 8, "Debt" to the condensed consolidated financial statements included herein for further information regarding the tranche F term loans, the conversion of a portion of the existing tranche C term loans to tranche F, the repricing of the tranche E terms loans and amendment to the revolving commitments.
TransDigm has $5,302 million in fully drawn term loans (the “Term Loans Facility”) and a $600 million revolving credit facility (together with the Term Loan Facility, the "Credit Agreement"). The Term Loans Facility consists of four tranches of term loans as follows (aggregate principal amount disclosed is as of July 2, 2016):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche C	$1,231 million	February 28, 2020	LIBO rate (1) +3.00%
Tranche D	$809 million	June 4, 2021	LIBO rate (1) + 3.00%
Tranche E	$1,522 million	May 14, 2022	LIBO rate (1) + 3.00%
Tranche F	$1,740 million	June 9, 2023	LIBO rate (1) + 3.00%

(1)	LIBO rate is subject to a floor of 0.75%.
The Term Loans Facility requires quarterly aggregate principal payments of $13.3 million. The revolving commitments consist of one tranche which includes up to $100 million of multicurrency revolving commitments. At July 2, 2016, the Company had $17 million in letters of credit outstanding and $583 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. At July 2, 2016, the applicable interest rate was 3.75% on the tranche C, tranche D, tranche E and tranche F term loans.
Under the terms of the Amendment to the Credit Agreement, TransDigm is entitled, on one or more occasions, to request additional term loans to the extent that the existing or new lenders agree to provide such incremental term loans provided that, among other conditions, our consolidated net leverage ratio would be no greater than 7.25 to 1.00 and the consolidated secured net debt ratio would be no greater than 4.25 to 1.00, in each case, after giving effect to such incremental term loans.
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended July 2, 2016.
Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 11, “Derivatives and Hedging Activities” to the condensed consolidated financial statements included herein.
Indentures

Senior Subordinated Notes	Aggregate Principal	Maturity Date	Interest Rate
2020 Notes	$550 million	October 15, 2020	5.50%
2021 Notes	$500 million	July 15, 2021	7.50%
2022 Notes	$1,150 million	July 15, 2022	6.00%
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$450 million	May 15, 2025	6.50%
2026 Notes	$950 million	June 15, 2026	6.375%
The 2020 Notes, 2021 Notes, the 2022 Notes, the 2024 Notes, the 2025 Notes and the 2026 Notes (the “Notes”) were issued at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity. Interest under the Notes is payable semi-annually. The Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the applicable Indentures.
Certain Restrictive Covenants in Our Debt Documents
The Credit Agreement and the Indentures governing the Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.
Pursuant to the Amendment to the Credit Agreement and subject to certain conditions, TransDigm may make certain additional restricted payments, including to declare or pay dividends or repurchase stock, in an aggregate amount not to exceed $1,500 million on or prior to December 31, 2016. Subsequent to December 31, 2016, the aggregate amount of restricted payments remaining, not to exceed $500 million, may be made solely to the extent that the proceeds are used to repurchase stock.
In addition, under the Credit Agreement, if the usage of the revolving credit facility exceeds 25% of the total revolving commitments, the Company will be required to maintain a maximum consolidated net leverage ratio of net debt, as defined, to trailing four-quarter EBITDA As Defined. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the Credit Agreement or the Indentures.
If any such default occurs, the lenders under the Credit Agreement and the holders of the Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Credit Agreement, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the Notes.
Trade Receivables Securitization
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2015, the Company increased the borrowing capacity from $225 million to $250 million in connection with amending the Securitization Facility. In August 2016, the Company amended the Securitization Facility to extend the maturity date to August 1, 2017. As of July 2, 2016, the Company has borrowed $200 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations' trade accounts receivable.
Stock Repurchase Program
On October 22, 2014, our Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $300 million in the aggregate. During fiscal 2016, until the $300 million program was replaced on January 21, 2016, the Company had repurchased 452,187 shares of its common stock at a gross cost of approximately $98.7 million at the weighted-average price per share of $218.23.
On January 21, 2016, our Board of Directors authorized a stock repurchase program replacing the $300 million program with a repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $450 million in the aggregate. As of July 2, 2016, the Company had repurchased 563,200 shares of its common stock at a gross cost of approximately $109.1 million at the weighted-average price per share of $193.67 under the $450 million stock repurchase program.

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
The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(in thousands)		(in thousands)
Net income	$140,597	$99,112	$394,126	$305,539
Adjustments:
Depreciation and amortization expense	29,564	26,921	85,101	67,767
Interest expense, net	120,812	106,796	344,083	305,623
Income tax provision	53,579	39,629	164,896	131,604
EBITDA	344,552	272,458	988,206	810,533
Adjustments:
Inventory purchase accounting adjustments(1)	1,250	4,752	9,670	4,752
Acquisition integration costs(2)	2,676	3,305	16,723	6,546
Acquisition transaction-related expenses(3)	5,923	4,214	8,303	7,990
Non-cash stock compensation expense(4)	11,371	9,841	33,819	23,435
Refinancing costs(5)	15,654	18,159	15,654	18,159
Other, net(6)	2,451	126	(480)	(763)
EBITDA As Defined	$383,877	$312,855	$1,071,895	$870,652

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(4)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(5)
For the periods ended July 2, 2016, represents debt issuance costs expensed in conjunction with the refinancing of our 2013 term loans (tranche C) in June 2016. For the periods ended June 27, 2015, represents debt issuance costs expensed in conjunction with the refinancing of our 2013 term loans (tranche B) in May 2015.

(6)	Primarily represents foreign currency transaction gain or loss on intercompany loans to be settled and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirty-Nine Week Periods Ended
	July 2, 2016	June 27, 2015
	(in thousands)
Net cash provided by operating activities	$444,436	$373,427
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	62,724	6,766
Interest expense, net (1)	332,372	293,634
Income tax provision - current	160,407	127,720
Non-cash stock compensation expense (2)	(33,819)	(23,435)
Excess tax benefit from exercise of stock options	37,740	50,580
Refinancing costs (6)	(15,654)	(18,159)
EBITDA	988,206	810,533
Adjustments:
Inventory purchase accounting adjustments (3)	9,670	4,752
Acquisition integration costs (4)	16,723	6,546
Acquisition transaction-related expenses (5)	8,303	7,990
Non-cash stock compensation expense (2)	33,819	23,435
Refinancing costs (6)	15,654	18,159
Other, net (7)	(480)	(763)
EBITDA As Defined	$1,071,895	$870,652

(1)	Represents interest expense excluding the amortization of debt issue costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(6)
For the periods ended July 2, 2016, represents debt issuance costs expensed in conjunction with the refinancing of our 2013 term loans (tranche C) in June 2016. For the periods ended June 27, 2015, represents debt issuance costs expensed in conjunction with the refinancing of our 2013 term loans (tranche B) in May 2015.

(7)	Primarily represents foreign currency transaction gain or loss on intercompany loans to be settled and gain or loss on sale of fixed assets.
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
A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2015. There have been no significant changes to our critical accounting policies during the thirty-nine week period ended July 2, 2016. Refer to Note 4, "Recent Accounting Pronouncements," for a discussion of accounting standards recently adopted or required to be adopted in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption 'Description of Senior Secured Credit Facilities and Indentures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. CONTROLS AND PROCEDURES
As of July 2, 2016, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.
Changes in Internal Control over Financial Reporting
During the thirty-nine week period ended July 2, 2016, we acquired Breeze-Eastern and DDC. These businesses acquired operated under their own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate their processes into our own systems and control environment. We expect to complete the incorporation of acquisition's operations into our systems and control environment in fiscal year 2017.
There have been no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended July 2, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On October 22, 2014, our Board of Directors authorized a stock repurchase program replacing our previous repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $300 million in the aggregate. During fiscal 2016, until the $300 million program was replaced on January 21, 2016, the Company had repurchased 452,187 shares of its common stock at a gross cost of approximately $98.7 million at the weighted-average price per share of $218.23.
On January 21, 2016, our Board of Directors authorized a stock repurchase program replacing the $300 million program with a repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $450 million in the aggregate. As of July 2, 2016, the Company had repurchased 563,200 shares of its common stock at a gross cost of approximately $109.1 million at the weighted-average price per share of $193.67 under the $450 million stock repurchase program. During the thirteen week period ended July 2, 2016, there were no issuer purchases of its common shares outstanding.

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated as of May 23, 2016, among TransDigm Inc., Thunder Merger Sub Inc., ILC Holdings Inc., Behrman Capital Pep L.P., and Behrman Capital Pep L.P., as equityholder representative (incorporated by reference to 8-K filed May 26, 2016)

4.1
Indenture, dated as of June 9, 2016, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.'s 6.375% Senior Subordinated Notes Due 2026 (incorporated by reference to 8-K filed June 14, 2016)

4.2	Form of 6.375% Senior Subordinated Notes due 2026 (included in Exhibit 4.1)
4.3	Form of Notation of Guarantee (included in Exhibit 4.1)
4.4
Registration Rights Agreement dated as of June 9, 2016, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as guarantors, the subsidiary guarantors party thereto and Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and UBS Securities LLC as representatives for the initial purchases therein (incorporated by reference to 8-K filed June 14, 2016)

10.1
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of June 9, 2016, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein (incorporated by reference to 8-K filed June 14, 2016)

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	August 10, 2016
W. Nicholas Howley

/s/ Terrance M. Paradie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2016
Terrance M. Paradie

EXHIBIT INDEX
TO FORM 10-Q FOR THE PERIOD ENDED JULY 2, 2016

EXHIBIT NO.	DESCRIPTION
2.1
Agreement and Plan of merger, dated as of May 23, 2016, among TransDigm Inc. Thunder Merger Sub Inc., ILC Holdings Inc., Behrman Capital Pep L.P., and Behrman Capital Pep L.P., as equityholder representative (incorporated by reference to 8-K filed May 26, 2016)

4.1
Indenture, dated as of June 9, 2016, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.'s 6.375% Senior Subordinated Notes Due 2026 (incorporated by reference to 8-K filed June 14, 2016)

4.2	Form of 6.375% Senior Subordinated Notes due 2026 (included in Exhibit 4.1)
4.3	Form of notation of Guarantee (included in Exhibit 4.1)
4.4
Registration Rights Agreement dated as of June 9, 2016, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as guarantors, the subsidiary guarantors party thereto and Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and UBS Securities LLC as representatives for the initial purchases therein (incorporated by reference to 8-K filed June 14, 2016)

10.1
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of June 9, 2016, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein (incorporated by reference to 8-K filed June 14, 2016)

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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