Form 10-K
period 2016-09-30
TransDigm Group INC
filed 2016-11-15
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2016, based upon the last sale price of such voting and non-voting common stock on that date, was $10,869,510,353.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 53,347,732 as of November 6, 2016.
Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2017 Annual Meeting of Stockholders.

Special Note Regarding Forward-Looking Statements
This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1, 1A, 2, 3, 5, 7 and 7A hereof and elsewhere within this Report generally. In addition, when used in this Report, the words “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning are intended to identify forward-looking statements. Although the Company (as defined below) believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from the forward-looking statements made in this Report. The more important of such risks and uncertainties are set forth under the caption “Risk Factors” and elsewhere in this Report. Many such factors are outside the control of the Company. Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake, and specifically decline, any obligation, to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our indebtedness; potential environmental liabilities; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors.
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2016” or “fiscal 2016” means the period from October 1, 2015 to September 30, 2016.

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
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that about 90% of our net sales for fiscal year 2016 were generated by proprietary products. In addition, for fiscal year 2016, we estimate that we generated about 80% of our net sales from products for which we are the sole source provider.
Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25 to 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 54% of our net sales in fiscal year 2016 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.
Products
We primarily design, produce and supply highly engineered proprietary aerospace components (and certain systems/subsystems) with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves based on engineering, service and manufacturing capabilities. We typically choose not to compete for non-proprietary “build to print” business because it frequently offers lower margins than proprietary products. We believe that our products have strong brand names within the industry and that we have a reputation for high quality, reliability and customer support.
Our business is well diversified due to the broad range of products that we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, databus and power controls, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes, high performance hoists, winches and lifting devices and cargo loading, handling and delivery systems.
Segments
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, databus and power controls, high performance hoists, winches and lifting devices and cargo loading and handling systems. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the OEM and aftermarket market channels.
The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes and cargo delivery systems. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the OEM and aftermarket market channels.
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
For financial information about our segments, see Note 16, “Segments” to our consolidated financial statements included herein.
Sales and Marketing
Consistent with our overall strategy, our sales and marketing organization is structured to continually develop technical solutions that meet customer needs. In particular, we attempt to focus on products and programs that will lead to high-margin, repeatable sales in the aftermarket.
We have structured our sales efforts along our major product offerings, assigning a business unit manager to certain products. Each business unit manager is expected to grow the sales and profitability of the products for which he or she is responsible and to achieve the targeted annual level of bookings, sales, new business and profitability for such products. The business unit managers are assisted by account managers and sales engineers who are responsible for covering major OEM and aftermarket accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers to achieve total bookings and new business goals at each account and, together with the business unit managers, to determine when additional resources are required at customer locations. Most of our sales personnel are evaluated, in part, on their bookings and their ability to identify and obtain new business opportunities.
Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. We also use a number of distributors to provide logistical support as well as serve as a primary customer contact with certain smaller accounts. Our major distributors are Aviall, Inc. (a subsidiary of The Boeing Company) and Satair A/S (a subsidiary of Airbus S.A.S.).
Manufacturing and Engineering
We maintain 57 principal manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate accounting and reporting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.
We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in cost of sales and in selling and administrative expenses and research and development costs are recorded in selling and administrative expenses in our consolidated statements of income. The aggregate of engineering expense and research and development expense represents approximately 7% of our operating units’ aggregate costs, or approximately 4% of our consolidated net sales. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.
We use sophisticated equipment and procedures to comply with quality requirements, specifications and Federal Aviation Administration (“FAA”) and OEM requirements. We perform a variety of testing procedures as required by our customers, such as testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities. Refer to Note 3, “Summary of Significant Accounting Policies” to the consolidated financial statements included herein with respect to total costs of research and development, which is incorporated herein by reference.
Customers
We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounts for approximately 37% of total sales; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounts for approximately 29% of total sales; and the defense market, which accounts for approximately 30% of total sales. Non-aerospace sales comprise approximately 4% of our total sales.
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2016, Airbus S.A.S. (which includes Satair A/S, a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 13% of our net sales and The Boeing Company (which includes Aviall, Inc., also a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 12% of our net sales. Our top ten customers for fiscal year 2016 accounted for approximately 45% of our net sales. Products supplied to many of our customers are used on multiple platforms.
Active commercial production programs include the Boeing 737, 747, 767, 777 and 787, the Airbus A318/19/20/21 (including neo), A330/A340, A350 and A380, the Bombardier CRJ’s, Challenger and Learjets, the Embraer RJ’s, the Cessna Citation family, the Raytheon Premier and Hawker and most Gulfstream airframes. Military platforms include aircraft such as the Boeing C-17, F-15, F-18, P-8 and V-22, the Airbus A400M, the Lockheed Martin C-130J, F-16 and F-35 Joint Strikefighter, the Northrop Grumman E-2C Hawkeye, the Sikorsky UH-60 helicopter, CH-47 Chinook and AH-64 Apache helicopters, the General Atomics Predator Drone and the Raytheon Patriot Missile. TransDigm has been awarded numerous contracts for the development of engineered products for production on the Airbus A330neo, the Boeing 737 MAX and 777X, the Embraer 175/190/195 E2, the Sikorsky S-97 and JMR helicopter.
The markets in which we sell our products are, to varying degrees, cyclical and have experienced upswings and downturns. The demand for our commercial aftermarket parts and services depends on, among other things, the breadth of our installed OEM base, revenue passenger miles (“RPMs”), the size and age of the worldwide aircraft fleet and, to a lesser extent, airline profitability. The demand for defense products is specifically dependent on government budget trends, military campaigns and political pressures.

Competition
The niche markets within the aerospace industry that we serve are relatively fragmented and we face several competitors for many of the products and services we provide. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. Competitors in our product offerings range in size from divisions of large public corporations to small privately-held entities with only one or two components in their entire product portfolios.
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
Government Contracts
Companies engaged in supplying defense-related equipment and services to U.S. Government agencies are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally: (1) suspend us from receiving new contracts based on alleged violations of procurement laws or regulations; (2) terminate existing contracts; (3) reduce the value of existing contracts; (4) audit our contract-related costs and fees, including allocated indirect costs; and (5) control and potentially prohibit the export of our products.
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
Market Channels
The commercial aerospace industry, including the aftermarket and OEM market, is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry had shown strength with increases in revenue passenger miles, or RPMs, between 2003 and 2008, as well as increases in OEM production and backlog. However, in 2009, the global economic downturn negatively impacted the commercial aerospace industry causing RPMs to decline slightly. This market sector began to rebound in 2010 and positive growth has continued through 2016 with increases in RPMs, as well as the growth in the large commercial OEM sector (aircraft with 100 or more seats) with order announcements by The Boeing Company and Airbus S.A.S. leading to planned increases in production. The 2017 leading indicators and industry consensus suggest a continuation of current trends in the commercial transport market sector supported by continued RPM growth and increases in production at the OEM level.
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
Commercial Aftermarket
The key growth factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft. After a decline in RPMs in 2009, worldwide RPMs returned to growth between 2010 and 2016 and current industry consensus indicates that positive RPM growth will continue in 2017.
Commercial OEM Market
The commercial transport market sector, the largest sector in the commercial OEM market, grew modestly during 2016. Our commercial transport OEM shipments and revenues generally run ahead of the Boeing and Airbus airframe delivery schedules. As a result and consistent with prior years, our fiscal 2017 shipments will be a function of, among other things, the estimated 2017 and 2018 commercial airframe production rates. We have been experiencing increased sales in the large commercial OEM sector (aircraft with 100 or more seats) driven by an increase in production by The Boeing Company and Airbus S.A.S tied to previous order announcements. Industry consensus indicates this production increase will continue in 2017 and 2018, though the growth may continue to moderate and begin to flatten.
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
Backlog
As of September 30, 2016, the Company estimated its sales order backlog at $1,554 million compared to an estimated sales order backlog of $1,428 million as of September 30, 2015. The increase in estimated sales order backlog is primarily due to acquisitions. The majority of the purchase orders outstanding as of September 30, 2016 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2016 may not necessarily represent the actual amount of shipments or sales for any future period.
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
Employees
As of September 30, 2016, we had approximately 9,300 full-time, part-time and temporary employees. Approximately 11% of our full-time and part-time employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from November 2016 to April 2020. We consider our relationship with our employees generally to be satisfactory.
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
Our commercial business is sensitive to the number of flight hours that our customers’ planes spend aloft, the size and age of the worldwide aircraft fleet and our customers’ profitability. These items are, in turn, affected by general economic and geopolitical and other worldwide conditions.
Our commercial business is directly affected by, among other factors, changes in revenue passenger miles (RPMs), the size and age of the worldwide aircraft fleet and, to a lesser extent, changes in the profitability of the commercial airline industry. RPMs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in the past, the airline industry has been severely affected by the downturn in the global economy, higher fuel prices, the increased security concerns among airline customers following the events of September 11, 2001, the Severe Acute Respiratory Syndrome (SARS) epidemic, and the conflicts in Afghanistan and Iraq, and could be impacted by future geopolitical or other worldwide events, such as war, terrorist acts, or a worldwide infectious disease outbreak. In addition, global market and economic conditions have been challenging with turbulence in the U.S. and international markets and economies and have prolonged declines in business and consumer spending. As a result of the substantial reduction in airline traffic resulting from these events, the airline industry incurred large losses and financial difficulties. Some carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories. If demand for new aircraft and spare parts decreases, there would be a decrease in demand for certain of our products. An adverse change in demand could impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses which may adversely impact our financial condition and access to capital markets.
Our sales to manufacturers of aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.
Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, as well as manufacturers of business jets (which accounted for approximately 27% of our net sales in fiscal year 2016) have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, downturns in the global economy and national and international events. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. Downturns adversely affect our net sales, gross margin and net income.

We rely heavily on certain customers for much of our sales.
Our two largest customers for fiscal year 2016 were Airbus S.A.S. (which includes Satair A/S) and The Boeing Company (which includes Aviall, Inc.). Airbus S.A.S. accounted for approximately 13% of our net sales and The Boeing Company accounted for approximately 12% of our net sales in fiscal year 2016. Our top ten customers for fiscal year 2016 accounted for approximately 45% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to economic downturn, decreased production, strike or resourcing, could have a material adverse effect on our net sales, gross margin and net income.
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
Companies engaged in supplying defense-related equipment and services to U.S. Government agencies are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend us from receiving new contracts based on alleged violations of procurement laws or regulations;

•	terminate existing contracts;

•	reduce the value of existing contracts; and

•	audit our contract-related costs and fees, including allocated indirect costs.
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
Moreover, U.S. Government purchasing regulations contain a number of additional operation requirements, which do not apply to entities not engaged in government contracting. Failure to comply with such government contracting requirements could result in civil and criminal penalties that could have a material adverse effect on the Company’s results of operations.
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
Our indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As of September 30, 2016, our total indebtedness, excluding approximately $17 million of outstanding letters of credit, was approximately $10.2 billion, which was 106.8% of our total book capitalization as a result of our prior year dividends being funded with indebtedness and the addition of approximately $1.8 billion in net new debt during fiscal 2016. We also incurred additional indebtedness subsequent to September 30, 2016 more fully described in Note 23, “Subsequent Events” in the notes to consolidated financial statements included herein.
In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2016, we had approximately $583 million of unused commitments under our revolving loan facility and $50 million of unused capacity under our trade receivable securitization facility (the “Securitization Facility”) (with the availability of the capacity under the Securitization Facility being dependent on the amount of our trade receivables). Although our senior secured credit facility and the indentures governing the various senior subordinated notes outstanding (the “Indentures”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. For example, if the usage of the revolving loan facility exceeds 25% of the total revolving commitments, the Company will be required to maintain a maximum consolidated net leverage ratio of net debt, as defined, to trailing four-quarter EBITDA As Defined. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the Indentures.
Our substantial debt could also have other important consequences to investors. For example, it could:

•	increase our vulnerability to general economic downturns and adverse competitive and industry conditions;

•	increase the risk we are subjected to downgrade or put on a negative watch by the ratings agencies;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital requirements, capital expenditures, acquisitions, research and development efforts and other general corporate requirements;

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

In addition, all of our debt under the senior secured credit facility, which includes $5.3 billion in term loans and a revolving loan facility of $600 million, bears interest at floating rates. Accordingly, if interest rates increase, our debt service expense will also increase. Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facilities. For information about our interest rate swap and cap agreements, see Note 20, “Derivatives and Hedging Instruments” in the notes to the consolidated financial statements included herein.
Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the Indentures. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness, including the Indentures, amounts borrowed under the senior secured credit facility, amounts due under our Securitization Facility, and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule, or at all, or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness, including the amounts borrowed under the senior secured credit facility, amounts borrowed under our Securitization Facility and the Indentures, or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, the Securitization Facility, the Indentures and the senior secured credit facility may restrict us from adopting any of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would otherwise adversely affect the Indentures.
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
A breach of any of these covenants could result in a default under the senior secured credit facility or the Indentures. If any such default occurs, the lenders under the senior secured credit facility and the holders of the senior subordinated notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the senior secured credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the senior secured credit facility, the lenders under that facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the senior subordinated notes. If the debt under the senior secured credit facility or the senior subordinated notes were to be accelerated, we cannot assure that our assets would be sufficient to repay in full our debt.
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
Although we believe that our relations with our employees are satisfactory, we cannot assure that we will be able to negotiate a satisfactory renewal of collective bargaining agreements or that our employee relations will remain stable. Because we maintain a relatively small inventory of finished goods, any work stoppage could materially and adversely affect our ability to provide products to our customers.
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
Our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production.
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
A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition. Furthermore, the Company is subject to laws and regulations, such as the Foreign Corrupt Practices Act, UK Bribery Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents and contractors from making improper payments for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations.
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
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, and technology, were approximately $1.8 billion at September 30, 2016, representing approximately 16% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $5.7 billion at September 30, 2016, representing approximately 53% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
The Company may be subject to risks relating to changes in its tax rates or exposure to additional income tax liabilities.
The Company is subject to income taxes in the United States and various non-U.S. jurisdictions. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. The Company’s future results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. In addition, the amount of income taxes paid by the Company is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.
Our stock price may be volatile, and an investment in our common stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. Shareholders may not be able to sell their shares at or above the purchase price due to fluctuations in the market price of our common stock caused by changes in our operating performance or prospects, including possible changes due to the cyclical nature of the aerospace industry and other factors such as fluctuations in OEM and aftermarket ordering, which could cause short-term swings in profit margins, or unrelated to our operating performance, including market conditions affecting the stock market generally or the stocks of aerospace companies more specifically.
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
We do not regularly declare and pay quarterly or annual cash dividends on our stock.
On July 3, 2013, June 4, 2014 and October 14, 2016, the Company’s Board of Directors authorized and declared special cash dividends of $22.00, $25.00 and $24.00, respectively, on each outstanding share of common stock and cash dividend equivalent payments to holders of options under its stock option plans.
Notwithstanding the special cash dividends declared in July 2013, June 2014 and October 2016, we do not anticipate declaring regular quarterly or annual cash dividends on our common stock or any other equity security in the foreseeable future. The amounts that may be available to us to pay future special cash dividends are restricted under our debt and other agreements. Any payment of special cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, shareholders should not rely on regular quarterly or annual dividend income from shares of our common stock and should not rely on special dividends with any regularity or at all.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
TransDigm’s principal owned properties as of September 30, 2016 are as follows:

Location	Reporting Segment	Square Footage
Miesbach, Germany	Power & Control	242,000
Liberty, SC	Power & Control	219,000
Waco, TX	Power & Control	218,800
Ingolstadt, Germany	Airframe	191,900
Kent, OH	Airframe	185,000
Liverpool, NY	Power & Control	177,000
Bridport, United Kingdom	Airframe	174,700
Union Gap, WA	Airframe	142,000
Phoenix, AZ	Airframe	138,700
Paks, Hungary	Airframe	137,800
Los Angeles, CA	Power & Control	131,000
Bohemia, NY	Power & Control	124,000
Westbury, NY	Power & Control	112,300
Llangeinor, United Kingdom	Airframe	110,000
Letchworth, United Kingdom	Airframe	88,200
Placentia, CA	Airframe	86,600
Addison, IL	Power & Control	83,300
Painesville, OH	Power & Control	63,900
Clearwater, FL	Power & Control	61,000
South Euclid, OH	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Earlysville, VA	Power & Control	53,000
Branford, CT	Airframe	52,000
Avenel, NJ	Power & Control	48,500
Herstal, Belgium	Airframe	45,700
Rancho Cucamonga, CA	Power & Control	45,000
Valencia, CA	Airframe	38,000
Pennsauken, NJ	Airframe	38,000
Ryde, United Kingdom	Power & Control	33,200
Rancho Cucamonga, CA	Airframe	32,700
Melaka, Malaysia	Power & Control	24,800
Deerfield Beach, FL	Non-aviation	20,000
The Liberty, Waco, Kent, Union Gap, Phoenix, Los Angeles, Placentia, Addison, Painesville, South Euclid, Wichita, Avenel and Deerfield Beach properties and the two Rancho Cucamonga properties are subject to mortgage liens under our senior secured credit facility. The Bohemia property will also become subject to a mortgage lien under our senior secured credit facility. The Earlysville property is currently vacant.
TransDigm’s principal leased properties as of September 30, 2016 are as follows:

Location	Reporting Segment	Square Footage
Holmestrand, Norway	Airframe	149,000
Santa Ana, CA	Airframe	144,300
Dayton, NV	Airframe	144,000
Everett, WA	Airframe	121,000
Whippany, NJ	Power & Control	115,300

Location	Reporting Segment	Square Footage
Whippany, NJ	Power & Control	114,300
Nittambuwa, Sri Lanka	Airframe	113,000
Goldsboro, NC	Power & Control	101,000
Fullerton, CA	Airframe	100,000
Anaheim, CA	Airframe	99,900
Collegeville, PA	Airframe	90,000
Miesbach, Germany	Power & Control	81,000
Kunshan, China	Non-aviation	75,300
Camarillo, CA	Power & Control	70,000
Matamoros, Mexico	Power & Control	60,500
Elkhart, IN	Non-aviation	51,500
Tempe, AZ	Power & Control	40,200
Chongqing, China	Airframe	37,700
Northridge, CA	Power & Control	35,000
Erie, PA	Airframe	30,500
Ashford, United Kingdom	Power & Control	28,000
London, United Kingdom	Airframe	27,400
Nogales, Mexico	Airframe	27,000
Kunshan, China	Airframe	25,600
Bridgend, United Kingdom	Airframe	24,800
Memphis, TN	Power & Control	20,800
Pennsauken, NJ	Airframe	20,500
San Diego, CA	Power & Control	19,000
Lund, Sweden	Power & Control	17,600
Lake Elsinore, CA	Airframe	16,100
Cleveland, OH	Power & Control	13,100
Our Cleveland, OH and Pasadena, CA corporate facilities house our principal executive offices, and we currently lease approximately 20,100 square feet and 5,300 square feet, respectively, for those purposes. TransDigm also leases certain of its other non-material facilities. Management believes that our machinery, plants and offices are in satisfactory operating condition and that it will have sufficient capacity to meet foreseeable future needs without incurring significant additional capital expenditures.

ITEM 3.    LEGAL PROCEEDINGS
During the ordinary course of business, TransDigm is from time to time a party to legal actions and other proceedings related to its businesses, products or operations. While TransDigm is currently involved in some legal proceedings, management believes the results of these proceedings will not have a material effect on its financial condition, results of operations, or cash flows.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “TDG.” The following chart sets forth, for the periods indicated, the high and low sales prices of the common stock on the NYSE.

Quarterly Stock Prices
	High	Low
Fiscal 2015
For Quarter ended December 27, 2014	$201.04	$166.61
For Quarter ended March 28, 2015	226.21	194.30
For Quarter ended June 27, 2015	232.18	211.33
For Quarter ended September 30, 2015	244.90	208.35
Fiscal 2016
For Quarter ended January 2, 2016	$238.51	$210.22
For Quarter ended April 2, 2016	232.42	180.76
For Quarter ended July 2, 2016	268.00	218.56
For Quarter ended September 30, 2016	294.38	257.28
Holders
On November 4, 2016, there were 36 stockholders of record of our common stock. We estimate that there were approximately 48,000 beneficial stockholders as of November 4, 2016, which includes an estimated amount of stockholders who have their shares held in their accounts by banks and brokers.
Dividends
In June 2014, TD Group’s Board of Directors declared and paid a special cash dividend of $25.00 on each outstanding share of common stock. No dividends were declared in fiscal 2015 or fiscal 2016. On October 14, 2016, TD Group’s Board of Directors authorized and declared a special cash dividend of $24.00 on each outstanding share of common stock and cash dividend equivalent payments under options granted under its stock option plans. The record date for the special dividend was October 24, 2016, and the payment date for the dividend was November 1, 2016.
We do not anticipate declaring regular quarterly or annual cash dividends on our common stock in the near future. Any declaration of special cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions under the senior secured credit facility and Indentures, the availability of surplus under Delaware law and other factors deemed relevant by our Board of Directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our senior secured credit facility and Indentures and may be limited by future debt or other agreements that we may enter into.
Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P Midcap 400 Index, the S&P 500 Index (“S&P 500”) and the S&P MidCap 400 S&P Aerospace & Defense Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on September 30, 2011.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransDigm Group Inc., the S&P MidCap 400 Index, the S&P 500
and S&P MidCap 400 S&P Aerospace & Defense Index
*$100 invested on 9/30/11 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.
Copyright 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/30/11	9/30/12	9/30/13	9/30/14	9/30/15	9/30/16
TransDigm Group Inc.	100.00	173.71	215.42	328.96	379.07	515.97
S&P MidCap 400 Index	100.00	128.54	164.12	183.51	186.07	214.59
S&P 500	100.00	130.20	155.39	186.05	184.91	213.44
S&P MidCap 400 S&P Aerospace & Defense Index	100.00	123.91	202.38	255.90	228.69	274.73
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
On October 22, 2014, our Board of Directors authorized a stock repurchase program permitting us to repurchase a portion of our outstanding stock not to exceed $300 million in the aggregate. During fiscal 2016, until the $300 million program was replaced on January 21, 2016, the Company had repurchased 452,187 shares of its common stock at a gross cost of approximately $98.7 million at the weighted-average price per share of $218.23.
On January 21, 2016, our Board of Directors authorized a stock repurchase program replacing the $300 million program with a repurchase program permitting us to repurchase a portion of our outstanding common shares not to exceed $450 million in the aggregate. As of September 30, 2016, the Company had repurchased 563,200 shares of its common stock at a gross cost of approximately $109.1 million at the weighted-average price per share of $193.67 under the $450 million stock repurchase program. During the thirteen week period ended September 30, 2016, there were no repurchases of common stock. As of September 30, 2016, approximately $340.9 million is available for repurchase under the $450 million stock repurchase program, subject to the limitations in accordance with our credit agreement as described within the Liquidity and Capital Resources section of Item 7. - “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

During the fiscal year ended September 30, 2016, the Company received 2,548 shares as forfeiture in lieu of payment for withholding taxes on the vesting of restricted stock, the deemed gross cost of the shares was approximately $0.6 million at a weighted-average price per share of $225.58.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2012 to 2016, which have been derived from TD Group’s audited consolidated financial statements.
Separate historical financial information of TransDigm Inc. is not presented since the 5.50% Senior Subordinated Notes issued in October 2012 (the “2020 Notes”), the 7.50% Senior Subordinated Notes issued in July 2013 (the “2021 Notes”), the 6.00% Senior Subordinated Notes issued in June 2014 (the “2022 Notes”), the 6.50% Senior Subordinated Notes issued June 2014 (the “2024 Notes”), the 6.50% Senior Subordinated Notes issued May 2015 (the “2025 Notes”) and the 6.375% Senior Subordinated Notes issued June 2016 (the “2026 Notes”) (also together with the 2020 Notes, the 2021 Notes, the 2022 Notes, the 2024 Notes, the 2025 Notes, and the 2026 Notes, the “Notes”) are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or significant assets separate from its investment in TransDigm Inc.
Acquisitions of businesses and product lines completed by TD Group during the last five fiscal years are as follows:

Date	Acquisition
December 9, 2011	Harco Laboratories, Inc.
February 15, 2012	AmSafe Global Holdings, Inc.
September 17, 2012	Aero-Instruments Co., LLC
June 5, 2013	Aerosonic Corporation
June 5, 2013	Arkwin Industries, Inc.
June 28, 2013	Whippany Actuation
December 19, 2013	Airborne Global Inc. (“Airborne”)
March 6, 2014	Elektro-Metall Export GmbH (“EME”)
March 26, 2015	Telair Cargo Group (comprised of Telair International GmbH, Telair US LLC and Nordisk Aviation Products)
March 31, 2015	Franke Aquarotter GmbH (“Adams Rite Aerospace GmbH”)
May 14, 2015	Pexco LLC (“Pexco Aerospace”)
August 19, 2015	PneuDraulics, Inc. (“PneuDraulics”)
January 4, 2016	Breeze-Eastern Corporation (“Breeze-Eastern”)
June 23, 2016	Data Device Corporation (“DDC”)
September 23, 2016	Young & Franklin Inc. / Tactair Fluid Controls Inc. (“Tactair”)
All of the acquisitions were accounted for using the acquisition method. The results of operations of the acquired businesses and product lines are included in TD Group’s consolidated financial statements from the effective date of each acquisition.

The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

	Fiscal Years Ended September 30,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts )
Statement of Income Data:
Net sales	$3,171,411	$2,707,115	$2,372,906	$1,924,400	$1,700,208
Gross profit(1)	1,728,063	1,449,845	1,267,874	1,049,562	945,717
Selling and administrative expenses	382,858	321,624	276,446	254,468	201,709
Amortization of intangible assets	77,445	54,219	63,608	45,639	44,233
Income from operations(1)	1,267,760	1,074,002	927,820	749,455	699,775
Interest expense—net	483,850	418,785	347,688	270,685	211,906
Refinancing costs	15,794	18,393	131,622	30,281	—
Income from continuing operations before income taxes	768,116	636,824	448,510	448,489	487,869
Income tax provision(2)	181,702	189,612	141,600	145,700	162,900
Net income	$586,414	$447,212	$306,910	$302,789	$324,969
Net income applicable to common stock	$583,414	$443,847	$180,284	$131,546	$321,670
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	53,326	53,112	52,748	52,258	50,996
Vested options deemed participating securities	2,831	3,494	4,245	2,822	2,886
Total shares for basic and diluted earnings per share	56,157	56,606	56,993	55,080	53,882
Net earnings per share:
Net earnings per share(3)	$10.39	$7.84	$3.16	$2.39	$5.97
Cash dividends paid per common share	$—	$—	$25.00	$34.85	$—

	As of September 30,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,586,994	$714,033	$819,548	$564,740	$440,524
Working capital(4,5)	2,178,094	1,128,993	1,066,735	968,207	787,834
Total assets(4,5)	10,726,277	8,303,935	6,626,786	6,046,029	5,368,293
Long-term debt, including current portion(5)	10,195,607	8,349,602	7,380,738	5,658,570	3,556,935
Stockholders’ (deficit) equity	(651,490)	(1,038,306)	(1,556,099)	(336,381)	1,218,834

(1)
Gross profit and income from operations include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2016, 2015, 2014, 2013 and 2012 of $23,449, $11,362, $10,441, $7,352 and $12,882, respectively.

(2)
For the fiscal year ended September 30, 2016, the income tax provision was impacted by the adoption of Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Refer to Note 4, “Recent Accounting Pronouncements,” and Note 13, “Income Taxes” in the notes to the consolidated financial statements included herein for additional information.

(3)	Net earnings per share is calculated by dividing net income applicable to common stock by the basic and diluted weighted average common shares outstanding.

(4)
In connection with adopting ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” for reporting periods ended after October 1, 2015, the Company reclassified $45,375, $37,669, $30,182 and $29,134 from current deferred income tax assets in our consolidated balance sheets as of September 2015, 2014, 2013 and 2012, respectively, to non-

current deferred income tax liabilities. Refer to Note 4, “Recent Accounting Pronouncements,” in the notes to the consolidated financial statements included herein for additional information.

(5)
In connection with adopting ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” for reporting periods ended after October 1, 2015, the Company reclassified $77,740, $92,393, $72,668 and $62,190 from debt issuance costs in our consolidated balance sheets as of September 2015, 2014, 2013 and 2012, respectively, to the current portion of long-term and long-term-term debt. Refer to Note 4, “Recent Accounting Pronouncements,” in the notes to the consolidated financial statements included herein for additional information.

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
Our management believes that EBITDA and EBITDA As Defined are useful as indicators of liquidity because securities analysts, investors, rating agencies and others use EBITDA to evaluate a company’s ability to incur and service debt. In addition, EBITDA As Defined is useful to investors because the revolving commitments under our senior secured credit facility requires compliance under certain circumstances, on a pro forma basis, with a financial covenant that measures the ratio of the amount of our secured indebtedness to the amount of our Consolidated EBITDA defined in the same manner as we define EBITDA As Defined herein.
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

	Fiscal Years Ended September 30,
	2016	2015	2014	2013	2012
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$668,930	$520,938	$541,222	$470,205	$413,885
Investing activities	(1,443,046)	(1,679,149)	(329,638)	(502,442)	(876,292)
Financing activities	1,646,835	1,054,947	43,973	156,195	527,186
Depreciation and amortization	121,670	93,663	96,385	73,515	68,227
Capital expenditures	43,982	54,871	34,146	35,535	25,246
Ratio of earnings to fixed charges(1)	2.6x	2.5x	2.3x	2.6x	3.3x
Other Data:
EBITDA(2)	$1,373,636	$1,149,272	$892,583	$792,689	$768,002
EBITDA As Defined(2)	$1,495,196	$1,233,654	$1,073,207	$900,278	$809,019

(1)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense.

(2)
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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2016	2015	2014	2013	2012
	(in thousands)
Net income	$586,414	$447,212	$306,910	$302,789	$324,969
Adjustments:
Depreciation and amortization expense	121,670	93,663	96,385	73,515	68,227
Interest expense, net	483,850	418,785	347,688	270,685	211,906
Income tax provision(1)	181,702	189,612	141,600	145,700	162,900
EBITDA	1,373,636	1,149,272	892,583	792,689	768,002
Adjustments:
Inventory purchase accounting adjustments(2)	23,449	11,362	10,441	7,352	12,882
Acquisition integration costs(3)	18,539	12,554	7,239	10,942	7,896
Acquisition transaction-related expenses(4)	15,711	12,289	3,480	8,139	5,880
Acquisition earn-out adjustments(5)	—	—	—	—	(5,000)
Other acquisition accounting adjustments	—	—	—	—	(2,792)
Non-cash stock and deferred compensation expense(6)	48,306	31,500	26,332	48,884	22,151
Refinancing costs(7)	15,794	18,393	131,622	30,281	—
Other, net (8)	(239)	(1,716)	1,510	1,991	—
EBITDA As Defined	$1,495,196	$1,233,654	$1,073,207	$900,278	$809,019

(1)
For the period ended September 30, 2016, the income tax provision was impacted by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Refer to Note 4, “Recent Accounting Pronouncements,” and Note 13, “Income Taxes” in the notes to the consolidated financial statements included herein for additional information.

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

(6)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(7)
For the period ended September 30, 2016, represents debt issuance costs expensed in conjunction with the refinancing of our 2013 Tranche C Term Loans in June 2016. For the period ended September 30, 2015, represents debt issuance costs expensed in conjunction with the refinancing of our 2013 Tranche B Term Loans in May 2015. For the period ended September 30, 2014, represents debt issuance costs including the premium paid to redeem our 2018 Notes in June 2014. For the period ended September 30, 2013, represents debt issuance costs expensed in conjunction with the refinancing of our 2010 Term Loans and 2011 Term Loans in February 2013.

(8)	Primarily represents foreign currency transaction gain or loss on intercompany loans to be settled and gain or loss on sale of fixed assets.
The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2016	2015	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$668,930	$520,938	$541,222	$470,205	$413,885
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	110,905	24,322	(27,967)	(71,618)	(11,749)
Net gain on sale of real estate	—	—	804	—	—
Interest expense, net(1)	467,639	402,988	333,753	258,752	199,362
Income tax provision—current(2)	175,894	188,952	151,016	148,314	138,100
Non-cash stock and deferred compensation expense(3)	(48,306)	(31,500)	(26,332)	(48,884)	(22,151)
Excess tax benefit from exercise of stock options(2)	—	61,965	51,709	66,201	50,555
Refinancing costs(4)	(1,426)	(18,393)	(131,622)	(30,281)	—
EBITDA	1,373,636	1,149,272	892,583	792,689	768,002
Adjustments:
Inventory purchase accounting adjustments(5)	23,449	11,362	10,441	7,352	12,882
Acquisition integration costs(6)	18,539	12,554	7,239	10,942	7,896
Acquisition transaction-related expenses(7)	15,711	12,289	3,480	8,139	5,880
Acquisition earn-out adjustments(8)	—	—	—	—	(5,000)
Other acquisition accounting adjustments	—	—	—	—	(2,792)
Non-cash stock and deferred compensation expense(3)	48,306	31,500	26,332	48,884	22,151
Refinancing costs(4)	15,794	18,393	131,622	30,281	—
Other, net(9)	(239)	(1,716)	1,510	1,991	—
EBITDA As Defined	$1,495,196	$1,233,654	$1,073,207	$900,278	$809,019

(1)	Represents interest expense excluding the amortization of debt issuance costs and note premium and discount.

(2)
For the period ended September 30, 2016, the income tax provision and Excess tax benefit from exercise of stock options were impacted by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Refer to Note 4, “Recent Accounting Pronouncements,” and Note 13, “Income Taxes” in the notes to the consolidated financial statements included herein for additional information.

(3)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(4)
For the period ended September 30, 2016, represents debt issuance costs expensed in conjunction with the refinancing of our 2013 Tranche C Term Loans in June 2016. For the period ended September 30, 2015, represents debt issuance costs expensed in conjunction with the refinancing of our 2013 Tranche B in May 2015. For the period ended September 30, 2014, represents debt issuance costs including the premium paid to redeem our 2018 Notes in June 2014. For the period ended September 30, 2013, represents debt issuance costs expensed in conjunction with the refinancing of our 2010 Term Loans and 2011 Term Loans in February 2013.

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

(9)	Primarily represents foreign currency transaction gain or loss on intercompany loans to be settled and gain or loss on sale of fixed assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
For fiscal year 2016, we generated net sales of $3,171.4 million, gross profit of $1,728.1 million or 54.5% of sales, and net income of $586.4 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long term.
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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired 58 businesses and/or product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume.
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
Goodwill and Other Intangible Assets: In accordance with ASC 805, “Business Combinations,” the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed were recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. In addition to using management estimates and negotiated amounts, the Company used a variety of information sources to determine the estimated fair values of acquired assets and liabilities including third-party appraisals for the estimated value and lives of identifiable intangible assets. Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition.
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
The Company had 32 reporting units with goodwill as of the first day of the fourth quarter of fiscal 2016, the date of the last annual impairment test. The estimated fair values of each of the reporting units was substantially in excess of their respective carrying values, and therefore, no goodwill impairment was recorded. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, the reporting units would continue to have fair values substantially in excess of their respective carrying values.
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
Stock-Based Compensation: The cost of the Company’s stock-based compensation is recorded in accordance with ASC 718, “Stock Compensation.” The Company uses a Black-Scholes-Merton option pricing model to estimate the grant-date fair value of the stock options awarded. The Black-Scholes-Merton model requires assumptions regarding the expected volatility of the Company’s common shares, the risk-free interest rate, the expected life of the stock options award and the Company’s dividend yield. The Company utilizes historical data in determining these assumptions. An increase or decrease in the assumptions or economic events outside of management’s control could have an impact on the Black-Scholes-Merton model.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Fiscal Years Ended September 30,
	2016	2016 % of Sales	2015	2015 % of Sales	2014	2014 % of Sales
Net sales	$3,171,411	100.0%	$2,707,115	100.0%	$2,372,906	100.0%
Cost of sales	1,443,348	45.5	1,257,270	46.4	1,105,032	46.6
Selling and administrative expenses	382,858	12.1	321,624	11.9	276,446	11.7
Amortization of intangible assets	77,445	2.4	54,219	2.0	63,608	2.7
Income from operations	1,267,760	40.0	1,074,002	39.7	927,820	39.1
Interest expense, net	483,850	15.3	418,785	15.5	347,688	14.7
Refinancing costs	15,794	0.5	18,393	0.7	131,622	5.5
Income tax provision	181,702	5.7	189,612	7.0	141,600	6.0
Net Income	$586,414	18.5%	$447,212	16.5%	$306,910	12.9%
Fiscal year ended September 30, 2016 compared with fiscal year ended September 30, 2015
Total Company
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2016 and 2015 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change Total Sales
	September 30, 2016	September 30, 2015
Organic sales	$2,762.2	$2,707.1	$55.1	2.0%
Acquisition sales	409.2	—	409.2	15.1%
	$3,171.4	$2,707.1	$464.3	17.1%
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition date. The amount of acquisition sales shown in the table above was attributable to the acquisitions of Breeze-Eastern and Data Device Corporation in fiscal year 2016 and the acquisitions of PneuDraulics, Pexco Aerospace, Adams Rite Aerospace GmbH and Telair Cargo Group in fiscal year 2015.
Commercial aftermarket organic sales increased by $61.3 million, or 6.1%, commercial OEM organic sales decreased by $8.8 million, or 1.1%, and defense organic sales were flat when comparing the fiscal year ended September 30, 2016 to the fiscal year ended September 30, 2015.
Cost of Sales and Gross Profit. Cost of sales increased by $186.0 million, or 14.8%, to $1,443.3 million for the fiscal year ended September 30, 2016 compared to $1,257.3 million for the fiscal year ended September 30, 2015. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2016 and 2015 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2016	September 30, 2015
Cost of sales—excluding costs below	$1,405.6	$1,235.1	$170.5	13.8%
% of total sales	44.3%	45.6%
Inventory purchase accounting adjustments	23.4	11.4	12.0	105.3%
% of total sales	0.7%	0.4%
Acquisition integration costs	8.3	6.1	2.2	36.1%
% of total sales	0.3%	0.2%
Stock compensation expense	6.0	4.7	1.3	27.7%
% of total sales	0.2%	0.2%
Total cost of sales	1,443.3	1,257.3	$186.0	14.8%
% of total sales	45.5%	46.4%
Gross profit	$1,728.1	$1,449.8	$278.3	19.2%
Gross profit percentage	54.5%	53.6%	0.9%
The increase in the dollar amount of cost of sales during the fiscal year ended September 30, 2016 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth.

Gross profit as a percentage of sales increased by 0.9 percentage points to 54.5% for the fiscal year ended September 30, 2016 from 53.6% for the fiscal year ended September 30, 2015. The dollar amount of gross profit increased by $278.3 million, or 19.2%, for the fiscal year ended September 30, 2016 compared to the comparable period last year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $171.2 million for the fiscal year ended September 30, 2016, which represented gross profit of approximately 42% of the acquisition sales. The lower gross profit margin on the acquisition sales reduced gross profit as a percentage of consolidated sales by approximately 2 percentage points.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $122.6 million for the fiscal year ended September 30, 2016.

•
Slightly offsetting the increases in gross profit was the impact of higher inventory purchase accounting adjustments, acquisition integration costs and stock compensation expense charged to cost of sales of approximately $15.5 million.

Selling and Administrative Expenses. Selling and administrative expenses increased by $61.3 million to $382.9 million, or 12.1% of sales, for the fiscal year ended September 30, 2016 from $321.6 million, or 11.9% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2016 and 2015 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2016	September 30, 2015
Selling and administrative expenses—excluding costs below	$314.5	$276.1	$38.4	13.9%
% of total sales	9.9%	10.2%
Stock compensation expense	42.4	26.8	15.6	58.2%
% of total sales	1.3%	1.0%
Acquisition-related expenses	26.0	18.7	7.3	39.0%
% of total sales	0.8%	0.7%
Total selling and administrative expenses	$382.9	$321.6	$61.3	19.1%
% of total sales	12.1%	11.9%
The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2016 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $44.8 million, which was approximately 11% of acquisition sales, and higher acquisition-related and stock compensation expenses of $7.3 million and $15.6 million, respectively.
Amortization of Intangible Assets. Amortization of intangible assets increased to $77.4 million for the fiscal year ended September 30, 2016 from $54.2 million for the comparable period last year. The net increase of $23.2 million was primarily due to the acquisitions of Breeze-Eastern and Data Device Corporation in fiscal 2016 and full year amortization recorded on the acquisitions made during fiscal 2015.
Refinancing Costs. Refinancing costs of $15.8 million were recorded during the year ended September 30, 2016 representing debt issuance costs expensed in connection with the debt financing activity in June 2016. Included within the $15.8 million was approximately $1.4 million of unamortized debt issuance costs written off. Refinancing costs of $18.4 million were recorded during the fiscal year ended September 30, 2015 representing debt issuance costs expensed in conjunction with the debt financing activity in May 2015. Included within the $18.4 million was approximately $10.2 million of unamortized debt issuance costs written off.
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and revolving credit facility fees offset by interest income. Interest expense-net increased $65.1 million, or 15.5%, to $483.9 million for the fiscal year ended September 30, 2016 from $418.8 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $8,834 million for the fiscal year ended September 30, 2016 and approximately $7,827 million for the fiscal year ended September 30, 2015 in addition to a slight increase in the weighted average cash interest rate during the fiscal year ended September 30, 2016 of 5.3% compared to the weighted average cash interest rate during the comparable prior period of 5.2%. The increase in weighted average level of borrowings was primarily due to the issuance of the 2026 Notes for $950 million in June 2016, the additional incremental term loans of $950 million in June 2016, the issuance of the 2025 Notes for $450 million in May 2015 and the additional incremental term loans of $1.0 billion in May 2015. The weighted average interest rate for cash interest payments on total borrowings outstanding at September 30, 2016 was 5.2%.

Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 23.7% for the fiscal year ended September 30, 2016 compared to 29.8% for the fiscal year ended September 30, 2015. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to excess tax benefits on equity compensation, foreign earnings taxed at rates lower than the U.S. statutory rates, and the domestic manufacturing deduction. The decrease in the effective tax rate for the fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015 was primarily due to the excess tax benefits on equity compensation and foreign earnings taxed at rates lower than the U.S. statutory rate.
Net Income. Net income increased $139.2 million, or 31.1%, to $586.4 million for the fiscal year ended September 30, 2016 compared to net income of $447.2 million for the year ended September 30, 2015, primarily as a result of the factors referred to above.
Earnings per Share. The basic and diluted earnings per share were $10.39 for the fiscal year ended September 30, 2016 and $7.84 per share for the fiscal year ended September 30, 2015. Net income for the fiscal year ended September 30, 2016 of $586.4 million was decreased by dividend equivalent payments of $3.0 million resulting in net income available to common shareholders of $583.4 million. Net income for the fiscal year ended September 30, 2015 of $447.2 million was decreased by dividend equivalent payments of $3.4 million resulting in net income available to common shareholders of $443.8 million. The increase in earnings per share of $2.55 per share to $10.39 per share is a result of the factors referred to above.
Business Segments
Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2016 and 2015 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2016	% of Sales	2015	% of Sales
Power & Control	$1,621.7	51.1%	$1,330.1	49.1%	$291.6	21.9%
Airframe	1,447.9	45.7%	1,280.7	47.3%	167.2	13.1%
Non-aviation	101.8	3.2%	96.3	3.6%	5.5	5.7%
	$3,171.4	100.0%	$2,707.1	100.0%	$464.3	17.2%
Organic sales for the Power & Control segment decreased $21.2 million, or a decrease of 1.6%, when compared to the fiscal year ended September 30, 2015. The organic sales decrease resulted primarily from decreases in commercial OEM sales ($31.4 million, a decrease of 9.3%) and in defense sales ($20.6 million, a decrease of 4.0%) partially offset by an increase in commercial aftermarket sales ($32.1 million, an increase of 7.1%). Acquisition sales for the Power & Control segment totaled $312.8 million, or an increase of 23.5%, resulting from the acquisitions of Breeze-Eastern and Data Device Corporation in fiscal year 2016 and the acquisitions of PneuDraulics, Telair International GmbH and Telair US LLC in fiscal year 2015.
Organic sales for the Airframe segment increased $70.7 million, or an increase of 5.5%, when compared to the fiscal year ended September 30, 2015. The organic sales increase primarily resulted from increases in commercial aftermarket ($29.3 million, an increase of 5.3%), commercial OEM sales ($19.6 million, an increase of 4.5%) and defense sales ($21.6 million, an increase of 7.7%). Acquisition sales for the Airframe segment totaled $96.5 million, or an increase of 7.5%, resulting from the acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products in fiscal year 2015.
Sales for the Non-aviation segment increased $5.5 million when compared to the fiscal year ended September 30, 2015. The sales increase was primarily due to an increase in commercial OEM sales of approximately $3.0 million. There was no impact from acquisitions in the results of the Non-aviation segment.
EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2016 and 2015 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2016	% of Segment Sales	2015	% of Segment Sales
Power & Control	$787.4	48.6%	$653.0	49.1%	$134.4	20.6%
Airframe	709.9	49.0%	585.5	45.7%	124.4	21.2%
Non-aviation	28.2	27.7%	22.4	23.3%	5.8	25.9%
	$1,525.5	48.1%	$1,260.9	46.6%	$264.6	21.0%
Organic EBITDA As Defined for the Power & Control segment increased approximately $22.9 million for the fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015. EBITDA As Defined from the acquisitions of Breeze-Eastern and Data Device Corporation in fiscal year 2016 and the acquisitions of PneuDraulics, Telair International GmbH and Telair US LLC in fiscal year 2015 was approximately $111.5 million for the fiscal year ended September 30, 2016.
Organic EBITDA As Defined for the Airframe segment increased approximately $76.9 million for the fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015. EBITDA As Defined from the fiscal year 2015 acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products was approximately $47.5 million for the fiscal year ended September 30, 2016.
EBITDA As Defined for the Non-aviation segment increased approximately $5.8 million for the fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015. There was no impact from acquisitions in the results of the Non-aviation segment.
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
Commercial aftermarket sales increased $36.9 million, or an increase of 4.2%, defense sales increased $29.8 million, or an increase of 4.3%, and commercial OEM sales increased $16.4 million, or an increase of 2.4%, for the fiscal year ended September 30, 2015 compared to fiscal year ended September 30, 2014.
Cost of Sales and Gross Profit. Cost of sales increased by $152.3 million, or 13.8%, to $1,257.3 million for the fiscal year ended September 30, 2015 compared to $1,105.0 million for the fiscal year ended September 30, 2014. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2015 and 2014 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2015	September 30, 2014
Cost of sales—excluding acquisition-related costs below	$1,235.1	$1,084.5	$150.6	13.9%
% of total sales	45.6%	45.7%
Inventory purchase accounting adjustments	11.4	10.4	1.0	9.6%
% of total sales	0.4%	0.4%
Acquisition integration costs	6.1	6.1	—	—%
% of total sales	0.2%	0.3%
Stock compensation expense	4.7	4.0	0.7	17.5%
% of total sales	0.2%	0.2%
Total cost of sales	$1,257.3	$1,105.0	$152.3	13.8%
% of total sales	46.6%	45.5%
Gross profit	$1,449.8	$1,267.9	$181.9	14.3%
Gross profit percentage	53.6%	53.4%	0.2%
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
The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2015 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $23 million, which was approximately 9% of acquisition sales, and higher acquisition-related and stock compensation expenses of $14.1 million and $4.4 million, respectively.
Amortization of Intangible Assets. Amortization of intangible assets decreased to $54.2 million for the fiscal year ended September 30, 2015 from $63.6 million for the comparable period last year. The net decrease of $9.4 million was primarily due to order backlog amortization expense from prior acquisitions becoming fully amortized.
Refinancing Costs. Refinancing costs of $18.4 million were recorded during the fiscal year ended September 30, 2015 representing debt issuance costs expensed in connection with the debt financing activity in May 2015. Included within the $18.4 million was approximately $10.2 million of unamortized debt issuance costs written off. Refinancing costs of $131.6 million were recorded during the fiscal year ended September 30, 2014 representing debt issuance costs expensed in conjunction with the repurchase of the 2018 Notes. The $131.6 million expense consisted of the premium of $121.1 million paid to redeem the 2018 Notes and the write-off of debt issuance costs of $10.5 million.
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and revolving credit facility fees offset by interest income. Interest expense-net increased $71.1 million, or 20.4%, to $418.8 million for the fiscal year ended September 30, 2015 from $347.7 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $7,827 million for the fiscal year ended September 30, 2015 and approximately $6,310 million for the fiscal year ended September 30, 2014 slightly offset by a decrease in the weighted average cash interest rate during the fiscal year ended September 30, 2015 of 5.2% compared to the weighted average cash interest rate during the comparable prior period of 5.3%. The increase in weighted average level of borrowings was primarily due to the issuance of the 2025 Notes for $450.0 million in May 2015 and the additional incremental term loan of $1,000.0 million in May 2015. The weighted average interest rate for cash interest payments on total borrowings outstanding at September 30, 2015 was 5.0%.
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
Organic sales for the Power & Control segment increased approximately $32 million when compared to the fiscal year ended September 30, 2014. The sales increase was primarily due to an increase in defense sales of approximately $23 million, or an increase of 5.0%. Acquisition sales for the Power & Control segment totaled $136 million, or an 11.7% increase in segment sales, resulting from the acquisitions of Telair International, Telair US and PneuDraulics in fiscal 2015.
Organic sales for the Airframe segment, increased approximately $45 million when compared to the fiscal year ended September 30, 2014. The sales increase was primarily due to an increase in commercial aftermarket sales of approximately $34 million, or an increase of 7.2%, and an increase in commercial OEM sales of approximately $12 million, or an increase of 3.1%. Acquisition sales for the Airframe segment totaled $120 million, or a 10.8% increase in segment sales, resulting from the acquisitions of Nordisk Aviation Products, Adams Rite Aerospace GmbH and Pexco Aerospace in fiscal 2015 and Airborne and EME in fiscal 2014.
Sales for the Non-aviation segment increased approximately $0.8 million when compared to the fiscal year ended September 30, 2014. The sales increase was primarily due to an increase in commercial OEM sales of approximately $0.6 million. There was no impact from acquisitions in the results of the Non-aviation segment.
EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2015 and 2014 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2015	% of Segment Sales	2014	% of Segment Sales
Power & Control	$653.0	49.1%	$585.6	50.4%	$67.4	11.5%
Airframe	585.5	45.7%	494.1	44.3%	91.4	18.5%
Non-aviation	22.4	23.3%	18.5	19.3%	3.9	21.1%
	$1,260.9	46.6%	$1,098.2	46.3%	$162.7	14.8%
Organic EBITDA As Defined for the Power & Control segment increased approximately $26 million for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014. EBITDA As Defined from the acquisitions in fiscal years 2015 and 2014 was approximately $41 million for the fiscal year ended September 30, 2015.
Organic EBITDA As Defined for the Airframe segment increased approximately $49 million for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014. EBITDA As Defined from the acquisitions in fiscal years 2015 and 2014 was approximately $42 million for the fiscal year ended September 30, 2015.

EBITDA As Defined for the Non-aviation segment increased approximately $4 million for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014. There was no impact from acquisitions in the results of the Non-aviation segment.
Backlog
For information about our backlog, see Item 1. - “Business.”
Foreign Operations
Our direct sales to foreign customers were approximately $1,169.5 million, $881.1 million, and $735.9 million for fiscal years 2016, 2015 and 2014, respectively. Sales to foreign customers are subject to numerous additional risks, including foreign currency fluctuations, the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Inflation
Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2016, 2015 and 2014 were immaterial.
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
We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 7.0. Our debt leverage ratio at September 30, 2016 was approximately 6.8.
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
As a result of the debt financings in June 2016 and October 2016, interest payments will increase going forward in line with the terms of the related debt agreements. Based on its current levels of operations and absent any disruptive events, management believes that the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improve our cost structure and providing highly engineered value-added products to customers), will provide the internally generated funds, combined with the borrowings available under our revolving loan facility, to finance its operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal 2017. There can be no assurance, however, that the Company’s business will generate sufficient cash flow from operating activities or that future borrowings will be available to the Company under the senior secured credit facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. Also, to the extent the Company accelerates its growth plans, consummates acquisitions or has lower than anticipated sales or increases in expenses, the Company may also need to raise additional capital. In particular, increased working capital needs occur whenever the Company consummates acquisitions or experiences strong incremental demand. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all.
In the future, the Company may increase its borrowings in connection with acquisitions, if cash flow from operating activities becomes insufficient to fund current operations or for other short-term cash needs or for stock repurchases or dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.
Operating Activities. The Company generated $668.9 million of net cash from operating activities during fiscal 2016 compared to $520.9 million during fiscal 2015, a net increase of $148.0 million. The increase is primarily attributable to a $139.2 million increase in income from operations. Other items impacting the change in net cash from operating activities were items adjusting net income for non-cash expenses and income, which increased by $33.4 million when excluding the impact of the Company’s adoption of ASU 2016-09 in fiscal 2016. The prospective adoption of ASU 2016-09 in fiscal 2016 (as further detailed in Note 4 to the consolidated financial statements included herein) resulted in an increase in net cash flow from operating activities of approximately $43.6 million compared to a decrease in net cash flow from operating activities of approximately $62.0 million in fiscal 2015. Partially offsetting the increase in net cash from operating activities was higher interest payments of $49.7 million and higher income tax payments of $55.9 million. The increase in interest payments is attributable to timing differences of the payments and the increase in principal from the June 2016 and May 2015 debt financing activities. The increase in income tax payments is attributable to higher income before income taxes and lower excess tax benefits on share-based payment arrangements compared to fiscal 2015.
Changes in trade accounts receivable, inventories, and accounts payable provided approximately $48.3 million less cash flow when compared to fiscal 2015. The change in trade accounts receivable during fiscal 2016 was a use of $80.1 million in cash compared to a use of cash of $25.4 million in fiscal 2015, which is an additional use of cash of $54.7 million year over year. The higher use of cash in fiscal 2016 compared to fiscal 2015 is attributable to the timing of sales and collections on trade accounts receivable that resulted from stronger sales in the latter half of the fourth quarter which pushed collections on the related trade accounts receivable into fiscal 2017. The Company has also had a higher volume of sales and trade accounts receivable with foreign jurisdictions, which historically have had longer collection periods. Days sales outstanding at September 30, 2016 increased to 54 days from 50 days sales outstanding at September 30, 2015.
The change in inventories was a use of cash of $2.1 million in fiscal 2016 compared to a use of cash of $26.0 million in fiscal 2015. The decrease in the use of cash in fiscal 2016 was primarily attributable to the stronger sales volume in the latter half of the fourth quarter of fiscal 2016 which depleted on-hand inventory levels at a higher rate than during the fourth quarter of fiscal 2015 in connection with increased monitoring of inventory management. Inventory turnover was at 2.22 at September 30, 2016 compared to 2.60 at September 30, 2015.
The change in accounts payable during fiscal 2016 was a use of cash of $6.7 million compared to a source of cash of $13.5 million in fiscal 2015. The increase in the use of cash was primarily attributable to a lower volume of purchases in response to the increased monitoring of inventory management during the fourth quarter of fiscal 2016 as well as the timing of payments to vendors.
The Company generated $520.9 million of net cash from operating activities during fiscal 2015 compared to $541.2 million during fiscal 2014. The net decrease of $20.3 million was due primarily to higher interest payments due to the Company’s current debt structure offset by an increase in income from operations.
Investing Activities. Net cash used in investing activities was $1,443.0 million during fiscal 2016 consisting primarily of cash paid in connection with the acquisitions of Breeze-Eastern, Data Device Corporation and Tactair for $1,401.5 million and capital expenditures of $44.0 million during the fiscal year ended September 30, 2016. Slightly offsetting the cash outflows was receipt of a $2.0 million working capital settlement from the PneuDraulics acquisition in the second quarter of fiscal 2016. The Company expects its capital expenditures in fiscal year 2017 to be between $85 million and $90 million. The Company’s capital expenditures incurred from year to year are primarily for projects that are consistent with our three core value-driven operating strategies (obtaining profitable new business, continually improve our cost structure and providing highly engineered value-added products to customers).
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

Financing Activities. Net cash provided by financing activities during fiscal 2016 was $1,646.8 million, which was primarily comprised of net proceeds from the 2016 term loans of $1,725.9 million, net proceeds from the 2026 Notes of $939.6 million and $30.1 million of cash proceeds from the exercise of stock options. These increases were partially offset by $834.4 million of repayments on our existing term loans, $207.8 million in treasury stock purchases under the Company’s share repurchase programs and the impact from the prospective adoption of ASU 2016-09 which resulted in the excess tax benefits related to share-based payment arrangements being classified within operating activities beginning in fiscal 2016. In October 2016, the Company completed additional financing in connection with the tendering of its 2021 Notes and declaration of a special dividend of $24.00 per common share along with cash dividend equivalent payments on options granted under its stock option plans. The total cash payment related to the special dividend and dividend equivalent payments in the first quarter of fiscal 2017 will be approximately $1,400 million. Refer to Note 23, “Subsequent Events,” to our consolidated financial statements included herein for further details.
Net cash provided by financing activities during fiscal 2015 was $1,054.9 million, which comprised $1,505.7 million of net proceeds under our Tranche E Term Loans, $445.3 million of net proceeds from our 2025 Notes, and $123.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options offset by $1,025.3 million of repayments on our term loans and $3.4 million of dividend equivalent payments.
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
Description of Senior Secured Term Loans and Indentures
Senior Secured Credit Facilities
On June 9, 2016, TD Group and certain subsidiaries of TransDigm entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Credit Agreement”). Refer to Note 11, “Debt” to our Consolidated Financial Statements included herein for further information regarding the Tranche F Term Loans, the conversion of a portion of the existing Tranche C Term Loans to Tranche F Term Loans, the repricing of the Tranche E Terms Loans and the increase to the Revolving Commitments.
TransDigm has $5,289 million in fully drawn term loans (the “Term Loan Facility”) and a $600 million revolving credit facility. The Term Loan Facility consists of four tranches of term loans as follows (aggregate principal amount disclosed is as of September 30, 2016):

Term Loan Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche C	$1,228 million	February 28, 2020	LIBO rate (1) +3.00%
Tranche D	$807 million	June 4, 2021	LIBO rate (1) + 3.00%
Tranche E	$1,518 million	May 14, 2022	LIBO rate (1) + 3.00%
Tranche F	$1,736 million	June 9, 2023	LIBO rate (1) + 3.00%

(1)	LIBO rate is subject to a floor of 0.75%.
The Term Loan Facility requires quarterly aggregate principal payments of $13.3 million. The revolving commitments consist of four tranches which includes up to $100 million of multicurrency revolving commitments. At September 30, 2016, the Company had $17 million in letters of credit outstanding and $583 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. At September 30, 2016, the applicable interest rate was 3.75% on the Tranche C, Tranche D, Tranche E and Tranche F Term Loans.
Under the terms of the Credit Agreement, TransDigm is entitled, on one or more occasions, to request additional revolving commitments, additional term loans or a combination thereof, to the extent that the existing or new lenders agree to provide such additional commitments provided that, among other conditions, our consolidated net leverage ratio would be no greater than 7.25 to 1.00 and the consolidated secured net debt ratio would be no greater than 4.25 to 1.00, in each case, after giving effect to such additional revolving commitments or additional term loans.
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No prepayments were required during the fiscal year ended September 30, 2016.
Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 20, “Derivatives and Hedging Activities” to the consolidated financial statements included herein.
On October 14, 2016, the Company entered into an Incremental Term Loan Assumption Agreement (the “Assumption Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and as a lender, in connection with the 2016 term loans. The Assumption Agreement, among other things, provides for (i) additional tranche F term loans in an aggregate principal amount equal to $650 million, which were fully drawn on October 14, 2016 (the “Initial Additional Tranche F Term Loans”), and (ii) additional delayed draw tranche F term loans in an aggregate principal amount not to exceed $500 million, which were fully drawn on October 27, 2016 (the “Delayed Draw Additional Tranche F Term Loans”, and together with the Initial Additional Tranche F Term Loans, the “Additional Tranche F Term Loans”), the proceeds of which were used to repurchase its 7.50% Senior Subordinated Notes due 2021 in connection the tender offer announced on October 13, 2016. The terms and conditions that apply to the Additional Tranche F Term Loans are substantially the same as the terms and conditions that apply to the Tranche F Term Loans under the 2016 term loans immediately prior to the Assumption Agreement.
Indentures

Senior Subordinated Notes	Aggregate Principal	Maturity Date	Interest Rate
2020 Notes	$550 million	October 15, 2020	5.50%
2021 Notes(1)	$500 million	July 15, 2021	7.50%
2022 Notes	$1,150 million	July 15, 2022	6.00%
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$450 million	May 15, 2025	6.50%
2026 Notes	$950 million	June 15, 2026	6.375%

(1)
On October 14, 2016, the Company entered into an Incremental Term Loan Assumption Agreement in which part of the proceeds will be used to repurchase its 2021 Notes in the first quarter of fiscal 2017. Refer to Note 23, “Subsequent Events” to the consolidated financial statements included herein for further details.

The 2020 Notes, 2021 Notes, the 2022 Notes, the 2024 Notes, the 2025 Notes and the 2026 Notes were issued at a price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity. Interest under the Notes is payable semi-annually. The Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the applicable Indentures.
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
Pursuant to the Amendment to the Credit Agreement and subject to certain conditions, TransDigm may make certain additional restricted payments, including to declare or pay dividends or repurchase stock, in an aggregate amount not to exceed

$1,500 million on or prior to December 31, 2016. Subsequent to December 31, 2016, the aggregate amount of restricted payments remaining, not to exceed $500 million, may be made solely to the extent that the proceeds are used to repurchase stock. On October 14, 2016, the Company announced that TD Group’s Board of Directors authorized and declared a special cash dividend of $24.00 on each outstanding share of common stock and cash dividend equivalent payments on options granted under its stock option plans. The record date for the special dividend was October 24, 2016, and the payment date for the dividend was November 1, 2016. The total cash payment related to the special dividend and dividend equivalent payments in the first quarter of fiscal 2017 will be approximately $1,400 million. Refer to Note 23, “Subsequent Events,” to our consolidated financial statements included herein for further details.
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
As of September 30, 2016, the Company was in compliance with all of its debt covenants.
Trade Receivables Securitization
For information about our trade receivables securitization, see Note 11, “Debt” to our consolidated financial statements included herein.
Stock Repurchase Program
For information about our stock repurchase programs, see Note 15, “Capital Stock” to our consolidated financial statements included herein.
Contractual Obligations
The following is a summary of contractual cash obligations as of September 30, 2016 (in millions):

	2017	2018	2019	2020	2021	2022 and thereafter	Total
Senior Secured Term Loans(1)	$53.1	$53.1	$53.1	$1,230.3	$805.5	$3,093.6	$5,288.7
2020 Notes	—	—	—	—	550.0	—	550.0
2021 Notes(3)	—	—	—	—	500.0	—	500.0
2022 Notes	—	—	—	—	—	1,150.0	1,150.0
2024 Notes	—	—	—	—	—	1,200.0	1,200.0
2025 Notes	—	—	—	—	—	450.0	450.0
2026 Notes	—	—	—	—	—	950.0	950.0
Scheduled Interest Payments(2)	562.3	567.7	563.2	516.4	448.8	909.4	3,567.8
Operating Leases	16.8	14.0	11.6	9.9	10.8	30.2	93.3
Purchase Obligations	229.3	41.6	3.2	4.9	—	—	279.0
Total Contractual Cash Obligations	$861.5	$676.4	$631.1	$1,761.5	$2,315.1	$7,783.2	$14,028.8

(1)
The Tranche C Term Loans mature in February 2020, the Tranche D Term Loans mature in June 2021, the Tranche E Term Loans mature in May 2022, and the Tranche F Term Loans mature in June 2023. The term loans require quarterly principal payments totaling $13.3 million.

(2)
Assumes that the variable interest rate on our Tranche C, Tranche D, Tranche E and Tranche F borrowings under our Senior Secured Term Loans range from approximately 3.75% to 4.25% based on anticipated movements in the LIBO rate. In addition, interest payments include the impact of the 5.4% interest rate fixed through our swap agreements from September 30, 2014 through June 30, 2019 on an aggregate notional amount of $1,000 million, the impact of the 5.8% interest rate fixed through our swap agreements from March 31, 2016 through June 30, 2020 on an aggregate notional amount of $750 million, and the impact of the 4.8% interest rate fixed through our forward-starting swap agreements from June 28, 2019 through June 30, 2021 on an aggregate notional amount of $1,000 million.

(3)
On October 14, 2016, the Company entered into an Incremental Term Loan Assumption Agreement in which part of the proceeds will be used to repurchase its 2021 Notes in the first quarter of fiscal 2017. Refer to Note 23, “Subsequent Events” to our consolidated financial statements included herein for further details.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $44.0 million, $54.9 million, and $34.1 million during fiscal years 2016, 2015, and fiscal 2014, respectively. The Company expects its capital expenditures in fiscal year 2017 to be between $85 million and $90 million.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility.
New Accounting Standards
For information about new accounting standards, see Note 4, “Recent Accounting Pronouncements” to our consolidated financial statements included herein.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2016, we had borrowings under our term loans of approximately $5,235 million that were subject to interest rate risk. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our term loans by approximately $52 million based on the amount of outstanding borrowings at September 30, 2016. The weighted average interest rate on the $5,235 million of borrowings under our term loans on September 30, 2016 was 4.2%.
Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 20, “Derivatives and Hedging Activities” to our consolidated financial statements included herein. We do not hold or issue derivative instruments for speculative purposes.
For information about the fair value of the aggregate principal amount of borrowings under our term loans and the fair value of the Notes, see Note 19, “Fair Value Measurements” to our consolidated financial statements included herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained on pages F-1 through F-40 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

(Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016.
During fiscal 2016, we completed the acquisitions of Breeze-Eastern, Data Device Corporation and Tactair. The results of operations are included in our consolidated financial statements from the date of acquisition. As permitted by the Securities and Exchange Commission, we have elected to exclude Breeze-Eastern, Data Device Corporation and Tactair from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016. Total assets, net sales and income from operations of these fiscal 2016 acquisitions represented approximately 4.1% of net sales, 15.0% of total assets and 3.2% of income from operations as reported in our consolidated financial statements for fiscal 2016.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
On September 23, 2016, we acquired Tactair. Tactair operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate Tactair’s processes into our own systems and control environment. We expect to complete the incorporation of Tactair’s operations into our systems and control environment in fiscal 2017.
There have been no other changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
TransDigm Group Incorporated
We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TransDigm Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Breeze-Eastern Corporation, Data Device Corporation and Tactair, which are included in the 2016 consolidated financial statements of TransDigm Group Incorporated and constituted 15.0% of total assets as of September 30, 2016 and 4.1% and 3.2% of revenues and income from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of TransDigm Group Incorporated also did not include an evaluation of the internal control over financial reporting of Breeze-Eastern Corporation, Data Device Corporation and Tactair.
In our opinion, TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three years in the period ended September 30, 2016 of TransDigm Group Incorporated and our report dated November 15, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
November 15, 2016

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	64	Chief Executive Officer, President and Chairman of the Board of Directors
Robert S. Henderson	60	Chief Operating Officer—Airframe
Kevin Stein	50	Chief Operating Officer—Power & Control
Terrance M. Paradie	48	Executive Vice President and Chief Financial Officer
Bernt G. Iversen II	59	Executive Vice President—Mergers and Acquisitions
James Skulina	57	Executive Vice President
Peter Palmer	52	Executive Vice President
John Leary	69	Executive Vice President
Jorge Valladares III	42	Executive Vice President
Roger V. Jones	56	Executive Vice President
Joel Reiss	46	Executive Vice President
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

Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,474,135	(2)	$135.59	4,852,065	(3)

(1)	Includes information related to the 2003 stock option plan, the 2006 stock incentive plan and the 2014 stock option plan.

(2)
This amount represents 86,329, 5,239,871 and 147,935 shares subject to outstanding stock options under our 2003 stock option plan, 2006 stock incentive plan and 2014 stock option plan, respectively. No further grants may be made under our 2003 stock option plan and 2006 stock incentive plan, although outstanding stock options continue in force in accordance with their terms.

(3)	This amount represents remaining shares available for award under our 2014 stock option plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.1	Purchase Agreement, dated February 20, 2015, among AAR International, Inc., AAR Manufacturing, Inc., TransDigm Inc. and TransDigm Germany GmbH	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 24, 2015 (File No. 001-32833)
2.2	Agreement and Plan of Merger dated as of May 23, 2016 among TransDigm Inc., Thunder Merger Sub Inc., ILC Holdings, Inc. and Behrman Capital PEP L.P.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 26, 2016 (File No. 001-32833)
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2014 (File No. 001-32833)
3.2	Second Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2014 (File No. 001-32833)
3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.6	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)
3.7	Bylaws of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 25, 2009 (File No. 001-32833)
3.8	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.9	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.10	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.11	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.12	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.13	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.14	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.15	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.16	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.17	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.18	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.19	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.20	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.21	Certificate of Amendment to Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.22	Certificate of Amendment to Certificate of Incorporation, filed December 10, 2013, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.23	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.24	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.25	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.26	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.27	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.28	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.29	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.30	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.31	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.32	Certificate of Amendment to Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.33	Certificate of Amendment to Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.34	Certificate of Amendment to Certificate of Incorporation, filed April 23, 1997, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.35	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.36	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.37	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.38	Certificate of Amendment to Certificate of Incorporation, filed April 23, 1997, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.39	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.40	Bylaws of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.41	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q filed May 9, 2012 (File No. 001-32833)
3.42	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.43	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.44	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.45	Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.46	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.47	Certificate of Amendment, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.48	Certificate of Amendment, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.49	Bylaws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.50	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.51	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.52	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.53	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.54	Certificate of Incorporation, filed October 10, 1986, of Avionic Instruments, Inc. (now known as Avionic Instruments LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 001-32833)
3.55	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)
3.56	Certificate of Incorporation, filed December 29, 1992, of Avionic Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.57	Bylaws of Avionic Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.58	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.59	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.60	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.61	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.62	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as Avtech Tyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.63	Articles of Amendment of Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
3.64	Bylaws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.65	Certificate of Incorporation, filed October 24, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Filed Herewith
3.66	Certificate of Amendment of Certificate of Incorporation, filed December 1, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Filed Herewith
3.67	Bylaws of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Filed Herewith
3.68	Amended and Restated Limited Liability Company Agreement, filed July 7, 2016, of Beta Transformer Technology LLC	Filed Herewith
3.69	Limited Liability Company Certificate of Formation of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 11, 2016 (File No. 001-32833)
3.70	Limited Liability Company Agreement of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 11, 2016 (File No. 001-32833)
3.71	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.72	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.73	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.74	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.75	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.76	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.77	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.78	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.79	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.80	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.81	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
3.82	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
3.83	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.84	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.85	Certificate of Formation, filed September 30, 2010, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 24, 2009 (File No. 001-32833)
3.86	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 24, 2009 (File No. 001-32833)
3.87	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.88	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.89	Certificate of Incorporation, filed October 23, 1970, of ILC Data Devices Corporation (now known as Data Device Corporation)	Filed Herewith
3.90	Certificate of Amendment of Certificate of Incorporation, filed April 23, 1999, of ILC Data Devices Corporation (now known as Data Device Corporation)	Filed Herewith
3.91	Certificate of Amendment of Certificate of Incorporation, filed July 14, 2014, of Data Device Corporation	Filed Herewith
3.92	Bylaws of ILC Data Devices Corporation (now known as Data Device Corporation)	Filed Herewith
3.93	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 4, 2009 (File No. 001-32833)
3.94	Bylaws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 4, 2009 (File No. 001-32833)
3.95	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.96	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014
3.97	Second Amended and Restated Limited Liability Agreement of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.98	Certificate of Conversion, effective March 31, 2014, of Harco LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed August 7, 2014 (File No. 333-197935)
3.99	Limited Liability Company Agreement of Harco LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed August 7, 2014 (File No. 333-197935)
3.100	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.101	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.102	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.103	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.104	Bylaws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.105	Amended and Restated Certificate of Incorporation, filed June 23, 2016, of ILC Holdings, Inc.	Filed Herewith
3.106	Bylaws of ILC Holdings, Inc.	Filed Herewith
3.107	Certificate of Formation, filed August 12, 2008, of New ILC Mergeco, LLC (now known as ILC Industries, LLC)	Filed Herewith
3.108	Certificate of Amendment to Certificate of Formation, filed December 3, 2010, of New ILC Mergeco, LLC (now known as ILC Industries, LLC)	Filed Herewith
3.109	Limited Liability Company Agreement of ILC Industries, LLC	Filed Herewith
3.110	Certificate of Formation, filed January 26, 2007, of Johnson Liverpool LLC	Filed Herewith
3.111	Amended and Restated Limited Liability Company Agreement of Johnson Liverpool LLC	Filed Herewith
3.112	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.113	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.114	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.115	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)
3.116	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.117	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.118	Bylaws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.119	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.120	Bylaws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.121	Certificate of Incorporation, filed December 11, 1998, of McKechnie US Holdings Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.122	Certificate of Amendment, filed May 11, 2007, to the Certificate of Incorporation of McKechnie Investments, Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.123	Amended and Restated Bylaws of McKechnie Aerospace Investments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.124	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.125	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.126	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.127	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.128	Certificate of Amendment, filed May 14, 2015, of Certificate of Incorporation of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.129	Bylaws of Pexco Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.130	Articles of Incorporation, filed October 3, 1956, of Pneudraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
3.131	Certificate of Amendment, filed December 9, 1970, of Articles of Incorporation of Pneudraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
3.132	Restated Bylaws of Pneudraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.133	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)
3.134	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)
3.135	Certificate of Incorporation of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)
3.136	Certificate of Amendment to Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
3.137	Amended and Restated Bylaws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)
3.138	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.139	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.140	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014 of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 14, 2014 (File No. 001-32833)
3.141	By Laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.142	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)
3.143	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)
3.144	Certificate of Incorporation, filed August 22, 1986, of Tactair Fluid Controls, Inc.	Filed Herewith
3.145	Certificate of Amendment of Certificate of Incorporation of Tactair Fluid Controls, Inc.	Filed Herewith
3.146	Bylaws of Tactair Fluid Controls, Inc.	Filed Herewith
3.147	Certificate of Formation, filed March 27, 2015, of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.148	Limited Liability Company Agreement of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
3.149	Certificate of Formation, filed February 23, 2015, of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
3.150	Limited Liability Company Agreement of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
3.151	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.152	Bylaws of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.153	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.154	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.155	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.156	Limited Liability Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.157	Restated Certificate of Incorporation, filed November 10, 2016, of Young & Franklin, Inc.	Filed Herewith
3.158	Bylaws of Young & Franklin, Inc.	Filed Herewith
3.159	Certificate of Formation, filed May 30, 2013, of Beta Transformer Technology LLC	Filed Herewith
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
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
4.8
Sixth Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
4.9
Seventh Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.10
Eighth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.11
Ninth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.12
Indenture, dated as of July 1, 2013, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2021
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
4.14
Second Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
4.15
Third Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
4.16
Fourth Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
4.17
Fifth Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed herewith
4.18
Sixth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed herewith
4.19
Seventh Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed herewith
4.20
Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.00% Senior Subordinated Notes due 2022
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.21
First Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
4.22
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
4.23
Third Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
4.24
Fourth Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.25
Fifth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.26
Sixth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.27
Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.28
First Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
4.29
Second Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
4.30
Third Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
4.31
Fourth Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.32
Fifth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.33
Sixth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.34
Indenture, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)
4.35
First Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
4.36
Second Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
4.37
Third Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.38
Fourth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.39
Fifth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.40
Indenture, dated as of June 6, 2016, among TransDigm Inc., Transdigm Group Incorporated, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 14, 2016 (File No. 001-32833)
4.41
First Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.42
Second Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.43	Form of 5.50% Senior Subordinated Notes due 2020	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
4.44	Form of 7.50% Senior Subordinated Notes due 2021	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 3, 2013 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.45	Form of 6.00% Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.46	Form of 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.47	Form of 6.50% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015
4.48	Form of 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 14, 2016 (File No. 001-32833)
4.49	Form of Notation of Guarantee of 5.50% Senior Subordinated Notes due 2020	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
4.50	Form of Notation of Guarantee of 7.50% Senior Subordinated Notes due 2021	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 3, 2013 (File No. 001-32833)
4.51	Form of Notation of Guarantee of 6.00% Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.52	Form of Notation of Guarantee of 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.53	Form of Notation of Guarantee of 6.50% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)
4.54	Form of Notation of Guarantee of 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 14, 2016 (File No. 001-32833)
4.55
Registration Rights Agreement, dated as of June 9, 2016, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (SA) LLC as representatives for the initial purchasers
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 14, 2016 (File No. 001-32833)
10.1	Fourth Amended and Restated Employment Agreement, dated December 10, 2015, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed Decmber 10, 2015 (File No. 001-32833)
10.2	Employment Agreement, dated April 27, 2015, between TransDigm Group Incorporated and Terrance Paradie	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2-15
10.3	Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 25, 2011 (File No. 001-32833)
10.4	Employment Agreement, dated October 29, 2014, between Kevin Stein and TransDigm Group Incorporated*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 3, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.5	Second Amended and Restated Employment Agreement, dated February 24, 2011, between TransDigm Group Incorporated and Gregory Rufus*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 25, 2011 (File No. 001-32833)
10.6	Employment Agreement, Dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to Form 8-K filed February 25, 2011 (File No. 001-32833)
10.7	Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and James Skulina*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)
10.8	Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Peter Palmer*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)
10.11	Employment Agreement, dated July 30, 2012, between TransDigm Group Incorporated and John Leary*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 31, 2012 (File No. 001-32833)
10.12	Employment Agreement, dated October 23, 2013, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 29, 2013 (File No. 001-32833)
10.13	Form of Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Joel Reiss and Roger Jones*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015
10.14	First Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)
10.15	First Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)
10.16	Form of Amendment to Employment Agreement between TransDigm Group Incorporated and each of Raymond Laubenthal, Gregory Rufus, Robert Henderson, Bernt Iverson, Peter Palmer and James Skulina*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.17
Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Terrance Paradie, Robert Henderson, Bernt Iversen, James Skulina, Peter Palmer and Jorge Valladares*
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.18	Amendment to Employment Agreement, dated October 23, 2015, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.19	Second Amendment to Employment Agreement, dated October 22, 2015, between TransDigm Group Incorporated and Gregory Rufus*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.20	Amendment to Employment Agreement, dated October 22, 2015, between TransDigm Group Incorporated and John Leary	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.21	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)
10.22	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.23	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 7, 2008 (File No. 001-32833)
10.24	Amendment No. 3 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)
10.25	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
10.26	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)
10.27	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A filed June 6, 2008 (File No. 001-32833)
10.28	TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2014 (File No. 001-32833)
10.29	Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 10, 2016 (File No. 001-32833)
10.30	Form of Option Agreements for options granted in fiscal 2013*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 14, 2014 (File No. 001-32833)
10.31	Form of Option Agreements for options granted in fiscal 2014*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 14, 2015 (File No. 001-32833)
10.32	Form of Option Agreements for options granted in fiscal 2015*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed January 30, 2015 (File No. 001-32833)
10.33	Form of Option Agreements for options granted in fiscal 2016*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 10, 2016 (File No. 001-32833)
10.34	Stock Option Grant Notice and Stock Option Agreement dated November 13, 2014 between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed January 30, 2015 (File No. 001-32833)
10.35	Restricted Stock Award Agreement, dated October 21, 2014, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed January 30, 2015 (File No. 001-32833)
10.36	Fourth Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 2, 2013 (File No. 001-32833)
10.37	Third Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 2, 2013 (File No. 001-32833)
10.38	TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 28, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.39
Amendment and Restatement Agreement, and Second Amendment and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
10.40
Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)
10.41
Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 27, 2015 (File No. 001-32833)
10.42
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
10.43
Incremental Term Loan Assumption Agreement dated October 14, 2016 among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 14, 2016 (File No. 001-32833)
10.44
Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed March 6, 2013 (File No. 001-32833)
10.45	Supplement No. 7, dated as of September 2, 2015, between Pneudraulics, Inc. and Credit Suisse	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
10.46
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
10.47
First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator

Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.48
Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group

Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
10.49
Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic’s Purchaser Group

Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
10.50
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2016.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Terrance M. Paradie
Name:	Terrance M. Paradie
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ W. Nicholas Howley	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	November 15, 2016
W. Nicholas Howley
/s/ Terrance M. Paradie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 15, 2016
Terrance M. Paradie
/s/ William Dries	Director	November 15, 2016
William Dries
/s/ Mervin Dunn	Director	November 15, 2016
Mervin Dunn
/s/ Michael Graff	Director	November 15, 2016
Michael Graff
/s/ Sean P. Hennessy	Director	November 15, 2016
Sean P. Hennessy
/s/ Douglas Peacock	Director	November 15, 2016
Douglas Peacock
/s/ Robert J. Small	Director	November 15, 2016
Robert J. Small
/s/ John Staer	Director	November 15, 2016
John Staer
/s/ Raymond F. Laubenthal	Director	November 15, 2016
Raymond F. Laubenthal

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2016
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
TransDigm Group Incorporated
We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three years in the period ended September 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated at September, 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 15, 2016, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
November 15, 2016

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND 2015
(Amounts in thousands, except share amounts)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,586,994	$714,033
Trade accounts receivable—Net	576,339	444,072
Inventories—Net	724,011	591,401
Prepaid expenses and other	43,353	37,081
Total current assets	2,930,697	1,786,587
PROPERTY, PLANT AND EQUIPMENT—Net	310,580	260,684
GOODWILL	5,679,452	4,686,220
OTHER INTANGIBLE ASSETS—Net	1,764,343	1,539,851
OTHER	41,205	30,593
TOTAL ASSETS	$10,726,277	$8,303,935
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$52,645	$43,427
Short-term borrowings—trade receivable securitization facility	199,771	199,792
Accounts payable	156,075	142,822
Accrued liabilities	344,112	271,553
Total current liabilities	752,603	657,594
LONG-TERM DEBT	9,943,191	8,106,383
DEFERRED INCOME TAXES	492,255	404,997
OTHER NON-CURRENT LIABILITIES	189,718	173,267
Total liabilities	11,377,767	9,342,241
STOCKHOLDERS’ DEFICIT:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 55,767,767 and 55,100,094 shares at September 30, 2016 and 2015, respectively	558	551
Additional paid-in capital	1,028,972	950,324
Accumulated deficit	(1,146,963)	(1,717,232)
Accumulated other comprehensive loss	(149,787)	(96,009)
Treasury stock, at cost; 2,433,035 and 1,415,100 shares at September 30, 2016 and 2015, respectively	(384,270)	(175,940)
Total stockholders’ deficit	(651,490)	(1,038,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,726,277	$8,303,935
See Notes to Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2016	2015	2014
NET SALES	$3,171,411	$2,707,115	$2,372,906
COST OF SALES	1,443,348	1,257,270	1,105,032
GROSS PROFIT	1,728,063	1,449,845	1,267,874
SELLING AND ADMINISTRATIVE EXPENSES	382,858	321,624	276,446
AMORTIZATION OF INTANGIBLE ASSETS	77,445	54,219	63,608
INCOME FROM OPERATIONS	1,267,760	1,074,002	927,820
INTEREST EXPENSE—Net	483,850	418,785	347,688
REFINANCING COSTS	15,794	18,393	131,622
INCOME BEFORE INCOME TAXES	768,116	636,824	448,510
INCOME TAX PROVISION	181,702	189,612	141,600
NET INCOME	$586,414	$447,212	$306,910
NET INCOME APPLICABLE TO COMMON STOCK	$583,414	$443,847	$180,284
Net earnings per share—see Note 5:
Basic and diluted	$10.39	$7.84	$3.16
Cash dividends paid per common share	$—	$—	$25.00
Weighted-average shares outstanding:
Basic and diluted	56,157	56,606	56,993
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Fiscal Years Ended September 30,
	2016	2015	2014
Net income	$586,414	$447,212	$306,910
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(31,846)	(29,448)	(7,653)
Interest rate swap and cap agreements	(9,648)	(35,604)	(6,166)
Pension liability adjustments	(12,284)	(5,786)	(4,836)
Other comprehensive loss, net of tax	(53,778)	(70,838)	(18,655)
TOTAL COMPREHENSIVE INCOME	$532,636	$376,374	$288,255
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Common Stock				Number of Shares	Value	Total
BALANCE—September 30, 2013	53,172,551	$532	$689,935	$(1,004,244)	$(6,516)	(505,400)	$(16,088)	$(336,381)
Dividends paid	—	—	—	(1,435,154)	—	—	—	(1,435,154)
Unvested dividend equivalent payments	—	—	—	(17,805)	—	—	—	(17,805)
Compensation expense recognized for employee stock options	—	—	26,332	—	—	—	—	26,332
Excess tax benefits related to share-based payment arrangements	—	—	51,709	—	—	—	—	51,709
Exercise of employee stock options	659,363	6	26,732	—	—	—	—	26,738
Treasury stock purchased	—	—	—	—	—	(909,700)	(159,852)	(159,852)
Common stock issued	332	—	59	—	—	—	—	59
Net income	—	—	—	306,910	—	—	—	306,910
Interest rate swaps, net of tax	—	—	—	—	(6,166)	—	—	(6,166)
Foreign currency translation adjustments	—	—	—	—	(7,653)	—	—	(7,653)
Pension liability adjustments, net of tax	—	—	—	—	(4,836)	—	—	(4,836)
BALANCE—September 30, 2014	53,832,246	538	794,767	(2,150,293)	(25,171)	(1,415,100)	(175,940)	(1,556,099)
Unvested dividend equivalent payments	—	—	—	(14,151)	—	—	—	(14,151)
Compensation expense recognized for employee stock options and restricted stock	—	—	31,500	—	—	—	—	31,500
Excess tax benefits related to share-based payment arrangements	—	—	61,965	—	—	—	—	61,965
Exercise of employee stock options	1,248,175	13	61,674	—	—	—	—	61,687
Common stock issued	19,673	—	418	—	—	—	—	418
Net income	—	—	—	447,212	—	—	—	447,212
Interest rate swaps, net of tax	—	—	—	—	(35,604)	—	—	(35,604)
Foreign currency translation adjustments	—	—	—	—	(29,448)	—	—	(29,448)
Pension liability adjustments, net of tax	—	—	—	—	(5,786)	—	—	(5,786)
BALANCE—September 30, 2015	55,100,094	551	950,324	(1,717,232)	(96,009)	(1,415,100)	(175,940)	(1,038,306)
Unvested dividend equivalent payments and other	—	—	—	(16,145)	—	—	—	(16,145)
Compensation expense recognized for employee stock options and restricted stock	—	—	48,306	—	—	—	—	48,306
Exercise of employee stock options and restricted stock activity, net	666,709	7	30,112	—	—	(2,548)	(575)	29,544
Treasury stock purchased	—	—	—	—	—	(1,015,387)	(207,755)	(207,755)
Common stock issued	964	—	230	—	—	—	—	230
Net income	—	—	—	586,414	—	—	—	586,414
Interest rate swaps and caps, net of tax	—	—	—	—	(9,648)	—	—	(9,648)
Foreign currency translation adjustments	—	—	—	—	(31,846)	—	—	(31,846)
Pension liability adjustments, net of tax	—	—	—	—	(12,284)	—	—	(12,284)
BALANCE—September 30, 2016	55,767,767	$558	$1,028,972	$(1,146,963)	$(149,787)	(2,433,035)	$(384,270)	$(651,490)
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Years Ended September 30,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$586,414	$447,212	$306,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,455	35,939	32,543
Amortization of intangible assets and product certification costs	78,215	57,724	63,842
Amortization of debt issuance costs and original issue discount	16,211	15,797	13,935
Refinancing costs	1,426	18,393	131,622
Net gain on sale of real estate	—	—	(804)
Non-cash equity compensation	48,306	31,500	26,332
Excess tax benefits related to share-based payment arrangements	—	(61,965)	(51,709)
Deferred income taxes	5,808	660	(9,416)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(80,114)	(25,418)	(24,309)
Inventories	(2,073)	(25,974)	(8,392)
Income taxes receivable/payable	(12,299)	65,418	56,595
Other assets	(4,919)	(12,392)	(5,703)
Accounts payable	(6,657)	13,480	(2,415)
Accrued interest	17,933	(3,934)	9,451
Accrued and other liabilities	(22,776)	(35,502)	2,740
Net cash provided by operating activities	668,930	520,938	541,222
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	(43,982)	(54,871)	(34,146)
Acquisition of businesses, net of cash acquired	(1,399,064)	(1,624,278)	(311,872)
Cash proceeds from sale of real estate	—	—	16,380
Net cash used in investing activities	(1,443,046)	(1,679,149)	(329,638)
FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	—	61,965	51,709
Proceeds from exercise of stock options	30,112	61,674	26,738
Dividends paid	(3,000)	(3,365)	(1,451,391)
Treasury stock purchased	(207,755)	—	(159,852)
Proceeds from 2016 Term Loans, net	1,725,883	—	—
Proceeds from term loans, net	—	1,515,954	805,360
Proceeds from Revolving Commitment	—	75,250	—
Repayment on 2016 Term Loans	(4,351)	—	—
Repayment on term loans	(830,058)	(1,025,318)	(33,107)
Repayment on Revolving Commitment	—	(75,250)	—
Proceeds from 2026 Notes, net	939,584	—	—
Proceeds from senior subordinated notes, net	—	445,303	2,326,393
Repurchase of 2018 Notes	—	—	(1,721,014)
Proceeds from trade receivable securitization facility, net	—	—	199,164
Other	(3,580)	(1,266)	(27)
Net cash provided by financing activities	1,646,835	1,054,947	43,973
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	242	(2,251)	(749)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	872,961	(105,515)	254,808
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	714,033	819,548	564,740
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,586,994	$714,033	$819,548
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$448,608	$398,939	$319,577
Cash paid during the period for income taxes	$183,291	$127,363	$97,798
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
Major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, databus and power controls, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems.
2.    ACQUISITIONS
During the last three fiscal years, the Company completed the acquisitions of Tactair, DDC, Breeze-Eastern, PneuDraulics, Pexco Aerospace, Adams Rite Aerospace GmbH, Telair Cargo Group, EME and Airborne. The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. As of September 30, 2016, the one-year measurement period is open for Tactair, Breeze-Eastern and DDC and therefore the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Tactair and DDC; therefore, the values attributed to those acquired assets in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the applicable fiscal year ended September 30, 2016 or 2015, are not significant and, accordingly, are not provided.
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
Tactair – On September 23, 2016, the Company acquired all of the outstanding stock of Young & Franklin, Inc., the parent company of Tactair Fluid Controls, Inc., for approximately $256.1 million in cash, subject to a working capital adjustment. Tactair manufactures proprietary, highly engineered valves and actuators. These products fit well with TransDigm’s overall business direction. Tactair is included in TransDigm’s Power & Control segment. The purchase price includes approximately $73.2 million of tax benefits being realized by the Company over a 15-year period that will begin in the first quarter of fiscal 2017, and the Company expects that all of the approximately $132.3 million of goodwill recognized for the acquisition will be deductible for tax purposes.
Data Device Corporation – On June 23, 2016, the Company acquired all of the outstanding stock of ILC Holdings, Inc., the parent company of Data Device Corporation, from Behrman Capital for a total purchase price of approximately $1.0 billion in cash. In October 2016, the Company received a working capital settlement of $1.4 million. TransDigm financed the acquisition of DDC with cash proceeds from the 2026 Notes and Tranche F Term Loans. DDC is a supplier of databus and power controls and related products that are used primarily in military avionics, commercial aerospace and space applications.  These products fit well with TransDigm’s overall business direction. DDC is included in TransDigm’s Power & Control segment.

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

Assets acquired:
Current assets, excluding cash acquired	$100,647
Property, plant, and equipment	24,076
Intangible assets	229,300
Goodwill	760,743
Other	2,036
Total assets acquired	1,116,802
Liabilities assumed:
Current liabilities	16,955
Other noncurrent liabilities	100,787
Total liabilities assumed	117,742
Net assets acquired	$999,060
The Company expects that all of the approximately $760.7 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
Breeze-Eastern – On January 4, 2016, the Company completed the tender offer for all of the outstanding stock of Breeze-Eastern for $19.61 per share in cash. The purchase price was approximately $205.9 million, of which $146.4 million (net of cash acquired of $30.8 million) was paid at closing and $34.9 million was accrued for payment to dissenting shareholders. Of the accrual, $28.7 million related to the original merger consideration and $6.2 million represented the settlement reached with the dissenting shareholders resolving the dispute over the dissenting shareholders’ statutory appraisal action. Of the $6.2 million settlement, $4.9 million was recorded as selling and administrative expense and $1.3 million was recorded as interest expense under Delaware General Corporate Law. On October 20, 2016, the Company paid the $34.9 million settlement to the dissenting shareholders and the dissenting stockholders fully released their claims against the Company. Breeze-Eastern manufactures high performance lifting and pulling devices for military and civilian aircraft, including rescue hoists, winches and cargo hooks, and weapons-lifting systems. These products fit well with TransDigm’s overall business direction. Breeze-Eastern is included in TransDigm’s Power & Control segment. The Company expects that all of the approximately $115.4 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
The Breeze-Eastern acquisition includes environmental reserves recorded at a fair value of approximately $25.8 million. Of the $25.8 million in environmental reserves, $3.9 million is included in accrued liabilities and $21.9 million is included in other non-current liabilities in the consolidated balance sheet. The estimated $25.8 million fair value of the environmental reserves for Breeze-Eastern is preliminary and recorded at the respective probable and estimable amount. The environmental matters relate to soil and groundwater contamination and other environmental matters at several former facilities unrelated to Breeze-Eastern’s current operations.
PneuDraulics – On August 19, 2015, the Company acquired all of the outstanding stock of PneuDraulics, Inc. for approximately $321.5 million in cash, which is net of a working capital settlement received in fiscal 2016 of $2.0 million. PneuDraulics manufactures proprietary, highly engineered aerospace pneumatic and hydraulic components and subsystems for commercial transport, regional, business jet and military applications. These products fit well with TransDigm’s overall business direction. PneuDraulics is included in TransDigm’s Power & Control segment. The purchase price includes approximately $108.1 million of tax benefits being realized by the Company over a 15-year period that began in the fourth quarter of fiscal 2015. All of the approximately $222.7 million of goodwill recognized for the acquisition is deductible for tax purposes.
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

Adams Rite Aerospace GmbH – On March 31, 2015, the Company acquired the aerospace business of Franke Aquarotter GmbH (now known as Adams Rite Aerospace GmbH) for approximately $75.3 million in cash. Adams Rite Aerospace GmbH manufactures proprietary faucets and related products for use on commercial transports and regional jets. These products fit well with TransDigm’s overall business direction. Adams Rite Aerospace GmbH is included in TransDigm’s Airframe segment. All of the approximately $63.7 million of goodwill recognized for the acquisition is not deductible for tax purposes.
Telair Cargo Group – On March 26, 2015, the Company acquired all of the outstanding stock of Telair International GmbH (“Telair International”), all of the outstanding stock of Nordisk Aviation Products (“Nordisk”) and the assets of the AAR Cargo business (collectively, “Telair Cargo Group”). The total purchase price was approximately $730.9 million in cash. Telair Cargo Group manufactures aerospace on-board cargo loading and handling, restraint systems and unit load devices for a variety of commercial and military platforms with positions on a wide range of new and existing aircraft. These products fit well with TransDigm’s overall business direction. The business consists of three major operating units: Telair International, Nordisk and Telair US. Telair International and Telair US are included in TransDigm’s Power & Control segment and Nordisk is included in TransDigm’s Airframe segment. Approximately $33.2 million of goodwill recognized for the acquisition is deductible for tax purposes and approximately $450.2 million of goodwill recognized for the acquisition is not deductible for tax purposes.
EME – On March 6, 2014, TransDigm Germany GmbH, a newly formed subsidiary of TransDigm Inc., acquired EME for approximately $49.6 million, which comprises $40.4 million in cash plus the assumption of approximately $9.2 million of net indebtedness. EME manufactures proprietary, highly engineered aerospace electromechanical actuators, electrical and electromechanical components and assemblies for commercial aircraft, helicopters and other specialty applications. These products fit well with TransDigm’s overall business direction. EME is included in TransDigm’s Airframe segment. Approximately $20.3 million of goodwill recognized for the acquisition is not deductible for tax purposes.
Airborne – On December 19, 2013, TransDigm Inc. acquired all of the outstanding stock of Airborne for approximately $264.2 million in cash. Airborne manufactures personnel parachutes, cargo aerial delivery systems, emergency escape systems, naval decoys and other related products. These products fit well with TransDigm’s overall business direction. Airborne is included in TransDigm’s Airframe segment. Approximately $158.2 million of goodwill recognized for the acquisition is not deductible for tax purposes.
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation—The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of TD Group and subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior year financial statements to conform to the current year adoption of recently released accounting standards. Refer to Note 4, “Recent Accounting Pronouncements” for additional details on the reclassifications.
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
Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the years ended September 30, 2016, 2015 and 2014 was approximately $58.6 million, $48.3 million, and $42.3 million, respectively.
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
Debt Issuance Costs, Premiums and Discounts—The cost of obtaining financing as well as premiums and discounts are amortized using the effective interest method over the terms of the respective obligations as a component of interest expense within the consolidated statements of income. Refer to Note 4, “Recent Accounting Pronouncements” and Note 11, “Debt,” for balance sheet presentation of debt issuance costs, premiums and discounts.
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
Foreign Currency Translation and Transactions—The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average monthly exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of other comprehensive income (loss) for the period. Foreign currency gains or losses recognized currently in income from changes in exchange rates were immaterial to our results of operations.
Earnings per Share—Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). Our vested and unvested stock options are considered “participating securities” because they include non-forfeitable rights to dividends. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method. Contingently issuable shares are not included in earnings per share until the period in which their issuance becomes probable; therefore, basic and diluted earnings per share are the same.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018. We have performed a preliminary review of the new guidance as compared to our current accounting policies and a contract review has begun. The Company is currently evaluating the impact that adopting the standard, along with the subsequent updates and clarifications, will have on its consolidated financial statements and disclosures. During fiscal 2017, we plan to finalize our review and determine our date and method of adoption.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which expands upon the guidance on the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance does not change the current requirements surrounding the recognition and measurement of debt issuance costs, and the amortization of debt issuance costs will continue to be reported as interest expense. The guidance was effective for the Company beginning October 1, 2016. However, as early adoption is permissible, the Company adopted the pronouncement effective October 1, 2015. The adoption of this pronouncement did not have a significant impact on our consolidated financial position and results of operations, although it did change the financial statement classification of debt issuance costs. In connection with adopting the pronouncement beginning October 1, 2015, the Company reclassified $77.7 million in debt issuance costs as of September 30, 2015, to current portion of long-term debt and long-term debt in the liabilities section of the consolidated balance sheet.
In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” a new standard intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. The guidance was effective for the Company on October 1, 2016. However, as early adoption is permissible, the Company adopted the pronouncement beginning October 1, 2015. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements and disclosures.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. This guidance simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. As early adoption is permissible, the Company adopted this pronouncement beginning October 1, 2015 and applied this pronouncement retrospectively. In connection with adopting the pronouncement beginning October 1, 2015, the Company reclassified $45.4 million from current deferred income tax assets in the consolidated balance sheet as of September 30, 2015 to non-current deferred income tax liabilities.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. ASU 2016-09 was effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2017, with early adoption permitted. As early adoption is permissible, the Company adopted this standard in the fourth quarter of fiscal 2016. Changes have been applied prospectively in accordance with the standard and prior periods have not been adjusted. In addition, the Company continued to account for forfeitures on an estimated basis. Refer to Note 13, “Income Taxes” for additional information.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13),” which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2016	2015	2014
Numerator for earnings per share:
Net income	$586,414	$447,212	$306,910
Less dividends paid on participating securities	(3,000)	(3,365)	(126,626)
Net income applicable to common stock—basic and diluted	$583,414	$443,847	$180,284
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	53,326	53,112	52,748
Vested options deemed participating securities	2,831	3,494	4,245
Total shares for basic and diluted earnings per share	56,157	56,606	56,993
Net earnings per share—basic and diluted	$10.39	$7.84	$3.16

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
Two customers accounted for approximately 13%, 11% and 8% and 12%, 12% and 12% of the Company’s net sales for fiscal years ended 2016, 2015 and 2014, respectively. Sales to these customers were split approximately evenly between the Power & Control and Airframe segments. Sales to foreign customers, primarily in Western Europe, Canada and Asia, were $1,169.5 million, $881.1 million and $735.9 million during fiscal years ended 2016, 2015 and 2014.
Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2016	2015
Trade accounts receivable—gross	$580,753	$447,873
Allowance for uncollectible accounts	(4,414)	(3,801)
Trade accounts receivable—net	$576,339	$444,072
At September 30, 2016, approximately 13% of the Company’s trade accounts receivable was due from one customer. In addition, approximately 43% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.
7.    INVENTORIES
Inventories consist of the following at September 30 (in thousands):

	2016	2015
Raw materials and purchased component parts	$464,410	$371,073
Work-in-progress	188,417	164,793
Finished Goods	153,253	122,956
Total	806,080	658,822
Reserves for excess and obsolete inventory	(82,069)	(67,421)
Inventories—net	$724,011	$591,401
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at September 30 (in thousands):

	2016	2015
Land and improvements	$57,510	$42,235
Buildings and improvements	153,691	133,290
Machinery, equipment and other	338,527	283,670
Construction in progress	15,958	20,867
Total	565,686	480,062
Accumulated depreciation	(255,106)	(219,378)
Property, plant and equipment—net	$310,580	$260,684

9.    INTANGIBLE ASSETS
Other intangible assets - net in the consolidated balance sheets consist of the following at September 30 (in thousands):

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$720,263	$—	$720,263	$634,504	$—	$634,504
Technology	1,279,335	288,429	990,906	1,100,317	233,434	866,883
Order backlog	55,341	29,641	25,700	19,501	10,709	8,792
Other	43,331	15,857	27,474	43,229	13,557	29,672
Total	$2,098,270	$333,927	$1,764,343	$1,797,551	$257,700	$1,539,851
Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):
Aggregate Amortization Expense:

Years ended September 30,
2016	$77,445
2015	54,219
2014	63,608
Estimated Amortization Expense:

Years ending September 30,
2017	$92,411
2018	66,711
2019	66,711
2020	66,711
2021	66,711
Intangible assets acquired during the year ended September 30, 2016 were as follows (in thousands):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$1,008,510
Trademarks and trade names	101,500
	1,110,010
Intangible assets subject to amortization:
Technology	206,700	20 years
Order backlog	36,600	1 year
	243,300	17.1 years
Total	$1,353,310

The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2015 and 2016 were as follows (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2014	$1,563,447	$1,906,261	$55,369	$3,525,077
Goodwill acquired during the year (Note 2)	674,123	504,141	—	1,178,264
Purchase price allocation adjustments	—	(4,541)	—	(4,541)
Currency translation adjustment	873	(13,453)	—	(12,580)
Balance at September 30, 2015	2,238,443	2,392,408	55,369	4,686,220
Goodwill acquired during the year (Note 2)	1,008,510	—	—	1,008,510
Purchase price allocation adjustments	505	(792)	—	(287)
Currency translation adjustment	32	(15,023)	—	(14,991)
Balance at September 30, 2016	$3,247,490	$2,376,593	$55,369	$5,679,452
10.    ACCRUED LIABILITIES
Accrued liabilities consist of the following at September 30 (in thousands):

	2016	2015
Compensation and related benefits	$88,826	$68,034
Interest	83,180	65,247
Breeze-Eastern dissenting shares (see Note 2)	33,644	—
Interest rate swap agreements	29,191	24,770
Product warranties	24,334	20,592
Other	84,937	92,910
Total	$344,112	$271,553
11.    DEBT
The Company’s debt consists of the following at September 30 (in thousands):

	2016
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(229)	$—	$199,771
Term loans	$5,288,708	$(42,662)	$(11,439)	$5,234,607
2020 Notes	550,000	(4,299)	—	545,701
2021 Notes	500,000	(3,141)	—	496,859
2022 Notes	1,150,000	(8,381)	—	1,141,619
2024 Notes	1,200,000	(9,218)	—	1,190,782
2025 Notes	450,000	(4,144)	—	445,856
2026 Notes	950,000	(9,588)	—	940,412
	10,088,708	(81,433)	(11,439)	9,995,836
Less current portion	53,074	(429)	—	52,645
Long-term debt	$10,035,634	$(81,004)	$(11,439)	$9,943,191

	2015
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(208)	$—	$199,792
Term loans	$4,382,813	$(43,660)	$(5,471)	$4,333,682
2020 Notes	550,000	(5,355)	—	544,645
2021 Notes	500,000	(3,789)	—	496,211
2022 Notes	1,150,000	(9,821)	—	1,140,179
2024 Notes	1,200,000	(10,394)	—	1,189,606
2025 Notes	450,000	(4,513)	—	445,487
	8,232,813	(77,532)	(5,471)	8,149,810
Less current portion	43,840	(413)	—	43,427
Long-term debt	$8,188,973	$(77,119)	$(5,471)	$8,106,383
Trade Receivable Securitization Facility
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2016, the Company amended the Securitization Facility to extend the maturity date to August 1, 2017. The borrowing capacity remains at $250 million and as of September 30, 2016, the Company has borrowed $200 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Term Loans
As of September 30, 2016 and 2015, TransDigm had $5,288.7 million and $4,382.8 million in fully drawn term loans and $600.0 million in revolving commitments. The term loans consist of four tranches as follows (in millions):

Term Loan Facility	Maturity Date	Interest Rate	Aggregate Principal as of September 30,
			2016	2015
Tranche C	February 28, 2020	LIBO rate (1) +3.00%	$1,228.3	$2,035.4
Tranche D	June 4, 2021	LIBO rate (1) + 3.00%	806.4	814.7
Tranche E	May 14, 2022	LIBO rate (1) + 3.00%	1,518.0	1,532.7
Tranche F	June 9, 2023	LIBO rate (1) + 3.00%	1,736.0	—
The interest rates per annum applicable to all of the existing tranches of term loans are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. At September 30, 2016 and 2015, the applicable interest rates were as follows:

Term Loan Facility	Interest Rate as of September 30,
	2016	2015
Tranche C	3.75%	3.75%
Tranche D	3.75%	3.75%
Tranche E	3.75%	3.50%
Tranche F	3.75%	—%
Second Amended and Restated Credit Agreement
On June 4, 2014, TransDigm Inc. amended and restated its existing credit agreement by entering into a Second Amended and Restated Credit Agreement (the “Credit Agreement”). The term loans under the Credit Agreement (the “2014 Term Loans”) consisted of three tranches of term loans, all of which were fully drawn—Tranche B Term Loans ($500 million), Tranche C Term Loans ($2,600 million) and the Tranche D Term Loans ($825 million). The revolving credit facility consisted of one tranche—Revolving B Commitments (capacity up to $420 million, of which $100 million were multi-currency revolving commitments). The Tranche B Term Loans and Revolving B Commitments were refinanced in May 2015. The May 2015 financing is detailed in the “2015 Incremental Assumption and Refinancing Facility Agreement” section below. Approximately $790 million of existing Tranche C term loans were refinanced in June 2016 in connection with the incurrence of Tranche F Term Loans. The June 2016 financing is detailed in the “2016 Amendment to the Credit Agreement” section below. Pursuant to the June 2016 financing, aggregate quarterly principal payments of $13.3 million on the term loans are required, which began on June 30, 2016. Prior to the June 2016 financing, commencing on June 30, 2015, aggregate quarterly principal payments of $7.3 million were required.
Under the terms of the Credit Agreement, TransDigm is entitled on one or more occasions, subject to the satisfaction of certain conditions, to request additional commitments under the revolving credit facility or additional term loans in the aggregate principal amount of up to $1,000 million to the extent that existing or new lenders agree to provide such additional term loans.
2015 Incremental Assumption and Refinancing Facility Agreement
On May 14, 2015, TransDigm Inc., TD Group and certain subsidiaries of TransDigm entered into an Incremental Assumption and Refinancing Facility Agreement with Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein. Pursuant to the Incremental Assumption and Refinancing Facility Agreement, TransDigm, among other things, incurred new tranche E term loans under the Credit Agreement in an aggregate principal amount equal to $1,000 million and refinanced the existing Tranche B Term Loans in an aggregate principal amount equal to $498 million into additional Tranche E Term Loans (collectively, the “Tranche E Term Loans”). The terms and conditions (other than maturity date) that apply to the Tranche E Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the Tranche B Term Loans immediately prior to the Incremental Assumption and Refinancing Facility Agreement. At September 30, 2016 and 2015, the unamortized original issue discount on the Tranche E Term Loans was $4.7 million and $5.4 million.
2016 Amendment to the Credit Agreement
On June 9, 2016, TransDigm Inc., TD Group and certain subsidiaries of TransDigm entered into Amendment No. 1 to the Credit Agreement (“Amendment to the Credit Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein. Pursuant to the Amendment to the Credit Agreement, TransDigm, among other things, incurred new tranche F term loans (the “New Tranche F Term Loans”) in an aggregate principal amount equal to $500 million, received commitments in respect of delayed draw tranche F term loans (the “Delayed Draw Tranche F Term Loans”) in an aggregate amount equal to $450 million, converted approximately $790 million of existing Tranche C Term Loans into additional tranche F term loans (the “Converted Tranche F Term Loans” and together with the New Tranche F Term Loans and the Delayed Draw Tranche F Term Loans, the “Tranche F Term Loans”) and increased the margin applicable to the existing Tranche E Term Loans to LIBO rate plus 3.0% per annum. The New Tranche F Term Loans and the Converted Tranche F Term Loans were fully drawn on June 9, 2016. Borrowing under the Delayed Draw Tranche F Term Loans was contingent upon the completion of the acquisition of Data Device Corporation, which was completed on June 23, 2016, and the Delayed Draw Tranche F Term Loans were fully drawn thereafter. The Tranche F Term Loans mature on June 9, 2023. The terms and conditions (other than maturity date) that apply to the Tranche F Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the Tranche C Term Loans immediately prior to the Amendment to the Credit Agreement. The Tranche F Term Loans require quarterly principal payments of $4.4 million, which began on September 30, 2016. At September 30, 2016, the unamortized original issue discount on the Tranche F Term Loans was $6.8 million.
Under the terms of the Amendment to the Credit Agreement, certain existing revolving lenders increased the revolving commitments in an aggregate principal amount of $50 million (the “Extended Revolving Commitments”). The terms and conditions that apply to the Extended Revolving Commitments are the same as those of the existing US Dollar revolving credit commitments under the Credit Agreement. The Extended Revolving Commitments and existing revolving commitments consist of two tranches, of which approximately $53 million matures on February 28, 2018 and approximately $547 million matures on February 28, 2020. At September 30, 2016, the Company had $17 million letters of credit outstanding and $583 million of borrowings available in the aggregate under revolving commitments pursuant to the Credit Agreement, as amended.
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
On October 14, 2016, the Company announced that TD Group’s Board of Directors authorized and declared a special cash dividend of $24.00 on each outstanding share of common stock and cash dividend equivalent payments on options granted under its stock option plans. The record date for the special dividend was October 24, 2016, and the payment date for the dividend was November 1, 2016. The total cash payment related to the special dividend and dividend equivalent payments in the first quarter of fiscal 2017 will be approximately $1,400 million. Refer to Note 23, “Subsequent Events,” for further details.
All of the indebtedness outstanding under the Credit Agreement is guaranteed by TD Group and all of TransDigm’s current and future domestic restricted subsidiaries (other than immaterial subsidiaries). In addition, the obligations of TransDigm and the guarantors under the Credit Agreement, as amended, are secured ratably in accordance with each lender’s respective revolving and term loan commitments by a first priority security interest in substantially all of the existing and future property and assets, including inventory, equipment, general intangibles, intellectual property, investment property and other personal property (but excluding leasehold interests and certain other assets) of TransDigm and its existing and future domestic restricted subsidiaries (other than immaterial subsidiaries), and a first priority pledge of the capital stock of TransDigm and its subsidiaries (other than foreign subsidiaries and certain domestic subsidiaries, of which 65% of the voting capital stock is pledged).
The term loans require mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the term loan facility at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No prepayments were required during fiscal 2016.
The Credit Agreement contains certain covenants that limit the ability of TD Group, TransDigm and TransDigm’s restricted subsidiaries to, among other things: (i) incur or guarantee additional indebtedness or issue preferred stock; (ii) pay distributions on, redeem or repurchase capital stock or redeem or repurchase subordinated debt; (iii) make investments; (iv) sell assets; (v) enter into agreements that restrict distributions or other payments from restricted subsidiaries to TransDigm; (vi) incur or suffer to exist liens securing indebtedness; (vii) consolidate, merge or transfer all or substantially all of their assets; and (viii) engage in transactions with affiliates.
In addition, under the Credit Agreement, if the usage of the revolving credit facility exceeds 25% of the total revolving commitments, the Company will be required to maintain a maximum consolidated net leverage ratio of net debt, as defined, to trailing four-quarter EBITDA As Defined. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the Credit Agreement or the Company’s Indentures for its senior subordinated notes.
If any such default occurs, the lenders under the Credit Agreement and the holders of the senior subordinated notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Credit Agreement, the lenders thereunder will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the senior subordinated notes.
Under the terms of the Credit Agreement, TransDigm is entitled, on one or more occasions, to request additional revolving commitments, additional term loans or a combination thereof, to the extent that the existing or new lenders agree to provide such additional commitments provided that, among other conditions, our consolidated net leverage ratio would be no greater than 7.25 to 1.00 and the consolidated secured net debt ratio would be no greater than 4.25 to 1.00, in each case, after giving effect to such additional revolving commitments or additional term loans.
Debt Issuance Costs, Premiums and Discounts
During the year ended September 30, 2016, the Company recorded refinancing costs of $15.8 million representing debt issuance costs expensed in conjunction with the refinancing of the Tranche C Term Loans. During the year ended September 30, 2015 the Company recorded refinancing costs of $18.4 million representing debt issuance costs expensed in conjunction with the refinancing of the Tranche B Term Loans and Revolving B Commitments. During the year ended September 30, 2014 the Company recorded refinancing costs of $131.6 million representing debt issuance costs expensed in conjunction with the repurchase of the 7.75% Senior Subordinated Notes issued December 2010 (the “2018 Notes”). The charge consisted of the premium of $121.1 million paid to redeem the 2018 Notes and the write-off of debt issuance costs of $10.5 million.
Interest Rate Swap and Cap Agreements
See Note 20, “Derivatives and Hedging Instruments” for information about how our interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facilities.

Senior Subordinated Notes
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
On July 1, 2013, TransDigm issued $500 million in aggregate principal amount of its 2021 Notes at an issue price of 100% of the principal amount. The 2021 Notes bear interest at the rate of 7.50% per annum, which accrues from July 1, 2013 and is payable semiannually on January 15 and July 15 of each year, commencing on January 15, 2014. The 2021 Notes mature on July 15, 2021, unless earlier redeemed or repurchased, and are subject to the terms and conditions as defined in the indenture governing the 2021 Notes. On October 13, 2016, the Company announced the commencement of a cash tender offer for any and all of its outstanding 2021 Notes. Refer to Note 23, “Subsequent Events,” for further details.
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
On June 9, 2016, TransDigm Inc. issued $950 million in aggregate principal amount of its 2026 Notes at an issue price of 100% of the principal amount. The 2026 Notes bear interest at the rate of 6.375% per annum, which accrues from June 9, 2016 and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2016. The 2026 Notes mature on June 15, 2026, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indentures governing the 2026 Notes.
The Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the Notes. The Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its 100%-owned domestic subsidiaries named in the indentures. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries. The Notes contain many of the restrictive covenants included in the 2014 Term Loans. TransDigm is in compliance with all the covenants contained in the Notes.
At September 30, 2016, future maturities of long-term debt are as follows (in thousands):

Years ended September 30,
2017	$53,074
2018	53,074
2019	53,074
2020	1,230,345
2021(1)	1,855,498
Thereafter	6,843,641
$10,088,706
(1) On October 14, 2016, the Company entered into an Incremental Term Loan Assumption Agreement in which part of the proceeds will be used to repurchase its 2021 Notes in the first quarter of fiscal 2017. Refer to Note 23, “Subsequent Events” to our consolidated financial statements included herein for further details.

12.    RETIREMENT PLANS
Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2016, 2015 and 2014 was approximately $12.7 million, $9.9 million and $8.7 million, respectively.
Defined Benefit Pension Plans—The Company maintains certain non-contributory defined benefit pension plans. The Company’s funding policy is to contribute actuarially determined amounts allowable under tax and statutory regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans.
The Company maintains certain qualified, non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The plan assets as of September 30, 2016 and 2015 were approximately $67.0 million and $65.5 million, respectively. The Company’s projected benefit obligation for these defined benefit pension plans at September 30, 2016 and 2015 was $100.6 million and $81.5 million, respectively. The total liability recognized at September 30, 2016 and 2015 was $33.6 million and $16.0 million, respectively. The increase in the total liability at September 30, 2016 compared to September 30, 2015 is primarily attributable to the change in pension assumptions, particularly a lower discount rate and expected rate of return on assets, for the AmSafe Bridport Limited pension plan.
The net periodic pension cost recognized in the consolidated statements of income for the years ended September 30, 2016, 2015, and 2014 was $1.0 million, $0.6 million, and $0.5 million, respectively.
The Company has a non-qualified, non-contributory defined benefit pension plan, which covers certain retired employees. The plan is unfunded and provides defined benefits based on the final average salary of the employees as defined in the plan. The projected benefit obligation for this defined benefit pension plan and the total liability recognized in the Consolidated Balance Sheet at September 30, 2016 and 2015 was approximately $8.6 million and $8.4 million, respectively. The net periodic pension cost recognized in the consolidated statements of income for each of the years ended September 30, 2016, 2015 and 2014 was $0.4 million.
13.    INCOME TAXES
The Company’s income tax provision on income before income taxes consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2016	2015	2014
Current
Federal	$153,957	$163,182	$138,596
State	9,234	7,823	7,807
Foreign	12,703	17,947	4,613
	175,894	188,952	151,016
Deferred	5,808	660	(9,416)
	$181,702	$189,612	$141,600
The differences between the income tax provision on income before income taxes at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2016	2015	2014
Tax at statutory rate of 35%	$268,841	$222,888	$156,979
State and local income taxes, net of federal benefit	2,677	4,931	5,658
Stock compensation	(43,565)	—	—
Foreign rate differential	(30,079)	(14,332)	(4,034)
Domestic manufacturing deduction	(16,902)	(17,834)	(13,980)
Other—net	730	(6,041)	(3,023)
Income tax provision	$181,702	$189,612	$141,600

The components of the deferred taxes consist of the following at September 30 (in thousands):

	2016	2015
Deferred tax liabilities:
Intangible assets	$627,633	$508,485
Property, plant and equipment	31,438	21,083
Unremitted foreign earnings	9,434	7,178
Employee benefits, compensation and other accrued obligations	(86,229)	(65,245)
Interest rate swaps and caps	(36,478)	(29,811)
Net operating losses	(29,266)	(15,945)
Inventory	(22,382)	(22,047)
Environmental	(16,958)	(7,897)
Product warranties	(9,007)	(6,247)
Other	(3,216)	(2,202)
Total	464,969	387,352
Add: Valuation allowance	27,286	17,645
Total net deferred tax liabilities	$492,255	$404,997
At September 30, 2016, the Company has United Kingdom net operating loss carryforwards of approximately $22.9 million and state net operating loss carryforwards of approximately $630.2 million that expire in various years from 2016 to 2033. A valuation allowance has been established equal to the amount of the net operating losses that the Company believes will not be utilized. The Company had state tax credit carryforwards of $2.6 million that expire from 2023 to 2029.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, Malaysia, Mexico, Norway, Singapore, Sri Lanka, Sweden and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2013. The Company is currently under examination in the U.S. for its fiscal 2014 federal taxes and in Belgium for its fiscal 2013 and 2014 years. The Company expects the examinations to be completed during fiscal 2017. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.
The cumulative amount of the Company’s foreign undistributed net earnings for which no deferred taxes have been provided is approximately $79.1 million at September 30, 2016. The Company has no plans to repatriate such earnings in the foreseeable future.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015
Balance at beginning of period	$6,859	$13,951
Additions based on tax positions related to the prior year	2,014	1,304
Additions based on tax positions related to the current year	913	—
Reductions based on tax positions related to the prior year	(801)	(2,099)
Settlement with tax authorities	—	(957)
Lapse in statute of limitations	(1,483)	(3,645)
Acquisitions	1,204	(1,695)
Balance at end of period	$8,706	$6,859
Unrecognized tax benefits at September 30, 2016 and 2015, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $8.5 million and $6.5 million, respectively. The Company classifies all income tax related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2016, 2015 and 2014. As of September 30, 2016 and 2015, the Company accrued $1.1 million and $1.4 million, respectively, for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2016.

As disclosed in Note 4, “Recent Accounting Pronouncements,” during the fourth quarter of 2016, the Company adopted ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting.” Therefore, effective October 1, 2015, excess tax benefits for share-based payments are recognized in the income tax provision rather than in additional paid-in capital. The impact on the Company’s financial statements for the fiscal year ended September 30, 2016 is summarized below:

Fiscal Year Ended
September 30, 2016
Decrease in Additional paid-in capital	43,565
Decrease in Income tax provision and increase in Net income	43,565
Increase in basic and diluted earnings per common share	0.78
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
Environmental liabilities are recorded when the liability is probable and the costs are reasonably estimable, which generally is not later than at completion of a feasibility study or when the Company has recommended a remedy or has committed to an appropriate plan of action. The Company also takes into consideration the estimated period of time in which payments will be required. The liabilities are reviewed periodically and, as investigation and remediation proceed, adjustments are made as necessary. Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal superfund sites or similar state-managed sites, third party indemnity obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.
The Company’s consolidated balance sheet includes environmental remediation obligations at September 30, 2016 and 2015 of $46.1 million and $21.9 million, respectively. The increase in the environmental remediation obligations compared to September 30, 2015 is attributable to the environmental obligations assumed in the Breeze-Eastern acquisition as disclosed in Note 2, “Acquisitions.”
15.    CAPITAL STOCK
Authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2016 and 2015 was 55,767,767 and 55,100,094, respectively. The total number of shares held in treasury at September 30, 2016 and 2015 were 2,433,035 and 1,415,100, respectively. There were no shares of preferred stock outstanding at September 30, 2016 and 2015. The terms of the preferred stock have not been established.
On October 22, 2014, our Board of Directors authorized a stock repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $300 million in the aggregate. During fiscal 2016, until the $300 million program was replaced on January 21, 2016, the Company had repurchased 452,187 shares of its common stock at a gross cost of approximately $98.7 million at the weighted-average price per share of $218.23.

On January 21, 2016, our Board of Directors authorized a stock repurchase program replacing the $300 million program with a repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $450 million in the aggregate. For the fiscal year ended September 30, 2016, the Company had repurchased 563,200 shares of its common stock at a gross cost of approximately $109.1 million at the weighted-average price per share of $193.67 under the $450 million stock repurchase program.
16.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, databus and power controls, high performance hoists, winches and lifting devices and cargo loading and handling systems. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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

The following table presents net sales by reportable segment (in thousands):

	Fiscal Years Ended September 30,
	2016	2015	2014
Net sales to external customers
Power & Control	$1,621,741	$1,330,135	$1,161,808
Airframe	1,447,894	1,280,706	1,115,594
Non-aviation	101,776	96,274	95,504
	$3,171,411	$2,707,115	$2,372,906
The following table reconciles EBITDA As Defined by segment to consolidated income before income taxes (in thousands):

	Fiscal Years Ended September 30,
	2016	2015	2014
EBITDA As Defined
Power & Control	$787,418	$653,050	$585,671
Airframe	709,858	585,472	494,076
Non-aviation	28,228	22,406	18,479
Total segment EBITDA As Defined	1,525,504	1,260,928	1,098,226
Unallocated corporate expenses	30,308	27,274	25,019
Total Company EBITDA As Defined	1,495,196	1,233,654	1,073,207
Depreciation and amortization	121,670	93,663	96,385
Interest expense, net	483,850	418,785	347,688
Acquisition-related costs	57,699	36,205	21,160
Stock compensation expense	48,306	31,500	26,332
Refinancing costs	15,794	18,393	131,622
Other, net	(239)	(1,716)	1,510
Income before income taxes	$768,116	$636,824	$448,510
The following table presents capital expenditures and depreciation and amortization by segment (in thousands):

	Fiscal Years Ended September 30,
	2016	2015	2014
Capital expenditures
Power & Control	$25,120	$24,664	$13,882
Airframe	16,498	28,086	17,096
Non-aviation	2,169	1,889	3,097
Corporate	195	232	71
	$43,982	$54,871	$34,146
Depreciation and amortization
Power & Control	$65,488	$39,336	$40,401
Airframe	52,198	50,355	50,311
Non-aviation	2,860	2,846	4,579
Corporate	1,124	1,126	1,094
	$121,670	$93,663	$96,385

The following table presents total assets by segment (in thousands):

	September 30, 2016	September 30, 2015
Total assets
Power & Control	$5,184,303	$3,550,866
Airframe	3,922,532	3,922,439
Non-aviation	131,319	129,935
Corporate	1,488,123	700,695
	$10,726,277	$8,303,935
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
Non-cash stock compensation expense recognized by the Company during the years ended September 30, 2016, 2015 and 2014 was $48.3 million, $31.5 million and $26.3 million, respectively.
During the year ended September 30, 2014, the Company recorded additional stock compensation expense of $6.4 million representing costs that would have been recognized over the remaining requisite service period of the award for options granted in fiscal 2012 that became fully vested under the market sweep provision, as discussed further below.
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2016, 2015 and 2014 was $57.47, $65.57 and $57.53, respectively.
Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2016, there was approximately $52.2 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 2.6 years.
The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2016	2015	2014
Risk-free interest rate	1.33% to 1.73%	1.33% to 1.64%	1.71% to 2.03%
Expected life of options	5 years	5 years	6 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	25%	35%	35%
The risk-free interest rate is based upon the Treasury bond rates as of the grant date. The average expected life of stock-based awards is based on the Company’s actual historical exercise experience. Expected volatility of stock was calculated using a rate based upon the historical volatility of both TransDigm’s common stock and the stock of publicly traded companies in the Company’s peer group in the aerospace industry. Notwithstanding the special cash dividends declared and paid in June 2014 and November 2016, the Company historically has not declared and paid regular cash dividends and does not anticipate declaring and paying regular cash dividends in future periods; thus, no dividend rate assumption is used.
The total fair value of options vested during fiscal years ended September 30, 2016, 2015 and 2014 was $36.6 million, $14.9 million and $23.6 million, respectively.
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
Performance Vested Stock Options—All of the options granted through September 30, 2016 under the 2014 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2016:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2015	—	$—
Granted	147,935	228.73
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2016	147,935	$228.73	9.3 years	$8,933,125
Expected to vest	72,636	$229.19	9.3 years	$4,352,809
Exercisable at September 30, 2016	32,195	$229.79	9.3 years	$1,910,135
At September 30, 2016, there were 4,852,065 remaining shares available for award under TD Group’s 2014 stock option plan.
2006 Stock Incentive Plan
In conjunction with the consummation of the Company’s initial public offering, a 2006 stock incentive plan was adopted by TD Group. In July 2008 and March 2011, the plan was amended to increase the number of shares available for issuance thereunder. TD Group has reserved 8,119,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. Awards under the plan may be in the form of options, restricted stock or other stock-based awards. Options granted under the plan will expire no later than the tenth anniversary of the applicable date of grant of the options, and will have an exercise price of not less than the fair market value of our common stock on the date of grant. Restricted stock granted under the plan vests over three years.
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
The Company also granted 17,700 restricted stock units with a weighted-average grant date fair value of $189.97 during the fiscal year ended September 30, 2015. During the fiscal year ended September 30, 2016, 5,900 restricted stock units vested, and 11,800 restricted stock units were outstanding at September 30, 2016.
Performance Vested Stock Options—All of the options granted through September 30, 2016 under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2016:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2015	5,265,543	$110.82
Granted	745,844	225.66
Exercised	(634,536)	46.06
Forfeited	(136,980)	179.82
Expired	—	—
Outstanding at September 30, 2016	5,239,871	$133.20	6.1 years	$816,998,251
Expected to vest	1,479,304	$170.03	7.6 years	$176,171,905
Exercisable at September 30, 2016	3,110,037	$95.45	4.8 years	$602,359,974
The 2006 stock incentive plan expired on March 14, 2016 and no further shares were granted under the plan thereafter.
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
Time Vested Stock Options—During the fiscal year ended September 30, 2016, 5,486 of the Company’s time vested stock-based options, with a weighted-average exercise price per option of $39.88, were exercised. There are no remaining options outstanding as of September 30, 2016.
Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2016:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2015	113,016	$98.11
Granted	—	—
Exercised	(26,687)	24.99
Outstanding at September 30, 2016	86,329	$120.72	5.6 years	$14,538,166
Exercisable at September 30, 2016	47,414	$113.02	5.1 years	$8,349,513
The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2016, 2015 and 2014 was $133.2 million, $206.9 million and $88.7 million, respectively.
In addition to shares issued pursuant to options exercised, during the fiscal year ended September 30, 2016, 964 shares of common stock were issued with a weighted-average grant date fair value of $247.51 as payment to directors in lieu of cash.
Dividend Equivalent Plans
Pursuant to the Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan, the Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan and the 2014 Stock Option Plan Dividend Equivalent Plan, all of the options granted under the 2003 stock option plan, the 2006 stock incentive plan and the 2014 stock option plan are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company.

Dividend equivalent payments on vested options (including those options that became fully vested under market sweep provisions thereof) were $3.0 million, $3.4 million and $126.6 million during the years ended September 30, 2016, 2015 and 2014, respectively. In connection with the special dividend declared in October 2016, we will pay approximately $100 million in dividend equivalent payments in the first quarter of fiscal 2017.
18.    LEASES
TransDigm leases certain manufacturing facilities, offices, equipment and vehicles. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. Rental expense during the years ended September 30, 2016, 2015 and 2014 was $18.3 million, $14.0 million and $12.1 million, respectively.
Future minimum rental commitments at September 30, 2016 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $14.5 million in fiscal 2017, $14.0 million in fiscal 2018, $11.6 million in fiscal 2019, $9.9 million in fiscal 2020, $10.8 million in fiscal 2021, and $30.2 million thereafter.
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
The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		September 30, 2016		September 30, 2015
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$1,586,994	$1,586,994	$714,033	$714,033
Interest rate cap agreements (1)	2	4,232	4,232	8,180	8,180
Liabilities:
Interest rate swap agreements (2)	2	29,191	29,191	24,770	24,770
Interest rate swap agreements (3)	2	53,824	53,824	49,730	49,730
Short-term borrowings - trade receivable securitization facility (4)	1	199,771	199,771	199,792	199,792
Long-term debt, including current portion:
Term loans (4)	2	5,234,607	5,284,037	4,333,682	4,344,000
2020 Notes (4)	1	545,701	566,500	544,645	520,000
2021 Notes (4)	1	496,859	530,000	496,211	524,000
2022 Notes (4)	1	1,141,619	1,214,688	1,140,179	1,081,000
2024 Notes (4)	1	1,190,782	1,266,000	1,189,606	1,119,000
2025 Notes (4)	1	445,856	469,125	445,487	417,000
2026 Notes (4)	1	940,412	985,625	—	—

(1)	Included in other non-current assets on the consolidated balance sheet.

(2)	Included in accrued liabilities on the consolidated balance sheet.

(3)	Included in other non-current liabilities on the consolidated balance sheet.

(4)	The carrying amount of the debt instrument is presented net of the debt issuance costs in connection with the Company’s adoption of ASU 2015-03. Refer to Note 11, “Debt,” for gross carrying amounts.
The Company values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.

Interest rate swaps were measured at fair value using quoted market prices for the swap interest rate indexes over the term of the swap discounted to present value versus the fixed rate of the contract. The interest rate caps were measured at fair value using implied volatility rates of each individual caplet and the yield curve for the related periods. The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s notes were based upon quoted market prices. There has not been any impact to the fair value of derivative liabilities due to the Company’s own credit risk. Similarly, there has not been any impact to the fair value of derivative assets based on the Company’s evaluation of counterparties’ credit risks.
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at September 30, 2016 and 2015.
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
The following table summarizes the Company’s interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Debt	Conversion of Related Variable Rate Debt to Fixed Rate of:
$1,000	6/28/2019	6/30/2021	Tranche F Term Loans	4.8% (1.8% plus the 3% margin percentage)
$750	3/31/2016	6/30/2020	Tranche D Term Loans	5.8% (2.8% plus the 3% margin percentage)
$1,000	9/30/2014	6/30/2019	Tranche C Term Loans	5.4% (2.4% plus the 3% margin percentage)
The following table summarizes the Company’s interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Debt	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$400	6/30/2016	6/30/2021	Tranche F Term Loans	Three month LIBO rate of 2.0%
$750	9/30/2015	6/30/2020	Tranche E Term Loans	Three month LIBO rate of 2.5%
In connection with the refinancing of the 2011 Term Loans, the Company no longer designated the interest rate swap agreements relating to the $353 million aggregate notional amount as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into earnings totaled $3.2 million and $4.2 million for the fiscal years ended September 30, 2015 and 2014. There was no remaining amortization for these dedesignated swap agreements as of September 30, 2015.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of September 30, 2016, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $33.9 million.

Effective September 30, 2016, the Company redesignated the existing interest rate cap agreements based on the expected probable cash flows associated with the 2016 Term Loans and 2015 Term Loans in consideration of the Company’s ability to select one month, two month, three month, or six month LIBO rate set forth in the Credit Agreement.  Accordingly, the amount recorded as a component of accumulated other comprehensive loss in stockholders’ deficit related to these redesignated interest rate cap hedges of approximately $14.6 million as of September 30, 2016 will be amortized into earnings based on the remaining term of the related interest rate cap agreements.
21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of “Accumulated other comprehensive loss” (“AOCI”) in the consolidated balance sheet, net of taxes, for the years ended September 30, 2016, 2015 and 2014 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (2)	Defined benefit pension plan activity (3)	Currency translation adjustment	Total
Balance at September 30, 2014	$(15,888)	$(6,227)	$(3,056)	$(25,171)
Other comprehensive loss before reclassification	(38,754)	(5,786)	(29,448)	(73,988)
Amounts reclassified from AOCI related to interest rate swap agreements (1)	3,150	—	—	3,150
Net current-period other comprehensive loss	$(35,604)	$(5,786)	$(29,448)	$(70,838)
Balance at September 30, 2015	$(51,492)	$(12,013)	$(32,504)	$(96,009)
Other comprehensive loss before reclassification	(9,664)	(12,284)	(31,846)	(53,794)
Amounts reclassified from AOCI related to interest rate swap agreements (1)	16	—	—	16
Net current-period other comprehensive loss	$(9,648)	$(12,284)	$(31,846)	$(53,778)
Balance at September 30, 2016	$(61,140)	$(24,297)	$(64,350)	$(149,787)

(1)	This component of AOCI is included in interest expense (see Note 20, “Derivatives and Hedging Activities,” for additional details).

(2)	Unrealized loss represents interest rate swap and cap agreements, net of taxes of $6,868, $20,716 and $3,704 for the years ended September 30, 2016, 2015 and 2014, respectively.

(3)	Defined benefit pension plan activity represent pension liability adjustments, net of tax of $6,017, $3,299 and $2,818, respectively.
22.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended January 2, 2016	Second Quarter Ended April 2, 2016	Third Quarter Ended July 2, 2016	Fourth Quarter Ended September 30, 2016
	(in thousands, except per share amounts)
Year Ended September 30, 2016
Net sales(2)	$701,695	$796,801	$797,692	$875,223
Gross profit(2)	374,567	425,662	443,515	484,319
Net income(2)(3)	129,441	141,683	160,622	154,668
Net earnings per share—basic and diluted(1)(3)	$2.23	$2.52	$2.88	$2.77

	First Quarter Ended December 27, 2014	Second Quarter Ended March 28, 2015	Third Quarter Ended June 27, 2015	Fourth Quarter Ended September 30, 2015
	(in thousands, except per share amounts)
Year Ended September 30, 2015
Net sales(2)	$586,898	$619,030	$691,395	$809,792
Gross profit(2)	321,173	341,617	359,455	427,600
Net income(2)	95,533	110,894	99,112	141,673
Net earnings (loss) per share—basic and diluted(1)	$1.63	$1.96	$1.75	$2.50

(1)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share.

(2)	The Company’s operating results include the results of operations of acquisitions from the effective date of each acquisition. See Note 2 “Acquisitions,” for additional details.

(3)
The Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” in the fourth quarter of fiscal 2016. Therefore, effective October 1, 2015, quarterly net income and net earnings per share - basic and diluted were adjusted in accordance with ASU 2016-09 and prior periods have not been adjusted. Refer to Note 4, “Recent Accounting Pronouncements,” and Note 13, “Income Taxes” for additional information.

23.    SUBSEQUENT EVENTS
On October 14, 2016, the Company entered into an Incremental Term Loan Assumption Agreement (the “Assumption Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and as a lender, in connection with the 2016 Term Loans. The Assumption Agreement, among other things, provides for (i) additional tranche F term loans in an aggregate principal amount equal to $650 million, which were fully drawn on October 14, 2016 (the “Initial Additional Tranche F Term Loans”), and (ii) additional delayed draw tranche F term loans in an aggregate principal amount not to exceed $500 million, which were fully drawn on October 27, 2016 (the “Delayed Draw Additional Tranche F Term Loans”, and together with the Initial Additional Tranche F Term Loans, the “Additional Tranche F Term Loans”), the proceeds of which will be used to repurchase its 2021 Notes in the first quarter of fiscal 2017. The terms and conditions that apply to the Additional Tranche F Term Loans are substantially the same as the terms and conditions that apply to the Tranche F Term Loans under the 2016 Term Loans immediately prior to the Assumption Agreement.
On October 14, 2016, the Company announced that TD Group’s Board of Directors authorized and declared a special cash dividend of $24.00 on each outstanding share of common stock and cash dividend equivalent payments on options granted under its stock option plans. The record date for the special dividend was October 24, 2016, and the payment date for the dividend was November 1, 2016. The total cash payment related to the special dividend and dividend equivalent payments in the first quarter of fiscal 2017 will be approximately $1,400 million.
24.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm’s 2020 Notes, 2021 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of September 30, 2016 and September 30, 2015 and its statements of income and cash flows for the fiscal years ended September 30, 2016, 2015 and 2014 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2016
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,560	$1,421,251	$8,808	$143,375	$—	$1,586,994
Trade accounts receivable—Net	—	—	26,210	561,124	(10,995)	576,339
Inventories—Net	—	42,309	586,648	96,229	(1,175)	724,011
Prepaid expenses and other	—	8,209	27,381	7,763	—	43,353
Total current assets	13,560	1,471,769	649,047	808,491	(12,170)	2,930,697
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(665,050)	9,671,019	6,182,809	861,647	(16,050,425)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,991	250,544	44,045	—	310,580
GOODWILL	—	68,593	4,952,950	657,909	—	5,679,452
OTHER INTANGIBLE ASSETS—Net	—	24,801	1,483,285	256,257	—	1,764,343
OTHER	—	10,319	24,063	6,823	—	41,205
TOTAL ASSETS	$(651,490)	$11,262,492	$13,542,698	$2,635,172	$(16,062,595)	$10,726,277
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$52,645	$—	$—	$—	$52,645
Short-term borrowings—trade receivable securitization facility	—	—	—	199,771	—	199,771
Accounts payable	—	15,347	120,455	31,560	(11,287)	156,075
Accrued liabilities	—	159,909	123,646	60,557		344,112
Total current liabilities	—	227,901	244,101	291,888	(11,287)	752,603
LONG-TERM DEBT	—	9,943,191	—	—	—	9,943,191
DEFERRED INCOME TAXES	—	434,013	(544)	58,786	—	492,255
OTHER NON-CURRENT LIABILITIES	—	82,677	70,124	36,917	—	189,718
Total liabilities	—	10,687,782	313,681	387,591	(11,287)	11,377,767
STOCKHOLDERS’ (DEFICIT) EQUITY	(651,490)	574,710	13,229,017	2,247,581	(16,051,308)	(651,490)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(651,490)	$11,262,492	$13,542,698	$2,635,172	$(16,062,595)	$10,726,277

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,500	$659,365	$7,911	$45,257	$—	$714,033
Trade accounts receivable—Net	—	—	48,369	413,380	(17,677)	444,072
Inventories—Net	—	34,457	461,103	96,541	(700)	591,401
Prepaid expenses and other	—	2,804	15,096	19,181	—	37,081
Total current assets	1,500	696,626	532,479	574,359	(18,377)	1,786,587
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,039,806)	6,963,034	4,501,501	(33,208)	(10,391,521)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	16,565	201,499	42,620	—	260,684
GOODWILL	—	65,886	3,984,199	636,135	—	4,686,220
OTHER INTANGIBLE ASSETS—Net	—	38,621	1,236,376	266,315	(1,461)	1,539,851
OTHER	—	13,712	14,528	2,353	—	30,593
TOTAL ASSETS	$(1,038,306)	$7,794,444	$10,470,582	$1,488,574	$(10,411,359)	$8,303,935
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$43,427	$—	$—	$—	$43,427
Short-term borrowings—trade receivable securitization facility	—	—	—	199,792	—	199,792
Accounts payable	—	16,826	102,968	37,556	(14,528)	142,822
Accrued liabilities	—	97,045	117,243	57,265	—	271,553
Total current liabilities	—	157,298	220,211	294,613	(14,528)	657,594
LONG-TERM DEBT	—	8,106,383	—	—	—	8,106,383
DEFERRED INCOME TAXES	—	334,848	2,410	67,739	—	404,997
OTHER NON-CURRENT LIABILITIES	—	99,743	35,222	38,302	—	173,267
Total liabilities	—	8,698,272	257,843	400,654	(14,528)	9,342,241
STOCKHOLDERS’ (DEFICIT) EQUITY	(1,038,306)	(903,828)	10,212,739	1,087,920	(10,396,831)	(1,038,306)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,038,306)	$7,794,444	$10,470,582	$1,488,574	$(10,411,359)	$8,303,935

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$132,407	$2,580,091	$486,198	$(27,285)	$3,171,411
COST OF SALES	—	75,521	1,105,893	289,219	(27,285)	1,443,348
GROSS PROFIT	—	56,886	1,474,198	196,979	—	1,728,063
SELLING AND ADMINISTRATIVE EXPENSES	—	114,546	210,209	58,103	—	382,858
AMORTIZATION OF INTANGIBLE ASSETS	—	684	65,299	11,462	—	77,445
(LOSS) INCOME FROM OPERATIONS	—	(58,344)	1,198,690	127,414	—	1,267,760
INTEREST EXPENSE (INCOME)—Net	—	490,974	259	(7,383)	—	483,850
REFINANCING COSTS	—	15,794	—	—	—	15,794
EQUITY IN INCOME OF SUBSIDIARIES	(586,414)	(1,044,371)	—	—	1,630,785	—
INCOME BEFORE INCOME TAXES	586,414	479,259	1,198,431	134,797	(1,630,785)	768,116
INCOME TAX (BENEFIT) PROVISION	—	(107,155)	285,887	2,970	—	181,702
NET INCOME	$586,414	$586,414	$912,544	$131,827	$(1,630,785)	$586,414
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(53,778)	6,381	(9,598)	(39,461)	42,678	(53,778)
TOTAL COMPREHENSIVE INCOME	$532,636	$592,795	$902,946	$92,366	$(1,588,107)	$532,636

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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(245,299)	$944,152	$(25,496)	$(4,427)	$668,930
INVESTING ACTIVITIES:
Capital expenditures	—	(1,716)	(32,608)	(9,658)	—	(43,982)
Acquisition of business, net of cash acquired	—	(1,399,064)	—	—	—	(1,399,064)
Net cash used in investing activities	—	(1,400,780)	(32,608)	(9,658)	—	(1,443,046)
FINANCING ACTIVITIES:
Intercompany activities	192,703	580,487	(910,647)	133,030	4,427	—
Proceeds from exercise of stock options	30,112	—	—	—	—	30,112
Dividends paid	(3,000)	—	—	—	—	(3,000)
Treasury stock purchased	(207,755)	—	—	—	—	(207,755)
Proceeds from 2016 Term Loans, net	—	1,725,883	—	—	—	1,725,883
Repayment on 2016 Term Loans	—	(4,351)	—	—	—	(4,351)
Repayment on term loans	—	(830,058)	—	—	—	(830,058)
Proceeds from 2026 Notes, net	—	939,584	—	—	—	939,584
Other	—	(3,580)	—	—	—	(3,580)
Net cash provided by (used in) financing activities	12,060	2,407,965	(910,647)	133,030	4,427	1,646,835
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	242	—	242
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,060	761,886	897	98,118	—	872,961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500	659,365	7,911	45,257	—	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,560	$1,421,251	$8,808	$143,375	$—	$1,586,994

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2015
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(298,797)	$734,130	$82,451	$3,154	$520,938
INVESTING ACTIVITIES:
Capital expenditures	—	(2,871)	(44,564)	(7,436)	—	(54,871)
Acquisition of business, net of cash acquired	—	(1,624,278)	—	—	—	(1,624,278)
Net cash used in investing activities	—	(1,627,149)	(44,564)	(7,436)	—	(1,679,149)
FINANCING ACTIVITIES:
Intercompany activities	(120,862)	867,990	(685,448)	(58,526)	(3,154)	—
Excess tax benefits related to share-based payment arrangements	61,965	—	—	—	—	61,965
Proceeds from exercise of stock options	61,674	—	—	—	—	61,674
Dividends paid	(3,365)	—	—	—	—	(3,365)
Proceeds from term loans, net	—	1,515,954	—	—	—	1,515,954
Proceeds from Revolving Commitment	—	75,250	—	—	—	75,250
Repayment on term loans	—	(1,025,318)	—	—	—	(1,025,318)
Repayment on Revolving Commitment	—	(75,250)	—	—	—	(75,250)
Proceeds from senior subordinated notes, net	—	445,303	—	—	—	445,303
Other	—	(1,266)	—	—	—	(1,266)
Net cash (used in) provided by financing activities	(588)	1,802,663	(685,448)	(58,526)	(3,154)	1,054,947
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(2,251)	—	(2,251)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(588)	(123,283)	4,118	14,238	—	(105,515)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,088	782,648	3,793	31,019	—	819,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,500	$659,365	$7,911	$45,257	$—	$714,033

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2014
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(123,074)	$952,855	$(303,763)	$15,204	$541,222
INVESTING ACTIVITIES:
Capital expenditures	—	(2,666)	(28,927)	(2,553)	—	(34,146)
Acquisition of businesses, net of cash acquired		(311,872)	—	—	—	(311,872)
Cash proceeds from sale of investment	—	—	16,380	—	—	16,380
Net cash used in investing activities	—	(314,538)	(12,547)	(2,553)	—	(329,638)
FINANCING ACTIVITIES:
Intercompany activities	1,533,571	(694,208)	(944,415)	120,256	(15,204)	—
Excess tax benefits related to share-based payment arrangements	51,709	—	—	—	—	51,709
Proceeds from exercise of stock options	26,738	—	—	—	—	26,738
Dividends paid	(1,451,391)	—	—	—	—	(1,451,391)
Treasury stock purchased	(159,852)	—	—	—	—	(159,852)
Proceeds from term loans, net	—	805,360	—	—	—	805,360
Repayment on term loans	—	(33,107)	—	—	—	(33,107)
Proceeds from senior subordinated notes, net	—	2,326,393	—	—	—	2,326,393
Repurchase of 2018 Notes	—	(1,721,014)	—	—	—	(1,721,014)
Proceeds from trade receivable securitization facility, net	—	—	—	199,164	—	199,164
Other	—	(27)	—	—	—	(27)
Net cash provided by (used in) financing activities	775	683,397	(944,415)	319,420	(15,204)	43,973
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(749)	—	(749)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	775	245,785	(4,107)	12,355	—	254,808
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,313	536,863	7,900	18,664	—	564,740
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,088	$782,648	$3,793	$31,019	$—	$819,548
*****

TRANSDIGM GROUP INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015, AND 2014
(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions from Reserve(1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions
Year Ended September 30, 2016
Allowance for doubtful accounts	$3,801	$1,043	$724	$(1,154)	$4,414
Reserve for excess and obsolete inventory	64,158	26,407	—	(10,526)	80,039
Valuation allowance for deferred tax assets	17,645	9,641	—	—	27,286
Year Ended September 30, 2015
Allowance for doubtful accounts	$4,091	$(376)	$271	$(185)	$3,801
Reserve for excess and obsolete inventory	55,586	15,554	—	(6,982)	64,158
Valuation allowance for deferred tax assets	24,267	(6,622)	—	—	17,645
Year Ended September 30, 2014
Allowance for doubtful accounts	$5,485	$682	$81	$(2,157)	$4,091
Reserve for excess and obsolete inventory	45,369	16,027	—	(5,810)	55,586
Valuation allowance for deferred tax assets	26,125	(4,494)	2,636	—	24,267

(1)	The amounts in this column represent charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2016

EXHIBIT NO.	DESCRIPTION

3.65	Certificate of Incorporation, filed October 24, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)
3.66	Certificate of Amendment of Certificate of Incorporation, filed December 1, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)
3.67	Bylaws of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)
3.68	Amended and Restated Limited Liability Company Agreement, filed July 7, 2016, of Beta Transformer Technology LLC
3.89	Certificate of Incorporation, filed October 23, 1970, of ILC Data Devices Corporation (now known as Data Device Corporation)
3.90	Certificate of Amendment of Certificate of Incorporation, filed April 23, 1999, of ILC Data Devices Corporation (now known as Data Device Corporation)
3.91	Certificate of Amendment of Certificate of Incorporation, filed July 14, 2014, of Data Device Corporation
3.92	Bylaws of ILC Data Devices Corporation, (now known as Data Device Corporation)
3.105	Amended and Restated Certificate of Incorporation, filed June 23, 2016, of ILC Holdings, Inc.
3.106	Bylaws of ILC Holdings, Inc.
3.107	Certificate of Formation, filed August 12, 2008, of New ILC Mergeco, LLC (now known as ILC Industries, LLC)
3.108	Certificate of Amendment to Certificate of Formation, filed December 3, 2010, of New ILC Mergeco, LLC (now known as ILC Industries, LLC)
3.109	Limited Liability Company Agreement of ILC Industries, LLC
3.110	Certificate of Formation, filed January 26, 2007, of Johnson Liverpool LLC
3.111	Amended and Restated Limited Liability Company Agreement of Johnson Liverpool LLC
3.144	Certificate of Incorporation, filed August 22, 1986, of Tactair Fluid Controls, Inc.
3.145	Certificate of Amendment of Certificate of Incorporation of Tactair Fluid Controls, Inc.
3.146	Bylaws of Tactair Fluid Controls, Inc.
3.157	Restated Certificate of Incorporation, filed November 10, 2016, of Young & Franklin, Inc.
3.158	Bylaws of Young & Franklin, Inc.
3.159	Certificate of Formation, filed May 30, 2013, of Beta Transformer Technology LLC
4.9
Seventh Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.10
Eight Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.11
Ninth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.17
Fifth Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.18
Sixth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.19
Seventh Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

EXHIBIT NO.	DESCRIPTION
4.24
Fourth Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.25
Fifth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.26
Sixth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.31
Fourth Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.32
Fifth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.33
Sixth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.37
Third Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.38
Fourth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.39
Fifth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.41
First Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.42
Second Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

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