Form 10-K/A
period 2016-09-30
TransDigm Group INC
filed 2016-11-18
CIK 1260221

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

Explanatory Note

TransDigm Group Incorporated (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed with the Securities and Exchange Commission on November 15, 2016 (the “Original Filing”) solely to include the inadvertently omitted Exhibit 23.1, Consent of Independent Registered Public Accounting Firm. We had received a signed copy of the Consent of Independent Registered Public Accounting Firm from Ernst & Young LLP prior to the Original Filing.
No other changes have been made to the Original Filing. The consolidated financial statements and notes to the consolidated financial statements are not being reissued and remain the same as those filed in the Original Filing. This Amendment reflects information as of the filing date of the Original Filing, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Filing, except as specifically noted above. This Amendment also includes currently dated certifications from each of our Chief Executive Officer and our Chief Financial Officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSDIGM GROUP INCORPORATED

By	/s/ Terrance Paradie
Terrance Paradie
Executive Vice President and Chief Financial Officer

Date: November 18, 2016

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