Form 10-Q
period 2016-12-31
TransDigm Group INC
filed 2017-02-08
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2016.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,844,515 as of January 30, 2017.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	December 31, 2016	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$972,360	$1,586,994
Trade accounts receivable - Net	512,784	576,339
Inventories - Net	715,381	724,011
Prepaid expenses and other	34,893	43,353
Total current assets	2,235,418	2,930,697
PROPERTY, PLANT AND EQUIPMENT - Net	314,557	310,580
GOODWILL	5,687,248	5,679,452
OTHER INTANGIBLE ASSETS - Net	1,735,331	1,764,343
OTHER	64,568	41,205
TOTAL ASSETS	$10,037,122	$10,726,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$64,157	$52,645
Short-term borrowings - trade receivable securitization facility	199,840	199,771
Accounts payable	129,510	156,075
Accrued liabilities	305,411	344,112
Total current liabilities	698,918	752,603
LONG-TERM DEBT	10,555,947	9,943,191
DEFERRED INCOME TAXES	515,666	492,255
OTHER NON-CURRENT LIABILITIES	141,216	189,718
Total liabilities	11,911,747	11,377,767
STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 55,839,100 and 55,767,767 at December 31, 2016 and September 30, 2016, respectively	558	558
Additional paid-in capital	1,042,640	1,028,972
Accumulated deficit	(2,394,489)	(1,146,963)
Accumulated other comprehensive loss	(139,064)	(149,787)
Treasury stock, at cost; 2,433,035 shares at December 31, 2016 and September 30, 2016	(384,270)	(384,270)
Total stockholders’ deficit	(1,874,625)	(651,490)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,037,122	$10,726,277
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEK PERIODS ENDED
DECEMBER 31, 2016 AND JANUARY 2, 2016
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	December 31, 2016	January 2, 2016
NET SALES	$814,018	$701,695
COST OF SALES	369,763	327,128
GROSS PROFIT	444,255	374,567
SELLING AND ADMINISTRATIVE EXPENSES	101,715	82,203
AMORTIZATION OF INTANGIBLE ASSETS	25,531	16,323
INCOME FROM OPERATIONS	317,009	276,041
INTEREST EXPENSE - Net	146,004	111,983
REFINANCING COSTS	32,084	—
INCOME BEFORE INCOME TAXES	138,921	164,058
INCOME TAX PROVISION	20,050	34,617
NET INCOME	$118,871	$129,441
NET INCOME APPLICABLE TO COMMON STOCK	$22,900	$126,441
Net earnings per share - see Note 5:
Basic and diluted	$0.41	$2.23
Cash dividends paid per common share	$24.00	$—
Weighted-average shares outstanding:
Basic and diluted	56,524	56,805
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIODS ENDED
DECEMBER 31, 2016 AND JANUARY 2, 2016
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	December 31, 2016	January 2, 2016
Net income	$118,871	$129,441
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28,052)	(8,950)
Interest rate swap and cap agreements	38,775	8,858
Other comprehensive income (loss), net of tax	10,723	(92)
TOTAL COMPREHENSIVE INCOME	$129,594	$129,349
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2016
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2016	55,767,767	$558	$1,028,972	$(1,146,963)	$(149,787)	(2,433,035)	$(384,270)	$(651,490)
Dividends paid	—	—	—	(1,280,070)	—	—	—	(1,280,070)
Unvested dividend equivalents	—	—	—	(86,327)	—	—	—	(86,327)
Compensation expense recognized for employee stock options	—	—	10,020	—	—	—	—	10,020
Exercise of employee stock options	71,333	—	3,648	—	—	—	—	3,648
Net income	—	—	—	118,871	—	—	—	118,871
Foreign currency translation adjustments	—	—	—	—	(28,052)	—	—	(28,052)
Interest rate swaps and caps, net of tax	—	—	—	—	38,775	—	—	38,775
BALANCE, DECEMBER 31, 2016	55,839,100	$558	$1,042,640	$(2,394,489)	$(139,064)	(2,433,035)	$(384,270)	$(1,874,625)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	December 31, 2016	January 2, 2016
OPERATING ACTIVITIES:
Net income	$118,871	$129,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,284	9,700
Amortization of intangible assets and product certification costs	25,764	16,501
Amortization of debt issuance costs and original issue discount	4,620	3,832
Refinancing costs	32,084	—
Non-cash equity compensation	10,020	10,681
Deferred income taxes	(493)	601
Other, net	(4,563)	—
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	59,812	14,368
Inventories	8,365	(14,108)
Income taxes receivable/payable	21,148	15,803
Other assets	(4,826)	917
Accounts payable	(26,200)	(28,160)
Accrued interest	(2,550)	29,939
Accrued and other liabilities	(28,545)	(10,846)
Net cash provided by operating activities	225,791	178,669
INVESTING ACTIVITIES:
Capital expenditures	(21,807)	(10,172)
Payments made in connection with acquisitions - see Note 3	(30,002)	—
Net cash used in investing activities	(51,809)	(10,172)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,648	8,892
Special dividend and dividend equivalent payments	(1,375,998)	(3,000)
Treasury stock purchased	—	(70,775)
Proceeds from 2017 term loans, net	1,132,774	—
Repayment on term loans	(16,151)	(10,960)
Cash tender and redemption of the 2021 Notes, including premium	(528,847)	—
Other	(143)	(87)
Net cash used in financing activities	(784,717)	(75,930)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,899)	(1,309)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(614,634)	91,258
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,586,994	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$972,360	$805,291
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$143,702	$78,733
Cash (refunded) paid during the period for income taxes	$(956)	$884
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEK PERIODS ENDED DECEMBER 31, 2016 AND JANUARY 2, 2016
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

2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2016 included in TD Group’s Form 10-K filed on November 15, 2016. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2016 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current year classifications related to the adoption of ASU 2016-09 during the fourth quarter of fiscal 2016 impacting the classification of excess tax benefits for share-based payments which are recognized as a component of the income tax provision rather than a component of additional paid-in capital. The accounting pronouncement and impact of the fiscal year 2016 adoption of the pronouncement on the condensed consolidated financial statements is summarized in Note 4, "Recent Accounting Pronouncements."

3.    ACQUISITIONS
During the fiscal year ended September 30, 2016, the Company completed the acquisitions of Young & Franklin Inc. / Tactair Fluid Controls Inc. (“Y&F/Tactair”), Data Device Corporation ("DDC") and Breeze-Eastern Corporation ("Breeze-Eastern"). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. As of December 31, 2016, the purchase price allocations for Y&F/Tactair and DDC remain preliminary as the Company completes its assessments under the acquisition method during the measurement period. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirteen week periods ended December 31, 2016 or January 2, 2016 are not material and, accordingly, are not provided.
The acquisitions strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, improving our cost structure, and providing highly engineered value-added products to customers). The purchase price paid for each acquisition reflects the current earnings before interest, taxes, depreciation and amortization (EBITDA) and cash flows, as well as the future EBITDA and cash flows expected to be generated by the business, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.

Y&F/Tactair – On September 23, 2016, the Company acquired all of the outstanding stock of Young & Franklin, Inc., the parent company of Tactair Fluid Controls, Inc., for approximately $258.8 million in cash, which includes a working capital adjustment of $2.7 million paid in the first quarter of fiscal 2017. Y&F/Tactair manufactures proprietary, highly engineered valves and actuators. These products fit well with TransDigm’s overall business direction. Y&F/Tactair is included in TransDigm’s Power & Control segment. The purchase price includes approximately $74.5 million of tax benefits being realized by the Company over a 15-year period that began in the first quarter of fiscal 2017. The Company expects that approximately $133.1 million of goodwill recognized for the acquisition will be deductible for tax purposes and approximately $10.5 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
DDC – On June 23, 2016, the Company acquired all of the outstanding stock of ILC Holdings, Inc., the parent company of Data Device Corporation, from Behrman Capital for a total purchase price of approximately $997.7 million in cash, which includes a working capital settlement of $1.4 million received in the first quarter of fiscal 2017. TransDigm financed the acquisition of DDC with cash proceeds from the issuance of senior subordinated notes due in June 2026 and term loans. DDC is a supplier of databus and power controls and related products that are used primarily in military avionics, commercial aerospace and space applications.  These products fit well with TransDigm’s overall business direction. DDC is included in TransDigm's Power & Control segment.
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

Assets acquired:
Current assets, excluding cash acquired	$100,647
Property, plant, and equipment	20,818
Intangible assets	229,300
Goodwill	765,113
Other	2,036
Total assets acquired	$1,117,914
Liabilities assumed:
Current liabilities	$19,472
Other noncurrent liabilities	100,787
Total liabilities assumed	$120,259
Net assets acquired	$997,655
The Company expects that all of the approximately $765.1 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
Breeze-Eastern – On January 4, 2016, the Company completed the tender offer for all of the outstanding stock of Breeze-Eastern for $19.61 per share in cash. The purchase price was approximately $205.9 million, of which $146.4 million (net of cash acquired of $30.8 million) was paid at closing and $34.9 million was accrued for payment to dissenting shareholders. Of the accrual, $28.7 million related to the original merger consideration and $6.2 million represented the settlement reached with the dissenting shareholders resolving the dispute over the dissenting shareholders’ statutory appraisal action. Of the $6.2 million settlement, $4.9 million was recorded as selling and administrative expense and $1.3 million was recorded as interest expense for statutory interest arising under Delaware General Corporation Law. On October 20, 2016, the Company paid the $34.9 million settlement to the dissenting shareholders and the dissenting stockholders fully released their claims against the Company. Breeze-Eastern manufactures high performance lifting and pulling devices for military and civilian aircraft, including rescue hoists, winches and cargo hooks, and weapons-lifting systems. These products fit well with TransDigm’s overall business direction. Breeze-Eastern is included in TransDigm’s Power & Control segment. All of the approximately $115.1 million of goodwill recognized for the acquisition is not deductible for tax purposes.
The Breeze-Eastern acquisition includes environmental reserves recorded at a fair value of approximately $25.0 million. Of the $25.0 million in environmental reserves, $4.8 million is included in accrued liabilities and $20.2 million is included in other non-current liabilities on the condensed consolidated balance sheet. The estimated $25.0 million fair value of the environmental reserves for Breeze-Eastern are recorded at the probable and estimable amount.

The environmental matters relate to soil and groundwater contamination and other environmental matters at several former facilities unrelated to Breeze-Eastern’s current operations.

4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which creates a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018. We have performed a preliminary review of the new guidance as compared to our current accounting policies. We have also commenced a review of a representative sample of contracts and other agreements with our customers and are evaluating the provisions contained within these contracts and agreements in consideration of the five step model specified within ASC 606. The Company is currently evaluating the impact that adopting the standard, along with the subsequent updates and clarifications, will have on its consolidated financial statements and disclosures. During fiscal 2017, we plan to finalize our review and determine our date and method of adoption.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," a new standard intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. The guidance was effective for the Company on October 1, 2016. However, as early adoption was permissible, the Company adopted the pronouncement beginning October 1, 2015. The adoption of this pronouncement did not have a significant impact on the Company's consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2019, with early adoption permitted.  The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2017, with early adoption permitted. As early adoption is permissible, the Company adopted this standard in the fourth quarter of fiscal 2016. As a result of adopting the standard in the fourth quarter of fiscal 2016, the condensed consolidated financial statements and earnings per share for the quarter ended January 2, 2016 were recasted where presented within this Form 10-Q to reflect the impact of this standard if the Company had adopted as of the beginning of fiscal 2016. Therefore, approximately $14.5 million in year-to-date excess tax benefits as of January 2, 2016 were reclassified from a component of additional paid-in-capital to a component of the income tax provision with a year-to-date favorable impact to basic and diluted earnings per common share of $0.26. The corresponding cash flows are reflected in cash provided by operating activities instead of financing activities, as required. In addition, the Company continued to account for forfeitures on an estimated basis.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)," which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments," which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended
	December 31, 2016	January 2, 2016
Numerator for earnings per share:
Net income	$118,871	$129,441
Less dividends paid on participating securities	(95,971)	(3,000)
Net income applicable to common stock - basic and diluted	$22,900	$126,441
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	53,365	53,706
Vested options deemed participating securities	3,159	3,099
Total shares for basic and diluted earnings per share	56,524	56,805
Basic and diluted earnings per share	$0.41	$2.23

6.    INVENTORIES
Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in thousands):

	December 31, 2016	September 30, 2016
Raw materials and purchased component parts	$485,842	$464,410
Work-in-progress	181,676	188,417
Finished goods	135,271	153,253
Total	802,789	806,080
Reserves for excess and obsolete inventory	(87,408)	(82,069)
Inventories - Net	$715,381	$724,011

7.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in thousands):

	December 31, 2016			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$718,176	$—	$718,176	$720,263	$—	$720,263
Technology	1,277,928	304,238	973,690	1,279,335	288,429	990,906
Order backlog	55,341	38,791	16,550	55,341	29,641	25,700
Other	43,347	16,432	26,915	43,331	15,857	27,474
Total	$2,094,792	$359,461	$1,735,331	$2,098,270	$333,927	$1,764,343

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended December 31, 2016 and January 2, 2016 was approximately $25.5 million and $16.3 million, respectively. The estimated amortization expense is $91.2 million for fiscal year 2017, $65.5 million for fiscal year 2018 and $65.5 million for each of the four succeeding fiscal years 2019 through 2022.

The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2016 through December 31, 2016 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance, September 30, 2016	$3,247,490	$2,376,593	$55,369	$5,679,452
Goodwill acquired during the year	—	—	—	—
Purchase price allocation adjustments	15,334	—	—	15,334
Currency translation adjustment	—	(7,538)	—	(7,538)
Balance, December 31, 2016	$3,262,824	$2,369,055	$55,369	$5,687,248

8.    DEBT
The Company’s debt consists of the following (in thousands):

	December 31, 2016
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(160)	$—	$199,840
Term loans	$6,422,557	$(51,446)	$(16,519)	$6,354,592
5 1/2% senior subordinated notes due 2020 (2020 Notes)	550,000	(4,035)	—	545,965
7 1/2% senior subordinated notes due 2021 (2021 Notes)	—	—	—	—
6% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(8,021)	—	1,141,979
6 1/2% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(8,924)	—	1,191,076
6 1/2% senior subordinated notes due 2025 (2025 Notes)	450,000	(4,024)	—	445,976
6 3/8% senior subordinated notes due 2026 (2026 Notes)	950,000	(9,484)	—	940,516
	10,722,557	(85,934)	(16,519)	10,620,104
Less current portion	64,603	(446)	—	64,157
Long-term debt	$10,657,954	$(85,488)	$(16,519)	$10,555,947

	September 30, 2016
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(229)	$—	$199,771
Term loans	$5,288,708	$(42,662)	$(11,439)	$5,234,607
2020 Notes	550,000	(4,299)	—	545,701
2021 Notes	500,000	(3,141)	—	496,859
2022 Notes	1,150,000	(8,381)	—	1,141,619
2024 Notes	1,200,000	(9,218)	—	1,190,782
2025 Notes	450,000	(4,144)	—	445,856
2026 Notes	950,000	(9,588)	—	940,412
	10,088,708	(81,433)	(11,439)	9,995,836
Less current portion	53,074	(429)	—	52,645
Long-term debt	$10,035,634	$(81,004)	$(11,439)	$9,943,191
Repurchase of Senior Subordinated Notes due 2021 - On October 13, 2016, the Company announced a cash tender offer for any and all of its outstanding 2021 Notes. On October 27, 2016, the Company redeemed a principal amount of approximately $158 million in 2021 Notes outstanding for total consideration of $1,060.50 (plus accrued and unpaid interest) for each $1,000 aggregate principal amount. The total consideration included an early tender premium of $30.00 per $1,000 principal amount of 2021 Notes payable only with respect to each note validly tendered and not revoked on or before October 26, 2016. On November 28, 2016, pursuant to the terms of the indenture governing the 2021 Notes, the Company redeemed the remaining principal of $342 million in 2021 Notes outstanding at a redemption price of 105.625% of the principal amount (plus accrued and unpaid interest).

The Company recorded refinancing costs of $31.9 million during the thirteen week period ended December 31, 2016 representing debt issuance costs expensed in conjunction with the redemption of the 2021 Notes. The costs consisted of the premium of $28.8 million paid to redeem the $500 million of 2021 Notes and the write-off of $3.1 million in unamortized debt issuance costs.
Incremental Term Loan Assumption Agreement - On October 14, 2016, the Company entered into an Incremental Term Loan Assumption Agreement (the “Assumption Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and as a lender, in connection with the 2016 Term Loans. The Assumption Agreement, among other things, provides for (i) additional tranche F term loans in an aggregate principal amount equal to $650 million, which were fully drawn on October 14, 2016 (the “Initial Additional Tranche F Term Loans”), and (ii) additional delayed draw tranche F term loans in an aggregate principal amount not to exceed $500 million, which were fully drawn on October 27, 2016 (the “Delayed Draw Additional Tranche F Term Loans”, and together with the Initial Additional Tranche F Term Loans, the “Additional Tranche F Term Loans”), the proceeds of which were used to repurchase the Company's 2021 Notes. The terms and conditions that apply to the Additional Tranche F Term Loans are substantially the same as the terms and conditions that apply to the Tranche F Term Loans under the 2016 Term Loans immediately prior to the Assumption Agreement.
The Company recorded refinancing costs of $0.2 million during the thirteen week period ended December 31, 2016 representing debt issuance costs expensed in conjunction with the Assumption Agreement.

9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended December 31, 2016 and January 2, 2016, the effective income tax rate was 14.4% and 21.1%, respectively. The Company’s lower effective tax rate for the thirteen week period was primarily due to a higher discrete adjustment from excess tax benefits for share-based payments. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate primarily due to excess tax benefits from share based payments, the domestic manufacturing deduction and foreign earnings taxed at rates lower than the U.S. statutory rate.
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
At December 31, 2016 and September 30, 2016, TD Group had $7.4 million and $8.7 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $7.2 million and $8.5 million on the effective tax rate at December 31, 2016 and September 30, 2016, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $1.3 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		December 31, 2016		September 30, 2016
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$972,360	$972,360	$1,586,994	$1,586,994
Interest rate cap agreements (1)	2	19,879	19,879	4,232	4,232
Interest rate swap agreements (1)	2	7,110	7,110	—	—
Liabilities:
Interest rate swap agreements (2)	2	28,168	28,168	29,191	29,191
Interest rate swap agreements (3)	2	11,232	11,232	53,824	53,824
Short-term borrowings - trade receivable securitization facility (4)	1	199,840	199,840	199,771	199,771
Long-term debt, including current portion:
Term loans (4)	2	6,354,592	6,447,080	5,234,607	5,284,037
2020 Notes (4)	1	545,965	563,750	545,701	566,500
2021 Notes (4)	1	—	—	496,859	530,000
2022 Notes (4)	1	1,141,979	1,190,250	1,141,619	1,214,688
2024 Notes (4)	1	1,191,076	1,254,000	1,190,782	1,266,000
2025 Notes (4)	1	445,976	468,000	445,856	469,125
2026 Notes (4)	1	940,516	978,500	940,412	985,625

(1)	Included in other non-current assets on the condensed consolidated balance sheet.

(2)	Included in accrued liabilities on the condensed consolidated balance sheet.

(3)	Included in other non-current liabilities on the condensed consolidated balance sheet.

(4)	The carrying amount of the debt instrument is presented net of the debt issuance costs in connection with the Company's adoption of ASU 2015-03. Refer to Note 8, "Debt," for gross carrying amounts.
The Company values its financial instruments using an industry standard market approach, in which prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at December 31, 2016 and September 30, 2016.

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
The following table summarizes the Company's interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Debt	Conversion of Related Variable Rate Debt to Fixed Rate of:
$500	12/30/2016	12/31/2021	Tranche F Term Loans	4.9% (1.9% plus the 3% margin percentage)
$1,000	6/28/2019	6/30/2021	Tranche F Term Loans	4.8% (1.8% plus the 3% margin percentage)
$750	3/31/2016	6/30/2020	Tranche D Term Loans	5.8% (2.8% plus the 3% margin percentage)
$1,000	9/30/2014	6/30/2019	Tranche C Term Loans	5.4% (2.4% plus the 3% margin percentage)
The following table summarizes the Company's interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Debt	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$400	12/30/2016	12/31/2021	Tranche F Term Loans	Three month LIBO rate of 2.5%
$400	6/30/2016	6/30/2021	Tranche F Term Loans	Three month LIBO rate of 2.0%
$750	9/30/2015	6/30/2020	Tranche E Term Loans	Three month LIBO rate of 2.5%
All interest rate swap and cap agreements are recognized in our condensed consolidated balance sheets at fair value. In accordance with GAAP, certain derivative asset and liability balances are offset where master netting agreements provide for the legal right of setoff. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the condensed consolidated balance sheet and the net amounts of assets and liabilities presented therein. As of December 31, 2016 and January 2, 2016, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the condensed consolidated balance sheet.

	December 31, 2016		September 30, 2016
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$19,879	$—	$4,232	$—
Interest rate swap agreements	15,213	(47,503)	—	(83,015)
Total	35,092	(47,503)	4,232	(83,015)
Effect of counterparty netting	(8,103)	8,103	—	—
Net derivatives as classified in the balance sheet (1)	$26,989	$(39,400)	$4,232	$(83,015)

(1)	Refer to Note 10, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of December 31, 2016, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $32.0 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one month, two month, three month, or six month LIBO rate set forth in the Credit Agreement.  Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into interest expense was $1.0 million for the thirteen week period ended December 31, 2016. The accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the cap agreements was $13.7 million with a related tax benefit of $5.1 million as of December 31, 2016.

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

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended
	December 31, 2016	January 2, 2016
Net sales to external customers
Power & Control	$441,074	$347,209
Airframe	348,664	331,138
Non-aviation	24,280	23,348
	$814,018	$701,695
The following table reconciles EBITDA As Defined by segment to consolidated income before income taxes (in thousands):

	Thirteen Week Periods Ended
	December 31, 2016	January 2, 2016
EBITDA As Defined
Power & Control	$216,782	$161,776
Airframe	170,511	155,088
Non-aviation	8,602	6,386
Total segment EBITDA As Defined	395,895	323,250
Unallocated corporate expenses	10,945	3,837
Total Company EBITDA As Defined	384,950	319,413
Depreciation and amortization expense	38,048	26,201
Interest expense - net	146,004	111,983
Acquisition-related costs	18,568	7,225
Stock compensation expense	10,020	10,681
Refinancing costs	32,084	—
Other, net	1,305	(735)
Income before income taxes	$138,921	$164,058
The following table presents total assets by segment (in thousands):

	December 31, 2016	September 30, 2016
Total assets
Power & Control	$5,112,841	$5,184,303
Airframe	3,862,912	3,922,532
Non-aviation	130,918	131,319
Corporate	930,451	1,488,123
	$10,037,122	$10,726,277
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the thirteen week period ended December 31, 2016 (in thousands):

	Unrealized (loss) gains on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity	Currency translation adjustment	Total
Balance at September 30, 2016	$(61,140)	$(24,297)	$(64,350)	$(149,787)
Current-period other comprehensive gain (loss)	38,176	—	(28,052)	10,124
Amounts reclassified from AOCI related to interest rate cap agreements	599	—	—	599
Balance at December 31, 2016	$(22,365)	$(24,297)	$(92,402)	$(139,064)

(1)	Unrealized loss represents interest rate swap and cap agreements, net of taxes of $(23,117) and $(5,092) for the thirteen week periods ended December 31, 2016 and January 2, 2016, respectively.
A summary of reclassifications out of accumulated other comprehensive loss for the thirteen week period ended December 31, 2016 is provided below (in thousands):

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization from redesignated interest rate cap agreements (1)	$956
Deferred tax benefit from redesignated interest rate cap agreements	(357)
Losses reclassified into earnings, net of tax	$599

(1)	This component of accumulated other comprehensive loss is included in interest expense (see Note 11, “Derivatives and Hedging Activity,” for additional information).

14.    SPECIAL DIVIDEND AND DIVIDEND EQUIVALENT PAYMENTS
On October 14, 2016, the Company's Board of Directors authorized and declared a special cash dividend of $24.00 on each outstanding share of common stock and cash dividend equivalent payments on options granted under its stock option plans. The record date for the special dividend was October 24, 2016, and the payment date for the dividend was November 1, 2016. The total cash payment related to the special dividend and related dividend equivalent payments in the first quarter of fiscal 2017 was approximately $1,280.1 million and $76.4 million, respectively. For the thirteen week period ended December 31, 2016, dividend equivalent payments related to dividends declared in fiscal 2013 and fiscal 2014 totaled $19.5 million.

15.    SUBSEQUENT EVENTS
On January 26, 2017, our Board of Directors increased the authorized amount of repurchases allowable under the stock program from $450 million to $472 million. The $22 million increase in the repurchases allowable under the stock repurchase program aligns the program with the restricted payments allowable under the Credit Agreement.
During January 2017, Company repurchased 666,755 shares of its common stock at a gross cost of approximately $150.0 million at the weighted-average price per share of $224.97 under the $472 million stock repurchase program. As of February 8, 2017, the remaining amount of repurchases allowable under the $472 million program was $212.9 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing notes.

16.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm’s 2020 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of December 31, 2016 and September 30, 2016 and its statements of income and comprehensive income and cash flows for the thirteen week periods ended December 31, 2016 and January 2, 2016 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the

Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.
Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 2020 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 2026 Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group and all existing 100% owned domestic subsidiaries of TransDigm Inc. and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,890	$811,204	$5,511	$149,755	$—	$972,360
Trade accounts receivable - Net	—	—	—	519,637	(6,853)	512,784
Inventories - Net	—	42,967	568,563	105,026	(1,175)	715,381
Prepaid expenses and other	—	4,271	22,852	7,770	—	34,893
Total current assets	5,890	858,442	596,926	782,188	(8,028)	2,235,418
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,880,515)	9,624,981	6,454,771	874,346	(15,073,583)	—
PROPERTY, PLANT AND EQUIPMENT -Net	—	15,775	254,907	43,875	—	314,557
GOODWILL	—	68,593	4,968,284	650,371	—	5,687,248
OTHER INTANGIBLE ASSETS - Net	—	24,927	1,459,995	250,409	—	1,735,331
OTHER	—	33,079	24,525	6,964	—	64,568
TOTAL ASSETS	$(1,874,625)	$10,625,797	$13,759,408	$2,608,153	$(15,081,611)	$10,037,122
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$64,157	$—	$—	$—	$64,157
Short-term borrowings - trade receivable securitization facility	—	—	—	199,840	—	199,840
Accounts payable	—	12,730	91,691	32,282	(7,193)	129,510
Accrued liabilities	—	125,976	126,990	52,445		305,411
Total current liabilities	—	202,863	218,681	284,567	(7,193)	698,918
LONG-TERM DEBT	—	10,555,947	—	—	—	10,555,947
DEFERRED INCOME TAXES	—	457,699	(544)	58,511	—	515,666
OTHER NON-CURRENT LIABILITIES	—	40,023	66,615	34,578	—	141,216
Total liabilities	—	11,256,532	284,752	377,656	(7,193)	11,911,747
STOCKHOLDERS’ (DEFICIT) EQUITY	(1,874,625)	(630,735)	13,474,656	2,230,497	(15,074,418)	(1,874,625)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,874,625)	$10,625,797	$13,759,408	$2,608,153	$(15,081,611)	$10,037,122

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,560	$1,421,251	$8,808	$143,375	$—	$1,586,994
Trade accounts receivable - Net	—	—	26,210	561,124	(10,995)	576,339
Inventories - Net	—	42,309	586,648	96,229	(1,175)	724,011
Prepaid expenses and other	—	8,209	27,381	7,763	—	43,353
Total current assets	13,560	1,471,769	649,047	808,491	(12,170)	2,930,697
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(665,050)	9,671,019	6,182,809	861,647	(16,050,425)	—
PROPERTY, PLANT AND EQUIPMENT - Net	—	15,991	250,544	44,045	—	310,580
GOODWILL	—	68,593	4,952,950	657,909	—	5,679,452
OTHER INTANGIBLE ASSETS - Net	—	24,801	1,483,285	256,257	—	1,764,343
OTHER	—	10,319	24,063	6,823	—	41,205
TOTAL ASSETS	$(651,490)	$11,262,492	$13,542,698	$2,635,172	$(16,062,595)	$10,726,277
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$52,645	$—	$—	$—	$52,645
Short-term borrowings - trade receivable securitization facility	—	—	—	199,771	—	199,771
Accounts payable	—	15,347	120,455	31,560	(11,287)	156,075
Accrued liabilities	—	159,909	123,646	60,557		344,112
Total current liabilities	—	227,901	244,101	291,888	(11,287)	752,603
LONG-TERM DEBT	—	9,943,191	—	—	—	9,943,191
DEFERRED INCOME TAXES	—	434,013	(544)	58,786	—	492,255
OTHER NON-CURRENT LIABILITIES	—	82,677	70,124	36,917	—	189,718
Total liabilities	—	10,687,782	313,681	387,591	(11,287)	11,377,767
STOCKHOLDERS’ (DEFICIT) EQUITY	(651,490)	574,710	13,229,017	2,247,581	(16,051,308)	(651,490)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(651,490)	$11,262,492	$13,542,698	$2,635,172	$(16,062,595)	$10,726,277

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$30,617	$682,919	$115,766	$(15,284)	$814,018
COST OF SALES	—	17,253	299,661	68,133	(15,284)	369,763
GROSS PROFIT	—	13,364	383,258	47,633	—	444,255
SELLING AND ADMINISTRATIVE EXPENSES	—	24,320	62,699	14,696	—	101,715
AMORTIZATION OF INTANGIBLE ASSETS	—	189	23,308	2,034	—	25,531
(LOSS) INCOME FROM OPERATIONS	—	(11,145)	297,251	30,903	—	317,009
INTEREST EXPENSE (INCOME) - Net	—	148,188	137	(2,321)	—	146,004
REFINANCING COSTS	—	32,084	—	—	—	32,084
EQUITY IN INCOME OF SUBSIDIARIES	(118,871)	(294,988)	—	—	413,859	—
INCOME BEFORE INCOME TAXES	118,871	103,571	297,114	33,224	(413,859)	138,921
INCOME TAX (BENEFIT) PROVISION	—	(15,300)	34,606	744	—	20,050
NET INCOME	$118,871	$118,871	$262,508	$32,480	$(413,859)	$118,871
OTHER COMPREHENSIVE LOSS, NET OF TAX	10,723	38,772	14,619	(69,304)	15,913	10,723
TOTAL COMPREHENSIVE INCOME	$129,594	$157,643	$277,127	$(36,824)	$(397,946)	$129,594

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$26,689	$576,421	$104,280	$(5,695)	$701,695
COST OF SALES	—	15,265	252,748	64,810	(5,695)	327,128
GROSS PROFIT	—	11,424	323,673	39,470	—	374,567
SELLING AND ADMINISTRATIVE EXPENSES	—	12,816	53,940	15,447	—	82,203
AMORTIZATION OF INTANGIBLE ASSETS	—	363	13,463	2,497	—	16,323
(LOSS) INCOME FROM OPERATIONS	—	(1,755)	256,270	21,526	—	276,041
INTEREST EXPENSE (INCOME) - Net	—	115,391	(555)	(2,853)	—	111,983
REFINANCING COSTS	—	—	—	—	—	—
EQUITY IN INCOME OF SUBSIDIARIES	(129,441)	(205,973)	—	—	335,414	—
INCOME BEFORE INCOME TAXES	129,441	88,827	256,825	24,379	(335,414)	164,058
INCOME TAX (BENEFIT) PROVISION	—	(40,614)	78,532	(3,301)	—	34,617
NET INCOME	$129,441	$129,441	$178,293	$27,680	$(335,414)	$129,441
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(92)	6,241	(3,564)	(11,758)	9,081	(92)
TOTAL COMPREHENSIVE INCOME	$129,349	$135,682	$174,729	$15,922	$(326,333)	$129,349

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(208,567)	$364,105	$70,301	$(48)	$225,791
INVESTING ACTIVITIES:
Capital expenditures	—	(354)	(19,835)	(1,618)	—	(21,807)
Payments made in connection with acquisitions - see Note 3	—	(30,002)	—	—	—	(30,002)
Net cash used in investing activities	—	(30,356)	(19,835)	(1,618)	—	(51,809)
FINANCING ACTIVITIES:
Intercompany activities	1,364,680	(958,757)	(347,567)	(58,404)	48	—
Proceeds from exercise of stock options	3,648	—	—	—	—	3,648
Special dividend and dividend equivalent payments	(1,375,998)	—	—	—	—	(1,375,998)
Proceeds from 2017 term loans, net	—	1,132,774	—	—	—	1,132,774
Repayment on term loans	—	(16,151)	—	—	—	(16,151)
Cash tender and redemption of the 2021 Notes, including premium	—	(528,847)	—	—	—	(528,847)
Other	—	(143)	—	—	—	(143)
Net cash used in financing activities	(7,670)	(371,124)	(347,567)	(58,404)	48	(784,717)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(3,899)	—	(3,899)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,670)	(610,047)	(3,297)	6,380	—	(614,634)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,560	1,421,251	8,808	143,375	—	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,890	$811,204	$5,511	$149,755	$—	$972,360

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIOD ENDED JANUARY 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(31,101)	$187,569	$21,989	$212	$178,669
INVESTING ACTIVITIES:
Capital expenditures	—	(455)	(8,043)	(1,674)	—	(10,172)
Net cash used in investing activities	—	(455)	(8,043)	(1,674)	—	(10,172)
FINANCING ACTIVITIES:
Intercompany activities	83,669	113,732	(183,088)	(14,101)	(212)	—
Proceeds from exercise of stock options	8,892	—	—	—	—	8,892
Dividend equivalent payments	(3,000)	—	—	—	—	(3,000)
Treasury stock repurchased	(70,775)	—	—	—	—	(70,775)
Repayment on term loans	—	(10,960)	—	—	—	(10,960)
Other	—	(87)	—	—	—	(87)
Net cash provided by (used in) financing activities	18,786	102,685	(183,088)	(14,101)	(212)	(75,930)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(1,309)	—	(1,309)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,786	71,129	(3,562)	4,905	—	91,258
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500	659,365	7,911	45,257	—	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,286	$730,494	$4,349	$50,162	$—	$805,291
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
For the first quarter of fiscal 2017, we generated net sales of $814.0 million and net income of $118.9 million. EBITDA As Defined was $385.0 million, or 47.3% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
Acquisitions
Recent acquisitions are described in Note 3, “Acquisitions” to the condensed consolidated financial statements included herein.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	December 31, 2016	% of Sales	January 2, 2016	% of Sales
Net sales	$814,018	100.0%	$701,695	100.0%
Cost of sales	369,763	45.4%	327,128	46.6%
Selling and administrative expenses	101,715	12.5%	82,203	11.7%
Amortization of intangible assets	25,531	3.1%	16,323	2.3%
Income from operations	317,009	38.9%	276,041	39.3%
Interest expense, net	146,004	17.9%	111,983	16.0%
Refinancing costs	32,084	3.9%	—	—%
Income tax provision	20,050	2.5%	34,617	4.9%
Net income	$118,871	14.6%	$129,441	18.4%

Changes in Results of Operations
Thirteen week period ended December 31, 2016 compared with the thirteen week period ended January 2, 2016
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended December 31, 2016 and January 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	December 31, 2016	January 2, 2016	Change
Organic sales	$726.5	$701.7	$24.8	3.5%
Acquisition sales	87.5	—	87.5	12.5%
	$814.0	$701.7	$112.3	16.0%
Organic commercial aftermarket and defense sales increased by $9.8 million and $20.2 million, or 3.7% and 10.3%, respectively. Partially offsetting these increases was a decrease in organic commercial OEM sales of $4.8 million, or 2.3%, for the quarter ended December 31, 2016 compared to the quarter ended January 2, 2016.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisitions of Breeze-Eastern, DDC and Y&F/Tactair in fiscal year 2016.

•
Cost of Sales and Gross Profit. Cost of sales increased by $42.7 million, or 13.1%, to $369.8 million for the thirteen week period ended December 31, 2016 compared to $327.1 million for the thirteen week period ended January 2, 2016. Cost of sales and the related percentage of total sales for the thirteen week periods ended December 31, 2016 and January 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 31, 2016	January 2, 2016	Change	% Change
Cost of sales - excluding costs below	$351.7	$321.6	$30.1	9.4%
% of total sales	43.2%	45.8%
Inventory purchase accounting adjustments	16.6	2.8	13.8	492.9%
% of total sales	2.0%	0.4%
Acquisition integration costs	0.5	1.1	(0.6)	(54.5)%
% of total sales	0.1%	0.2%
Stock compensation expense	1.0	1.6	(0.6)	(37.5)%
% of total sales	0.1%	0.2%
Total cost of sales	$369.8	$327.1	$42.7	13.1%
% of total sales	45.4%	46.6%
Gross profit	$444.3	$374.6	$69.7	18.6%
Gross profit percentage	54.6%	53.4%	1.2
The net increase in the dollar amount of cost of sales during the thirteen week period ended December 31, 2016 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth for both commercial aftermarket and defense markets. There was also higher inventory purchase accounting adjustments partially offset by lower acquisition integration costs and lower stock compensation expense as shown in the table above.
Gross profit as a percentage of sales increased by 1.2 percentage points to 54.6% for the thirteen week period ended December 31, 2016 from 53.4% for the thirteen week period ended January 2, 2016. The dollar amount of gross profit increased by $69.7 million, or 18.6%, for the quarter ended December 31, 2016 compared to the comparable quarter last year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $50.4 million for the quarter ended December 31, 2016, which represented gross profit of approximately 57% of the acquisition sales.

•
Organic sales growth as described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $31.9 million for the quarter ended December 31, 2016.

•
Slightly offsetting the increases in gross profit was the impact of higher inventory purchase accounting adjustments of $13.8 million offset by lower acquisition integration costs of $0.6 million and lower stock compensation expense of $0.6 million for the quarter ended December 31, 2016.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $19.5 million to $101.7 million, or 12.5% of sales, for the thirteen week period ended December 31, 2016 from $82.2 million, or 11.7% of sales, for the thirteen week period ended January 2, 2016. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended December 31, 2016 and January 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 31, 2016	January 2, 2016	Change	% Change
Selling and administrative expenses - excluding costs below	$91.2	$69.8	$21.4	30.7%
% of total sales	11.2%	9.9%
Stock compensation expense	9.0	9.1	(0.1)	(1.1)%
% of total sales	1.1%	1.3%
Acquisition-related expenses	1.5	3.3	(1.8)	(54.5)%
% of total sales	0.2%	0.5%
Total selling and administrative expenses	$101.7	$82.2	$19.5	23.7%
% of total sales	12.5%	11.7%
The increase in the dollar amount of selling and administrative expenses during the quarter ended December 31, 2016 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $16.5 million, which was approximately 18.9% of the acquisition sales, slightly offset by lower acquisition-related expenses of $1.8 million.

•
Amortization of Intangible Assets. Amortization of intangible assets was $25.5 million for the quarter ended December 31, 2016 compared to $16.3 million in the quarter ended January 2, 2016. The increase in amortization expense of $9.2 million was primarily due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2016 acquisitions.

•
Refinancing Costs. Refinancing costs of $32.1 million were recorded for the quarter ended December 31, 2016 representing debt issuance costs expensed in connection with the debt financing activity that occurred during the quarter ended December 31, 2016 as disclosed in Note 8, "Debt," to the condensed consolidated financial statements. Included within the $32.1 million was approximately $3.1 million in unamortized debt issuance costs that were written off. There were no refinancing costs recorded for the quarter ended January 2, 2016.

•
Interest Expense-net. Interest expense-net includes interest on outstanding borrowings, amortization of debt issuance costs and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $34.0 million, or 30.4%, to $146.0 million for the quarter ended December 31, 2016 from $112.0 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $11.0 billion for the quarter ended December 31, 2016 and approximately $8.4 billion for the quarter ended January 2, 2016. The increase in weighted average level of borrowings was primarily due to the issuance of the 2026 Notes for $950 million in June 2016, the incremental term loans of $950 million in June 2016 and the additional net debt financing of $641 million in the first fiscal quarter of 2017. The weighted average interest rate for cash interest payments on total borrowings outstanding at December 31, 2016 was 5.0%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 14.4% for the quarter ended December 31, 2016 compared to 21.1% for the quarter ended January 2, 2016. The Company’s lower effective tax rate for the thirteen week period ended December 31, 2016 was primarily due to a higher discrete adjustment from the application of ASU 2016-09 (see Note 4, "Recent Accounting Pronouncements," to the condensed consolidated financial statements) as it pertains to the accounting treatment of excess tax benefits on equity compensation and foreign earnings taxed at lower rates than the U.S. statutory rate.

•
Net Income. Net income decreased $10.5 million, or 8.2%, to $118.9 million for the quarter ended December 31, 2016 compared to net income of $129.4 million for the quarter ended January 2, 2016, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $0.41 for the quarter ended December 31, 2016 and $2.23 per share for the quarter ended January 2, 2016. Net income for the thirteen week period ended December 31, 2016 of $118.9 million was decreased by an allocation of dividends on participating securities of $96.0 million, or $1.70 per share, resulting in net income available to common shareholders of $22.9 million. Net income for the thirteen week period ended January 2, 2016 of $129.4 million was decreased by an allocation of dividends on participating securities of $3.0 million, or $0.05 per share, resulting in net income available to common shareholders of $126.4 million. The decrease in basic and diluted earnings per share of $1.82 per share to $0.41 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended December 31, 2016 and January 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 31, 2016	% of Sales	January 2, 2016	% of Sales	Change	% Change
Power & Control	$441.1	54.2%	$347.2	49.5%	$93.9	27.0%
Airframe	348.6	42.8%	331.1	47.2%	17.5	5.3%
Non-aviation	24.3	3.0%	23.4	3.3%	0.9	3.8%
	$814.0	100.0%	$701.7	100.0%	$112.3	16.0%
Acquisition sales for the Power & Control segment totaled $87.5 million, or an increase of 25.2%, resulting from the acquisitions of Breeze-Eastern, DDC and Y&F/Tactair in fiscal year 2016. Organic sales increased $6.4 million, or an increase of 1.8%, for the thirteen week period ended December 31, 2016 compared to the thirteen week period ended January 2, 2016. The organic sales increase resulted primarily from increases in commercial aftermarket sales ($12.9 million, an increase of 11.4%) and defense sales ($1.5 million, an increase of 1.2%) partially offset by a decrease in commercial OEM sales ($8.2 million, a decrease of 8.6%).
Organic sales for the Airframe segment increased $17.5 million, or an increase of 5.3%, for the thirteen week period ended December 31, 2016 compared to the thirteen week period ended January 2, 2016. The organic sales increase primarily resulted from increases in defense sales ($18.3 million, an increase of 28.7%) and commercial OEM sales ($3.5 million, an increase of 3.0%) partially offset by a decrease in commercial aftermarket sales ($3.1 million, a decrease of 2.1%). There were no acquisition sales for the Airframe segment for the thirteen week period ended December 31, 2016.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended December 31, 2016 and January 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 31, 2016	% of Segment Sales	January 2, 2016	% of Segment Sales	Change	% Change
Power & Control	$216.8	49.1%	$161.8	46.6%	$55.0	34.0%
Airframe	170.5	48.9%	155.1	46.8%	15.4	9.9%
Non-aviation	8.6	35.4%	6.4	27.4%	2.2	34.4%
	$395.9	48.6%	$323.3	46.1%	$72.6	22.5%
EBITDA As Defined for the Power & Control segment from the acquisitions of Breeze-Eastern, DDC and Y&F/Tactair in fiscal year 2016 was approximately $35.4 million for the thirteen week period ended December 31, 2016. Organic EBITDA As Defined increased approximately $19.6 million, or an increase of 12.1%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Organic EBITDA As Defined for the Airframe segment increased approximately $15.4 million, or an increase of 9.9%, for the thirteen week period ended December 31, 2016 resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume. There was no EBITDA As Defined from acquisitions for the Airframe segment for the thirteen week period ended December 31, 2016.
Backlog
As of December 31, 2016, the Company estimated its sales order backlog at $1,569 million compared to an estimated sales order backlog of $1,444 million as of January 2, 2016. The increase in backlog is primarily due to acquisitions. The majority of the purchase orders outstanding as of December 31, 2016 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 31, 2016 may not necessarily represent the actual amount of shipments or sales for any future period.

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
As a result of the new debt financing in first quarter of fiscal 2017, interest payments will increase going forward in line with the terms of the related debt agreements. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide more than sufficient cash provided by operating activities to meet our liquidity needs.  We believe our cash provided by operating activities and available borrowing capacity will enable us to make opportunistic investments in our own stock, make strategic business combinations and/or pay dividends to our shareholders.
Operating Activities. The Company generated $225.8 million of net cash from operating activities during the thirteen week period ended December 31, 2016 compared to $178.7 million during the thirteen week period ended January 2, 2016. The net increase of $47.1 million is primarily attributable to items adjusting net income for non-cash expenses and income of $38.4 million, and favorable changes in trade accounts receivable, inventories, and accounts payable of $69.9 million, net. Partially offsetting the increases were higher interest payments of $65.0 million.
The change in accounts receivable during the thirteen week period ended December 31, 2016 was source of cash of $59.8 million compared to a source of cash of $14.4 million during the thirteen week period ended January 2, 2016. The additional source of cash of $45.4 million is attributable to the higher rate of collection of accounts receivable offset by a stronger sales volume in the latter half of the first quarter fiscal 2017 compared to the first quarter fiscal 2016.
The change in inventories during the thirteen week period ended December 31, 2016 was source of cash of $8.4 million compared to a use of cash of $14.1 million during the thirteen week period ended January 2, 2016. The additional source of cash of $22.5 million is primarily attributable to stronger sales volume in the latter half of the first quarter fiscal 2017 compared to the first quarter fiscal 2016 and increased monitoring of inventory management.
Investing Activities. Net cash used in investing activities was $51.8 million during the thirteen week period ended December 31, 2016 consisting of capital expenditures of $21.8 million and the cash settlement of the Breeze dissenting shares litigation for $28.7 million. Additional investing activities consisted of a favorable working capital settlement of $1.4 million for the DDC acquisition and an unfavorable working capital settlement of $2.7 million for the Y&F/Tactair acquisition, respectively.
Net cash used in investing activities was comprised of capital expenditures of $10.2 million during the thirteen week period ended January 2, 2016.
Financing Activities. Net cash used in financing activities during the thirteen week period ended December 31, 2016 was $784.7 million, which was primarily comprised of net proceeds from the 2017 term loans of $1,132.8 million and $3.6 million in proceeds from stock option exercises. These increases were offset by the payment of a $24.00 per share special dividend and dividend equivalent payments aggregating to $1,376.0 million, redemption and related premium paid on the 2021 Notes aggregating to $528.8 million and $16.2 million in debt service payments on the existing term loans.

Net cash used in financing activities during the thirteen week period ended January 2, 2016 was $75.9 million, which primarily was comprised of $70.8 million in treasury stock purchases under the Company's share repurchase program, debt service payments of $11.0 million, and $3.0 million of dividend equivalent payments. Slightly offsetting these uses in cash was $8.9 million in proceeds from stock option exercises.
Description of Senior Secured Credit Facilities and Indentures
Senior Secured Credit Facilities
On June 9, 2016, TD Group and certain subsidiaries of TransDigm entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the "Credit Agreement"). Refer to Note 11, "Debt," to the consolidated financial statements included within our Annual Report on Form 10-K for further information regarding the tranche F term loans, the conversion of a portion of the existing tranche C term loans to tranche F, the repricing of the tranche E terms loans and amendment to the revolving commitments.
TransDigm has $6,423 million in fully drawn term loans (the “Term Loans Facility”) and a $600 million revolving credit facility. The Term Loans Facility consists of four tranches of term loans as follows (aggregate principal amount disclosed is as of December 31, 2016):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche C	$1,225 million	February 28, 2020	LIBO rate (1) +3.00%
Tranche D	$804 million	June 4, 2021	LIBO rate (1) + 3.00%
Tranche E	$1,515 million	May 14, 2022	LIBO rate (1) + 3.00%
Tranche F	$2,879 million	June 9, 2023	LIBO rate (1) + 3.00%

(1)	LIBO rate is subject to a floor of 0.75%.
The Term Loans Facility requires quarterly aggregate principal payments of $16.2 million. The revolving commitments consist of one tranche which includes up to $100 million of multicurrency revolving commitments. At December 31, 2016, the Company had $16 million in letters of credit outstanding and $584 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. For the thirteen week period ended December 31, 2016, the applicable interest rates ranged from approximately 3.75% to 3.84% on the existing term loans.
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
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended December 31, 2016.
Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 11, “Derivatives and Hedging Activities” to the condensed consolidated financial statements included herein.
On October 14, 2016, the Company entered into the Assumption Agreement with Credit Suisse AG, as administrative agent and collateral agent, and as a lender, in connection with the 2016 term loans. The Assumption Agreement, among other things, provides for (i) additional tranche F term loans in an aggregate principal amount equal to $650 million, which were fully drawn on October 14, 2016, and (ii) additional delayed draw tranche F term loans in an aggregate principal amount not to exceed $500 million, which were fully drawn on October 27, 2016, the proceeds of which were used to repurchase its 2021 Notes in connection the tender offer announced on October 13, 2016. The terms and conditions that apply to the Additional Tranche F Term Loans are substantially the same as the terms and conditions that apply to the Tranche F Term Loans under the 2016 term loans immediately prior to the Assumption Agreement.

Indentures

Senior Subordinated Notes	Aggregate Principal	Maturity Date	Interest Rate
2020 Notes	$550 million	October 15, 2020	5.50%
2022 Notes	$1,150 million	July 15, 2022	6.00%
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$450 million	May 15, 2025	6.50%
2026 Notes	$950 million	June 15, 2026	6.375%
The 2020 Notes, the 2022 Notes, the 2024 Notes, the 2025 Notes and the 2026 Notes (the “Notes”) were issued at an issue price of 100% of the principal amount. Such notes do not require principal payments prior to their maturity. Interest under the Notes is payable semi-annually. The Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the applicable Indentures.
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
During the quarter ended December 31, 2016, the Company cash tendered all of its 2021 Notes outstanding with a portion of the proceeds received from the Incremental Term Loan Assumptions Agreement.
Certain Restrictive Covenants in Our Debt Documents
The Credit Agreement and the Indentures governing the Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.
Pursuant to the Credit Agreement and subject to certain conditions, TransDigm was permitted to make certain additional restricted payments, including to declare or pay dividends or repurchase stock, in an aggregate amount not to exceed $1,500 million on or prior to December 31, 2016. Subsequent to December 31, 2016, the aggregate amount of restricted payments remaining, not to exceed $500 million, may be made solely to the extent that the proceeds are used to repurchase stock. The total restricted payments, as described above, made prior to December 31, 2016 totaled $1,326 million (all related to the special dividend payment and dividend equivalent payments). The remaining $50 million in dividend equivalent payments made in the quarter ended December 31, 2016 was applied against allowable restricted payments that carried over from previous years under our Credit Agreement.
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
As of December 31, 2016, the Company was in compliance with all of its debt covenants.
Trade Receivables Securitization
During fiscal 2014, the Company established a trade accounts receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the Company's domestic operations' trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In

August 2015, the Company increased the borrowing capacity from $225 million to $250 million in connection with amending the Securitization Facility. In August 2016, the Company amended the Securitization Facility to extend the maturity date to August 1, 2017. As of December 31, 2016, the Company has borrowed $200 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations' trade accounts receivable.
Stock Repurchase Program
On January 21, 2016, our Board of Directors authorized a stock repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $450 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures. No repurchases were made under the program during the quarter ended December 31, 2016.
On January 26, 2017, our Board of Directors increased the authorized amount of repurchases allowable under the stock program from $450 million to $472 million. The $22 million increase in the repurchases allowable under the stock repurchase program aligns the program with the restricted payments allowable under the Credit Agreement.
During January 2017, Company repurchased 666,755 shares of its common stock at a gross cost of approximately $150.0 million at the weighted-average price per share of $224.97 under the $450 million stock repurchase program. As of February 8, 2017, the remaining amount of repurchases allowable under the $472 million program was $212.9 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing notes.

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
The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	December 31, 2016	January 2, 2016
	(in thousands)
Net income	$118,871	$129,441
Adjustments:
Depreciation and amortization expense	38,048	26,201
Interest expense, net	146,004	111,983
Income tax provision	20,050	34,617
EBITDA	322,973	302,242
Adjustments:
Inventory purchase accounting adjustments(1)	16,578	2,802
Acquisition integration costs(2)	1,110	4,352
Acquisition transaction-related expenses(3)	880	71
Non-cash stock compensation expense(4)	10,020	10,681
Refinancing costs(5)	32,084	—
Other, net(6)	1,305	(735)
EBITDA As Defined	$384,950	$319,413

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(4)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(5)	For the period ended December 31, 2016, represents debt issuance costs expensed in conjunction with the incremental term loan (tranche F) and refinancing of the 2021 Notes.

(6)
Primarily represents foreign currency transaction gain or loss on intercompany loans to be settled, gain or loss on sale of fixed assets and payroll withholding taxes related to dividend equivalent payments.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	December 31, 2016	January 2, 2016
	(in thousands)
Net cash provided by operating activities	$225,791	$178,669
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(27,204)	(7,913)
Interest expense, net (1)	141,384	108,151
Income tax provision - current	20,543	34,016
Non-cash stock compensation expense (2)	(10,020)	(10,681)
Refinancing costs (6)	(32,084)	—
Other, net (8)	4,563	—
EBITDA	322,973	302,242
Adjustments:
Inventory purchase accounting adjustments (3)	16,578	2,802
Acquisition integration costs (4)	1,110	4,352
Acquisition transaction-related expenses (5)	880	71
Non-cash stock compensation expense (2)	10,020	10,681
Refinancing costs (6)	32,084	—
Other, net (7)	1,305	(735)
EBITDA As Defined	$384,950	$319,413

(1)	Represents interest expense excluding the amortization of debt issuance costs and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(6)	For the period ended December 31, 2016, represents debt issuance costs expensed in conjunction with the incremental term loan (tranche F) and refinancing of the 2021 Notes.

(7)
Primarily represents foreign currency transaction gain or loss on intercompany loans to be settled, gain or loss on sale of fixed assets and payroll withholding taxes related to dividend equivalent payments.

(8)
Represents the recognition of deferred revenue, the release of customer advances and amortization of the redesignated interest rate cap agreements discussed in Note 11, "Derivatives and Hedging Activity."

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
A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2016. There have been no significant changes to our critical accounting policies during the thirteen week period ended December 31, 2016. Refer to Note 4, "Recent Accounting Pronouncements," for a discussion of accounting standards recently adopted or required to be adopted in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption 'Description of Senior Secured Credit Facilities and Indentures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. CONTROLS AND PROCEDURES
As of December 31, 2016, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chairman of the Board of Directors and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chairman of the Board of Directors and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended December 31, 2016.

PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed on November 15, 2016. There have been no material changes to the risk factors set forth therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On January 21, 2016, our Board of Directors authorized a stock repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $450 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures. No repurchases were made under the program during the quarter ended December 31, 2016. Under the stock repurchase program, as of December 31, 2016, the Company had repurchased 563,200 shares of its common stock at a gross cost of approximately $109.1 million at a weighted-average price per share of $193.67.
On January 26, 2017, our Board of Directors increased the authorized amount of repurchases allowable under the stock program from $450 million to $472 million. The $22 million increase in the repurchases allowable under the stock repurchase program aligns the program with the restricted payments allowable under the Credit Agreement.
During January 2017, Company repurchased 666,755 shares of its common stock at a gross cost of approximately $150.0 million at the weighted-average price per share of $224.97 under the $450 million stock repurchase program. As of February 8, 2017, the remaining amount of repurchases allowable under the $472 million program was $212.9 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing notes.

ITEM 6. EXHIBITS

4.1
Ninth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to 10-K filed November 15, 2016)

4.2
Seventh Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to 10-K filed November 15, 2016)

4.3
Sixth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to 10-K filed November 15, 2016)

4.4
Sixth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to 10-K filed November 15, 2016)

4.5
Fifth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to 10-K filed November 15, 2016)

4.6
Second Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to 10-K filed November 15, 2016)

10.1	Amended and Restated Employment Agreement, dated December 14, 2016, between TransDigm Group Incorporated and Kevin Stein* (incorporated by reference to 8-K filed December 15, 2016)
10.2	Amended and Restated Employment Agreement, dated December 14, 2016, between TransDigm Group Incorporated and Robert Henderson* (incorporated by reference to 8-K filed December 15, 2016)
10.3	Second Amendment to Employment Agreement, dated November 11, 2016, between TransDigm Group Incorporated and Terrance Paradie* (incorporated by reference to 8-K filed November 15, 2016)
10.4	Fourth Amendment to Employment Agreement, dated November 11, 2016, between TransDigm Group Incorporated and Bernt Iversen* (incorporated by reference to 8-K filed November 15, 2016)
10.5
Incremental Term Loan Assumption Agreement, dated as of October 14, 2016, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto,
Credit Suisse AG, as administrative agent and collateral agent, and as a lender. (incorporated by reference to 8-K filed October 14, 2016)

10.6	Stock Option Agreement for options awarded in fiscal 2017* (filed herewith)
10.7	Stock Option Grant Notice and Stock Option Agreement dated November 10, 2016 between TransDigm Group Incorporated and W. Nicholas Howley (annual equity award)* (filed herewith)
10.8
Stock Option Grant Notice and Stock Option Agreement dated November 10, 2016 between TransDigm Group
Incorporated and W. Nicholas Howley (equity award in lieu of fiscal 2016 bonus and calendar 2017 salary)* (filed herewith)

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 8, 2017
W. Nicholas Howley

/s/ Terrance M. Paradie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 8, 2017
Terrance M. Paradie

EXHIBIT INDEX
TO FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2016

EXHIBIT NO.	DESCRIPTION
10.6	Stock Option Agreement for options awarded in fiscal 2017* (filed herewith)
10.7	Stock Option Grant Notice and Stock Option Agreement dated November 10, 2016 between TransDigm Group Incorporated and W. Nicholas Howley (annual equity award)* (filed herewith)
10.8
Stock Option Grant Notice and Stock Option Agreement dated November 10, 2016 between TransDigm Group
Incorporated and W. Nicholas Howley (equity award in lieu of fiscal 2016 bonus and calendar 2017 salary)* (filed herewith)

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