Form 10-Q
period 2017-04-01
TransDigm Group INC
filed 2017-05-10
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 1, 2017.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐
NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
EMERGING GROWTH COMPANY	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,023,814 as of May 1, 2017.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	April 1, 2017	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$985,389	$1,586,994
Trade accounts receivable - Net	573,952	576,339
Inventories - Net	725,025	724,011
Prepaid expenses and other	36,063	43,353
Total current assets	2,320,429	2,930,697
PROPERTY, PLANT AND EQUIPMENT - NET	319,403	310,580
GOODWILL	5,739,699	5,679,452
OTHER INTANGIBLE ASSETS - NET	1,748,544	1,764,343
OTHER	59,252	41,205
TOTAL ASSETS	$10,187,327	$10,726,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$64,064	$52,645
Short-term borrowings - trade receivable securitization facility	199,909	199,771
Accounts payable	139,003	156,075
Accrued liabilities	329,663	344,112
Total current liabilities	732,639	752,603
LONG-TERM DEBT	10,839,282	9,943,191
DEFERRED INCOME TAXES	518,913	492,255
OTHER NON-CURRENT LIABILITIES	135,257	189,718
Total liabilities	12,226,091	11,377,767
STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 55,964,336 and 55,767,767 at April 1, 2017 and September 30, 2016, respectively	560	558
Additional paid-in capital	1,062,192	1,028,972
Accumulated deficit	(2,248,578)	(1,146,963)
Accumulated other comprehensive loss	(128,835)	(149,787)
Treasury stock, at cost; 3,950,859 shares at April 1, 2017 and 2,433,035 at September 30, 2016, respectively	(724,103)	(384,270)
Total stockholders’ deficit	(2,038,764)	(651,490)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,187,327	$10,726,277
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
APRIL 1, 2017 AND APRIL 2, 2016
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
NET SALES	$873,232	$796,801	$1,687,250	$1,498,496
COST OF SALES	382,144	371,140	751,907	698,267
GROSS PROFIT	491,088	425,661	935,343	800,229
SELLING AND ADMINISTRATIVE EXPENSES	102,592	95,064	204,307	177,267
AMORTIZATION OF INTANGIBLE ASSETS	22,134	18,522	47,665	34,845
INCOME FROM OPERATIONS	366,362	312,075	683,371	588,117
INTEREST EXPENSE - NET	147,842	111,288	293,846	223,271
REFINANCING COSTS	3,507	—	35,591	—
INCOME BEFORE INCOME TAXES	215,013	200,787	353,934	364,846
INCOME TAX PROVISION	59,508	59,104	79,558	93,722
NET INCOME	$155,505	$141,683	$274,376	$271,124
NET INCOME APPLICABLE TO COMMON STOCK	$155,505	$141,683	$178,405	$268,124
Net earnings per share - see Note 5:
Basic and diluted	$2.78	$2.52	$3.17	$4.75
Cash dividends paid per common share	$—	$—	$24.00	$—
Weighted-average shares outstanding:
Basic and diluted	55,894	56,134	56,211	56,475
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
APRIL 1, 2017 AND APRIL 2, 2016
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net income	$155,505	$141,683	$274,376	$271,124
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,050	4,636	(20,002)	(4,314)
Interest rate swap and cap agreements	2,179	(18,383)	40,954	(9,525)
Other comprehensive income (loss), net of tax	10,229	(13,747)	20,952	(13,839)
TOTAL COMPREHENSIVE INCOME	$165,734	$127,936	$295,328	$257,285
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 1, 2017
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2016	55,767,767	$558	$1,028,972	$(1,146,963)	$(149,787)	(2,433,035)	$(384,270)	$(651,490)
Dividends paid	—	—	—	(1,280,070)	—	—	—	(1,280,070)
Unvested dividend equivalents	—	—	—	(95,921)	—	—	—	(95,921)
Compensation expense recognized for employee stock options	—	—	21,126	—	—	—	—	21,126
Exercise of employee stock options	198,088	2	12,345	—	—	—	—	12,347
Restricted stock activity	(2,035)	—	(370)	—	—	—	—	(370)
Treasury stock purchased	—	—	—	—	—	(1,517,824)	(339,833)	(339,833)
Common stock issued	516	—	119	—	—	—	—	119
Net income	—	—	—	274,376	—	—	—	274,376
Foreign currency translation adjustments	—	—	—	—	(20,002)	—	—	(20,002)
Interest rate swaps and caps, net of tax	—	—	—	—	40,954	—	—	40,954
BALANCE, APRIL 1, 2017	55,964,336	$560	$1,062,192	$(2,248,578)	$(128,835)	(3,950,859)	$(724,103)	$(2,038,764)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	April 1, 2017	April 2, 2016
OPERATING ACTIVITIES:
Net income	$274,376	$271,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,846	20,333
Amortization of intangible assets and product certification costs	48,081	35,204
Amortization of debt issuance costs, original issue discount and premium	10,170	7,664
Refinancing costs	35,591	—
Non-cash equity compensation	21,126	22,448
Deferred income taxes	346	2,624
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	3,108	(18,484)
Inventories	6,896	(15,534)
Income taxes receivable/payable	23,706	(3,608)
Other assets	(4,151)	4,891
Accounts payable	(17,545)	(27,665)
Accrued interest	(822)	824
Accrued and other liabilities	(35,228)	(12,941)
Net cash provided by operating activities	390,500	286,880
INVESTING ACTIVITIES:
Capital expenditures	(38,436)	(22,314)
Payments made in connection with acquisitions - see Note 3	(108,881)	(144,380)
Net cash used in investing activities	(147,317)	(166,694)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12,345	12,384
Special dividend and dividend equivalent payments	(1,375,998)	(3,000)
Treasury stock purchased	(339,833)	(207,755)
Proceeds from 2017 term loans, net	1,132,774	—
Repayment on term loans	(32,302)	(21,920)
Cash tender and redemption of the 2021 Notes, including premium	(528,847)	—
Proceeds from additional 2025 Notes offering, net	301,006	—
Other	(10,745)	(53)
Net cash used in financing activities	(841,600)	(220,344)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,188)	(1,860)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(601,605)	(102,018)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,586,994	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$985,389	$612,015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$289,311	$215,012
Cash paid during the period for income taxes	$55,544	$76,696
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEK PERIODS ENDED APRIL 1, 2017 AND APRIL 2, 2016
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2016 included in TD Group’s Form 10-K filed on November 15, 2016. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2016 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended April 1, 2017 are not necessarily indicative of the results to be expected for the full year.
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
3.    ACQUISITIONS
During the twenty-six week period ended April 1, 2017, the Company completed the acquisition of Schroth Safety Products GmbH and certain aviation and defense assets from subsidiaries of Takata Corporation (collectively, "Schroth"). During the fiscal year ended September 30, 2016, the Company completed the acquisitions of Young & Franklin Inc. / Tactair Fluid Controls Inc. (“Y&F/Tactair”), Data Device Corporation ("DDC") and Breeze-Eastern Corporation ("Breeze-Eastern"). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. As of April 1, 2017, the one-year measurement period is open for Schroth, Y&F/Tactair and DDC; therefore, the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of the respective one-year measurement period. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Schroth. As a result, the values attributed to those acquired assets in the April 1, 2017 condensed consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable twenty-six week period ended April 1, 2017 or April 2, 2016 are not material and, accordingly, are not provided.
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
Schroth – On February 22, 2017, the Company acquired all of the outstanding stock of Schroth Safety Products GmbH and certain aviation and defense assets and liabilities from subsidiaries of Takata Corporation (collectively, "Schroth"), for a total purchase price of approximately $88.9 million, of which $78.9 million was paid in cash and the remaining approximately $10.0 million is accrued related to an indemnity holdback and certain other adjustments to be settled within the one-year measurement period. Schroth designs and manufactures proprietary, highly engineered, advanced safety systems for aviation, racing and military ground vehicles throughout the world. These products fit well with TransDigm’s overall business direction. Schroth is included in TransDigm's Airframe segment. The Company expects that approximately $26 million of goodwill recognized for the acquisition will be deductible for tax purposes and approximately $38 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
Y&F/Tactair – On September 23, 2016, the Company acquired all of the outstanding stock of Young & Franklin, Inc., the parent company of Tactair Fluid Controls, Inc. ("Y&F/Tactair"), for approximately $258.8 million in cash, which includes a working capital settlement of $2.7 million paid in the first quarter of fiscal 2017. Y&F/Tactair manufactures proprietary, highly engineered valves and actuators. These products fit well with TransDigm’s overall business direction. Y&F/Tactair is included in TransDigm’s Power & Control segment. The purchase price includes approximately $74.5 million of tax benefits being realized by the Company over a 15-year period that began in the first quarter of fiscal 2017. The Company expects that approximately $122 million of goodwill recognized for the acquisition will be deductible for tax purposes and approximately $8 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
DDC – On June 23, 2016, the Company acquired all of the outstanding stock of ILC Holdings, Inc., the parent company of Data Device Corporation ("DDC"), from Behrman Capital for a total purchase price of approximately $997.7 million in cash, which includes a working capital settlement of $1.4 million received in the first quarter of fiscal 2017. TransDigm financed the acquisition of DDC with cash proceeds from the issuance of senior subordinated notes due in June 2026 and term loans. DDC is a supplier of databus and power controls and related products that are used primarily in military avionics, commercial aerospace and space applications.  These products fit well with TransDigm’s overall business direction. DDC is included in TransDigm's Power & Control segment.
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
The Company expects that all of the approximately $765 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
Breeze-Eastern – On January 4, 2016, the Company completed the tender offer for all of the outstanding stock of Breeze-Eastern Corporation ("Breeze-Eastern") for $19.61 per share in cash. The purchase price was approximately $205.9 million, of which $146.4 million (net of cash acquired of $30.8 million) was paid at closing and $34.9 million was paid to dissenting shareholders during the first fiscal quarter of 2017. Of the $34.9 million payment, $28.7 million related to the original merger consideration and $6.2 million represented the settlement reached with the dissenting shareholders resolving the dispute over the dissenting shareholders’ statutory appraisal action. Of the $6.2 million settlement, $4.9 million was recorded as selling and administrative expense and $1.3 million was recorded as interest expense for statutory interest arising under Delaware General Corporation Law. Breeze-Eastern manufactures high performance lifting and pulling devices for military and civilian aircraft, including rescue hoists, winches and cargo hooks, and weapons-lifting systems. These products fit well with TransDigm’s overall business direction. Breeze-Eastern is included in TransDigm’s Power & Control segment. All of the approximately $115 million of goodwill recognized for the acquisition is not deductible for tax purposes.
The Breeze-Eastern acquisition includes environmental reserves recorded at a fair value of approximately $24.9 million. Of the $24.9 million in environmental reserves, $6.2 million is included in accrued liabilities and $18.7 million is included in other non-current liabilities on the condensed consolidated balance sheet. The estimated $24.9 million fair value of the environmental reserves for Breeze-Eastern are recorded at the probable and estimable amount. The environmental matters relate to soil and groundwater contamination and other environmental matters at several former facilities unrelated to Breeze-Eastern’s current operations.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which creates a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018, which is the planned date of adoption. We have performed a preliminary review of the new guidance as compared to our current accounting policies. For each reporting unit, we are reviewing a representative sample of contracts and other agreements with our customers and are evaluating the provisions contained within these contracts and agreements in consideration of the five step model specified within ASC 606. The Company is currently evaluating the impact that adopting the standard, along with the subsequent updates and clarifications, will have on its consolidated financial statements and disclosures. During fiscal 2017, we plan to finalize our review and determine our method of adoption.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2017, with early adoption permitted. As early adoption is permissible, the Company adopted this standard in the fourth quarter of fiscal 2016. As a result of adopting the standard in the fourth quarter of fiscal 2016, the condensed consolidated financial statements and earnings per share for the thirteen and twenty-six week periods ended April 2, 2016 were recasted where presented within this Form 10-Q to reflect the impact of this standard as if the Company had adopted as of the beginning of fiscal 2016. Therefore, approximately $3.1 million and $17.6 million in quarter-to-date and year-to-date excess tax benefits as of April 2, 2016 were reclassified from a component of additional paid-in-capital to a component of the income tax provision with a quarter-to-date and year-to-date favorable impact to basic and diluted earnings per common share of $0.05 and $0.31, respectively. The corresponding cash flows are reflected in cash provided by operating activities instead of financing activities, as required. The Company continued to account for forfeitures on an estimated basis.
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
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on its consolidated financial statements.
5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Numerator for earnings per share:
Net income	$155,505	$141,683	$274,376	$271,124
Less dividends paid on participating securities	—	—	(95,971)	(3,000)
Net income applicable to common stock - basic and diluted	$155,505	$141,683	$178,405	$268,124
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,849	53,222	53,108	53,468
Vested options deemed participating securities	3,045	2,912	3,103	3,007
Total shares for basic and diluted earnings per share	55,894	56,134	56,211	56,475
Basic and diluted earnings per share	$2.78	$2.52	$3.17	$4.75
6.    INVENTORIES
Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in thousands):

	April 1, 2017	September 30, 2016
Raw materials and purchased component parts	$499,771	$464,410
Work-in-progress	189,151	188,417
Finished goods	127,828	153,253
Total	816,750	806,080
Reserves for excess and obsolete inventory	(91,725)	(82,069)
Inventories - Net	$725,025	$724,011

7.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in thousands):

	April 1, 2017			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$729,604	$—	$729,604	$720,263	$—	$720,263
Technology	1,285,428	319,942	965,486	1,279,335	288,429	990,906
Order backlog	51,776	44,185	7,591	55,341	29,641	25,700
Other	63,332	17,469	45,863	43,331	15,857	27,474
Total	$2,130,140	$381,596	$1,748,544	$2,098,270	$333,927	$1,764,343
Intangible assets acquired during the twenty-six period ended April 1, 2017 were as follows (in thousands):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$64,491
Trademarks and trade names	4,739
	69,230
Intangible assets subject to amortization:
Technology	13,426	20 years
Order backlog	527	1 year
	13,953	19 years
Total	$83,183
The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended April 1, 2017 and April 2, 2016 was approximately $47.7 million and $34.8 million, respectively. The estimated amortization expense is $88.4 million for fiscal year 2017, $67.0 million for fiscal year 2018 and $66.8 million for each of the four succeeding fiscal years 2019 through 2022.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2016 through April 1, 2017 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance, September 30, 2016	$3,247,490	$2,376,593	$55,369	$5,679,452
Goodwill acquired during the year	—	64,491	—	64,491
Purchase price allocation adjustments	1,050	—	—	1,050
Currency translation adjustment	—	(5,294)	—	(5,294)
Balance, April 1, 2017	$3,248,540	$2,435,790	$55,369	$5,739,699

8.    DEBT
The Company’s debt consists of the following (in thousands):

	April 1, 2017
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(91)	$—	$199,909
Term loans	$6,406,406	$(58,196)	$(15,849)	$6,332,361
5 1/2% senior subordinated notes due 2020 (2020 Notes)	550,000	(3,771)	—	546,229
7 1/2% senior subordinated notes due 2021 (2021 Notes)	—	—	—	—
6% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(7,661)	—	1,142,339
6 1/2% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(8,630)	—	1,191,370
6 1/2% senior subordinated notes due 2025 (2025 Notes)	750,000	(4,097)	4,454	750,357
6 3/8% senior subordinated notes due 2026 (2026 Notes)	950,000	(9,310)	—	940,690
	11,006,406	(91,665)	(11,395)	10,903,346
Less current portion	64,603	(539)	—	64,064
Long-term debt	$10,941,803	$(91,126)	$(11,395)	$10,839,282

	September 30, 2016
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(229)	$—	$199,771
Term loans	$5,288,708	$(42,662)	$(11,439)	$5,234,607
2020 Notes	550,000	(4,299)	—	545,701
2021 Notes	500,000	(3,141)	—	496,859
2022 Notes	1,150,000	(8,381)	—	1,141,619
2024 Notes	1,200,000	(9,218)	—	1,190,782
2025 Notes	450,000	(4,144)	—	445,856
2026 Notes	950,000	(9,588)	—	940,412
	10,088,708	(81,433)	(11,439)	9,995,836
Less current portion	53,074	(429)	—	52,645
Long-term debt	$10,035,634	$(81,004)	$(11,439)	$9,943,191
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
The Company recorded refinancing costs of $31.9 million during the twenty-six week period ended April 1, 2017 representing debt issuance costs expensed in conjunction with the redemption of the 2021 Notes. The costs consisted of the premium of $28.8 million paid to redeem the $500 million of 2021 Notes and the write-off of $3.1 million in unamortized debt issuance costs.
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
The Company capitalized $11.3 million and expensed $0.2 million in refinancing costs during the twenty-six week period ended April 1, 2017 associated with the Assumption Agreement.
Issuance of Senior Subordinated Notes - On March 1, 2017, TransDigm Inc. issued $300 million in aggregate principal amount of its 2025 Notes at an issue price of 101.5% of the principal amount. The new notes offered were an additional issuance to our existing $450 million of 2025 Notes. The new notes offered, together with the existing 2025 Notes, are treated as a single class for all purposes under the indenture. The 2025 Notes bear interest at the rate of 6.5% per annum, which accrues from November 15, 2016 and is payable semiannually in arrears on May 15 and November 15 of each year, commencing on May 15, 2017. The 2025 Notes mature on May 15, 2025, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indentures governing the 2025 Notes.
The 2025 Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the 2025 Notes. The 2025 Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its 100% owned domestic subsidiaries named in the 2025 indentures. The guarantees of the 2025 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 2025 Notes. The 2025 Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.
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
In addition to the premium of $4.5 million recorded upon the issuance of the additional $300 million of 2025 Notes, the Company capitalized $0.2 million and expensed $3.3 million in refinancing costs during the thirteen week period ended April 1, 2017 representing fees associated with the issuance of the additional $300 million of 2025 Notes.
Amendment No. 2 to the Restated Credit Agreement - On March 6, 2017, TransDigm Inc., TD Group and certain subsidiaries of TransDigm entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated June 4, 2014, with Credit Suisse AG, as administrative agent and collateral agent (the "Agent"), and the other agents and lenders named therein. Amendment No. 2 permits, among other things, up to $1.5 billion of dividends and share repurchases over the next twelve months. If any portion of the $1.5 billion is not used for dividends or share repurchases over the next twelve months, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter. Amendment No. 2 also increases the general investment basket to the greater of $400 million and 8% of consolidated total assets.
The Company capitalized $10.3 million and expensed $0.2 million in refinancing costs during the thirteen week period ended April 1, 2017 representing fees associated with Amendment No. 2.
9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended April 1, 2017 and April 2, 2016, the effective tax rate was 27.7% and 29.4%, respectively. During the twenty-six week periods ended April 1, 2017 and April 2, 2016, the effective income tax rate was 22.5% and 25.7%, respectively. The Company's lower effective tax rate for the thirteen week and twenty-six week periods ended April 1, 2017 was primarily due to a higher discrete adjustment from excess tax benefits for share-based payments. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate primarily due to excess tax benefits from share based payments, the domestic manufacturing deduction and foreign earnings taxed at rates lower than the U.S. statutory rate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, Malaysia, Mexico, Norway, Singapore, Sri Lanka, Sweden and the United Kingdom. The Company is no longer subject to U.S.

federal examinations for years before fiscal 2014. The Company is currently under U.S. federal examination for its fiscal 2014. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.
At April 1, 2017 and September 30, 2016, TD Group had $7.4 million and $8.7 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $7.2 million and $8.5 million on the effective tax rate at April 1, 2017 and September 30, 2016, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $1.3 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		April 1, 2017		September 30, 2016
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$985,389	$985,389	$1,586,994	$1,586,994
Interest rate cap agreements (1)	2	15,008	15,008	4,232	4,232
Interest rate swap agreements (1)	2	6,760	6,760	—	—
Liabilities:
Interest rate swap agreements (2)	2	24,081	24,081	29,191	29,191
Interest rate swap agreements (3)	2	7,760	7,760	53,824	53,824
Short-term borrowings - trade receivable securitization facility (4)	1	199,909	199,909	199,771	199,771
Long-term debt, including current portion:
Term loans (4)	2	6,332,361	6,343,762	5,234,607	5,284,037
2020 Notes (4)	1	546,229	550,000	545,701	566,500
2021 Notes (4)	1	—	—	496,859	530,000
2022 Notes (4)	1	1,142,339	1,161,500	1,141,619	1,214,688
2024 Notes (4)	1	1,191,370	1,215,000	1,190,782	1,266,000
2025 Notes (4)	1	750,357	757,500	445,856	469,125
2026 Notes (4)	1	940,690	945,250	940,412	985,625

(1)	Included in other non-current assets on the condensed consolidated balance sheet.

(2)	Included in accrued liabilities on the condensed consolidated balance sheet.

(3)	Included in other non-current liabilities on the condensed consolidated balance sheet.

(4)	The carrying amount of the debt instrument is presented net of the debt issuance costs in connection with the Company's adoption of ASU 2015-03. Refer to Note 8, "Debt," for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at April 1, 2017 and September 30, 2016.
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
All interest rate swap and cap agreements are recognized in our condensed consolidated balance sheets at fair value. In accordance with GAAP, certain derivative asset and liability balances are offset where master netting agreements provide for the legal right of setoff. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the condensed consolidated balance sheet and the net amounts of assets and liabilities presented therein. As of April 1, 2017 and September 30, 2016, there were no amounts subject to an enforceable master netting arrangement or similar agreement that have not been offset in the condensed consolidated balance sheet.

	April 1, 2017		September 30, 2016
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$15,008	$—	$4,232	$—
Interest rate swap agreements	15,007	(40,088)	—	(83,015)
Total	30,015	(40,088)	4,232	(83,015)
Effect of counterparty netting	(8,247)	8,247	—	—
Net derivatives as classified in the balance sheet (1)	$21,768	$(31,841)	$4,232	$(83,015)

(1)	Refer to Note 10, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of April 1, 2017, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $28.0 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Credit Agreement.  Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into interest expense was $1.9 million for the twenty-six week period ended April 1, 2017. The accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the cap agreements is $12.7 million with a related tax benefit of $4.7 million as of April 1, 2017.
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
The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales to external customers
Power & Control	$479,760	$405,491	$920,834	$752,700
Airframe	365,013	365,749	713,677	696,887
Non-aviation	28,459	25,561	52,739	48,909
	$873,232	$796,801	$1,687,250	$1,498,496
The following table reconciles EBITDA As Defined by segment to consolidated income before income taxes (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
EBITDA As Defined
Power & Control	$234,531	$192,180	$451,313	$354,646
Airframe	182,916	179,822	353,427	335,544
Non-aviation	8,976	6,538	17,578	12,993
Total segment EBITDA As Defined	426,423	378,540	822,318	703,183
Unallocated corporate expenses	5,208	9,935	16,153	15,165
Total Company EBITDA As Defined	421,215	368,605	806,165	688,018
Depreciation and amortization expense	34,879	29,337	72,927	55,537
Interest expense - net	147,842	111,288	293,846	223,271
Acquisition-related costs	8,104	17,623	26,672	24,847
Stock compensation expense	11,106	11,767	21,126	22,448
Refinancing costs	3,507	—	35,591	—
Other, net	764	(2,197)	2,069	(2,931)
Income before income taxes	$215,013	$200,787	$353,934	$364,846

The following table presents total assets by segment (in thousands):

	April 1, 2017	September 30, 2016
Total assets
Power & Control	$5,140,403	$5,184,303
Airframe	3,986,150	3,922,532
Non-aviation	133,222	131,319
Corporate	927,552	1,488,123
	$10,187,327	$10,726,277
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the twenty-six week period ended April 1, 2017 (in thousands):

	Unrealized (loss) gains on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity	Currency translation adjustment	Total
Balance at September 30, 2016	$(61,140)	$(24,297)	$(64,350)	$(149,787)
Current-period other comprehensive gain (loss)	39,756	—	(20,002)	19,754
Amounts reclassified from AOCI related to interest rate cap agreements	1,198	—	—	1,198
Balance at April 1, 2017	$(20,186)	$(24,297)	$(84,352)	$(128,835)

(1)
Unrealized loss represents interest rate swap and cap agreements, net of taxes of $(1,310) and $(10,567) for the thirteen week periods ended April 1, 2017 and April 2, 2016 and $(24,427) and $(5,475) for the twenty-six week periods ended April 1, 2017 and April 2, 2016, respectively.

A summary of reclassifications out of accumulated other comprehensive loss for the twenty-six week period ended April 1, 2017 is provided below (in thousands):

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization from redesignated interest rate cap agreements (1)	$1,913
Deferred tax benefit from redesignated interest rate cap agreements	(715)
Losses reclassified into earnings, net of tax	$1,198

(1)	This component of accumulated other comprehensive loss is included in interest expense (see Note 11, “Derivatives and Hedging Activity,” for additional information).
14.    SPECIAL DIVIDEND AND DIVIDEND EQUIVALENT PAYMENTS
On October 14, 2016, the Company's Board of Directors authorized and declared a special cash dividend of $24.00 on each outstanding share of common stock and cash dividend equivalent payments on options granted under its stock option plans. The record date for the special dividend was October 24, 2016, and the payment date for the dividend was November 1, 2016. The total cash payment related to the special dividend and related dividend equivalent payments in the first quarter of fiscal 2017 was approximately $1,280.1 million and $76.4 million, respectively. For the twenty-six week period ended April 1, 2017, dividend equivalent payments related to dividends declared in fiscal 2013 and fiscal 2014 totaled $19.5 million.
15.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm’s 2020 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of April 1, 2017 and September 30, 2016 and its statements of income and comprehensive income and cash flows for the twenty-six week periods ended April 1, 2017 and April 2, 2016 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF APRIL 1, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,182	$811,930	$1,068	$171,209	$—	$985,389
Trade accounts receivable - Net	—	—	32,697	577,812	(36,557)	573,952
Inventories - Net	—	43,873	568,355	114,356	(1,559)	725,025
Prepaid expenses and other	—	4,290	23,238	8,535	—	36,063
Total current assets	1,182	860,093	625,358	871,912	(38,116)	2,320,429
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(2,039,946)	10,125,821	6,877,350	849,010	(15,812,235)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	15,671	258,740	44,992	—	319,403
GOODWILL	—	65,117	4,983,714	690,868	—	5,739,699
OTHER INTANGIBLE ASSETS - NET	—	24,724	1,458,894	264,926	—	1,748,544
OTHER	—	27,918	23,526	7,808	—	59,252
TOTAL ASSETS	$(2,038,764)	$11,119,344	$14,227,582	$2,729,516	$(15,850,351)	$10,187,327
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$64,064	$—	$—	$—	$64,064
Short-term borrowings - trade receivable securitization facility	—	—	—	199,909	—	199,909
Accounts payable	—	13,868	127,308	33,932	(36,105)	139,003
Accrued liabilities	—	148,619	119,018	62,038	(12)	329,663
Total current liabilities	—	226,551	246,326	295,879	(36,117)	732,639
LONG-TERM DEBT	—	10,839,282	—	—	—	10,839,282
DEFERRED INCOME TAXES	—	456,859	(544)	62,598	—	518,913
OTHER NON-CURRENT LIABILITIES	—	36,326	63,758	35,173	—	135,257
Total liabilities	—	11,559,018	309,540	393,650	(36,117)	12,226,091
STOCKHOLDERS’ (DEFICIT) EQUITY	(2,038,764)	(439,674)	13,918,042	2,335,866	(15,814,234)	(2,038,764)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,038,764)	$11,119,344	$14,227,582	$2,729,516	$(15,850,351)	$10,187,327

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,560	$1,421,251	$8,808	$143,375	$—	$1,586,994
Trade accounts receivable - Net	—	—	26,210	561,124	(10,995)	576,339
Inventories - Net	—	42,309	586,648	96,229	(1,175)	724,011
Prepaid expenses and other	—	8,209	27,381	7,763	—	43,353
Total current assets	13,560	1,471,769	649,047	808,491	(12,170)	2,930,697
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(665,050)	9,671,019	6,182,809	861,647	(16,050,425)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	15,991	250,544	44,045	—	310,580
GOODWILL	—	68,593	4,952,950	657,909	—	5,679,452
OTHER INTANGIBLE ASSETS - NET	—	24,801	1,483,285	256,257	—	1,764,343
OTHER	—	10,319	24,063	6,823	—	41,205
TOTAL ASSETS	$(651,490)	$11,262,492	$13,542,698	$2,635,172	$(16,062,595)	$10,726,277
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$52,645	$—	$—	$—	$52,645
Short-term borrowings - trade receivable securitization facility	—	—	—	199,771	—	199,771
Accounts payable	—	15,347	120,455	31,560	(11,287)	156,075
Accrued liabilities	—	159,909	123,646	60,557	—	344,112
Total current liabilities	—	227,901	244,101	291,888	(11,287)	752,603
LONG-TERM DEBT	—	9,943,191	—	—	—	9,943,191
DEFERRED INCOME TAXES	—	434,013	(544)	58,786	—	492,255
OTHER NON-CURRENT LIABILITIES	—	82,677	70,124	36,917	—	189,718
Total liabilities	—	10,687,782	313,681	387,591	(11,287)	11,377,767
STOCKHOLDERS’ (DEFICIT) EQUITY	(651,490)	574,710	13,229,017	2,247,581	(16,051,308)	(651,490)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(651,490)	$11,262,492	$13,542,698	$2,635,172	$(16,062,595)	$10,726,277

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 1, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$65,037	$1,411,061	$251,749	$(40,597)	$1,687,250
COST OF SALES	—	36,230	606,429	149,845	(40,597)	751,907
GROSS PROFIT	—	28,807	804,632	101,904	—	935,343
SELLING AND ADMINISTRATIVE EXPENSES	61	47,475	128,278	28,109	384	204,307
AMORTIZATION OF INTANGIBLE ASSETS	—	387	43,129	4,149	—	47,665
(LOSS) INCOME FROM OPERATIONS	(61)	(19,055)	633,225	69,646	(384)	683,371
INTEREST EXPENSE (INCOME) - NET	—	298,005	(31)	(4,128)	—	293,846
REFINANCING COSTS	—	35,591	—	—	—	35,591
EQUITY IN INCOME OF SUBSIDIARIES	(274,437)	(629,722)	—	—	904,159	—
INCOME BEFORE INCOME TAXES	274,376	277,071	633,256	73,774	(904,543)	353,934
INCOME TAX (BENEFIT) PROVISION	—	2,634	73,549	3,375	—	79,558
NET INCOME	$274,376	$274,437	$559,707	$70,399	$(904,543)	$274,376
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	20,952	40,955	15,012	(59,324)	3,357	20,952
TOTAL COMPREHENSIVE INCOME	$295,328	$315,392	$574,719	$11,075	$(901,186)	$295,328

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$60,703	$1,229,024	$220,024	$(11,255)	$1,498,496
COST OF SALES	—	38,372	532,646	138,504	(11,255)	698,267
GROSS PROFIT	—	22,331	696,378	81,520	—	800,229
SELLING AND ADMINISTRATIVE EXPENSES	—	36,736	113,198	27,333	—	177,267
AMORTIZATION OF INTANGIBLE ASSETS	—	543	27,560	6,742	—	34,845
(LOSS) INCOME FROM OPERATIONS	—	(14,948)	555,620	47,445	—	588,117
INTEREST EXPENSE (INCOME) - NET	—	229,983	(537)	(6,175)	—	223,271
REFINANCING COSTS	—	—	—	—	—	—
EQUITY IN INCOME OF SUBSIDIARIES	(271,124)	(438,948)	—	—	710,072	—
INCOME BEFORE INCOME TAXES	271,124	194,017	556,157	53,620	(710,072)	364,846
INCOME TAX (BENEFIT) PROVISION	—	(77,107)	170,905	(76)	—	93,722
NET INCOME	$271,124	$271,124	$385,252	$53,696	$(710,072)	$271,124
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(13,839)	20,261	(928)	(11,850)	(7,483)	(13,839)
TOTAL COMPREHENSIVE INCOME	$257,285	$291,385	$384,324	$41,846	$(717,555)	$257,285

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 1, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(61)	$(332,771)	$720,565	$2,035	$732	$390,500
INVESTING ACTIVITIES:
Capital expenditures	—	(829)	(34,576)	(3,031)	—	(38,436)
Payments made in connection with acquisitions - see Note 3	—	(108,881)	—	—	—	(108,881)
Net cash used in investing activities	—	(109,710)	(34,576)	(3,031)	—	(147,317)
FINANCING ACTIVITIES:
Intercompany activities	1,691,169	(1,028,726)	(693,729)	32,018	(732)	—
Proceeds from exercise of stock options	12,345	—	—	—	—	12,345
Special dividend and dividend equivalent payments	(1,375,998)	—	—	—	—	(1,375,998)
Treasury stock purchased	(339,833)	—	—	—	—	(339,833)
Proceeds from 2017 term loans, net	—	1,132,774	—	—	—	1,132,774
Repayment on term loans	—	(32,302)	—	—	—	(32,302)
Cash tender and redemption of the 2021 Notes, including premium	—	(528,847)	—	—	—	(528,847)
Proceeds from additional 2025 Notes offering, net	—	301,006	—	—	—	301,006
Other	—	(10,745)	—	—	—	(10,745)
Net cash (used in) provided by financing activities	(12,317)	(166,840)	(693,729)	32,018	(732)	(841,600)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(3,188)	—	(3,188)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,378)	(609,321)	(7,740)	27,834	—	(601,605)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,560	1,421,251	8,808	143,375	—	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,182	$811,930	$1,068	$171,209	$—	$985,389

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(109,171)	$382,596	$18,337	$(4,882)	$286,880
INVESTING ACTIVITIES:
Capital expenditures	—	(950)	(16,396)	(4,968)	—	(22,314)
Payments made in connection with acquisitions - see Note 3	—	(144,380)	—	—	—	(144,380)
Net cash used in investing activities	—	(145,330)	(16,396)	(4,968)	—	(166,694)
FINANCING ACTIVITIES:
Intercompany activities	201,915	146,738	(367,855)	14,320	4,882	—
Proceeds from exercise of stock options	12,384	—	—	—	—	12,384
Dividend equivalent payments	(3,000)	—	—	—	—	(3,000)
Treasury stock repurchased	(207,755)	—	—	—	—	(207,755)
Repayment on term loans	—	(21,920)	—	—	—	(21,920)
Other	—	(53)	—	—	—	(53)
Net cash provided by (used in) financing activities	3,544	124,765	(367,855)	14,320	4,882	(220,344)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(1,860)	—	(1,860)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,544	(129,736)	(1,655)	25,829	—	(102,018)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500	659,365	7,911	45,257	—	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,044	$529,629	$6,256	$71,086	$—	$612,015
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
For the second quarter of fiscal 2017, we generated net sales of $873.2 million and net income of $155.5 million. EBITDA As Defined was $421.2 million, or 48.2% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
Acquisitions
Recent acquisitions are described in Note 3, “Acquisitions” to the condensed consolidated financial statements included herein.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	April 1, 2017	% of Sales	April 2, 2016	% of Sales
Net sales	$873,232	100.0%	$796,801	100.0%
Cost of sales	382,144	43.8%	371,140	46.6%
Selling and administrative expenses	102,592	11.7%	95,064	11.9%
Amortization of intangible assets	22,134	2.5%	18,522	2.3%
Income from operations	366,362	42.0%	312,075	39.2%
Interest expense, net	147,842	16.9%	111,288	14.0%
Refinancing costs	3,507	0.4%	—	—%
Income tax provision [1]	59,508	6.8%	59,104	7.4%
Net income [1]	$155,505	17.8%	$141,683	17.8%

[1]
As a result of adopting ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” in the fourth quarter of fiscal 2016, the condensed consolidated financial statements for the thirteen week period ended April 2, 2016 were recasted where presented within this Form 10-Q to reflect the impact of this standard as if the Company had adopted as of the beginning of fiscal 2016. Therefore, approximately $3,056 in quarter-to-date excess tax benefits as of April 2, 2016 were reclassified from a component of additional paid-in-capital to a component of the income tax provision. This resulted in a decrease of $3,056 to our income tax provision and an increase of $3,056 to our net income for the thirteen week period ended April 2, 2016. Refer to Note 4 of the condensed consolidated financial statements for further details of the adoption of ASU 2016-09.

	Twenty-Six Week Periods Ended
	April 1, 2017	% of Sales	April 2, 2016	% of Sales
Net sales	$1,687,250	100.0%	$1,498,496	100.0%
Cost of sales	751,907	44.6%	698,267	46.6%
Selling and administrative expenses	204,307	12.1%	177,267	11.8%
Amortization of intangible assets	47,665	2.8%	34,845	2.3%
Income from operations	683,371	40.5%	588,117	39.2%
Interest expense, net	293,846	17.4%	223,271	14.9%
Refinancing costs	35,591	2.1%	—	—%
Income tax provision [1]	79,558	4.7%	93,722	6.3%
Net income [1]	$274,376	16.3%	$271,124	18.1%

[1]
As a result of adopting ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” in the fourth quarter of fiscal 2016, the condensed consolidated financial statements for the twenty-six week period ended April 2, 2016 were recasted where presented within this Form 10-Q to reflect the impact of this standard as if the Company had adopted as of the beginning of fiscal 2016. Therefore, approximately $17,595 in year-to-date excess tax benefits as of April 2, 2016 were reclassified from a component of additional paid-in-capital to a component of the income tax provision. This resulted in a decrease of $17,595 to our income tax provision and an increase of $17,595 to our net income for the twenty-six week period ended April 2, 2016 Refer to Note 4 of the condensed consolidated financial statements for further details of the adoption of ASU 2016-09.

Changes in Results of Operations
Thirteen week period ended April 1, 2017 compared with the thirteen week period ended April 2, 2016
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended April 1, 2017 and April 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	April 1, 2017	April 2, 2016	Change
Organic sales	$803.5	$796.8	$6.7	0.8%
Acquisition sales	69.7	—	69.7	8.7%
	$873.2	$796.8	$76.4	9.6%
Organic commercial OEM and defense sales increased by $6.1 million and $4.7 million, or 2.6% and 2.1%, respectively. Partially offsetting these increases was a decrease in organic commercial aftermarket sales of $5.1 million, or 1.7%, for the quarter ended April 1, 2017 compared to the quarter ended April 2, 2016.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisitions of DDC and Y&F/Tactair in fiscal year 2016 and Schroth in fiscal year 2017.

•
Cost of Sales and Gross Profit. Cost of sales increased by $11.0 million, or 3.0%, to $382.1 million for the thirteen week period ended April 1, 2017 compared to $371.1 million for the thirteen week period ended April 2, 2016. Cost of sales and the related percentage of total sales for the thirteen week periods ended April 1, 2017 and April 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 1, 2017	April 2, 2016	Change	% Change
Cost of sales - excluding costs below	$376.8	$359.5	$17.3	4.8%
% of total sales	43.2%	45.1%
Inventory purchase accounting adjustments	3.2	5.6	(2.4)	(42.9)%
% of total sales	0.4%	0.7%
Acquisition integration costs	1.0	4.2	(3.2)	(76.2)%
% of total sales	0.1%	0.5%
Stock compensation expense	1.1	1.8	(0.7)	(38.9)%
% of total sales	0.1%	0.2%
Total cost of sales	$382.1	$371.1	$11.0	3.0%
% of total sales	43.8%	46.6%
Gross profit	$491.1	$425.7	$65.4	15.4%
Gross profit percentage	56.2%	53.4%	2.8
The net increase in the dollar amount of cost of sales during the thirteen week period ended April 1, 2017 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth for both commercial OEM and defense markets. This increase due to volume was partially offset by lower inventory purchase accounting adjustments, acquisition integration costs and stock compensation expense as shown in the table above.
Gross profit as a percentage of sales increased by 2.8 percentage points to 56.2% for the thirteen week period ended April 1, 2017 from 53.4% for the thirteen week period ended April 2, 2016. The dollar amount of gross profit increased by $65.4 million, or 15.4%, for the quarter ended April 1, 2017 compared to the comparable quarter in the prior year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $42.7 million for the quarter ended April 1, 2017, which represented gross profit of approximately 60.8% of the acquisition sales.

•
Organic sales growth as described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $16.4 million for the quarter ended April 1, 2017.

•
Further increases in gross profit were due to lower acquisition integration costs of $3.2 million, lower inventory purchase accounting adjustments of $2.4 million, and lower stock compensation expense of $0.7 million for the quarter ended April 1, 2017.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $7.5 million to $102.6 million, or 11.7% of sales, for the thirteen week period ended April 1, 2017 from $95.1 million, or 11.9% of sales, for the thirteen week period ended April 2, 2016. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended April 1, 2017 and April 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 1, 2017	April 2, 2016	Change	% Change
Selling and administrative expenses - excluding costs below	$88.7	$77.3	$11.4	14.7%
% of total sales	10.2%	9.7%
Stock compensation expense	10.0	10.0	—	—%
% of total sales	1.1%	1.3%
Acquisition-related expenses	3.9	7.8	(3.9)	(50.0)%
% of total sales	0.4%	1.0%
Total selling and administrative expenses	$102.6	$95.1	$7.5	7.9%
% of total sales	11.7%	11.9%
The increase in the dollar amount of selling and administrative expenses during the quarter ended April 1, 2017 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $15.2 million, which was approximately 21.8% of the acquisition sales, slightly offset by lower acquisition-related expenses of $3.9 million.

•
Amortization of Intangible Assets. Amortization of intangible assets was $22.1 million for the quarter ended April 1, 2017 compared to $18.5 million in the quarter ended April 2, 2016. The increase in amortization expense of $3.6 million was due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2016 and fiscal 2017 acquisitions.

•
Refinancing Costs. Refinancing costs of $3.5 million were recorded for the quarter ended April 1, 2017 representing debt issuance costs expensed in connection with the debt financing activity that occurred during the quarter ended April 1, 2017 as disclosed in Note 8, "Debt," to the condensed consolidated financial statements. There were no refinancing costs recorded for the quarter ended April 2, 2016.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $36.5 million, or 32.8%, to $147.8 million for the quarter ended April 1, 2017 from $111.3 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $11.2 billion for the quarter ended April 1, 2017 and approximately $8.4 billion for the quarter ended April 2, 2016. The increase in weighted average level of borrowings was primarily due to the issuance of the 2026 Notes for $950 million in June 2016, the incremental term loans of $950 million in June 2016, the additional net debt financing of $641 million in the first fiscal quarter of 2017 and the additional 2025 Notes offering of $300 million in the second fiscal quarter of 2017. The weighted average interest rate for cash interest payments on total borrowings outstanding at April 1, 2017 was 5.1%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 27.7% for the quarter ended April 1, 2017 compared to 29.4% for the quarter ended April 2, 2016. The Company’s lower effective tax rate for the thirteen week period ended April 1, 2017 was primarily due to a higher discrete adjustment from the application of ASU 2016-09 (see Note 4, "Recent Accounting Pronouncements," to the condensed consolidated financial statements) as it pertains to the accounting treatment of excess tax benefits on equity compensation and foreign earnings taxed at lower rates than the U.S. statutory rate.

•
Net Income. Net income increased $13.8 million, or 9.8%, to $155.5 million for the quarter ended April 1, 2017 compared to net income of $141.7 million for the quarter ended April 2, 2016, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $2.78 for the quarter ended April 1, 2017 and $2.52 per share for the quarter ended April 2, 2016. The increase in basic and diluted earnings per share of $0.26 per share to $2.78 per share is a result of the factors referred to above. In connection with the fourth quarter of fiscal 2016 adoption of ASU 2016-09, approximately $3.1 million in quarter-to-date excess tax benefits as of April 2, 2016 were reclassified from a component of additional paid-in-capital to a component of the income tax provision resulting in a favorable impact to basic and diluted earnings per common share of $0.05 for the quarter ended April 2, 2016.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended April 1, 2017 and April 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 1, 2017	% of Sales	April 2, 2016	% of Sales	Change	% Change
Power & Control	$479.8	54.9%	$405.5	50.9%	$74.3	18.3%
Airframe	365.0	41.8%	365.7	45.9%	(0.7)	(0.2)%
Non-aviation	28.4	3.3%	25.6	3.2%	2.8	10.9%
	$873.2	100.0%	$796.8	100.0%	$76.4	9.6%
Acquisition sales for the Power & Control segment totaled $65.5 million, or an increase of 16.1%, resulting from the acquisitions of DDC and Y&F/Tactair in fiscal year 2016. Organic sales increased $8.8 million, or an increase of 2.2%, for the thirteen week period ended April 1, 2017 compared to the thirteen week period ended April 2, 2016. The organic sales increase resulted from increases in commercial aftermarket sales ($4.2 million, an increase of 3.1%), defense sales ($3.7 million, an increase of 2.4%), and commercial OEM sales ($1.2 million, an increase of 1.1%).
Acquisition sales for the Airframe segment totaled $4.2 million, or an increase of 1.2%, resulting from the acquisition of Schroth in fiscal year 2017. Organic sales decreased $5.0 million, or a decrease of 1.4%, for the thirteen week period ended April 1, 2017 compared to the thirteen week period ended April 2, 2016. The organic sales decrease primarily resulted from a decrease in commercial aftermarket sales ($9.3 million, a decrease of 5.7%) partially offset by increases in commerical OEM sales ($3.2 million, an increase of 2.6%) and defense sales ($1.4 million, an increase of 2.0%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended April 1, 2017 and April 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 1, 2017	% of Segment Sales	April 2, 2016	% of Segment Sales	Change	% Change
Power & Control	$234.5	48.9%	$192.2	47.4%	$42.3	22.0%
Airframe	182.9	50.1%	179.8	49.2%	3.1	1.7%
Non-aviation	9.0	31.6%	6.5	25.6%	2.5	38.5%
	$426.4	48.8%	$378.5	47.5%	$47.9	12.7%
EBITDA As Defined for the Power & Control segment from the acquisitions of DDC and Y&F/Tactair in fiscal year 2016 was approximately $28.6 million for the thirteen week period ended April 1, 2017. Organic EBITDA As Defined increased approximately $13.7 million, or an increase of 7.1%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA as Defined for the Airframe segment from the acquisition of Schroth in fiscal year 2017 was approximately $0.4 million for the thirteen week period ended April 1, 2017. Organic EBITDA As Defined increased approximately $2.7 million, or an increase of 1.5%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Twenty-six week period ended April 1, 2017 compared with the twenty-six week period ended April 2, 2016
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended April 1, 2017 and April 2, 2016 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Total Sales
	April 1, 2017	April 2, 2016	Change
Organic sales	$1,530.1	$1,498.5	$31.6	2.1%
Acquisition sales	157.2	—	157.2	10.5%
	$1,687.3	$1,498.5	$188.8	12.6%
Organic defense, commercial aftermarket, and commercial OEM sales all increased for the twenty-six week period ended April 1, 2017 compared to the twenty-six week period ended April 2, 2016 by $24.9 million, $4.8 million, and $1.3 million, or 5.9%, 0.8%, and 0.3%, respectively.

Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisitions of Breeze-Eastern, DDC and Y&F/Tactair in fiscal year 2016 and Schroth in fiscal year 2017.

•
Cost of Sales and Gross Profit. Cost of sales increased by $53.6 million, or 7.7%, to $751.9 million for the twenty-six week period ended April 1, 2017 compared to $698.3 million for the twenty-six week period ended April 2, 2016. Cost of sales and the related percentage of total sales for the twenty-six week periods ended April 1, 2017 and April 2, 2016 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 1, 2017	April 2, 2016	Change	% Change
Cost of sales - excluding costs below	$728.6	$681.3	$47.3	6.9%
% of total sales	43.2%	45.5%
Inventory purchase accounting adjustments	19.7	8.4	11.3	134.5%
% of total sales	1.2%	0.6%
Acquisition integration costs	1.5	5.2	(3.7)	(71.2)%
% of total sales	0.1%	0.3%
Stock compensation expense	2.1	3.4	(1.3)	(38.2)%
% of total sales	0.1%	0.2%
Total cost of sales	$751.9	$698.3	$53.6	7.7%
% of total sales	44.6%	46.6%
Gross profit	$935.3	$800.2	$135.1	16.9%
Gross profit percentage	55.4%	53.4%	2
The net increase in the dollar amount of cost of sales during the twenty-six week period ended April 1, 2017 was primarily due to increased volume associated with the sales from acquisitions. There were also higher inventory purchase accounting adjustments, partially offset by lower acquisition integration costs and stock compensation expense as shown in the table above.
Gross profit as a percentage of sales increased by 2 percentage points to 55.4% for the twenty-six week period ended April 1, 2017 from 53.4% for the twenty-six week period ended April 2, 2016. The dollar amount of gross profit increased by $135.1 million, or 16.9%, for the twenty-six week period ended April 1, 2017 compared to the comparable twenty-six week period in the prior year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $93.0 million for the twenty-six week period ended April 1, 2017, which represented gross profit of approximately 58.8% of the acquisition sales.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $48.4 million for the twenty-six week period ended April 1, 2017.

•
Also contributing to increases in gross profit were lower acquisition integration costs of $3.7 million and lower stock compensation expense of $1.3 million charged to cost of sales for the twenty-six week period ended April 1, 2017. Slightly offsetting the increases in gross profit was the impact of higher inventory purchase accounting adjustments of $11.3 million.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $27.0 million to $204.3 million, or 12.1% of sales, for the twenty-six week period ended April 1, 2017 from $177.3 million, or 11.8% of sales, for the twenty-six week period ended April 2, 2016. Selling and administrative expenses and the related percentage of total sales for the twenty-six week periods ended April 1, 2017 and April 2, 2016 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 1, 2017	April 2, 2016	Change	% Change
Selling and administrative expenses - excluding costs below	$179.8	$147.0	$32.8	22.3%
% of total sales	10.7%	9.8%
Stock compensation expense	19.0	19.1	(0.1)	(0.5)%
% of total sales	1.1%	1.3%
Acquisition-related expenses	5.5	11.2	(5.7)	(50.9)%
% of total sales	0.3%	0.7%
Total selling and administrative expenses	$204.3	$177.3	$27.0	15.2%
% of total sales	12.1%	11.8%
The increase in the dollar amount of selling and administrative expenses during the twenty-six week period ended April 1, 2017 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $31.7 million, which was approximately 20.2% of the acquisition sales, partially offset by lower stock compensation expense and acquisition-related expenses of $0.1 million and $5.7 million, respectively.

•
Amortization of Intangible Assets. Amortization of intangible assets was $47.7 million for the twenty-six week period ended April 1, 2017 compared to $34.8 million in the twenty-six week period ended April 2, 2016. The increase in amortization expense of $12.9 million was primarily due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2017 and 2016 acquisitions.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $70.5 million, or 31.6%, to $293.8 million for the twenty-six week period ended April 1, 2017 from $223.3 million for the comparable twenty-six week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $11.0 billion for the twenty-six week period ended April 1, 2017 and approximately $8.4 billion for the twenty-six week period ended April 2, 2016. The increase in weighted average level of borrowings was primarily due to the issuance of the 2026 Notes for $950 million in June 2016, the incremental term loans of $950 million in June 2016, the additional net debt financing of $641 million in the first fiscal quarter of 2017 and the additional 2025 Notes offering of $300 million in the second fiscal quarter of 2017. The weighted average interest rate for cash interest payments on total borrowings outstanding at April 1, 2017 was 5.1%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 22.5% for the twenty-six week period ended April 1, 2017 compared to 25.7% for the twenty-six week period ended April 2, 2016. The Company’s lower effective tax rate for the twenty-six week period ended April 1, 2017 was primarily due to a higher discrete adjustment from the application of ASU 2016-09 (see Note 4, "Recent Accounting Pronouncements," to the condensed consolidated financial statements) as it pertains to the accounting treatment of excess tax benefits on equity compensation and foreign earnings taxed at lower rates than the U.S. statutory rate.

•
Net Income. Net income increased $3.3 million, or 1.2%, to $274.4 million for the twenty-six week period ended April 1, 2017 compared to net income of $271.1 million for the twenty-six week period ended April 2, 2016, primarily as a result of the factors referred to above.

•
Earnings per Share. The basic and diluted earnings per share were $3.17 for the twenty-six week period ended April 1, 2017 and $4.75 per share for the twenty-six week period ended April 2, 2016. Net income for the twenty-six week period ended April 1, 2017 of $274.4 million was decreased by an allocation of dividends on participating securities of $96.0 million, or $1.71, resulting in net income available to common shareholders of $178.4 million. Net income for the twenty-six week period ended April 2, 2016 of $271.1 million was decreased by an allocation of dividends on participating securities of $3.0 million, or $0.05 per share, resulting in net income available to common shareholders of $268.1 million. The decrease in earnings per share of $1.58 per share to $3.17 per share is a result of the factors referred to above. In connection with the fourth quarter of fiscal 2016 adoption of ASU 2016-09, approximately $17.6 million in year-to-date excess tax benefits as of April 2, 2016 were reclassified from a component of additional paid-in-capital to a component of the income tax provision with a year-to-date favorable impact to basic and diluted earnings per common share of $0.31.

Business Segments

•	Segment Net Sales. Net sales by segment for the twenty-six week period ended April 1, 2017 and April 2, 2016 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 1, 2017	% of Sales	April 2, 2016	% of Sales	Change	% Change
Power & Control	$920.9	54.6%	$752.7	50.2%	$168.2	22.3%
Airframe	713.7	42.3%	696.9	46.5%	16.8	2.4%
Non-aviation	52.7	3.1%	48.9	3.3%	3.8	7.8%
	$1,687.3	100.0%	$1,498.5	100.0%	$188.8	12.6%
Acquisition sales for the Power & Control segment totaled $153.0 million, or an increase of 20.3%, resulting from the acquisitions of Breeze-Eastern, DDC, and Y&F/Tactair in fiscal year 2016. Organic sales increased $15.1 million, or an increase of 2.0%, for the twenty-six week period ended April 1, 2017 compared to the twenty-six week period ended April 2, 2016. The organic sales increase resulted primarily from an increase in commercial aftermarket sales ($17.2 million, an increase of 6.8%) and defense sales ($5.3 million, an increase of 1.8%) partially offset by a decrease in commercial OEM sales ($7.0 million, a decrease of 3.5%).
Acquisition sales for the Airframe segment totaled $4.2 million, or an increase of 0.6%, resulting from the acquisition of Schroth in fiscal year 2017. Organic sales increased $12.6 million, or an increase of 1.8%, for the twenty-six week period ended April 1, 2017 compared to the twenty-six week period ended April 2, 2016. The organic sales increase primarily resulted from increases in defense sales ($19.7 million, an increase of 14.6%) and commercial OEM sales ($6.7 million, an increase of 2.8%) partially offset by a decrease in commercial aftermarket sales ($12.5 million, a decrease of 4.0%).

•	EBITDA As Defined. EBITDA As Defined by segment for the twenty-six week periods ended April 1, 2017 and April 2, 2016 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 1, 2017	% of Segment Sales	April 2, 2016	% of Segment Sales	Change	% Change
Power & Control	$451.3	49.0%	$354.6	47.1%	$96.7	27.3%
Airframe	353.4	49.5%	335.5	48.1%	17.9	5.3%
Non-aviation	17.6	33.3%	13.0	26.6%	4.6	35.4%
	$822.3	48.7%	$703.1	46.9%	$119.2	17.0%
EBITDA As Defined for the Power & Control segment from the acquisitions of Breeze-Eastern, DDC and Y&F/Tactair in fiscal year 2016 was approximately $64.0 million for the twenty-six week period ended April 1, 2017. Organic EBITDA As Defined increased approximately $32.7 million, or an increase of 9.2%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA as Defined for the Airframe segment from the acquisition of Schroth in fiscal year 2017 was approximately $0.4 million for the twenty-six week period ended April 1, 2017. Organic EBITDA As Defined increased approximately $17.5 million, or an increase of 5.2%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Backlog
As of April 1, 2017, the Company estimated its sales order backlog at $1,648 million compared to an estimated sales order backlog of $1,570 million as of April 2, 2016. The increase in backlog is primarily due to acquisitions. The majority of the purchase orders outstanding as of April 1, 2017 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of April 1, 2017 may not necessarily represent the actual amount of shipments or sales for any future period.
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
As a result of the new debt financing during the twenty-six week period ended April 1, 2017, interest payments will increase going forward in line with the terms of the related debt agreements. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide more than sufficient cash provided by operating activities to meet our interest obligations and liquidity needs.  We believe our cash provided by operating activities and available borrowing capacity will enable us to make opportunistic investments in our own stock, make strategic business combinations and/or pay dividends to our shareholders.
Operating Activities. The Company generated $390.5 million of net cash from operating activities during the twenty-six week period ended April 1, 2017 compared to $286.9 million during the twenty-six week period ended April 2, 2016. The net increase of $103.6 million is primarily attributable to items adjusting net income for non-cash expenses and income of $51.9 million, and favorable changes in trade accounts receivable, inventories, and accounts payable of $54.1 million, net. Partially offsetting the increases were higher interest payments of $74.3 million.
The change in accounts receivable during the twenty-six week period ended April 1, 2017 was source of cash of $3.1 million compared to a use of cash of $18.5 million during the twenty-six week period ended April 2, 2016. The additional source of cash of $21.6 million is attributable to the higher rate of collections of accounts receivable in fiscal 2017 compared to fiscal 2016.
The change in inventories during the twenty-six week period ended April 1, 2017 was source of cash of $6.9 million compared to a use of cash of $15.5 million during the twenty-six week period ended April 2, 2016. The additional source of cash of $22.4 million is primarily attributable to increased monitoring of inventory management.
Investing Activities. Net cash used in investing activities was $147.3 million during the twenty-six week period ended April 1, 2017 consisting of capital expenditures of $38.4 million, the cash settlement of the Breeze-Eastern dissenting shares litigation for $28.7 million, and the Schroth acquisition of $78.9 million. Additional investing activities consisted of a favorable working capital settlement of $1.4 million for the DDC acquisition and an unfavorable working capital settlement of $2.7 million for the Y&F/Tactair acquisition, respectively.
Net cash used in investing activities was comprised primarily of capital expenditures of $22.3 million and the Breeze-Eastern acquisition of $146.4 million during the twenty-six week period ended April 2, 2016.
Financing Activities. Net cash used in financing activities during the twenty-six week period ended April 1, 2017 was $841.6 million. The use of cash was primarily related to the aggregate payment of $1,376.0 million for a $24.00 per share special dividend and dividend equivalent payments, redemption and related premium paid on the 2021 Notes aggregating to $528.8 million, $339.8 million related to treasury stock purchases under the Company's share repurchase program, and $32.3 million in debt service payments on the existing term loans. Slightly offsetting the uses of cash were net proceeds from the 2017 term loans and the additional 2025 Notes offering of $1,132.8 million and $301.0 million, respectively, and $12.3 million in proceeds from stock option exercises.
Net cash used in financing activities during the twenty-six week period ended April 2, 2016 was $220.3 million, which primarily was comprised of $207.8 million in treasury stock purchases under the Company's share repurchase program, debt service payments of $21.9 million, and $3.0 million of dividend equivalent payments. Slightly offsetting these uses in cash was $12.4 million in proceeds from stock option exercises.

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
On October 14, 2016, the Company entered into the Assumption Agreement with Credit Suisse AG, as administrative agent and collateral agent, and as a lender, in connection with the 2016 term loans. The Assumption Agreement, among other things, provided for (i) additional tranche F term loans in an aggregate principal amount equal to $650 million, which were fully drawn on October 14, 2016, and (ii) additional delayed draw tranche F term loans in an aggregate principal amount not to exceed $500 million, which were fully drawn on October 27, 2016, the proceeds of which were used to repurchase its 2021 Notes in connection the tender offer announced on October 13, 2016. The terms and conditions that apply to the Additional Tranche F Term Loans are substantially the same as the terms and conditions that apply to the tranche F term loans under the 2016 term loans immediately prior to the Assumption Agreement.
On March 6, 2017, TD Group and certain subsidiaries of TransDigm entered into Amendment No. 2 to the Credit Agreement. Refer to Note 8, "Debt," to the condensed consolidated financial statements included within this Form 10-Q for further information regarding the authorized dividends and share repurchases and the increase to the general investment basket established by Amendment No. 2 to the Credit Agreement.
TransDigm has $6,406 million in fully drawn term loans (the “Term Loans Facility”) and a $600 million revolving credit facility. The Term Loans Facility consists of four tranches of term loans as follows (aggregate principal amount disclosed is as of April 1, 2017):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche C	$1,222 million	February 28, 2020	LIBO rate (1) +3.00%
Tranche D	$802 million	June 4, 2021	LIBO rate (1) + 3.00%
Tranche E	$1,511 million	May 14, 2022	LIBO rate (1) + 3.00%
Tranche F	$2,871 million	June 9, 2023	LIBO rate (1) + 3.00%

(1)	LIBO rate is subject to a floor of 0.75%.
The Term Loans Facility requires quarterly aggregate principal payments of $16.2 million. The revolving commitments consist of one tranche which includes up to $100 million of multicurrency revolving commitments. At April 1, 2017, the Company had $14 million in letters of credit outstanding and $586 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. For the twenty-six week period ended April 1, 2017, the applicable interest rates ranged from approximately 3.75% to 4.00% on the existing term loans.
Under the terms of the Credit Agreement, TransDigm is entitled, on one or more occasions, to request additional term loans to the extent that the existing or new lenders agree to provide such incremental term loans provided that, among other conditions, our consolidated net leverage ratio would be no greater than 7.25 to 1.00 and the consolidated secured net debt ratio would be no greater than 4.25 to 1.00, in each case, after giving effect to such incremental term loans. Under Amendment No. 2 to the Credit Agreement, TransDigm may use such additional term loans to make restricted payments in an aggregate amount not to exceed $1,500 million, provided that, among other conditions, if such additional loans are to be used by TD Group to repurchase shares of its capital stock, the consolidated secured net debt ratio would be no greater than 4.00 to 1.00 and if such additional terms loans are to be used by TD Group to pay dividends or other distributions on or in respect of its capital stock, the consolidated net leverage ratio would be no greater than 6.50 to 1.00, in each case, after giving effect to such incremental term loans, and subject to certain exceptions, such restricted payment shall be made on or before March 6, 2018.
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended April 1, 2017.

Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 11, “Derivatives and Hedging Activities” to the condensed consolidated financial statements included herein.
Indentures

Senior Subordinated Notes	Aggregate Principal	Maturity Date	Interest Rate
2020 Notes	$550 million	October 15, 2020	5.50%
2022 Notes	$1,150 million	July 15, 2022	6.00%
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$750 million	May 15, 2025	6.50%
2026 Notes	$950 million	June 15, 2026	6.375%
The 2020 Notes, the 2022 Notes, the 2024 Notes, and the 2026 Notes (the “Notes”) were issued at an issue price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the "Notes") were issued at an issue price of 100% of the principal amount and the subsequent $300 million offering in the quarter ended April 1, 2017 of 2025 Notes (further described below) were issued at an issue price of 101.5% of the principal amount.
Such Notes do not require principal payments prior to their maturity. Interest under the Notes is payable semi-annually. The Notes represent unsecured obligations of TransDigm Inc. ranking subordinate to TransDigm Inc.’s senior debt, as defined in the applicable Indentures.
The Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the Notes. The Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its wholly-owned domestic subsidiaries named in the indentures. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries. The Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the Notes.
During the first quarter of fiscal 2017, the Company cash tendered all of its 2021 Notes outstanding with a portion of the proceeds received from the Incremental Term Loan Assumption Agreement.
During the second quarter of fiscal 2017, the Company issued $300 million in aggregate principal of its 2025 Notes at a premium of 1.5%, resulting in gross proceeds of $304.5 million. The new notes offered are an additional issuance to our existing 2025 Notes and were issued under the same indenture as the original issuance of the $450 million in 2025 Notes. With the addition of this issuance, there is a total of $750 million in aggregate principal of 2025 Notes.
Certain Restrictive Covenants in Our Debt Documents
The Credit Agreement and the Indentures governing the Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of other indebtedness.
Pursuant to the Credit Agreement, prior to Amendment No. 2 as described below, and subject to certain conditions, TransDigm was permitted to make certain additional restricted payments, including to declare or pay dividends or repurchase stock, in an aggregate amount not to exceed $1,500 million on or prior to December 31, 2016. Subsequent to December 31, 2016, the aggregate amount of restricted payments remaining, not to exceed $500 million, were permissible solely to the extent that the proceeds were used to repurchase stock. The total restricted payments, as described above, made prior to December 31, 2016 totaled $1,326 million (all related to the special dividend payment and dividend equivalent payments). The remaining $50 million in dividend equivalent payments made in the quarter ended December 31, 2016 were applied against allowable restricted payments that carried over from previous years under our Credit Agreement. During January 2017, $150 million in stock repurchases were made (up to $174 million in stock repurchases were allowable) under this agreement.
On March 6, 2017, TD Group and certain subsidiaries of TransDigm entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 permits, among other things, up to $1,500 million of dividends and share repurchases on or prior to March 6, 2018. If any portion of the $1,500 million is not used for dividends or share repurchases by March 6, 2018, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter. During March 2017, $190 million in stock repurchases were made under Amendment No. 2. Therefore, approximately $1,310 million in restricted payments are permissible under Amendment No. 2 as of April 1, 2017.
In addition, under the Credit Agreement, if the usage of the revolving credit facility exceeds 25% of the total revolving commitments, the Company will be required to maintain a maximum consolidated net leverage ratio of net debt, as defined, to trailing four-

quarter EBITDA As Defined. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the Credit Agreement or the Indentures.
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
As of April 1, 2017, the Company was in compliance with all of its debt covenants.
Trade Receivables Securitization
During fiscal 2014, the Company established a trade accounts receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the Company's domestic operations' trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2015, the Company increased the borrowing capacity from $225 million to $250 million in connection with amending the Securitization Facility. In August 2016, the Company amended the Securitization Facility to extend the maturity date to August 1, 2017. As of April 1, 2017, the Company has borrowed $200 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations' trade accounts receivable.
Stock Repurchase Program
On January 21, 2016, our Board of Directors authorized a stock repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $450.0 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures. On January 26, 2017, our Board of Directors increased the authorized amount of repurchases allowable under the stock program from $450.0 million to $472.0 million. The $22.0 million increase in the repurchases allowable under the stock repurchase program aligned the program with the restricted payments allowable under the Credit Agreement. During January 2017, the Company repurchased 666,755 shares of its common stock at a gross cost of approximately $150.0 million at the weighted average cost of $224.97 under the $472.0 million stock repurchase program.
On March 7, 2017, our Board of Directors authorized a stock repurchase program replacing the $472.0 million program with a repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $600.0 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. During March 2017, the Company repurchased 851,069 shares of its common stock at a gross cost of approximately $189.8 million at the weighted average cost of $223.05 under the new $600.0 million stock repurchase program. As of April 1, 2017, the remaining amount of repurchases allowable under the $600.0 million program was $410.2 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
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
The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
	(in thousands)		(in thousands)
Net income	$155,505	$141,683	$274,376	$271,124
Adjustments:
Depreciation and amortization expense	34,879	29,337	72,927	55,537
Interest expense, net	147,842	111,288	293,846	223,271
Income tax provision	59,508	59,104	79,558	93,722
EBITDA	397,734	341,412	720,707	643,654
Adjustments:
Inventory purchase accounting adjustments(1)	3,151	5,618	19,729	8,420
Acquisition integration costs(2)	1,399	9,696	2,509	14,047
Acquisition transaction-related expenses(3)	3,554	2,309	4,434	2,380
Non-cash stock compensation expense(4)	11,106	11,767	21,126	22,448
Refinancing costs(5)	3,507	—	35,591	—
Other, net(6)	764	(2,197)	2,069	(2,931)
EBITDA As Defined	$421,215	$368,605	$806,165	$688,018

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(4)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(5)
For the thirteen week period ended April 1, 2017, represents debt issuance costs expensed in conjunction with the additional 2025 Notes. For the twenty-six week period ended April 1, 2017, represents debt issuance costs expensed in conjunction with the incremental term loan (tranche F), refinancing of the 2021 Notes and the additional 2025 Notes.

(6)
Primarily represents foreign currency transaction gain or loss on intercompany loans to be settled, gain or loss on sale of fixed assets and payroll withholding taxes related to dividend equivalent payments.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Twenty-Six Week Periods Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Net cash provided by operating activities	$390,500	$286,880
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	24,036	72,517
Interest expense, net (1)	283,676	215,607
Income tax provision - current	79,212	91,098
Non-cash stock compensation expense (2)	(21,126)	(22,448)
Refinancing costs (6)	(35,591)	—
EBITDA	720,707	643,654
Adjustments:
Inventory purchase accounting adjustments (3)	19,729	8,420
Acquisition integration costs (4)	2,509	14,047
Acquisition transaction-related expenses (5)	4,434	2,380
Non-cash stock compensation expense (2)	21,126	22,448
Refinancing costs (6)	35,591	—
Other, net (7)	2,069	(2,931)
EBITDA As Defined	$806,165	$688,018

(1)	Represents interest expense excluding the amortization of debt issuance costs and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(6)
For the twenty-six week period ended April 1, 2017, represents debt issuance costs expensed in conjunction with the incremental term loan (tranche F), refinancing of the 2021 Notes and the additional 2025 Notes.

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
A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2016. There have been no significant changes to our critical accounting policies during the twenty-six week period ended April 1, 2017. Refer to Note 4, "Recent Accounting Pronouncements," for a discussion of accounting standards recently adopted or required to be adopted in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption 'Description of Senior Secured Credit Facilities and Indentures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."
ITEM 4. CONTROLS AND PROCEDURES
As of April 1, 2017, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) and

Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chairman of the Board of Directors and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chairman of the Board of Directors and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.
Changes in Internal Control over Financial Reporting
During the twenty-six week period ended April 1, 2017, we acquired Schroth. Schroth operated under its own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate their processes into our own systems and control environment. We expect to complete the incorporation of acquisition's operations into our systems and control environment in fiscal 2018.
There have been no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended April 1, 2017.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
Issuer purchases of its common shares outstanding during the thirteen week period ended April 1, 2017 were as follows (amounts in millions, except share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs
January 2017	666,755	$224.97	666,755
February 2017	—	$—	—
March 2017	851,069	$223.05	851,069
Total	1,517,824		1,517,824
On January 21, 2016, our Board of Directors authorized a stock repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $450.0 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures. On January 26, 2017, our Board of Directors increased the authorized amount of repurchases allowable under the stock program from $450.0 million to $472.0 million. The $22.0 million increase in the repurchases allowable under the stock repurchase program aligned the program with the restricted payments allowable under the Credit Agreement. During January 2017, the Company repurchased 666,755 shares of its common stock at a gross cost of approximately $150.0 million at the weighted average cost of $224.97 under the $472.0 million stock repurchase program.
On March 7, 2017, our Board of Directors authorized a stock repurchase program replacing the $472.0 million program with a repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $600.0 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. During March 2017, the Company repurchased 851,069 shares of its common stock at a gross cost of approximately $189.8 million at the weighted average cost of $223.05 under the new $600.0 million stock repurchase program. As of April 1, 2017, the remaining amount of repurchases allowable under the $600.0 million program was $410.2 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

ITEM 6. EXHIBITS

4.1
Registration Rights Agreement dated as of March 1, 2017, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as guarantors, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and UBS Securities LLC as representatives for the initial purchases therein (incorporated by reference to 8-K filed March 7, 2017)

4.2
Tenth Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.3
Seventh Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.4
Seventh Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.5
Sixth Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.6
Third Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

10.1
Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein (incorporated by reference to 8-K filed March 8, 2017)

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 10, 2017
W. Nicholas Howley

/s/ Terrance M. Paradie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2017
Terrance M. Paradie

EXHIBIT INDEX
TO FORM 10-Q FOR THE PERIOD ENDED APRIL 1, 2017

EXHIBIT NO.	DESCRIPTION
4.1
Registration Rights Agreement dated as of March 1, 2017, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as guarantors, the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and UBS Securities LLC as representatives for the initial purchases therein (incorporated by reference to 8-K filed March 7, 2017)

4.2
Tenth Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.3
Seventh Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.4
Seventh Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.5
Sixth Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.6
Third Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

10.1
Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein (incorporated by reference to 8-K filed March 8, 2017)

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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