Form 10-Q
period 2017-06-30
TransDigm Group INC
filed 2017-08-08
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 1, 2017.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 51,910,534 as of July 31, 2017.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	July 1, 2017	September 30, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$970,556	$1,586,994
Trade accounts receivable - Net	606,005	576,339
Inventories - Net	743,579	724,011
Prepaid expenses and other	66,890	43,353
Total current assets	2,387,030	2,930,697
PROPERTY, PLANT AND EQUIPMENT - NET	326,325	310,580
GOODWILL	5,800,618	5,679,452
OTHER INTANGIBLE ASSETS - NET	1,752,614	1,764,343
OTHER	49,849	41,205
TOTAL ASSETS	$10,316,436	$10,726,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$64,090	$52,645
Short-term borrowings - trade receivable securitization facility	199,978	199,771
Accounts payable	147,080	156,075
Accrued liabilities	319,569	344,112
Total current liabilities	730,717	752,603
LONG-TERM DEBT	10,828,200	9,943,191
DEFERRED INCOME TAXES	499,465	492,255
OTHER NON-CURRENT LIABILITIES	153,499	189,718
Total liabilities	12,211,881	11,377,767
STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 56,043,608 and 55,767,767 at July 1, 2017 and September 30, 2016, respectively	560	558
Additional paid-in capital	1,079,543	1,028,972
Accumulated deficit	(2,088,761)	(1,146,963)
Accumulated other comprehensive loss	(112,696)	(149,787)
Treasury stock, at cost; 4,156,659 shares at July 1, 2017 and 2,433,035 at September 30, 2016, respectively	(774,091)	(384,270)
Total stockholders’ deficit	(1,895,445)	(651,490)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,316,436	$10,726,277
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
JULY 1, 2017 AND JULY 2, 2016
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
NET SALES	$907,667	$797,692	$2,594,917	$2,296,188
COST OF SALES	385,896	354,177	1,137,803	1,052,444
GROSS PROFIT	521,771	443,515	1,457,114	1,243,744
SELLING AND ADMINISTRATIVE EXPENSES	110,561	94,244	314,868	271,511
AMORTIZATION OF INTANGIBLE ASSETS	23,570	18,629	71,235	53,474
INCOME FROM OPERATIONS	387,640	330,642	1,071,011	918,759
INTEREST EXPENSE - NET	152,227	120,812	446,073	344,083
REFINANCING COSTS	345	15,654	35,936	15,654
INCOME BEFORE INCOME TAXES	235,068	194,176	589,002	559,022
INCOME TAX PROVISION	66,015	33,554	145,573	127,276
NET INCOME	$169,053	$160,622	$443,429	$431,746
NET INCOME APPLICABLE TO COMMON STOCK	$169,053	$160,622	$347,458	$428,746
Net earnings per share:
Basic and diluted	$3.08	$2.88	$6.23	$7.63
Cash dividends paid per common share	$—	$—	$24.00	$—
Weighted-average shares outstanding:
Basic and diluted	54,890	55,832	55,773	56,263
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
JULY 1, 2017 AND JULY 2, 2016
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$169,053	$160,622	$443,429	$431,746
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24,525	(20,257)	4,523	(24,571)
Interest rate swap and cap agreements	(8,386)	(7,435)	32,568	(16,960)
Other comprehensive income (loss), net of tax	16,139	(27,692)	37,091	(41,531)
TOTAL COMPREHENSIVE INCOME	$185,192	$132,930	$480,520	$390,215
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 1, 2017
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2016	55,767,767	$558	$1,028,972	$(1,146,963)	$(149,787)	(2,433,035)	$(384,270)	$(651,490)
Dividends paid	—	—	—	(1,280,070)	—	—	—	(1,280,070)
Unvested dividend equivalents	—	—	—	(105,157)	—	—	—	(105,157)
Compensation expense recognized for employee stock options	—	—	32,707	—	—	—	—	32,707
Exercise of employee stock options	277,873	2	18,046	—	—	—	—	18,048
Restricted stock activity	(2,548)	—	(301)	—	—	—	—	(301)
Treasury stock purchased	—	—	—	—	—	(1,723,624)	(389,821)	(389,821)
Common stock issued	516	—	119	—	—	—	—	119
Net income	—	—	—	443,429	—	—	—	443,429
Foreign currency translation adjustments	—	—	—	—	4,523	—	—	4,523
Interest rate swaps and caps, net of tax	—	—	—	—	32,568	—	—	32,568
BALANCE, JULY 1, 2017	56,043,608	$560	$1,079,543	$(2,088,761)	$(112,696)	(4,156,659)	$(774,091)	$(1,895,445)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	July 1, 2017	July 2, 2016
OPERATING ACTIVITIES:
Net income	$443,429	$431,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,924	31,059
Amortization of intangible assets and product certification costs	71,927	54,042
Amortization of debt issuance costs, original issue discount and premium	15,530	11,711
Refinancing costs	35,936	15,654
Non-cash equity compensation	32,707	33,819
Deferred income taxes	270	4,489
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(21,195)	(37,348)
Inventories	(325)	(15,689)
Income taxes receivable/payable	(12,782)	(41,602)
Other assets	(4,104)	1,778
Accounts payable	(12,342)	(27,103)
Accrued interest	741	34,918
Accrued and other liabilities	(32,500)	(15,298)
Net cash provided by operating activities	555,216	482,176
INVESTING ACTIVITIES:
Capital expenditures	(55,671)	(30,007)
Payments made in connection with acquisitions - see Note 3	(215,202)	(1,143,006)
Net cash used in investing activities	(270,873)	(1,173,013)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	18,046	25,320
Special dividend and dividend equivalent payments	(1,376,034)	(3,000)
Treasury stock purchased	(389,821)	(207,755)
Proceeds from 2017 term loans, net	1,132,755	—
Proceeds from 2016 term loans, net	—	1,712,244
Repayment on term loans	(48,453)	(821,140)
Proceeds from senior subordinated notes due 2026, net	—	939,935
Cash tender and redemption of senior subordinated notes due 2021, including premium	(528,847)	—
Proceeds from additional senior subordinated notes due 2025, net	300,517	—
Other	(10,777)	(2,309)
Net cash (used in) provided by financing activities	(902,614)	1,643,295
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,833	204
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(616,438)	952,662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,586,994	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$970,556	$1,666,695
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$434,295	$295,374
Cash paid during the period for income taxes	$157,899	$145,074
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEK PERIODS ENDED JULY 1, 2017 AND JULY 2, 2016
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2016 included in TD Group’s Form 10-K filed on November 15, 2016. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2016 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended July 1, 2017 are not necessarily indicative of the results to be expected for the full year.
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
3.    ACQUISITIONS
During the thirty-nine week period ended July 1, 2017, the Company completed the acquisitions of Schroth Safety Products GmbH and certain aviation and defense assets from subsidiaries of Takata Corporation (collectively, "Schroth") and three separate aerospace product lines (collectively, "Third Quarter 2017 Acquisitions"). During the fiscal year ended September 30, 2016, the Company completed the acquisitions of Young & Franklin Inc. / Tactair Fluid Controls Inc. (“Y&F/Tactair”), Data Device Corporation ("DDC") and Breeze-Eastern Corporation ("Breeze-Eastern"). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. As of July 1, 2017, the one-year measurement period is open for Schroth, Y&F/Tactair and the Third Quarter 2017 Acquisitions; therefore, the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of the respective one-year measurement period. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Schroth and of certain tangible and intangible assets of the Third Quarter 2017 Acquisitions. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirty-nine week period ended July 1, 2017 or July 2, 2016 are not material and, accordingly, are not provided.
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
Third Quarter 2017 Acquisitions – During the third quarter of fiscal 2017, the Company acquired three separate aerospace product lines (collectively, "Third Quarter 2017 Acquisitions") for a total purchase price of approximately $105.5 million in cash. All three product lines consist primarily of proprietary, sole source products with significant aftermarket content. The products include highly engineered aerospace controls, quick disconnect couplings, and communication electronics. Each product line acquired was consolidated into an existing TransDigm reporting unit within TransDigm's Power & Control segment. The Company expects that approximately $61 million of goodwill recognized for the acquisitions will be deductible for tax purposes over 15 years and approximately $6 million of goodwill recognized for the acquisitions will not be deductible for tax purposes.
Schroth – On February 22, 2017, the Company acquired all of the outstanding stock of Schroth Safety Products GmbH and certain aviation and defense assets and liabilities from subsidiaries of Takata Corporation (collectively, "Schroth"), for a total purchase price of approximately $89.7 million, of which $79.7 million was paid in cash, which includes a working capital settlement of $0.8 million paid in the third quarter of fiscal 2017, and the remaining approximately $10.0 million is accrued related to an indemnity holdback and certain other adjustments to be settled within the one-year measurement period. Schroth designs and manufactures proprietary, highly engineered, advanced safety systems for aviation, racing and military ground vehicles throughout the world. Schroth is included in TransDigm's Airframe segment. The Company expects that approximately $26 million of goodwill recognized for the acquisition will be deductible for tax purposes over 15 years and approximately $39 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
Y&F/Tactair – On September 23, 2016, the Company acquired all of the outstanding stock of Young & Franklin, Inc., the parent company of Tactair Fluid Controls, Inc. ("Y&F/Tactair"), for approximately $258.8 million in cash, which includes a working capital settlement of $2.7 million paid in the first quarter of fiscal 2017. Y&F/Tactair manufactures proprietary, highly engineered valves and actuators. Y&F/Tactair is included in TransDigm’s Power & Control segment. The purchase price includes approximately $74.5 million of tax benefits being realized by the Company over a 15-year period that began in the first quarter of fiscal 2017. The Company expects that approximately $122 million of goodwill recognized for the acquisition will be deductible for tax purposes over 15 years and approximately $8 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
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
The total purchase price of DDC was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The following table summarizes the final purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands).

Assets acquired:
Current assets, excluding cash acquired	$107,728
Property, plant, and equipment	20,818
Intangible assets	229,300
Goodwill	750,935
Other	2,036
Total assets acquired	$1,110,817
Liabilities assumed:
Current liabilities	$26,520
Other noncurrent liabilities	86,642
Total liabilities assumed	$113,162
Net assets acquired	$997,655

Approximately $740 million of goodwill recognized for the acquisition is not deductible for tax purposes and approximately $11 million of goodwill recognized for the acquisition is deductible for tax purposes over 15 years.
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
The Breeze-Eastern acquisition includes environmental reserves recorded at a fair value of approximately $24.6 million. Of the $24.6 million in environmental reserves as of July 1, 2017, $3.4 million is included in accrued liabilities and $21.2 million is included in other non-current liabilities on the condensed consolidated balance sheet. The estimated $24.6 million fair value of the environmental reserves for Breeze-Eastern are recorded at the probable and estimable amount. The environmental matters relate to soil and groundwater contamination and other environmental matters at several former facilities unrelated to Breeze-Eastern’s current operations.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which creates a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018, which is the planned date of adoption. We have performed a preliminary review of the new guidance as compared to our current accounting policies. For each reporting unit, we are reviewing a representative sample of contracts and other agreements with our customers and are evaluating the provisions contained within these contracts and agreements in consideration of the five step model specified within ASC 606. The Company is currently evaluating the impact that adopting the standard, along with the subsequent updates and clarifications, will have on its consolidated financial statements and disclosures. During the remainder of fiscal 2017, we plan to finalize our review and determine our method of adoption.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2017, with early adoption permitted. As early adoption is permissible, the Company adopted this standard in the fourth quarter of fiscal 2016. As a result of adopting the standard in the fourth quarter of fiscal 2016, the condensed consolidated financial statements and earnings per share for the thirteen and thirty-nine week periods ended July 2, 2016 were recasted where presented within this Form 10-Q to reflect the impact of this standard as if the Company had adopted as of the beginning of fiscal 2016. Therefore, approximately $20.0 million and $37.6 million in quarter-to-date and year-to-date excess tax benefits as of July 2, 2016 were reclassified from a component of additional paid-in-capital to a component of the income tax provision with a quarter-to-date and year-to-date favorable impact to basic and diluted earnings per common share of $0.36 and $0.68, respectively. The corresponding cash flows are reflected in cash provided by operating activities instead of financing activities, as required. The Company continued to account for forfeitures on an estimated basis.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)," which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments," which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (ASC 718): Scope of Modification Accounting," which provides clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in ASC 718. The standard is effective for all entities for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of this standard is not expected to have a material impact on its consolidated financial statements.
5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator for earnings per share:
Net income	$169,053	$160,622	$443,429	$431,746
Less dividends paid on participating securities	—	—	(95,971)	(3,000)
Net income applicable to common stock - basic and diluted	$169,053	$160,622	$347,458	$428,746
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	51,932	53,076	52,718	53,339
Vested options deemed participating securities	2,958	2,756	3,055	2,924
Total shares for basic and diluted earnings per share	54,890	55,832	55,773	56,263
Basic and diluted earnings per share	$3.08	$2.88	$6.23	$7.63

6.    INVENTORIES
Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in thousands):

	July 1, 2017	September 30, 2016
Raw materials and purchased component parts	$510,739	$464,410
Work-in-progress	191,246	188,417
Finished goods	135,940	153,253
Total	837,925	806,080
Reserves for excess and obsolete inventory	(94,346)	(82,069)
Inventories - Net	$743,579	$724,011
7.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in thousands):

	July 1, 2017			September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$733,459	$—	$733,459	$720,263	$—	$720,263
Technology	1,305,477	335,902	969,575	1,279,335	288,429	990,906
Order backlog	29,534	25,250	4,284	55,341	29,641	25,700
Other	63,571	18,275	45,296	43,331	15,857	27,474
Total	$2,132,041	$379,427	$1,752,614	$2,098,270	$333,927	$1,764,343
Intangible assets acquired during the thirty-nine week period ended July 1, 2017 were as follows (in thousands):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$131,895
Trademarks and trade names	6,500
	138,395
Intangible assets subject to amortization:
Technology	32,000	20 years
Order backlog	4,000	1 year
	36,000	17.9 years
Total	$174,395
The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended July 1, 2017 and July 2, 2016 was approximately $71.2 million and $53.5 million, respectively. The estimated amortization expense is $89.9 million for fiscal year 2017, $70.3 million for fiscal year 2018 and $67.7 million for each of the four succeeding fiscal years 2019 through 2022.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2016 through July 1, 2017 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance - September 30, 2016	$3,247,490	$2,376,593	$55,369	$5,679,452
Goodwill acquired during the year	66,633	65,262	—	131,895
Purchase price allocation adjustments	(12,194)	—	—	(12,194)
Currency translation adjustment	—	1,465	—	1,465
Balance - July 1, 2017	$3,301,929	$2,443,320	$55,369	$5,800,618

8.    DEBT
The Company’s debt consists of the following (in thousands):

	July 1, 2017
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(22)	$—	$199,978
Term loans	$6,390,254	$(54,737)	$(15,178)	$6,320,339
5 1/2% senior subordinated notes due 2020 (2020 Notes)	550,000	(3,507)	—	546,493
7 1/2% senior subordinated notes due 2021 (2021 Notes)	—	—	—	—
6% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(7,301)	—	1,142,699
6 1/2% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(8,336)	—	1,191,664
6 1/2% senior subordinated notes due 2025 (2025 Notes)	750,000	(4,165)	4,318	750,153
6 3/8% senior subordinated notes due 2026 (2026 Notes)	950,000	(9,058)	—	940,942
	10,990,254	(87,104)	(10,860)	10,892,290
Less current portion	64,603	(513)	—	64,090
Long-term debt	$10,925,651	$(86,591)	$(10,860)	$10,828,200

	September 30, 2016
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(229)	$—	$199,771
Term loans	$5,288,708	$(42,662)	$(11,439)	$5,234,607
2020 Notes	550,000	(4,299)	—	545,701
2021 Notes	500,000	(3,141)	—	496,859
2022 Notes	1,150,000	(8,381)	—	1,141,619
2024 Notes	1,200,000	(9,218)	—	1,190,782
2025 Notes	450,000	(4,144)	—	445,856
2026 Notes	950,000	(9,588)	—	940,412
	10,088,708	(81,433)	(11,439)	9,995,836
Less current portion	53,074	(429)	—	52,645
Long-term debt	$10,035,634	$(81,004)	$(11,439)	$9,943,191
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
The Company recorded refinancing costs of $31.9 million during the thirty-nine week period ended July 1, 2017 representing debt issuance costs expensed in conjunction with the redemption of the 2021 Notes. The costs consisted of the premium of $28.8 million paid to redeem the $500 million of 2021 Notes and the write-off of $3.1 million in unamortized debt issuance costs.
Incremental Term Loan Assumption Agreement - On October 14, 2016, the Company entered into an Incremental Term Loan Assumption Agreement (the “Assumption Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and as a lender, in connection with the 2016 Term Loans. The Assumption Agreement, among other things, provides for (i) additional tranche F term loans in an aggregate principal amount equal to $650 million, which were fully drawn on October 14, 2016 (the “Initial Additional Tranche F Term Loans”), and (ii) additional delayed draw tranche F term loans in an aggregate principal amount not to exceed $500 million, which were fully drawn on October 27, 2016 (the “Delayed Draw Additional Tranche F Term Loans,” and together with the Initial Additional Tranche F Term Loans, the “Additional Tranche F Term Loans”), the proceeds of which were used to repurchase the Company's 2021 Notes. The terms and conditions that apply to the Additional Tranche F Term Loans are substantially the same as the terms and conditions that apply to the Tranche F Term Loans under the 2016 Term Loans immediately prior to the Assumption Agreement.
The Company capitalized $11.3 million and expensed $0.2 million in refinancing costs during the thirty-nine week period ended July 1, 2017 associated with the Assumption Agreement.
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
In addition to the premium of $4.5 million recorded upon the issuance of the additional $300 million of 2025 Notes, the Company capitalized $0.4 million and expensed $3.6 million in refinancing costs during the thirty-nine week period ended July 1, 2017 representing fees associated with the issuance of the additional $300 million of 2025 Notes.
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
The Company capitalized $10.3 million and expensed $0.2 million in refinancing costs during the thirty-nine week period ended July 1, 2017 representing fees associated with Amendment No. 2.
9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended July 1, 2017 and July 2, 2016, the effective tax rate was 28.1% and 17.3%, respectively. During the thirty-nine week periods ended July 1, 2017 and July 2, 2016, the effective income tax rate was 24.7% and 22.8%, respectively. The Company's higher effective tax rate for the thirteen week and thirty-nine week periods ended July 1, 2017 was primarily due to a smaller discrete adjustment from excess tax benefits for share-based payments. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate primarily due to excess tax benefits from share based payments, the domestic manufacturing deduction and foreign earnings taxed at rates lower than the U.S. statutory rate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, Malaysia, Mexico, Norway, Singapore, Sri Lanka, Sweden and the United Kingdom. The Company is no longer subject to U.S.

federal examinations for years before fiscal 2014. The Company is currently under U.S. federal examination for fiscal 2014. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.
At July 1, 2017 and September 30, 2016, TD Group had $7.0 million and $8.7 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $6.8 million and $8.5 million on the effective tax rate at July 1, 2017 and September 30, 2016, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $0.7 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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
The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		July 1, 2017		September 30, 2016
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$970,556	$970,556	$1,586,994	$1,586,994
Interest rate cap agreements (1)	2	8,933	8,933	4,232	4,232
Interest rate swap agreements (1)	2	2,470	2,470	—	—
Liabilities:
Interest rate swap agreements (2)	2	22,131	22,131	29,191	29,191
Interest rate swap agreements (3)	2	13,882	13,882	53,824	53,824
Short-term borrowings - trade receivable securitization facility (4)	1	199,978	199,978	199,771	199,771
Long-term debt, including current portion:
Term loans (4)	2	6,320,339	6,367,110	5,234,607	5,284,037
2020 Notes (4)	1	546,493	558,250	545,701	566,500
2021 Notes (4)	1	—	—	496,859	530,000
2022 Notes (4)	1	1,142,699	1,178,750	1,141,619	1,214,688
2024 Notes (4)	1	1,191,664	1,233,000	1,190,782	1,266,000
2025 Notes (4)	1	750,153	767,519	445,856	469,125
2026 Notes (4)	1	940,942	961,875	940,412	985,625

(1)	Included in other non-current assets on the condensed consolidated balance sheet.

(2)	Included in accrued liabilities on the condensed consolidated balance sheet.

(3)	Included in other non-current liabilities on the condensed consolidated balance sheet.

(4)	The carrying amount of the debt instrument is presented net of the debt issuance costs in connection with the Company's adoption of ASU 2015-03. Refer to Note 8, "Debt," for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at July 1, 2017 and September 30, 2016.
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

	July 1, 2017		September 30, 2016
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$8,933	$—	$4,232	$—
Interest rate swap agreements	6,783	(40,326)	—	(83,015)
Total	15,716	(40,326)	4,232	(83,015)
Effect of counterparty netting	(4,313)	4,313	—	—
Net derivatives as classified in the balance sheet (1)	$11,403	$(36,013)	$4,232	$(83,015)

(1)	Refer to Note 10, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of July 1, 2017, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $26.1 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Credit Agreement.  Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into interest expense was $2.9 million for the thirty-nine week period ended July 1, 2017. The accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the cap agreements is $11.7 million with a related tax benefit of $4.4 million as of July 1, 2017.
On July 5, 2017, the Company entered into two interest rate cap agreements and three interest rate swap agreements. The agreements each have an effective date of June 30, 2020 and mature on June 30, 2022. The two interest rate cap agreements will offset the variable interest rates on the Company's floating rate debt exposures based on an aggregate notional amount of $750 million. These interest rate cap agreements offset the variability in expected future cash flows on the Company's variable rate debt attributable to fluctuations above the three month LIBO rate of 2.5% beginning June 30, 2020 through June 30, 2022. The three interest rate swap agreements hedge the variable interest rates on the Company's floating rate debt exposures for a fixed rate based on an aggregate notional amount of $750 million beginning June 30, 2020 through June 30, 2022. These interest rate swap agreements convert the variable interest rate on the aggregate notional amount of the Company's floating rate debt to a fixed rate of 5.5% (2.5% plus the 3% margin percentage) over the term of the interest rate swap agreements.
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
The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales to external customers
Power & Control	$504,271	$402,137	$1,425,105	$1,154,837
Airframe	372,883	370,414	1,086,560	1,067,301
Non-aviation	30,513	25,141	83,252	74,050
	$907,667	$797,692	$2,594,917	$2,296,188
The following table reconciles EBITDA As Defined by segment to consolidated income before income taxes (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
EBITDA As Defined
Power & Control	$261,025	$197,912	$712,338	$552,558
Airframe	183,478	185,333	536,905	520,878
Non-aviation	9,397	6,853	26,975	19,846
Total segment EBITDA As Defined	453,900	390,098	1,276,218	1,093,282
Unallocated corporate expenses	11,017	6,221	27,170	21,387
Total Company EBITDA As Defined	442,883	383,877	1,249,048	1,071,895
Depreciation and amortization expense	36,924	29,564	109,851	85,101
Interest expense - net	152,227	120,812	446,073	344,083
Acquisition-related costs	6,192	9,849	32,864	34,696
Stock compensation expense	11,580	11,371	32,707	33,819
Refinancing costs	345	15,654	35,936	15,654
Other, net	547	2,451	2,615	(480)
Income before income taxes	$235,068	$194,176	$589,002	$559,022

The following table presents total assets by segment (in thousands):

	July 1, 2017	September 30, 2016
Total assets
Power & Control	$5,261,159	$5,184,303
Airframe	4,024,809	3,922,532
Non-aviation	141,686	131,319
Corporate	888,782	1,488,123
	$10,316,436	$10,726,277
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the thirty-nine week period ended July 1, 2017 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity	Currency translation adjustment	Total
Balance at September 30, 2016	$(61,140)	$(24,297)	$(64,350)	$(149,787)
Current-period other comprehensive gain	30,770	—	4,523	35,293
Amounts reclassified from AOCI related to interest rate cap agreements	1,798	—	—	1,798
Balance at July 1, 2017	$(28,572)	$(24,297)	$(59,827)	$(112,696)

(1)
Unrealized gain (loss) represents interest rate swap and cap agreements, net of taxes of $5,002 and $4,274 for the thirteen week periods ended July 1, 2017 and July 2, 2016 and $(19,425) and $9,749 for the thirty-nine week periods ended July 1, 2017 and July 2, 2016, respectively.

A summary of reclassifications out of accumulated other comprehensive loss for the thirty-nine week period ended July 1, 2017 is provided below (in thousands):

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization from redesignated interest rate cap agreements (1)	$2,870
Deferred tax benefit from redesignated interest rate cap agreements	(1,072)
Losses reclassified into earnings, net of tax	$1,798

(1)	This component of accumulated other comprehensive loss is included in interest expense (see Note 11, “Derivatives and Hedging Activity,” for additional information).
14.    SPECIAL DIVIDEND AND DIVIDEND EQUIVALENT PAYMENTS
On October 14, 2016, the Company's Board of Directors authorized and declared a special cash dividend of $24.00 on each outstanding share of common stock and cash dividend equivalent payments on options granted under its stock option plans. The record date for the special dividend was October 24, 2016, and the payment date for the dividend was November 1, 2016. The total cash payment related to the special dividend and related dividend equivalent payments in the first quarter of fiscal 2017 was approximately $1,280.1 million and $76.4 million, respectively. For the thirty-nine week period ended July 1, 2017, dividend equivalent payments related to dividends declared in fiscal 2013 and fiscal 2014 totaled $19.5 million.
15.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm’s 2020 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of July 1, 2017 and September 30, 2016 and its statements of income and comprehensive income and cash flows for the thirty-nine week periods ended July 1, 2017 and July 2, 2016 for

(i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JULY 1, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$776	$768,641	$5,648	$195,491	$—	$970,556
Trade accounts receivable - Net	—	—	35,254	614,086	(43,335)	606,005
Inventories - Net	—	47,591	575,306	122,782	(2,100)	743,579
Prepaid expenses and other	—	34,439	21,832	10,619	—	66,890
Total current assets	776	850,671	638,040	942,978	(45,435)	2,387,030
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,896,221)	10,356,366	7,230,034	856,783	(16,546,962)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	16,133	262,445	47,747	—	326,325
GOODWILL	—	62,295	5,040,313	698,010	—	5,800,618
OTHER INTANGIBLE ASSETS - NET	—	27,970	1,458,848	265,796	—	1,752,614
OTHER	—	15,736	25,941	8,172	—	49,849
TOTAL ASSETS	$(1,895,445)	$11,329,171	$14,655,621	$2,819,486	$(16,592,397)	$10,316,436
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$64,090	$—	$—	$—	$64,090
Short-term borrowings - trade receivable securitization facility	—	—	—	199,978	—	199,978
Accounts payable	—	13,638	140,968	35,406	(42,932)	147,080
Accrued liabilities	—	157,259	109,445	52,865	—	319,569
Total current liabilities	—	234,987	250,413	288,249	(42,932)	730,717
LONG-TERM DEBT	—	10,828,200	—	—	—	10,828,200
DEFERRED INCOME TAXES	—	436,797	(544)	63,212	—	499,465
OTHER NON-CURRENT LIABILITIES	—	41,558	74,965	36,976	—	153,499
Total liabilities	—	11,541,542	324,834	388,437	(42,932)	12,211,881
STOCKHOLDERS’ (DEFICIT) EQUITY	(1,895,445)	(212,371)	14,330,787	2,431,049	(16,549,465)	(1,895,445)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,895,445)	$11,329,171	$14,655,621	$2,819,486	$(16,592,397)	$10,316,436

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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 1, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$102,467	$2,168,529	$389,347	$(65,426)	$2,594,917
COST OF SALES	—	56,826	903,475	242,003	(64,501)	1,137,803
GROSS PROFIT	—	45,641	1,265,054	147,344	(925)	1,457,114
SELLING AND ADMINISTRATIVE EXPENSES	69	73,480	198,230	43,089	—	314,868
AMORTIZATION OF INTANGIBLE ASSETS	—	635	64,156	6,444	—	71,235
(LOSS) INCOME FROM OPERATIONS	(69)	(28,474)	1,002,668	97,811	(925)	1,071,011
INTEREST EXPENSE (INCOME) - NET	—	452,867	(816)	(5,978)	—	446,073
REFINANCING COSTS	—	35,936	—	—	—	35,936
EQUITY IN INCOME OF SUBSIDIARIES	(443,498)	(984,479)	—	—	1,427,977	—
INCOME BEFORE INCOME TAXES	443,429	467,202	1,003,484	103,789	(1,428,902)	589,002
INCOME TAX PROVISION	—	23,704	116,846	5,023	—	145,573
NET INCOME	$443,429	$443,498	$886,638	$98,766	$(1,428,902)	$443,429
OTHER COMPREHENSIVE INCOME, NET OF TAX	37,091	32,569	16,985	6,753	(56,307)	37,091
TOTAL COMPREHENSIVE INCOME	$480,520	$476,067	$903,623	$105,519	$(1,485,209)	$480,520

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$95,373	$1,886,907	$329,775	$(15,867)	$2,296,188
COST OF SALES	—	53,973	810,289	204,049	(15,867)	1,052,444
GROSS PROFIT	—	41,400	1,076,618	125,726	—	1,243,744
SELLING AND ADMINISTRATIVE EXPENSES	—	64,091	164,846	42,574	—	271,511
AMORTIZATION OF INTANGIBLE ASSETS	—	1,089	43,828	8,557	—	53,474
(LOSS) INCOME FROM OPERATIONS	—	(23,780)	867,944	74,595	—	918,759
INTEREST EXPENSE (INCOME) - NET	—	354,524	(751)	(9,690)	—	344,083
REFINANCING COSTS	—	15,654	—	—	—	15,654
EQUITY IN INCOME OF SUBSIDIARIES	(431,746)	(691,148)	—	—	1,122,894	—
INCOME BEFORE INCOME TAXES	431,746	297,190	868,695	84,285	(1,122,894)	559,022
INCOME TAX (BENEFIT) PROVISION	—	(134,556)	259,383	2,449	—	127,276
NET INCOME	$431,746	$431,746	$609,312	$81,836	$(1,122,894)	$431,746
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(41,531)	(1,231)	(449)	(34,389)	36,069	(41,531)
TOTAL COMPREHENSIVE INCOME	$390,215	$430,515	$608,863	$47,447	$(1,086,825)	$390,215

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 1, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(69)	$(529,423)	$1,111,978	$(27,965)	$695	$555,216
INVESTING ACTIVITIES:
Capital expenditures	—	(1,479)	(50,480)	(3,712)	—	(55,671)
Payments made in connection with acquisitions - see Note 3	—	(215,202)	—	—	—	(215,202)
Net cash used in investing activities	—	(216,681)	(50,480)	(3,712)	—	(270,873)
FINANCING ACTIVITIES:
Intercompany activities	1,735,094	(751,701)	(1,064,658)	81,960	(695)	—
Proceeds from exercise of stock options	18,046	—	—	—	—	18,046
Special dividend and dividend equivalent payments	(1,376,034)	—	—	—	—	(1,376,034)
Treasury stock purchased	(389,821)	—	—	—	—	(389,821)
Proceeds from 2017 term loans, net	—	1,132,755	—	—	—	1,132,755
Repayment on term loans	—	(48,453)	—	—	—	(48,453)
Cash tender and redemption of senior subordinated notes due 2021, including premium	—	(528,847)	—	—	—	(528,847)
Proceeds from additional senior subordinated notes due 2025, net	—	300,517	—	—	—	300,517
Other	—	(10,777)	—	—	—	(10,777)
Net cash (used in) provided by financing activities	(12,715)	93,494	(1,064,658)	81,960	(695)	(902,614)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	1,833	—	1,833
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,784)	(652,610)	(3,160)	52,116	—	(616,438)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,560	1,421,251	8,808	143,375	—	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$776	$768,641	$5,648	$195,491	$—	$970,556

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 2, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(169,940)	$635,519	$21,034	$(4,437)	$482,176
INVESTING ACTIVITIES:
Capital expenditures	—	(1,303)	(21,327)	(7,377)	—	(30,007)
Payments made in connection with acquisitions - see Note 3	—	(1,143,006)	—	—	—	(1,143,006)
Net cash used in investing activities	—	(1,144,309)	(21,327)	(7,377)	—	(1,173,013)
FINANCING ACTIVITIES:
Intercompany activities	184,135	391,097	(597,260)	17,591	4,437	—
Proceeds from exercise of stock options	25,320	—	—	—	—	25,320
Dividend equivalent payments	(3,000)	—	—	—	—	(3,000)
Treasury stock repurchased	(207,755)	—	—	—	—	(207,755)
Proceeds from 2016 term loans, net	—	1,712,244	—	—	—	1,712,244
Repayment on term loans	—	(821,140)	—	—	—	(821,140)
Proceeds from senior subordinated notes due 2025, net	—	939,935	—	—	—	939,935
Other	—	(2,309)	—	—	—	(2,309)
Net cash (used in) provided by financing activities	(1,300)	2,219,827	(597,260)	17,591	4,437	1,643,295
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	204	—	204
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,300)	905,578	16,932	31,452	—	952,662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500	659,365	7,911	45,257	—	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$200	$1,564,943	$24,843	$76,709	$—	$1,666,695
16.    SUBSEQUENT EVENTS
In August 2017, the Company amended the trade receivable securitization facility to extend the maturity date to July 31, 2018. In connection with the Company's amendment of the trade receivable securitization facility, the Company increased the borrowing capacity from $250 million to $300 million. As of July 1, 2017, the Company has borrowed $200 million under the Securitization Facility.

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
For the third quarter of fiscal 2017, we generated net sales of $907.7 million and net income of $169.1 million. EBITDA As Defined was $442.9 million, or 48.8% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
Acquisitions
Recent acquisitions are described in Note 3, “Acquisitions” to the condensed consolidated financial statements included herein.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	July 1, 2017	% of Sales	July 2, 2016	% of Sales
Net sales	$907,667	100.0%	$797,692	100.0%
Cost of sales	385,896	42.5%	354,177	44.4%
Selling and administrative expenses	110,561	12.2%	94,244	11.8%
Amortization of intangible assets	23,570	2.6%	18,629	2.3%
Income from operations	387,640	42.7%	330,642	41.4%
Interest expense, net	152,227	16.8%	120,812	15.1%
Refinancing costs	345	—%	15,654	2.0%
Income tax provision [1]	66,015	7.3%	33,554	4.2%
Net income [1]	$169,053	18.6%	$160,622	20.1%

[1]
As a result of adopting ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” in the fourth quarter of fiscal 2016, the condensed consolidated financial statements for the thirteen week period ended July 2, 2016 were recasted where presented within this Form 10-Q to reflect the impact of this standard as if the Company had adopted as of the beginning of fiscal 2016. Therefore, approximately $20,025 in quarter-to-date excess tax benefits as of July 2, 2016 were reclassified from a component of additional paid-in-capital to a component of the income tax provision. This resulted in a decrease of $20,025 to our income tax provision and an increase of $20,025 to our net income for the thirteen week period ended July 2, 2016. Refer to Note 4 of the condensed consolidated financial statements for further details of the adoption of ASU 2016-09.

	Thirty-Nine Week Periods Ended
	July 1, 2017	% of Sales	July 2, 2016	% of Sales
Net sales	$2,594,917	100.0%	$2,296,188	100.0%
Cost of sales	1,137,803	43.8%	1,052,444	45.8%
Selling and administrative expenses	314,868	12.1%	271,511	11.8%
Amortization of intangible assets	71,235	2.7%	53,474	2.3%
Income from operations	1,071,011	41.3%	918,759	40.0%
Interest expense, net	446,073	17.2%	344,083	15.0%
Refinancing costs	35,936	1.4%	15,654	0.7%
Income tax provision [1]	145,573	5.6%	127,276	5.5%
Net income [1]	$443,429	17.1%	$431,746	18.8%

[1]
As a result of adopting ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” in the fourth quarter of fiscal 2016, the condensed consolidated financial statements for the thirty-nine week period ended July 2, 2016 were recasted where presented within this Form 10-Q to reflect the impact of this standard as if the Company had adopted as of the beginning of fiscal 2016. Therefore, approximately $37,620 in year-to-date excess tax benefits as of July 2, 2016 were reclassified from a component of additional paid-in-capital to a component of the income tax provision. This resulted in a decrease of $37,620 to our income tax provision and an increase of $37,620 to our net income for the thirty-nine week period ended July 2, 2016 Refer to Note 4 of the condensed consolidated financial statements for further details of the adoption of ASU 2016-09.

Changes in Results of Operations
Thirteen week period ended July 1, 2017 compared with the thirteen week period ended July 2, 2016
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended July 1, 2017 and July 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	July 1, 2017	July 2, 2016	Change
Organic sales	$820.6	$797.7	$22.9	2.9%
Acquisition sales	87.1	—	87.1	10.9%
	$907.7	$797.7	$110.0	13.8%
Organic commercial aftermarket and defense sales increased by $15.5 million and $9.2 million, or 5.2% and 4.0%, respectively. Partially offsetting these increases was a decrease in organic commercial OEM sales of $3.6 million, or 1.5%, for the quarter ended July 1, 2017 compared to the quarter ended July 2, 2016.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above for the thirteen week period ended July 1, 2017 was attributable to the acquisitions of DDC and Y&F/Tactair in fiscal year 2016 and Schroth and the Third Quarter 2017 Acquisitions in fiscal year 2017.

•
Cost of Sales and Gross Profit. Cost of sales increased by $31.7 million, or 8.9%, to $385.9 million for the thirteen week period ended July 1, 2017 compared to $354.2 million for the thirteen week period ended July 2, 2016. Cost of sales and the related percentage of total sales for the thirteen week periods ended July 1, 2017 and July 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 1, 2017	July 2, 2016	Change	% Change
Cost of sales - excluding costs below	$382.0	$349.8	$32.2	9.2%
% of total sales	42.1%	43.9%
Inventory purchase accounting adjustments	1.4	1.3	0.1	7.7%
% of total sales	0.2%	0.2%
Acquisition integration costs	1.3	2.0	(0.7)	(35.0)%
% of total sales	0.1%	0.3%
Stock compensation expense	1.2	1.1	0.1	9.1%
% of total sales	0.1%	0.1%
Total cost of sales	$385.9	$354.2	$31.7	8.9%
% of total sales	42.5%	44.4%
Gross profit	$521.8	$443.5	$78.3	17.7%
Gross profit percentage	57.5%	55.6%	1.9
The net increase in the dollar amount of cost of sales during the thirteen week period ended July 1, 2017 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth from the commercial aftermarket and defense markets. This increase due to volume was slightly offset by lower acquisition integration costs as shown in the table above.
Gross profit as a percentage of sales increased by 1.9 percentage points to 57.5% for the thirteen week period ended July 1, 2017 from 55.6% for the thirteen week period ended July 2, 2016. The dollar amount of gross profit increased by $78.3 million, or 17.7%, for the quarter ended July 1, 2017 compared to the comparable quarter in the prior year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $52.8 million for the quarter ended July 1, 2017, which represented gross profit of approximately 60.4% of the acquisition sales.

•
Organic sales growth as described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $25.0 million for the quarter ended July 1, 2017.

•
Further increases in gross profit were due to lower acquisition integration costs of $0.7 million slightly offset by higher inventory purchase accounting adjustments of $0.1 million, and higher stock compensation expense of $0.1 million for the quarter ended July 1, 2017.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $16.4 million to $110.6 million, or 12.2% of sales, for the thirteen week period ended July 1, 2017 from $94.2 million, or 11.8% of sales, for the thirteen week period ended July 2, 2016. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended July 1, 2017 and July 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 1, 2017	July 2, 2016	Change	% Change
Selling and administrative expenses - excluding costs below	$96.7	$77.4	$19.3	24.9%
% of total sales	10.7%	9.7%
Stock compensation expense	10.4	10.2	0.2	2.0%
% of total sales	1.1%	1.3%
Acquisition-related expenses	3.5	6.6	(3.1)	(47.0)%
% of total sales	0.4%	0.8%
Total selling and administrative expenses	$110.6	$94.2	$16.4	17.4%
% of total sales	12.2%	11.8%
The increase in the dollar amount of selling and administrative expenses during the quarter ended July 1, 2017 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $15.9 million, which was approximately 18.3% of the acquisition sales and higher stock compensation expense of approximately $0.2 million. These increases are slightly offset by lower acquisition-related expenses of $3.1 million.

•
Amortization of Intangible Assets. Amortization of intangible assets was $23.6 million for the quarter ended July 1, 2017 compared to $18.6 million in the quarter ended July 2, 2016. The increase in amortization expense of $5.0 million was due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2016 and fiscal 2017 acquisitions.

•
Refinancing Costs. Refinancing costs of $0.3 million were recorded for the quarter ended July 1, 2017 representing debt issuance costs expensed in connection with the debt financing activity that occurred during the quarter ended April 1, 2017 as disclosed in Note 8, "Debt," to the condensed consolidated financial statements. Refinancing costs of $15.7 million were recorded for the quarter ended July 2, 2016 representing debt issuance costs expensed in connection with the debt financing activity during the third quarter of 2016.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $31.4 million, or 26.0%, to $152.2 million for the quarter ended July 1, 2017 from $120.8 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $11.2 billion for the quarter ended July 1, 2017 and approximately $8.7 billion for the quarter ended July 2, 2016. The increase in weighted average level of borrowings was primarily due to the issuance of the 2026 Notes for $950 million in June 2016, the incremental term loans of $950 million in June 2016, the additional net debt financing of $641 million in the first fiscal quarter of 2017 and the additional 2025 Notes offering of $300 million in the second fiscal quarter of 2017. The weighted average interest rate for cash interest payments on total borrowings outstanding at July 1, 2017 was 5.2%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 28.1% for the quarter ended July 1, 2017 compared to 17.3% for the quarter ended July 2, 2016. The Company’s higher effective tax rate for the thirteen week period ended July 1, 2017 was primarily due to a smaller discrete adjustment from the application of ASU 2016-09 (see Note 4, "Recent Accounting Pronouncements," to the condensed consolidated financial statements) as it pertains to the accounting treatment of excess tax benefits on equity compensation and foreign earnings taxed at lower rates than the U.S. statutory rate.

•
Net Income. Net income increased $8.4 million, or 5.2%, to $169.0 million for the quarter ended July 1, 2017 compared to net income of $160.6 million for the quarter ended July 2, 2016, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $3.08 for the quarter ended July 1, 2017 and $2.88 per share for the quarter ended July 2, 2016. The increase in basic and diluted earnings per share of $0.20 per share to $3.08 per share is a result of the factors referred to above. In connection with the fourth quarter of fiscal 2016 adoption of ASU 2016-09, approximately $20.0 million in quarter-to-date excess tax benefits as of July 2, 2016 were reclassified from a component of additional paid-in-capital to a component of the income tax provision resulting in a favorable impact to basic and diluted earnings per common share of $0.36 for the quarter ended July 2, 2016.
Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended July 1, 2017 and July 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 1, 2017	% of Sales	July 2, 2016	% of Sales	Change	% Change
Power & Control	$504.3	55.6%	$402.2	50.4%	$102.1	25.4%
Airframe	372.9	41.1%	370.4	46.4%	2.5	0.7%
Non-aviation	30.5	3.3%	25.1	3.2%	5.4	21.5%
	$907.7	100.0%	$797.7	100.0%	$110.0	13.8%
Acquisition sales for the Power & Control segment totaled $77.5 million, or an increase of 19.3%, resulting from the acquisitions of DDC and Y&F/Tactair in fiscal year 2016 and the Third Quarter 2017 Acquisitions in fiscal year 2017. Organic sales increased $24.6 million, or an increase of 6.1%, for the thirteen week period ended July 1, 2017 compared to the thirteen week period ended July 2, 2016. The organic sales increase resulted from increases in commercial aftermarket sales ($15.1 million, an increase of 10.6%), defense sales ($9.2 million, an increase of 6.2%), and commercial OEM sales ($1.0 million, an increase of 1.0%).
Acquisition sales for the Airframe segment totaled $9.6 million, or an increase of 2.6%, resulting from the acquisition of Schroth in fiscal year 2017. Organic sales decreased $7.1 million, or a decrease of 1.9%, for the thirteen week period ended July 1, 2017 compared to the thirteen week period ended July 2, 2016. The organic sales decrease primarily resulted from a decrease in commercial OEM sales ($5.1 million, a decrease of 4.0%) and defense sales ($0.8 million, a decrease of 1.1%) partially offset by an increase in commercial aftermarket sales ($0.4 million, an increase of 0.3%).
Organic sales for the Non-aviation segment increased $5.4 million, or 21.5%, as a result of higher commercial OEM and defense sales. There were no acquisition sales for the Non-aviation segment for the thirteen week period ended July 1, 2017.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended July 1, 2017 and July 2, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 1, 2017	% of Segment Sales	July 2, 2016	% of Segment Sales	Change	% Change
Power & Control	$261.0	51.8%	$197.9	49.2%	$63.1	31.9%
Airframe	183.5	49.2%	185.3	50.0%	(1.8)	(1.0)%
Non-aviation	9.4	30.8%	6.9	27.3%	2.5	36.2%
	$453.9	50.0%	$390.1	48.9%	$63.8	16.4%
EBITDA As Defined for the Power & Control segment from the acquisitions of DDC and Y&F/Tactair in fiscal year 2016 and the Third Quarter 2017 Acquisitions in fiscal year 2017 was approximately $37.0 million for the thirteen week period ended July 1, 2017. Organic EBITDA As Defined increased approximately $26.1 million, or an increase of 13.2%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA as Defined for the Airframe segment from the acquisition of Schroth in fiscal year 2017 was approximately $1.6 million for the thirteen week period ended July 1, 2017. Organic EBITDA As Defined decreased approximately $3.4 million, or a decrease of 1.8%, as a result of lower organic commercial OEM sales and defense sales slightly offset by continued application of our three core value-driven operating strategies.
Organic EBITDA as Defined for the Non-aviation segment increased $2.5 million, or 36.2%, as a result of the higher commercial OEM and defense sales. There was no EBITDA as Defined from acquisitions for the Non-aviation segment for the thirteen week period ended July 1, 2017.

Thirty-nine week period ended July 1, 2017 compared with the thirty-nine week period ended July 2, 2016
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended July 1, 2017 and July 2, 2016 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Total Sales
	July 1, 2017	July 2, 2016	Change
Organic sales	$2,350.6	$2,296.2	$54.4	2.4%
Acquisition sales	244.3	—	244.3	10.6%
	$2,594.9	$2,296.2	$298.7	13.0%
Organic defense and commercial aftermarket sales increased for the thirty-nine week period ended July 1, 2017 compared to the thirty-nine week period ended July 2, 2016 by $34.1 million and $20.4 million, or 5.2% and 2.3%, respectively. These increases were partially offset by a decrease in organic commercial OEM sales of $2.3 million, or 0.3%.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the acquisitions of Breeze-Eastern, DDC and Y&F/Tactair in fiscal year 2016 and Schroth and the Third Quarter 2017 Acquisitions in fiscal year 2017.

•
Cost of Sales and Gross Profit. Cost of sales increased by $85.4 million, or 8.1%, to $1,137.8 million for the thirty-nine week period ended July 1, 2017 compared to $1,052.4 million for the thirty-nine week period ended July 2, 2016. Cost of sales and the related percentage of total sales for the thirty-nine week periods ended July 1, 2017 and July 2, 2016 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 1, 2017	July 2, 2016	Change	% Change
Cost of sales - excluding costs below	$1,110.6	$1,031.0	$79.6	7.7%
% of total sales	42.8%	44.9%
Inventory purchase accounting adjustments	21.1	9.7	11.4	117.5%
% of total sales	0.8%	0.4%
Acquisition integration costs	2.8	7.2	(4.4)	(61.1)%
% of total sales	0.1%	0.3%
Stock compensation expense	3.3	4.5	(1.2)	(26.7)%
% of total sales	0.1%	0.2%
Total cost of sales	$1,137.8	$1,052.4	$85.4	8.1%
% of total sales	43.8%	45.8%
Gross profit	$1,457.1	$1,243.7	$213.4	17.2%
Gross profit percentage	56.2%	54.2%	2
The net increase in the dollar amount of cost of sales during the thirty-nine week period ended July 1, 2017 was primarily due to increased volume associated with the sales from acquisitions. There were also higher inventory purchase accounting adjustments, partially offset by lower acquisition integration costs and stock compensation expense as shown in the table above.
Gross profit as a percentage of sales increased by 2.0 percentage points to 56.2% for the thirty-nine week period ended July 1, 2017 from 54.2% for the thirty-nine week period ended July 2, 2016. The dollar amount of gross profit increased by $213.4 million, or 17.2%, for the thirty-nine week period ended July 1, 2017 compared to the comparable thirty-nine week period in the prior year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $145.9 million for the thirty-nine week period ended July 1, 2017, which represented gross profit of approximately 59.4% of the acquisition sales.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $73.3 million for the thirty-nine week period ended July 1, 2017.

•
Also contributing to increases in gross profit were lower acquisition integration costs of $4.4 million and lower stock compensation expense of $1.2 million charged to cost of sales for the thirty-nine week period ended July 1, 2017. Slightly offsetting the increases in gross profit was the impact of higher inventory purchase accounting adjustments of $11.4 million.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $43.4 million to $314.9 million, or 12.1% of sales, for the thirty-nine week period ended July 1, 2017 from $271.5 million, or 11.8% of sales, for the thirty-nine week period ended July 2, 2016. Selling and administrative expenses and the related percentage of total sales for the thirty-nine week periods ended July 1, 2017 and July 2, 2016 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 1, 2017	July 2, 2016	Change	% Change
Selling and administrative expenses - excluding costs below	$276.6	$224.4	$52.2	23.3%
% of total sales	10.7%	9.8%
Stock compensation expense	29.4	29.3	0.1	0.3%
% of total sales	1.1%	1.3%
Acquisition-related expenses	8.9	17.8	(8.9)	(50.0)%
% of total sales	0.3%	0.8%
Total selling and administrative expenses	$314.9	$271.5	$43.4	16.0%
% of total sales	12.1%	11.8%
The increase in the dollar amount of selling and administrative expenses during the thirty-nine week period ended July 1, 2017 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $47.6 million, which was approximately 19.5% of acquisition sales, partially offset by lower acquisition-related expenses of $8.9 million.

•
Amortization of Intangible Assets. Amortization of intangible assets was $71.2 million for the thirty-nine week period ended July 1, 2017 compared to $53.5 million in the thirty-nine week period ended July 2, 2016. The increase in amortization expense of $17.7 million was primarily due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2017 and 2016 acquisitions.

•
Refinancing Costs. Refinancing costs of $35.9 million were recorded for the thirty-nine week period ended July 1, 2017 representing debt issuance costs expensed in connection with the debt financing activity that occurred during the quarters ended December 31, 2016 and April 1, 2017 as disclosed in Note 8, "Debt," to the condensed consolidated financial statements. Refinancing costs of $15.7 million were recorded for the thirty-nine week period ended July 2, 2016 representing debt issuance costs expensed in connection with the debt financing activity that occurred during the third quarter of 2016.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $102.0 million, or 29.6%, to $446.1 million for the thirty-nine week period ended July 1, 2017 from $344.1 million for the comparable thirty-nine week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $11.3 billion for the thirty-nine week period ended July 1, 2017 and approximately $8.5 billion for the thirty-nine week period ended July 2, 2016. The increase in weighted average level of borrowings was primarily due to the issuance of the 2026 Notes for $950 million in June 2016, the incremental term loans of $950 million in June 2016, the additional net debt financing of $641 million in the first quarter of 2017 and the additional 2025 Notes offering of $300 million in the second quarter of 2017. The weighted average interest rate for cash interest payments on total borrowings outstanding at July 1, 2017 was 5.2%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 24.7% for the thirty-nine week period ended July 1, 2017 compared to 22.8% for the thirty-nine week period ended July 2, 2016. The Company’s higher effective tax rate for the thirty-nine week period ended July 1, 2017 was primarily due to a smaller discrete adjustment from the application of ASU 2016-09 (see Note 4, "Recent Accounting Pronouncements," to the condensed consolidated financial statements) as it pertains to the accounting treatment of excess tax benefits on equity compensation and foreign earnings taxed at lower rates than the U.S. statutory rate.

•
Net Income. Net income increased $11.7 million, or 2.7%, to $443.4 million for the thirty-nine week period ended July 1, 2017 compared to net income of $431.7 million for the thirty-nine week period ended July 2, 2016, primarily as a result of the factors referred to above.

•
Earnings per Share. The basic and diluted earnings per share was $6.23 for the thirty-nine week period ended July 1, 2017 and $7.63 per share for the thirty-nine week period ended July 2, 2016. Net income for the thirty-nine week period ended July 1, 2017 of $443.4 million was decreased by an allocation of dividends on participating securities of $96.0 million, or $1.72 per share, resulting in net income available to common shareholders of $347.5 million. Net income for the thirty-nine week period ended July 2, 2016 of $431.7 million was decreased by an allocation of dividends on participating securities of $3.0 million, or $0.05 per share, resulting in net income available to common shareholders of $428.7 million. The decrease in earnings per share of $1.40 per share to $6.23 per share is a result of the factors referred to above. In connection with the fourth quarter of fiscal 2016 adoption of ASU 2016-09, approximately $37.6 million in year-to-date excess tax benefits as of July 2, 2016 were reclassified from a component of additional paid-in-capital to a component of the income tax provision with a year-to-date favorable impact to basic and diluted earnings per common share of $0.68.
Business Segments

•	Segment Net Sales. Net sales by segment for the thirty-nine week period ended July 1, 2017 and July 2, 2016 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 1, 2017	% of Sales	July 2, 2016	% of Sales	Change	% Change
Power & Control	$1,425.1	54.9%	$1,154.8	50.3%	$270.3	23.4%
Airframe	1,086.6	41.9%	1,067.3	46.5%	19.3	1.8%
Non-aviation	83.2	3.2%	74.1	3.2%	9.1	12.3%
	$2,594.9	100.0%	$2,296.2	100.0%	$298.7	13.0%
Acquisition sales for the Power & Control segment totaled $230.4 million, or an increase of 20.0%, resulting from the acquisitions of Breeze-Eastern, DDC, and Y&F/Tactair in fiscal year 2016 and the Third Quarter 2017 Acquisitions in fiscal year 2017. Organic sales increased $39.9 million, or an increase of 3.4%, for the thirty-nine week period ended July 1, 2017 compared to the thirty-nine week period ended July 2, 2016. The organic sales increase resulted primarily from an increase in commercial aftermarket sales ($32.3 million, an increase of 8.2%) and defense sales ($14.5 million, an increase of 3.3%) partially offset by a decrease in commercial OEM sales ($6.0 million, a decrease of 2.0%).
Acquisition sales for the Airframe segment totaled $13.9 million, or an increase of 1.3%, resulting from the acquisition of Schroth in fiscal year 2017. Organic sales increased $5.4 million, or an increase of 0.5%, for the thirty-nine week period ended July 1, 2017 compared to the thirty-nine week period ended July 2, 2016. The organic sales increase primarily resulted from increases in defense sales ($18.9 million, an increase of 8.9%) and commercial OEM sales ($1.6 million, an increase of 0.4%) partially offset by a decrease in commercial aftermarket sales ($12.0 million, a decrease of 2.5%).
Organic sales for the Non-aviation segment increased $9.1 million, or 12.3%, as a result of higher commercial OEM and defense sales. There were no acquisition sales for the Non-aviation segment for the thirty-nine week period ended July 1, 2017.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirty-nine week periods ended July 1, 2017 and July 2, 2016 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 1, 2017	% of Segment Sales	July 2, 2016	% of Segment Sales	Change	% Change
Power & Control	$712.3	50.0%	$552.6	47.8%	$159.7	28.9%
Airframe	536.9	49.4%	520.9	48.8%	16.0	3.1%
Non-aviation	27.0	32.4%	19.8	26.8%	7.2	36.4%
	$1,276.2	49.2%	$1,093.3	47.6%	$182.9	16.7%
EBITDA As Defined for the Power & Control segment from the acquisitions of Breeze-Eastern, DDC and Y&F/Tactair in fiscal year 2016 and the Third Quarter 2017 Acquisitions in fiscal year 2017 was approximately $101.0 million for the thirty-nine week period ended July 1, 2017. Organic EBITDA As Defined increased approximately $58.7 million, or an increase of 10.6%, resulting from organic sales growth in commercial aftermarket sales and defense sales, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA as Defined for the Airframe segment from the acquisition of Schroth in fiscal year 2017 was approximately $2.0 million for the thirty-nine week period ended July 1, 2017. Organic EBITDA As Defined increased approximately $14.0 million, or an increase of 2.7%, resulting from organic sales growth in defense sales and commercial OEM sales, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Organic EBITDA as Defined for the Non-aviation segment increased $7.2 million, or 36.4%, as a result of the higher commercial OEM and defense sales. There was no EBITDA as Defined from acquisitions for the Non-aviation segment for the thirty-nine week period ended July 1, 2017.

Backlog
As of July 1, 2017, the Company estimated its sales order backlog at $1,612 million compared to an estimated sales order backlog of $1,525 million as of July 2, 2016. The increase in backlog is primarily due to acquisitions. The majority of the purchase orders outstanding as of July 1, 2017 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of July 1, 2017 may not necessarily represent the actual amount of shipments or sales for any future period.
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
As a result of the new debt financing during the thirty-nine week period ended July 1, 2017, interest payments will increase going forward in line with the terms of the related debt agreements. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide more than sufficient cash provided by operating activities to meet our interest obligations and liquidity needs.  We believe our cash provided by operating activities and available borrowing capacity will enable us to make opportunistic investments in our own stock, make strategic business combinations and/or pay dividends to our shareholders.
Operating Activities. The Company generated $555.2 million of net cash from operating activities during the thirty-nine week period ended July 1, 2017 compared to $482.2 million during the thirty-nine week period ended July 2, 2016. The net increase of $73.0 million is primarily attributable to an increase in income from operations and items adjusting net income for non-cash expenses and income of $43.5 million, and favorable changes in trade accounts receivable, inventories, and accounts payable of $46.3 million, net.
The change in accounts receivable during the thirty-nine week period ended July 1, 2017 was a use of cash of $21.2 million compared to a use of cash of $37.3 million during the thirty-nine week period ended July 2, 2016. The decrease in the use of cash of $16.1 million is attributable to the higher rate of collections of accounts receivable in fiscal 2017 compared to fiscal 2016.
The change in inventories during the thirty-nine week period ended July 1, 2017 was a use of cash of $0.3 million compared to a use of cash of $15.7 million during the thirty-nine week period ended July 2, 2016. The decrease in the use of cash of $15.4 million is primarily attributable to increased monitoring of inventory management.
The change in accounts payable during the thirty-nine week period ended July 1, 2017 was a use of cash of $12.3 million compared to a use of cash of $27.1 million during the thirty-nine week period ended July 2, 2016. The decrease in the use of cash of $14.8 million was primarily attributable to the timing of payments to vendors in connection with continued efforts to improve working capital management.

Investing Activities. Net cash used in investing activities was $270.9 million during the thirty-nine week period ended July 1, 2017 consisting of capital expenditures of $55.7 million, the cash settlement of the Breeze-Eastern dissenting shares litigation for $28.7 million, the Schroth acquisition of $79.7 million, and the Third Quarter 2017 Acquisitions of $105.5 million. Additional investing activities consisted of a favorable working capital settlement of $1.4 million for the DDC acquisition and an unfavorable working capital settlement of $2.7 million for the Y&F/Tactair acquisition, respectively.
Net cash used in investing activities was comprised primarily of capital expenditures of $30.0 million and the acquisitions of Breeze-Eastern and DDC for $1,145.4 million during the thirty-nine week period ended July 2, 2016. Slightly offsetting the cash outflows was receipt of a $2.0 million working capital settlement from the PneuDraulics acquisition in the second quarter of 2016.
Financing Activities. Net cash used in financing activities during the thirty-nine week period ended July 1, 2017 was $902.6 million. The use of cash was primarily related to the aggregate payment of $1,376.0 million for a $24.00 per share special dividend and dividend equivalent payments, redemption and related premium paid on the 2021 Notes aggregating to $528.8 million, $389.8 million related to treasury stock purchases under the Company's share repurchase program, and $48.5 million in debt service payments on the existing term loans. Slightly offsetting the uses of cash were net proceeds from the 2017 term loans and the additional 2025 Notes offering of $1,132.8 million and $300.5 million, respectively, and $18.0 million in proceeds from stock option exercises.
Net cash provided by financing activities during the thirty-nine week period ended July 2, 2016 was $1,643.3 million, which primarily was comprised of net proceeds from the 2016 term loans of $1,712.2 million, net proceeds from the 2026 Notes of $939.9 million and $25.3 million from the exercise of stock options. These increases were partially offset by $821.1 million of repayments on the term loans and $207.8 million in treasury stock purchases under the Company's share repurchase programs.
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
TransDigm has $6,390 million in fully drawn term loans (the “Term Loans Facility”) and a $600 million revolving credit facility. The Term Loans Facility consists of four tranches of term loans as follows (aggregate principal amount disclosed is as of July 1, 2017):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche C	$1,219 million	February 28, 2020	LIBO rate (1) +3.00%
Tranche D	$800 million	June 4, 2021	LIBO rate (1) + 3.00%
Tranche E	$1,507 million	May 14, 2022	LIBO rate (1) + 3.00%
Tranche F	$2,864 million	June 9, 2023	LIBO rate (1) + 3.00%

(1)	LIBO rate is subject to a floor of 0.75%.
The Term Loans Facility requires quarterly aggregate principal payments of $16.2 million. The revolving commitments consist of one tranche which includes up to $100 million of multicurrency revolving commitments. At July 1, 2017, the Company had $16 million in letters of credit outstanding and $584 million in borrowings available under the revolving commitments.

The interest rates per annum applicable to the loans under the Credit Agreement will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. For the thirty-nine week period ended July 1, 2017, the applicable interest rates ranged from approximately 3.75% to 4.15% on the existing term loans.
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
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended July 1, 2017.
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
On March 6, 2017, TD Group and certain subsidiaries of TransDigm entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 permits, among other things, up to $1,500 million of dividends and share repurchases on or prior to March 6, 2018. If any portion of the $1,500 million is not used for dividends or share repurchases by March 6, 2018, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter. As of July 1, 2017, $240 million in stock repurchases have been made under Amendment No. 2. Therefore, approximately $1,260 million in restricted payments are permissible under Amendment No. 2 as of July 1, 2017.
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
As of July 1, 2017, the Company was in compliance with all of its debt covenants.
Trade Receivables Securitization
During fiscal 2014, the Company established a trade accounts receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the Company's domestic operations' trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2015, the Company increased the borrowing capacity from $225 million to $250 million in connection with amending the Securitization Facility. As of July 1, 2017, the Company has borrowed $200 million under the Securitization Facility.
In August 2017, the Company increased the borrowing capacity from $250 million to $300 million in connection with amending the Securitization Facility to a maturity date of July 31, 2018. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations' trade accounts receivable.
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
On March 7, 2017, our Board of Directors authorized a stock repurchase program replacing the $472.0 million program with a repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $600.0 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. During March 2017, the Company repurchased 851,069 shares of its common stock at a gross cost of approximately $189.8 million at the weighted average cost of $223.05 under the new $600.0 million stock repurchase program. Additionally, during May 2017, the Company repurchased 205,800 shares of its common stock at a gross cost of approximately $50.0 million at the weighted average cost of $242.90 under the new $600.0 million stock repurchase program. As of July 1, 2017, the remaining amount of repurchases allowable under the $600.0 million program was $360.2 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)		(in thousands)
Net income	$169,053	$160,622	$443,429	$431,746
Adjustments:
Depreciation and amortization expense	36,924	29,564	109,851	85,101
Interest expense, net	152,227	120,812	446,073	344,083
Income tax provision	66,015	33,554	145,573	127,276
EBITDA	424,219	344,552	1,144,926	988,206
Adjustments:
Inventory purchase accounting adjustments(1)	1,398	1,250	21,127	9,670
Acquisition integration costs(2)	2,707	2,676	5,216	16,723
Acquisition transaction-related expenses(3)	2,087	5,923	6,521	8,303
Non-cash stock compensation expense(4)	11,580	11,371	32,707	33,819
Refinancing costs(5)	345	15,654	35,936	15,654
Other, net(6)	547	2,451	2,615	(480)
EBITDA As Defined	$442,883	$383,877	$1,249,048	$1,071,895

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(4)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(5)
For the thirteen week period ended July 1, 2017, represents debt issuance costs expensed in conjunction with the additional 2025 Notes. For the thirty-nine week period ended July 1, 2017, represents debt issuance costs expensed in conjunction with the incremental term loan (tranche F), refinancing of the 2021 Notes and the additional 2025 Notes.

(6)
Primarily represents foreign currency transaction gain or loss on intercompany loans to be settled, gain or loss on sale of fixed assets and payroll withholding taxes related to dividend equivalent payments.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirty-Nine Week Periods Ended
	July 1, 2017	July 2, 2016
	(in thousands)
Net cash provided by operating activities	$555,216	$482,176
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	82,507	100,344
Interest expense, net (1)	430,543	332,372
Income tax provision - current	145,303	122,787
Non-cash stock compensation expense (2)	(32,707)	(33,819)
Refinancing costs (6)	(35,936)	(15,654)
EBITDA	1,144,926	988,206
Adjustments:
Inventory purchase accounting adjustments (3)	21,127	9,670
Acquisition integration costs (4)	5,216	16,723
Acquisition transaction-related expenses (5)	6,521	8,303
Non-cash stock compensation expense (2)	32,707	33,819
Refinancing costs (6)	35,936	15,654
Other, net (7)	2,615	(480)
EBITDA As Defined	$1,249,048	$1,071,895

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(6)
For the thirty-nine week period ended July 1, 2017, represents debt issuance costs expensed in conjunction with the incremental term loan (tranche F), refinancing of the 2021 Notes and the additional 2025 Notes.

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
A summary of our significant accounting policies and estimates is included in the Annual Report on Form 10-K for the year ended September 30, 2016. There have been no significant changes to our critical accounting policies during the thirty-nine week period ended July 1, 2017. Refer to Note 4, "Recent Accounting Pronouncements," for a discussion of accounting standards recently adopted or required to be adopted in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption 'Description of Senior Secured Credit Facilities and Indentures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."
ITEM 4. CONTROLS AND PROCEDURES
As of July 1, 2017, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) and Executive Vice

President and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chairman of the Board of Directors and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chairman of the Board of Directors and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.
Changes in Internal Control over Financial Reporting
During the thirty-nine week period ended July 1, 2017, we acquired Schroth and the Third Quarter 2017 Acquisitions. These businesses acquired operated under their own set of systems and internal controls and we are currently maintaining those systems and much of that control environment until we are able to incorporate their processes into our own systems and control environment. We expect to complete the incorporation of acquisition's operations into our systems and control environment in fiscal 2018.
There have been no other changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended July 1, 2017.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
Issuer purchases of its common shares outstanding during the thirteen week period ended July 1, 2017 were as follows (amounts in millions, except share amounts):

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs
April 2017	—	$—	—
May 2017	205,800	$242.90	205,800
June 2017	—	$—	—
Total	205,800		205,800
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
During May 2017, the Company repurchased 205,800 shares of its common stock at a gross cost of approximately $50.0 million at the weighted average cost of $242.90 under the $600.0 million stock repurchase program. As of July 1, 2017, the remaining amount of repurchases allowable under the $600.0 million program was $360.2 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation, filed June 27, 2014, of North Hills Processing Corp. (filed herewith)
3.2	Bylaws of Porta Systems Corp. (now known as North Hills Signal Processing Corp.) (filed herewith)
3.3	Certificate of Incorporation, filed October 12, 1982, of Porta Systems Overseas Corp (now known as North Hills Signal Processing Overseas Corp) (filed herewith)
3.4	Certificate of Amendment to Certificate of Incorporation, filed October 6, 2010, of Porta Systems Overseas Corp (now known as North Hills Signal Processing Overseas Corp) (filed herewith)
3.5	Bylaws of Porta Systems Overseas Corp. (now known as North Hills Signal Processing Overseas Corp) (filed herewith)
4.1
Eleventh Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.2
Eighth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.3
Eighth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.4
Seventh Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.5
Fourth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

10.1
Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic's Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	August 8, 2017
W. Nicholas Howley

/s/ Terrance M. Paradie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2017
Terrance M. Paradie

EXHIBIT INDEX
TO FORM 10-Q FOR THE PERIOD ENDED JULY 1, 2017

EXHIBIT NO.	DESCRIPTION
3.1	Restated Certificate of Incorporation, filed June 27, 2014, of North Hills Processing Corp. (filed herewith)
3.2	Bylaws of Porta Systems Corp. (now known as North Hills Signal Processing Corp.) (filed herewith)
3.3	Certificate of Incorporation, filed October 12, 1982, of Porta Systems Overseas Corp (now known as North Hills Signal Processing Overseas Corp) (filed herewith)
3.4	Certificate of Amendment to Certificate of Incorporation, filed October 6, 2010, of Porta Systems Overseas Corp (now known as North Hills Signal Processing Overseas Corp) (filed herewith)
3.5	Bylaws of Porta Systems Overseas Corp. (now known as North Hills Signal Processing Overseas Corp) (filed herewith)
4.1
Eleventh Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.2
Eighth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.3
Eighth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.4
Seventh Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

4.5
Fourth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed herewith)

10.1
Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic's Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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