Form 10-K
period 2017-09-30
TransDigm Group INC
filed 2017-11-13
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2017, based upon the last sale price of such voting and non-voting common stock on that date, was $10,561,787,638.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 51,959,702 as of November 6, 2017.
Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2018 Annual Meeting of Stockholders.

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
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms refer to TD Group, together with TransDigm Inc. and its direct and indirect subsidiaries. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2017” or “fiscal 2017” means the period from October 1, 2016 to September 30, 2017.

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
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that about 90% of our net sales for fiscal year 2017 were generated by proprietary products. In addition, for fiscal year 2017, we estimate that we generated about 80% of our net sales from products for which we are the sole source provider.
Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25 to 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 55% of our net sales in fiscal year 2017 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.
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
For financial information about our segments, see Note 16, “Segments,” to our consolidated financial statements included herein.
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
Manufacturing and Engineering
We maintain approximately 60 principal manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate accounting and reporting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.
We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in cost of sales and in selling and administrative expenses and research and development costs are recorded in selling and administrative expenses in our consolidated statements of income. The aggregate of engineering expense and research and development expense represents approximately 8% of our operating units’ aggregate costs, or approximately 4% of our consolidated net sales. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.
We use sophisticated equipment and procedures to comply with quality requirements, specifications and Federal Aviation Administration (“FAA”) and OEM requirements. We perform a variety of testing procedures as required by our customers, such as testing under different temperature, humidity and altitude levels, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities. Refer to Note 3, “Summary of Significant Accounting Policies,” to the consolidated financial statements included herein with respect to total costs of research and development, which is incorporated herein by reference.
Customers
We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounts for approximately 35% of total sales; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounts for approximately 26% of total sales; and the defense market, which accounts for approximately 34% of total sales. Non-aerospace sales comprise approximately 5% of our total sales.
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2017, Airbus S.A.S. (which includes Satair A/S, a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 13% of our net sales and The Boeing Company (which includes Aviall, Inc., also a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 11% of our net sales. Our top ten customers for fiscal year 2017 accounted for approximately 46% of our net sales. Products supplied to many of our customers are used on multiple platforms.
Active commercial production programs include the Boeing 737 (including the 737MAX), 747, 767 and 787, the Airbus A320 family (including neo), A330, A350 and A380, the Bombardier CSeries, CRJ’s, Q400/Dash-8 aircraft, Challenger and Learjets, the Embraer Regional and business jets, the Cessna Citation family, the Gulfstream aircraft family, the Dassault aircraft family, the HondaJet and the ATR42/72 turboprop. Military platforms include aircraft such as the Boeing AH-64 Apache, CH-47, C17 Chinook, F-15, F-18, KC46 Tanker, P-8 and V-22, the Airbus A400M, the Lockheed Martin C-130J, F-16 and F-35 Joint Strike Fighter, UH-60 Blackhawk helicopter, the Northrop Grumman E-2C Hawkeye, the General Atomics Predator Drone and the Raytheon Patriot Missile. We have been awarded numerous contracts for the development of engineered products for production on the Airbus A330neo, the Boeing 777x, the Bombardier Global 7000/8000, the Embraer E2, the Mitsubishi Regional Jet and the Sikorsky S-97 and JMR helicopter.
The markets in which we sell our products are, to varying degrees, cyclical and have experienced upswings and downturns. The demand for our commercial aftermarket parts and services depends on, among other things, the breadth of our installed OEM base, revenue passenger miles (“RPMs”), the size and age of the worldwide aircraft fleet, the percentage of the worldwide fleet that is in warranty, and airline profitability. The demand for defense products is specifically dependent on government budget trends, military campaigns and political pressures.
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
We compete on the basis of engineering, manufacturing and marketing high quality products, which we believe meet or exceed the performance and maintenance requirements of our customers, consistent and timely delivery, and superior customer service and support. The industry’s stringent regulatory, certification and technical requirements and the investments necessary in the development and certification of products may create disincentives for potential new competitors for certain products. If customers receive products that meet or exceed expectations and performance standards, we believe that they will have a reduced incentive to certify another supplier because of the cost and time of the technical design and testing certification process. In addition, we believe that the availability, dependability and safety of our products are reasons for our customers to continue long-term supplier relationships.
Government Contracts
Companies engaged in supplying defense-related equipment and services to U.S. Government agencies are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally: (1) suspend us from receiving new contracts and impose criminal penalties based on alleged violations of procurement laws or regulations; (2) terminate existing contracts; (3) reduce the value of existing contracts; (4) audit our contract-related costs and fees, including allocated indirect costs; (5) control and potentially prohibit the export of our products; and (6) seek repayment of contract related payments under certain circumstances.
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
Market Channels
The commercial aerospace industry, including the aftermarket and OEM market, is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry had shown strength with increases in revenue passenger miles, or RPMs, between 2003 and 2008, as well as increases in OEM production and backlog. However, in 2009, the global economic downturn negatively impacted the commercial aerospace industry causing RPMs to decline slightly. This market sector began to rebound in 2010 and positive growth has continued through 2017 with increases in RPMs, as well as the growth in the large commercial OEM sector (aircraft with 100 or more seats) with order announcements by The Boeing Company and Airbus S.A.S. leading to planned increases in production. The 2018 leading indicators and industry consensus suggest a continuation of current trends in the commercial transport market sector supported by continued RPM growth and increases in production at the OEM level.
The defense aerospace market is dependent on government budget constraints, the timing of orders, political pressures and the extent of global conflicts. It is not necessarily affected by general economic conditions that affect the commercial aerospace industry.
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
Commercial Aftermarket
The key growth factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft and the percentage of the fleet that is in warranty.
Commercial OEM Market
The commercial transport market sector, the largest sector in the commercial OEM market, grew modestly during 2017. Our commercial transport OEM shipments and revenues generally run ahead of the Boeing and Airbus airframe delivery schedules. As a result and consistent with prior years, our fiscal 2018 shipments will be a function of, among other things, the estimated 2018 and 2019 commercial airframe production rates. We have been experiencing increased sales in the large commercial OEM sector (aircraft with 100 or more seats) driven by an increase in production by The Boeing Company and Airbus S.A.S tied to previous order announcements. Industry consensus indicates this production increase will continue in 2018 and 2019, though the growth may continue to moderate and begin to flatten.
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
Backlog
As of September 30, 2017, the Company estimated its sales order backlog at $1,669 million compared to an estimated sales order backlog of $1,554 million as of September 30, 2016. The increase in estimated sales order backlog is primarily due to acquisitions. The majority of the purchase orders outstanding as of September 30, 2017 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2017 may not necessarily represent the actual amount of shipments or sales for any future period.
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
Employees
As of September 30, 2017, we had approximately 9,200 full-time, part-time and temporary employees. Approximately 11% of our full-time and part-time employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from February 2018 to November 2020. We consider our relationship with our employees generally to be satisfactory.
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
Our commercial business is directly affected by, among other factors, changes in revenue passenger miles (RPMs), the size and age of the worldwide aircraft fleet, the percentage of the fleet that is out-of-warranty and changes in the profitability of the commercial airline industry. RPMs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in the past, the airline industry has been severely affected by the downturn in the global economy, higher fuel prices, the increased security concerns among airline customers following the events of September 11, 2001, the Severe Acute Respiratory Syndrome (SARS) epidemic, and the conflicts abroad, and could be impacted by future geopolitical or other worldwide events, such as war, terrorist acts, or a worldwide infectious disease outbreak. In addition, global market and economic conditions have been challenging with turbulence in the U.S. and international markets and economies and have prolonged declines in business and consumer spending. As a result of the substantial reduction in airline traffic resulting from these events, the airline industry incurred large losses and financial difficulties. Some carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories, and delay refurbishments and discretionary spending. If demand for spare parts decreases, there would be a decrease in demand for certain of our products. An adverse change in demand could impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses which may adversely impact our financial condition and access to capital markets.
Our sales to manufacturers of aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.
Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, as well as manufacturers of business jets (which collectively accounted for approximately 25% of our net sales in fiscal year 2017) have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, interest rates, downturns in the global economy and national and international events. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. Downturns adversely affect our net sales, gross margin and net income.
We rely heavily on certain customers for much of our sales.
Our two largest customers for fiscal year 2017 were Airbus S.A.S. (which includes Satair A/S) and The Boeing Company (which includes Aviall, Inc.). Airbus S.A.S. accounted for approximately13% of our net sales and The Boeing Company accounted for approximately 11% of our net sales in fiscal year 2017. Our top ten customers for fiscal year 2017 accounted for approximately 46% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to economic downturn, decreased production, strike or resourcing, could have a material adverse effect on our net sales, gross margin and net income.

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
The military and defense market is significantly dependent upon government budget trends, particularly the U.S. Department of Defense (the “DOD”) budget. In addition to normal business risks, our supply of products to the United States Government is subject to unique risks largely beyond our control. DOD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current presidential administration, the U.S. Government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence internationally and possible political pressure to reduce U.S. Government military spending, each of which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.
We intend to pursue acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.
A significant portion of our growth has occurred through acquisitions. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms or may be unable to receive necessary regulatory approvals or support. In addition, we may not be able to raise the capital necessary to fund future acquisitions. Because we may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including regulatory complications or difficulties in employing sufficient staff and maintaining operational and management oversight.
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
Furthermore, even where the price is not based on cost, the U.S. Government may seek to review our costs to determine whether our pricing is “fair and reasonable.” Our subsidiaries are periodically subject to a pricing review and in fact, government buying agencies that purchase some of our subsidiaries’ products are currently the subject of a DOD Office of Inspector General audit with respect to prices paid for such products. Pricing reviews and government audits, including the one underway, could be costly and time consuming for our management and could distract from our ability to effectively manage the business. As a result of such a review, we could be subject to providing a refund to the U.S. Government or we could be asked to enter into an arrangement whereby our prices would be based on cost or the DOD could seek to pursue alternative sources of supply for our parts. Any of those occurrences could lead to a reduction in our revenue from, or the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government.
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
We have a significant amount of indebtedness. As of September 30, 2017, our total indebtedness, excluding approximately $16 million of letters of credit outstanding, was approximately $11.8 billion, which was 133.5% of our total book capitalization as a result of our dividends being funded, in part, with indebtedness and the addition of approximately $1.6 billion in net new incremental borrowings during fiscal 2017.
In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2017, we had approximately $584 million of unused commitments under our revolving loan facility. Although our senior secured credit facility and the indentures governing the various senior subordinated notes outstanding (the “Indentures”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. For example, if the usage of the revolving loan facility exceeds 25% of the total revolving commitments, the Company will be required to maintain a maximum consolidated net leverage ratio of net debt, as defined, to trailing four-quarter EBITDA As Defined. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the Indentures.
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

In addition, all of our debt under the senior secured credit facility, which includes $7.0 billion in term loans and a revolving loan facility of $600 million, bears interest at floating rates. Accordingly, if interest rates increase, our debt service expense will also increase. Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facilities. For information about our interest rate swap and cap agreements, see Note 20, “Derivatives and Hedging Instruments,” in the notes to the consolidated financial statements included herein.
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
We are dependent on our senior management team and highly trained employees and any work stoppage or difficulty hiring similar employees could adversely affect our business.
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
In addition, our success depends in part on our ability to attract and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation programs. Competition for qualified personnel can be intense. A loss of senior management and key personnel, or failure to attract qualified new talent could prevent us from capitalizing on business opportunities, and our operating results and/or market value could be adversely affected. The Board continually monitors this risk and we believe that the Board’s succession plan, together with our straightforward strategy, clear value drivers, decentralized nature and the quality of managers running our operating units helps to mitigate this risk.
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
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, and technology, were approximately $1.7 billion at September 30, 2017, representing approximately 17% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $5.7 billion at September 30, 2017, representing approximately 58% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
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
There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the operating performance of the companies issuing the securities. These market fluctuations may negatively affect the market price of our common stock. Shareholders may not be able to sell their shares at or above the purchase price due to fluctuations in the market price of our common stock. Such changes could be caused by changes in our operating performance or prospects, including possible changes due to the cyclical nature of the aerospace industry and other factors such as fluctuations in OEM and aftermarket ordering, which could cause short-term swings in profit margins. Or such changes could be unrelated to our operating performance, such as changes in market conditions affecting the stock market generally or the stocks of aerospace companies or changes in the outlook for our common stock, such as changes to or the confidence in our business strategy, changes to or confidence in our management, or expectations for future growth of the Company.
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
On July 3, 2013, June 4, 2014, October 14, 2016 and August 23, 2017, the Company’s Board of Directors authorized and declared special cash dividends of $22.00, $25.00, $24.00 and $22.00, respectively, on each outstanding share of common stock and cash dividend equivalent payments to holders of options under its stock option plans.
Notwithstanding the special cash dividends, we do not anticipate declaring regular quarterly or annual cash dividends on our common stock or any other equity security in the foreseeable future. The amounts that may be available to us to pay future special cash dividends are restricted under our debt and other agreements. Any payment of special cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board of Directors. Therefore, shareholders should not rely on regular quarterly or annual dividend income from shares of our common stock and should not rely on special dividends with any regularity or at all.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
TransDigm’s principal owned properties as of September 30, 2017 are as follows:

Location	Reporting Segment	Square Footage
Miesbach, Germany	Power & Control	242,000
Liberty, SC	Power & Control	219,000
Waco, TX	Power & Control	218,800
Ingolstadt, Germany	Airframe	191,900
Kent, OH	Airframe	185,000
Bridport, United Kingdom	Airframe	174,700
Liverpool, NY	Power & Control	169,900
Union Gap, WA	Airframe	142,000
Phoenix, AZ	Airframe	138,700
Paks, Hungary	Airframe	137,800
Los Angeles, CA	Power & Control	131,000
Bohemia, NY	Power & Control	124,000
Llangeinor, United Kingdom	Airframe	110,000
Westbury, NY	Power & Control	106,800
Letchworth, United Kingdom	Airframe	88,200
Placentia, CA	Airframe	86,600
Addison, IL	Power & Control	83,300
Painesville, OH	Power & Control	63,900
Clearwater, FL	Power & Control	61,000
South Euclid, OH	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Branford, CT	Airframe	52,000
Avenel, NJ	Power & Control	48,500
Rancho Cucamonga, CA	Power & Control	47,000
Herstal, Belgium	Airframe	45,700
Valencia, CA	Airframe	38,000
Pennsauken, NJ	Airframe	38,000
Ryde, United Kingdom	Power & Control	33,200
Rancho Cucamonga, CA	Airframe	32,700
Arnsberg, Germany (Schroth)	Airframe	26,800
Melaka, Malaysia	Power & Control	24,800
Deerfield Beach, FL	Non-aviation	20,000
The Liberty, Kent, Union Gap, Bohemia, Addison, and 47,000 square feet Rancho Cucamonga property is subject to mortgage liens under our senior secured credit facility.
TransDigm’s principal leased properties as of September 30, 2017 are as follows:

Location	Reporting Segment	Square Footage
Santa Ana, CA	Airframe	159,200
Holmestrand, Norway	Airframe	149,300
Dayton, NV	Airframe	144,000
Everett, WA	Airframe	121,000
Whippany, NJ	Power & Control	115,300
Whippany, NJ	Power & Control	114,300
Nittambuwa, Sri Lanka	Airframe	113,000

Location	Reporting Segment	Square Footage
Fullerton, CA	Airframe	100,000
Anaheim, CA	Airframe	99,900
Elkhart, IN	Non-aviation	91,500
Collegeville, PA	Airframe	90,000
Goldsboro, NC	Power & Control	87,600
Arnsberg, Germany (Schroth)	Airframe	86,000
Miesbach, Germany	Power & Control	80,800
Kunshan, China	Non-aviation	75,300
Camarillo, CA	Power & Control	70,000
Matamoros, Mexico	Power & Control	60,500
Tempe, AZ	Power & Control	40,200
Chongqing, China	Airframe	37,700
Northridge, CA	Power & Control	35,000
Erie, PA	Airframe	30,500
Ashford, United Kingdom	Power & Control	28,000
London, United Kingdom	Airframe	27,400
Nogales, Mexico	Airframe	27,000
Kunshan, China	Airframe	25,600
Pompano Beach, FL (Schroth)	Airframe	25,000
Bridgend, United Kingdom	Airframe	24,800
Memphis, TN	Power & Control	20,800
Pennsauken, NJ	Airframe	20,500
Poway, CA	Power & Control	12,800
Lund, Sweden	Power & Control	17,600
Cleveland, OH	Power & Control	13,100
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

Quarterly Stock Prices
	High	Low
Fiscal 2016
For Quarter ended January 2, 2016	$238.51	$210.22
For Quarter ended April 2, 2016	232.42	180.76
For Quarter ended July 2, 2016	268.00	218.56
For Quarter ended September 30, 2016	294.38	257.28
Fiscal 2017
For Quarter ended December 31, 2016	$293.19	$235.14
For Quarter ended April 1, 2017	259.57	203.72
For Quarter ended July 1, 2017	274.99	217.41
For Quarter ended September 30, 2017	295.00	249.57
Holders
On November 3, 2017, there were 30 stockholders of record of our common stock. We estimate that there were approximately 62,000 beneficial stockholders as of November 3, 2017, which includes an estimated amount of stockholders who have their shares held in their accounts by banks and brokers.
Dividends
On October 14, 2016, TD Group’s Board of Directors authorized and declared a special cash dividend of $24.00 on each outstanding share of common stock and cash dividend equivalent payments under options granted under its stock option plans. The record date for the special dividend was October 24, 2016, and the payment date for the dividend was November 1, 2016. On August 23, 2017, TD Group’s Board of Directors authorized and declared a special cash dividend of $22.00 on each outstanding share of common stock and cash dividend equivalent payments under options granted under its stock option plans. The record date for the special dividend was September 5, 2017, and the payment date for the dividend was September 12, 2017. No dividends were declared in fiscal 2015 or fiscal 2016.
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

Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P 500 Index (“S&P 500”) and the S&P MidCap 400 S&P Aerospace & Defense Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on September 30, 2012.
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
Among TransDigm Group Inc., the S&P 500
and S&P MidCap 400 S&P Aerospace & Defense Index
*$100 invested on 9/30/12 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.
Copyright 2017 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/30/12	9/30/13	9/30/14	9/30/15	9/30/16	9/30/17
TransDigm Group Inc.	100.00	124.01	189.37	218.22	297.03	311.08
S&P 500	100.00	119.34	142.89	142.02	163.93	194.44
S&P MidCap 400 S&P Aerospace & Defense Index	100.00	154.70	209.81	205.33	254.85	371.15

Purchases of Equity Securities by the Issuer or Affiliated Purchaser
On October 22, 2014, our Board of Directors authorized a stock repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $300 million in the aggregate. No shares were repurchased under the program in fiscal 2015. On January 21, 2016, our Board of Directors authorized a stock repurchase program replacing the $300 million program with a repurchase program permitting us to repurchase a portion of our outstanding shares not to exceed $450 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures. During fiscal 2016, under the aforementioned authorized programs, the Company repurchased 1,015,387 shares of its common stock at a gross cost of approximately $207.8 million at the weighted-average price per share of $204.61.
On January 26, 2017, our Board of Directors increased the authorized amount of repurchases allowable under the stock program from $450 million to $472 million. The increase in the allowable repurchases aligned the program with the restricted payments allowable under the Credit Agreement. During January 2017, the Company repurchased 666,755 shares of its common stock at a gross cost of approximately $150 million at the weighted average cost of $224.97 under the $472 million stock repurchase program. On March 7, 2017, our Board of Directors authorized a new stock repurchase program replacing the $472 million program permitting repurchases of outstanding shares not to exceed $600 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. During March 2017, the Company repurchased 851,069 shares of its common stock at a gross cost of approximately $189.8 million at the weighted average cost of $223.05 under the new $600 million stock repurchase program. Additionally, during May 2017, the Company repurchased 205,800 shares of its common stock at a gross cost of approximately $50 million at the weighted average cost of $242.90 under the new $600 million stock repurchase program. As of September 30, 2017, the remaining amount of repurchases allowable under the $600 million program was $360.2 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes as described within the Liquidity and Capital Resources section of Item 7. - “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
On November 8, 2017, our Board of Directors, authorized a new stock repurchase program replacing the $600 million program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
During the fiscal years ended September 30, 2017 and 2016, the Company received 2,548 shares in each period as forfeitures in lieu of payment for withholding taxes on the vesting of restricted stock. The deemed gross cost of the shares was approximately $0.6 million in each period at a weighted-average price per share of $247.33 and $225.58, respectively.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2013 to 2017, which have been derived from TD Group’s audited consolidated financial statements.
Separate historical financial information of TransDigm Inc. is not presented since the 5.50% Senior Subordinated Notes issued in October 2012 (the “2020 Notes”), the 6.00% Senior Subordinated Notes issued in June 2014 (the “2022 Notes”), the 6.50% Senior Subordinated Notes issued June 2014 (the “2024 Notes”), the 6.50% Senior Subordinated Notes issued May 2015 (the “2025 Notes”) and the 6.375% Senior Subordinated Notes issued June 2016 (the “2026 Notes”) (also together with the 2020 Notes, the 2022 Notes, the 2024 Notes, the 2025 Notes, and the 2026 Notes, the “Notes”) are guaranteed by TD Group and all direct and indirect domestic restricted subsidiaries of TransDigm Inc. and since TD Group has no operations or significant assets separate from its investment in TransDigm Inc.
Acquisitions of businesses and product lines completed by TD Group during the last five fiscal years are as follows:

Date	Acquisition
June 5, 2013	Aerosonic Corporation
June 5, 2013	Arkwin Industries, Inc.
June 28, 2013	Whippany Actuation
December 19, 2013	Airborne Global Inc. (“Airborne”)
March 6, 2014	Elektro-Metall Export GmbH (“EME”)
March 26, 2015	Telair Cargo Group (comprised of Telair International GmbH (“Telair Europe”), Telair US LLC and Nordisk Aviation Products)
March 31, 2015	Franke Aquarotter GmbH (“Adams Rite Aerospace GmbH”)
May 14, 2015	Pexco LLC (“Pexco Aerospace”)
August 19, 2015	PneuDraulics, Inc. (“PneuDraulics”)
January 4, 2016	Breeze-Eastern Corporation (“Breeze-Eastern”)
June 23, 2016	Data Device Corporation (“DDC”)
September 23, 2016	Young & Franklin Inc. / Tactair Fluid Controls Inc. (“Y&F/Tactair”)
February 22, 2017	Schroth Safety Products Group (“Schroth”)
May 5, 2017, May 31, 2017 and June 1, 2017	North Hills Signal Processing Corp, Cablecraft Motion Controls LLC and Preece Incorporated (together, the “Third Quarter 2017 Acquisitions”)
All of the acquisitions were accounted for using the acquisition method. The results of operations of the acquired businesses and product lines are included in TD Group’s consolidated financial statements from the effective date of each acquisition. During the fourth quarter of 2017, the Company committed to disposing of Schroth in connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition. Therefore, Schroth was classified as held-for-sale and as discontinued operations as of September 30, 2017.

The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

	Fiscal Years Ended September 30,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts )
Statement of Income Data:
Net sales	$3,504,286	$3,171,411	$2,707,115	$2,372,906	$1,924,400
Gross profit(1)	1,984,627	1,728,063	1,449,845	1,267,874	1,049,562
Selling and administrative expenses	415,575	382,858	321,624	276,446	254,468
Amortization of intangible assets	89,226	77,445	54,219	63,608	45,639
Income from operations(1)	1,479,826	1,267,760	1,074,002	927,820	749,455
Interest expense—net	602,589	483,850	418,785	347,688	270,685
Refinancing costs	39,807	15,794	18,393	131,622	30,281
Income from continuing operations before income taxes	837,430	768,116	636,824	448,510	448,489
Income tax provision	208,889	181,702	189,612	141,600	145,700
Income from continuing operations	628,541	586,414	447,212	306,910	302,789
Loss from discontinued operations, net of tax (5)	(31,654)	—	—	—	—
Net income	$596,887	$586,414	$447,212	$306,910	$302,789
Net income applicable to common stock	$437,630	$583,414	$443,847	$180,284	$131,546
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	52,517	53,326	53,112	52,748	52,258
Vested options deemed participating securities	3,013	2,831	3,494	4,245	2,822
Total shares for basic and diluted earnings per share	55,530	56,157	56,606	56,993	55,080
Net earnings per share:
Net earnings per share from continuing operations—basic and diluted	$8.45	$10.39	$7.84	$3.16	$2.39
Net loss per share from discontinued operations—basic and diluted	(0.57)	—	—	—	—
Net earnings per share(2)	$7.88	$10.39	$7.84	$3.16	$2.39
Cash dividends paid per common share	$46.00	$—	$—	$25.00	$34.85

	As of September 30,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$650,561	$1,586,994	$714,033	$819,548	$564,740
Working capital(3,4)	1,262,558	2,178,094	1,128,993	1,066,735	968,207
Total assets(3,4)	9,975,661	10,726,277	8,303,935	6,626,786	6,046,029
Long-term debt, including current portion(4)	11,762,661	10,195,607	8,349,602	7,380,738	5,658,570
Stockholders’ deficit	(2,951,204)	(651,490)	(1,038,306)	(1,556,099)	(336,381)

(1)
Gross profit and income from operations include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2017, 2016, 2015, 2014 and 2013 of $20,621, $23,449, $11,362, $10,441 and $7,352, respectively.

(2)	Net earnings per share is calculated by dividing net income applicable to common stock by the basic and diluted weighted average common shares outstanding.

(3)
In connection with adopting ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” for reporting periods ended after October 1, 2015, the Company reclassified $45,375, $37,669, and $30,182 from current deferred income tax assets in our consolidated balance sheets as of September 2015, 2014, and 2013, respectively, to non-current deferred income tax liabilities.

(4)
In connection with adopting ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” for reporting periods ended after October 1, 2015, the Company reclassified $77,740, $92,393, and $72,668 from debt issuance costs in our consolidated balance sheets as of September 2015, 2014, and 2013, respectively, to the current portion of long-term and long-term-term debt.

(5)
During the fourth quarter of 2017, the Company committed to disposing of Schroth in connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition. Therefore, Schroth was classified as held-for-sale and as discontinued operations as of September 30, 2017. The Company acquired Schroth in February 2017 (refer to Note 2, “Acquisitions”). The loss from discontinued operations in the consolidated statements of income for the year ended September 30, 2017 includes a $32.0 million impairment charge to write down the assets to fair value. Refer to Note 22, “Discontinued Operations,” for further information.

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

	Fiscal Years Ended September 30,
	2017	2016	2015	2014	2013
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$788,733	$683,298	$520,938	$541,222	$470,205
Investing activities	(287,003)	(1,443,046)	(1,679,149)	(329,638)	(502,442)
Financing activities	(1,443,682)	1,632,467	1,054,947	43,973	156,195
Depreciation and amortization	141,025	121,670	93,663	96,385	73,515
Capital expenditures	71,013	43,982	54,871	34,146	35,535
Ratio of earnings to fixed charges(1)	2.4x	2.6x	2.5x	2.3x	2.6x
Other Data:
EBITDA(2)	$1,581,044	$1,373,636	$1,149,272	$892,583	$792,689
EBITDA As Defined(2)	$1,710,563	$1,495,196	$1,233,654	$1,073,207	$900,278

(1)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, original issue discount and premium and the portion (approximately 33%) of rental expense that management believes is representative of the interest component of rental expense.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2017	2016	2015	2014	2013
	(in thousands)
Net income	$596,887	$586,414	$447,212	$306,910	$302,789
Loss from discontinued operations, net of tax(1)	(31,654)	—	—	—	—
Income from continuing operations	628,541	586,414	447,212	306,910	302,789
Adjustments:
Depreciation and amortization expense	141,025	121,670	93,663	96,385	73,515
Interest expense, net	602,589	483,850	418,785	347,688	270,685
Income tax provision	208,889	181,702	189,612	141,600	145,700
EBITDA	1,581,044	1,373,636	1,149,272	892,583	792,689
Adjustments:
Inventory purchase accounting adjustments(2)	20,621	23,449	11,362	10,441	7,352
Acquisition integration costs(3)	6,341	18,539	12,554	7,239	10,942
Acquisition transaction-related expenses(4)	4,229	15,711	12,289	3,480	8,139
Non-cash stock and deferred compensation expense(5)	45,524	48,306	31,500	26,332	48,884
Refinancing costs(6)	39,807	15,794	18,393	131,622	30,281
Other, net (7)	12,997	(239)	(1,716)	1,510	1,991
EBITDA As Defined	$1,710,563	$1,495,196	$1,233,654	$1,073,207	$900,278

(1)
During the fourth quarter of 2017, the Company committed to disposing of Schroth in connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition. Therefore, Schroth was classified as held-for-sale and as discontinued operations as of September 30, 2017. The Company acquired Schroth in February 2017 (refer to Note 2, “Acquisitions”). The loss from discontinued operations in the consolidated statements of income for the year ended September 30, 2017 includes a $32.0 million impairment charge to write down the assets to fair value. Refer to Note 22, “Discontinued Operations,” for further information.

(2)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(4)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(5)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)
Primarily represents gain or loss on sale of fixed assets, foreign currency transaction gain or loss and employer withholding taxes on dividend equivalent payments. In the periods prior to fiscal 2017, foreign currency transaction gain or loss other than related to intercompany loans is not included in the adjustments to EBITDA, as the foreign currency transaction gain or loss was immaterial during those periods.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2017	2016	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$788,733	$683,298	$520,938	$541,222	$470,205
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	83,753	110,905	24,322	(27,967)	(71,618)
Net gain on sale of real estate	—	—	—	804	—
Interest expense, net(1)	581,483	467,639	402,988	333,753	258,752
Income tax provision—current(2)	215,385	175,894	188,952	151,016	148,314
Non-cash stock and deferred compensation expense(3)	(45,524)	(48,306)	(31,500)	(26,332)	(48,884)
Excess tax benefit from exercise of stock options(2)	—	—	61,965	51,709	66,201
Refinancing costs(4)	(39,807)	(15,794)	(18,393)	(131,622)	(30,281)
EBITDA from discontinued operations(9)	(2,979)	—	—	—	—
EBITDA	1,581,044	1,373,636	1,149,272	892,583	792,689
Adjustments:
Inventory purchase accounting adjustments(5)	20,621	23,449	11,362	10,441	7,352
Acquisition integration costs(6)	6,341	18,539	12,554	7,239	10,942
Acquisition transaction-related expenses(7)	4,229	15,711	12,289	3,480	8,139
Non-cash stock and deferred compensation expense(3)	45,524	48,306	31,500	26,332	48,884
Refinancing costs(4)	39,807	15,794	18,393	131,622	30,281
Other, net(8)	12,997	(239)	(1,716)	1,510	1,991
EBITDA As Defined	$1,710,563	$1,495,196	$1,233,654	$1,073,207	$900,278

(1)	Represents interest expense excluding the amortization of debt issuance costs, original issue discount and premium.

(2)
For the period ended September 30, 2016, the income tax provision and excess tax benefit from exercise of stock options were impacted by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Refer to Note 4, “Recent Accounting Pronouncements,” in the notes to the consolidated financial statements included herein for additional information.

(3)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(4)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(5)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(6)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(7)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(8)
Primarily represents gain or loss on sale of fixed assets, foreign currency transaction gain or loss and employer withholding taxes on dividend equivalent payments. In the periods prior to fiscal 2017, foreign currency transaction gain or loss other than related to intercompany loans is not included in the adjustments to EBITDA, as the foreign currency transaction gain or loss was immaterial during those periods.

(9)
During the fourth quarter of 2017, the Company committed to disposing of Schroth in connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition. Therefore, Schroth was classified as held-for-sale and as discontinued operations as of September 30, 2017. Refer to Note 22, “Discontinued Operations,” for further information.

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
Overview
For fiscal year 2017, we generated net sales of $3,504.3 million, gross profit of $1,984.6 million or 56.6% of sales, and net income of $596.9 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long term.
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
Barriers to Entry. We believe that the niche nature of our markets, the industry’s stringent regulatory and certification requirements, the large number of products that we sell and the investments necessary to develop and certify products create potential disincentives to competition for certain products.
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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired approximately 60 businesses and/or product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume.

Acquisitions during the previous three fiscal years are more fully described in Note 2, “Acquisitions,” in the notes to the consolidated financial statements included herein.
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
Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional accounting policies, see Note 3, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included herein.
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
Allowance for Doubtful Accounts: Management estimates the allowance for doubtful accounts based on the aging of the accounts receivable and customer creditworthiness. The allowance also incorporates a provision for the estimated impact of disputes with customers. Management’s estimate of the allowance amounts that are necessary includes amounts for specifically identified credit losses and estimated credit losses based on historical information. The determination of the amount of the allowance for doubtful accounts is subject to significant levels of judgment and estimation by management. Depending on the resolution of potential credit and other collection issues, or if the financial condition of any of the Company’s customers were to deteriorate and their ability to make required payments were to become impaired, increases in these allowances may be required. Historically, changes in estimates in the allowance for doubtful accounts have not been significant.
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
At the time of goodwill impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit. For the quantitative test, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated estimated fair value is less than the current carrying value, impairment of goodwill of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing. The key assumptions used in the discounted cash flow valuation model for impairment testing includes discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.
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
The Company had 34 reporting units with goodwill as of the first day of the fourth quarter of fiscal 2017, the date of the last annual impairment test. The estimated fair values of each of the reporting units was substantially in excess of their respective carrying values, and therefore, no goodwill impairment was recorded. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, nearly all of the reporting units would continue to have fair values substantially in excess of their respective carrying values.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Fiscal Years Ended September 30,
	2017	2017 % of Sales	2016	2016 % of Sales	2015	2015 % of Sales
Net sales	$3,504,286	100.0%	$3,171,411	100.0%	$2,707,115	100.0%
Cost of sales	1,519,659	43.4	1,443,348	45.5	1,257,270	46.4
Selling and administrative expenses	415,575	11.9	382,858	12.1	321,624	11.9
Amortization of intangible assets	89,226	2.5	77,445	2.4	54,219	2.0
Income from operations	1,479,826	42.2	1,267,760	40.0	1,074,002	39.7
Interest expense, net	602,589	17.2	483,850	15.3	418,785	15.5
Refinancing costs	39,807	1.1	15,794	0.5	18,393	0.7
Income tax provision	208,889	6.0	181,702	5.7	189,612	7.0
Income from continuing operations	628,541	17.9	586,414	18.5	447,212	16.5
Loss from discontinued operations, net of tax	(31,654)	(0.9)	—	—	—	—
Net income	$596,887	17.0%	$586,414	18.5%	$447,212	16.5%
Fiscal year ended September 30, 2017 compared with fiscal year ended September 30, 2016
Total Company
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2017 and 2016 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change Total Sales
	September 30, 2017	September 30, 2016
Organic sales	$3,248.6	$3,171.4	$77.2	2.4%
Acquisition sales	255.7	—	255.7	8.1%
	$3,504.3	$3,171.4	$332.9	10.5%
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition date. The amount of acquisition sales shown in the table above was attributable to the Third Quarter 2017 Acquisitions in fiscal year 2017 and the acquisitions of Y&F/Tactair, DDC and Breeze-Eastern in fiscal year 2016.
The increase in organic sales was primarily driven by commercial aftermarket organic sales increasing by $34.8 million, or 3.0% and defense organic sales increasing by $41.5 million, or 4.4%. Slightly offsetting the increases was commercial OEM organic sales decreasing by $2.8 million, or 0.3%.
Cost of Sales and Gross Profit. Cost of sales increased by $76.4 million, or 5.3%, to $1,519.7 million for the fiscal year ended September 30, 2017 compared to $1,443.3 million for the fiscal year ended September 30, 2016. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2017 and 2016 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2017	September 30, 2016
Cost of sales—excluding costs below	$1,490.5	$1,405.6	$84.9	6.0%
% of total sales	42.5%	44.3%
Inventory purchase accounting adjustments	20.6	23.4	(2.8)	(12.0)%
% of total sales	0.6%	0.7%
Acquisition integration costs	4.0	8.3	(4.3)	(51.8)%
% of total sales	0.1%	0.3%
Stock compensation expense	4.6	6.0	(1.4)	(23.3)%
% of total sales	0.1%	0.2%
Total cost of sales	1,519.7	1,443.3	$76.4	5.3%
% of total sales	43.4%	45.5%
Gross profit	$1,984.6	$1,728.1	$256.5	14.8%
Gross profit percentage	56.6%	54.5%	2.1%

The increase in the dollar amount of cost of sales during the fiscal year ended September 30, 2017 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth.
Gross profit as a percentage of sales increased by 2.1 percentage points to 56.6% for the fiscal year ended September 30, 2017 from 54.5% for the fiscal year ended September 30, 2016. The dollar amount of gross profit increased by $256.5 million, or 14.8%, for the fiscal year ended September 30, 2017 compared to the comparable period last year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $153.6 million for the fiscal year ended September 30, 2017, which represented gross profit of approximately 60% of the acquisition sales. The higher gross profit margin on the acquisition sales increased gross profit as a percentage of consolidated sales by approximately 1 percentage point.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $94.4 million for the fiscal year ended September 30, 2017.

•
Gross profit was also improved by the reduction of the impact of inventory purchase accounting adjustments, acquisition integration costs and stock compensation expense charged to cost of sales of approximately $8.5 million.

Selling and Administrative Expenses. Selling and administrative expenses increased by $32.7 million to $415.6 million, or 11.9% of sales, for the fiscal year ended September 30, 2017 from $382.9 million, or 12.1% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2017 and 2016 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2017	September 30, 2016
Selling and administrative expenses—excluding costs below	$368.1	$314.5	$53.6	17.0%
% of total sales	10.5%	9.9%
Stock compensation expense	41.0	42.4	(1.4)	(3.3)%
% of total sales	1.2%	1.3%
Acquisition-related expenses	6.5	26.0	(19.5)	(75.0)%
% of total sales	0.2%	0.8%
Total selling and administrative expenses	$415.6	$382.9	$32.7	8.5%
% of total sales	11.9%	12.1%
The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2017 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $47.7 million, which was approximately 19% of acquisition sales. The increase is partially offset by lower acquisition-related and stock compensation expenses of $19.5 million and $1.4 million, respectively.
Amortization of Intangible Assets. Amortization of intangible assets increased to $89.2 million for the fiscal year ended September 30, 2017 from $77.4 million for the comparable period last year. The net increase of $11.8 million was primarily due to the Third Quarter 2017 Acquisitions and full year amortization recorded from the fiscal 2016 acquisitions of Breeze-Eastern, DDC and Y&F/Tactair.
Refinancing Costs. Refinancing costs of $39.8 million were recorded during the year ended September 30, 2017 representing debt issuance costs expensed in connection with the debt financing activity as disclosed in Note 11, "Debt," to the consolidated financial statements. Included within the $39.8 million was approximately $31.9 million in debt issuance costs and premium related to the repurchase of the 2021 Notes. Refinancing costs of $15.8 million were recorded during the fiscal year ended September 30, 2016 representing debt issuance costs expensed in connection with the debt financing activity in June 2016.
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, and revolving credit facility fees offset by interest income. Interest expense-net increased $118.7 million, or 24.5%, to $602.6 million for the fiscal year ended September 30, 2017 from $483.9 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $10,993 million for the fiscal year ended September 30, 2017 and approximately $8,834 million for the fiscal year ended September 30, 2016. The weighted average cash interest rate was consistent at 5.3% during the fiscal years ended September 30, 2017 and 2016. The increase in weighted average level of borrowings was due to the issuance of the 2026 Notes for $950 million in June 2016, the incremental term loans of $950 million in June 2016, the additional net debt financing of $641 million in the first fiscal quarter of 2017, the additional 2025 Notes offering of $300 million in the second fiscal quarter of 2017, the additional $100 million drawn on the trade receivable securitization facility in the fourth quarter of fiscal 2017 and the additional net debt financing of $575 million in the fourth quarter of fiscal 2017. The weighted average interest rate for cash interest payments on total borrowings outstanding at September 30, 2017 was 5.2%.
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 24.9% for the fiscal year ended September 30, 2017 compared to 23.7% for the fiscal year ended September 30, 2016. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to excess tax benefits on equity compensation, foreign earnings taxed at rates lower than the U.S. statutory rates, and the domestic manufacturing deduction. The increase in the effective tax rate for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016 was primarily due to foreign earnings taxed at higher rates versus the prior year foreign earnings.
Loss from Discontinued Operations. Loss from discontinued operations is comprised of the operating loss from the Schroth operations that were classified as held-for-sale as of September 30, 2017. The loss includes a $32 million impairment charge to write-down Schroth’s assets to fair value. More detailed information can be found in Note 22, “Discontinued Operations.”
Net Income. Net income increased $10.5 million, or 1.8%, to $596.9 million for the fiscal year ended September 30, 2017 compared to net income of $586.4 million for the year ended September 30, 2016, primarily as a result of the factors referred to above.
Earnings per Share. The basic and diluted earnings per share were $7.88 for the fiscal year ended September 30, 2017 and $10.39 per share for the fiscal year ended September 30, 2016. For the fiscal year ended September 30, 2017, basic and diluted earnings per share from continuing operations were $8.45 and basic and diluted loss per share from discontinued operations were $(0.57). Net income for the fiscal year ended September 30, 2017 of $596.9 million was decreased by dividend equivalent payments of $159.3 million resulting in net income available to common shareholders of $437.6 million. Net income for the fiscal year ended September 30, 2016 of $586.4 million was decreased by dividend equivalent payments of $3.0 million resulting in net income available to common shareholders of $583.4 million. The decrease in earnings per share of $2.51 per share to $7.88 per share is a result of the factors referred to above.
Business Segments
Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2017 and 2016 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2017	% of Sales	2016	% of Sales
Power & Control	$1,948.2	55.6%	$1,621.7	51.1%	$326.5	20.1%
Airframe	1,442.1	41.2%	1,447.9	45.7%	(5.8)	(0.4)%
Non-aviation	114.0	3.2%	101.8	3.2%	12.2	12.0%
	$3,504.3	100.0%	$3,171.4	100.0%	$332.9	10.5%
Organic sales for the Power & Control segment increased $70.8 million, or an increase of 4.3%, when compared to the fiscal year ended September 30, 2016. The organic sales increase resulted from increases in commercial aftermarket sales ($40.9 million, an increase of 7.5%), defense sales ($28.2 million, an increase of 4.4%), and commercial OEM sales ($1.0 million, an increase of 0.3%). Acquisition sales for the Power & Control segment totaled $255.7 million, or an increase of 15.8%, resulting from the Third Quarter 2017 Acquisitions and the acquisitions of Y&F/Tactair, DDC and Breeze-Eastern in fiscal year 2016.
Organic sales for the Airframe segment decreased $5.8 million, or a decrease of 0.4%, when compared to the fiscal year ended September 30, 2016. The organic sales decrease primarily resulted from decreases in commercial aftermarket sales ($6.1 million, a decrease of 1.0%), commercial OEM sales ($5.3 million, a decrease of 1.1%) and non-aerospace sales ($6.9 million, a decrease of 39.4%) offset by an increase in defense sales ($12.5 million, an increase of 4.2%). There was no impact from acquisitions in the results of the Airframe segment.
Organic sales for the Non-aviation segment increased $12.2 million, or an increase of 12.0%, when compared to the fiscal year ended September 30, 2016. The sales increase was primarily due to an increase in non-aerospace sales of $9.9 million, an increase of 11.5%. There was no impact from acquisitions in the results of the Non-aviation segment.

EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2017 and 2016 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2017	% of Segment Sales	2016	% of Segment Sales
Power & Control	$981.0	50.4%	$787.4	48.6%	$193.6	24.6%
Airframe	726.6	50.4%	709.9	49.0%	16.7	2.4%
Non-aviation	41.5	36.4%	28.2	27.7%	13.3	47.2%
	$1,749.1	49.9%	$1,525.5	48.1%	$223.6	14.7%
Organic EBITDA As Defined for the Power & Control segment increased approximately $82.7 million for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016. EBITDA As Defined from the Third Quarter 2017 Acquisitions and the acquisitions of Y&F/Tactair, DDC and Breeze-Eastern in fiscal year 2016 was approximately $110.9 million for the fiscal year ended September 30, 2017.
Organic EBITDA As Defined for the Airframe segment increased approximately $16.7 million for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016. There was no impact from acquisitions in the results of the Airframe segment.
Organic EBITDA As Defined for the Non-aviation segment increased approximately $13.3 million for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016. There was no impact from acquisitions in the results of the Non-aviation segment.
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
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition date. The amount of acquisition sales shown in the table above was attributable to the acquisitions of Breeze-Eastern and DDC in fiscal year 2016 and and the acquisitions of PneuDraulics, Pexco Aerospace, Adams Rite Aerospace Gmbh and Telair Cargo Group in fiscal year 2015.
Commercial aftermarket organic sales increased $61.3 million, or 6.1%, commercial OEM organic sales decreased by $8.8 million, or an increase of 1.1%, and defense organic sales were flat when comparing the fiscal year ended September 30, 2016 compared to fiscal year ended September 30, 2015.

Cost of Sales and Gross Profit. Cost of sales increased by $186.0 million, or 14.8%, to $1,443.3 million for the fiscal year ended September 30, 2016 compared to $1,257.3 million for the fiscal year ended September 30, 2015. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2016 and 2015 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2016	September 30, 2015
Cost of sales—excluding acquisition-related costs below	$1,405.6	$1,235.1	$170.5	13.8%
% of total sales	44.3%	45.6%
Inventory purchase accounting adjustments	23.4	11.4	12.0	105.3%
% of total sales	0.7%	0.4%
Acquisition integration costs	8.3	6.1	2.2	36.1%
% of total sales	0.3%	0.2%
Stock compensation expense	6.0	4.7	1.3	27.7%
% of total sales	0.2%	0.2%
Total cost of sales	$1,443.3	$1,257.3	$186.0	14.8%
% of total sales	45.5%	46.4%
Gross profit	$1,728.1	$1,449.8	$278.3	19.2%
Gross profit percentage	54.5%	53.6%	0.9%
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

•
Slightly offsetting the increases in gross profit was the impact of higher inventory purchase accounting adjustments acquisition integration costs and stock compensation expense charged to cost of sales of approximately $15.5 million.

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
Amortization of Intangible Assets. Amortization of intangible assets decreased to $77.4 million for the fiscal year ended September 30, 2016 from $54.2 million for the comparable period last year. The net increase of $23.2 million was primarily due to the acquisitions of Breeze-Eastern and DDC in fiscal 2016 and full year amortization recorded on the acquisitions made in 2015.
Refinancing Costs. Refinancing costs of $15.8 million were recorded during the fiscal year ended September 30, 2016 representing debt issuance costs expensed in connection with the debt financing activity in June 2016. Included within the $15.8 million was approximately $1.4 million of unamortized debt issuance costs written off. Refinancing costs of $18.4 million were recorded during the fiscal year ended September 30, 2015 representing debt issuance costs expensed in conjunction with the debt financing activity in May 2015. Included within the $18.4 million was approximately $10.2 million of unamortized debt issuance costs written off.
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and revolving credit facility fees offset by interest income. Interest expense-net increased $65.1 million, or 15.5%, to $483.9 million for the fiscal year ended September 30, 2016 from $418.8 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $8,834 million for the fiscal year ended September 30, 2016 and approximately $7,827 million for the fiscal year ended September 30, 2015 in addition to a slight increase in the weighted average cash interest rate during the fiscal year ended September 30, 2016 of 5.3% compared to the weighted average cash interest rate during the comparable prior period of 5.2%. The increase in weighted average level of borrowings was primarily due to the issuance of the 2026 Notes for $950.0 million in June 2016, the additional incremental term loans of $950 million in June 2016, the issuance of the 2025 Notes for $450 million in May 2015, and the additional incremental term loan of $1.0 billion in May 2015. The weighted average interest rate for cash interest payments on total borrowings outstanding at September 30, 2016 was 5.2%.
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 24.9% for the fiscal year ended September 30, 2017 compared to 23.7% for the fiscal year ended September 30, 2016. The Company’s effective tax rate for these periods was less than the Federal statutory tax rate due primarily to excess tax benefits on equity compensation, foreign earning taxed at rates lower than the U.S. statutory rates, and the domestic manufacturing deduction. The decrease in the effective tax rate for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016 was primarily due to excess tax benefits on equity compensation and foreign earning taxed at rates lower than the U.S. statutory rates.
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
Organic sales for the Power & Control segment decreased approximately $21.2 million, or a decrease of 1.6%, when compared to the fiscal year ended September 30, 2015. The organic sales decrease resulted primarily from decrease in commercial OEM sales ($31.4 million, a decrease of 9.3%) and in defense sales ($20.6 million, a decrease of 4.0%) partially offset by an increase in commercial aftermarket sales ($32.1 million, an increase of 7.1%). Acquisition sales for the Power & Control segment totaled

$312.8 million, or an increase of 23.5%, resulting from the acquisitions of Breeze-Eastern and DDC in fiscal year 2016 and the acquisitions of PneuDraulics, Telair Europe, Telair US in fiscal year 2015.
Organic sales for the Airframe segment, increased approximately $70.7 million, or an increase of 5.5% when compared to the fiscal year ended September 30, 2015. The organic sales increase primarily resulted from increases in commercial aftermarket ($23.9 million, an increase of 5.3%), commercial OEM sale ($19.6 million, an increase of 4.5%) and defense sales ($21.6 million, an increase of 77%). Acquisition sales for the Airframe segment totaled $96.5 million, or an increase of 7.5%, resulting from the acquisitions of Pexco Aerospace, Adams Rite Aerospace GmbH and Nordisk Aviation Products in fiscal year 2015.
Sales for the Non-aviation segment increased $5.5 million when compared to the fiscal year ended September 30, 2015. The sales increase was primarily due to an increase in commercial OEM sales of approximately $3.0 million. There was no impact from acquisitions in the results of the Non-aviation segment.
EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2016 and 2015 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2016	% of Segment Sales	2015	% of Segment Sales
Power & Control	$787.4	48.6%	$653.1	49.1%	$134.3	20.6%
Airframe	709.9	49.0%	585.5	45.7%	124.4	21.2%
Non-aviation	28.2	27.7%	22.4	23.3%	5.8	25.9%
	$1,525.5	48.1%	$1,261.0	46.6%	$264.5	21.0%
Organic EBITDA As Defined for the Power & Control segment increased approximately $22.9 million for the fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015. EBITDA As Defined from the acquisitions of Breeze-Eastern and DDC in fiscal year 2016 and the acquisitions of PneuDraulics, Telair Europe and Telair US in fiscal year 2015 was approximately $111.5 for th year ended September 30, 2016.
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
Foreign Operations
Our direct sales to foreign customers were approximately $1,318.9 million, $1,169.5 million, and $881.1 million for fiscal years 2017, 2016 and 2015, respectively. Sales to foreign customers are subject to numerous additional risks, including foreign currency fluctuations, the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Inflation
Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. The effects of inflation on the Company’s businesses during the fiscal years 2017, 2016 and 2015 were immaterial.

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
We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 7.2. Our debt leverage ratio at September 30, 2017 was approximately 6.9.
If the Company has excess cash, it generally prioritizes allocating the excess cash in the following manner: (1) capital spending at existing businesses, (2) acquisitions of businesses, (3) payment of a special dividend and/or repurchases of our common stock and (4) prepayment of indebtedness or repurchase of debt. Whether the Company undertakes additional common stock repurchases or other aforementioned activities will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.
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
As a result of the additional debt financing during the fiscal year ended September 30, 2017, interest payments will increase going forward in accordance with the terms of the related debt agreements. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide more than sufficient cash from operating activities to meet our interest obligations and liquidity needs.  We believe our cash from operations and available borrowing capacity will enable us to make opportunistic investments in our own stock, make strategic business combinations and/or pay dividends to our shareholders.
In the future, the Company may increase its borrowings in connection with acquisitions, if cash flow from operating activities becomes insufficient to fund current operations or for other short-term cash needs or for stock repurchases or dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.
Operating Activities. The Company generated $788.7 million of net cash from operating activities during fiscal 2017 compared to $683.3 million during fiscal 2016, a net increase of $105.4 million. The net increase is primarily attributable to an increase in income from continuing operations and items adjusting net income for non-cash expenses and income of $38.8 million, and favorable changes in trade accounts receivable, inventories, and accounts payable of $28.9 million, net.
The change in trade accounts receivable during fiscal 2017 was a use of $54.7 million in cash compared to a use of cash of $80.1 million in fiscal 2016, which is a reduction to the use of cash of $25.4 million year over year. The lower use of cash in fiscal 2017 compared to fiscal 2016 is attributable to the timing of sales and collections on trade accounts receivable.
The change in inventories was a source of cash of $5.1 million in fiscal 2017 compared to a use of cash of $2.1 million in fiscal 2016, which is attributable to increased monitoring of inventory management.
The change in accounts payable during fiscal 2017 was a use of cash of $10.4 million compared to a use of cash of $6.7 million in fiscal 2016. The increase in the use of cash was primarily attributable the timing of payments to vendors.
The Company generated $683.3 million of net cash from operating activities during fiscal 2016 compared to $520.9 million during fiscal 2015. The net increase of $162.4 million was due primarily to an increase in income from continuing operations.
Investing Activities. Net cash used in investing activities was $287.0 million during fiscal 2017 primarily consisting of capital expenditures of $71.0 million, cash paid in connection with the Third Quarter 2017 Acquisitions of $106.3 million, the Schroth acquisition of $79.7 million and the cash settlement of the Breeze-Eastern dissenting shares litigation of $28.7 million. The Company expects its capital expenditures in fiscal year 2018 to be between $85 million and $95 million. The Company’s capital expenditures incurred from year to year are primarily for projects that are consistent with our three core value-driven operating strategies (obtaining profitable new business, continually improve our cost structure and providing highly engineered value-added products to customers).

Net cash used in investing activities was $1,443.0 million during fiscal 2016 consisting primarily of the acquisitions of Breeze-Eastern, DDC and Y&F/Tactair for a total of $1,399.1 million and capital expenditures of $44.0 million.
Net cash used in investing activities was $1,679.1 million during fiscal 2015 consisting primarily of the acquisitions of Telair Cargo Group, Adams Rite Aerospace GmbH, Pexco Aerospace and PneuDraulics for a total of $1,624.3 million and capital expenditures of $54.9 million.
Financing Activities. Net cash used in financing activities during the fiscal year ended September 30, 2017 was $1,443.7 million. The use of cash was primarily related to the aggregate payment of $2,581.6 million for a $24.00 per share special dividend declared and paid during the first quarter of fiscal 2017 and a $22.00 per share special dividend declared and paid in the fourth quarter of fiscal 2017 and dividend equivalent payments. Also contributing to the use of cash was $1,284.7 million in debt service payments on the existing term loans and the remaining principal on the Tranche C Term Loans, redemption and related premium paid on the 2021 Notes aggregating to $528.8 million and $389.8 million related to treasury stock purchases under the Company's share repurchase program. Slightly offsetting the uses of cash were net proceeds from the 2017 term loans (Tranche F and Tranche G Term Loans) of $2,937.7 million and the additional 2025 Notes offering of $300.4 million, $99.5 million in net proceeds from an additional A/R Securitization draw in the fourth quarter of fiscal 2017 and $21.2 million in proceeds from stock option exercises.
Net cash provided by financing activities during the fiscal year ended September 30, 2016 was $1,632.5 million, which primarily comprised of net proceeds from the 2016 term loans of $1,711.5 million, net proceeds from our 2026 Notes of $939.6 million, and $30.1 million of cash proceeds from the exercise of stock options. These increases were partially offset by $834.4 million of repayments on our existing term loans, $207.8 million in treasury stock purchases under the Company’s share repurchase programs, $3.0 million in dividend equivalent payments and the impact from the adoption of ASU 2016-09 which resulted in the excess tax benefits related to share-based payment arrangements being classified within operating activities beginning in fiscal 2016.
Net cash provided by financing activities during the fiscal year ended September 30, 2015 was $1,054.9 million, which was comprised of $1,516.0 million in net proceeds under our Tranche E Term Loans, $445.3 million of net proceeds from our 2025 Notes, and $123.6 million of cash for tax benefits related to share-based payment arrangements and from the exercise of stock options slightly offset by $1,025.3 million of repayments on our term loans and $3.4 million in dividend equivalent payments.
Description of Senior Secured Term Loans and Indentures
Senior Secured Credit Facilities
On October 14, 2016, the Company entered into the Assumption Agreement with Credit Suisse AG, as administrative agent and collateral agent, and as a lender, in connection with the 2016 term loans. The Assumption Agreement, among other things, provided for (i) additional tranche F term loans in an aggregate principal amount equal to $650 million, which were fully drawn on October 14, 2016, and (ii) additional delayed draw tranche F term loans in an aggregate principal amount not to exceed $500 million, which were fully drawn on October 27, 2016. The terms and conditions that apply to the additional tranche F term loans and the additional delayed draw tranche F term loans are substantially the same as the terms and conditions that apply to the tranche F term loans under the 2016 term loans immediately prior to the Assumption Agreement.
On March 6, 2017, TD Group and certain subsidiaries of TransDigm entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (“Amendment No. 2”. Refer to Note 11, “Debt,” in the consolidated financial statements included within this Form 10-K for further information regarding the authorized dividends and share repurchases and the increase to the general investment basket established by Amendment No. 2.
On August 22, 2017, the Company entered into Amendment No. 3 and Incremental Term Loan Assumption Agreement to the Second Amended and Restated Credit Agreement (“Amendment No. 3”). Pursuant to Amendment No. 3, TransDigm, among other things, incurred the new tranche G term loans (the “Tranche G Term Loans”) in an aggregate principal amount equal to approximately $1.8 billion and repaid in full all of the Tranche C term loans outstanding under the Restated Credit Agreement. The Tranche G Term Loans were fully drawn on August 22, 2017. The Tranche G Term Loans mature on August 22, 2024. The terms and conditions (other than maturity date) that apply to the Tranche G Term Loans, including pricing, are substantially the same as the terms and conditions that applied to the Tranche C term loans immediately prior to Amendment No. 3. Amendment No. 3 also permitted (a) payment of a special dividend, share repurchase, or combination thereof, in an aggregate amount up to approximately $1.3 billion within 60 days of the effective date of Amendment No. 3, and (b) certain additional restricted payments, including the ability of the Company to declare or pay dividends or repurchase stock, in an aggregate amount not to exceed $1.5 billion within twelve months of the effective date of Amendment No. 3 provided that, among other conditions, if such additional loans are to be used by the Company to repurchase shares of its capital stock, the consolidated secured net debt ratio would be no greater than 4.00 to 1.00 and if such additional terms loans are to be used by TD Group to pay dividends or other distributions on or in respect of its capital stock, the consolidated net leverage ratio would be no greater than 6.00 to 1.00, in each case, after giving effect to such incremental term loans. If any portion of the $1.5 billion is not used for dividends or share repurchases over such twelve month period, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter.

TransDigm has $6,973.0 million in fully drawn term loans (the “Term Loans Facility”) and a $600 million revolving credit facility. The Term Loans Facility consists of four tranches of term loans as follows (aggregate principal amount disclosed is as of September 30, 2017):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche D	$798 million	June 4, 2021	LIBO rate (1) + 3.00%
Tranche E	$1,503 million	May 14, 2022	LIBO rate (1) + 3.00%
Tranche F	$2,857 million	June 9, 2023	LIBO rate (1) + 3.00%
Tranche G	$1,815 million	August 22, 2024	LIBO rate (1) + 3.00%

(1)	LIBO rate is subject to a floor of 0.75%.
The Term Loans Facility requires quarterly aggregate principal payments of $17.5 million. The revolving commitments consist of two tranches which include up to $100 million of multicurrency revolving commitments. At September 30, 2017, the Company had $15.7 million in letters of credit outstanding and $584.3 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. For the fiscal year 2017, the applicable interest rates ranged from approximately 3.75% to 4.26% on the existing term loans.
Under the terms of the Credit Agreement, TransDigm is entitled, on one or more occasions, to request additional term loans or additional revolving commitments to the extent that the existing or new lenders agree to provide such incremental term loans or additional revolving commitments provided that, among other conditions, our consolidated net leverage ratio would be no greater than 7.25 to 1.00 and the consolidated secured net debt ratio would be no greater than 4.25 to 1.00, in each case, after giving effect to such incremental term loans or additional revolving commitments
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the year ended September 30, 2017.
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
The 2020 Notes, the 2022 Notes, the 2024 Notes, and the 2026 Notes (the “Notes”) were issued at an issue price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “Notes”) were issued at an issue price of 100% of the principal amount and the subsequent $300 million offering in the quarter ended April 1, 2017 of 2025 Notes (further described below) were issued at an issue price of 101.5% of the principal amount.
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
During the first quarter of fiscal 2017, the Company offered to purchase in a cash tender offer all of its previously outstanding 2021 Notes with a portion of the proceeds received from the Incremental Term Loan Assumption Agreement.
During the second quarter of fiscal 2017, the Company issued $300 million in aggregate principal of its 2025 Notes at a premium of 1.5%, resulting in gross proceeds of $304.5 million. The new notes offered were an additional issuance of our existing 2025 Notes and were issued under the same indenture as the original issuance of the $450 million of 2025 Notes. With these additional Notes, there is a total of $750 million in aggregate principal amount of 2025 Notes.
Certain Restrictive Covenants in Our Debt Documents
The Credit Agreement and the Indentures governing the Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of certain other indebtedness.
Pursuant to the Credit Agreement, prior to Amendment No. 2 and Amendment No. 3 as described below, and subject to certain conditions, TransDigm was permitted to make certain additional restricted payments, including to declare or pay dividends or repurchase stock, in an aggregate amount not to exceed $1,500 million on or prior to December 31, 2016. Subsequent to December 31, 2016, the aggregate amount of restricted payments remaining, not to exceed $500 million, were permissible solely to the extent that the proceeds were used to repurchase stock. The total restricted payments, as described above, made prior to December 31, 2016 totaled $1,326 million (all related to the special dividend payment and dividend equivalent payments). The remaining $50 million in dividend equivalent payments made in the quarter ended December 31, 2016 were applied against allowable restricted payments that carried over from previous years under our Credit Agreement. During January 2017, $150 million in stock repurchases were made (up to $174 million in stock repurchases were allowable) under this agreement.
On March 6, 2017, TD Group and certain subsidiaries of TransDigm entered into Amendment No. 2. Amendment No. 2 permitted, among other things, up to $1.5 billion of dividends and share repurchases on or prior to March 6, 2018. If any portion of the $1.5 billion was not used for dividends or share repurchases by March 6, 2018, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter.
On August 22, 2017, the Company entered into Amendment No. 3. Pursuant to Amendment No. 3, TransDigm, among other things, incurred the Tranche G Term Loans in an aggregate principal amount equal to approximately $1.8 billion and repaid in full all of the Tranche C term loans outstanding under the Credit Agreement. The Tranche G Term Loans were fully drawn on August 22, 2017. The Tranche G Term Loans mature on August 22, 2024. The terms and conditions (other than maturity date) that applied to the Tranche G Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the Tranche C term loans immediately prior to Amendment No. 3. Amendment No. 3 also permitted (a) payment of a special dividend, share repurchase, or combination thereof, in an aggregate amount up to approximately $1.3 billion within 60 days of the effective date of Amendment No. 3, and (b) certain additional restricted payments, including the ability of the Company to declare or pay dividends or repurchase stock, in an aggregate amount not to exceed $1.5 billion within twelve months of the effective date of Amendment No. 3. If any portion of such $1.5 billion is not used for dividends or share repurchases over such twelve month period, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter.
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
As of September 30, 2017, the Company was in compliance with all of its debt covenants.
Trade Receivables Securitization
For information about our trade receivables securitization, see Note 11, “Debt,” to our consolidated financial statements included herein.

Stock Repurchase Program
For information about our stock repurchase programs, see Note 15, “Capital Stock,” to our consolidated financial statements included herein.
Contractual Obligations
The following is a summary of contractual cash obligations as of September 30, 2017 (in millions):

	2018	2019	2020	2021	2022	2023 and thereafter	Total
Senior Secured Term Loans(1)	$70.0	$70.0	$70.0	$835.2	$1,491.8	$4,435.9	$6,973.0
2020 Notes	—	—	—	550.0	—	—	550.0
2022 Notes	—	—	—	—	1,150.0	—	1,150.0
2024 Notes	—	—	—	—	—	1,200.0	1,200.0
2025 Notes	—	—	—	—	—	750.0	750.0
2026 Notes	—	—	—	—	—	950.0	950.0
Securitization Facility	300.0	—	—	—	—	—	300.0
Scheduled Interest Payments(2)	628.1	631.4	632.7	594.0	519.9	762.7	3,768.8
Operating Leases	18.0	17.5	14.6	12.6	11.5	33.6	107.8
Purchase Obligations	249.0	41.6	26.2	33.6	17.1	—	367.5
Total Contractual Cash Obligations	$1,265.1	$760.5	$743.5	$2,025.4	$3,190.3	$8,132.2	$16,117.1

(1)
The Tranche D Term Loans mature in June 2021, the Tranche E Term Loans mature in May 2022, the Tranche F Term Loans mature in June 2023, and the Tranche G Term Loans mature in August 2024. The term loans require quarterly principal payments totaling $17.5 million.

(2)
Assumes that the variable interest rate on our Tranche D, Tranche E, Tranche F and Tranche G borrowings under our Senior Secured Term Loans range from approximately 4.37% to 4.92% based on anticipated movements in the LIBO rate. In addition, interest payments include the impact of the existing interest rate swap and cap agreements described in Note 20, “Derivatives and Hedging Activities” to the consolidated financial statements herein.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $71.0 million, $44.0 million, and $54.9 million during fiscal years 2017, 2016, and fiscal 2015, respectively. The Company expects its capital expenditures in fiscal year 2018 to be between $85 million and $95 million.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility.
New Accounting Standards
For information about new accounting standards, see Note 4, “Recent Accounting Pronouncements,” to our consolidated financial statements included herein.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2017, we had borrowings under our term loans of approximately $6,973 million that were subject to interest rate risk. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our term loans by approximately $67 million based on the amount of outstanding borrowings at September 30, 2017. The weighted average interest rate on the $6,973 million of borrowings under our term loans on September 30, 2017 was 4.5%.
Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 20, “Derivatives and Hedging Activities,” to our consolidated financial statements included herein. We do not hold or issue derivative instruments for speculative purposes.
For information about the fair value of the aggregate principal amount of borrowings under our term loans and the fair value of the Notes, see Note 19, “Fair Value Measurements,” to our consolidated financial statements included herein.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained on pages F-1 through F-42 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2017.
During fiscal 2017, we completed the acquisitions of Schroth and the Third Quarter 2017 Acquisitions. The results of operations are included in our consolidated financial statements from the date of acquisition. As permitted by the Securities and Exchange Commission, we have elected to exclude Schroth and the Third Quarter 2017 Acquisitions from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2017. Total assets as of September 30, 2017 and revenues for the fiscal year ended September 30, 2017 for these fiscal 2017 acquisitions constituted 2% and 1%, respectively, of each of these key measures as reported in our consolidated financial statements.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
TransDigm Group Incorporated
We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TransDigm Group Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Schroth and the Third Quarter 2017 Acquisitions, which are included in the 2017 consolidated financial statements of TransDigm Group Incorporated and constituted 2% of total assets as of September 30, 2017 and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of TransDigm Group Incorporated also did not include an evaluation of the internal control over financial reporting of Schroth or the Third Quarter 2017 Acquisitions.
In our opinion, TransDigm Group Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three years in the period ended September 30, 2017 of TransDigm Group Incorporated and our report dated November 13, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
November 13, 2017

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	65	Chief Executive Officer and Chairman of the Board of Directors
Robert S. Henderson	61	Vice Chairman
Kevin Stein	51	President and Chief Operating Officer
Terrance M. Paradie	49	Executive Vice President and Chief Financial Officer
Bernt G. Iversen II	60	Executive Vice President—Mergers & Acquisitions and Business Development
James Skulina	58	Executive Vice President
Peter Palmer	53	Executive Vice President
Jorge Valladares III	43	Executive Vice President
Roger V. Jones	57	Executive Vice President
Joel Reiss	47	Executive Vice President
Mr. Howley was named Chairman of the Board of Directors of TD Group in July 2003. He has served as Chief Executive Officer of TD Group since December 2005 and of TransDigm Inc. since December 2001. Mr. Howley served as President of TD Group from July 2003 through December 2015, as Chief Operating Officer of TransDigm Inc. from December 1998 through December 2001 and as President of TransDigm Inc. from December 1998 through September 2005. Mr. Howley was a director of Polypore International Inc., a NYSE-listed manufacturer of polymer-based membranes used in separation and filtration processes through October 2012. Mr. Howley was a director of Satair A/S, a Danish public company that is an aerospace distributor, including a distributor of the Company’s products through October 2011.
Mr. Henderson was appointed Vice Chairman in January 2017. Prior to that, Mr. Henderson served as Chief Operating Officer—Airframe from October 2014 to December 2016. Mr. Henderson also previously served as Executive Vice President from December 2005 to October 2014, and as President of the AdelWiggins Group, a division of TransDigm Inc., from August 1999 to April 2008.
Mr. Stein was appointed President and Chief Operating Officer in January 2017. Prior to that, Mr. Stein served as Chief Operating Officer—Power from October 2014 to December 2016. Prior to joining TransDigm, Mr. Stein served as Executive Vice President and President of the Structurals division of Precision Castparts Corp. from November 2011 to October 2014 and Executive Vice President and President of the Fasteners division of Precision Castparts Corp. from January 2009 through November 2011.
Mr. Paradie was appointed Executive Vice President and Chief Financial Officer in April 2015. Prior to joining TransDigm, Mr. Paradie held various titles at Cliffs Natural Resources Inc., a NYSE-listed international mining company, including Chief Financial Officer (from October 2012 to April 2015) and Executive Vice President (from March 2013 to April 2015).
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
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our chief executive officer, president, chief financial officer, division presidents, controllers, treasurer, and chief internal auditor). Please refer to the information set forth under the caption “Corporate Governance—Codes of Ethics & Whistleblower Policy” in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1301 East 9th Street, Suite 3000, Cleveland, Ohio 44114. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.
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
Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,726,002	(2)	$154.58	4,137,011	(3)

(1)	Includes information related to the 2003 stock option plan, the 2006 stock incentive plan and the 2014 stock option plan.

(2)
This amount represents 77,829, 4,786,114 and 862,059 shares subject to outstanding stock options under our 2003 stock option plan, 2006 stock incentive plan and 2014 stock option plan, respectively. No further grants may be made under our 2003 stock option plan and 2006 stock incentive plan, although outstanding stock options continue in force in accordance with their terms.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.1	Purchase Agreement, dated February 20, 2015, among AAR International, Inc., AAR Manufacturing, Inc., TransDigm Inc. and TransDigm Germany GmbH	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 24, 2015 (File No. 001-32833)
2.2	Agreement and Plan of Merger dated as of May 23, 2016 among TransDigm Inc., Thunder Merger Sub Inc., ILC Holdings, Inc. and Behrman Capital PEP L.P.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 26, 2016 (File No. 001-32833)
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2014 (File No. 001-32833)
3.2	Second Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2014 (File No. 001-32833)
3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.6	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2009 (File No. 001-32833)
3.7	Bylaws of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2009 (File No. 001-32833)
3.8	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.9	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.10	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.11	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.12	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.13	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.14	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.15	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.16	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.17	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.18	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.19	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.20	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.21	Certificate of Amendment to Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.22	Certificate of Amendment to Certificate of Incorporation, filed December 10, 2013, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.23	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.24	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.25	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.26	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.27	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.28	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.29	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.30	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.31	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.32	Certificate of Amendment to Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.33	Certificate of Amendment to Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.34	Certificate of Amendment to Certificate of Incorporation, filed April 23, 1997, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.35	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.36	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.37	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.38	Certificate of Amendment to Certificate of Incorporation, filed April 23, 1997, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.39	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.40	Bylaws of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.41	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q filed May 9, 2012 (File No. 001-32833)
3.42	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.43	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.44	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.45	Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.46	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.47	Certificate of Amendment, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.48	Certificate of Amendment, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.49	Bylaws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.50	Certificate of Incorporation, filed March 7, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.51	Certificate of Amendment of Certificate of Incorporation, filed May 12, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.52	Certificate of Amendment of Certificate of Incorporation, filed July 17, 2003, of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.53	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.54	Certificate of Formation, filed June 28, 2007, of Avionic Instruments LLC	Filed Herewith
3.55	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)
3.56	Certificate of Incorporation, filed December 29, 1992, of Avionic Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.57	Bylaws of Avionic Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.58	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.59	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.60	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.61	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.62	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as Avtech Tyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.63	Articles of Amendment of Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
3.64	Bylaws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.65	Certificate of Incorporation, filed October 24, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.66	Certificate of Amendment of Certificate of Incorporation, filed December 1, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.67	Bylaws of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.68	Certificate of Formation, filed May 30, 2013, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.69	Amended and Restated Limited Liability Company Agreement, filed July 7, 2016, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.70	Certificate of Formation of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 11, 2016 (File No. 001-32833)
3.71	Limited Liability Company Agreement of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 11, 2016 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.72	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.73	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.74	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.75	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.76	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.77	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.78	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.79	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.80	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.81	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.82	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
3.83	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
3.84	Certificate of Conversion, effective June 30, 2007, converting CDA InterCorp into CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.85	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.86	Certificate of Formation, filed September 30, 2010, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 24, 2009 (File No. 001-32833)
3.87	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 24, 2009 (File No. 001-32833)
3.88	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.89	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.90	Certificate of Incorporation, filed October 23, 1970, of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.91	Certificate of Amendment of Certificate of Incorporation, filed April 23, 1999, of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.92	Certificate of Amendment of Certificate of Incorporation, filed July 14, 2014, of Data Device Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.93	Bylaws of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.94	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 4, 2009 (File No. 001-32833)
3.95	Bylaws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 4, 2009 (File No. 001-32833)
3.96	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.97	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014
3.98	Second Amended and Restated Limited Liability Agreement of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.99	Certificate of Conversion, effective March 31, 2014, of Harco LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed August 7, 2014 (File No. 333-197935)
3.100	Limited Liability Company Agreement of Harco LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed August 7, 2014 (File No. 333-197935)
3.101	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.102	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.103	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.104	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.105	Bylaws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.106	Amended and Restated Certificate of Incorporation, filed June 23, 2016, of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.107	Bylaws of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.108	Certificate of Formation, filed August 12, 2008, of New ILC Mergeco, LLC (now known as ILC Industries, LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.109	Certificate of Amendment to Certificate of Formation, filed December 3, 2010, of New ILC Mergeco, LLC (now known as ILC Industries, LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.110	Limited Liability Company Agreement of ILC Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.111	Certificate of Formation, filed January 26, 2007, of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.112	Amended and Restated Limited Liability Company Agreement of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.113	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.114	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.115	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.116	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)
3.117	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.118	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.119	Bylaws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.120	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.121	Bylaws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.122	Certificate of Incorporation, filed December 11, 1998, of McKechnie US Holdings Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.123	Certificate of Amendment, filed May 11, 2007, to the Certificate of Incorporation of McKechnie Investments, Inc. (now known as McKechnie Aerospace Investments, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.124	Amended and Restated Bylaws of McKechnie Aerospace Investments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.125	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.126	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.127	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.128	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.129	Certificate of Amendment, filed May 14, 2015, of Certificate of Incorporation of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.130	Bylaws of Pexco Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.131	Articles of Incorporation, filed October 3, 1956, of Pneudraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
3.132	Certificate of Amendment, filed December 9, 1970, of Articles of Incorporation of Pneudraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
3.133	Restated Bylaws of Pneudraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
3.134	Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)
3.135	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)
3.136	Certificate of Incorporation of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)
3.137	Certificate of Amendment to Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
3.138	Amended and Restated Bylaws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)
3.139	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.140	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.141	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014 of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 14, 2014 (File No. 001-32833)
3.142	By Laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.143	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)
3.144	Bylaws of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed October 11, 2006 (File No. 333-137937)
3.145	Certificate of Incorporation, filed August 22, 1986, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.146	Certificate of Amendment of Certificate of Incorporation of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.147	Bylaws of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.148	Certificate of Formation, filed March 27, 2015, of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
3.149	Limited Liability Company Agreement of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
3.150	Certificate of Formation, filed February 23, 2015, of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
3.151	Limited Liability Company Agreement of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
3.152	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.153	Bylaws of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.154	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.155	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.156	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.157	Limited Liability Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.158	Restated Certificate of Incorporation, filed November 10, 2016, of Young & Franklin, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.159	Bylaws of Young & Franklin, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.160	Restated Certificate of Incorporation, filed June 27, 2014, of North Hills Processing Corp.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2017 (File No. 001-32833)
3.161	Bylaws of Porta Systems Corp. (now known as North Hills Signal Processing Corp.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2017 (File No. 001-32833)
3.162	Certificate of Incorporation, filed October 12, 1982, of Porta Systems Overseas Corp (now known as North Hills Signal Processing Overseas Corp)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2017 (File No. 001-32833)
3.163	Certificate of Amendment to Certificate of Incorporation, filed October 6, 2010, of Porta Systems Overseas Corp (now known as North Hills Signal Processing Overseas Corp)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2017 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.164	Bylaws of Porta Systems Overseas Corp. (now known as North Hills Signal Processing Overseas Corp)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2017 (File No. 001-32833)
3.165	Certificate of Formation, filed December 13, 2016, of Wings Acquisition Sub LLC (now known as Interiors In Flight LLC)	Filed Herewith
3.166	Limited Liability Agreement of Wings Acquisition Sub LLC (now known as Interiors in Flight LLC)	Filed Herewith
3.167	Certificate of Formation, filed December 13, 2016, of Wings Acquisition Co LLC (now known as SCHROTH Safety Products LLC)	Filed Herewith
3.168	Limited Liability Agreement of Wings Acquisition Co LLC (now known as SCHROTH Safety Products LLC)	Filed Herewith
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
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
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.10
Eighth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.11
Ninth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.12
Tenth Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 10, 2017 (File No. 001-32833)
4.13
Eleventh Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2017 (File No. 001-32833)
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
4.18
Fourth Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.19
Fifth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.20
Sixth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.21
Seventh Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 10, 2017 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.22
Eighth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2017 (File No. 001-32833)
4.23
Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.24
First Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
4.25
Second Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
4.26
Third Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
4.27
Fourth Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.28
Fifth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.29
Sixth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.30
Seventh Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to 10-Q filed May 10, 2017 (File No. 001-32833)
4.31
Eighth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2017 (File No. 001-32833)
4.32
Indenture, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)
4.33
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
4.34
Second Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
4.35
Third Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.36
Fourth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.37
Fifth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.38
Sixth Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 10, 2017 (File No. 001-32833)
4.39
Seventh Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2017 (File No. 001-32833)
4.40
Indenture, dated as of June 6, 2016, among TransDigm Inc., Transdigm Group Incorporated, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 14, 2016 (File No. 001-32833)
4.41
First Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.42
Second Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.43
Third Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 10, 2017 (File No. 001-32833)
4.44
Fourth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2017 (File No. 001-32833)
4.45	Form of 5.50% Senior Subordinated Notes due 2020	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 15, 2012 (File No. 001-32833)
4.46	Form of 6.00% Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.47	Form of 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.48	Form of 6.50% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015
4.49	Form of 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 14, 2016 (File No. 001-32833)
4.50	Form of Notation of Guarantee of 5.50% Senior Subordinated Notes due 2020	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 15, 2012 (File No. 001-32833)
4.51	Form of Notation of Guarantee of 6.00% Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.52	Form of Notation of Guarantee of 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.53	Form of Notation of Guarantee of 6.50% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)
4.54	Form of Notation of Guarantee of 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 14, 2016 (File No. 001-32833)
10.1	Fourth Amended and Restated Employment Agreement, dated December 10, 2015, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed Decmber 10, 2015 (File No. 001-32833)
10.2	Employment Agreement, dated April 27, 2015, between TransDigm Group Incorporated and Terrance Paradie	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2015
10.3	Amended and Restated Employment Agreement, dated December 14, 2016, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 15, 2016 (File No. 001-32833)
10.4	Amended and Restated Employment Agreement, dated December 14, 2016, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 15, 2016 (File No. 001-32833)
10.5	Employment Agreement, Dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TramsDigm Group Incorporated’s Form 8-K filed February 25, 2011 (File No. 001-32833)
10.6	Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and James Skulina*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)
10.7	Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Peter Palmer*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)
10.8	Employment Agreement, dated October 23, 2013, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 29, 2013 (File No. 001-32833)
10.9	Form of Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Joel Reiss and Roger Jones*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015
10.10	First Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)
10.11	Form of Amendment to Employment Agreement between TransDigm Group Incorporated and each of Bernt Iversen, Peter Palmer and James Skulina*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.12	Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Terrance Paradie, Bernt Iversen, James Skulina, Peter Palmer and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833)
10.13	Fourth Amendment to Employment Agreement, dated November 11, 2016, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 15, 2016 (File No. 001-32833)
10.14	Second Amendment to Employment Agreement, dated November 11, 2016, between TransDigm Group Incorporated and Terrance Paradie*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 15, 2016 (File No. 001-32833)
10.15	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)
10.16	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
10.17	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 7, 2008 (File No. 001-32833)
10.18	Amendment No. 3 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)
10.19	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
10.20	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)
10.21	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A filed June 6, 2008 (File No. 001-32833)
10.22	TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2014 (File No. 001-32833)
10.23	Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 10, 2016 (File No. 001-32833)
10.24	Form of Option Agreements for options granted in fiscal 2013*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 14, 2014 (File No. 001-32833)
10.25	Form of Option Agreements for options granted in fiscal 2014*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 14, 2014 (File No. 001-32833)
10.26	Form of Option Agreements for options granted in fiscal 2015*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed January 30, 2015 (File No. 001-32833)
10.27	Form of Option Agreements for options granted in fiscal 2016*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 10, 2016 (File No. 001-32833)
10.28	Form of Stock Option Agreement for options awarded in fiscal 2017*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2017 (File No. 001-32833)
10.29	Stock Option Grant Notice and Stock Option Agreement dated November 13, 2014 between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed January 30, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.30	Stock Option Grant Notice and Stock Option Agreement dated November 10, 2016 between TransDigm Group Incorporated and W. Nicholas Howley (annual equity award)*	Incorporated by reference to TransDigm Group Incorporated’s Form10-Q filed February 8, 2017 (File No. 001-32833)
10.31
Stock Option Grant Notice and Stock Option Agreement dated November 10, 2016 between TransDigm Group Incorporated and W. Nicholas Howley (equity award in lieu of fiscal 2016 bonus and calendar 2017 salary)*
Incorporated by reference to TransDigm Group Incorporated’s Form10-Q filed February 8, 2017 (File No. 001-32833)
10.32	Fourth Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 2, 2013 (File No. 001-32833)
10.33	Third Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 2, 2013 (File No. 001-32833)
10.34	TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 28, 2014 (File No. 001-32833)
10.35
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
10.36
Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)
10.37
Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 27, 2015 (File No. 001-32833)
10.38
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
10.39
Incremental Term Loan Assumption Agreement dated October 14, 2016 among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 14, 2016 (File No. 001-32833)
10.40
Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed March 8, 2017 (File No. 001-32833)
10.41
Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 24, 2017 (File No. 001-32833)

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
10.43
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
10.44
First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator

Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
10.45
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
10.47
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
10.48
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
Filed Herewith
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2017.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Terrance M. Paradie
Name:	Terrance M. Paradie
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 13, 2017
W. Nicholas Howley
/s/ Terrance M. Paradie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2017
Terrance M. Paradie
/s/ David Barr	Director	November 13, 2017
David Barr
/s/ William Dries	Director	November 13, 2017
William Dries
/s/ Mervin Dunn	Director	November 13, 2017
Mervin Dunn
/s/ Michael Graff	Director	November 13, 2017
Michael Graff
/s/ Sean P. Hennessy	Director	November 13, 2017
Sean P. Hennessy
/s/ George E. McCullough	Director	November 13, 2017
George E. McCullough
/s/ Douglas Peacock	Director	November 13, 2017
Douglas Peacock
/s/ Robert J. Small	Director	November 13, 2017
Robert J. Small
/s/ John Staer	Director	November 13, 2017
John Staer
/s/ Raymond F. Laubenthal	Director	November 13, 2017
Raymond F. Laubenthal

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2017
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
TransDigm Group Incorporated

We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransDigm Group Incorporated at September, 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 13, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
November 13, 2017

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 AND 2016
(Amounts in thousands, except share amounts)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$650,561	$1,586,994
Trade accounts receivable—Net	636,127	576,339
Inventories—Net	730,681	724,011
Assets held-for-sale	77,500	—
Prepaid expenses and other	38,683	43,353
Total current assets	2,133,552	2,930,697
PROPERTY, PLANT AND EQUIPMENT—Net	324,924	310,580
GOODWILL	5,745,338	5,679,452
OTHER INTANGIBLE ASSETS—Net	1,717,862	1,764,343
OTHER	53,985	41,205
TOTAL ASSETS	$9,975,661	$10,726,277
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$69,454	$52,645
Short-term borrowings—trade receivable securitization facility	299,587	199,771
Accounts payable	148,761	156,075
Accrued liabilities	335,888	344,112
Liabilities held-for-sale	17,304	—
Total current liabilities	870,994	752,603
LONG-TERM DEBT	11,393,620	9,943,191
DEFERRED INCOME TAXES	500,949	492,255
OTHER NON-CURRENT LIABILITIES	161,302	189,718
Total liabilities	12,926,865	11,377,767
STOCKHOLDERS’ DEFICIT:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 56,093,659 and 55,767,767 shares at September 30, 2017 and 2016, respectively	561	558
Additional paid-in capital	1,095,319	1,028,972
Accumulated deficit	(3,187,220)	(1,146,963)
Accumulated other comprehensive loss	(85,143)	(149,787)
Treasury stock, at cost; 4,159,207 and 2,433,035 shares at September 30, 2017 and 2016, respectively	(774,721)	(384,270)
Total stockholders’ deficit	(2,951,204)	(651,490)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,975,661	$10,726,277
See Notes to Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2017	2016	2015
NET SALES	$3,504,286	$3,171,411	$2,707,115
COST OF SALES	1,519,659	1,443,348	1,257,270
GROSS PROFIT	1,984,627	1,728,063	1,449,845
SELLING AND ADMINISTRATIVE EXPENSES	415,575	382,858	321,624
AMORTIZATION OF INTANGIBLE ASSETS	89,226	77,445	54,219
INCOME FROM OPERATIONS	1,479,826	1,267,760	1,074,002
INTEREST EXPENSE—Net	602,589	483,850	418,785
REFINANCING COSTS	39,807	15,794	18,393
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	837,430	768,116	636,824
INCOME TAX PROVISION	208,889	181,702	189,612
INCOME FROM CONTINUING OPERATIONS	628,541	586,414	447,212
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(31,654)	—	—
NET INCOME	596,887	586,414	447,212
NET INCOME APPLICABLE TO COMMON STOCK	$437,630	$583,414	$443,847
Net earnings per share:
Net earnings per share from continuing operations—basic and diluted	$8.45	$10.39	$7.84
Net loss per share from discontinued operations—basic and diluted	(0.57)	$—	$—
Net earnings per share	$7.88	$10.39	$7.84
Cash dividends paid per common share	$46.00	$—	$—
Weighted-average shares outstanding:
Basic and diluted	55,530	56,157	56,606
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Fiscal Years Ended September 30,
	2017	2016	2015
Net income	$596,887	$586,414	$447,212
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22,241	(31,846)	(29,448)
Interest rate swap and cap agreements	34,471	(9,648)	(35,604)
Pension liability adjustments	7,932	(12,284)	(5,786)
Other comprehensive income (loss), net of tax	64,644	(53,778)	(70,838)
TOTAL COMPREHENSIVE INCOME	$661,531	$532,636	$376,374
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Common Stock				Number of Shares	Value	Total
BALANCE—September 30, 2014	53,832,246	$538	$794,767	$(2,150,293)	$(25,171)	(1,415,100)	$(175,940)	$(1,556,099)
Unvested dividend equivalent payments	—	—	—	(14,151)	—	—	—	(14,151)
Compensation expense recognized for employee stock options and restricted stock	—	—	31,500	—	—	—	—	31,500
Excess tax benefits related to share-based payment arrangements	—	—	61,965	—	—	—	—	61,965
Exercise of employee stock options	1,248,175	13	61,674	—	—	—	—	61,687
Common stock issued	19,673	—	418	—	—	—	—	418
Net income	—	—	—	447,212	—	—	—	447,212
Interest rate swaps, net of tax	—	—	—	—	(35,604)	—	—	(35,604)
Foreign currency translation adjustments	—	—	—	—	(29,448)	—	—	(29,448)
Pension liability adjustments, net of tax	—	—	—	—	(5,786)	—	—	(5,786)
BALANCE—September 30, 2015	55,100,094	551	950,324	(1,717,232)	(96,009)	(1,415,100)	(175,940)	(1,038,306)
Unvested dividend equivalent payments and other	—	—	—	(16,145)	—	—	—	(16,145)
Compensation expense recognized for employee stock options and restricted stock	—	—	48,306	—	—	—	—	48,306
Exercise of employee stock options and restricted stock activity, net	666,709	7	30,112	—	—	(2,548)	(575)	29,544
Treasury stock purchased	—	—	—	—	—	(1,015,387)	(207,755)	(207,755)
Common stock issued	964	—	230	—	—	—	—	230
Net income	—	—	—	586,414	—	—	—	586,414
Interest rate swaps and caps, net of tax	—	—	—	—	(9,648)	—	—	(9,648)
Foreign currency translation adjustments	—	—	—	—	(31,846)	—	—	(31,846)
Pension liability adjustments, net of tax	—	—	—	—	(12,284)	—	—	(12,284)
BALANCE—September 30, 2016	55,767,767	558	1,028,972	(1,146,963)	(149,787)	(2,433,035)	(384,270)	(651,490)
Dividends paid	—	—	—	(2,422,295)	—	—	—	(2,422,295)
Unvested dividend equivalent payments and other	—	—	—	(214,849)	—	—	—	(214,849)
Compensation expense recognized for employee stock options and restricted stock	—	—	44,931	—	—	—	—	44,931
Exercise of employee stock options, restricted stock activity and other, net	324,908	3	21,177	—	—	(2,548)	(630)	20,550
Treasury stock purchased	—	—	—	—	—	(1,723,624)	(389,821)	(389,821)
Common stock issued	984	—	239	—	—	—	—	239
Net income	—	—	—	596,887	—	—	—	596,887
Interest rate swaps and caps, net of tax	—	—	—	—	34,471	—	—	34,471
Foreign currency translation adjustments	—	—	—	—	22,241	—	—	22,241
Pension liability adjustments, net of tax	—	—	—	—	7,932	—	—	7,932
BALANCE—September 30, 2017	56,093,659	$561	$1,095,319	$(3,187,220)	$(85,143)	(4,159,207)	$(774,721)	$(2,951,204)
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Years Ended September 30,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$596,887	$586,414	$447,212
Net loss from discontinued operations	31,654	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,937	43,455	35,939
Amortization of intangible assets and product certification costs	90,088	78,215	57,724
Amortization of debt issuance costs, original issue discount and premium	21,106	16,211	15,797
Refinancing costs	39,807	15,794	18,393
Non-cash equity compensation	45,524	48,306	31,500
Excess tax benefits related to share-based payment arrangements	—	—	(61,965)
Deferred income taxes	(918)	5,808	660
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(54,669)	(80,114)	(25,418)
Inventories	5,127	(2,073)	(25,974)
Income taxes receivable/payable	18,219	(12,299)	65,418
Other assets	(10,564)	(4,919)	(12,392)
Accounts payable	(10,354)	(6,657)	13,480
Accrued interest	(958)	17,933	(3,934)
Accrued and other liabilities	(33,153)	(22,776)	(35,502)
Net cash provided by operating activities	788,733	683,298	520,938
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	(71,013)	(43,982)	(54,871)
Payments made in connection with acquisitions	(136,295)	(1,399,064)	(1,624,278)
Acquisition of Schroth, net of cash acquired	(79,695)	—	—
Net cash used in investing activities	(287,003)	(1,443,046)	(1,679,149)
FINANCING ACTIVITIES:
Excess tax benefits related to share-based payment arrangements	—	—	61,965
Proceeds from exercise of stock options	21,177	30,112	61,674
Dividends paid	(2,581,552)	(3,000)	(3,365)
Treasury stock purchased	(389,821)	(207,755)	—
Proceeds from term loans, net	2,937,773	1,711,515	1,515,954
Repayment on term loans	(1,284,698)	(834,409)	(1,025,318)
Proceeds from senior subordinated notes, net	300,386	939,584	445,303
Cash tender and redemption of senior subordinated notes due 2021, including premium	(528,847)	—	—
Proceeds from trade receivable securitization facility, net	99,471	—	—
Financing fees and other	(17,571)	(3,580)	(1,266)
Net cash (used in) provided by financing activities	(1,443,682)	1,632,467	1,054,947
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5,519	242	(2,251)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(936,433)	872,961	(105,515)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,586,994	714,033	819,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$650,561	$1,586,994	$714,033
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$587,718	$448,608	$398,939
Cash paid during the period for income taxes	$185,295	$183,291	$127,363
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
2.    ACQUISITIONS
During the last three fiscal years, the Company completed the acquisitions of Schroth, Y&F/Tactair, DDC, Breeze-Eastern, PneuDraulics, Pexco Aerospace, Adams Rite Aerospace GmbH and Telair Cargo Group. Additionally, during the third quarter of fiscal 2017, the Company acquired three separate aerospace product lines (collectively, the “Third Quarter 2017 Acquisitions”). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. As of September 30, 2017, the one-year measurement period is open for Schroth and the Third Quarter 2017 Acquisitions and therefore the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of the respective one-year measurement period. The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of the Third Quarter 2017 Acquisitions; therefore, the values attributed to those acquired assets and liabilities in the consolidated financial statements are subject to adjustment. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the applicable fiscal year ended September 30, 2017 or 2016, are not material and, accordingly, are not provided.
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
Third Quarter 2017 Acquisitions – During the third quarter of fiscal 2017, the Company acquired the Third Quarter 2017 Acquisitions for a total purchase price of approximately $106.3 million in cash, which includes working capital settlements totaling $1.0 million paid in the third and fourth quarter of 2017. All three product lines consist primarily of proprietary, sole source products with significant aftermarket content. The products include highly engineered aerospace controls, quick disconnect couplings, and communication electronics. Each product line acquired was consolidated into an existing TransDigm reporting unit within TransDigm's Power & Control segment. The Company expects that approximately $62 million of goodwill recognized for the acquisitions will be deductible for tax purposes over 15 years and approximately $9 million of goodwill recognized for the acquisitions will not be deductible for tax purposes.
Schroth – On February 22, 2017, the Company acquired all of the outstanding stock of Schroth Safety Products GmbH and certain aviation and defense assets and liabilities from subsidiaries of Takata Corporation (collectively, "Schroth"), for a total purchase price of approximately $89.7 million, of which $79.7 million was paid in cash (including a working capital settlement of $0.8 million paid in the third quarter of 2017) and the remaining approximately $10.0 million of which is accrued primarily related to an indemnity holdback to be settled within the one-year measurement period.
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to dispose of the Schroth business.  Therefore, Schroth was classified as held-for-sale as of September 30, 2017. The results of operations of Schroth are reflected as discontinued operations in the accompanying consolidated financial statements. Schroth designs and manufactures proprietary, highly engineered, advanced safety systems for aviation, racing and military ground vehicles around the world. Prior to being classified as discontinued operations, Schroth was included in TransDigm's Airframe segment.
The loss from discontinued operations in the consolidated statements of income includes a $32.0 million impairment charge to write down Schroth’s assets to estimated fair value. The impairment charge recorded in the fourth quarter of 2017 was based on an internal assessment around the recovery of the Schroth assets.  Schroth’s assets have been recorded at fair value in the consolidated balance sheet as of September 30, 2017. Further disclosure related to Schroth’s discontinued operations is included in Note 22.
Y&F/Tactair – On September 23, 2016, the Company acquired all of the outstanding stock of Young & Franklin, Inc., the parent company of Tactair Fluid Controls, Inc., for approximately $258.8 million in cash, which includes a working capital settlement of $2.7 million paid in the first quarter of 2017. Y&F/Tactair manufactures proprietary, highly engineered valves and actuators. Y&F/Tactair is included in TransDigm’s Power & Control segment. The purchase price includes approximately $74.5 million of tax benefits being realized by the Company over a 15-year period that began in the first quarter of fiscal 2017. The Company expects that approximately $124 million of goodwill recognized for the acquisition will be deductible for tax purposes over 15 years and approximately $8 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
Data Device Corporation – On June 23, 2016, the Company acquired all of the outstanding stock of ILC Holdings, Inc., the parent company of Data Device Corporation, for a total purchase price of approximately $997.7 million in cash, which includes a working capital settlement of $1.4 million received in the first quarter of fiscal 2017. TransDigm financed the acquisition of DDC with cash proceeds from the issuance of senior subordinated notes due in June 2026 and term loans. DDC is a supplier of databus and power controls and related products that are used primarily in military avionics, commercial aerospace and space applications. DDC is included in TransDigm’s Power & Control segment.
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

Assets acquired:
Current assets, excluding cash acquired	$107,728
Property, plant, and equipment	20,818
Intangible assets	229,300
Goodwill	750,935
Other	2,036
Total assets acquired	1,110,817
Liabilities assumed:
Current liabilities	26,520
Other noncurrent liabilities	86,642
Total liabilities assumed	113,162
Net assets acquired	$997,655
Approximately $740 million of goodwill recognized for the acquisition is not deductible for tax purposes and approximately $11 million of goodwill recognized for the acquisition is deductible for tax purposes over 15 years.
Breeze-Eastern – On January 4, 2016, the Company completed the tender offer for all of the outstanding stock of Breeze-Eastern for $19.61 per share in cash. The purchase price was approximately $205.9 million, of which $146.4 million (net of cash acquired of $30.8 million) was paid at closing and $34.9 million was paid to dissenting shareholders during the first fiscal quarter of 2017. Of the $34.9 million payment, $28.7 million related to the original merger consideration and $6.2 million represented the settlement reached with the dissenting shareholders resolving the dispute over the dissenting shareholders’ statutory appraisal action. Of the $6.2 million settlement, $4.9 million was recorded as selling and administrative expense and $1.3 million was recorded as interest expense for statutory interest arising under Delaware General Corporate Law. Once the Company paid the $34.9 million settlement to the dissenting shareholders on October 20, 2016, the dissenting stockholders fully released their claims against the Company. Breeze-Eastern manufactures high performance lifting and pulling devices for military and civilian aircraft, including rescue hoists, winches and cargo hooks, and weapons-lifting systems. Breeze-Eastern is included in TransDigm’s Power & Control segment. All of the approximately $115 million of goodwill recognized for the acquisition is not deductible for tax purposes.

PneuDraulics – On August 19, 2015, the Company acquired all of the outstanding stock of PneuDraulics, Inc. for approximately $321.5 million in cash, which is net of a working capital settlement received in fiscal 2016 of $2.0 million. PneuDraulics manufactures proprietary, highly engineered aerospace pneumatic and hydraulic components and subsystems for commercial transport, regional, business jet and military applications. PneuDraulics is included in TransDigm’s Power & Control segment. The purchase price includes approximately $108.1 million of tax benefits being realized by the Company over a 15-year period that began in the fourth quarter of fiscal 2015. All of the approximately $223 million of goodwill recognized for the acquisition is deductible for tax purposes.
Pexco Aerospace – On May 14, 2015, the Company acquired the assets of the aerospace business of Pexco LLC (“Pexco Aerospace”) for a total purchase price of approximately $496.4 million in cash. Pexco Aerospace manufactures extruded plastic interior parts for use in the commercial aerospace industry. Pexco Aerospace is included in TransDigm’s Airframe segment. The purchase price includes approximately $166.4 million of tax benefits being realized by TransDigm over a 15-year period that began in the third quarter of fiscal 2015. All of the approximately $406 million of goodwill recognized for the acquisition is deductible for tax purposes.
Adams Rite Aerospace GmbH – On March 31, 2015, the Company acquired the aerospace business of Franke Aquarotter GmbH (now known as Adams Rite Aerospace GmbH) for approximately $75.3 million in cash. Adams Rite Aerospace GmbH manufactures proprietary faucets and related products for use on commercial transports and regional jets. Adams Rite Aerospace GmbH is included in TransDigm’s Airframe segment. All of the approximately $64 million of goodwill recognized for the acquisition is not deductible for tax purposes.
Telair Cargo Group – On March 26, 2015, the Company acquired all of the outstanding stock of Telair International GmbH (“Telair Europe”), all of the outstanding stock of Nordisk Aviation Products (“Nordisk”) and the assets of the AAR Cargo business (collectively, “Telair Cargo Group”). The total purchase price was approximately $730.9 million in cash. Telair Cargo Group manufactures aerospace on-board cargo loading and handling, restraint systems and unit load devices for a variety of commercial and military platforms with positions on a wide range of new and existing aircraft. The business consists of three reporting units: Telair Europe, Nordisk and Telair US. Telair Europe and Telair US are included in TransDigm’s Power & Control segment and Nordisk is included in TransDigm’s Airframe segment. Approximately $33 million of goodwill recognized for the acquisition is deductible for tax purposes and approximately $450 million of goodwill recognized for the acquisition is not deductible for tax purposes.
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation—The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of TD Group and subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the current period annual and interim final statements as during the fourth quarter of 2017, the Company committed to disposing of Schroth. As of September 30, 2017, Schroth was classified as held-for-sale and the results of operations for Schroth are reflected as discontinued operations in the accompanying consolidated financial statements. Refer to Note 22, “Discontinued Operations,” for further information.
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
Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the years ended September 30, 2017, 2016 and 2015 was approximately $73.8 million, $58.6 million, and $48.3 million, respectively.
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
Debt Issuance Costs, Premiums and Discounts—The cost of obtaining financing as well as premiums and discounts are amortized using the effective interest method over the terms of the respective obligations as a component of interest expense within the consolidated statements of income. Debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the related debt liabilities.
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
At the time of goodwill impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is therefore necessary to perform the quantitative goodwill impairment test. The quantitative goodwill impairment test consists of two steps. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired, and the second step of the goodwill impairment test is unnecessary. The second step measures the amount of impairment, if any, by comparing the carrying value of the goodwill associated with a reporting unit to the implied fair value of the goodwill derived from the estimated overall fair value of the reporting unit and the individual fair values of the other assets and liabilities of the reporting unit.
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
Earnings per Share—Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). Our vested stock options are considered “participating securities” because they include non-forfeitable rights to dividends. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method. Contingently issuable shares are not included in earnings per share until the period in which the contingency is satisfied; therefore, basic and diluted earnings per share are the same.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which creates a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018, which is the Company’s planned date of adoption. The Company preliminarily expects to use the full retrospective method. The Company is continuing to evaluate the impact of the standard, and the planned adoption method is subject to change. For each reporting unit, we have evaluated a representative sample of contracts and other agreements with our customers and evaluated the provisions contained within these contracts and agreements in consideration of the five step model specified within ASC 606. We are in the process of documenting the impact of the standard on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our assessment of ASC 606 and are also in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under ASC 606.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," a new standard intended to simplify the accounting for measurement period adjustments in a business combination. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. During the measurement period, companies may make adjustments to provisional amounts when information necessary to complete the measurement is received. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to all periods presented. The guidance was effective for the Company on October 1, 2016. However, as early adoption was permissible, the Company adopted the pronouncement beginning October 1, 2015. The adoption of this standard did not have a significant impact on its consolidated financial statements and disclosures.

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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. ASU 2016-09 was effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2017, with early adoption permitted. As early adoption is permissible, the Company adopted this standard in the fourth quarter of fiscal 2016. Changes were applied prospectively in accordance with the standard and prior periods were not adjusted. In addition, the Company continued to account for forfeitures on an estimated basis.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments," which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt this standard in the fourth quarter of fiscal 2017. The adoption of this standard did not have a significant impact on its consolidated statement of cash flows.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on its consolidated financial statements and disclosures.
In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (ASC 718): Scope of Modification Accounting," which provides clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in ASC 718. The standard is effective for all entities for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of this standard is not expected to have a material impact on its consolidated financial statements and disclosures.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the FASB’s hedge accounting model to enable entities to better portray their risk management activities in financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2017	2016	2015
Numerator for earnings per share:
Net income from continuing operations	$628,541	$586,414	$447,212
Less dividends paid on participating securities	(159,257)	(3,000)	(3,365)
	$469,284	$583,414	$443,847
Net loss from discontinued operations	(31,654)	—	—
Net income applicable to common stock—basic and diluted	$437,630	$583,414	$443,847
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,517	53,326	53,112
Vested options deemed participating securities	3,013	2,831	3,494
Total shares for basic and diluted earnings per share	55,530	56,157	56,606

Net earnings per share from continuing operations—basic and diluted	$8.45	$10.39	$7.84
Net loss per share from discontinued operations—basic and diluted	(0.57)	—	—
Net earnings per share	$7.88	$10.39	$7.84
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
Two customers accounted for approximately 13%, 13% and 11% and 11%, 12% and 12% of the Company’s net sales for fiscal years ended 2017, 2016 and 2015, respectively. Sales to these customers were split approximately evenly between the Power & Control and Airframe segments. Sales to foreign customers, primarily in Western Europe, Canada and Asia, were $1,318.9 million, $1,169.5 million and $881.1 million during fiscal years ended 2017, 2016 and 2015.
Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2017	2016
Trade accounts receivable—gross	$639,946	$580,753
Allowance for uncollectible accounts	(3,819)	(4,414)
Trade accounts receivable—net	$636,127	$576,339
At September 30, 2017, approximately 12% of the Company’s trade accounts receivable was due from one customer. In addition, approximately 42% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

7.    INVENTORIES
Inventories consist of the following at September 30 (in thousands):

	2017	2016
Raw materials and purchased component parts	$496,899	$464,410
Work-in-progress	187,009	188,417
Finished Goods	131,548	153,253
Total	815,456	806,080
Reserves for excess and obsolete inventory	(84,775)	(82,069)
Inventories—net	$730,681	$724,011
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at September 30 (in thousands):

	2017	2016
Land and improvements	$56,554	$57,510
Buildings and improvements	161,990	153,691
Machinery, equipment and other	376,659	338,527
Construction in progress	22,037	15,958
Total	617,240	565,686
Accumulated depreciation	(292,316)	(255,106)
Property, plant and equipment—net	$324,924	$310,580
9.    INTANGIBLE ASSETS
Other intangible assets - net in the consolidated balance sheets consist of the following at September 30 (in thousands):

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$729,931	$—	$729,931	$720,263	$—	$720,263
Technology	1,292,719	351,638	941,081	1,279,335	288,429	990,906
Order backlog	29,000	26,668	2,332	55,341	29,641	25,700
Other	63,599	19,081	44,518	43,331	15,857	27,474
Total	$2,115,249	$397,387	$1,717,862	$2,098,270	$333,927	$1,764,343
Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):
Annual Amortization Expense:

Years ended September 30,
2017	$89,226
2016	77,445
2015	54,219

Estimated Amortization Expense:

Years ending September 30,
2018	$69,344
2019	67,011
2020	67,011
2021	67,011
2022	67,011
Intangible assets acquired during the year ended September 30, 2017 were as follows (in thousands):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$129,152
Trademarks and trade names	12,100
	141,252
Intangible assets subject to amortization:
Technology	33,800	20 years
Order backlog	4,500	1 year
	38,300	18 years
Total	$179,552
The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2016 and 2017 were as follows (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2015	$2,238,443	$2,392,408	$55,369	$4,686,220
Goodwill acquired during the year (Note 2)	1,008,510	—	—	1,008,510
Purchase price allocation adjustments	505	(792)	—	(287)
Currency translation adjustment	32	(15,023)	—	(14,991)
Balance at September 30, 2016	3,247,490	2,376,593	55,369	5,679,452
Goodwill acquired during the year (Note 2)	70,369	58,783	—	129,152
Write-down of discontinued operations (Note 22)	—	(32,000)	—	(32,000)
Reclass of goodwill acquired to assets held-for-sale (Note 22)	—	(26,783)	—	(26,783)
Purchase price allocation adjustments	(9,972)	—	—	(9,972)
Currency translation adjustment	—	5,489	—	5,489
Balance at September 30, 2017	$3,307,887	$2,382,082	$55,369	$5,745,338

10.    ACCRUED LIABILITIES
Accrued liabilities consist of the following at September 30 (in thousands):

	2017	2016
Compensation and related benefits	$68,945	$69,323
Interest	82,222	83,180
Breeze-Eastern dissenting shares (see Note 2)	—	33,644
Interest rate swap agreements	20,740	29,191
Product warranties	22,971	24,334
Dividend equivalent payments—current (see Note 17)	56,506	19,503
Other	84,504	84,937
Total	$335,888	$344,112
11.    DEBT
The Company’s debt consists of the following at September 30 (in thousands):

	2017
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(413)	$—	$299,587
Term loans	$6,973,009	$(64,104)	$(18,948)	$6,889,957
2020 Notes	550,000	(3,243)	—	546,757
2022 Notes	1,150,000	(6,941)	—	1,143,059
2024 Notes	1,200,000	(8,042)	—	1,191,958
2025 Notes	750,000	(4,033)	4,182	750,149
2026 Notes	950,000	(8,806)	—	941,194
	11,573,009	(95,169)	(14,766)	11,463,074
Less current portion	70,031	(577)	—	69,454
Long-term debt	$11,502,978	$(94,592)	$(14,766)	$11,393,620

	2016
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$200,000	$(229)	$—	$199,771
Term loans	$5,288,708	$(42,662)	$(11,439)	$5,234,607
2020 Notes	550,000	(4,299)	—	545,701
2021 Notes	500,000	(3,141)	—	496,859
2022 Notes	1,150,000	(8,381)	—	1,141,619
2024 Notes	1,200,000	(9,218)	—	1,190,782
2025 Notes	450,000	(4,144)	—	445,856
2026 Notes	950,000	(9,588)	—	940,412
	10,088,708	(81,433)	(11,439)	9,995,836
Less current portion	53,074	(429)	—	52,645
Long-term debt	$10,035,634	$(81,004)	$(11,439)	$9,943,191

Trade Receivable Securitization Facility
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2017, the Company amended the Securitization Facility to increase the borrowing capacity to $300 million and extend the maturity date to August 1, 2018. As of September 30, 2017, the Company has borrowed $300 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Repurchase of Senior Subordinated Notes due 2021
On October 13, 2016, the Company announced a cash tender offer for any and all of its outstanding 2021 Notes. On October 27, 2016, the Company redeemed a principal amount of approximately $158 million in 2021 Notes outstanding for total consideration of $1,060.50 (plus accrued and unpaid interest) for each $1,000 aggregate principal amount. The total consideration included an early tender premium of $30.00 per $1,000 principal amount of 2021 Notes payable only with respect to each note validly tendered and not revoked on or before October 26, 2016. On November 28, 2016, pursuant to the terms of the indenture governing the 2021 Notes, the Company redeemed the remaining principal of $342 million in 2021 Notes outstanding at a redemption price of 105.625% of the principal amount (plus accrued and unpaid interest).
The Company recorded refinancing costs of $31.9 million during the fiscal year ended September 30, 2017 representing debt issuance costs expensed in conjunction with the redemption of the 2021 Notes. The costs consisted of the premium of $28.8 million paid to redeem the $500 million of 2021 Notes and the write-off of $3.1 million in unamortized debt issuance costs.
Incremental Term Loan Assumption Agreement
On October 14, 2016, the Company entered into an Incremental Term Loan Assumption Agreement (the “Assumption Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and as a lender, in connection with the 2016 term loans. The Assumption Agreement, among other things, provides for (i) additional tranche F term loans in an aggregate principal amount equal to $650 million, which were fully drawn on October 14, 2016, and (ii) additional delayed draw tranche F term loans in an aggregate principal amount not to exceed $500 million, which were fully drawn on October 27, 2016, the proceeds of which were used to repurchase the Company's 2021 Notes. The terms and conditions that apply to the additional tranche F term loans and the additional delayed draw tranche F term loans are substantially the same as the terms and conditions that apply to the tranche F term loans under the 2016 term loans immediately prior to the Assumption Agreement.
The Company capitalized $11.3 million and expensed $0.2 million in refinancing costs associated with the Assumption Agreement during the fiscal year ended September 30, 2017.
Issuance of Senior Subordinated Notes
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
In addition to the premium of $4.5 million recorded upon the issuance of the additional $300 million of 2025 Notes, the Company capitalized $0.4 million and expensed $3.7 million in refinancing costs representing fees associated with the issuance of the additional $300 million of 2025 Notes during the fiscal year ended September 30, 2017.
Amendment No. 2 to the Second Amended and Restated Credit Agreement
On March 6, 2017, TD Group and certain subsidiaries of TransDigm entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated June 4, 2014, with Credit Suisse AG, as administrative agent and collateral agent (the "Agent"), and the other agents and lenders named therein. Amendment No. 2 permits, among other things, up to $1.5 billion of dividends and share repurchases over twelve months. If any portion of the $1.5 billion is not used for dividends or share repurchases over the twelve month period, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter. Amendment No. 2 also increased the general investment basket to the greater of $400 million and 8% of consolidated total assets.
The Company capitalized $10.3 million and expensed $0.3 million in refinancing costs representing fees associated with Amendment No. 2 during the fiscal year ended September 30, 2017.

Amendment No. 3 to the Second Amended and Restated Credit Agreement
On August 22, 2017, the Company entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement. Pursuant to Amendment No. 3, TransDigm, among other things, incurred new Tranche G Term Loans in an aggregate principal amount equal to approximately $1.8 billion and repaid in full all of the Tranche C term loans outstanding under the Credit Agreement. The Tranche G Term Loans were fully drawn on August 22, 2017. The Tranche G Term Loans mature on August 22, 2024. The terms and conditions (other than maturity date) that apply to the Tranche G Term Loans, including pricing, are substantially the same as the terms and conditions that apply to the Tranche C term loans immediately prior to Amendment No. 3. Amendment No. 3 also permitted (a) payment of a special dividend, share repurchase, or combination thereof, in an aggregate amount up to approximately $1.3 billion within 60 days of the effective date of Amendment No. 3, and (b) certain additional restricted payments, including the ability of the Company to declare or pay dividends or repurchase stock, in an aggregate amount not to exceed $1.5 billion within twelve months of the effective date of Amendment No. 3 and is subject to 6.0x consolidated net leverage ratio for dividends and 4.0x consolidated secured net debt ratio for share repurchases. If any portion of the $1.5 billion is not used for dividends or share repurchases over such twelve month period, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter.
The Company capitalized $7.1 million representing fees associated with Amendment No. 3 during the fiscal year ended September 30, 2017.
The Company capitalized $16.5 million and expensed $2.2 million in refinancing costs representing debt issuances costs associated with the Tranche G Term Loans during the fiscal year ended September 30, 2017. Additionally, the Company wrote-off $1.5 million in unamortized debt issuance costs related to the Tranche C Term Loans.
Term Loans
As of September 30, 2017 and 2016, TransDigm had $6,973.0 million and $5,288.7 million in fully drawn term loans and $600.0 million in revolving commitments. The term loans consist of five tranches as follows (in millions):

Term Loan Facility	Maturity Date	Interest Rate	Aggregate Principal as of September 30,
			2017	2016
Tranche C	February 28, 2020	LIBO rate (1) + 3.00%	$—	$1,228.3
Tranche D	June 4, 2021	LIBO rate (1) + 3.00%	$798.1	$806.4
Tranche E	May 14, 2022	LIBO rate (1) + 3.00%	$1,503.4	$1,518.0
Tranche F	June 9, 2023	LIBO rate (1) + 3.00%	$2,857.0	$1,736.0
Tranche G	August 22, 2024	LIBO rate (1) + 3.00%	$1,814.5	$—
The interest rates per annum applicable to all of the existing tranches of term loans are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is subject to a floor of 0.75%. At September 30, 2017 and 2016, the applicable interest rates were as follows:

Term Loan Facility	Interest Rate as of September 30,
	2017	2016
Tranche C	—%	3.75%
Tranche D	4.24%	3.75%
Tranche E	4.24%	3.75%
Tranche F	4.24%	3.75%
Tranche G	4.26%	—%
Debt Issuance Costs, Premiums and Discounts
During the year ended September 30, 2017, the Company recorded refinancing costs of $39.8 million representing debt issuance costs and premium expensed in conjunction with the new Tranche G Term Loans, the refinancing of the Tranche C Term Loans, and additional $300 million tack-on to the 6.375% Senior Subordinated Notes. During the year ended September 30, 2016, the Company recorded refinancing costs of $15.8 million representing debt issuance costs expensed in conjunction with the refinancing of the Tranche C Term Loans. During the year ended September 30, 2015 the Company recorded refinancing costs of $18.4 million representing debt issuance costs expensed in conjunction with the refinancing of the Tranche B Term Loans and Revolving B Commitments.

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
The Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the Notes. The Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its 100%-owned domestic subsidiaries named in the indentures. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. See Note 25, “Supplemental Guarantor Information,” for further details. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries. The Notes contain many of the restrictive covenants included in the Restated Credit Agreement. TransDigm is in compliance with all the covenants contained in the Notes.
At September 30, 2017, future maturities of long-term debt are as follows (in thousands):

Years ended September 30,
2018	$70,031
2019	70,031
2020	70,031
2021	1,385,219
2022	2,641,834
Thereafter	7,335,863
$11,573,009
12.    RETIREMENT PLANS
Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the years ended September 30, 2017, 2016 and 2015 was approximately $14.6 million, $12.7 million and $9.9 million, respectively.
Defined Benefit Pension Plans—The Company maintains certain non-contributory defined benefit pension plans. The Company’s funding policy is to contribute actuarially determined amounts allowable under tax and statutory regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans.
The Company maintains certain qualified, non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The plan assets as of September 30, 2017 and 2016 were approximately $69.9 million and $67.0 million, respectively. The Company’s projected benefit obligation for these defined benefit pension plans at September 30, 2017 and 2016 was $91.7 million and $100.6 million, respectively. The total liability recognized at September 30, 2017 and 2016 was $21.8 million and $33.6 million, respectively. The decrease in the total liability at September 30, 2017 compared to September 30, 2016 is primarily attributable to the change in pension assumptions, particularly a higher discount rate and expected rate of return on assets, for the AmSafe Bridport Limited pension plan.
The net periodic pension cost recognized in the consolidated statements of income for the years ended September 30, 2017, 2016, and 2015 was $1.7 million, $1.0 million, and $0.6 million, respectively.

The Company has a non-qualified, non-contributory defined benefit pension plan, which covers certain retired employees. The plan is unfunded and provides defined benefits based on the final average salary of the employees as defined in the plan. The projected benefit obligation for this defined benefit pension plan and the total liability recognized in the Consolidated Balance Sheet at September 30, 2017 and 2016 was approximately $8.8 million and $8.6 million, respectively. The net periodic pension cost recognized in the consolidated statements of income for each of the years ended September 30, 2017, 2016 and 2015 was $0.4 million.
13.    INCOME TAXES
The Company’s income tax provision on income from continuing operations consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2017	2016	2015
Current
Federal	$179,884	$153,957	$163,182
State	8,596	9,234	7,823
Foreign	21,327	12,703	17,947
	209,807	175,894	188,952
Deferred	(918)	5,808	660
	$208,889	$181,702	$189,612
The differences between the income tax provision on income from continuing operations at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2017	2016	2015
Tax at statutory rate of 35%	$293,129	$268,841	$222,888
State and local income taxes, net of federal benefit	4,042	2,677	4,931
Stock compensation	(50,314)	(43,565)	—
Foreign rate differential	(29,685)	(30,079)	(14,332)
Domestic manufacturing deduction	(17,832)	(16,902)	(17,834)
Other—net	9,549	730	(6,041)
Income tax provision	$208,889	$181,702	$189,612
The components of the deferred taxes consist of the following at September 30 (in thousands):

	2017	2016
Deferred tax liabilities:
Intangible assets	$(647,140)	$(627,633)
Property, plant and equipment	(29,240)	(31,438)
Unremitted foreign earnings	(10,784)	(9,434)
Employee benefits, compensation and other accrued obligations	107,195	86,229
Inventory	31,077	22,382
Net operating losses	33,462	29,266
Interest rate swaps and caps	15,961	36,478
Environmental	15,518	16,958
Product warranties	7,419	9,007
Other	8,797	3,216
Total	(467,735)	(464,969)
Add: Valuation allowance	(33,214)	(27,286)
Total net deferred tax liabilities	$(500,949)	$(492,255)

At September 30, 2017, the Company has United Kingdom net operating loss carryforwards of approximately $23.3 million, German net operating loss carryforwards of approximately $4.3 million and state net operating loss carryforwards of approximately $819.5 million that expire in various years from 2017 to 2034. A valuation allowance has been established equal to the amount of the net operating losses that the Company believes will not be utilized. The Company had state tax credit carryforwards of $2.6 million that expire from 2023 to 2029.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, Malaysia, Mexico, Norway, Singapore, Sri Lanka, Sweden and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2014. The Company is currently under examination in the U.S. for its fiscal 2014 federal taxes. The Company expects the examinations to be completed during fiscal 2018. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.
The cumulative amount of the Company’s foreign undistributed net earnings for which no deferred taxes have been provided is approximately $176.0 million at September 30, 2017. The Company has no plans to repatriate such earnings in the foreseeable future.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016
Balance at beginning of period	$8,706	$6,859
Additions based on tax positions related to the prior year	500	2,014
Additions based on tax positions related to the current year	1,643	913
Reductions based on tax positions related to the prior year	(963)	(801)
Lapse in statute of limitations	(1,231)	(1,483)
Acquisitions	—	1,204
Balance at end of period	$8,655	$8,706
Unrecognized tax benefits at September 30, 2017 and 2016, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $8.7 million in each period. The Company classifies all income tax related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2017, 2016 and 2015. As of September 30, 2017 and 2016, the Company accrued $1.2 million and $1.1 million, respectively, for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2017.
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

Liabilities for losses from environmental remediation obligations do not consider the effects of inflation and anticipated expenditures are not discounted to their present value. The liabilities are not offset by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal superfund sites or similar state-managed sites, third party indemnity obligations, and an assessment of the likelihood that such parties will fulfill their obligations at such sites.
The Company’s consolidated balance sheets includes environmental remediation obligations at September 30, 2017 and 2016 of $39.9 million and $46.1 million, respectively.
15.    CAPITAL STOCK
TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2017 and 2016 was 56,093,659 and 55,767,767, respectively. The total number of shares held in treasury at September 30, 2017 and 2016 were 4,159,207 and 2,433,035, respectively. There were no shares of preferred stock outstanding at September 30, 2017 and 2016. The terms of the preferred stock have not been established.
The Board of Directors has previously authorized a common share repurchase program, which has been subject to amendments. On January 26, 2017, our Board of Directors increased the authorized amount of repurchases allowable under the stock program from $450 million to $472 million. The increase in the allowable repurchases under the stock repurchase program aligned the program with the restricted payments allowable under the Credit Agreement. On March 7, 2017, our Board of Directors authorized a new stock repurchase program replacing the $472 million program permitting repurchases of a portion of outstanding shares not to exceed $600 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
During the fiscal year ended September 30, 2017, in the aggregate, the Company repurchased 1,723,624 shares at a cost of $389.8 million at the weighted average cost of $226.16 under its stock repurchase programs.
As of September 30, 2017, the remaining amount of repurchases allowable under the $600 million program was $360.2 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
On November 8, 2017, our Board of Directors, authorized a new stock repurchase program replacing the $600 million program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
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
The following table presents net sales by reportable segment (in thousands):

	Fiscal Years Ended September 30,
	2017	2016	2015
Net sales to external customers
Power & Control	$1,948,166	$1,621,741	$1,330,135
Airframe	1,442,073	1,447,894	1,280,706
Non-aviation	114,047	101,776	96,274
	$3,504,286	$3,171,411	$2,707,115
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Fiscal Years Ended September 30,
	2017	2016	2015
EBITDA As Defined
Power & Control	$981,041	$787,418	$653,050
Airframe	726,619	709,858	585,472
Non-aviation	41,460	28,228	22,406
Total segment EBITDA As Defined	1,749,120	1,525,504	1,260,928
Unallocated corporate expenses	38,557	30,308	27,274
Total Company EBITDA As Defined	1,710,563	1,495,196	1,233,654
Depreciation and amortization	141,025	121,670	93,663
Interest expense, net	602,589	483,850	418,785
Acquisition-related costs	31,191	57,699	36,205
Stock compensation expense	45,524	48,306	31,500
Refinancing costs	39,807	15,794	18,393
Other, net	12,997	(239)	(1,716)
Income from continuing operations before income taxes	$837,430	$768,116	$636,824

The following table presents capital expenditures and depreciation and amortization by segment (in thousands):

	Fiscal Years Ended September 30,
	2017	2016	2015
Capital expenditures
Power & Control	$32,424	$25,120	$24,664
Airframe	34,526	16,498	28,086
Non-aviation	3,981	2,169	1,889
Corporate	82	195	232
	$71,013	$43,982	$54,871
Depreciation and amortization
Power & Control	$85,681	$65,488	$39,336
Airframe	51,440	52,198	50,355
Non-aviation	2,745	2,860	2,846
Corporate	1,159	1,124	1,126
	$141,025	$121,670	$93,663
The following table presents total assets by segment (in thousands):

	September 30, 2017	September 30, 2016
Total assets
Power & Control	$5,218,006	$5,184,303
Airframe	3,923,172	3,922,532
Non-aviation	142,389	131,319
Corporate	614,594	1,488,123
Assets of discontinued operations	77,500	—
	$9,975,661	$10,726,277
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
Non-cash stock compensation expense recognized by the Company during the years ended September 30, 2017, 2016 and 2015 was $45.5 million, $48.3 million and $31.5 million, respectively.
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2017, 2016 and 2015 was $67.11, $57.47 and $65.57, respectively.
Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2017, there was approximately $52.4 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 2.6 years.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2017	2016	2015
Risk-free interest rate	1.56% to 2.01%	1.33% to 1.73%	1.33% to 1.64%
Expected life of options	5 years	5 years	5 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	25%	25%	35%
The risk-free interest rate is based upon the Treasury bond rates as of the grant date. The average expected life of stock-based awards is based on the Company’s actual historical exercise experience. Expected volatility of stock was calculated using a rate based upon the historical volatility of TransDigm’s common stock. Notwithstanding the special cash dividends declared and paid from time to time, the Company historically has not declared and paid regular cash dividends and does not anticipate declaring and paying regular cash dividends in future periods; thus, no dividend rate assumption is used.
The total fair value of options vested during fiscal years ended September 30, 2017, 2016 and 2015 was $42.9 million, $36.6 million and $14.9 million, respectively.
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
Performance Vested Stock Options—All of the options granted through September 30, 2017 under the 2014 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2017:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2016	147,935	$228.73
Granted	738,974	266.18
Exercised	(930)	231.16
Forfeited	(23,280)	251.79
Expired	(640)	232.64
Outstanding at September 30, 2017	862,059	$260.20	9.0 years	$(3,925,661)
Expected to vest	397,725	$260.33	9.0 years	$(1,861,447)
Exercisable at September 30, 2017	122,975	$246.01	8.8 years	$1,186,026
At September 30, 2017, there were 4,137,011 remaining shares available for award under TD Group’s 2014 stock option plan.
2006 Stock Incentive Plan
In conjunction with the consummation of the Company’s initial public offering, a 2006 stock incentive plan was adopted by TD Group. In July 2008 and March 2011, the plan was amended to increase the number of shares available for issuance thereunder. TD Group reserved 8,119,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. Awards under the plan may be in the form of options, restricted stock or other stock-based awards. Options granted under the plan will expire no later than the tenth anniversary of the applicable date of grant of the options, and will have an exercise price of not less than the fair market value of our common stock on the date of grant. Restricted stock granted under the plan vests over three years.
Restricted Stock—The Company granted 17,700 restricted stock units with a weighted-average grant date fair value of $189.97 during the fiscal year ended September 30, 2015. During the fiscal year ended September 30, 2017, 5,900 restricted stock units vested, and 5,900 restricted stock units were outstanding at September 30, 2017.

Performance Vested Stock Options—All of the options granted under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2017:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2016	5,239,871	$133.20
Granted	—	—
Exercised	(315,478)	66.67
Forfeited	(138,179)	188.90
Expired	(100)	226.34
Outstanding at September 30, 2017	4,786,114	$135.95	5.2 years	$572,875,252
Expected to vest	1,052,250	$200.32	7.4 years	$58,217,596
Exercisable at September 30, 2017	3,464,551	$110.36	4.3 years	$503,350,041
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
Time Vested Stock Options—During the fiscal year ended September 30, 2016, 5,486 of the Company’s time vested stock-based options, with a weighted-average exercise price per option of $39.88, were exercised. There were no remaining options outstanding as of September 30, 2016.
Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2017:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2016	86,329	$120.72
Granted	—	—
Exercised	(8,500)	34.88
Outstanding at September 30, 2017	77,829	$130.09	5.1 years	$9,772,209
Exercisable at September 30, 2017	77,829	$130.09	5.1 years	$9,772,209
The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2017, 2016 and 2015 was $61.1 million, $133.2 million and $206.9 million, respectively.
In addition to shares issued pursuant to options exercised, during the fiscal year ended September 30, 2017, 984 shares of common stock were issued with a weighted-average grant date fair value of $243.36 as payment to directors in lieu of cash.

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
Dividend equivalent payments on vested options were $19.5 million, $3.0 million and $3.4 million during the years ended September 30, 2017, 2016 and 2015, respectively. During the first quarter of 2017, in connection with the special dividend declared in October 2016, we paid $1,280.1 million for the special dividend and $76.4 million for the related dividend equivalent payments. During the fourth quarter of 2017, in connection with the special dividend declared in August 2017, we paid $1,142.2 million for the special dividend and $63.3 million for the related dividend equivalent payments. At September 30, 2017, there was $56.5 million recorded in accrued liabilities and $39.4 million accrued in other non-current liabilities on the consolidated balance sheets related to the future dividend equivalent payments.
18.    LEASES
TransDigm leases certain manufacturing facilities, offices, equipment and vehicles. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. Rental expense during the years ended September 30, 2017, 2016 and 2015 was $19.0 million, $18.3 million and $14.0 million, respectively.
Future minimum rental commitments at September 30, 2017 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $18.0 million in fiscal 2018, $17.5 million in fiscal 2019, $14.6 million in fiscal 2020, $12.6 million in fiscal 2021, $11.5 million in fiscal 2022, and $33.6 million thereafter.

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
The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		September 30, 2017		September 30, 2016
	Level	Carrying Amount	Fair Value	Carrying Amount		Fair Value
Assets:
Cash and cash equivalents	1	$650,561	$650,561	$1,586,994		$1,586,994
Interest rate cap agreements (1)	2	12,904	12,904	4,232		4,232
Interest rate swap agreements (1)	2	2,905	2,905	—	—	—
Liabilities:
Interest rate swap agreements (2)	2	20,740	20,740	29,191		29,191
Interest rate swap agreements (3)	2	9,731	9,731	53,824		53,824
Short-term borrowings - trade receivable securitization facility (4)	1	299,587	299,587	199,771		199,771
Long-term debt, including current portion:
Term loans (4)	2	6,889,957	6,965,628	5,234,607		5,284,037
2020 Notes (4)	1	546,757	558,250	545,701		566,500
2021 Notes (4)	1	—	—	496,859		530,000
2022 Notes (4)	1	1,143,059	1,178,750	1,141,619		1,214,688
2024 Notes (4)	1	1,191,958	1,236,000	1,190,782		1,266,000
2025 Notes (4)	1	750,149	776,807	445,856		469,125
2026 Notes (4)	1	941,194	971,375	940,412		985,625

(1)	Included in other non-current assets on the consolidated balance sheet.

(2)	Included in accrued liabilities on the consolidated balance sheet.

(3)	Included in other non-current liabilities on the consolidated balance sheet.

(4)	The carrying amount of the debt instrument is presented net of the debt issuance costs.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at September 30, 2017 and 2016.

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
The following table summarizes the Company’s interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Debt	Conversion of Related Variable Rate Debt to Fixed Rate of:
$1,000	9/30/2014	6/30/2019	Tranche G Term Loans	5.4% (2.4% plus the 3% margin percentage)
$400	9/30/2017	9/30/2022	Tranche G Term Loans	4.9% (1.9% plus the 3% margin percentage)
$750	6/30/2020	6/30/2022	Tranche F Term Loans	5.5% (2.5% plus the 3% margin percentage)
$500	12/30/2016	12/31/2021	Tranche F Term Loans	4.9% (1.9% plus the 3% margin percentage)
$1,000	6/28/2019	6/30/2021	Tranche F Term Loans	4.8% (1.8% plus the 3% margin percentage)
$750	3/31/2016	6/30/2020	Tranche D Term Loans	5.8% (2.8% plus the 3% margin percentage)
The following table summarizes the Company’s interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Debt	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$750	6/30/2020	6/30/2022	Tranche F Term Loans	Three month LIBO rate of 2.5%
$400	12/30/2016	12/31/2021	Tranche F Term Loans	Three month LIBO rate of 2.5%
$400	6/30/2016	6/30/2021	Tranche F Term Loans	Three month LIBO rate of 2.0%
$750	9/30/2015	6/30/2020	Tranche E Term Loans	Three month LIBO rate of 2.5%

All interest rate swap and cap agreements are recognized in our consolidated balance sheets at fair value. In accordance with GAAP, certain derivative asset and liability balances are offset where master netting agreements provide for the legal right of setoff. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net long-term asset or liability. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the consolidated balance sheet and the net amounts of assets and liabilities presented therein.

	September 30, 2017		September 30, 2016
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$12,904	$—	$4,232	$—
Interest rate swap agreements	9,235	(36,801)	—	(83,015)
Total	22,139	(36,801)	4,232	(83,015)
Effect of counterparty netting	(6,330)	6,330	—	—
Net derivatives as classified in the balance sheet (1)	$15,809	$(30,471)	$4,232	$(83,015)

(1)	Refer to Note 19, "Fair Value Measurements," for the consolidated balance sheet classification of our interest rate swap and cap agreements.
In connection with the refinancing of the 2011 Term Loans, the Company no longer designated the interest rate swap agreements relating to the $353 million aggregate notional amount as cash flow hedges for accounting purposes. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into earnings totaled $3.2 million for the fiscal year ended September 30, 2015. There was no remaining amortization for these dedesignated swap agreements as of September 30, 2015.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of September 30, 2017, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $24.9 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Credit Agreement.  Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into interest expense was $3.8 million for the fiscal year ended September 30, 2017. The accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the cap agreements is $10.8 million with a related tax benefit of $4.0 million as of September 30, 2017. The amount recorded as a component of accumulated other comprehensive loss in stockholders’ deficit related to these redesignated interest rate cap hedges as of September 30, 2016 was approximately $14.6 million with a related tax benefit of $5.5 million.

21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of “Accumulated other comprehensive loss” (“AOCI”) in the consolidated balance sheets, net of taxes, for the years ended September 30, 2017, 2016 and 2015 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (2)	Defined benefit pension plan activity (3)	Currency translation adjustment	Total
Balance at September 30, 2015	$(51,492)	$(12,013)	$(32,504)	$(96,009)
Other comprehensive loss before reclassification	(9,664)	(12,284)	(31,846)	(53,794)
Amounts reclassified from AOCI related to interest rate swap agreements (1)	16	—	—	16
Net current-period other comprehensive loss	$(9,648)	$(12,284)	$(31,846)	$(53,778)
Balance at September 30, 2016	$(61,140)	$(24,297)	$(64,350)	$(149,787)
Other comprehensive gain before reclassification	32,072	7,932	22,241	62,245
Amounts reclassified from AOCI related to interest rate swap agreements (1)	2,399	—	—	2,399
Net current-period other comprehensive gain	$34,471	$7,932	$22,241	$64,644
Balance at September 30, 2017	$(26,669)	$(16,365)	$(42,109)	$(85,143)

(1)	This component of AOCI is included in interest expense (see Note 20, “Derivatives and Hedging Activities,” for additional details).

(2)	Unrealized (loss) gain represents interest rate swap and cap agreements, net of taxes of $(20,663), $6,868 and $20,716 for the years ended September 30, 2017, 2016 and 2015, respectively.

(3)	Defined benefit pension plan activity represent pension liability adjustments, net of taxes of $(4,130), $6,017 and $3,299, respectively.
A summary of reclassifications out of accumulated other comprehensive loss for or the years ended September 30, 2017 is provided below (in thousands):

Description of reclassifications out of accumulated other comprehensive loss	Amount reclassified
Amortization from redesignated interest rate cap agreements (1)	$3,829
Deferred tax benefit from redesignated interest rate cap agreements	(1,430)
Losses reclassified into earnings, net of tax	$2,399

(1)	This component of accumulated other comprehensive loss is included in interest expense (see Note 20, “Derivatives and Hedging Activity,” for additional information).

22.    DISCONTINUED OPERATIONS
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to dispose of the Schroth business.  Therefore, Schroth was classified as held-for-sale as of September 30, 2017. The results of operations of Schroth are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company previously acquired Schroth in February 2017 (refer to Note 2, “Acquisitions”). Schroth designs and manufactures proprietary, highly engineered, advanced safety systems for aviation, racing and military ground vehicles around the world.
The loss from discontinued operations in the consolidated statements of income includes a $32.0 million impairment charge to write down the Schroth assets to fair value. The impairment charge recorded in the fourth quarter of 2017 was based on an internal assessment of the recovery of Schroth’s assets.  Schroth’s assets have been recorded at fair value in the consolidated balance sheets as of September 30, 2017. The following is the summarized operating results from the date of acquisition of February 22, 2017 to September 30, 2017 (in thousands):

2017
Net sales	$24,590
Loss from discontinued operations before income taxes	(5,709)
Loss on classification as held-for-sale before income taxes	(32,000)
Income tax benefit	6,055
Loss from discontinued operations	$(31,654)
At September 30, 2017, Schroth’s assets-held-for sale and liabilities held-for sale are $77.5 million and $17.3 million, respectively. The following is the summarized balance sheet of Schroth’s assets and liabilities held-for-sale as of September 30, 2017 (in thousands):

Assets and Liabilities of Discontinued Operations Held-for-Sale	Fiscal Year Ended September 30, 2017
Trade accounts receivable—Net	$5,975
Inventories—Net	9,060
Prepaid expenses and other	809
Property, plant, and equipment—Net	4,367
Goodwill	26,783
Other intangible assets—Net	29,841
Other	665
Total assets of discontinued operations	$77,500

Accounts payable	$1,247
Accrued liabilities	12,801
Deferred income taxes	3,256
Total liabilities of discontinued operations	$17,304

23.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 31, 2016	Second Quarter Ended April 1, 2017	Third Quarter Ended July 1, 2017	Fourth Quarter Ended September 30, 2017
	(in thousands, except per share amounts)
Year Ended September 30, 2017(1)
Net sales(2)	$814,018	$868,728	$897,655	$923,885
Gross profit(2)	444,255	489,437	519,696	531,239
Income from continuing operations(2)	118,871	155,691	169,832	184,147
Loss from discontinued operations(2)	—	(186)	(779)	(30,689)
Net income(2)	118,871	155,505	169,053	153,458
Net earnings per share from continuing operations—basic and diluted(3)	$0.41	$2.78	$3.09	$2.21
Net loss per share from discontinued operations —basic and diluted(3)	—	—	(0.01)	(0.56)
Net earnings per share—basic and diluted(3)	$0.41	$2.78	$3.08	$1.65

	First Quarter Ended January 2, 2016	Second Quarter Ended April 2, 2016	Third Quarter Ended July 2, 2016	Fourth Quarter Ended September 30, 2016
	(in thousands, except per share amounts)
Year Ended September 30, 2016
Net sales(2)	$701,695	$796,801	$797,692	$875,223
Gross profit(2)	374,567	425,662	443,515	484,319
Net income(2)	129,441	141,683	160,622	154,668
Net earnings per share—basic and diluted(3)	$2.23	$2.52	$2.88	$2.77

(1)
Results adjusted to reflect amounts reclassified to discontinued operations due to the Company’s classification of Schroth as discontinued operations at September 30, 2017. See Note 22, “Discontinued Operations,” for additional information.

(2)	The Company’s operating results include the results of operations of acquisitions from the effective date of each acquisition. See Note 2 “Acquisitions,” for additional details.

(3)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share.
24.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm’s 2020 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of September 30, 2017 and September 30, 2016 and its statements of income and cash flows for the fiscal years ended September 30, 2017, 2016 and 2015 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2017
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,416	$439,473	$(203)	$208,875	$—	$650,561
Trade accounts receivable—Net	—	—	25,069	652,807	(41,749)	636,127
Inventories—Net	—	47,051	571,712	114,018	(2,100)	730,681
Assets held-for-sale	—	—	6,428	71,072	—	77,500
Prepaid expenses and other	—	4,746	24,141	9,796	—	38,683
Total current assets	2,416	491,270	627,147	1,056,568	(43,849)	2,133,552
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(2,953,620)	10,263,999	7,599,210	966,675	(15,876,264)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	16,032	261,434	47,458	—	324,924
GOODWILL	—	85,905	4,996,034	663,399	—	5,745,338
OTHER INTANGIBLE ASSETS—Net	—	27,620	1,438,006	252,236	—	1,717,862
OTHER	—	20,316	27,567	6,102	—	53,985
TOTAL ASSETS	$(2,951,204)	$10,905,142	$14,949,398	$2,992,438	$(15,920,113)	$9,975,661
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$69,454	$—	$—	$—	$69,454
Short-term borrowings—trade receivable securitization facility	—	—	—	299,587	—	299,587
Accounts payable	—	14,712	137,948	37,667	(41,566)	148,761
Accrued liabilities	—	180,916	103,902	51,070	—	335,888
Liabilities held-for-sale	—	—	—	17,304	—	17,304
Total current liabilities	—	265,082	241,850	405,628	(41,566)	870,994
LONG-TERM DEBT	—	11,393,620	—	—	—	11,393,620
DEFERRED INCOME TAXES	—	442,415	(99)	58,633	—	500,949
OTHER NON-CURRENT LIABILITIES	—	61,347	73,245	26,710	—	161,302
Total liabilities	—	12,162,464	314,996	490,971	(41,566)	12,926,865
STOCKHOLDERS’ (DEFICIT) EQUITY	(2,951,204)	(1,257,322)	14,634,402	2,501,467	(15,878,547)	(2,951,204)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,951,204)	$10,905,142	$14,949,398	$2,992,438	$(15,920,113)	$9,975,661

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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$143,631	$2,911,950	$535,129	$(86,424)	$3,504,286
COST OF SALES	—	79,403	1,191,770	333,985	(85,499)	1,519,659
GROSS PROFIT	—	64,228	1,720,180	201,144	(925)	1,984,627
SELLING AND ADMINISTRATIVE EXPENSES	69	97,677	284,819	33,010	—	415,575
AMORTIZATION OF INTANGIBLE ASSETS	—	1,003	80,053	8,170	—	89,226
(LOSS) INCOME FROM OPERATIONS	(69)	(34,452)	1,355,308	159,964	(925)	1,479,826
INTEREST EXPENSE (INCOME)—Net	—	614,353	(1,248)	(10,516)	—	602,589
REFINANCING COSTS	—	39,807	—	—	—	39,807
EQUITY IN INCOME OF SUBSIDIARIES	(596,956)	(1,318,945)	—	—	1,915,901	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	596,887	630,333	1,356,556	170,480	(1,916,826)	837,430
INCOME TAX PROVISION	—	33,377	156,251	19,261	—	208,889
INCOME FROM CONTINUING OPERATIONS	596,887	596,956	1,200,305	151,219	(1,916,826)	628,541
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(9,496)	(22,158)	—	(31,654)
NET INCOME	596,887	596,956	1,190,809	129,061	(1,916,826)	596,887
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	64,644	31,603	16,310	58,856	(106,769)	64,644
TOTAL COMPREHENSIVE INCOME	$661,531	$628,559	$1,207,119	$187,917	$(2,023,595)	$661,531

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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2015
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$131,378	$2,262,842	$324,675	$(11,780)	$2,707,115
COST OF SALES	—	79,174	973,908	215,968	(11,780)	1,257,270
GROSS PROFIT	—	52,204	1,288,934	108,707	—	1,449,845
SELLING AND ADMINISTRATIVE EXPENSES	—	72,792	197,914	50,918	—	321,624
AMORTIZATION OF INTANGIBLE ASSETS	—	1,392	45,337	7,490	—	54,219
(LOSS) INCOME FROM OPERATIONS	—	(21,980)	1,045,683	50,299	—	1,074,002
INTEREST EXPENSE (INCOME)—Net	—	430,224	(487)	(10,952)	—	418,785
REFINANCING COSTS	—	18,393	—	—	—	18,393
EQUITY IN INCOME OF SUBSIDIARIES	(447,212)	(773,510)	—	—	1,220,722	—
INCOME BEFORE INCOME TAXES	447,212	302,913	1,046,170	61,251	(1,220,722)	636,824
INCOME TAX (BENEFIT) PROVISION	—	(144,299)	315,017	18,894	—	189,612
NET INCOME	$447,212	$447,212	$731,153	$42,357	$(1,220,722)	$447,212
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(70,838)	(55,338)	770	(29,147)	83,715	(70,838)
TOTAL COMPREHENSIVE INCOME (LOSS)	$376,374	$391,874	$731,923	$13,210	$(1,137,007)	$376,374

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(69)	$(587,800)	$1,334,099	$42,028	$475	$788,733
INVESTING ACTIVITIES:
Capital expenditures	—	(1,984)	(63,305)	(5,724)	—	(71,013)
Acquisition of business, net of cash acquired	—	(136,295)	—	—	—	(136,295)
Acquisition of Schroth, net of cash acquired	—	(79,695)	—	—	—	(79,695)
Net cash used in investing activities	—	(217,974)	(63,305)	(5,724)	—	(287,003)
FINANCING ACTIVITIES:
Intercompany activities	2,939,121	(1,682,518)	(1,279,805)	23,677	(475)	—
Proceeds from exercise of stock options	21,177	—	—	—	—	21,177
Dividends paid	(2,581,552)	—	—	—	—	(2,581,552)
Treasury stock purchased	(389,821)	—	—	—	—	(389,821)
Proceeds from term loans, net	—	2,937,773	—	—	—	2,937,773
Repayment on term loans	—	(1,284,698)	—	—	—	(1,284,698)
Cash tender and redemption of senior subordinated notes due 2021, including premium	—	(528,847)	—	—	—	(528,847)
Proceeds from senior subordinated notes, net	—	300,386	—	—	—	300,386
Proceeds from trade receivable securitization facility, net	—	99,471	—	—	—	99,471
Financing fees and other	—	(17,571)	—	—	—	(17,571)
Net cash (used in) provided by financing activities	(11,075)	(176,004)	(1,279,805)	23,677	(475)	(1,443,682)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	5,519	—	5,519
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,144)	(981,778)	(9,011)	65,500	—	(936,433)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,560	1,421,251	8,808	143,375	—	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,416	$439,473	$(203)	$208,875	$—	$650,561

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2016
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(230,931)	$944,152	$(25,496)	$(4,427)	$683,298
INVESTING ACTIVITIES:
Capital expenditures	—	(1,716)	(32,608)	(9,658)	—	(43,982)
Acquisition of business, net of cash acquired	—	(1,399,064)	—	—	—	(1,399,064)
Net cash used in investing activities	—	(1,400,780)	(32,608)	(9,658)	—	(1,443,046)
FINANCING ACTIVITIES:
Intercompany activities	192,703	580,487	(910,647)	133,030	4,427	—
Proceeds from exercise of stock options	30,112	—	—	—	—	30,112
Dividends paid	(3,000)	—	—	—	—	(3,000)
Treasury stock repurchased	(207,755)	—	—	—	—	(207,755)
Proceeds from term loans, net	—	1,711,515	—	—	—	1,711,515
Repayment on term loans	—	(834,409)	—	—	—	(834,409)
Proceeds from senior subordinated notes, net	—	939,584	—	—	—	939,584
Financing fees and other	—	(3,580)	—	—	—	(3,580)
Net cash provided by (used in) financing activities	12,060	2,393,597	(910,647)	133,030	4,427	1,632,467
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	242	—	242
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,060	761,886	897	98,118	—	872,961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500	659,365	7,911	45,257	—	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,560	$1,421,251	$8,808	$143,375	$—	$1,586,994

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2015
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(298,797)	$734,130	$82,451	$3,154	$520,938
INVESTING ACTIVITIES:
Capital expenditures	—	(2,871)	(44,564)	(7,436)	—	(54,871)
Acquisition of businesses, net of cash acquired		(1,624,278)	—	—	—	(1,624,278)
Net cash used in investing activities	—	(1,627,149)	(44,564)	(7,436)	—	(1,679,149)
FINANCING ACTIVITIES:
Intercompany activities	(120,862)	867,990	(685,448)	(58,526)	(3,154)	—
Excess tax benefits related to share-based payment arrangements	61,965	—	—	—	—	61,965
Proceeds from exercise of stock options	61,674	—	—	—	—	61,674
Dividends paid	(3,365)	—	—	—	—	(3,365)
Proceeds from term loans, net	—	1,515,954	—	—	—	1,515,954
Repayment on term loans	—	(1,025,318)	—	—	—	(1,025,318)
Proceeds from senior subordinated notes, net	—	445,303	—	—	—	445,303
Financing fees and other	—	(1,266)	—	—	—	(1,266)
Net cash (used in) provided by financing activities	(588)	1,802,663	(685,448)	(58,526)	(3,154)	1,054,947
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(2,251)	—	(2,251)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(588)	(123,283)	4,118	14,238	—	(105,515)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,088	782,648	3,793	31,019	—	819,548
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,500	$659,365	$7,911	$45,257	$—	$714,033
*****

TRANSDIGM GROUP INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016, AND 2015
(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions from Reserve(1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions
Year Ended September 30, 2017
Allowance for doubtful accounts	$4,414	$1,095	$363	$(2,053)	$3,819
Reserve for excess and obsolete inventory	80,039	17,361	4,254	(21,879)	79,775
Valuation allowance for deferred tax assets	27,286	5,928	—	—	33,214
Year Ended September 30, 2016
Allowance for doubtful accounts	$3,801	$1,043	$724	$(1,154)	$4,414
Reserve for excess and obsolete inventory	64,158	26,407	—	(10,526)	80,039
Valuation allowance for deferred tax assets	17,645	9,641	—	—	27,286
Year Ended September 30, 2015
Allowance for doubtful accounts	$4,091	$(376)	$271	$(185)	$3,801
Reserve for excess and obsolete inventory	55,586	15,554	—	(6,982)	64,158
Valuation allowance for deferred tax assets	24,267	(6,622)	—	—	17,645

(1)	The amounts in this column represent charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2017

EXHIBIT NO.	DESCRIPTION
3.54	Certificate of Formation, filed June 28, 2007, of Avionic Instruments LLC
3.165	Certificate of Formation, filed December 13, 2016, of Wings Acquisition Sub LLC (now known as Interiors In Flight LLC)
3.166	Limited Liability Agreement of Wings Acquisition Sub LLC (now known as Interiors in Flight LLC)
3.167	Certificate of Formation, filed December 13, 2016, of Wings Acquisition Co LLC (now known as SCHROTH Safety Products LLC)
3.168	Limited Liability Agreement of Wings Acquisition Co LLC (now known as SCHROTH Safety Products LLC)
10.48
Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group

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