Form 10-Q
period 2017-12-30
TransDigm Group INC
filed 2018-02-07
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 30, 2017.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,196,309 as of January 29, 2018.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	December 30, 2017	September 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$857,862	$650,561
Trade accounts receivable - Net	556,743	636,127
Inventories - Net	743,868	730,681
Assets held-for-sale	76,282	77,500
Prepaid expenses and other	36,578	38,683
Total current assets	2,271,333	2,133,552
PROPERTY, PLANT AND EQUIPMENT - NET	327,253	324,924
GOODWILL	5,751,093	5,745,338
OTHER INTANGIBLE ASSETS - NET	1,697,432	1,717,862
OTHER	65,016	53,985
TOTAL ASSETS	$10,112,127	$9,975,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$69,214	$69,454
Short-term borrowings - trade receivable securitization facility	299,710	299,587
Accounts payable	145,045	148,761
Accrued liabilities	296,013	335,888
Liabilities held-for-sale	13,439	17,304
Total current liabilities	823,421	870,994
LONG-TERM DEBT	11,378,320	11,393,620
DEFERRED INCOME TAXES	339,439	500,949
OTHER NON-CURRENT LIABILITIES	170,660	161,302
Total liabilities	12,711,840	12,926,865
STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 56,282,741 and 56,093,659 at December 30, 2017 and September 30, 2017, respectively	563	561
Additional paid-in capital	1,113,142	1,095,319
Accumulated deficit	(2,876,954)	(3,187,220)
Accumulated other comprehensive loss	(61,743)	(85,143)
Treasury stock, at cost; 4,159,207 shares at December 30, 2017 and September 30, 2017	(774,721)	(774,721)
Total stockholders’ deficit	(2,599,713)	(2,951,204)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,112,127	$9,975,661
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEK PERIODS ENDED
DECEMBER 30, 2017 AND DECEMBER 31, 2016
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	December 30, 2017	December 31, 2016
NET SALES	$847,960	$814,018
COST OF SALES	371,310	369,763
GROSS PROFIT	476,650	444,255
SELLING AND ADMINISTRATIVE EXPENSES	106,528	101,715
AMORTIZATION OF INTANGIBLE ASSETS	17,112	25,531
INCOME FROM OPERATIONS	353,010	317,009
INTEREST EXPENSE - NET	160,933	146,004
REFINANCING COSTS	1,113	32,084
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	190,964	138,921
INCOME TAX PROVISION	(121,047)	20,050
INCOME FROM CONTINUING OPERATIONS	$312,011	$118,871
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	2,764	—
NET INCOME	$314,775	$118,871
NET INCOME APPLICABLE TO COMMON STOCK	$258,627	$22,900
Net earnings per share:
Net earnings per share from continuing operations--basic and diluted	$4.60	$0.41
Net earnings per share from discontinued operations--basic and diluted	0.05	—
Net earnings per share	$4.65	$0.41
Cash dividends paid per common share	$—	$24.00
Weighted-average shares outstanding:
Basic and diluted	55,600	56,524
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIODS ENDED
DECEMBER 30, 2017 AND DECEMBER 31, 2016
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	December 30, 2017	December 31, 2016
Net income	$314,775	$118,871
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,152	(28,052)
Interest rate swap and cap agreements	18,248	38,775
Other comprehensive income, net of tax	23,400	10,723
TOTAL COMPREHENSIVE INCOME	$338,175	$129,594
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 30, 2017
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2017	56,093,659	$561	$1,095,319	$(3,187,220)	$(85,143)	(4,159,207)	$(774,721)	$(2,951,204)
Unvested dividend equivalents and other	—	—	—	(4,509)	—	—	—	(4,509)
Compensation expense recognized for employee stock options and restricted stock	—	—	10,533	—	—	—	—	10,533
Exercise of employee stock options, restricted stock activity and other, net	189,082	2	7,290	—	—	—	—	7,292
Net income	—	—	—	314,775	—	—	—	314,775
Foreign currency translation adjustments	—	—	—	—	5,152	—	—	5,152
Interest rate swaps and caps, net of tax	—	—	—	—	18,248	—	—	18,248
BALANCE, DECEMBER 30, 2017	56,282,741	$563	$1,113,142	$(2,876,954)	$(61,743)	(4,159,207)	$(774,721)	$(2,599,713)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	December 30, 2017	December 31, 2016
OPERATING ACTIVITIES:
Net income	$314,775	$118,871
Net income from discontinued operations	(2,764)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,385	12,284
Amortization of intangible assets and product certification costs	17,254	25,764
Amortization of debt issuance costs, original issue discount and premium	5,319	4,620
Refinancing costs	1,113	32,084
Non-cash equity compensation	11,113	10,020
Deferred income taxes	(170,137)	(493)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	81,175	59,812
Inventories	(12,508)	8,365
Income taxes receivable/payable	50,468	21,148
Other assets	1,531	(4,826)
Accounts payable	(4,428)	(26,200)
Accrued interest	1,672	(2,550)
Accrued and other liabilities	(15,157)	(33,108)
Net cash provided by operating activities	292,811	225,791
INVESTING ACTIVITIES:
Capital expenditures	(15,290)	(21,807)
Payments made in connection with acquisitions	—	(30,002)
Net cash used in investing activities	(15,290)	(51,809)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,290	3,648
Special dividend and dividend equivalent payments	(56,148)	(1,375,998)
Proceeds from term loans, net	793,864	1,132,774
Repayment on term loans	(815,631)	(16,151)
Cash tender and redemption of senior subordinated notes due 2021, including premium	—	(528,847)
Other	(362)	(143)
Net cash used in financing activities	(70,987)	(784,717)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	767	(3,899)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	207,301	(614,634)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	650,561	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$857,862	$972,360
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$153,929	$143,702
Cash refunded during the period for income taxes	$(267)	$(956)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEK PERIODS ENDED DECEMBER 30, 2017 AND DECEMBER 31, 2016
(UNAUDITED)

1.    DESCRIPTION OF THE BUSINESS
Description of the Business – TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly every commercial and military aircraft in service today. TransDigm Inc., along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries (collectively, with TD Group, the “Company” or “TransDigm”), offers a broad range of proprietary aerospace components. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc. TD Group’s common stock is listed on the New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2017 included in TD Group’s Form 10-K filed on November 13, 2017. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2017 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 30, 2017 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior year financial statements to conform to current year presentation related to an organizational realignment effective October 1, 2017 of certain businesses comprising the Power & Control and the Non-Aviation segments.
3.    ACQUISITIONS AND DIVESTITURES
During the fiscal year ended September 30, 2017, the Company completed the acquisitions of three separate aerospace product lines (collectively, "Third Quarter 2017 Acquisitions"). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. As of December 30, 2017, the one-year measurement period is open for the Third Quarter 2017 Acquisitions; therefore, the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of the respective one-year measurement period. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirteen week period ended December 30, 2017 or December 31, 2016 are not material and, accordingly, are not provided.
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
Third Quarter 2017 Acquisitions – The Third Quarter 2017 Acquisitions were acquired for a total purchase price of approximately $106.3 million in cash, which includes working capital settlements totaling $1.0 million paid in the third and fourth quarters of 2017. All three product lines consist primarily of proprietary, sole source products with significant aftermarket content. The products include highly engineered aerospace controls, quick disconnect couplings, and communication electronics. Each product line acquired was consolidated into an existing TransDigm reporting unit within TransDigm's Power & Control segment. The Company expects that approximately $66 million of goodwill recognized for the acquisitions will be deductible for tax purposes over 15 years and approximately $9 million of goodwill recognized for the acquisitions will not be deductible for tax purposes.
Schroth – On February 22, 2017, the Company acquired all of the outstanding stock of Schroth Safety Products GmbH and certain aviation and defense assets and liabilities from subsidiaries of Takata Corporation (collectively, "Schroth"), for a total purchase price of approximately $89.7 million, of which $79.7 million was paid in cash (including a working capital settlement of $0.8 million paid in the third quarter of fiscal 2017) and the remaining approximately $10.0 million is accrued primarily related to an indemnity holdback to be settled within one year of the acquisition date.
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to dispose of the Schroth business. Therefore, Schroth was classified as held-for-sale beginning in the fourth quarter of 2017. The results of operations of Schroth are reflected as discontinued operations in the accompanying condensed consolidated financial statements. Schroth designs and manufactures proprietary, highly engineered, advanced safety systems for aviation, racing and military ground vehicles throughout the world.
On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, subject to a working capital adjustment. Further disclosure related to Schroth’s discontinued operations is included in Note 14.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which creates a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model; changes the basis for deciding when revenue is recognized over time or at a point in time; provides new and more detailed guidance on specific topics; and expands and improves disclosures about revenue. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018, which is the Company’s planned date of adoption. The Company expects to use the modified retrospective method. The Company is continuing to evaluate the impact of the standard. For each reporting unit, we have evaluated a representative sample of contracts and other agreements with our customers and evaluated the provisions contained within these contracts and agreements in consideration of the five step model specified within ASC 606. We are in the process of documenting the impact of the standard on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our assessment of ASC 606 and are also in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under ASC 606.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments," which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt this standard in the fourth quarter of fiscal 2017. The adoption of this standard did not have a material impact on its consolidated statement of cash flows.
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
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (ASC 815): Targeted Improvements to Accounting for Hedging Activities,” which amends the FASB’s hedge accounting model to enable entities to better portray their risk management activities in financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018, with early adoption permitted. As early adoption is permissible, the Company adopted the pronouncement beginning October 1, 2017. Changes were applied prospectively in accordance with the standard and prior periods were not adjusted. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.
5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended
	December 30, 2017	December 31, 2016
Numerator for earnings per share:
Net income from continuing operations	$312,011	$118,871
Less dividends paid on participating securities	(56,148)	(95,971)
	$255,863	$22,900
Net income from discontinued operations	2,764	—
Net income applicable to common stock - basic and diluted	$258,627	$22,900
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,024	53,365
Vested options deemed participating securities	3,576	3,159
Total shares for basic and diluted earnings per share	55,600	56,524

Net earnings per share from continuing operations - basic and diluted	$4.60	$0.41
Net earnings per share from discontinued operations - basic and diluted	0.05	—
Net earnings per share	$4.65	$0.41

6.    INVENTORIES
Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in thousands):

	December 30, 2017	September 30, 2017
Raw materials and purchased component parts	$514,300	$496,899
Work-in-progress	182,132	187,009
Finished goods	134,784	131,548
Total	831,216	815,456
Reserves for excess and obsolete inventory	(87,348)	(84,775)
Inventories - Net	$743,868	$730,681
7.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in thousands):

	December 30, 2017			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$730,635	$—	$730,635	$729,931	$—	$729,931
Technology	1,289,693	367,535	922,158	1,292,719	351,638	941,081
Order backlog	2,700	1,577	1,123	29,000	26,668	2,332
Other	63,403	19,887	43,516	63,599	19,081	44,518
Total	$2,086,431	$388,999	$1,697,432	$2,115,249	$397,387	$1,717,862
The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended December 30, 2017 and December 31, 2016 was approximately $17.1 million and $25.5 million, respectively. The estimated amortization expense is $68.9 million for fiscal year 2018 and $67.1 million for each of the five succeeding fiscal years 2019 through 2023.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2017 through December 30, 2017 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance - September 30, 2017	$3,269,981	$2,382,082	$93,275	$5,745,338
Purchase price allocation adjustments	4,370	—	—	4,370
Currency translation adjustment	—	1,385	—	1,385
Balance - December 30, 2017	$3,274,351	$2,383,467	$93,275	$5,751,093

8.    DEBT
The Company’s debt consists of the following (in thousands):

	December 30, 2017
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(290)	$—	$299,710
Term loans	$6,955,567	$(63,216)	$(19,099)	$6,873,252
5 1/2% senior subordinated notes due 2020 (2020 Notes)	550,000	(2,979)	—	547,021
6% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(6,581)	—	1,143,419
6 1/2% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(7,748)	—	1,192,252
6 1/2% senior subordinated notes due 2025 (2025 Notes)	750,000	(3,901)	4,045	750,144
6 3/8% senior subordinated notes due 2026 (2026 Notes)	950,000	(8,554)	—	941,446
	11,555,567	(92,979)	(15,054)	11,447,534
Less current portion	69,776	(562)	—	69,214
Long-term debt	$11,485,791	$(92,417)	$(15,054)	$11,378,320

	September 30, 2017
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(413)	$—	$299,587
Term loans	$6,973,009	$(64,104)	$(18,948)	$6,889,957
2020 Notes	550,000	(3,243)	—	546,757
2022 Notes	1,150,000	(6,941)	—	1,143,059
2024 Notes	1,200,000	(8,042)	—	1,191,958
2025 Notes	750,000	(4,033)	4,182	750,149
2026 Notes	950,000	(8,806)	—	941,194
	11,573,009	(95,169)	(14,766)	11,463,074
Less current portion	70,031	(577)	—	69,454
Long-term debt	$11,502,978	$(94,592)	$(14,766)	$11,393,620
Amendment No.4 to the Second Amended and Restated Credit Agreement - On November 30, 2017, the Company entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement. Pursuant to Amendment No. 4, TransDigm, among other things, converted approximately $798 million of existing tranche D term loans into additional tranche F term loans and decreased the margin applicable to the existing tranche E term loans and tranche F term loans to LIBO rate plus 2.75% per annum. The terms and conditions (other than maturity date) that apply to the tranche F term loans, including pricing, are substantially the same as the terms and conditions that apply to the tranche D term loans immediately prior to Amendment No. 4.
The Company capitalized $2.9 million and expensed $0.6 million of refinancing costs representing debt issuance costs associated with Amendment No. 4 during the thirteen week period ended December 30, 2017. Additionally, the Company wrote off $0.5 million in unamortized debt issuance costs related to the tranche D term loans that were converted to tranche F term loans.

9.    INCOME TAXES
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. The rate change is administratively effective at the beginning of our fiscal year (October 1, 2017), using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 24.5%. At December 30, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized a provisional amount of $(170.2) million related to the remeasurement of our deferred tax balance. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, we recognized a provisional amount of $23.1 million for our one-time transition tax liability. The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that we previously deferred from U.S. income taxes and is based in part on the amount of those earnings held in cash and other specified assets. However, we continue to refine the calculation of the total post-1986 E&P for our foreign subsidiaries. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets. As a result of the Act, we recognized a provisional amount of $(147.1) million as a discrete tax benefit, which is included as a component of income tax expense from continuing operations.
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended December 30, 2017 and December 31, 2016, the effective income tax rate was (63.4)% and 14.4%, respectively. The Company's lower effective tax rate for the thirteen week period ended December 30, 2017 was primarily due to the discrete adjustment related to the enactment of the Act described above. The Company’s effective tax rate for the thirteen week period ended December 30, 2017 was less than the Federal statutory tax rate primarily due to the discrete adjustment related to the enactment of the Act described above. The Company’s effective tax rate for the thirteen week period ended December 31, 2016 was less than the Federal statutory tax rate primarily due to excess tax benefits from share based payments, the domestic manufacturing deduction and foreign earnings taxed at rates lower than the U.S. statutory rate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, Japan, Malaysia, Mexico, Norway, Singapore, Sri Lanka, Sweden and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2014. The Company is currently under U.S. federal examination for fiscal 2014. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.
At December 30, 2017 and September 30, 2017, TD Group had $8.7 million in unrecognized tax benefits for both periods, the recognition of which would have an effect of approximately $8.7 million on the effective tax rate at December 30, 2017 and September 30, 2017. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $0.6 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		December 30, 2017		September 30, 2017
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$857,862	$857,862	$650,561	$650,561
Interest rate cap agreements (1)	2	14,131	14,131	12,904	12,904
Interest rate swap agreements (1)	2	11,892	11,892	2,905	2,905
Liabilities:
Interest rate swap agreements (2)	2	12,488	12,488	20,740	20,740
Interest rate swap agreements (3)	2	1,173	1,173	9,731	9,731
Short-term borrowings - trade receivable securitization facility (4)	1	299,710	299,710	299,587	299,587
Long-term debt, including current portion:
Term loans (4)	2	6,873,252	6,953,393	6,889,957	6,965,628
2020 Notes (4)	1	547,021	556,875	546,757	558,250
2022 Notes (4)	1	1,143,419	1,170,125	1,143,059	1,178,750
2024 Notes (4)	1	1,192,252	1,224,000	1,191,958	1,236,000
2025 Notes (4)	1	750,144	767,241	750,149	776,807
2026 Notes (4)	1	941,446	959,500	941,194	971,375

(1)	Included in other non-current assets on the condensed consolidated balance sheet.

(2)	Included in accrued liabilities on the condensed consolidated balance sheet.

(3)	Included in other non-current liabilities on the condensed consolidated balance sheet.

(4)	The carrying amount of the debt instrument is presented net of the debt issuance costs. Refer to Note 8, "Debt," for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at December 30, 2017 and September 30, 2017.
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
Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in condensed consolidated statements of income.
The following table summarizes the Company's interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Conversion of Related Variable Rate Debt to Fixed Rate of:
$1,000	9/30/2014	6/30/2019	Tranche G	5.40% (2.40% plus the 3.00% margin percentage)
$400	9/30/2017	9/30/2022	Tranche G	4.90% (1.90% plus the 3.00% margin percentage)
$750	6/30/2020	6/30/2022	Tranche F	5.25% (2.50% plus the 2.75% margin percentage)
$500	12/30/2016	12/31/2021	Tranche F	4.65% (1.90% plus the 2.75% margin percentage)
$1,000	6/28/2019	6/30/2021	Tranche F	4.55% (1.80% plus the 2.75% margin percentage)
$750	3/31/2016	6/30/2020	Tranche F	5.55% (2.80% plus the 2.75% margin percentage)
The following table summarizes the Company's interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$750	6/30/2020	6/30/2022	Tranche F	Three month LIBO rate of 2.50%
$400	12/30/2016	12/31/2021	Tranche F	Three month LIBO rate of 2.50%
$400	6/30/2016	6/30/2021	Tranche F	Three month LIBO rate of 2.00%
$750	9/30/2015	6/30/2020	Tranche E	Three month LIBO rate of 2.50%
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

	December 30, 2017		September 30, 2017
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$14,131	$—	$12,904	$—
Interest rate swap agreements	20,532	(22,301)	9,235	(36,801)
Total	34,663	(22,301)	22,139	(36,801)
Effect of counterparty netting	(8,642)	8,642	(6,330)	6,330
Net derivatives as classified in the balance sheet (1)	$26,021	$(13,659)	$15,809	$(30,471)

(1)	Refer to Note 10, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of December 30, 2017, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $16.9 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Credit Agreement.  Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into interest expense was $1.0 million for the both the thirteen week period ended December 30, 2017 and the thirteen week period ended December 31, 2016. The accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the cap agreements is $9.8 million with a related tax benefit of $2.7 million as of December 30, 2017.
Effective December 30, 2017, the Company redesignated the existing interest rate swap agreements related to the $750 million, the $500 million, the $1,000 million and the $750 million aggregate notional amount with swap rates of 5.25%, 4.65%, 4.55% and 5.55%, respectively, based on the expected probable cash flows associated with the tranche F term loans in consideration of the Company’s removal of the LIBO rate floor on the tranche F term loans as set forth in Amendment No. 4 to the Credit Agreement.  Accordingly, the amount recorded as a component of accumulated other comprehensive loss in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements.
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
The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include seat belts and safety restraints for ground transportation applications, mechanical/electro-mechanical actuators and controls for space applications, refueling systems for heavy equipment used in mining, construction and other industries and turbine controls for the energy and oil and gas markets. Primary customers of this segment are off-road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers, manufacturers of heavy equipment used in mining, construction and other industries and turbine original equipment manufacturers, gas pipeline builders and electric utilities.
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
Effective October 1, 2017, the Company made an organizational realignment of certain businesses comprising the Power & Control and the Non-Aviation segments. Operating results for the thirteen week period ended December 31, 2016 and total assets as of September 30, 2017 were reclassified to conform to the presentation for the thirteen week period ended December 30, 2017.
The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended
	December 30, 2017	December 31, 2016
Net sales to external customers
Power & Control	$482,718	$435,832
Airframe	333,392	348,664
Non-aviation	31,850	29,522
	$847,960	$814,018
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Thirteen Week Periods Ended
	December 30, 2017	December 31, 2016
EBITDA As Defined
Power & Control	$244,775	$212,918
Airframe	158,419	168,529
Non-aviation	8,996	9,277
Total segment EBITDA As Defined	412,190	390,724
Unallocated corporate expenses	10,657	9,529
Total Company EBITDA As Defined	401,533	381,195
Depreciation and amortization expense	30,639	38,048
Interest expense - net	160,933	146,004
Acquisition-related costs	2,074	18,568
Stock compensation expense	11,113	10,020
Refinancing costs	1,113	32,084
Other, net	4,697	(2,450)
Income from continuing operations before income taxes	$190,964	$138,921

The following table presents total assets by segment (in thousands):

	December 30, 2017	September 30, 2017
Total assets
Power & Control	$5,112,315	$5,135,459
Airframe	3,888,862	3,923,172
Non-aviation	224,934	224,936
Corporate	809,768	614,594
Assets of discontinued operations	76,248	77,500
	$10,112,127	$9,975,661
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the thirteen week period ended December 30, 2017 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity	Currency translation adjustment	Total
Balance at September 30, 2017	$(26,669)	$(16,365)	$(42,109)	$(85,143)
Current-period other comprehensive gain	17,545	—	5,152	22,697
Amounts reclassified from AOCI related to interest rate cap agreements	703	—	—	703
Balance at December 30, 2017	$(8,421)	$(16,365)	$(36,957)	$(61,743)

(1)	Unrealized loss represents interest rate swap and cap agreements, net of taxes of $(10,435) and $(23,117) for the thirteen week periods ended December 30, 2017 and December 31, 2016, respectively.
A summary of reclassifications out of accumulated other comprehensive loss for the thirteen week period ended December 30, 2017 is provided below (in thousands):

	Amount reclassified
	Thirteen Week Periods Ended
Description of reclassifications out of accumulated other comprehensive loss	December 30, 2017	December 31, 2016
Amortization from redesignated interest rate cap agreements (1)	$970	$956
Deferred tax benefit from redesignated interest rate cap agreements	(267)	(357)
Losses reclassified into earnings, net of tax	$703	$599

(1)	This component of accumulated other comprehensive loss is included in interest expense (see Note 11, “Derivatives and Hedging Activities,” for additional information).
14.    DISCONTINUED OPERATIONS
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to dispose of the Schroth business.  Therefore, Schroth was classified as held-for-sale in the fourth quarter of 2017. The results of operations of Schroth are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. The Company previously acquired Schroth in February 2017 (refer to Note 3, “Acquisitions and Divestitures”) and on January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, subject to a working capital adjustment.

The income from discontinued operations was $2.8 million in the condensed consolidated statements of income for the thirteen week period ended December 30, 2017. Previously, in the fourth quarter of 2017, we recorded a $32.0 million impairment charge to write down the Schroth assets to fair value. The impairment charge was based on an internal assessment of the recovery of Schroth’s assets. No additional impairment charge was recorded during the first quarter of fiscal 2018. Schroth’s assets have been recorded at fair value in the condensed consolidated balance sheet as of December 30, 2017. The following is the summarized operating results for Schroth for the thirteen week period ended December 30, 2017 (in thousands):

Thirteen Week Period Ended December 30, 2017
Net sales	$9,129
Income from discontinued operations before income taxes	810
Income tax provision	(1,954)
Income from discontinued operations	$2,764
At December 30, 2017, Schroth’s assets-held-for sale and liabilities held-for sale are $76.3 million and $13.4 million, respectively. The following is the summarized balance sheet of Schroth’s assets and liabilities held-for-sale as of December 30, 2017 and September 30, 2017 (in thousands):

Assets and Liabilities of Discontinued Operations Held-for-Sale	December 30, 2017	September 30, 2017
Trade accounts receivable—Net	$4,414	$5,975
Inventories—Net	8,971	9,060
Prepaid expenses and other	560	809
Property, plant, and equipment—Net	4,544	4,367
Goodwill	27,251	26,783
Other intangible assets—Net	29,868	29,841
Other	674	665
Total assets of discontinued operations	$76,282	$77,500

Accounts payable	$517	$1,247
Accrued liabilities	9,597	12,801
Deferred income taxes	3,325	3,256
Total liabilities of discontinued operations	$13,439	$17,304
15.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm’s 2020 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of December 30, 2017 and September 30, 2017 and its statements of income and comprehensive income and cash flows for the thirteen week periods ended December 30, 2017 and December 31, 2016 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 30, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,492	$758,928	$314	$95,128	$—	$857,862
Trade accounts receivable - Net	—	—	23,880	573,712	(40,849)	556,743
Inventories - Net	—	47,848	583,118	116,359	(3,457)	743,868
Assets held-for-sale	—	—	5,440	70,842	—	76,282
Prepaid expenses and other	—	4,606	22,971	9,001	—	36,578
Total current assets	3,492	811,382	635,723	865,042	(44,306)	2,271,333
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(2,603,205)	10,090,643	8,019,533	1,056,590	(16,563,561)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	15,675	263,532	48,046	—	327,253
GOODWILL	—	82,454	5,003,855	664,784	—	5,751,093
OTHER INTANGIBLE ASSETS - NET	—	27,264	1,419,518	250,650	—	1,697,432
OTHER	—	32,553	26,216	6,247	—	65,016
TOTAL ASSETS	$(2,599,713)	$11,059,971	$15,368,377	$2,891,359	$(16,607,867)	$10,112,127
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$69,214	$—	$—	$—	$69,214
Short-term borrowings - trade receivable securitization facility	—	—	—	299,710	—	299,710
Accounts payable	—	14,724	134,139	36,408	(40,226)	145,045
Accrued liabilities	—	141,893	102,232	51,888	—	296,013
Liabilities held-for-sale	—	—	—	13,439	—	13,439
Total current liabilities	—	225,831	236,371	401,445	(40,226)	823,421
LONG-TERM DEBT	—	11,378,320	—	—	—	11,378,320
DEFERRED INCOME TAXES	—	280,563	127	58,749	—	339,439
OTHER NON-CURRENT LIABILITIES	—	71,630	71,927	27,103	—	170,660
Total liabilities	—	11,956,344	308,425	487,297	(40,226)	12,711,840
STOCKHOLDERS’ (DEFICIT) EQUITY	(2,599,713)	(896,373)	15,059,952	2,404,062	(16,567,641)	(2,599,713)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,599,713)	$11,059,971	$15,368,377	$2,891,359	$(16,607,867)	$10,112,127

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,416	$439,473	$(203)	$208,875	$—	$650,561
Trade accounts receivable - Net	—	—	25,069	652,807	(41,749)	636,127
Inventories - Net	—	47,051	571,712	114,018	(2,100)	730,681
Assets held-for-sale	—	—	6,428	71,072	—	77,500
Prepaid expenses and other	—	4,746	24,141	9,796	—	38,683
Total current assets	2,416	491,270	627,147	1,056,568	(43,849)	2,133,552
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(2,953,620)	10,263,999	7,599,210	966,675	(15,876,264)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	16,032	261,434	47,458	—	324,924
GOODWILL	—	85,905	4,996,034	663,399	—	5,745,338
OTHER INTANGIBLE ASSETS - NET	—	27,620	1,438,006	252,236	—	1,717,862
OTHER	—	20,316	27,567	6,102	—	53,985
TOTAL ASSETS	$(2,951,204)	$10,905,142	$14,949,398	$2,992,438	$(15,920,113)	$9,975,661
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$69,454	$—	$—	$—	$69,454
Short-term borrowings - trade receivable securitization facility	—	—	—	299,587	—	299,587
Accounts payable	—	14,712	137,948	37,667	(41,566)	148,761
Accrued liabilities	—	180,916	103,902	51,070	—	335,888
Liabilities held-for-sale	—	—	—	17,304	—	17,304
Total current liabilities	—	265,082	241,850	405,628	(41,566)	870,994
LONG-TERM DEBT	—	11,393,620	—	—	—	11,393,620
DEFERRED INCOME TAXES	—	442,415	(99)	58,633	—	500,949
OTHER NON-CURRENT LIABILITIES	—	61,347	73,245	26,710	—	161,302
Total liabilities	—	12,162,464	314,996	490,971	(41,566)	12,926,865
STOCKHOLDERS’ (DEFICIT) EQUITY	(2,951,204)	(1,257,322)	14,634,402	2,501,467	(15,878,547)	(2,951,204)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,951,204)	$10,905,142	$14,949,398	$2,992,438	$(15,920,113)	$9,975,661

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 30, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$36,128	$685,362	$145,530	$(19,060)	$847,960
COST OF SALES	—	19,964	277,662	91,387	(17,703)	371,310
GROSS PROFIT	—	16,164	407,700	54,143	(1,357)	476,650
SELLING AND ADMINISTRATIVE EXPENSES	—	24,519	(85,640)	165,430	2,219	106,528
AMORTIZATION OF INTANGIBLE ASSETS	—	357	14,693	2,062	—	17,112
(LOSS) INCOME FROM OPERATIONS	—	(8,712)	478,647	(113,349)	(3,576)	353,010
INTEREST EXPENSE (INCOME) - NET	—	165,860	281	(5,208)	—	160,933
REFINANCING COSTS	—	1,113	—	—	—	1,113
EQUITY IN INCOME OF SUBSIDIARIES	(314,775)	(309,919)	—	—	624,694	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	314,775	134,234	478,366	(108,141)	(628,270)	190,964
INCOME TAX PROVISION	—	(180,541)	54,938	4,556	—	(121,047)
INCOME (LOSS) FROM CONTINUING OPERATIONS	314,775	314,775	423,428	(112,697)	(628,270)	312,011
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	1,686	1,078	—	2,764
NET INCOME	$314,775	$314,775	$425,114	$(111,619)	$(628,270)	$314,775
OTHER COMPREHENSIVE INCOME, NET OF TAX	23,400	18,932	8,975	13,419	(41,326)	23,400
TOTAL COMPREHENSIVE INCOME (LOSS)	$338,175	$333,707	$434,089	$(98,200)	$(669,596)	$338,175

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$30,617	$682,919	$115,766	$(15,284)	$814,018
COST OF SALES	—	17,253	299,661	68,133	(15,284)	369,763
GROSS PROFIT	—	13,364	383,258	47,633	—	444,255
SELLING AND ADMINISTRATIVE EXPENSES	—	24,320	62,699	14,696	—	101,715
AMORTIZATION OF INTANGIBLE ASSETS	—	189	23,308	2,034	—	25,531
(LOSS) INCOME FROM OPERATIONS	—	(11,145)	297,251	30,903	—	317,009
INTEREST EXPENSE (INCOME) - NET	—	148,188	137	(2,321)	—	146,004
REFINANCING COSTS	—	32,084	—	—	—	32,084
EQUITY IN INCOME OF SUBSIDIARIES	(118,871)	(294,988)	—	—	413,859	—
INCOME BEFORE INCOME TAXES	118,871	103,571	297,114	33,224	(413,859)	138,921
INCOME TAX PROVISION	—	(15,300)	34,606	744	—	20,050
NET INCOME	$118,871	$118,871	$262,508	$32,480	$(413,859)	$118,871
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	10,723	38,772	14,619	(69,304)	15,913	10,723
TOTAL COMPREHENSIVE INCOME (LOSS)	$129,594	$157,643	$277,127	$(36,824)	$(397,946)	$129,594

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 30, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(157,604)	$482,518	$(30,324)	$(1,779)	$292,811
INVESTING ACTIVITIES:
Capital expenditures	—	(268)	(13,836)	(1,186)	—	(15,290)
Net cash used in investing activities	—	(268)	(13,836)	(1,186)	—	(15,290)
FINANCING ACTIVITIES:
Intercompany activities	50,213	499,177	(468,165)	(83,004)	1,779	—
Proceeds from exercise of stock options	7,290	—	—	—	—	7,290
Special dividend and dividend equivalent payments	(56,148)	—	—	—	—	(56,148)
Proceeds from term loans, net	—	793,864	—	—	—	793,864
Repayment on term loans	—	(815,631)	—	—	—	(815,631)
Other	(279)	(83)	—	—	—	(362)
Net cash provided by (used in) financing activities	1,076	477,327	(468,165)	(83,004)	1,779	(70,987)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	767	—	767
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,076	319,455	517	(113,747)	—	207,301
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,416	439,473	(203)	208,875	—	650,561
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,492	$758,928	$314	$95,128	$—	$857,862

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2016
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(208,567)	$364,105	$70,301	$(48)	$225,791
INVESTING ACTIVITIES:
Capital expenditures	—	(354)	(19,835)	(1,618)	—	(21,807)
Payments made in connection with acquisitions	—	(30,002)	—	—	—	(30,002)
Net cash used in investing activities	—	(30,356)	(19,835)	(1,618)	—	(51,809)
FINANCING ACTIVITIES:
Intercompany activities	1,364,680	(958,757)	(347,567)	(58,404)	48	—
Proceeds from exercise of stock options	3,648	—	—	—	—	3,648
Special dividend and dividend equivalent payments	(1,375,998)	—	—	—	—	(1,375,998)
Proceeds from term loans, net	—	1,132,774	—	—	—	1,132,774
Repayment on term loans	—	(16,151)	—	—	—	(16,151)
Cash tender and redemption of the 2021 Notes, including premium	—	(528,847)	—	—	—	(528,847)
Other	—	(143)	—	—	—	(143)
Net cash (used in) provided by financing activities	(7,670)	(371,124)	(347,567)	(58,404)	48	(784,717)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(3,899)	—	(3,899)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,670)	(610,047)	(3,297)	6,380	—	(614,634)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,560	1,421,251	8,808	143,375	—	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,890	$811,204	$5,511	$149,755	$—	$972,360
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
Overview
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly every commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, databus and power controls, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.
For the first quarter of fiscal 2018, we generated net sales of $848.0 million and net income of $314.8 million. EBITDA As Defined was $401.5 million, or 47.4% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
Critical Accounting Policies and Estimates
The preparation and fair presentation of the consolidated unaudited interim financial statements and accompanying notes included in this report are the responsibility of management. The financial statements and footnotes have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare financial statements. Estimates are based on historical experience, judgments and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2017. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended September 30, 2017. Refer to Note 4, "Recent Accounting Pronouncements," for a discussion of accounting standards recently adopted or required to be adopted in the future.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	December 30, 2017	% of Sales	December 31, 2016	% of Sales
Net sales	$847,960	100.0%	$814,018	100.0%
Cost of sales	371,310	43.8%	369,763	45.4%
Selling and administrative expenses	106,528	12.6%	101,715	12.5%
Amortization of intangible assets	17,112	2.0%	25,531	3.1%
Income from operations	353,010	41.6%	317,009	38.9%
Interest expense, net	160,933	19.0%	146,004	17.9%
Refinancing costs	1,113	0.1%	32,084	3.9%
Income tax provision	(121,047)	(14.3)%	20,050	2.5%
Income from continuing operations	$312,011	36.8%	$118,871	14.6%
Income from discontinued operations, net of tax	2,764	0.3%	—	—%
Net Income	$314,775	37.1%	$118,871	14.6%
Changes in Results of Operations
Thirteen week period ended December 30, 2017 compared with the thirteen week period ended December 31, 2016
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended December 30, 2017 and December 31, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	December 30, 2017	December 31, 2016	Change
Organic sales	$838.1	$814.0	$24.1	3.0%
Acquisition sales	9.9	—	9.9	1.2%
	$848.0	$814.0	$34.0	4.2%
The increase in organic sales is primarily related to an increase in commercial aftermarket sales of $26.5 million, or 9.5%. This was partially offset by decreases in organic commercial OEM sales and defense sales of $3.9 million and $2.1 million, or 1.8% and 0.7%, respectively, for the quarter ended December 30, 2017 compared to the quarter ended December 31, 2016.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above for the thirteen week period ended December 30, 2017 was attributable to the Third Quarter 2017 Acquisitions described in Note 3, "Acquisitions and Divestitures."

•
Cost of Sales and Gross Profit. Cost of sales increased by $1.5 million, or 0.4%, to $371.3 million for the thirteen week period ended December 30, 2017 compared to $369.8 million for the thirteen week period ended December 31, 2016. Cost of sales and the related percentage of total sales for the thirteen week periods ended December 30, 2017 and December 31, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 30, 2017	December 31, 2016	Change	% Change
Cost of sales - excluding costs below	$369.3	$351.7	$17.6	5.0%
% of total sales	43.5%	43.2%
Inventory purchase accounting adjustments	—	16.6	(16.6)	(100.0)%
% of total sales	—%	2.0%
Acquisition integration costs	0.9	0.5	0.4	80.0%
% of total sales	0.1%	0.1%
Stock compensation expense	1.1	1.0	0.1	10.0%
% of total sales	0.1%	0.1%
Total cost of sales	$371.3	$369.8	$1.5	0.4%
% of total sales	43.8%	45.4%
Gross profit	$476.7	$444.3	$32.4	7.3%
Gross profit percentage	56.2%	54.6%	1.6
The net increase in the dollar amount of cost of sales during the thirteen week period ended December 30, 2017 was primarily due to increased volume associated with the sales from acquisitions and organic commercial aftermarket sales growth. This increase due to volume was offset by reduced inventory purchase accounting adjustments as shown in the table above.
Gross profit as a percentage of sales increased by 1.6 percentage points to 56.2% for the thirteen week period ended December 30, 2017 from 54.6% for the thirteen week period ended December 31, 2016. The dollar amount of gross profit increased by $32.4 million, or 7.3%, for the quarter ended December 30, 2017 compared to the comparable quarter in the prior year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $6.2 million for the quarter ended December 30, 2017, which represented gross profit of approximately 62.3% of the acquisition sales.

•
Organic sales growth as described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $10.1 million for the quarter ended December 30, 2017.

•
Further increases in gross profit were due to lower inventory purchase accounting adjustments of $16.6 million slightly offset by slight increases in acquisition integration costs of $0.4 million and stock compensation expense of $0.1 million for the quarter ended December 30, 2017.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $4.8 million to $106.5 million, or 12.6% of sales, for the thirteen week period ended December 30, 2017 from $101.7 million, or 12.5% of sales, for the thirteen week period ended December 31, 2016. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended December 30, 2017 and December 31, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 30, 2017	December 31, 2016	Change	% Change
Selling and administrative expenses - excluding costs below	$95.4	$91.2	$4.2	4.6%
% of total sales	11.3%	11.2%
Stock compensation expense	10.0	9.0	1.0	11.1%
% of total sales	1.2%	1.1%
Acquisition-related expenses	1.1	1.5	(0.4)	(26.7)%
% of total sales	0.1%	0.2%
Total selling and administrative expenses	$106.5	$101.7	$4.8	4.7%
% of total sales	12.6%	12.5%

The increase in the dollar amount of selling and administrative expenses during the quarter ended December 30, 2017 is primarily due to higher selling and administrative expenses relating to recent acquisitions and an increase in stock compensation expense. These increases are slightly offset a reduction of acquisition-related expenses.

•
Amortization of Intangible Assets. Amortization of intangible assets was $17.1 million for the quarter ended December 30, 2017 compared to $25.5 million in the quarter ended December 31, 2016. The decrease in amortization expense of $8.4 million was due to the order backlog recorded in connection with the 2016 acquisitions becoming fully amortized. This was slightly offset by amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the Third Quarter 2017 acquisitions.

•
Refinancing Costs. Refinancing costs of $1.1 million were recorded for the quarter ended December 30, 2017, $0.6 million of refinancing costs related to Amendment No. 4 to the Credit Agreement and a write-off of $0.5 million in unamortized debt issuance costs also related to Amendment No. 4 to the Credit Agreement as disclosed in Note 8, "Debt," to the condensed consolidated financial statements. Refinancing costs of $32.1 million were recorded for the quarter ended December 31, 2016 representing debt issuance costs expensed in connection with the debt financing activity during the first quarter of the previous year, which primarily consisted of $28.8 million in premium paid on the redemption of the 2021 Notes and the write-off of $3.1 million in unamortized debt issuance costs.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $14.9 million, or 10.2%, to $160.9 million for the quarter ended December 30, 2017 from $146.0 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $11,873 million for the quarter ended December 30, 2017 and approximately $11,014 million for the quarter ended December 31, 2016. The increase in weighted average level of borrowings was due to the additional 2025 Notes offering of $300 million in the second fiscal quarter of 2017, the additional $100 million drawn on the trade receivable securitization facility in the fourth quarter of fiscal 2017 and the additional net debt financing of $575 million in the fourth quarter of fiscal 2017. The weighted average interest rate for cash interest payments on total borrowings outstanding at December 30, 2017 was 5.2%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately (63.4)% for the quarter ended December 30, 2017 compared to 14.4% for the quarter ended December 31, 2016. The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 24.5%. At December 30, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized a provisional amount of $(170.2) million related to the remeasurement of our deferred tax balance. However, we are still analyzing certain aspects of the Act and refining our calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, we recognized a provisional amount $23.1 million for our one-time transition tax liability. The one-time transition tax is based on our total post-1986 E&P that we previously deferred from US income taxes and is based in part on the amount of those earnings held in cash and other specified assets. However, we continue to refine the calculation of the total post-1986 E&P for our foreign subsidiaries. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets. As a result of the Act, we recognized a provisional amount of $(147.1) million as a discrete tax benefit, which is included as a component of income tax expense from continuing operations. The Company's lower effective tax rate for the thirteen week period ended December 30, 2017 was primarily due to the discrete adjustment related to the enactment of the Act described above. The Company’s effective tax rate for the thirteen week period ended December 30, 2017 was less than the Federal statutory tax rate primarily due to the discrete adjustment related to the enactment of the Act described above. The Company’s effective tax rate for the thirteen week period ended December 31, 2016 was less than the Federal statutory tax rate primarily due to excess tax benefits from share based payments, the domestic manufacturing deduction and foreign earnings taxed at rates lower than the U.S. statutory rate.

•
Income from Discontinued Operations. Income from discontinued operations was a result of positive operating income and a favorable impact from a remeasurement of the tax liability for Schroth. In the fourth quarter of 2017, a loss was recorded in connection with an impairment charge to mark Schroth's assets down to fair value. There was no additional impairment charge recorded for the quarter ended December 30, 2017. Refer to Note 14, “Discontinued Operations,” for further details.

•
Net Income. Net income increased $195.9 million, or 164.8%, to $314.8 million for the quarter ended December 30, 2017 compared to net income of $118.9 million for the quarter ended December 31, 2016, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $4.65 for the quarter ended December 30, 2017 and $0.41 per share for the quarter ended December 31, 2016. For the quarter ended December 30, 2017, basic and diluted earnings per share from continuing operations and discontinued operations were $4.60 and $0.05, respectively. Net income for the quarter ended December 30, 2017 of $314.8 million was decreased by dividend equivalent payments of $56.1 million resulting in net income available to common shareholders of $258.6 million. Net income for the thirteen week period ended December 31, 2016 of $118.9 million was decreased by an allocation of dividends on participating securities of $96.0 million, or $1.70 per share, resulting in net income available to common shareholders of $22.9 million.

Business Segments
Effective October 1, 2017, the Company made an organizational realignment of certain businesses comprising the Power & Control and the Non-Aviation segments. Operating results for the thirteen week period ended December 31, 2016 were reclassified to conform to the presentation for the thirteen week period ended December 30, 2017.

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended December 30, 2017 and December 31, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 30, 2017	% of Sales	December 31, 2016	% of Sales	Change	% Change
Power & Control	$482.7	56.9%	$435.8	53.5%	$46.9	10.8%
Airframe	333.4	39.3%	348.6	42.8%	(15.2)	(4.4)%
Non-aviation	31.9	3.8%	29.6	3.7%	2.3	7.8%
	$848.0	100.0%	$814.0	100.0%	$34.0	4.2%
Acquisition sales for the Power & Control segment totaled $9.9 million, or an increase of 2.3%, resulting from the Third Quarter 2017 Acquisitions in fiscal year 2017. Organic sales increased $37.0 million, or an increase of 8.5%, for the thirteen week period ended December 30, 2017 compared to the thirteen week period ended December 31, 2016. The organic sales increase resulted from increases in commercial aftermarket sales ($14.7 million, an increase of 11.2%), defense sales ($10.6 million, an increase of 5.3%), and commercial OEM sales ($9.0 million, an increase of 9.7%).
Organic sales for the Airframe segment decreased $15.2 million, or a decrease of 4.4%, for the thirteen week period ended December 30, 2017 compared to the thirteen week period ended December 31, 2016. The organic sales decrease primarily resulted from a decrease in commercial OEM sales ($13.2 million, a decrease of 11.2%) and defense sales ($13.3 million, a decrease of 16.2%) partially offset by an increase in commercial aftermarket sales ($11.7 million, an increase of 8.0%). There were no acquisition sales for the Airframe segment for the thirteen week period ended December 30, 2017.
Organic sales for the Non-aviation segment increased $2.3 million, or 7.8%, as a result of higher commercial OEM and defense sales. There were no acquisition sales for the Non-aviation segment for the thirteen week period ended December 30, 2017.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended December 30, 2017 and December 31, 2016 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 30, 2017	% of Segment Sales	December 31, 2016	% of Segment Sales	Change	% Change
Power & Control	$244.8	50.7%	$212.9	48.9%	$31.9	15.0%
Airframe	158.4	47.5%	168.5	48.3%	(10.1)	(6.0)%
Non-aviation	9.0	28.2%	9.3	31.4%	(0.3)	(3.2)%
	$412.2	48.6%	$390.7	48.0%	$21.5	5.5%
EBITDA As Defined for the Power & Control segment from the Third Quarter 2017 Acquisitions in fiscal year 2017 was approximately $4.7 million for the thirteen week period ended December 30, 2017. Organic EBITDA As Defined increased approximately $27.2 million, or an increase of 12.8%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Organic EBITDA As Defined for the Airframe segment decreased approximately $10.1 million, or a decrease of 6.0%, as a result of lower organic commercial OEM sales and defense sales slightly offset by continued application of our three core value-driven operating strategies. There was no EBITDA as Defined from acquisitions for the Airframe segment for the thirteen week period ended December 30, 2017.

Backlog
As of December 30, 2017, the Company estimated its sales order backlog at $1,706 million compared to an estimated sales order backlog of $1,569 million as of December 31, 2016. The increase in backlog is due to acquisitions and organic growth in the defense market and the commercial aftermarket. The majority of the purchase orders outstanding as of December 30, 2017 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 30, 2017 may not necessarily represent the actual amount of shipments or sales for any future period.
Foreign Operations
Although we manufacture a significant portion of our products in the United States, we manufacture some products in Belgium, China, Germany, Hungary, Japan, Malaysia, Mexico, Norway, Sri Lanka, Sweden, and the United Kingdom. We sell our products in the United States as well as in foreign countries. Although the majority of sales of our products are made to customers (including distributors) located in the United States, our products are ultimately sold to and used by customers, including airlines and other end users of aircraft, throughout the world. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.
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
If the Company has excess cash, it generally prioritizes allocating the excess cash in the following manner: (1) capital spending at existing businesses, (2) acquisitions of businesses, (3) payment of a special dividend and/or repurchases of our common stock and (4) prepayment of indebtedness or repurchase of debt. Whether the Company undertakes additional common stock repurchases or other aforementioned activities will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.
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
In the future, the Company may increase its borrowings in connection with acquisitions, if cash flows from operating activities becomes insufficient to fund current operations or for other short-term cash needs or for stock repurchases or special dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.
Operating Activities. The Company generated $292.8 million of net cash from operating activities during the thirteen week period ended December 30, 2017 compared to $225.8 million during the thirteen week period ended December 31, 2016. The net increase of $67.0 million is primarily attributable to an increase in income from continuing operations of $193.1 million (excluding the non-cash effects of the adjustments resulting from the Tax Cuts and Jobs Act). Also, the changes in working capital accounts and other asset and accrual accounts contributed approximately $80.1 million more cash flow compared to the comparable period in the previous year.
The change in accounts receivable during the thirteen week period ended December 30, 2017 was a source of cash of $81.2 million compared to a source of cash of $59.8 million during the thirteen week period ended December 31, 2016. The increase in the source of cash of $21.4 million is attributable to the higher rate of collections of accounts receivable in first quarter of fiscal year 2018 compared to the first quarter of fiscal 2017.
The change in inventories during the thirteen week period ended December 30, 2017 was a use of cash of $12.5 million compared to a source of cash of $8.4 million during the thirteen week period ended December 31, 2016. The increase in the use of cash of $20.9 million is primarily attributable to an increase in raw material and component purchases in response to the growth in backlog.
The change in accounts payable during the thirteen week period ended December 30, 2017 was a use of cash of $4.4 million compared to a use of cash of $26.2 million during the thirteen week period ended December 31, 2016. The decrease in the use of cash of $21.8 million was primarily attributable to the timing of payments to vendors in connection with continued efforts to improve working capital management.
Investing Activities. Net cash used in investing activities was $15.3 million during the thirteen week period ended December 30, 2017 consisting exclusively of capital expenditures.
Net cash used in investing activities during the thirteen week period ended December 31, 2016 was comprised of capital expenditures of $21.8 million and acquisition activities of $30.0 million, which consisted primarily of the cash settlement of the Breeze-Eastern dissenting shares litigation for $28.7 million.
Financing Activities. Net cash used in financing activities during the thirteen week period ended December 30, 2017 was $71.0 million. The use of cash was primarily related to the aggregate payment of $56.1 million in dividend equivalent payments and $17.4 million in debt service payments on term loans, slightly offset by $7.3 million in proceeds from stock option exercises.
Net cash used in financing activities during the thirteen week period ended December 31, 2016 was $784.7 million which was primarily related to the aggregate payment of $1,376.0 million for a $24.00 per share special dividend and dividend equivalent payments, redemption and related premium paid on the 2021 Notes aggregating to $528.8 million, and $16.2 million of repayments on term loans. Offsetting the uses of cash were net proceeds from the 2017 term loans of $1,132.8 million and $3.6 million in proceeds from stock option exercises.
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
On March 6, 2017, TD Group and certain subsidiaries of TransDigm entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (“Amendment No. 2”) which related to the authorization of special dividends and share repurchases and an increase to the general investment basket established by Amendment No. 2.
On August 22, 2017, the Company entered into Amendment No. 3 and Incremental Term Loan Assumption Agreement to the Second Amended and Restated Credit Agreement (“Amendment No. 3”). Pursuant to Amendment No. 3, TransDigm, among other things, incurred the new tranche G term loans in an aggregate principal amount equal to approximately $1.8 billion and repaid in full all of the tranche C term loans outstanding under the Restated Credit Agreement. The tranche G term loans were fully drawn on August 22, 2017. The tranche G term loans mature on August 22, 2024. The terms and conditions (other than maturity date) that apply to the tranche G term loans, including pricing, are substantially the same as the terms and conditions that applied to the tranche C term loans immediately prior to Amendment No. 3. Amendment No. 3 also permitted (a) payment of a special dividend, share repurchase, or combination thereof, in an aggregate amount up to approximately $1.3 billion within 60 days of the effective date of Amendment No. 3, and (b) certain additional restricted payments, including the ability of the Company to declare or pay dividends or repurchase stock, in an aggregate amount not to exceed $1.5 billion within twelve months of the effective date of Amendment No. 3 provided that, among other conditions, if such additional loans are to be used by the Company to repurchase shares of its capital stock, the consolidated secured net debt ratio would be no greater than 4.00 to 1.00 and if such additional terms loans are to be used by TD Group to pay dividends or other distributions on or in respect of its capital stock, the consolidated net leverage ratio would be no greater than 6.50 to 1.00, in each case, after giving effect to such incremental term loans. If any portion of the $1.5 billion is not used for dividends or share repurchases over such twelve month period, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter.
On November 30, 2017, the Company entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement (“Amendment No. 4”). Pursuant to Amendment No. 4, TransDigm, among other things, converted approximately $798.2 million of existing tranche D term loans into additional tranche F term loans and decreased the margin applicable to the existing tranche

E term loans and tranche F term loans to LIBO rate plus 2.75% per annum and also removed the LIBO rate floor of 0.75%. The terms and conditions (other than maturity date) that apply to the tranche F term loans, including pricing, are substantially the same as the terms and conditions that apply to the tranche D term loans immediately prior to Amendment No. 4.
TransDigm has $6,955.6 million in fully drawn term loans (the “Term Loans Facility”) and a $600.0 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of December 30, 2017):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$1,499.6 million	May 14, 2022	LIBO rate + 2.75%
Tranche F	$3,646.1 million	June 9, 2023	LIBO rate + 2.75%
Tranche G	$1,809.9 million	August 22, 2024	LIBO rate (1) + 3.00%

(1)	LIBO rate is subject to a floor of 0.75%.
The Term Loans Facility requires quarterly aggregate principal payments of $17.4 million. The revolving commitments consist of two tranches which includes up to $100 million of multicurrency revolving commitments. At December 30, 2017, the Company had $16.4 million in letters of credit outstanding and $583.6 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate related to the tranche G term loans is subject to a floor of 0.75%. The adjusted LIBO rate related to the tranche E and tranche F term loans is not subject to a floor. For the thirteen week period ended December 30, 2017, the applicable interest rates ranged from approximately 4.10% to 4.35% on the existing term loans.
Under the terms of the Credit Agreement, TransDigm is entitled, on one or more occasions, to request additional term loans or additional revolving commitments to the extent that the existing or new lenders agree to provide such incremental term loans or additional revolving commitments provided that, among other conditions, our consolidated net leverage ratio would be no greater than 7.25 to 1.00 and the consolidated secured net debt ratio would be no greater than 4.25 to 1.00, in each case, after giving effect to such incremental term loans or additional revolving commitments
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended December 30, 2017.
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
The 2020 Notes, the 2022 Notes, the 2024 Notes, and the 2026 Notes (the “Notes”) were issued at an issue price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “Notes”) were issued at an issue price of 100% of the principal amount and the subsequent $300 million offering in the second quarter ended of fiscal 2017 of 2025 Notes (further described below) were issued at an issue price of 101.5% of the principal amount.
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
Certain Restrictive Covenants in Our Debt Documents
The Credit Agreement and the Indentures governing the Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of special dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of certain other indebtedness.
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
On November 30, 2017, the Company entered into Amendment No. 4. Pursuant to Amendment No. 4, TransDigm, among other things, converted approximately $798.2 million of existing tranche D term loans into additional tranche F term loans and decreased the margin applicable to the existing tranche E term loans and tranche F term loans to LIBO rate plus 2.75% per annum and also removed the LIBO rate floor of 0.75%. The terms and conditions (other than maturity date) that apply to the tranche F term loans, including pricing, are substantially the same as the terms and conditions that apply to the tranche D term loans immediately prior to the Amendment to the Credit Agreement.
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
As of December 30, 2017, the Company was in compliance with all of its debt covenants.
Trade Receivables Securitization
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual 1 year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2017, the Company amended the Securitization Facility to increase the borrowing capacity to $300 million and extend the maturity date to August 1, 2018. As of December 30, 2017, the Company has borrowed $300 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.

Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a new stock repurchase program replacing the previous $600 million program and permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the quarter ended December 30, 2017.
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
Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of these non-GAAP financial measures as analytical tools has limitations, and you should not consider any of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with GAAP. Some of these limitations are:

•	neither EBITDA nor EBITDA As Defined reflects the significant interest expense, or the cash requirements, necessary to service interest payments on our indebtedness;

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	December 30, 2017	December 31, 2016
	(in thousands)
Net income	$314,775	$118,871
Less: Income from discontinued operations, net of tax(1)	2,764	—
Income from continuing operations	312,011	118,871
Adjustments:
Depreciation and amortization expense	30,639	38,048
Interest expense, net	160,933	146,004
Income tax provision	(121,047)	20,050
EBITDA	382,536	322,973
Adjustments:
Inventory purchase accounting adjustments(2)	—	16,578
Acquisition integration costs(3)	1,349	1,110
Acquisition transaction-related expenses(4)	725	880
Non-cash stock compensation expense(5)	11,113	10,020
Refinancing costs(6)	1,113	32,084
Other, net(7)	4,697	(2,450)
EBITDA As Defined	$401,533	$381,195

(1)
During the fourth quarter of 2017, the Company committed to disposing of Schroth in connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition. Therefore, Schroth was classified as held-for-sale beginning September 30, 2017. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, subject to a working capital adjustment. Refer to Note 14, "Discontinued Operations," for further information. Income this quarter was a result of income from operations and a benefit from the deferred tax remeasurement in connection with the Tax Cuts and Jobs Act.

(2)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(4)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(5)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)	Primarily represents foreign currency transaction gain or loss and payroll withholding taxes related to dividend equivalent payments.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	December 30, 2017	December 31, 2016
	(in thousands)
Net cash provided by operating activities	$292,811	$225,791
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(101,926)	(22,641)
Interest expense, net (1)	155,614	141,384
Income tax provision - current	49,090	20,543
Non-cash stock compensation expense (2)	(11,113)	(10,020)
Refinancing costs (6)	(1,113)	(32,084)
EBITDA from discontinued operations (8)	(827)	—
EBITDA	382,536	322,973
Adjustments:
Inventory purchase accounting adjustments (3)	—	16,578
Acquisition integration costs (4)	1,349	1,110
Acquisition transaction-related expenses (5)	725	880
Non-cash stock compensation expense (2)	11,113	10,020
Refinancing costs (6)	1,113	32,084
Other, net (7)	4,697	(2,450)
EBITDA As Defined	$401,533	$381,195

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)	Primarily represents foreign currency transaction gain or loss and payroll withholding taxes related to dividend equivalent payments.

(8)
During the fourth quarter of 2017, the Company committed to disposing of Schroth in connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition. Therefore, Schroth was classified as held-for-sale beginning September 30, 2017. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, subject to a working capital adjustment. Refer to Note 14, "Discontinued Operations," for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption 'Description of Senior Secured Credit Facilities and Indentures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Market risks are described more fully within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our most recent Form 10-K. These market risks have not materially changed since the date our most recent Form 10-K was filed with the SEC.
ITEM 4. CONTROLS AND PROCEDURES
As of December 30, 2017, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the Chairman of the Board of Directors and Chief Executive Officer and Executive Vice President and Interim Chief Financial Officer concluded that

TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its Chairman of the Board of Directors and Chief Executive Officer and Executive Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal controls over financial reporting that could have a material effect on our financial reporting during the quarter ended December 30, 2017.
PART II: OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed on November 13, 2017. There have been no material changes to the risk factors set forth therein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On November 8, 2017, our Board of Directors, authorized a new stock repurchase program replacing the previous $600 million program and permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the quarter ended December 30, 2017.

ITEM 6. EXHIBITS

10.1
Amendment No. 4 to the Second Amended and Restated Credit Agreement, date as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein (incorporated by reference to 8-K filed December 6, 2017)

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE
/s/ W. Nicholas Howley	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 7, 2018
W. Nicholas Howley

/s/ James Skulina	Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 7, 2018
James Skulina

EXHIBIT INDEX
TO FORM 10-Q FOR THE PERIOD ENDED DECEMBER 30, 2017

EXHIBIT NO.	DESCRIPTION
10.1
Amendment No. 4 to the Second Amended and Restated Credit Agreement, date as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein (incorporated by reference to 8-K filed December 6, 2017)

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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