Form 10-Q
period 2018-03-31
TransDigm Group INC
filed 2018-05-04
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2018.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,430,416 as of April 30, 2018.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	March 31, 2018	September 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,011,007	$650,561
Trade accounts receivable - Net	644,985	636,127
Inventories - Net	767,232	730,681
Assets held-for-sale	—	77,500
Prepaid expenses and other	46,880	38,683
Total current assets	2,470,104	2,133,552
PROPERTY, PLANT AND EQUIPMENT - NET	352,456	324,924
GOODWILL	5,758,705	5,745,338
OTHER INTANGIBLE ASSETS - NET	1,700,409	1,717,862
OTHER	113,003	53,985
TOTAL ASSETS	$10,394,677	$9,975,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$69,147	$69,454
Short-term borrowings - trade receivable securitization facility	299,833	299,587
Accounts payable	151,709	148,761
Accrued liabilities	292,146	335,888
Liabilities held-for-sale	—	17,304
Total current liabilities	812,835	870,994
LONG-TERM DEBT	11,365,790	11,393,620
DEFERRED INCOME TAXES	359,342	500,949
OTHER NON-CURRENT LIABILITIES	166,047	161,302
Total liabilities	12,704,014	12,926,865
STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 56,513,989 and 56,093,659 at March 31, 2018 and September 30, 2017, respectively	565	561
Additional paid-in capital	1,143,715	1,095,319
Accumulated deficit	(2,684,832)	(3,187,220)
Accumulated other comprehensive income (loss)	6,519	(85,143)
Treasury stock, at cost; 4,161,326 and 4,159,207 shares at March 31, 2018 and September 30, 2017, respectively	(775,304)	(774,721)
Total stockholders’ deficit	(2,309,337)	(2,951,204)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,394,677	$9,975,661
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
MARCH 31, 2018 AND APRIL 1, 2017
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
NET SALES	$933,070	$868,728	$1,781,030	$1,682,746
COST OF SALES	398,996	379,291	770,306	749,054
GROSS PROFIT	534,074	489,437	1,010,724	933,692
SELLING AND ADMINISTRATIVE EXPENSES	107,526	100,857	214,054	202,572
AMORTIZATION OF INTANGIBLE ASSETS	17,457	22,032	34,569	47,563
INCOME FROM OPERATIONS	409,091	366,548	762,101	683,557
INTEREST EXPENSE - NET	161,266	147,842	322,199	293,846
REFINANCING COSTS	638	3,507	1,751	35,591
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	247,187	215,199	438,151	354,120
INCOME TAX PROVISION	45,347	59,508	(75,700)	79,558
INCOME FROM CONTINUING OPERATIONS	201,840	155,691	513,851	274,562
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(5,562)	(186)	(2,798)	(186)
NET INCOME	$196,278	$155,505	$511,053	$274,376
NET INCOME APPLICABLE TO COMMON STOCK	$196,278	$155,505	$454,905	$178,405
Net earnings per share:
Net earnings per share from continuing operations--basic and diluted	$3.63	$2.78	$8.23	$3.17
Net loss per share from discontinued operations--basic and diluted	(0.10)	—	(0.05)	—
Net earnings per share	$3.53	$2.78	$8.18	$3.17
Cash dividends paid per common share	$—	$—	$—	$24.00
Weighted-average shares outstanding:
Basic and diluted	55,605	55,894	55,599	56,211
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
MARCH 31, 2018 AND APRIL 1, 2017
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income	$196,278	$155,505	$511,053	$274,376
Other comprehensive income, net of tax:
Foreign currency translation adjustments	23,036	8,050	28,188	(20,002)
Interest rate swap and cap agreements	45,226	2,179	63,474	40,954
Other comprehensive income, net of tax	68,262	10,229	91,662	20,952
TOTAL COMPREHENSIVE INCOME	$264,540	$165,734	$602,715	$295,328
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2018
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2017	56,093,659	$561	$1,095,319	$(3,187,220)	$(85,143)	(4,159,207)	$(774,721)	$(2,951,204)
Unvested dividend equivalents and other	—	—	—	(8,665)	—	—	—	(8,665)
Compensation expense recognized for employee stock options and restricted stock	—	—	21,942	—	—	—	—	21,942
Exercise of employee stock options, restricted stock activity and other, net	419,825	4	26,305	—	—	(2,119)	(583)	25,726
Common stock issued	505	—	149	—	—	—	—	149
Net income	—	—	—	511,053	—	—	—	511,053
Foreign currency translation adjustments	—	—	—	—	28,188	—	—	28,188
Interest rate swaps and caps, net of tax	—	—	—	—	63,474	—	—	63,474
BALANCE, MARCH 31, 2018	56,513,989	$565	$1,143,715	$(2,684,832)	$6,519	(4,161,326)	$(775,304)	$(2,309,337)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES:
Net income	$511,053	$274,376
Net loss from discontinued operations	2,798	186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,727	24,733
Amortization of intangible assets and product certification costs	34,882	47,975
Amortization of debt issuance costs, original issue discount and premium	10,594	10,170
Refinancing costs	1,751	35,591
Non-cash equity compensation	22,703	21,126
Deferred income taxes	(166,592)	346
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	5,864	3,108
Inventories	(16,337)	6,896
Income taxes receivable/payable	26,648	23,706
Other assets	(8,803)	(4,151)
Accounts payable	(624)	(17,545)
Accrued interest	883	(822)
Accrued and other liabilities	2,137	(35,195)
Net cash provided by operating activities	453,684	390,500
INVESTING ACTIVITIES:
Capital expenditures	(30,884)	(38,436)
Payments made in connection with acquisitions	(50,320)	(30,002)
Proceeds (payments made) in connection with the sale (purchase) of discontinued operations	57,686	(78,879)
Net cash used in investing activities	(23,518)	(147,317)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	26,305	12,345
Special dividend and dividend equivalent payments	(56,148)	(1,375,998)
Treasury stock purchased	—	(339,833)
Proceeds from term loans, net	793,042	1,132,774
Repayment on term loans	(833,052)	(32,302)
Cash tender and redemption of senior subordinated notes due 2021, including premium	—	(528,847)
Proceeds from additional senior subordinated notes due 2025, net	—	301,006
Other	(2,155)	(10,745)
Net cash used in financing activities	(72,008)	(841,600)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,288	(3,188)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	360,446	(601,605)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	650,561	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,011,007	$985,389
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$310,949	$289,311
Cash paid during the period for income taxes	$56,606	$55,544
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEK PERIODS ENDED MARCH 31, 2018 AND APRIL 1, 2017
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2017 included in TD Group’s Form 10-K filed on November 13, 2017. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2017 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior year financial statements to conform to current year presentation related to the designation of Schroth as discontinued operations beginning in the fourth quarter of fiscal 2017 (refer to Note 14, "Discontinued Operations," for further information) and an organizational realignment effective October 1, 2017 of certain businesses comprising the Power & Control and the Non-Aviation segments.
3.    ACQUISITIONS AND DIVESTITURES
During the twenty-six week period ended March 31, 2018, the Company completed the acquisition of the Kirkhill elastomers business ("Kirkhill") from Esterline Technologies. During the fiscal year ended September 30, 2017, the Company completed the acquisitions of three separate aerospace product lines (collectively, the "Third Quarter 2017 Acquisitions"). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. As of March 31, 2018, the one-year measurement period is open for Kirkhill and the Third Quarter 2017 Acquisitions; therefore, the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of their respective one-year measurement periods. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable twenty-six week period ended March 31, 2018 or April 1, 2017 are not material and, accordingly, are not provided.
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

Kirkhill – On March 15, 2018, the Company acquired the assets and certain liabilities of the Kirkhill elastomers business from Esterline Technologies for a total purchase price of approximately $50 million in cash subject to purchase price adjustments. Kirkhill's products are primarily proprietary, sole source with significant aftermarket content and used in a broad variety of most major commercial transport and military platforms. Kirkhill is also well represented on newer commercial platforms such as Boeing’s 787, 777X and 737MAX; Airbus’s A320NEO and A350; as well as the military JSF. Kirkhill is included in TransDigm's Airframe segment. The Company expects that no goodwill recognized for the acquisition will be deductible for tax purposes.
Third Quarter 2017 Acquisitions – The Third Quarter 2017 Acquisitions were acquired for an aggregate purchase price of approximately $106.7 million in cash, which includes working capital settlements totaling $1.0 million paid in the third and fourth quarters of 2017 and an earn-out of $0.4 million paid in the second quarter of 2018. All three product lines consist primarily of proprietary, sole source products with significant aftermarket content. The products include highly engineered aerospace controls, quick disconnect couplings, and communication electronics. Each product line acquired was consolidated into an existing TransDigm reporting unit within TransDigm's Power & Control segment. The Company expects that approximately $66 million of goodwill recognized for the acquisitions will be deductible for tax purposes over 15 years and approximately $9 million of goodwill recognized for the acquisitions will not be deductible for tax purposes.
Schroth – On February 22, 2017, the Company acquired all of the outstanding stock of Schroth Safety Products GmbH and certain aviation and defense assets and liabilities from subsidiaries of Takata Corporation (collectively, "Schroth"), for a total purchase price of approximately $89.7 million, which consisted primarily of $79.7 million paid in cash during fiscal 2017 and an approximately $9.0 million indemnity holdback, of which $8.5 million was paid in April 2018.
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
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which created a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018, which is the Company’s planned date of adoption. The Company expects to use the modified retrospective method. The Company is continuing to evaluate the impact of the standard. For each reporting unit, we have evaluated a representative sample of contracts and other agreements with our customers and evaluated the provisions contained within these contracts and agreements in consideration of the five step model specified within ASC 606. We are in the process of documenting the impact of the standard on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our assessment of ASC 606 and are also in the process of evaluating the impact, if any, on changes to our business processes, systems, and controls to support recognition and disclosure requirements under ASC 606.
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
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (ASC 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," that will change how employers that sponsor defined benefit and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement.The standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within the fiscal year. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (ASC 718): Scope of Modification Accounting," which provides clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in ASC 718. The standard is effective for all entities for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
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
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which gives entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the "Act") into retained earnings. The guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Act's new federal corporate income tax rate. The guidance also allows entities to elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal tax rate (e.g., state taxes, changing from a worldwide tax system to a territorial system). Tax effects that are stranded in accumulated other comprehensive income for other reasons (e.g., prior changes in tax law, a change in valuation allowance) may not be reclassified. The standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within the fiscal year. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Entities have the option to apply the guidance retrospectively or in the period of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’

ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements. Refer to Note 9, "Income Taxes," for further information.
5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Numerator for earnings per share:
Net income from continuing operations	$201,840	$155,691	$513,851	$274,562
Less dividends paid on participating securities	—	—	(56,148)	(95,971)
	$201,840	$155,691	$457,703	$178,591
Net loss from discontinued operations	(5,562)	(186)	(2,798)	(186)
Net income applicable to common stock - basic and diluted	$196,278	$155,505	$454,905	$178,405
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,229	52,849	52,127	53,108
Vested options deemed participating securities	3,376	3,045	3,472	3,103
Total shares for basic and diluted earnings per share	55,605	55,894	55,599	56,211

Net earnings per share from continuing operations - basic and diluted	$3.63	$2.78	$8.23	$3.17
Net loss per share from discontinued operations - basic and diluted	$(0.10)	$—	(0.05)	—
Net earnings per share	$3.53	$2.78	$8.18	$3.17
6.    INVENTORIES
Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in thousands):

	March 31, 2018	September 30, 2017
Raw materials and purchased component parts	$517,910	$496,899
Work-in-progress	204,940	187,009
Finished goods	134,762	131,548
Total	857,612	815,456
Reserves for excess and obsolete inventory	(90,380)	(84,775)
Inventories - Net	$767,232	$730,681

7.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in thousands):

	March 31, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$742,028	$—	$742,028	$729,931	$—	$729,931
Technology	1,292,753	383,509	909,244	1,292,719	351,638	941,081
Order backlog	8,700	2,252	6,448	29,000	26,668	2,332
Other	63,382	20,693	42,689	63,599	19,081	44,518
Total	$2,106,863	$406,454	$1,700,409	$2,115,249	$397,387	$1,717,862
Intangible assets acquired during the twenty-six week period ended March 31, 2018 were as follows (in thousands):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$2,218
Trademarks and trade names	10,000
	12,218
Intangible assets subject to amortization:
Technology	2,000	20 years
Order backlog	6,000	1 year
	8,000	5.8 years
Total	$20,218
The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended March 31, 2018 and April 1, 2017 was approximately $34.6 million and $47.6 million, respectively. The estimated amortization expense is $71.9 million for fiscal year 2018, $70.2 million for fiscal year 2019, and $67.2 million for each of the four succeeding fiscal years 2020 through 2023.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2017 through March 31, 2018 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance - September 30, 2017	$3,269,981	$2,382,082	$93,275	$5,745,338
Goodwill acquired during the year	—	2,218	—	2,218
Purchase price allocation adjustments	4,508	—	—	4,508
Currency translation adjustment	—	6,645	—	6,645
Other	(191)	187	—	(4)
Balance - March 31, 2018	$3,274,298	$2,391,132	$93,275	$5,758,705

8.    DEBT
The Company’s debt consists of the following (in thousands):

	March 31, 2018
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(167)	$—	$299,833
Term loans	$6,938,145	$(60,435)	$(18,221)	$6,859,489
5 1/2% senior subordinated notes due 2020 (2020 Notes)	550,000	(2,715)	—	547,285
6% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(6,221)	—	1,143,779
6 1/2% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(7,454)	—	1,192,546
6 1/2% senior subordinated notes due 2025 (2025 Notes)	750,000	(3,769)	3,909	750,140
6 3/8% senior subordinated notes due 2026 (2026 Notes)	950,000	(8,302)	—	941,698
	11,538,145	(88,896)	(14,312)	11,434,937
Less current portion	69,685	(538)	—	69,147
Long-term debt	$11,468,460	$(88,358)	$(14,312)	$11,365,790

	September 30, 2017
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(413)	$—	$299,587
Term loans	$6,973,009	$(64,104)	$(18,948)	$6,889,957
2020 Notes	550,000	(3,243)	—	546,757
2022 Notes	1,150,000	(6,941)	—	1,143,059
2024 Notes	1,200,000	(8,042)	—	1,191,958
2025 Notes	750,000	(4,033)	4,182	750,149
2026 Notes	950,000	(8,806)	—	941,194
	11,573,009	(95,169)	(14,766)	11,463,074
Less current portion	70,031	(577)	—	69,454
Long-term debt	$11,502,978	$(94,592)	$(14,766)	$11,393,620
Accrued interest was $83.1 million and $82.2 million as of March 31, 2018 and September 30, 2017, respectively.
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
The Company capitalized $2.9 million and expensed $0.7 million of refinancing costs representing debt issuance costs associated with Amendment No. 4 during the twenty-six week period ended March 31, 2018. Additionally, the Company wrote off $0.5 million in unamortized debt issuance costs related to the tranche D term loans that were converted to tranche F term loans and wrote off $0.2 million in unamortized debt issuance costs related to the tranche F terms loans.
Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement - On February 22, 2018, the Company entered into a refinancing facility agreement. TransDigm, among other things, incurred new tranche G term loans in an aggregate principal amount equal to $1,809 million and repaid in full all of the existing tranche G term loans outstanding under the Second and Amended Restated Credit Agreement immediately prior to the refinancing facility agreement. The refinancing facility agreement also decreased the margin applicable to the tranche G term loans to LIBO rate plus 2.5% per annum. The terms and conditions that apply to the tranche G term loans, including pricing, are substantially the same as the terms and conditions that apply to the tranche G term loans immediately prior to the refinancing facility agreement.

The Company capitalized $0.5 million and expensed $0.2 million of refinancing costs representing debt issuance costs associated with the refinancing facility agreement during the twenty-six week period ended March 31, 2018. Additionally, the Company wrote off $0.2 million in unamortized debt issuance costs related to the tranche G terms loans.
9.    INCOME TAXES
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. The rate change is administratively effective at the beginning of our fiscal year (October 1, 2017), using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 24.5%. At March 31, 2018, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We have recognized a provisional benefit amount of $170.2 million related to the remeasurement of our deferred tax balance for the twenty-six week period ended March 31, 2018. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, we have recognized a provisional expense amount of $23.1 million for our one-time transition tax liability for the twenty-six week period ended March 31, 2018. The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that we previously deferred from U.S. income taxes and is based in part on the amount of those earnings held in cash and other specified assets. However, we continue to refine the calculation of the total post-1986 E&P for our foreign subsidiaries. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets. As a result of the Act, we recognized a net provisional benefit amount of $147.1 million as a discrete tax benefit, which is included as a component of income tax expense from continuing operations for the twenty-six week period ended March 31, 2018.
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended March 31, 2018 and April 1, 2017, the effective income tax rate was 18.3% and 27.7%, respectively. During the twenty-six week periods ended March 31, 2018 and April 1, 2017, the effective income tax rate was (17.3)% and 22.5%, respectively. The Company's lower effective tax rate for the thirteen week ended March 31, 2018 was primarily due to the reduction in the U.S. federal corporate statutory rate related to the enactment of the Act. The Company’s lower effective tax rate for the twenty-six week period ended March 31, 2018 was primarily due to the reduction in the U.S. federal corporate tax rate as well as discrete adjustments related to the enactment of the Act described above. The Company’s effective tax rate for the thirteen and twenty-six week periods ended March 31, 2018 was lower than the Federal statutory tax rate primarily due to enactment of the Act described above. The Company’s effective tax rate for the thirteen and twenty-six periods ended April 1, 2017 was lower than the Federal statutory tax rate primarily due to excess tax benefits from share based payments, the domestic manufacturing deduction and foreign earnings taxed at rates lower than the U.S. statutory rate.
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
At March 31, 2018 and September 30, 2017, TD Group had $8.8 million and $8.7 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $8.7 million on the effective tax rate at March 31, 2018 and September 30, 2017, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $0.6 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		March 31, 2018		September 30, 2017
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$1,011,007	$1,011,007	$650,561	$650,561
Interest rate cap agreements (1)	2	27,343	27,343	12,904	12,904
Interest rate swap agreements (2)	2	2,507	2,507	—	—
Interest rate swap agreements (1)	2	41,719	41,719	2,905	2,905
Liabilities:
Interest rate swap agreements (3)	2	1,533	1,533	20,740	20,740
Interest rate swap agreements (4)	2	54	54	9,731	9,731
Short-term borrowings - trade receivable securitization facility (5)	1	299,833	299,833	299,587	299,587
Long-term debt, including current portion:
Term loans (5)	2	6,859,489	6,935,358	6,889,957	6,965,628
2020 Notes (5)	1	547,285	552,750	546,757	558,250
2022 Notes (5)	1	1,143,779	1,173,000	1,143,059	1,178,750
2024 Notes (5)	1	1,192,546	1,230,000	1,191,958	1,236,000
2025 Notes (5)	1	750,140	765,218	750,149	776,807
2026 Notes (5)	1	941,698	954,750	941,194	971,375

(1)	Included in other non-current assets on the condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other on the condensed consolidated balance sheet.

(3)	Included in accrued liabilities on the condensed consolidated balance sheet.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheet.

(5)	The carrying amount of the debt instrument is presented net of the debt issuance costs. Refer to Note 8, "Debt," for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at March 31, 2018 and September 30, 2017.
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
Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in the condensed consolidated statements of income.
The following table summarizes the Company's interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Conversion of Related Variable Rate Debt to Fixed Rate of:
$1,000	9/30/2014	6/30/2019	Tranche G	4.90% (2.40% plus the 2.50% margin percentage)
$400	9/30/2017	9/30/2022	Tranche G	4.40% (1.90% plus the 2.50% margin percentage)
$750	6/30/2020	6/30/2022	Tranche F	5.25% (2.50% plus the 2.75% margin percentage)
$500	12/30/2016	12/31/2021	Tranche F	4.65% (1.90% plus the 2.75% margin percentage)
$1,000	6/28/2019	6/30/2021	Tranche F	4.55% (1.80% plus the 2.75% margin percentage)
$750	3/31/2016	6/30/2020	Tranche F	5.55% (2.80% plus the 2.75% margin percentage)
The following table summarizes the Company's interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$750	6/30/2020	6/30/2022	Tranche F	Three month LIBO rate of 2.50%
$400	12/30/2016	12/31/2021	Tranche F	Three month LIBO rate of 2.50%
$400	6/30/2016	6/30/2021	Tranche F	Three month LIBO rate of 2.00%
$750	9/30/2015	6/30/2020	Tranche E	Three month LIBO rate of 2.50%
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

	March 31, 2018		September 30, 2017
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$27,343	$—	$12,904	$—
Interest rate swap agreements	46,604	(3,965)	9,235	(36,801)
Total	73,947	(3,965)	22,139	(36,801)
Effect of counterparty netting	(2,378)	2,378	(6,330)	6,330
Net derivatives as classified in the balance sheet (1)	$71,569	$(1,587)	$15,809	$(30,471)

(1)	Refer to Note 10, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.

Based on the fair value amounts of the interest rate swap and cap agreements determined as of March 31, 2018, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $2.1 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Second Amended and Restated Credit Agreement.  Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into interest expense was $2.0 million and $1.9 million for the twenty-six week periods ended March 31, 2018 and April 1, 2017, respectively. The accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the cap agreements is $8.9 million with a related tax benefit of $2.4 million as of March 31, 2018.
Effective December 30, 2017, the Company redesignated the existing interest rate swap agreements related to the $750 million, $500 million, $1,000 million and $750 million aggregate notional amounts with swap rates of 5.25%, 4.65%, 4.55% and 5.55%, respectively, based on the expected probable cash flows associated with the tranche F term loans in consideration of the Company’s removal of the LIBO rate floor on the tranche F term loans as set forth in Amendment No. 4 to the Second Amended and Restated Credit Agreement.  Accordingly, the amount recorded as a component of accumulated other comprehensive loss in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into interest expense was $0.3 million for the twenty-six week period ended March 31, 2018. The accumulated other comprehensive gain to be reclassified into interest expense over the remaining term of the swap agreements is immaterial.
Effective March 31, 2018, the Company redesignated the existing interest rate swap agreements related to the $1,000 million and the $400 million aggregate notional amount with swap rates of 4.90% and 4.40%, respectively, based on the expected probable cash flows associated with the tranche G term loans in consideration of the Company’s removal of the LIBO rate floor on the tranche G term loans as set forth in the refinancing facility agreement dated February 22, 2018 related to the Second Amended and Restated Credit Agreement.  Accordingly, the amount recorded as a component of accumulated other comprehensive loss in stockholders’ deficit related to these redesignated interest rate swap hedges of approximately $12.8 million with a related tax expense of $3.1 million as of March 31, 2018, will be amortized into earnings based on the original maturity date of the related interest rate swap agreements.
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
Effective October 1, 2017, the Company made an organizational realignment of certain businesses comprising the Power & Control, Airframe and the Non-Aviation segments. Operating results for the thirteen and twenty-six week periods ended April 1, 2017 and total assets as of September 30, 2017 were reclassified to conform to the presentation for the thirteen and twenty-six week periods ended March 31, 2018.
The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales to external customers
Power & Control	$528,460	$473,952	$1,011,178	$909,784
Airframe	369,783	360,509	703,175	709,173
Non-aviation	34,827	34,267	66,677	63,789
	$933,070	$868,728	$1,781,030	$1,682,746
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
EBITDA As Defined
Power & Control	$275,562	$232,828	$520,337	$445,746
Airframe	186,006	182,980	344,425	351,509
Non-aviation	10,321	11,391	19,317	20,668
Total segment EBITDA As Defined	471,889	427,199	884,079	817,923
Unallocated corporate expenses	8,766	5,523	19,423	15,053
Total Company EBITDA As Defined	463,123	421,676	864,656	802,870
Depreciation and amortization expense	30,970	34,661	61,609	72,708
Interest expense - net	161,266	147,842	322,199	293,846
Acquisition-related costs	4,485	7,752	6,559	26,320
Stock compensation expense	11,590	11,105	22,703	21,126
Refinancing costs	638	3,507	1,751	35,591
Other, net	6,987	1,610	11,684	(841)
Income from continuing operations before income taxes	$247,187	$215,199	$438,151	$354,120

The following table presents total assets by segment (in thousands):

	March 31, 2018	September 30, 2017
Total assets
Power & Control	$5,177,803	$5,135,459
Airframe	4,021,406	3,923,172
Non-aviation	226,005	224,936
Corporate	969,463	614,594
Assets of discontinued operations	—	77,500
	$10,394,677	$9,975,661
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
13.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of accumulated other comprehensive (loss) income, net of taxes, for the twenty-six week period ended March 31, 2018 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity	Currency translation adjustment	Total
Balance at September 30, 2017	$(26,669)	$(16,365)	$(42,109)	$(85,143)
Current-period other comprehensive gain	61,827	—	28,188	90,015
Amounts reclassified from AOCI related to interest rate swap and cap agreements	1,647	—	—	1,647
Balance at March 31, 2018	$36,805	$(16,365)	$(13,921)	$6,519

(1)
Unrealized gain represents interest rate swap and cap agreements, net of taxes of $(14,290) and $(1,310) for the thirteen week periods ended March 31, 2018 and April 1, 2017 and $(24,725) and $(24,427) for the twenty-six week periods ended March 31, 2018 and April 1, 2017, respectively.

A summary of reclassifications out of accumulated other comprehensive (loss) income for the twenty-six week periods ended March 31, 2018 and April 1, 2017 is provided below (in thousands):

	Amount reclassified
	Twenty-Six Week Periods Ended
Description of reclassifications out of accumulated other comprehensive (loss) income	March 31, 2018	April 1, 2017
Amortization from redesignated interest rate swap and cap agreements (1)	$2,213	$1,913
Deferred tax benefit from redesignated interest rate swap and cap agreements	(566)	(715)
Losses reclassified into earnings, net of tax	$1,647	$1,198

(1)	This component of accumulated other comprehensive (loss) income is included in interest expense (see Note 11, “Derivatives and Hedging Activities,” for additional information).
14.    DISCONTINUED OPERATIONS
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to dispose of the Schroth business.  Therefore, Schroth was classified as held-for-sale in the fourth quarter of 2017. The results of operations of Schroth are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, subject to a working capital adjustment. The Company previously acquired Schroth in February 2017 (refer to Note 3, “Acquisitions and Divestitures”).

The loss from discontinued operations was $5.6 million and $2.8 million in the condensed consolidated statements of income for the thirteen and twenty-six week periods ended March 31, 2018. The loss from discontinued operations was $0.2 million in the condensed consolidated statements of income for the thirteen and twenty-six week periods ended April 1, 2017. Previously, in the fourth quarter of 2017, we recorded a $32.0 million impairment charge to write down the Schroth assets to fair value. The impairment charge was based on an internal assessment of the recovery of Schroth’s assets. The following is the summarized operating results for Schroth for the thirteen and twenty-six week periods ended March 31, 2018 and April 1, 2017 (in thousands):

	Thirteen Week Period Ended		Twenty-six Week Period Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$2,679	$4,504	$11,808	$4,504
(Loss) income from discontinued operations before income taxes	(456)	(186)	354	(186)
Income tax benefit	62	—	2,016	—
(Loss) income from discontinued operations, net of tax	(394)	(186)	2,370	(186)
Net loss on sale of discontinued operations, net of tax	(5,168)	—	(5,168)	—
Loss from discontinued operations	$(5,562)	$(186)	$(2,798)	$(186)

15.    SUBSEQUENT EVENTS
On April 24, 2018, the Company completed the acquisition of Extant Components Group Holdings, Inc. (“Extant”), a portfolio company of Warburg Pincus LLC, for approximately $525 million, subject to adjustment. TransDigm financed the acquisition with cash on hand. Extant provides a broad range of proprietary aftermarket products and repair and overhaul services to the aerospace and defense end markets. Extant will be included in TransDigm's Power & Control segment.
Extant is owned by an equity fund sponsored by Warburg Pincus LLC. Michael Graff, a director of TransDigm, is a managing director of Warburg Pincus LLC and is chairman of the board of Extant.  Robert Henderson, Vice Chairman of TransDigm, is also on the board of Extant and owns less than 2% of Extant on a fully diluted basis. In addition, Mr. Graff, Mr. W. Nicholas Howley, TransDigm's Executive Chairman, and Messrs. Douglas Peacock and David Barr, directors of TransDigm, each have minority interests of less than 1% in the Warburg Pincus LLC fund that owns Extant.
On May 1, 2018, the Company launched a proposed offering of $500 million aggregate principal amount of senior subordinated notes due 2026 by TransDigm UK Holdings plc, its wholly-owned subsidiary, pursuant to a confidential offering memorandum in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. In the offering memorandum, the Company discloses that it expects to incur $700 million in additional tranche E term loans and reprice the existing tranche E term loans and tranche F term loans, in each case from existing and new lenders under the senior secured credit facilities.
16.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm’s 2020 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group and TransDigm Inc.’s 100% Domestic Restricted Subsidiaries, as defined in the Indentures. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of March 31, 2018 and September 30, 2017 and its statements of income and comprehensive income and cash flows for the twenty-six week periods ended March 31, 2018 and April 1, 2017 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, (iii) the Subsidiary Guarantors on a combined basis, (iv) Non-Guarantor Subsidiaries and (v) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,621	$817,685	$3,284	$175,417	$—	$1,011,007
Trade accounts receivable - Net	—	—	13,998	652,816	(21,829)	644,985
Inventories - Net	—	46,100	603,775	120,414	(3,057)	767,232
Prepaid expenses and other	—	7,477	23,855	15,548	—	46,880
Total current assets	14,621	871,262	644,912	964,195	(24,886)	2,470,104
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(2,323,958)	10,255,472	8,266,878	2,698,962	(18,897,354)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	15,611	286,939	49,906	—	352,456
GOODWILL	—	82,553	5,006,108	670,044	—	5,758,705
OTHER INTANGIBLE ASSETS - NET	—	26,907	1,422,511	250,991	—	1,700,409
OTHER	—	78,068	29,107	5,828	—	113,003
TOTAL ASSETS	$(2,309,337)	$11,329,873	$15,656,455	$4,639,926	$(18,922,240)	$10,394,677
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$69,147	$—	$—	$—	$69,147
Short-term borrowings - trade receivable securitization facility	—	—	—	299,833	—	299,833
Accounts payable	—	16,951	116,868	37,513	(19,623)	151,709
Accrued liabilities	—	113,827	128,807	49,512	—	292,146
Total current liabilities	—	199,925	245,675	386,858	(19,623)	812,835
LONG-TERM DEBT	—	11,365,790	—	—	—	11,365,790
DEFERRED INCOME TAXES	—	300,255	113	58,974	—	359,342
OTHER NON-CURRENT LIABILITIES	—	68,538	69,243	28,266	—	166,047
Total liabilities	—	11,934,508	315,031	474,098	(19,623)	12,704,014
STOCKHOLDERS’ (DEFICIT) EQUITY	(2,309,337)	(604,635)	15,341,424	4,165,828	(18,902,617)	(2,309,337)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,309,337)	$11,329,873	$15,656,455	$4,639,926	$(18,922,240)	$10,394,677

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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$77,215	$1,441,477	$301,750	$(39,412)	$1,781,030
COST OF SALES	—	43,858	577,494	188,366	(39,412)	770,306
GROSS PROFIT	—	33,357	863,983	113,384	—	1,010,724
SELLING AND ADMINISTRATIVE EXPENSES	—	48,893	103,779	61,382	—	214,054
AMORTIZATION OF INTANGIBLE ASSETS	—	714	29,709	4,146	—	34,569
(LOSS) INCOME FROM OPERATIONS	—	(16,250)	730,495	47,856	—	762,101
INTEREST EXPENSE (INCOME) - NET	—	318,138	(2)	4,063	—	322,199
REFINANCING COSTS	—	1,751	—	—	—	1,751
EQUITY IN INCOME OF SUBSIDIARIES	(511,053)	(562,544)	—	—	1,073,597	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	511,053	226,405	730,497	43,793	(1,073,597)	438,151
INCOME TAX PROVISION	—	(284,648)	202,265	6,683	—	(75,700)
INCOME FROM CONTINUING OPERATIONS	511,053	511,053	528,232	37,110	(1,073,597)	513,851
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(17,869)	15,071	—	(2,798)
NET INCOME	$511,053	$511,053	$510,363	$52,181	$(1,073,597)	$511,053
OTHER COMPREHENSIVE INCOME, NET OF TAX	91,662	64,166	9,719	55,674	(129,559)	91,662
TOTAL COMPREHENSIVE INCOME	$602,715	$575,219	$520,082	$107,855	$(1,203,156)	$602,715

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 1, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$65,037	$1,409,050	$249,256	$(40,597)	$1,682,746
COST OF SALES	—	36,230	605,288	148,133	(40,597)	749,054
GROSS PROFIT	—	28,807	803,762	101,123	—	933,692
SELLING AND ADMINISTRATIVE EXPENSES	61	47,474	127,391	27,646	—	202,572
AMORTIZATION OF INTANGIBLE ASSETS	—	387	43,108	4,068	—	47,563
(LOSS) INCOME FROM OPERATIONS	(61)	(19,054)	633,263	69,409	—	683,557
INTEREST EXPENSE (INCOME) - NET	—	298,005	(31)	(4,128)	—	293,846
REFINANCING COSTS	—	35,591	—	—	—	35,591
EQUITY IN INCOME OF SUBSIDIARIES	(274,437)	(629,721)	—	—	904,158	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	274,376	277,071	633,294	73,537	(904,158)	354,120
INCOME TAX PROVISION	—	2,634	73,549	3,375	—	79,558
INCOME FROM CONTINUING OPERATIONS	274,376	274,437	559,745	70,162	(904,158)	274,562
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(423)	237		(186)
NET INCOME	$274,376	$274,437	$559,322	$70,399	$(904,158)	$274,376
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	20,952	40,955	15,012	(59,324)	3,357	20,952
TOTAL COMPREHENSIVE INCOME	$295,328	$315,392	$574,334	$11,075	$(900,801)	$295,328

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(157,892)	$578,789	$29,807	$2,980	$453,684
INVESTING ACTIVITIES:
Capital expenditures	—	(826)	(27,370)	(2,688)	—	(30,884)
Payments made in connection with acquisitions	—	(50,320)	—	—	—	(50,320)
Proceeds in connection with sale of discontinued operations	—	57,686	—	—	—	57,686
Net cash provided by (used in) investing activities	—	6,540	(27,370)	(2,688)	—	(23,518)
FINANCING ACTIVITIES:
Intercompany activities	42,048	571,729	(547,932)	(62,865)	(2,980)	—
Proceeds from exercise of stock options	26,305	—	—	—	—	26,305
Special dividend and dividend equivalent payments	(56,148)	—	—	—	—	(56,148)
Proceeds from term loans, net	—	793,042	—	—	—	793,042
Repayment on term loans	—	(833,052)	—	—	—	(833,052)
Other	—	(2,155)	—	—	—	(2,155)
Net cash provided by (used in) financing activities	12,205	529,564	(547,932)	(62,865)	(2,980)	(72,008)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	2,288	—	2,288
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,205	378,212	3,487	(33,458)	—	360,446
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,416	439,473	(203)	208,875	—	650,561
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,621	$817,685	$3,284	$175,417	$—	$1,011,007

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED APRIL 1, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(61)	$(332,771)	$720,181	$2,035	$1,116	$390,500
INVESTING ACTIVITIES:
Capital expenditures		(829)	(34,576)	(3,031)	—	(38,436)
Payments made in connection with acquisitions		(30,002)				(30,002)
Payments made in connection with purchase of discontinued operations	—	(78,879)	—	—	—	(78,879)
Net cash used in investing activities	—	(109,710)	(34,576)	(3,031)	—	(147,317)
FINANCING ACTIVITIES:
Intercompany activities	1,691,169	(1,028,726)	(693,345)	32,018	(1,116)	—
Proceeds from exercise of stock options	12,345	—	—	—	—	12,345
Special dividend and dividend equivalent payments	(1,375,998)	—	—	—	—	(1,375,998)
Treasury stock repurchased	(339,833)	—	—	—	—	(339,833)
Proceeds from term loans, net	—	1,132,774	—	—	—	1,132,774
Repayment on term loans	—	(32,302)	—	—	—	(32,302)
Proceeds from additional 2025 Notes offering, net	—	301,006	—	—	—	301,006
Cash tender and redemption of the 2021 Notes, including premium	—	(528,847)	—	—	—	(528,847)
Other	—	(10,745)	—	—	—	(10,745)
Net cash (used in) provided by financing activities	(12,317)	(166,840)	(693,345)	32,018	(1,116)	(841,600)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(3,188)	—	(3,188)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,378)	(609,321)	(7,740)	27,834	—	(601,605)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,560	1,421,251	8,808	143,375	—	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,182	$811,930	$1,068	$171,209	$—	$985,389

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
For the second quarter of fiscal 2018, we generated net sales of $933.1 million and net income of $196.3 million. EBITDA As Defined was $463.1 million, or 49.6% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2017. There have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the year ended September 30, 2017. Refer to Note 4, "Recent Accounting Pronouncements," for a discussion of accounting standards recently adopted or required to be adopted in future periods.
Acquisitions
Recent acquisitions are described in Note 3, “Acquisitions,” and Note 15, "Subsequent Events," to the condensed consolidated financial statements included herein.
Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	March 31, 2018	% of Sales	April 1, 2017	% of Sales
Net sales	$933,070	100.0%	$868,728	100.0%
Cost of sales	398,996	42.8%	379,291	43.7%
Selling and administrative expenses	107,526	11.5%	100,857	11.6%
Amortization of intangible assets	17,457	1.9%	22,032	2.5%
Income from operations	409,091	43.8%	366,548	42.2%
Interest expense, net	161,266	17.3%	147,842	17.0%
Refinancing costs	638	0.1%	3,507	0.4%
Income tax provision	45,347	4.9%	59,508	6.9%
Income from continuing operations	$201,840	21.6%	$155,691	17.9%
Loss from discontinued operations, net of tax	(5,562)	(0.6)%	(186)	—%
Net income	$196,278	21.0%	$155,505	17.9%

	Twenty-Six Week Periods Ended
	March 31, 2018	% of Sales	April 1, 2017	% of Sales
Net sales	$1,781,030	100.0%	$1,682,746	100.0%
Cost of sales	770,306	43.3%	749,054	44.5%
Selling and administrative expenses	214,054	12.0%	202,572	12.0%
Amortization of intangible assets	34,569	1.9%	47,563	2.8%
Income from operations	762,101	42.8%	683,557	40.6%
Interest expense, net	322,199	18.1%	293,846	17.5%
Refinancing costs	1,751	0.1%	35,591	2.1%
Income tax provision	(75,700)	(4.3)%	79,558	4.7%
Income from continuing operations	$513,851	28.9%	$274,562	16.3%
Loss from discontinued operations, net of tax	(2,798)	(0.2)%	(186)	—%
Net income	$511,053	28.7%	$274,376	16.3%

Changes in Results of Operations
Thirteen week period ended March 31, 2018 compared with the thirteen week period ended April 1, 2017
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended March 31, 2018 and April 1, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	March 31, 2018	April 1, 2017	Change
Organic sales	$925.6	$868.7	$56.9	6.6%
Acquisition sales	7.5	—	7.5	0.8%
	$933.1	$868.7	$64.4	7.4%
The increase in organic sales is primarily related to an increase in commercial aftermarket sales of $43.7 million, or 14.6%, and an increase in defense sales of $13.2 million, or 4.7%. This was partially offset by a decrease in organic commercial OEM sales of $5.2 million, or 2.1%.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above for the thirteen week period ended March 31, 2018 was attributable to the Third Quarter 2017 Acquisitions described in Note 3, "Acquisitions and Divestitures."

•
Cost of Sales and Gross Profit. Cost of sales increased by $19.7 million, or 5.2%, to $399.0 million for the thirteen week period ended March 31, 2018 compared to $379.3 million for the thirteen week period ended April 1, 2017. Cost of sales and the related percentage of total sales for the thirteen week periods ended March 31, 2018 and April 1, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 31, 2018	April 1, 2017	Change	% Change
Cost of sales - excluding costs below	$395.2	$374.4	$20.8	5.6%
% of total sales	42.4%	43.1%
Inventory purchase accounting adjustments	—	2.8	(2.8)	(100.0)%
% of total sales	—%	0.3%
Acquisition integration costs	2.6	1.0	1.6	160.0%
% of total sales	0.3%	0.1%
Stock compensation expense	1.2	1.1	0.1	9.1%
% of total sales	0.1%	0.1%
Total cost of sales	$399.0	$379.3	$19.7	5.2%
% of total sales	42.8%	43.7%
Gross profit	$534.1	$489.4	$44.7	9.1%
Gross profit percentage	57.2%	56.3%	0.9
The net increase in the dollar amount of cost of sales during the thirteen week period ended March 31, 2018 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth for both commercial aftermarket and defense markets. This increase due to volume was slightly offset by a reduction in inventory purchase accounting adjustments as shown in the table above.
Gross profit as a percentage of sales increased by 0.9 percentage points to 57.2% for the thirteen week period ended March 31, 2018 from 56.3% for the thirteen week period ended April 1, 2017. The dollar amount of gross profit increased by $44.7 million, or 9.1%, for the quarter ended March 31, 2018 compared to the comparable quarter in the prior year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $4.1 million for the quarter ended March 31, 2018, which represented gross profit of approximately 55.1% of the acquisition sales.

•
Organic sales growth as described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $39.5 million for the quarter ended March 31, 2018.

•
Further increases in gross profit were due to lower inventory purchase accounting adjustments of $2.8 million partially offset by increases in acquisition integration costs of $1.6 million and stock compensation expense of $0.1 million for the quarter ended March 31, 2018.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $6.6 million to $107.5 million, or 11.5% of sales, for the thirteen week period ended March 31, 2018 from $100.9 million, or 11.6% of sales, for the thirteen week period ended April 1, 2017. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended March 31, 2018 and April 1, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 31, 2018	April 1, 2017	Change	% Change
Selling and administrative expenses - excluding costs below	$95.2	$87.0	$8.2	9.4%
% of total sales	10.2%	10.0%
Stock compensation expense	10.4	10.0	0.4	4.0%
% of total sales	1.1%	1.2%
Acquisition-related expenses	1.9	3.9	(2.0)	(51.3)%
% of total sales	0.2%	0.4%
Total selling and administrative expenses	$107.5	$100.9	$6.6	6.5%
% of total sales	11.5%	11.6%
The increase in the dollar amount of selling and administrative expenses during the quarter ended March 31, 2018 is primarily due to higher selling and administrative expenses relating to recent acquisitions.

•
Amortization of Intangible Assets. Amortization of intangible assets was $17.5 million for the quarter ended March 31, 2018 compared to $22.0 million in the quarter ended April 1, 2017. The decrease in amortization expense of $4.5 million was due to the order backlog recorded in connection with the 2016 acquisitions becoming fully amortized in fiscal 2017. This was slightly offset by amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the Third Quarter 2017 acquisitions.

•
Refinancing Costs. Refinancing costs of $0.6 million were recorded for the quarter ended March 31, 2018 which related to the debt refinancing activity described in Note 8, "Debt." Refinancing costs of $3.5 million were recorded for the quarter ended April 1, 2017 representing debt issuance costs expensed in connection with the debt financing activity during the first quarter of the previous year.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $13.5 million, or 9.1%, to $161.3 million for the quarter ended March 31, 2018 from $147.8 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $11,856 million for the quarter ended March 31, 2018 and approximately $11,206 million for the quarter ended April 1, 2017. The increase in weighted average level of borrowings was due to the additional 2025 Notes offering of $300 million in the second fiscal quarter of 2017, the additional $100 million drawn on the trade receivable securitization facility in the fourth quarter of fiscal 2017 and the additional net debt financing of $575 million in the fourth quarter of fiscal 2017. The weighted average interest rate for cash interest payments on total borrowings outstanding at March 31, 2018 was 5.2%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 18.3% for the quarter ended March 31, 2018 compared to 27.7% for the quarter ended April 1, 2017. The Company's lower effective tax rate for the thirteen week period ended March 31, 2018 was primarily due to reduction in U.S. federal corporate tax rate that was enacted in The Tax Cuts and Jobs Act which reduced the tax rate from 35% to 21%. As a result, the blended statutory tax rate for the year is 24.5%. Also contributing to the lower effective tax rate was the impact of excess tax benefits from share based payments

•
Loss from Discontinued Operations. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, subject to a working capital adjustment. The loss from discontinued operations was $5.6 million for the quarter ended March 31, 2018. Refer to Note 14, “Discontinued Operations,” for further information. The loss from discontinued operations was $0.2 million for the quarter ended April 1, 2017.

•
Net Income. Net income increased $40.8 million, or 26.2%, to $196.3 million for the quarter ended March 31, 2018 compared to net income of $155.5 million for the quarter ended April 1, 2017, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $3.53 for the quarter ended March 31, 2018 and $2.78 per share for the quarter ended April 1, 2017. For the quarter ended March 31, 2018, basic and diluted earnings per share from continuing operations and discontinued operations were $3.63 and $(0.10), respectively.

Business Segments
Effective October 1, 2017, the Company made an organizational realignment of certain businesses comprising the Power & Control, Airframe, and the Non-Aviation segments. Operating results for the thirteen week period ended April 1, 2017 were reclassified to conform to the presentation for the thirteen week period ended March 31, 2018.

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended March 31, 2018 and April 1, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 31, 2018	% of Sales	April 1, 2017	% of Sales	Change	% Change
Power & Control	$528.5	56.7%	$474.0	54.6%	$54.5	11.5%
Airframe	369.8	39.6%	360.5	41.5%	9.3	2.6%
Non-aviation	34.8	3.7%	34.2	3.9%	0.6	1.8%
	$933.1	100.0%	$868.7	100.0%	$64.4	7.4%
Acquisition sales for the Power & Control segment totaled $7.5 million, or an increase of 1.6%, resulting from the Third Quarter 2017 Acquisitions in fiscal year 2017. Organic sales increased $47.0 million, or an increase of 9.9%, for the thirteen week period ended March 31, 2018 compared to the thirteen week period ended April 1, 2017. The organic sales increase resulted from increases in commercial aftermarket sales ($26.8 million, an increase of 18.8%), defense sales ($14.7 million, an increase of 7.0%), and commercial OEM sales ($3.7 million, an increase of 3.3%).
Organic sales for the Airframe segment increased $9.3 million, or 2.6%, for the thirteen week period ended March 31, 2018 compared to the thirteen week period ended April 1, 2017. The organic sales increase primarily resulted from an increase in commercial aftermarket sales ($17.0 million, an increase of 10.9%) offset by a decrease in commercial OEM sales ($6.7 million, a decrease of 5.2%) and defense sales ($1.4 million, a decrease of 2.0%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended March 31, 2018 and April 1, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 31, 2018	% of Segment Sales	April 1, 2017	% of Segment Sales	Change	% Change
Power & Control	$275.6	52.1%	$232.8	49.1%	$42.8	18.4%
Airframe	186.0	50.3%	183.0	50.8%	3.0	1.6%
Non-aviation	10.3	29.6%	11.4	33.2%	(1.1)	(9.6)%
	$471.9	50.6%	$427.2	49.2%	$44.7	10.5%
EBITDA As Defined for the Power & Control segment from the Third Quarter 2017 Acquisitions was approximately $3.2 million for the thirteen week period ended March 31, 2018. Organic EBITDA As Defined increased approximately $39.6 million, or an increase of 17.0%, resulting from organic sales growth, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Organic EBITDA As Defined for the Airframe segment increased approximately $3.0 million, or an increase of 1.6%, resulting from organic sales growth and application of our three core value-driven operating strategies.

Twenty-six week period ended March 31, 2018 compared with the twenty-six week period ended April 1, 2017
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended March 31, 2018 and April 1, 2017 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Total Sales
	March 31, 2018	April 1, 2017	Change
Organic sales	$1,763.6	$1,682.7	$80.9	4.8%
Acquisition sales	17.4	—	17.4	1.0%
	$1,781.0	$1,682.7	$98.3	5.8%
Organic defense and commercial aftermarket sales increased for the twenty-six week period ended March 31, 2018 compared to the twenty-six week period ended April 1, 2017 by $9.0 million and $70.5 million, or 1.6% and 12.2%, respectively. These increases were slightly offset by a decrease in organic commercial OEM sales of $7.4 million, or 1.6%.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to the Third Quarter 2017 Acquisitions described in Note 3, "Acquisitions and Divestitures."

•
Cost of Sales and Gross Profit. Cost of sales increased by $21.2 million, or 2.8%, to $770.3 million for the twenty-six week period ended March 31, 2018 compared to $749.1 million for the twenty-six week period ended April 1, 2017. Cost of sales and the related percentage of total sales for the twenty-six week periods ended March 31, 2018 and April 1, 2017 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 31, 2018	April 1, 2017	Change	% Change
Cost of sales - excluding costs below	$764.5	$726.1	$38.4	5.3%
% of total sales	43.0%	43.1%
Inventory purchase accounting adjustments	—	19.4	(19.4)	(100.0)%
% of total sales	—%	1.2%
Acquisition integration costs	3.5	1.5	2.0	133.3%
% of total sales	0.2%	0.1%
Stock compensation expense	2.3	2.1	0.2	9.5%
% of total sales	0.1%	0.1%
Total cost of sales	$770.3	$749.1	$21.2	2.8%
% of total sales	43.3%	44.5%
Gross profit	$1,010.7	$933.7	$77.0	8.2%
Gross profit percentage	56.7%	55.5%	0.016
The net increase in the dollar amount of cost of sales during the twenty-six week period ended March 31, 2018 was primarily due to increased volume associated with the sales from acquisitions and organic commercial aftermarket sales growth. The increase due to volume was partially offset by lower inventory purchase accounting adjustments as shown in the table above.
Gross profit as a percentage of sales increased by 1.2 percentage points to 56.7% for the twenty-six week period ended March 31, 2018 from 55.5% for the twenty-six week period ended April 1, 2017. The dollar amount of gross profit increased by $77.0 million, or 8.2%, for the twenty-six week period ended March 31, 2018 compared to the comparable twenty-six week period in the prior year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $10.3 million for the twenty-six week period ended March 31, 2018, which represented gross profit of approximately 59.0% of the acquisition sales.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $49.5 million for the twenty-six week period ended March 31, 2018.

•
Also contributing to the increase in gross profit were lower inventory purchase accounting adjustments of $19.4 million slightly offset by increases in acquisition integration costs of $2.0 million and stock compensation expense of $0.2 million charged to cost of sales for the twenty-six week period ended March 31, 2018.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $11.5 million to $214.1 million, or 12.0% of sales, for the twenty-six week period ended March 31, 2018 from $202.6 million, or 12.0% of sales, for the twenty-six week period ended April 1, 2017. Selling and administrative expenses and the related percentage of total sales for the twenty-six week periods ended March 31, 2018 and April 1, 2017 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 31, 2018	April 1, 2017	Change	% Change
Selling and administrative expenses - excluding costs below	$190.7	$178.1	$12.6	7.1%
% of total sales	10.7%	10.6%
Stock compensation expense	20.4	19.0	1.4	7.4%
% of total sales	1.1%	1.1%
Acquisition-related expenses	3.0	5.5	(2.5)	(45.5)%
% of total sales	0.2%	0.3%
Total selling and administrative expenses	$214.1	$202.6	$11.5	5.7%
% of total sales	12.0%	12.0%
The increase in the dollar amount of selling and administrative expenses during the twenty-six week period ended March 31, 2018 is primarily due to higher selling and administration expenses related to recent acquisitions.

•
Amortization of Intangible Assets. Amortization of intangible assets was $34.6 million for the twenty-six week period ended March 31, 2018 compared to $47.6 million in the twenty-six week period ended April 1, 2017. The decrease in amortization expense of $13.0 million was primarily due to the order backlog recorded in connection with the 2016 acquisitions becoming fully amortized in fiscal 2017. This was slightly offset by amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the Third Quarter 2017 acquisitions.

•
Refinancing Costs. Refinancing costs of $1.8 million were recorded for the twenty-six week period ended March 31, 2018, which related to the debt refinancing activity described in Note 8, "Debt." Refinancing costs of $35.6 million were recorded for the twenty-six week period ended April 1, 2017 representing debt issuance costs expensed in connection with the debt financing activity during the first and second quarter of the previous year, which primarily consisted of $28.8 million in premium paid on the redemption of the 2021 Notes and the write-off of $3.1 million in unamortized debt issuance costs, along with $3.3 million of debt issuance costs related to an additional issuance of our existing 2025 Notes.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $28.4 million, or 9.6%, to $322.2 million for the twenty-six week period ended March 31, 2018 from $293.8 million for the comparable twenty-six week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $11,864 million for the twenty-six week period ended March 31, 2018 and approximately $11,045 million for the twenty-six week period ended April 1, 2017. The increase in weighted average level of borrowings was primarily due to the additional 2025 Notes offering of $300 million in the end of the second fiscal quarter of 2017, the additional $100 million drawn on the trade receivable securitization facility in the fourth quarter of fiscal 2017, and the additional net debt financing of $575 million in the fourth quarter of fiscal 2017. The weighted average interest rate for cash interest payments on total borrowings outstanding at March 31, 2018 was 5.2%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately (17.3)% for the twenty-six week period ended March 31, 2018 compared to 22.5% for the twenty-six week period ended April 1, 2017. The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 24.5%. At March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We have recognized a provisional benefit amount of $170.2 million related to the remeasurement of our deferred tax balance for the twenty-six week period ended March 31, 2018. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, we have recognized a provisional expense amount of $23.1 million for our one-time transition tax liability for the twenty-six week period ended March 31, 2018. The one-time transition tax is based on our total post-1986 E&P that we previously deferred from US income taxes and is based in part on the amount of those earnings held in cash and other specified assets. However, we continue to refine the calculation of the total post-1986 E&P for our foreign subsidiaries. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets. As a result of the Act, we recognized a provisional benefit amount of $147.1 million as a discrete tax benefit, which is included as a component of income tax expense from continuing operations. The Company's lower effective tax rate for the twenty-six week period ended March 31, 2018 was due to the reduction in the U.S. federal corporate tax rate as well as the discrete adjustment related to the enactment of the Act described above.

•
Loss from Discontinued Operations. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, subject to a working capital adjustment. The loss from discontinued operations was $2.8 million for the twenty-six week period ended March 31, 2018. Refer to Note 14, “Discontinued Operations,” for further details. The loss from discontinued operations was $0.2 million for the twenty-six week period ended April 1, 2017.

•
Net Income. Net income increased $236.7 million, or 86.3%, to $511.1 million for the twenty-six week period ended March 31, 2018 compared to net income of $274.4 million for the twenty-six week period ended April 1, 2017, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $8.18 for the twenty-six week period ended March 31, 2018 and $3.17 per share for the twenty-six week period ended April 1, 2017. For the twenty-six week period ended March 31, 2018, basic and diluted earnings per share from continuing operations and discontinued operations were $8.23 and $(0.05), respectively. Net income for the twenty-six week period ended March 31, 2018 of $513.9 million was decreased by dividend equivalent payments of $56.1 million, resulting in net income available to common shareholders of $454.9 million. Net income for the twenty-six week period ended April 1, 2017 of $274.4 million was decreased by an allocation of dividends on participating securities of $96.0 million, or $1.71 per share, resulting in net income available to common shareholders of $178.4 million.

Business Segments

•	Segment Net Sales. Net sales by segment for the twenty-six week period ended March 31, 2018 and April 1, 2017 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 31, 2018	% of Sales	April 1, 2017	% of Sales	Change	% Change
Power & Control	$1,011.2	56.8%	$909.8	54.1%	$101.4	11.1%
Airframe	703.2	39.5%	709.2	42.1%	(6.0)	(0.8)%
Non-aviation	66.6	3.7%	63.7	3.8%	2.9	4.6%
	$1,781.0	100.0%	$1,682.7	100.0%	$98.3	5.8%
Acquisition sales for the Power & Control segment totaled $17.4 million, or an increase of 1.9%, resulting from the Third Quarter 2017 Acquisitions. Organic sales increased $84.0 million, or an increase of 9.2%, for the twenty-six week period ended March 31, 2018 compared to the twenty-six week period ended April 1, 2017. The organic sales increase resulted primarily from an increase in commercial aftermarket sales ($41.8 million, an increase of 15.2%), defense sales ($23.3 million, an increase of 5.7%) and an increase in commercial OEM sales ($14.5 million, an increase of 7.1%).
Organic sales for the Airframe business decreased $6.0 million, or 0.8%, for the twenty-six week period ended March 31, 2018 compared to the twenty-six week period ended April 1, 2017. The organic sales decrease primarily resulted from decreases in defense sales ($14.7 million, a decrease of 9.5%) and commercial OEM sales ($19.8 million, a decrease of 8.0%) partially offset by an increase in commercial aftermarket sales ($28.6 million, or 9.5%).

•	EBITDA As Defined. EBITDA As Defined by segment for the twenty-six week periods ended March 31, 2018 and April 1, 2017 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 31, 2018	% of Segment Sales	April 1, 2017	% of Segment Sales	Change	% Change
Power & Control	$520.3	51.5%	$445.7	49.0%	$74.6	16.7%
Airframe	344.4	49.0%	351.5	49.6%	(7.1)	(2.0)%
Non-aviation	19.3	29.0%	20.7	32.4%	(1.4)	(6.8)%
	$884.0	49.6%	$817.9	48.6%	$66.1	8.1%

EBITDA As Defined for the Power & Control segment from the Third Quarter 2017 Acquisitions was approximately $7.9 million for the twenty-six week period ended March 31, 2018. Organic EBITDA As Defined increased approximately $66.7 million, or an increase of 15.0%, resulting from organic sales growth in commercial aftermarket sales, commercial OEM sales and defense sales, as well as the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Organic EBITDA as Defined for the Airframe segment decreased $7.1 million, a 2.0% decrease, for the twenty-six week period ended March 31, 2018. Organic EBITDA As Defined decreased as a result of a decrease in commercial OEM sales and defense sales offset by organic sales growth in commercial aftermarket sales and the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Backlog
As of March 31, 2018, the Company estimated its sales order backlog at $1,869 million compared to an estimated sales order backlog of $1,648 million as of April 1, 2017. The increase in backlog is primarily due to acquisitions and organic growth in both the defense market and the commercial aftermarket. The majority of the purchase orders outstanding as of March 31, 2018 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of March 31, 2018 may not necessarily represent the actual amount of shipments or sales for any future period.
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
Operating Activities. The Company generated $453.7 million of net cash from operating activities during the twenty-six week period ended March 31, 2018 compared to $390.5 million during the twenty-six week period ended April 1, 2017. The net increase of $63.2 million is primarily attributable to an increase in income from continuing operations of $69.3 million (excluding the non-cash effects of the adjustments resulting from the Tax Cuts and Jobs Act (approximately $170 million).
The change in accounts receivable during the twenty-six week period ended March 31, 2018 was a source of cash of $5.9 million compared to a source of cash of $3.1 million during the twenty-six week period ended April 1, 2017. The increase in the source of cash of $2.8 million is attributable to the higher rate of collections of accounts receivable in second quarter of fiscal year 2018 compared to the second quarter of fiscal 2017.
The change in inventories during the twenty-six week period ended March 31, 2018 was a use of cash of $16.3 million compared to a source of cash of $6.9 million during the twenty-six week period ended April 1, 2017. The increase in the use of cash of $23.2 million is primarily attributable to acquisitions and an increase in raw material and component purchases in response to the growth in backlog.
The change in accounts payable during the twenty-six week period ended March 31, 2018 was a use of cash of $0.6 million compared to a use of cash of $17.5 million during the twenty-six week period ended April 1, 2017. The decrease in the use of cash of $16.9 million was primarily attributable to the timing of payments to vendors in connection with continued efforts to improve working capital management.
Investing Activities. Net cash used in investing activities was $23.5 million during the twenty-six week period ended March 31, 2018 consisting of capital expenditures of $30.9 million, and payments for acquisitions of $50.3 million which primarily consisted of the Kirkhill acquisition. The uses of cash related to investing activities was partially offset by the cash proceeds received from the sale of Schroth of $57.7 million.
Net cash used in investing activities during the twenty-six week period ended April 1, 2017 was comprised of capital expenditures of $38.4 million and acquisition activities of $108.9 million, which primarily consisted of $78.9 million for the acquisition of Schroth and $28.7 million for the cash settlement of the Breeze-Eastern dissenting shares litigation.
Financing Activities. Net cash used in financing activities during the twenty-six week period ended March 31, 2018 was $72.0 million. The use of cash was primarily related to the payment of $56.1 million in dividend equivalent payments and $34.5 million in debt service payments on existing term loans, partially offset by $26.3 million in proceeds from stock option exercises.
Net cash used in financing activities during the twenty-six week period ended March 31, 2018 was $841.6 million. The use of cash was primarily related to the aggregate payment of $1,376.0 million for a $24.00 per share special dividend and dividend equivalent payments, redemption and related premium paid on the 2021 Notes aggregating to $528.8 million, $339.8 million related to treasury stock purchases under the Company's share repurchase program, and $32.3 million in debt service payments on the existing term loans. Slightly offsetting the uses of cash were net proceeds from the 2017 term loans and the additional 2025 Notes offering of $1,132.8 million and $301.0 million, respectively, and $12.3 million in proceeds from stock option exercises.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $6,938.1 million in fully drawn term loans (the “Term Loans Facility”) and a $600.0 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of March 31, 2018):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$1,495.8 million	May 14, 2022	LIBO rate + 2.75%
Tranche F	$3,636.9 million	June 9, 2023	LIBO rate + 2.75%
Tranche G	$1,805.4 million	August 22, 2024	LIBO rate + 2.50%
The Term Loans Facility requires quarterly aggregate principal payments of $17.4 million. The revolving commitments consist of two tranches which includes up to $100 million of multicurrency revolving commitments. At March 31, 2018, the Company had $15.2 million in letters of credit outstanding and $584.8 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate related to the tranche E, tranche F and tranche G term loans are subject to a floor of 0.0%. For the twenty-six week period ended March 31, 2018, the applicable interest rates ranged from approximately 4.07% to 4.69% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 11, “Derivatives and Hedging Activities,” to the condensed consolidated financial statements included herein.
Recent Amendments to the Credit Agreement
On August 22, 2017, the Company entered into Amendment No. 3 and Incremental Term Loan Assumption Agreement to the Second Amended and Restated Credit Agreement (“Amendment No. 3”). Pursuant to Amendment No. 3, TransDigm, among other things, incurred the new tranche G term loans in an aggregate principal amount equal to approximately $1.8 billion and repaid in full all of the tranche C term loans outstanding under the Restated Credit Agreement. The tranche G term loans were fully drawn on August 22, 2017. The tranche G term loans mature on August 22, 2024. The terms and conditions (other than maturity date) that apply to the tranche G term loans, including pricing, are substantially the same as the terms and conditions that applied to the tranche C term loans immediately prior to Amendment No. 3. Amendment No. 3 also permitted (a) payment of a special dividend, share repurchase, or combination thereof, in an aggregate amount up to approximately $1.3 billion within 60 days of the effective date of Amendment No. 3, and (b) certain additional restricted payments, including the ability of the Company to declare or pay dividends or repurchase stock, in an aggregate amount not to exceed $1.5 billion within twelve months of the effective date of Amendment No. 3 provided that, among other conditions, if such additional loans are to be used by the Company to repurchase shares of its capital stock, the consolidated secured net debt ratio would be no greater than 4.00 to 1.00 and if such additional terms loans are to be used by TD Group to pay dividends or other distributions on or in respect of its capital stock, the consolidated net leverage ratio would be no greater than 6.50 to 1.00, in each case, after giving effect to such incremental term loans. If any portion of the $1.5 billion is not used for dividends or share repurchases over such twelve month period, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter.
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
On February 22, 2018, the Company entered into a refinancing facility agreement to the Second Amended and Restated Credit Agreement. TransDigm, among other things, incurred new tranche G term loans in an aggregate principal amount equal to $1,809 million and repaid in full all of the existing tranche G term loans outstanding under the Second and Amended Restated Credit Agreement immediately prior to the refinancing facility agreement. The refinancing facility agreement also decreased the margin applicable to the tranche G term loans to LIBO rate plus 2.5% per annum. The terms and conditions that apply to the tranche G term loans, excluding pricing, are substantially the same as the terms and conditions that apply to the tranche G term loans immediately prior to the refinancing facility agreement.
Indentures

Senior Subordinated Notes	Aggregate Principal	Maturity Date	Interest Rate
2020 Notes	$550 million	October 15, 2020	5.50%
2022 Notes	$1,150 million	July 15, 2022	6.00%
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$750 million	May 15, 2025	6.50%
2026 Notes	$950 million	June 15, 2026	6.375%
The 2020 Notes, the 2022 Notes, the 2024 Notes, and the 2026 Notes (the “Notes”) were issued at an issue price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “Notes”) were issued at an issue price of 100% of the principal amount and the subsequent $300 million offering in the second quarter ended of fiscal 2017 of 2025 Notes were issued at an issue price of 101.5% of the principal amount, resulting in gross proceeds of $304.5 million.
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
The restrictive covenants included in the Credit Agreement are subject to amendments executed periodically. The most recent amendment that impacted the restrictive covenants contained in the Credit Agreement is Amendment No. 3. The restrictive covenants are described above in the Recent Amendments to the Credit Agreement section.
Under the terms of the Credit Agreement, TransDigm is entitled, on one or more occasions, to request additional term loans or additional revolving commitments to the extent that the existing or new lenders agree to provide such incremental term loans or additional revolving commitments provided that, among other conditions, our consolidated net leverage ratio would be no greater than 7.25 to 1.00 and the consolidated secured net debt ratio would be no greater than 4.25 to 1.00, in each case, after giving effect to such incremental term loans or additional revolving commitments.
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended March 31, 2018.
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
As of March 31, 2018, the Company was in compliance with all of its debt covenants.
Trade Receivables Securitization
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2017, the Company amended the Securitization Facility to increase the borrowing capacity to $300 million and extend the maturity date to August 1, 2018. As of March 31, 2018, the Company has borrowed $300 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a new stock repurchase program replacing the previous $600 million program and permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the quarter and year-to-date period ended March 31, 2018.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(in thousands)
Net income	$196,278	$155,505	$511,053	$274,376
Less: Loss from discontinued operations, net of tax(1)	(5,562)	(186)	(2,798)	(186)
Income from continuing operations	201,840	155,691	513,851	274,562
Adjustments:
Depreciation and amortization expense	30,970	34,661	61,609	72,708
Interest expense, net	161,266	147,842	322,199	293,846
Income tax provision	45,347	59,508	(75,700)	79,558
EBITDA	439,423	397,702	821,959	720,674
Adjustments:
Inventory purchase accounting adjustments(2)	—	2,799	—	19,377
Acquisition integration costs(3)	3,980	1,399	5,329	2,509
Acquisition transaction-related expenses(4)	505	3,554	1,230	4,434
Non-cash stock compensation expense(5)	11,590	11,105	22,703	21,126
Refinancing costs(6)	638	3,507	1,751	35,591
Other, net(7)	6,987	1,610	11,684	(841)
EBITDA As Defined	$463,123	$421,676	$864,656	$802,870

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

(7)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises and gain or loss on sale of fixed assets. Prior to the fourth quarter of fiscal 2017, foreign currency transaction gain or loss other than related to intercompany loans was not included in the adjustments to EBITDA, as the foreign currency transaction gain or loss was immaterial during those periods. Therefore, the prior periods presented herein were adjusted to conform to the current year presentation.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Twenty-Six Week Periods Ended
	March 31, 2018	April 1, 2017
	(in thousands)
Net cash provided by operating activities	$453,684	$390,500
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(9,404)	24,036
Interest expense, net (1)	311,605	283,676
Income tax provision - current	90,892	79,212
Non-cash stock compensation expense (2)	(22,703)	(21,126)
Refinancing costs (6)	(1,751)	(35,591)
EBITDA from discontinued operations (8)	(364)	(33)
EBITDA	821,959	720,674
Adjustments:
Inventory purchase accounting adjustments (3)	—	19,377
Acquisition integration costs (4)	5,329	2,509
Acquisition transaction-related expenses (5)	1,230	4,434
Non-cash stock compensation expense (2)	22,703	21,126
Refinancing costs (6)	1,751	35,591
Other, net (7)	11,684	(841)
EBITDA As Defined	$864,656	$802,870

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises and gain or loss on sale of fixed assets. Prior to the fourth quarter of fiscal 2017, foreign currency transaction gain or loss other than related to intercompany loans was not included in the adjustments to EBITDA, as the foreign currency transaction gain or loss was immaterial during those periods. Therefore, the prior periods presented herein were adjusted to conform to the current year presentation.

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
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2018, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President and Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Interim Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including President and Chief Executive Officer and Executive Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the fiscal quarter ending March 31, 2018 and year-ended September 30, 2017, the Company completed the acquisition of Kirkhill and the Third Quarter 2017 Acquisitions. The Company is currently integrating these acquisitions into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded these acquisitions from management's evaluation of internal controls over financial reporting as of March 31, 2018. These acquisitions constituted less than 2% of the Company's total assets as of March 31, 2018, and less than 1% of the Company's net sales in the fiscal quarter ended March 31, 2018.
.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We and certain of our current or former officers and directors are defendants in a consolidated securities class action captioned In re TransDigm Group, Inc. Securities Litigation, Case No. 1:17-cv-01677-DCN (N.D. Ohio).  The cases were originally filed on August 10, 2017, and September 18, 2017 and were consolidated on December 5, 2017.  A consolidated amended complaint was filed on February 16, 2018. The plaintiffs allege that the defendants made false or misleading statements with respect to, or failed to disclose, the impact of certain alleged business practices in connection with sales to the U.S. government on the Company’s growth and profitability.  The plaintiffs assert claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, and seek unspecified monetary damages and other relief.  In addition, we, as nominal defendant, and certain of our current or former officers and directors are defendants in a shareholder derivative action captioned Sciabacucchi v. Howley et al., No. 1:17-cv-1971-DCN (N.D. Ohio). The case was filed on September 19, 2017.  The plaintiffs allege breach of fiduciary duty and other claims arising out of substantially the same actions or inactions alleged in the securities class actions described above. This action has been stayed pending the outcome of an anticipated motion to dismiss on the securities class action.  Although we are only a nominal defendant in the derivative action, we could have indemnification obligations and/or be required to advance the costs and expenses of the officer and director defendants in the action.
We intend to vigorously defend these matters and believe they are without merit.  We also believe we have sufficient insurance coverage available for these matters.  Therefore, we do not expect these matters to have a material adverse impact on our financial condition or results of operations.  However, given the preliminary status of the litigation, it is difficult to predict the likelihood of an adverse outcome or estimate a range of any potential loss.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On November 8, 2017, our Board of Directors, authorized a new stock repurchase program replacing the previous $600 million program and permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the thirteen and twenty-six week periods ended March 31, 2018.

ITEM 6. EXHIBITS

3.1	Third Amended and Restated Bylaws of TransDigm Group Incorporated (incorporated by reference to 8-K filed January 30, 2018)
3.2	Amended and Restated Bylaws of Kirkhill Inc. (filed herewith)
3.3	Certificate of Incorporation, filed February 21, 2018, of KH Acquisition I Co. (now known as Kirkhill Inc.) (filed herewith)
10.1	Separation Agreement, dated January 2, 2018, between TransDigm Group Incorporated and Terrance Paradie* (filed herewith)
10.2	Employment Agreement, dated February 1, 2018, between TransDigm Group Incorporated and Alex Feil* (filed herewith)
10.3	Employment Agreement, dated February 1, 2018, between TransDigm Group Incorporated and Rodrigo Rubiano* (filed herewith)
10.4	Second Amended and Restated Employment Agreement, dated January 25, 2018, between TransDigm Group Incorporated and Robert Henderson* (incorporated by reference to 8-K filed January 30, 2018)
10.5
Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein (incorporated by reference to 8-K filed February 22, 2018)

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

* Denotes management contact or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE
/s/ Kevin Stein	President and Chief Executive Officer (Principal Executive Officer)	May 4, 2018
Kevin Stein

/s/ James Skulina	Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 4, 2018
James Skulina

EXHIBIT INDEX
TO FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2018

EXHIBIT NO.	DESCRIPTION
3.1	Third Amended and Restated Bylaws of TransDigm Group Incorporated (incorporated by reference to 8-K filed January 30, 2018)
3.2	Amended and Restated Bylaws of Kirkhill Inc. (filed herewith)
3.3	Certificate of Incorporation, filed February 21, 2018, of KH Acquisition I Co. (now known as Kirkhill Inc.) (filed herewith)
10.1	Separation Agreement, dated January 2, 2018, between TransDigm Group Incorporated and Terrance Paradie* (filed herewith)
10.2	Employment Agreement, dated February 1, 2018, between TransDigm Group Incorporated and Alex Feil* (filed herewith)
10.3	Employment Agreement, dated February 1, 2018, between TransDigm Group Incorporated and Rodrigo Rubiano* (filed herewith)
10.4	Second Amended and Restated Employment Agreement, dated January 25, 2018, between TransDigm Group Incorporated and Robert Henderson* (incorporated by reference to 8-K filed January 30, 2018)
10.5
Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein (incorporated by reference to 8-K filed February 22, 2018)

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

* Denotes management contact or compensatory plan or arrangement