Form 10-Q
period 2018-06-30
TransDigm Group INC
filed 2018-08-08
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,628,694 as of July 31, 2018.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	June 30, 2018	September 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,853,373	$650,561
Trade accounts receivable - Net	658,168	636,127
Inventories - Net	815,251	730,681
Assets held-for-sale	—	77,500
Prepaid expenses and other	58,610	38,683
Total current assets	3,385,402	2,133,552
PROPERTY, PLANT AND EQUIPMENT - NET	380,475	324,924
GOODWILL	6,209,247	5,745,338
OTHER INTANGIBLE ASSETS - NET	1,715,074	1,717,862
OTHER	114,279	53,985
TOTAL ASSETS	$11,804,477	$9,975,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$75,793	$69,454
Short-term borrowings - trade receivable securitization facility	299,956	299,587
Accounts payable	155,937	148,761
Accrued liabilities	285,484	335,888
Liabilities held-for-sale	—	17,304
Total current liabilities	817,170	870,994
LONG-TERM DEBT	12,516,010	11,393,620
DEFERRED INCOME TAXES	357,680	500,949
OTHER NON-CURRENT LIABILITIES	212,097	161,302
Total liabilities	13,902,957	12,926,865
STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 56,717,525 and 56,093,659 at June 30, 2018 and September 30, 2017, respectively	567	561
Additional paid-in capital	1,171,549	1,095,319
Accumulated deficit	(2,471,575)	(3,187,220)
Accumulated other comprehensive loss	(23,717)	(85,143)
Treasury stock, at cost; 4,161,326 and 4,159,207 shares at June 30, 2018 and September 30, 2017, respectively	(775,304)	(774,721)
Total stockholders’ deficit	(2,098,480)	(2,951,204)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,804,477	$9,975,661
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
JUNE 30, 2018 AND JULY 1, 2017
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
NET SALES	$980,662	$897,655	$2,761,692	$2,580,401
COST OF SALES	411,142	377,959	1,181,448	1,127,013
GROSS PROFIT	569,520	519,696	1,580,244	1,453,388
SELLING AND ADMINISTRATIVE EXPENSES	113,019	108,104	327,073	310,677
AMORTIZATION OF INTANGIBLE ASSETS	19,224	23,259	53,793	70,822
INCOME FROM OPERATIONS	437,277	388,333	1,199,378	1,071,889
INTEREST EXPENSE - NET	167,577	152,141	489,776	445,986
REFINANCING COSTS	4,159	345	5,910	35,936
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	265,541	235,847	703,692	589,967
INCOME TAX PROVISION	48,150	66,015	(27,550)	145,573
INCOME FROM CONTINUING OPERATIONS	217,391	169,832	731,242	444,394
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(145)	(779)	(2,943)	(965)
NET INCOME	$217,246	$169,053	$728,299	$443,429
NET INCOME APPLICABLE TO COMMON STOCK	$217,246	$169,053	$672,151	$347,458
Net earnings per share:
Net earnings per share from continuing operations - basic and diluted	$3.91	$3.09	$12.14	$6.25
Net loss per share from discontinued operations - basic and diluted	—	(0.01)	(0.05)	(0.02)
Net earnings per share	$3.91	$3.08	$12.09	$6.23
Cash dividends paid per common share	$—	$—	$—	$24.00
Weighted-average shares outstanding:
Basic and diluted	55,597	54,890	55,598	55,773
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
JUNE 30, 2018 AND JULY 1, 2017
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$217,246	$169,053	$728,299	$443,429
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(32,543)	24,525	(4,355)	4,523
Interest rate swap and cap agreements	2,307	(8,386)	65,781	32,568
Other comprehensive (loss) income, net of tax	(30,236)	16,139	61,426	37,091
TOTAL COMPREHENSIVE INCOME	$187,010	$185,192	$789,725	$480,520
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2018
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, OCTOBER 1, 2017	56,093,659	$561	$1,095,319	$(3,187,220)	$(85,143)	(4,159,207)	$(774,721)	$(2,951,204)
Unvested dividend equivalents and other	—	—	—	(12,654)	—	—	—	(12,654)
Compensation expense recognized for employee stock options and restricted stock	—	—	35,460	—	—	—	—	35,460
Exercise of employee stock options, restricted stock activity and other, net	623,361	6	40,621	—	—	(2,119)	(583)	40,044
Common stock issued	505	—	149	—	—	—	—	149
Net income	—	—	—	728,299	—	—	—	728,299
Foreign currency translation adjustments	—	—	—	—	(4,355)	—	—	(4,355)
Interest rate swaps and caps, net of tax	—	—	—	—	65,781	—	—	65,781
BALANCE, JUNE 30, 2018	56,717,525	$567	$1,171,549	$(2,471,575)	$(23,717)	(4,161,326)	$(775,304)	$(2,098,480)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	June 30, 2018	July 1, 2017
OPERATING ACTIVITIES:
Net income	$728,299	$443,429
Net loss from discontinued operations	2,943	965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,248	37,581
Amortization of intangible assets and product certification costs	54,286	71,495
Amortization of debt issuance costs, original issue discount and premium	16,179	15,530
Refinancing costs	5,910	35,936
Non-cash equity compensation	36,411	32,707
Deferred income taxes	(166,783)	270
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(861)	(21,195)
Inventories	(21,992)	(325)
Income taxes receivable/payable	6,730	(12,782)
Other assets	(2,500)	(4,104)
Accounts payable	724	(12,342)
Accrued interest	6,670	741
Accrued and other liabilities	(16,354)	(32,690)
Net cash provided by operating activities	690,910	555,216
INVESTING ACTIVITIES:
Capital expenditures	(50,097)	(55,671)
Payments made in connection with acquisitions	(582,262)	(135,507)
Proceeds (payments made) in connection with the sale (purchase) of discontinued operations	57,686	(79,695)
Net cash used in investing activities	(574,673)	(270,873)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	40,621	18,046
Special dividend and dividend equivalent payments	(56,148)	(1,376,034)
Treasury stock purchased	—	(389,821)
Proceeds from term loans, net	12,779,772	1,132,755
Repayments on term loans	(12,155,198)	(48,453)
Proceeds from senior subordinated notes due 2026, net	490,411	—
Cash tender and redemption of senior subordinated notes due 2021, including premium	—	(528,847)
Proceeds from additional senior subordinated notes due 2025, net	—	300,517
Other	(9,904)	(10,777)
Net cash provided by (used in) financing activities	1,089,554	(902,614)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,979)	1,833
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,202,812	(616,438)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	650,561	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,853,373	$970,556
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$469,667	$434,295
Cash paid during the period for income taxes	$123,597	$157,899
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEK PERIODS ENDED JUNE 30, 2018 AND JULY 1, 2017
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2017 included in TD Group’s Form 10-K filed on November 13, 2017. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2017 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
3.    ACQUISITIONS AND DIVESTITURES
During the thirty-nine week period ended June 30, 2018, the Company completed the acquisitions of Extant Components Group Holdings, Inc. ("Extant") and the Kirkhill elastomers business ("Kirkhill") from Esterline Technologies. During the fiscal year ended September 30, 2017, the Company completed the acquisitions of three separate aerospace product lines (collectively, the "Third Quarter 2017 Acquisitions"). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. As of June 30, 2018, the one-year measurement period is open for Extant and Kirkhill; therefore, the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of their respective one-year measurement periods. The Company is in the process of obtaining a third-party valuation of certain intangible assets and tangible assets and liabilities of Kirkhill and Extant. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirty-nine week period ended June 30, 2018 or July 1, 2017 are not material and, accordingly, are not provided.
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

Extant – On April 24, 2018, the Company acquired all of the outstanding stock of Extant for a total purchase price of approximately $532.5 million in cash, which is net of a $0.2 million working capital settlement received in the third quarter of fiscal 2018. Extant provides a broad range of proprietary aftermarket products and repair and overhaul services to the aerospace and defense end markets. Extant owns or exclusively licenses in excess of 2,500 assemblies and sub-assemblies on over 70 active platforms. Extant is included in TransDigm's Power and Control segment.
Prior to the Company's acquisition of Extant, Extant was owned by an equity fund sponsored by Warburg Pincus LLC. Michael Graff, a director of TransDigm, is a managing director of Warburg Pincus LLC and was chairman of the board of Extant.  Robert Henderson, Vice Chairman of TransDigm, was also on the board of Extant and owned less than 2% of Extant on a fully diluted basis. In addition, Mr. Graff, Mr. W. Nicholas Howley, TransDigm's Executive Chairman, and Messrs. Douglas Peacock and David Barr, directors of TransDigm, each had minority interests of less than 1% in the Warburg Pincus LLC fund that owned Extant.
The total purchase price of Extant was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The following table summarizes the purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (in thousands).

Assets acquired:
Current assets, excluding cash acquired	$58,021
Property, plant, and equipment	4,124
Intangible assets	36,000
Goodwill	460,707
Other	86
Total assets acquired	558,938
Liabilities assumed:
Current liabilities	9,213
Other noncurrent liabilities	17,226
Total liabilities assumed	26,439
Net assets acquired	$532,499
The Company expects that approximately $44 million of goodwill recognized for the acquisition will be deductible for tax purposes over 15 years and approximately $417 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
Kirkhill – On March 15, 2018, the Company acquired the assets and certain liabilities of the Kirkhill elastomers business from Esterline Technologies for a total purchase price of approximately $49.3 million, which is net of a $0.6 million working capital settlement received in the third quarter of fiscal 2018. Kirkhill's products are primarily proprietary, sole source with significant aftermarket content and used in a broad variety of most major commercial transport and military platforms. Kirkhill is included in TransDigm's Airframe segment. The Company expects that no goodwill recognized for the acquisition will be deductible for tax purposes.
Third Quarter 2017 Acquisitions – The Third Quarter 2017 Acquisitions were acquired for an aggregate purchase price of approximately $106.7 million in cash, which includes working capital settlements totaling $1.0 million paid in the third and fourth quarters of fiscal 2017 and an earn-out of $0.4 million paid in the second quarter of fiscal 2018. All three product lines consist primarily of proprietary, sole source products with significant aftermarket content. The products include highly engineered aerospace controls, quick disconnect couplings, and communication electronics. Each product line acquired was consolidated into an existing TransDigm reporting unit within TransDigm's Power & Control segment. Approximately $66 million of goodwill recognized for the acquisitions is deductible for tax purposes over 15 years and approximately $9 million of goodwill recognized for the acquisitions is not deductible for tax purposes.
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

On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was settled in July 2018. Further disclosure related to Schroth’s discontinued operations is included in Note 14.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which created a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue From Contracts With Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 establishes a new control-based revenue recognition model. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2018, which will be the Company’s date of adoption. The Company will use the modified retrospective method. The Company is continuing to evaluate the impact of the standard. For each reporting unit, we have evaluated a representative sample of contracts and other agreements with our customers and evaluated the provisions contained within these contracts and agreements in consideration of the five step model specified within ASC 606. We are in the process of documenting the impact of the standard on our current accounting policies and practices in order to identify material differences, if any, that would result from applying the new requirements to our revenue contracts. We continue to make progress on our assessment of ASC 606 and are also in the process of evaluating the impact on changes to our business processes, systems, and controls to support recognition and disclosure requirements under ASC 606.
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  Additionally, in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to ASC 842, Leases" which provides narrow amendments to clarify how to apply certain aspects of the new leases standard. The new leases standard guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2019, with early adoption permitted.  The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.
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
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which gives entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the "Act") into retained earnings. The guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Act's new federal corporate income tax rate. The guidance also allows entities to elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal tax rate (e.g., state taxes, changing from a worldwide tax system to a territorial system). Tax effects that are stranded in accumulated other comprehensive income for other reasons (e.g., prior changes in tax law, a change in valuation allowance) may not be reclassified. The standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within the fiscal year. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Entities have the option to apply the guidance retrospectively or in the period of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (ASC 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements. Refer to Note 9, "Income Taxes," for further information.

5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator for earnings per share:
Net income from continuing operations	$217,391	$169,832	$731,242	$444,394
Less dividends paid on participating securities	—	—	(56,148)	(95,971)
	$217,391	$169,832	$675,094	$348,423
Net loss from discontinued operations	(145)	(779)	(2,943)	(965)
Net income applicable to common stock - basic and diluted	$217,246	$169,053	$672,151	$347,458
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,470	51,932	52,241	52,718
Vested options deemed participating securities	3,127	2,958	3,357	3,055
Total shares for basic and diluted earnings per share	55,597	54,890	55,598	55,773

Net earnings per share from continuing operations - basic and diluted	$3.91	$3.09	$12.14	$6.25
Net loss per share from discontinued operations - basic and diluted	—	(0.01)	(0.05)	(0.02)
Net earnings per share	$3.91	$3.08	$12.09	$6.23
6.    INVENTORIES
Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in thousands):

	June 30, 2018	September 30, 2017
Raw materials and purchased component parts	$553,006	$496,899
Work-in-progress	220,883	187,009
Finished goods	139,395	131,548
Total	913,284	815,456
Reserves for excess and obsolete inventory	(98,033)	(84,775)
Inventories - Net	$815,251	$730,681
7.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in thousands):

	June 30, 2018			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$746,859	$—	$746,859	$729,931	$—	$729,931
Technology	1,309,675	399,828	909,847	1,292,719	351,638	941,081
Order backlog	11,000	4,275	6,725	29,000	26,668	2,332
Other	73,226	21,583	51,643	63,599	19,081	44,518
Total	$2,140,760	$425,686	$1,715,074	$2,115,249	$397,387	$1,717,862

Intangible assets acquired during the thirty-nine week period ended June 30, 2018 were as follows (in thousands):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$460,961
Trademarks and trade names	17,300
	478,261
Intangible assets subject to amortization:
Technology	20,600	20 years
Order backlog	8,300	1 year
Customer relationships	10,000	20 years
	38,900	15.9 years
Total	$517,161
The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended June 30, 2018 and July 1, 2017 was approximately $53.8 million and $70.8 million, respectively. The estimated amortization expense is $73.2 million for fiscal year 2018, $73.3 million for fiscal year 2019, and $68.7 million for each of the four succeeding fiscal years 2020 through 2023.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2017 through June 30, 2018 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance - September 30, 2017	$3,269,981	$2,382,082	$93,275	$5,745,338
Goodwill acquired during the year	460,707	254	—	460,961
Purchase price allocation adjustments	5,354	—	—	5,354
Currency translation adjustment	—	(2,401)	—	(2,401)
Other	(192)	187	—	(5)
Balance - June 30, 2018	$3,735,850	$2,380,122	$93,275	$6,209,247
8.    DEBT
The Company’s debt consists of the following (in thousands):

	June 30, 2018
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(44)	$—	$299,956
Term loans	$7,619,039	$(73,105)	$(21,984)	$7,523,950
5.50% senior subordinated notes due 2020 (2020 Notes)	550,000	(2,451)	—	547,549
6.00% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(5,861)	—	1,144,139
6.50% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(7,160)	—	1,192,840
6.50% senior subordinated notes due 2025 (2025 Notes)	750,000	(3,637)	3,772	750,135
6.375% senior subordinated notes due 2026 (6.375% 2026 Notes)	950,000	(8,050)	—	941,950
6.875% senior subordinated notes due 2026 (6.875% 2026 Notes)	500,000	(5,038)	(3,722)	491,240
	12,719,039	(105,302)	(21,934)	12,591,803
Less current portion	76,427	(634)	—	75,793
Long-term debt	$12,642,612	$(104,668)	$(21,934)	$12,516,010

	September 30, 2017
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(413)	$—	$299,587
Term loans	$6,973,009	$(64,104)	$(18,948)	$6,889,957
5.50% 2020 Notes	550,000	(3,243)	—	546,757
6.00% 2022 Notes	1,150,000	(6,941)	—	1,143,059
6.50% 2024 Notes	1,200,000	(8,042)	—	1,191,958
6.50% 2025 Notes	750,000	(4,033)	4,182	750,149
6.375% 2026 Notes	950,000	(8,806)	—	941,194
	11,573,009	(95,169)	(14,766)	11,463,074
Less current portion	70,031	(577)	—	69,454
Long-term debt	$11,502,978	$(94,592)	$(14,766)	$11,393,620
Accrued interest was $88.9 million and $82.2 million as of June 30, 2018 and September 30, 2017, respectively.
Amendment No. 4 to the Second Amended and Restated Credit Agreement - On November 30, 2017, the Company entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement. Pursuant to Amendment No. 4, TransDigm, among other things, incurred new tranche E term loans and new Tranche F term loans in aggregate principal amounts equal to $1,503 million and $2,857 million, respectively, and repaid in full all of the existing tranche E term loans and Tranche F term loans outstanding under the Second and Amended Restated Credit Agreement immediately prior to the refinancing facility agreement. Additionally, pursuant to Amendment No. 4, TransDigm converted approximately $798 million of existing tranche D term loans into additional tranche F term loans. The refinancing facility agreement also decreased the margin applicable to the existing tranche E term loans and tranche F term loans to LIBO rate plus 2.75% per annum. The terms and conditions (other than maturity date and pricing) that apply to the tranche E and tranche F term loans are substantially the same as the terms and conditions that apply to the tranche D term loans immediately prior to Amendment No. 4.
In addition to the incremental discount of $1.0 million recorded for the tranche F term loans, the Company capitalized $2.9 million and expensed $0.7 million of refinancing costs representing debt issuance costs associated with Amendment No. 4 during the thirty-nine week period ended June 30, 2018. The Company also wrote off $0.5 million in unamortized debt issuance costs related to the tranche D term loans that were converted to tranche F term loans and wrote off $0.2 million in unamortized debt issuance costs related to the tranche F terms loans.
Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement - On February 22, 2018, the Company entered into a refinancing facility agreement. TransDigm, among other things, incurred new tranche G term loans in an aggregate principal amount equal to $1,809 million and repaid in full all of the existing tranche G term loans outstanding under the Second and Amended Restated Credit Agreement immediately prior to the refinancing facility agreement. The refinancing facility agreement also decreased the margin applicable to the tranche G term loans to LIBO rate plus 2.5% per annum. The terms and conditions that apply to the tranche G term loans other than pricing are substantially the same as the terms and conditions that apply to the tranche G term loans immediately prior to the refinancing facility agreement.
The Company capitalized $0.5 million and expensed $0.3 million of refinancing costs representing debt issuance costs associated with the refinancing facility agreement during the thirty-nine week period ended June 30, 2018. Additionally, the Company wrote off $0.2 million in unamortized debt issuance costs related to the tranche G terms loans.
Issuance of Senior Subordinated Notes – On May 8, 2018, TransDigm UK Holdings plc, a wholly-owned, indirect subsidiary of TD Group, issued $500 million in aggregate principal amount of new 6.875% 2026 Notes at an issue price of 99.24% of the principal amount. The 6.875% 2026 Notes bear interest at the rate of 6.875% per annum, which accrues from May 8, 2018 and is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2018. The 6.875% 2026 Notes mature on May 15, 2026, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Indenture governing these 6.875% 2026 Notes.
The 6.875% 2026 Notes are subordinated to all of the Company's existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the 6.875% 2026 Notes. The 6.875% 2026 Notes are guaranteed on a senior subordinated unsecured basis by TransDigm Inc., TD Group and TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable indenture. The guarantees of the 6.875% 2026 Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the 6.875% 2026 Notes. The 6.875% 2026 Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.
The 6.875% 2026 Notes Indenture contains certain covenants that, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, mergers, and consolidations, liens and encumbrances, and prepayments of certain other indebtedness. The 6.875% 2026 Notes Indenture contains events of default customary for agreements of their type (with customary grace periods, as applicable) and provide that, upon the occurrence of an event of default arising from certain events of bankruptcy or insolvency, all outstanding 6.875% 2026 Notes will become due and payable immediately without further action or notice. If any other type of event of default occurs and is continuing, then the trustee or the holders of at least 25% in principal amount of the outstanding 6.875% 2026 Notes may declare all such notes to be due and payable immediately.
In addition to the discount of $3.8 million recorded upon the issuance of these 6.875% 2026 Notes, the Company capitalized $5.1 million and expensed $0.6 million of refinancing costs associated with the issuance of the 6.875% 2026 Notes during the thirty-nine week period ended June 30, 2018.
Amendment No. 5 to the Second Amended and Restated Credit Agreement - On May 30, 2018, the Company entered into Amendment No. 5 to the Second Amended and Restated Credit Agreement. The Company capitalized $7.2 million of refinancing costs representing fees associated with the execution of Amendment No. 5 during the thirty-nine week period ended June 30, 2018.
Pursuant to Amendment No. 5, the Company, among other things, incurred new tranche E term loans in an aggregate principal amount equal to $1,322 million, and repaid in full all of the existing tranche E term loans outstanding under the Second Amended and Restated Credit Agreement immediately prior to Amendment No. 5. The Company also incurred incremental tranche E term loans in an aggregate principal amount equal to $933 million. The new tranche E term loans and incremental tranche E term loans mature on May 30, 2025. Amendment No. 5 also decreased the margin applicable to the new tranche E term loans to LIBO rate plus 2.5% per annum. The terms and conditions that apply to the tranche E term loans, other than the maturity date and margin, are substantially the same as the terms and conditions that apply to the tranche E term loans immediately prior to Amendment No. 5. In addition to the discount of $4.7 million recorded for the tranche E term loans, the Company capitalized $7.0 million and expensed $2.6 million of refinancing costs representing debt issuance costs associated with Term Loan E during the thirty-nine week period ended June 30, 2018. The Company also wrote off $0.3 million in unamortized debt issuance costs related to the tranche E terms loans.
Additionally, pursuant to Amendment No. 5, the Company incurred new tranche F term loans in an aggregate principal amount equal to $3,578 million, and repaid in full all of the existing tranche F term loans outstanding under the Second and Amended Restated Credit Agreement immediately prior to Amendment No. 5. Amendment No. 5 also decreased the margin applicable to the tranche F term loans to LIBO rate plus 2.5% per annum. The Company capitalized $2.0 million of refinancing costs representing debt issuance costs associated with the tranche F term loans during the thirty-nine week period ended June 30, 2018. Additionally, the Company wrote off $0.3 million in unamortized debt issuance costs related to the tranche F term loans.
Finally, under the terms of Amendment No. 5, the maturity date of our $600 million revolving credit facility was extended to December 28, 2022. The terms and conditions that apply to the revolving credit facility, other than the maturity date, are substantially the same as the terms and conditions that applied to the revolving credit facility immediately prior to Amendment No. 5. At June 30, 2018, the Company had $14.6 million in letters of credit outstanding and $585.4 million of borrowings available under the revolving commitments. During the thirty-nine week period ended June 30, 2018, the Company capitalized $0.4 million and expensed $0.2 million representing debt issuance costs expensed in conjunction with the refinancing of the revolving credit facility.

9.    INCOME TAXES
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. The rate change is administratively effective at the beginning of our fiscal year (October 1, 2017), using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 24.5%. At June 30, 2018, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax in accordance with the SEC's amendment to SAB 118. We have recognized a provisional benefit amount of $170.2 million related to the remeasurement of our deferred tax balance for the thirty-nine week period ended June 30, 2018. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, we have recognized a provisional expense amount of $23.1 million for our one-time transition tax liability for the thirty-nine week period ended June 30, 2018. The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") that we previously deferred from U.S. income taxes and is based in part on the amount of those earnings held in cash and other specified assets. However, we continue to refine the calculation of the total post-1986 E&P for our foreign subsidiaries. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalize the amounts held in cash or other specified assets. As a result of the Act, we recognized a net provisional benefit amount of $147.1 million as a discrete tax benefit, which is included as a component of income tax expense from continuing operations for the thirty-nine week period ended June 30, 2018.
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended June 30, 2018 and July 1, 2017, the effective income tax rate was 18.1% and 28.0%, respectively. During the thirty-nine week periods ended June 30, 2018 and July 1, 2017, the effective income tax rate was (3.9)% and 24.7%, respectively. The Company's lower effective tax rate for the thirteen week period ended June 30, 2018 was primarily due to the reduction in the U.S. federal corporate statutory rate related to the enactment of the Act. The Company’s lower effective tax rate for the thirty-nine week period ended June 30, 2018 was primarily due to the reduction in the U.S. federal corporate tax rate as well as discrete adjustments related to the enactment of the Act described above. The Company’s effective tax rate for the thirteen and thirty-nine week periods ended June 30, 2018 was lower than the Federal statutory tax rate primarily due to the enactment of the Act described above. The Company’s effective tax rate for the thirteen and thirty-nine week periods ended July 1, 2017 was lower than the Federal statutory tax rate primarily due to excess tax benefits from share based payments, the domestic manufacturing deduction and foreign earnings taxed at rates lower than the U.S. statutory rate.
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
At June 30, 2018 and September 30, 2017, TD Group had $10.3 million and $8.7 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $10.2 million on the effective tax rate at June 30, 2018 and $8.7 million on the effective tax rate at September 30, 2017. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $1.6 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		June 30, 2018		September 30, 2017
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$1,853,373	$1,853,373	$650,561	$650,561
Interest rate cap agreements (1)	2	31,948	31,948	12,904	12,904
Interest rate swap agreements (2)	2	5,458	5,458	—	—
Interest rate swap agreements (1)	2	40,919	40,919	2,905	2,905
Liabilities:
Interest rate swap agreements (3)	2	1,554	1,554	20,740	20,740
Interest rate swap agreements (4)	2	4,153	4,153	9,731	9,731
Short-term borrowings - trade receivable securitization facility (5)	1	299,956	299,956	299,587	299,587
Long-term debt, including current portion:
Term loans (5)	2	7,523,950	7,536,675	6,889,957	6,965,628
5.50% 2020 Notes (5)	1	547,549	548,625	546,757	558,250
6.00% 2022 Notes (5)	1	1,144,139	1,155,750	1,143,059	1,178,750
6.50% 2024 Notes (5)	1	1,192,840	1,215,000	1,191,958	1,236,000
6.50% 2025 Notes (5)	1	750,135	757,500	750,149	776,807
6.375% 2026 Notes (5)	1	941,950	942,875	941,194	971,375
6.875% 2026 Notes (5)	1	491,240	506,250	—	—

(1)	Included in other non-current assets on the condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other on the condensed consolidated balance sheet.

(3)	Included in accrued liabilities on the condensed consolidated balance sheet.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheet.

(5)	The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 8, "Debt," for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at June 30, 2018 and September 30, 2017.
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
The following table summarizes the Company's interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Conversion of Related Variable Rate Debt to Fixed Rate of:
$750	3/31/2016	6/30/2020	Tranche E	5.3% (2.8% plus the 2.5% margin percentage)
$500	6/29/2018	3/31/2025	Tranche E	5.5% (3.0% plus the 2.5% margin percentage)
$750	6/30/2020	6/30/2022	Tranche E	5.0% (2.5% plus the 2.5% margin percentage)
$1,500	6/30/2022	3/31/2025	Tranche E	5.6% (3.1% plus the 2.5% margin percentage)
$1,000	9/30/2014	6/28/2019	Tranche F	4.9% (2.4% plus the 2.5% margin percentage)
$1,000	6/28/2019	6/30/2021	Tranche F	4.3% (1.8% plus the 2.5% margin percentage)
$1,400	6/30/2021	3/31/2023	Tranche F	5.5% (3.0% plus the 2.5% margin percentage)
$500	12/30/2016	12/30/2021	Tranche G	4.4% (1.9% plus the 2.5% margin percentage)
$400	9/30/2017	9/30/2022	Tranche G	4.4% (1.9% plus the 2.5% margin percentage)
$900	12/31/2021	6/28/2024	Tranche G	5.6% (3.1% plus the 2.5% margin percentage)
$400	9/30/2022	6/28/2024	Tranche G	5.5% (3.0% plus the 2.5% margin percentage)
The following table summarizes the Company's interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$750	9/30/2015	6/30/2020	Tranche E	Three month LIBO rate of 2.5%
$750	6/30/2020	6/30/2022	Tranche E	Three month LIBO rate of 2.5%
$400	6/30/2016	6/30/2021	Tranche F	Three month LIBO rate of 2.0%
$400	12/30/2016	12/30/2021	Tranche G	Three month LIBO rate of 2.5%

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

	June 30, 2018		September 30, 2017
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$31,948	$—	$12,904	$—
Interest rate swap agreements	57,945	(17,275)	9,235	(36,801)
Total	89,893	(17,275)	22,139	(36,801)
Effect of counterparty netting	(11,568)	11,568	(6,330)	6,330
Net derivatives as classified in the balance sheet (1)	$78,325	$(5,707)	$15,809	$(30,471)

(1)	Refer to Note 10, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of June 30, 2018, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest income within the next twelve months is approximately $0.4 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Second Amended and Restated Credit Agreement.  Accordingly, amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into interest expense was $3.0 million and $2.9 million for the thirty-nine week periods ended June 30, 2018 and July 1, 2017, respectively. The accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the cap agreements is $7.9 million with a related tax benefit of $2.2 million as of June 30, 2018.
Effective December 30, 2017, the Company redesignated the existing interest rate swap agreements related to the $750 million, $500 million, $1,000 million and $750 million aggregate notional amounts with swap rates of 5.00%, 4.40%, 4.30% and 5.30%, respectively, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in Amendment No. 4 to the Second Amended and Restated Credit Agreement.  Accordingly, the amount recorded as a component of accumulated other comprehensive loss in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into interest expense was $0.5 million for the thirty-nine week period ended June 30, 2018. The accumulated other comprehensive gain to be reclassified into interest expense over the remaining term of the swap agreements is immaterial.
Effective March 31, 2018, the Company redesignated the existing interest rate swap agreements related to the $1,000 million and the $400 million aggregate notional amount with swap rates of 4.90% and 4.40%, respectively, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in the refinancing facility agreement dated February 22, 2018 related to the Second Amended and Restated Credit Agreement. Accordingly, the amount recorded as a component of accumulated other comprehensive loss in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive loss in stockholder’s deficit amortized into interest income was $0.7 million for the thirty-nine week period ended June 30, 2018. The accumulated other comprehensive gain to be reclassified into interest income over the remaining term of the swaps agreements is $12.1 million with a related tax expense of $2.9 million as of June 30, 2018.

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
Effective October 1, 2017, the Company made an organizational realignment of certain businesses comprising the Power & Control, Airframe and the Non-Aviation segments. Operating results for the thirteen and thirty-nine week periods ended July 1, 2017 and total assets as of September 30, 2017 were reclassified to conform to the presentation for the thirteen and thirty-nine week periods ended June 30, 2018.

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales to external customers
Power & Control	$546,905	$499,069	$1,558,083	$1,408,853
Airframe	398,596	362,871	1,101,771	1,072,044
Non-aviation	35,161	35,715	101,838	99,504
	$980,662	$897,655	$2,761,692	$2,580,401
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
EBITDA As Defined
Power & Control	$288,202	$262,855	$808,539	$708,601
Airframe	196,746	184,091	541,171	535,600
Non-aviation	11,075	11,908	30,392	32,576
Total segment EBITDA As Defined	496,023	458,854	1,380,102	1,276,777
Unallocated corporate expenses	8,882	11,266	28,305	26,319
Total Company EBITDA As Defined	487,141	447,588	1,351,797	1,250,458
Depreciation and amortization expense	33,925	36,367	95,534	109,076
Interest expense - net	167,577	152,141	489,776	445,986
Acquisition-related costs	10,381	4,484	16,940	30,804
Stock compensation expense	13,708	11,580	36,411	32,707
Refinancing costs	4,159	345	5,910	35,936
Other, net	(8,150)	6,824	3,534	5,982
Income from continuing operations before income taxes	$265,541	$235,847	$703,692	$589,967
The following table presents total assets by segment (in thousands):

	June 30, 2018	September 30, 2017
Total assets
Power & Control	$5,712,597	$5,135,459
Airframe	3,977,451	3,923,172
Non-aviation	227,905	224,936
Corporate	1,886,524	614,594
Assets of discontinued operations	—	77,500
	$11,804,477	$9,975,661
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the thirty-nine week period ended June 30, 2018 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity	Currency translation adjustment	Total
Balance at September 30, 2017	$(26,669)	$(16,365)	$(42,109)	$(85,143)
Current-period other comprehensive gain (loss)	63,742	—	(4,355)	59,387
Amounts reclassified from AOCI related to interest rate swap and cap agreements	2,039	—	—	2,039
Balance at June 30, 2018	$39,112	$(16,365)	$(46,464)	$(23,717)

(1)
Unrealized (loss) gain represents interest rate swap and cap agreements, net of taxes of $(954) and $5,002 for the thirteen week periods ended June 30, 2018 and July 1, 2017 and $(25,679) and $(19,425) for the thirty-nine week periods ended June 30, 2018 and July 1, 2017, respectively.

A summary of reclassifications out of accumulated other comprehensive loss for the thirty-nine week periods ended June 30, 2018 and July 1, 2017 is provided below (in thousands):

	Amount reclassified
	Thirty-Nine Week Periods Ended
Description of reclassifications out of accumulated other comprehensive loss	June 30, 2018	July 1, 2017
Amortization from redesignated interest rate swap and cap agreements (1)	$2,816	$2,870
Deferred tax benefit from redesignated interest rate swap and cap agreements	(777)	(1,072)
Losses reclassified into earnings, net of tax	$2,039	$1,798

(1)	This component of accumulated other comprehensive loss is included in interest expense (see Note 11, “Derivatives and Hedging Activities,” for additional information).
14.    DISCONTINUED OPERATIONS
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to dispose of the Schroth business.  Therefore, Schroth was classified as held-for-sale in the fourth quarter of 2017. The results of operations of Schroth are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was settled on July 6, 2018. The Company previously acquired Schroth in February 2017 (refer to Note 3, “Acquisitions and Divestitures”).

The loss from discontinued operations was $0.1 million and $2.9 million in the condensed consolidated statements of income for the thirteen and thirty-nine week periods ended June 30, 2018. The loss from discontinued operations was $0.8 million and $1.0 million in the condensed consolidated statements of income for the thirteen and thirty-nine week periods ended July 1, 2017. Previously, in the fourth quarter of fiscal 2017, we recorded a $32.0 million impairment charge to write down the Schroth assets to fair value. The impairment charge was based on an internal assessment of the recovery of Schroth’s assets. The following is the summarized operating results for Schroth for the thirteen and thirty-nine week periods ended June 30, 2018 and July 1, 2017 (in thousands):

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$—	$10,012	$11,808	$14,516
(Loss) Income from discontinued operations before income taxes	—	(779)	354	(965)
Income tax benefit	—	—	2,016	—
(Loss) Income from discontinued operations, net of tax	—	(779)	2,370	(965)
Net loss on sale of discontinued operations, net of tax	(145)	—	(5,313)	—
Loss from discontinued operations	$(145)	$(779)	$(2,943)	$(965)

15.    SUBSEQUENT EVENTS
On July 13, 2018, the Company acquired all of the outstanding stock of Skandia Inc. ("Skandia") for a total purchase price of approximately $84 million, including the assumption of debt and subject to purchase price adjustments. The Company financed the acquisition with cash on hand. Skandia provides highly engineered seating foam, foam fabrication, flammability testing and acoustic solutions for the business jet market. Skandia will be included in TransDigm's Airframe segment. The Company expects that no goodwill recognized for the acquisition will be deductible for tax purposes.
On July 31, 2018, the Company amended the trade receivable securitization facility to extend the maturity date to July 31, 2019. In connection with the Company's amendment of the trade receivable securitization facility, the Company increased the borrowing capacity from $300 million to $350 million. As of June 30, 2018, the Company has borrowed $300 million under the trade receivable securitization facility.
16.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm Inc.’s 2020 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 6.375% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK Holdings plc ("TransDigm UK") and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the applicable Indentures. TransDigm UK's 6.875% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and TransDigm Inc.'s Domestic Restricted Subsidiaries as defined in the applicable indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of June 30, 2018 and September 30, 2017 and its statements of income and comprehensive income and cash flows for the thirty-nine week periods ended June 30, 2018 and July 1, 2017 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, excluding TransDigm UK, (iii) TransDigm UK (iv) the Subsidiary Guarantors (other than TransDigm UK) on a combined basis, (v) Non-Guarantor Subsidiaries and (vi) the Company on a consolidated basis.
Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 2020 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 6.375% 2026 Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm UK and all of TransDigm Inc's Domestic Restricted Subsidiaries and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.
Separate financial statements of TransDigm UK are not presented because TransDigm UK's 6.875% 2026 Notes, issued in May 2018, are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm Inc. and all of TransDigm Inc.'s Domestic Restricted Subsidiaries.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$924	$1,628,948	$150	$25	$223,326	$—	$1,853,373
Trade accounts receivable - Net	—	—	—	22,003	648,401	(12,236)	658,168
Inventories - Net	—	47,309	—	653,972	117,027	(3,057)	815,251
Prepaid expenses and other	—	26,406	—	21,188	11,016	—	58,610
Total current assets	924	1,702,663	150	697,188	999,770	(15,293)	3,385,402
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(2,099,404)	10,325,919	1,096,125	8,600,056	2,177,711	(20,100,407)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	15,585	—	314,510	50,380	—	380,475
GOODWILL	—	128,764	—	5,419,486	660,997	—	6,209,247
OTHER INTANGIBLE ASSETS - NET	—	16,583	—	1,453,885	244,606	—	1,715,074
OTHER	—	79,366	—	29,159	5,754	—	114,279
TOTAL ASSETS	$(2,098,480)	$12,268,880	$1,096,275	$16,514,284	$4,139,218	$(20,115,700)	$11,804,477
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$75,793	$—	$—	$—	$—	$75,793
Short-term borrowings - trade receivable securitization facility	—	—	—	—	299,956	—	299,956
Accounts payable	—	15,974	—	115,763	36,550	(12,350)	155,937
Accrued liabilities	—	109,607	4,679	124,531	46,667	—	285,484
Total current liabilities	—	201,374	4,679	240,294	383,173	(12,350)	817,170
LONG-TERM DEBT	—	12,024,770	491,240	—	—	—	12,516,010
DEFERRED INCOME TAXES	—	299,043	—	100	58,537	—	357,680
OTHER NON-CURRENT LIABILITIES	—	110,255	—	74,904	26,938	—	212,097
Total liabilities	—	12,635,442	495,919	315,298	468,648	(12,350)	13,902,957
STOCKHOLDERS’ (DEFICIT) EQUITY	(2,098,480)	(366,562)	600,356	16,198,986	3,670,570	(20,103,350)	(2,098,480)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,098,480)	$12,268,880	$1,096,275	$16,514,284	$4,139,218	$(20,115,700)	$11,804,477

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,416	$439,473	$—	$(203)	$208,875	$—	$650,561
Trade accounts receivable - Net	—	—	—	25,069	652,807	(41,749)	636,127
Inventories - Net	—	47,051	—	571,712	114,018	(2,100)	730,681
Assets held-for-sale	—	—	—	6,428	71,072	—	77,500
Prepaid expenses and other	—	4,746	—	24,141	9,796	—	38,683
Total current assets	2,416	491,270	—	627,147	1,056,568	(43,849)	2,133,552
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(2,953,620)	10,263,999	—	7,599,210	966,675	(15,876,264)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	16,032	—	261,434	47,458	—	324,924
GOODWILL	—	85,905	—	4,996,034	663,399	—	5,745,338
OTHER INTANGIBLE ASSETS - NET	—	27,620	—	1,438,006	252,236	—	1,717,862
OTHER	—	20,316	—	27,567	6,102	—	53,985
TOTAL ASSETS	$(2,951,204)	$10,905,142	$—	$14,949,398	$2,992,438	$(15,920,113)	$9,975,661
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$69,454	$—	$—	$—	$—	$69,454
Short-term borrowings - trade receivable securitization facility	—	—	—	—	299,587	—	299,587
Accounts payable	—	14,712	—	137,948	37,667	(41,566)	148,761
Accrued liabilities	—	180,916	—	103,902	51,070	—	335,888
Liabilities held-for-sale	—	—	—	—	17,304	—	17,304
Total current liabilities	—	265,082	—	241,850	405,628	(41,566)	870,994
LONG-TERM DEBT	—	11,393,620	—	—	—	—	11,393,620
DEFERRED INCOME TAXES	—	442,415	—	(99)	58,633	—	500,949
OTHER NON-CURRENT LIABILITIES	—	61,347	—	73,245	26,710	—	161,302
Total liabilities	—	12,162,464	—	314,996	490,971	(41,566)	12,926,865
STOCKHOLDERS’ (DEFICIT) EQUITY	(2,951,204)	(1,257,322)	—	14,634,402	2,501,467	(15,878,547)	(2,951,204)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,951,204)	$10,905,142	$—	$14,949,398	$2,992,438	$(15,920,113)	$9,975,661

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$118,783	$—	$2,243,838	$459,571	$(60,500)	$2,761,692
COST OF SALES	—	68,022	—	895,381	278,545	(60,500)	1,181,448
GROSS PROFIT	—	50,761	—	1,348,457	181,026	—	1,580,244
SELLING AND ADMINISTRATIVE EXPENSES	—	74,708	—	198,652	53,713	—	327,073
AMORTIZATION OF INTANGIBLE ASSETS	—	1,038	—	46,533	6,222	—	53,793
(LOSS) INCOME FROM OPERATIONS	—	(24,985)	—	1,103,272	121,091	—	1,199,378
INTEREST EXPENSE (INCOME) - NET	—	478,341	2,569	(4)	8,870	—	489,776
REFINANCING COSTS	—	5,839	71	—	—	—	5,910
EQUITY IN INCOME OF SUBSIDIARIES	(728,299)	(913,523)	—	—	—	1,641,822	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	728,299	404,358	(2,640)	1,103,276	112,221	(1,641,822)	703,692
INCOME TAX PROVISION	—	(323,941)	—	283,975	12,416	—	(27,550)
INCOME FROM CONTINUING OPERATIONS	728,299	728,299	(2,640)	819,301	99,805	(1,641,822)	731,242
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(2,310)	(633)	—	(2,943)
NET INCOME	$728,299	$728,299	$(2,640)	$816,991	$99,172	$(1,641,822)	$728,299
OTHER COMPREHENSIVE INCOME, NET OF TAX	61,426	66,480	—	8,553	(15,123)	(59,910)	61,426
TOTAL COMPREHENSIVE INCOME	$789,725	$794,779	$(2,640)	$825,544	$84,049	$(1,701,732)	$789,725

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 1, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$102,467	$—	$2,161,060	$380,843	$(63,969)	$2,580,401
COST OF SALES	—	56,826	—	897,838	235,393	(63,044)	1,127,013
GROSS PROFIT	—	45,641	—	1,263,222	145,450	(925)	1,453,388
SELLING AND ADMINISTRATIVE EXPENSES	69	73,480	—	195,700	41,428	—	310,677
AMORTIZATION OF INTANGIBLE ASSETS	—	635	—	64,072	6,115	—	70,822
(LOSS) INCOME FROM OPERATIONS	(69)	(28,474)	—	1,003,450	97,907	(925)	1,071,889
INTEREST EXPENSE (INCOME) - NET	—	452,867	—	(816)	(6,065)	—	445,986
REFINANCING COSTS	—	35,936	—	—	—	—	35,936
EQUITY IN INCOME OF SUBSIDIARIES	(443,498)	(984,479)	—	—	—	1,427,977	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	443,429	467,202	—	1,004,266	103,972	(1,428,902)	589,967
INCOME TAX PROVISION	—	23,704	—	116,846	5,023	—	145,573
INCOME FROM CONTINUING OPERATIONS	443,429	443,498	—	887,420	98,949	(1,428,902)	444,394
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(782)	(183)	—	(965)
NET INCOME	$443,429	$443,498	$—	$886,638	$98,766	$(1,428,902)	$443,429
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	37,091	32,569	—	16,985	6,753	(56,307)	37,091
TOTAL COMPREHENSIVE INCOME	$480,520	$476,067	$—	$903,623	$105,519	$(1,485,209)	$480,520

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(291,416)	$2,110	$863,173	$117,043	$—	$690,910
INVESTING ACTIVITIES:
Capital expenditures	—	(1,372)	—	(41,999)	(6,726)	—	(50,097)
Payments made in connection with acquisitions	—	(582,262)	—	—	—	—	(582,262)
Proceeds in connection with sale of discontinued operations	—	57,686	—	—	—	—	57,686
Net cash used in investing activities	—	(525,948)	—	(41,999)	(6,726)	—	(574,673)
FINANCING ACTIVITIES:
Intercompany activities	14,035	1,392,169	(492,371)	(820,946)	(92,887)	—	—
Proceeds from exercise of stock options	40,621	—	—	—	—	—	40,621
Special dividend and dividend equivalent payments	(56,148)	—	—	—	—	—	(56,148)
Proceeds from term loans, net	—	12,779,772	—	—	—	—	12,779,772
Repayment on term loans	—	(12,155,198)	—	—	—	—	(12,155,198)
Proceeds from 6.875% 2026 Notes, net	—	—	490,411	—	—	—	490,411
Other	—	(9,904)	—	—	—	—	(9,904)
Net cash (used in) provided by financing activities	(1,492)	2,006,839	(1,960)	(820,946)	(92,887)	—	1,089,554
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	(2,979)	—	(2,979)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,492)	1,189,475	150	228	14,451	—	1,202,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,416	439,473	—	(203)	208,875	—	650,561
CASH AND CASH EQUIVALENTS, END OF PERIOD	$924	$1,628,948	$150	$25	$223,326	$—	$1,853,373

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIOD ENDED JULY 1, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(69)	$(529,423)	$—	$1,111,978	$(27,965)	$695	$555,216
INVESTING ACTIVITIES:
Capital expenditures	—	(1,479)	—	(50,480)	(3,712)	—	(55,671)
Payments made in connection with acquisitions	—	(135,507)	—	—	—	—	(135,507)
Payments made in connection with acquisition of discontinued operations	—	(79,695)	—	—	—	—	(79,695)
Net cash used in investing activities	—	(216,681)	—	(50,480)	(3,712)	—	(270,873)
FINANCING ACTIVITIES:
Intercompany activities	1,735,094	(751,701)	—	(1,064,658)	81,960	(695)	—
Proceeds from exercise of stock options	18,046	—	—	—	—	—	18,046
Special dividend and dividend equivalent payments	(1,376,034)	—	—	—	—	—	(1,376,034)
Treasury stock repurchased	(389,821)	—	—	—	—	—	(389,821)
Proceeds from term loans, net	—	1,132,755	—	—	—	—	1,132,755
Repayment on term loans	—	(48,453)	—	—	—	—	(48,453)
Cash tender and redemption of the 2021 Notes, including premium	—	(528,847)	—	—	—	—	(528,847)
Proceeds from additional 2025 Notes offering, net	—	300,517	—	—	—	—	300,517
Other	—	(10,777)	—	—	—	—	(10,777)
Net cash (used in) provided by financing activities	(12,715)	93,494	—	(1,064,658)	81,960	(695)	(902,614)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	1,833	—	1,833
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,784)	(652,610)	—	(3,160)	52,116	—	(616,438)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,560	1,421,251	—	8,808	143,375	—	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$776	$768,641	$—	$5,648	$195,491	$—	$970,556

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
For the third quarter of fiscal 2018, we generated net sales of $980.7 million and net income of $217.2 million. EBITDA As Defined was $487.1 million, or 49.7% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
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
Acquisitions
Recent acquisitions are described in Note 3, “Acquisitions and Divestitures,” and Note 15, "Subsequent Events," to the condensed consolidated financial statements included herein.
Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	June 30, 2018	% of Sales	July 1, 2017	% of Sales
Net sales	$980,662	100.0%	$897,655	100.0%
Cost of sales	411,142	41.9%	377,959	42.1%
Selling and administrative expenses	113,019	11.5%	108,104	12.0%
Amortization of intangible assets	19,224	2.0%	23,259	2.6%
Income from operations	437,277	44.6%	388,333	43.3%
Interest expense, net	167,577	17.1%	152,141	17.0%
Refinancing costs	4,159	0.4%	345	—%
Income tax provision	48,150	4.9%	66,015	7.4%
Income from continuing operations	$217,391	22.2%	$169,832	18.9%
Loss from discontinued operations, net of tax	(145)	—%	(779)	(0.1)%
Net income	$217,246	22.2%	$169,053	18.8%

	Thirty-Nine Week Periods Ended
	June 30, 2018	% of Sales	July 1, 2017	% of Sales
Net sales	$2,761,692	100.0%	$2,580,401	100.0%
Cost of sales	1,181,448	42.8%	1,127,013	43.7%
Selling and administrative expenses	327,073	11.8%	310,677	12.0%
Amortization of intangible assets	53,793	2.0%	70,822	2.8%
Income from operations	1,199,378	43.4%	1,071,889	41.5%
Interest expense, net	489,776	17.7%	445,986	17.3%
Refinancing costs	5,910	0.2%	35,936	1.4%
Income tax provision	(27,550)	(1.0)%	145,573	5.6%
Income from continuing operations	$731,242	26.5%	$444,394	17.2%
Loss from discontinued operations, net of tax	(2,943)	(0.1)%	(965)	—%
Net income	$728,299	26.4%	$443,429	17.2%

Changes in Results of Operations
Thirteen week period ended June 30, 2018 compared with the thirteen week period ended July 1, 2017
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended June 30, 2018 and July 1, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	June 30, 2018	July 1, 2017	Change
Organic sales	$937.2	$897.7	$39.5	4.4%
Acquisition sales	43.5	—	43.5	4.8%
	$980.7	$897.7	$83.0	9.2%
The increase in organic sales related to an increase in commercial aftermarket sales of $22.3 million, or 7.0%, an increase in defense sales of $16.4 million, or 5.6%, and an increase in commercial OEM sales of $1.0 million, or 0.4%.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above for the thirteen week period ended June 30, 2018 was attributable to Extant, Kirkhill, and the Third Quarter 2017 Acquisitions described in Note 3, "Acquisitions and Divestitures."

•
Cost of Sales and Gross Profit. Cost of sales increased by $33.1 million, or 8.8%, to $411.1 million for the thirteen week period ended June 30, 2018 compared to $378.0 million for the thirteen week period ended July 1, 2017. Cost of sales and the related percentage of total sales for the thirteen week periods ended June 30, 2018 and July 1, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 30, 2018	July 1, 2017	Change	% Change
Cost of sales - excluding costs below	$413.8	$370.4	$43.4	11.7%
% of total sales	42.2%	41.3%
Foreign currency (gain) loss	(9.4)	6.3	(15.7)	(249.2)%
% of total sales	(1.0)%	0.7%
Inventory purchase accounting adjustments	3.2	0.3	2.9	966.7%
% of total sales	0.3%	—%
Acquisition integration costs	3.5	1.0	2.5	250.0%
% of total sales	0.4%	0.1%
Total cost of sales	$411.1	$378.0	$33.1	8.8%
% of total sales	41.9%	42.1%
Gross profit	$569.5	$519.7	$49.8	9.6%
Gross profit percentage	58.1%	57.9%	0.2
The net increase in the dollar amount of cost of sales during the thirteen week period ended June 30, 2018 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth from the commercial OEM, aftermarket and defense markets. Partially offsetting the net increase in cost of sales were gains in foreign currency as presented in the table above.
Gross profit as a percentage of sales increased by 0.2 percentage points to 58.1% for the thirteen week period ended June 30, 2018 from 57.9% for the thirteen week period ended July 1, 2017. The dollar amount of gross profit increased by $49.8 million, or 9.6%, for the quarter ended June 30, 2018 compared to the comparable quarter in the prior year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $16.2 million for the quarter ended June 30, 2018, which represented gross profit of approximately 37.2% of the acquisition sales.

•
Organic sales growth as described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $23.3 million for the quarter ended June 30, 2018.

•
Further increases in gross profit were due to $15.7 million in foreign currency gains, particularly due to the U.S. dollar appreciating against the Euro. Slightly offsetting the increases in gross profit was an increase of $2.9 million in inventory purchase accounting adjustments and an increase of $2.5 million in acquisition integration costs.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $4.9 million to $113.0 million, or 11.5% of sales, for the thirteen week period ended June 30, 2018 from $108.1 million, or 12.0% of sales, for the thirteen week period ended July 1, 2017. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended June 30, 2018 and July 1, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 30, 2018	July 1, 2017	Change	% Change
Selling and administrative expenses - excluding costs below	$97.0	$94.6	$2.4	2.5%
% of total sales	9.9%	10.5%
Stock compensation expense	12.3	10.4	1.9	18.3%
% of total sales	1.2%	1.2%
Acquisition-related expenses	3.7	3.1	0.6	19.4%
% of total sales	0.4%	0.3%
Total selling and administrative expenses	$113.0	$108.1	$4.9	4.5%
% of total sales	11.5%	12.0%
The increase in the dollar amount of selling and administrative expenses during the quarter ended June 30, 2018 is primarily due to higher selling and administrative expenses from the recent acquisitions of $3.9 million which was approximately 8.9% of acquisition sales, higher stock compensation expense of approximately $1.9 million, and higher acquisition-related expenses of $0.6 million.

•
Amortization of Intangible Assets. Amortization of intangible assets was $19.2 million for the quarter ended June 30, 2018 compared to $23.3 million in the quarter ended July 1, 2017. The decrease in amortization expense of $4.1 million was primarily due to the order backlog recorded in connection with the Young & Franklin/Tactair and Data Device Corporation acquisitions becoming fully amortized prior to fiscal 2018. This was partially offset by amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2018 acquisitions of Extant and Kirkhill.

•
Refinancing Costs. Refinancing costs of $4.2 million were recorded for the quarter ended June 30, 2018 which related to the third quarter debt refinancing activity described in Note 8, "Debt." Refinancing costs of $0.3 million were recorded for the quarter ended July 1, 2017 representing debt issuance costs expensed in connection with the debt financing activity during the previous fiscal year.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $15.5 million, or 10.2%, to $167.6 million for the quarter ended June 30, 2018 from $152.1 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $12.4 billion for the quarter ended June 30, 2018 and approximately $11.2 billion for the quarter ended July 1, 2017. The increase in weighted average level of borrowings was primarily due to the activity in the third fiscal quarter of 2018 activity consisting of issuing additional term loans of $700 million (gross), issuing $500 million in new 6.875% 2026 Notes, the additional $100 million drawn on the trade receivable securitization facility in the fourth quarter of fiscal 2017 and the additional net debt financing of $575 million in the fourth quarter of fiscal 2017. The increases in new debt described above were partially offset by principal payments on the term loans over the comparable period. The weighted average interest rate for cash interest payments on total borrowings outstanding at June 30, 2018 was 5.2%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 18.1% for the quarter ended June 30, 2018 compared to 28.0% for the quarter ended July 1, 2017. The Company's lower effective tax rate for the thirteen week period ended June 30, 2018 was primarily due to a reduction in the U.S. federal corporate tax rate that was enacted in the Tax Cuts and Jobs Act which reduced the tax rate from 35% to 21%. As a result, the blended statutory tax rate for the year is 24.5%. Also contributing to the lower effective tax rate was the impact of excess tax benefits from share based payments.

•
Loss from Discontinued Operations. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million which includes a working capital adjustment of $0.3 million that was settled in July 2018. The loss from discontinued operations was $0.1 million for the quarter ended June 30, 2018. Refer to Note 14, “Discontinued Operations,” for further information. The loss from discontinued operations was $0.8 million for the quarter ended July 1, 2017.

•
Net Income. Net income increased $48.1 million, or 28.5%, to $217.2 million for the quarter ended June 30, 2018 compared to net income of $169.1 million for the quarter ended July 1, 2017, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $3.91 for the quarter ended June 30, 2018 and $3.08 per share for the quarter ended July 1, 2017. For the quarter ended July 1, 2017, basic and diluted earnings (loss) per share from continuing operations and discontinued operations were $3.09 and $(0.01), respectively. There was no impact on earnings per share from discontinued operations for the quarter ended June 30, 2018.

Business Segments
Effective October 1, 2017, the Company made an organizational realignment of certain businesses comprising the Power & Control, Airframe, and the Non-Aviation segments. Operating results for the thirteen week period ended July 1, 2017 were reclassified to conform to the presentation for the thirteen week period ended June 30, 2018.

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended June 30, 2018 and July 1, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 30, 2018	% of Sales	July 1, 2017	% of Sales	Change	% Change
Power & Control	$546.9	55.8%	$499.1	55.6%	$47.8	9.6%
Airframe	398.6	40.6%	362.9	40.4%	35.7	9.8%
Non-aviation	35.2	3.6%	35.7	4.0%	(0.5)	(1.4)%
	$980.7	100.0%	$897.7	100.0%	$83.0	9.2%
Acquisition sales for the Power & Control segment totaled $19.0 million, an increase of 3.8%, resulting from the acquisition of Extant and the Third Quarter 2017 Acquisitions. Organic sales for the Power & Control segment increased $28.8 million, an increase of 5.8%, for the thirteen week period ended June 30, 2018 compared to the thirteen week period ended July 1, 2017. The organic sales increase resulted from increases in commercial aftermarket sales ($4.3 million, an increase of 2.7%), defense sales ($20.1 million, an increase of 9.3%), and commercial OEM sales ($4.0 million, an increase of 3.5%).
Acquisition sales for the Airframe segment totaled $24.5 million, or an increase of 6.8%, resulting from the acquisition of Kirkhill. Organic sales for the Airframe segment increased $11.2 million, an increase of 3.1%, for the thirteen week period ended June 30, 2018 compared to the thirteen week period ended July 1, 2017. The organic sales increase primarily resulted from an increase in commercial aftermarket sales ($17.9 million, an increase of 11.2%) offset by a decrease in commercial OEM sales ($3.0 million, a decrease of 2.4%) and defense sales ($3.7 million, a decrease of 4.8%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended June 30, 2018 and July 1, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 30, 2018	% of Segment Sales	July 1, 2017	% of Segment Sales	Change	% Change
Power & Control	$288.2	52.7%	$262.9	52.7%	$25.3	9.6%
Airframe	196.7	49.4%	184.1	50.7%	12.6	6.8%
Non-aviation	11.1	31.5%	11.9	33.3%	(0.8)	(6.7)%
	$496.0	50.6%	$458.9	51.1%	$37.1	8.1%
EBITDA As Defined for the Power & Control segment from the acquisition of Extant and the Third Quarter 2017 Acquisitions was approximately $8.7 million for the thirteen week period ended June 30, 2018. Organic EBITDA As Defined for the Power & Control segment increased approximately $16.6 million, an increase of 6.3%, resulting from organic sales growth in the commercial aftermarket, defense and commercial OEM markets, application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the acquisition of Kirkhill was approximately $4.7 million for the thirteen week period ended June 30, 2018. Organic EBITDA As Defined for the Airframe segment increased approximately $7.9 million, an increase of 4.3%, resulting from organic sales growth in the commercial aftermarket and application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

Thirty-nine week period ended June 30, 2018 compared with the thirty-nine week period ended July 1, 2017
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended June 30, 2018 and July 1, 2017 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Total Sales
	June 30, 2018	July 1, 2017	Change
Organic sales	$2,700.7	$2,580.4	$120.3	4.7%
Acquisition sales	61.0	—	61.0	2.3%
	$2,761.7	$2,580.4	$181.3	7.0%
Organic commercial aftermarket and defense sales increased $92.7 million, or 10.3% and $24.0 million, or 2.8%, respectively, for the thirty-nine week period ended June 30, 2018 compared to the thirty-nine week period ended July 1, 2017. These increases were slightly offset by a decrease in organic commercial OEM sales of $4.9 million, or 0.7%.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition dates. The amount of acquisition sales shown in the table above was attributable to Extant, Kirkhill, and the Third Quarter 2017 Acquisitions described in Note 3, "Acquisitions and Divestitures."

•
Cost of Sales and Gross Profit. Cost of sales increased by $54.4 million, or 4.8%, to $1,181.4 million for the thirty-nine week period ended June 30, 2018 compared to $1,127.0 million for the thirty-nine week period ended July 1, 2017. Cost of sales and the related percentage of total sales for the thirty-nine week periods ended June 30, 2018 and July 1, 2017 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 30, 2018	July 1, 2017	Change	% Change
Cost of sales - excluding costs below	$1,172.4	$1,101.4	$71.0	6.4%
% of total sales	42.4%	42.7%
Inventory purchase accounting adjustments	3.2	19.7	(16.5)	(83.8)%
% of total sales	0.1%	0.8%
Foreign currency (gain) loss	(1.2)	3.4	(4.6)	(135.3)%
% of total sales	—%	0.1%
Acquisition integration costs	7.0	2.5	4.5	180.0%
% of total sales	0.3%	0.1%
Total cost of sales	$1,181.4	$1,127.0	$54.4	4.8%
% of total sales	42.8%	43.7%
Gross profit	$1,580.2	$1,453.4	$126.8	8.7%
Gross profit percentage	57.2%	56.3%
The net increase in the dollar amount of cost of sales during the thirty-nine week period ended June 30, 2018 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth from the commercial aftermarket and defense market. Further increases in gross profit were due to lower inventory purchase accounting adjustments and favorable foreign currency movement, particularly due to the U.S. dollar appreciating against the Euro. Slightly offsetting the increases in gross profit were higher acquisition integration costs as presented in the table above.
Gross profit as a percentage of sales increased by 0.9 percentage points to 57.2% for the thirty-nine week period ended June 30, 2018 from 56.3% for the thirty-nine week period ended July 1, 2017. The dollar amount of gross profit increased by $126.8 million, or 8.7%, for the thirty-nine week period ended June 30, 2018 compared to the thirty-nine week period in the prior year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $26.4 million for the thirty-nine week period ended June 30, 2018, which represented gross profit of approximately 43.4% of the acquisition sales.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $83.8 million for the thirty-nine week period ended June 30, 2018.

•
Also contributing to the increase in gross profit were lower inventory purchase accounting adjustments of $16.5 million and $4.6 million in favorable foreign currency movement, particularly due to the U.S. dollar appreciating against the Euro. Partially offsetting these increases is an increase in acquisition integration costs of $4.5 million for the thirty-nine week period ended June 30, 2018.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $16.4 million to $327.1 million, or 11.8% of sales, for the thirty-nine week period ended June 30, 2018 from $310.7 million, or 12.0% of sales, for the thirty-nine week period ended July 1, 2017. Selling and administrative expenses and the related percentage of total sales for the thirty-nine week periods ended June 30, 2018 and July 1, 2017 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 30, 2018	July 1, 2017	Change	% Change
Selling and administrative expenses - excluding costs below	$287.5	$272.7	$14.8	5.4%
% of total sales	10.4%	10.6%
Stock compensation expense	32.8	29.4	3.4	11.6%
% of total sales	1.2%	1.1%
Acquisition-related expenses	6.8	8.6	(1.8)	(20.9)%
% of total sales	0.2%	0.3%
Total selling and administrative expenses	$327.1	$310.7	$16.4	5.3%
% of total sales	11.8%	12.0%
The increase in the dollar amount of selling and administrative expenses during the thirty-nine week period ended June 30, 2018 is primarily due to higher selling and administration expenses from the recent acquisitions of $6.6 million which was approximately 10.8% of acquisition sales and an increase of $3.4 million in stock compensation expense, partially offset by a $1.8 million decrease in acquisition-related expenses.

•
Amortization of Intangible Assets. Amortization of intangible assets was $53.8 million for the thirty-nine week period ended June 30, 2018 compared to $70.8 million in the thirty-nine week period ended July 1, 2017. The decrease in amortization expense of $17.0 million was primarily due to the order backlog recorded in connection with the Young & Franklin/Tactair and Data Device Corporation acquisitions becoming fully amortized prior to fiscal 2018. This was slightly offset by amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the Extant, Kirkhill, and the Third Quarter 2017 acquisitions.

•
Refinancing Costs. Refinancing costs of $5.9 million were recorded for the thirty-nine week period ended June 30, 2018, which related to the fiscal 2018 debt refinancing activity described in Note 8, "Debt." Refinancing costs of $35.9 million were recorded for the thirty-nine week period ended July 1, 2017 representing debt issuance costs expensed in connection with the debt financing activity during the first and second quarters of the previous year, which primarily consisted of $28.8 million in premium paid on the redemption of the 2021 Notes and the write-off of $3.1 million in unamortized debt issuance costs, along with $3.6 million of debt issuance costs related to an additional issuance of our existing 2025 Notes.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $43.8 million, or 9.8%, to $489.8 million for the thirty-nine week period ended June 30, 2018 from $446.0 million for the comparable thirty-nine week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $12.5 billion for the thirty-nine week period ended June 30, 2018 and approximately $11.3 billion for the thirty-nine week period ended July 1, 2017. The increase in weighted average level of borrowings was primarily due to the activity in the third fiscal quarter of 2018 consisting of issuing additional term loans of $700 million (gross) and issuing $500 million in new 6.875% 2026 senior subordinated notes, the additional $100 million drawn on the trade receivable securitization facility in the fourth quarter of fiscal 2017 and the additional net debt financing of $575 million in the fourth quarter of fiscal 2017. The increases in new debt described above was partially offset by principal payments on the term loans over the comparable period. The weighted average interest rate for cash interest payments on total borrowings outstanding at June 30, 2018 was 5.2%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately (3.9)% for the thirty-nine week period ended June 30, 2018 compared to 24.7% for the thirty-nine week period ended July 1, 2017. The Company's lower effective tax rate for the thirty-nine week period ended June 30, 2018 was due to the reduction in the U.S. federal corporate tax rate as well as the discrete adjustment related to the enactment of the Tax Cuts and Jobs Act described in Note 9, "Income Taxes" and excess tax benefits from share based payments.

•
Loss from Discontinued Operations. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million which includes a working capital adjustment of $0.3 million that was settled in July 2018. The loss from discontinued operations was $2.9 million for the thirty-nine week period ended June 30, 2018. Refer to Note 14, “Discontinued Operations,” for further details. The loss from discontinued operations was $1.0 million for the thirty-nine week period ended July 1, 2017.

•
Net Income. Net income increased $284.9 million, or 64.2%, to $728.3 million for the thirty-nine week period ended June 30, 2018 compared to net income of $443.4 million for the thirty-nine week period ended July 1, 2017, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $12.09 for the thirty-nine week period ended June 30, 2018 and $6.23 per share for the thirty-nine week period ended July 1, 2017. For the thirty-nine week period ended June 30, 2018, basic and diluted earnings (loss) per share from continuing operations and discontinued operations were $12.14 and $(0.05), respectively. Net income for the thirty-nine week period ended June 30, 2018 of $728.3 million was decreased by dividend equivalent payments of $56.1 million, or $1.01 per share, resulting in net income available to common shareholders of $672.2 million, or $12.09 per share. For the thirty-nine week period ended July 1, 2017, basic and diluted earnings (loss) per share from continuing operations and discontinued operations were $6.25 and $(0.02), respectively. Net income for the thirty-nine week period ended July 1, 2017 of $443.4 million was decreased by an allocation of dividends on participating securities of $96.0 million, or $1.72 per share, resulting in net income available to common shareholders of $347.5 million, or $6.23 per share.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirty-nine week period ended June 30, 2018 and July 1, 2017 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 30, 2018	% of Sales	July 1, 2017	% of Sales	Change	% Change
Power & Control	$1,558.1	56.4%	$1,408.9	54.6%	$149.2	10.6%
Airframe	1,101.8	39.9%	1,072.0	41.5%	29.8	2.8%
Non-aviation	101.8	3.7%	99.5	3.9%	2.3	2.3%
	$2,761.7	100.0%	$2,580.4	100.0%	$181.3	7.0%
Acquisition sales for the Power & Control segment totaled $36.5 million, or an increase of 2.6%, resulting from the acquisition of Extant and the Third Quarter 2017 Acquisitions. Organic sales for the Power & Control segment increased $112.7 million, an increase of 8.0%, for the thirty-nine week period ended June 30, 2018 compared to the thirty-nine week period ended July 1, 2017. The organic sales increase resulted primarily from an increase in commercial aftermarket sales ($46.1 million, an increase of 10.6%), defense sales ($42.0 million, an increase of 6.7%) and an increase in commercial OEM sales ($20.0 million, an increase of 6.3%).
Acquisition sales for the Airframe segment totaled $24.5 million, or an increase of 2.3%, resulting from the acquisition of Kirkhill. Organic sales for the Airframe business increased $5.3 million, an increase of 0.5%, for the thirty-nine week period ended June 30, 2018 compared to the thirty-nine week period ended July 1, 2017. The organic sales increase was primarily driven by an increase in commercial aftermarket sales ($46.6 million, an increase of 10.1%) that was offset by decreases in defense sales ($18.4 million, a decrease of 7.9%) and commercial OEM sales ($22.8 million, a decrease of 6.2%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirty-nine week periods ended June 30, 2018 and July 1, 2017 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 30, 2018	% of Segment Sales	July 1, 2017	% of Segment Sales	Change	% Change
Power & Control	$808.5	51.9%	$708.6	50.3%	$99.9	14.1%
Airframe	541.2	49.1%	535.6	50.0%	5.6	1.0%
Non-aviation	30.4	29.8%	32.6	32.7%	(2.2)	(6.7)%
	$1,380.1	50.0%	$1,276.8	49.5%	$103.3	8.1%
EBITDA As Defined for the Power & Control segment from the acquisition of Extant and the Third Quarter 2017 Acquisitions was approximately $16.6 million for the thirty-nine week period ended June 30, 2018. Organic EBITDA As Defined increased approximately $83.3 million, an increase of 11.8%, resulting from organic sales growth in commercial aftermarket sales, commercial OEM sales and defense sales, as well as the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the acquisition of Kirkhill was approximately $4.7 million for the thirty-nine week period ended June 30, 2018. Organic EBITDA as Defined for the Airframe segment was mostly flat as it increased approximately $0.9 million, an increase of 0.2%. Organic EBITDA As Defined was mostly flat as a result of the decrease in commercial OEM sales and defense sales offsetting the organic sales growth in commercial aftermarket sales and the impact of the application of our three core value-driven operating strategies.
Backlog
As of June 30, 2018, the Company estimated its sales order backlog at $2,018 million compared to an estimated sales order backlog of $1,601 million as of July 1, 2017. The increase in backlog is primarily due to growth from acquisitions and organic growth in the defense market. The majority of the purchase orders outstanding as of June 30, 2018 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 30, 2018 may not necessarily represent the actual amount of shipments or sales for any future period.
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
If the Company has excess cash, it generally prioritizes allocating the excess cash in the following manner: (1) capital spending at existing businesses, (2) acquisitions of businesses, (3) payment of a special dividend and/or repurchases of our common stock and (4) prepayment of indebtedness or repurchase of debt. Whether the Company undertakes common stock repurchases or other aforementioned activities will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In addition, the Company may issue additional debt if prevailing market conditions are favorable to doing so.
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
In the future, the Company may increase its borrowings in connection with acquisitions, if cash flows from operating activities become insufficient to fund current operations or for other short-term cash needs or for stock repurchases or special dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.
Operating Activities. The Company generated $690.9 million of net cash from operating activities during the thirty-nine week period ended June 30, 2018 compared to $555.2 million during the thirty-nine week period ended July 1, 2017. The net increase of $135.7 million is primarily attributable to an increase in income from continuing operations of approximately $117 million (excluding the non-cash effects of the adjustments resulting from the Tax Cuts and Jobs Act (approximately $170 million).

The change in accounts receivable during the thirty-nine week period ended June 30, 2018 was a use of cash of $0.9 million compared to a use of cash of $21.2 million during the thirty-nine week period ended July 1, 2017. The decrease in the use of cash of $20.3 million is attributable to the higher rate of collections of accounts receivable in fiscal year 2018 compared fiscal 2017.
The change in inventories during the thirty-nine week period ended June 30, 2018 was a use of cash of $22.0 million compared to a use of cash of $0.3 million during the thirty-nine week period ended July 1, 2017. The increase in the use of cash of $21.7 million is primarily attributable to an increase in raw material and component purchases in response to the growth in backlog of expected shipments during the fourth quarter of fiscal 2018.
The change in accounts payable during the thirty-nine week period ended June 30, 2018 was a source of cash of $0.7 million compared to a use of cash of $12.3 million during the thirty-nine week period ended July 1, 2017. The decrease in the use of cash of $13.0 million was primarily attributable to the timing of payments to vendors in connection with continued efforts to improve working capital management.
Investing Activities. Net cash used in investing activities was $574.7 million during the thirty-nine week period ended June 30, 2018 consisting of capital expenditures of $50.1 million and payments for acquisitions of $582.3 million which primarily consisted of the Kirkhill ($49.3 million) and Extant ($532.5 million) acquisitions. The uses of cash related to investing activities was partially offset by the cash proceeds received from the sale of Schroth of $57.7 million.
Net cash used in investing activities of $270.9 million during the thirty-nine week period ended July 1, 2017 was comprised of capital expenditures of $55.7 million and acquisition activities of $215.2 million, which primarily consisted of $105.5 million for the purchases of the Third Quarter 2017 acquisitions, $79.7 million for the acquisition of Schroth, and $28.7 million for the cash settlement of the Breeze-Eastern dissenting shares litigation.
Financing Activities. Net cash provided by financing activities during the thirty-nine week period ended June 30, 2018 was $1,089.6 million. The source of cash was primarily due to the net proceeds of $678.6 million from the fiscal 2018 term loan activity and the net proceeds of $490.4 million from the issuance of the 6.875% 2026 Notes in the third quarter of fiscal 2018, along with $40.6 million in proceeds from stock option exercises. Partially offsetting these sources of cash was $56.1 million in dividend equivalent payments and $54.0 million in debt service payments on term loans.
Net cash used in financing activities during the thirty-nine week period ended July 1, 2017 was $902.6 million. The use of cash was primarily related to the aggregate payment of $1,376.0 million for a $24.00 per share special dividend and dividend equivalent payments, redemption and related premium paid on the 2021 Notes aggregating to $528.8 million, $389.8 million related to treasury stock purchases under the Company's share repurchase program, and $48.5 million in debt service payments on term loans. Slightly offsetting the uses of cash were net proceeds from the 2017 term loans and the additional 2025 Notes offering of $1,132.8 million and $300.5 million, respectively, and $18.0 million in proceeds from stock option exercises.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,619.0 million in fully drawn term loans (the “Term Loans Facility”) and a $600.0 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of June 30, 2018):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,249.4 million	May 30, 2025	LIBO rate + 2.5%
Tranche F	$3,568.8 million	June 9, 2023	LIBO rate + 2.5%
Tranche G	$1,800.8 million	August 22, 2024	LIBO rate + 2.5%
The Term Loans Facility requires quarterly aggregate principal payments of $19.1 million. The revolving commitments consist of two tranches which includes up to $99.4 million of multicurrency revolving commitments. At June 30, 2018, the Company had $14.6 million in letters of credit outstanding and $585.4 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement will be, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate related to the tranche E, tranche F and tranche G term loans are subject to a floor of 0%. For the thirty-nine week period ended June 30, 2018, the applicable interest rates ranged from approximately 4.1% to 5.1% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 11, “Derivatives and Hedging Activities,” to the condensed consolidated financial statements included herein.

Recent Amendments to the Credit Agreement
On August 22, 2017, the Company entered into Amendment No. 3 and Incremental Term Loan Assumption Agreement to the Second Amended and Restated Credit Agreement (“Amendment No. 3”). Pursuant to Amendment No. 3, TransDigm, among other things, incurred the new tranche G term loans in an aggregate principal amount equal to approximately $1.8 billion and repaid in full all of the tranche C term loans outstanding under the Restated Credit Agreement. The tranche G term loans were fully drawn on August 22, 2017. The tranche G term loans mature on August 22, 2024. The terms and conditions (other than maturity date and pricing) that apply to the tranche G term loans are substantially the same as the terms and conditions that applied to the tranche C term loans immediately prior to Amendment No. 3.
On November 30, 2017, the Company entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement (“Amendment No. 4”). Pursuant to Amendment No. 4, TransDigm, among other things, converted approximately $798.2 million of existing tranche D term loans into additional tranche F term loans and decreased the margin applicable to the existing tranche E term loans and tranche F term loans to LIBO rate plus 2.75% per annum and also removed the LIBO rate floor of 0.75%. The terms and conditions (other than maturity date and pricing) that apply to the tranche F term loans are substantially the same as the terms and conditions that apply to the tranche D term loans immediately prior to Amendment No. 4.
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
On May 30, 2018, the Company entered into Amendment No. 5 to the Second Amended and Restated Credit Agreement ("Amendment No. 5"). Pursuant to Amendment No. 5, TransDigm, among other things, incurred new tranche E term loans in an aggregate principal amount equal to $1,322.0 million, and repaid in full all of the existing tranche E term loans outstanding under the Second Amended and Restated Credit Agreement immediately prior to Amendment No. 5. The Company also incurred incremental tranche E term loans in an aggregate principal amount equal to $933.0 million. The new tranche E term loans and incremental tranche E term loans mature on May 30, 2025. Amendment No. 5 also decreased the margin applicable to the new tranche E term loans to LIBO rate plus 2.5% per annum. The terms and conditions that apply to the tranche E term loans, other than the maturity date and margin, are substantially the same as the terms and conditions that apply to the tranche E term loans immediately prior to Amendment No. 5.
Additionally, pursuant to Amendment No. 5, the Company incurred new tranche F term loans in an aggregate principal amount equal to $3,577.7 million, and repaid in full all of the existing tranche F term loans outstanding under the Second and Amended Restated Credit Agreement immediately prior to Amendment No. 5. Amendment No. 5 also decreased the margin applicable to the tranche F term loans to LIBO rate plus 2.5% per annum.
Under the terms of Amendment No. 5, the maturity date of our $600.0 million revolving credit facility was extended to December 28, 2022. The revolving commitments consist of two tranches which includes up to $99.4 million of multicurrency revolving commitments. The terms and conditions that apply to the revolving credit facility, other than the maturity date, are substantially the same as the terms and conditions that applied to the revolving credit facility immediately prior to Amendment No. 5.
Amendment No. 5 extended our ability to make certain additional restricted payments (including the ability of the Company to declare or pay dividends or repurchase stock) in an aggregate amount not to exceed $1.5 billion, so long as, among other conditions, the consolidated secured net debt ratio is no greater than 4.00 to 1.00 (in the case of share repurchases) or the consolidated net leverage ratio is no greater than 6.75 to 1.00 (in the case of dividends or other distributions), in each case, after giving pro forma effect to such transactions. If any portion of the $1.5 billion is not used for dividends or share repurchases prior to December 31, 2018, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter.
Indentures

Senior Subordinated Notes	Aggregate Principal	Maturity Date	Interest Rate
2020 Notes	$550 million	October 15, 2020	5.50%
2022 Notes	$1,150 million	July 15, 2022	6.00%
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$750 million	May 15, 2025	6.50%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%

The 2020 Notes, the 2022 Notes, the 2024 Notes, and the 6.375% 2026 Notes (the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount and the subsequent $300 million offering in the second quarter ended of fiscal 2017 of 2025 Notes were issued at a price of 101.5% of the principal amount, resulting in gross proceeds of $304.5 million. The 6.875% 2026 Notes (the "TransDigm UK Notes," and together with the TransDigm Inc. Notes, the "Notes," are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million.
The Notes do not require principal payments prior to their maturity. Interest under the Notes is payable semi-annually. The Notes represent our unsecured obligations ranking subordinate to our senior debt, as defined in the applicable indentures.
The Notes are subordinated to all of our existing and future senior debt, rank equally with all of our existing and future senior subordinated debt and rank senior to all of our future debt that is expressly subordinated to the Notes. The TransDigm Inc. Notes are guaranteed on a senior subordinated unsecured basis by TD Group and TransDigm Inc.'s domestic restricted subsidiaries. The TransDigm UK Notes are guaranteed on a senior subordinated basis by TransDigm Inc., TD Group and TransDigm Inc.'s domestic restricted subsidiaries. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries. The Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all of the covenants contained in the Notes.
During the third quarter of fiscal 2018, TransDigm UK, a wholly-owned, indirect subsidiary of TD Group, issued $500 million in aggregate principal amount of the TransDigm UK Notes at a discount of 0.76%. The TransDigm UK Notes bear interest at the rate of 6.875% per annum and mature on May 15, 2026.
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
The restrictive covenants included in the Credit Agreement are subject to amendments executed periodically. The most recent amendment that impacted the restrictive covenants contained in the Credit Agreement is Amendment No. 5. The restrictive covenants are described above in the Recent Amendments to the Credit Agreement section.
Under the terms of the Credit Agreement, TransDigm is entitled, on one or more occasions, to request additional term loans or additional revolving commitments to the extent that the existing or new lenders agree to provide such incremental term loans or additional revolving commitments provided that, among other conditions, our consolidated net leverage ratio would be no greater than 7.25 to 1.00 and the consolidated secured net debt ratio would be no greater than 5.00 to 1.00, in each case, after giving effect to such incremental term loans or additional revolving commitments.
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended June 30, 2018.
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
As of June 30, 2018, the Company was in compliance with all of its debt covenants.

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
On July 31, 2018, the Company amended the Securitization Facility to increase the borrowing capacity to $350 million and extend the maturity date to July 31, 2019. As of June 30, 2018, the Company has borrowed $300 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a new stock repurchase program replacing the previous $600 million program and permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the quarter and year-to-date period ended June 30, 2018.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(in thousands)		(in thousands)
Net income	$217,246	$169,053	$728,299	$443,429
Less: Loss from discontinued operations, net of tax(1)	(145)	(779)	(2,943)	(965)
Income from continuing operations	217,391	169,832	731,242	444,394
Adjustments:
Depreciation and amortization expense	33,925	36,367	95,534	109,076
Interest expense, net	167,577	152,141	489,776	445,986
Income tax provision	48,150	66,015	(27,550)	145,573
EBITDA	467,043	424,355	1,289,002	1,145,029
Adjustments:
Inventory purchase accounting adjustments(2)	3,165	311	3,165	19,688
Acquisition integration costs(3)	5,486	2,086	10,815	4,595
Acquisition transaction-related expenses(4)	1,730	2,087	2,960	6,521
Non-cash stock compensation expense(5)	13,708	11,580	36,411	32,707
Refinancing costs(6)	4,159	345	5,910	35,936
Other, net(7)	(8,150)	6,824	3,534	5,982
EBITDA As Defined	$487,141	$447,588	$1,351,797	$1,250,458

(1)
During the fourth quarter of 2017, the Company committed to disposing of Schroth in connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition. Therefore, Schroth was classified as held-for-sale beginning September 30, 2017. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was settled in July 2018. Refer to Note 14, "Discontinued Operations," for further information.

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

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirty-Nine Week Periods Ended
	June 30, 2018	July 1, 2017
	(in thousands)
Net cash provided by operating activities	$690,910	$555,216
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	27,947	82,594
Interest expense, net (1)	473,597	430,456
Income tax provision - current	139,233	145,303
Non-cash stock compensation expense (2)	(36,411)	(32,707)
Refinancing costs (6)	(5,910)	(35,936)
EBITDA from discontinued operations (8)	(364)	103
EBITDA	1,289,002	1,145,029
Adjustments:
Inventory purchase accounting adjustments (3)	3,165	19,688
Acquisition integration costs (4)	10,815	4,595
Acquisition transaction-related expenses (5)	2,960	6,521
Non-cash stock compensation expense (2)	36,411	32,707
Refinancing costs (6)	5,910	35,936
Other, net (7)	3,534	5,982
EBITDA As Defined	$1,351,797	$1,250,458

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

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

(8)
During the fourth quarter of 2017, the Company committed to disposing of Schroth in connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition. Therefore, Schroth was classified as held-for-sale beginning September 30, 2017. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was settled in July 2018. Refer to Note 14, "Discontinued Operations," for further information.

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
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2018, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During the thirty-nine week period ended June 30, 2018, the Company completed the acquisitions of Kirkhill and Extant. The Company is currently integrating these acquisitions into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded these acquisitions from management's evaluation of internal controls over financial reporting as of June 30, 2018. These acquisitions constituted less than 6% of the Company's total assets as of June 30, 2018, and less than 5% of the Company's net sales in the fiscal quarter ended June 30, 2018.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On November 8, 2017, our Board of Directors, authorized a new stock repurchase program replacing the previous $600 million program and permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the thirteen and thirty-nine week periods ended June 30, 2018.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of TransDigm UK Holdings plc (filed herewith)
3.2	Articles of Association of TransDigm UK Holdings plc (filed herewith)
3.3	Amended and Restated Certificate of Incorporation of Extant Components Group Holdings, Inc. (filed herewith)
3.4	Bylaws of Extant Components Group Holdings, Inc. (filed herewith)
3.5	Certificate of Incorporation of Extant Components Group Intermediate, Inc. (filed herewith)
3.6	Bylaws of Extant Components Group Intermediate, Inc. (filed herewith)
3.7	Articles of Organization of Symetrics Industries, LLC (filed herewith)
3.8	Amended and Restated Limited Liability Company Agreement of Symetrics Industries, LLC (filed herewith)
3.9	Articles of Organization of Symetrics Technology Group, LLC (filed herewith)
3.10	Amended and Restated Limited Liability Company Agreement of Symetrics Technology Group, LLC (filed herewith)
3.11	Certificate of Incorporation of TEAC Aerospace Holdings, Inc. (filed herewith)
3.12	Bylaws of TEAC Aerospace Holdings, Inc. (filed herewith)
3.13	Certificate of Incorporation of TEAC Aerospace Technologies, Inc. (filed herewith)
3.14	Bylaws of TEAC Aerospace Technologies, Inc. (filed herewith)
3.15	Certificate of Incorporation, filed January 2, 1992, of Skandia, Inc. (filed herewith)
3.16	Amended and Restated Bylaws of Skandia, Inc. (filed herewith)
4.1
Twelfth Supplemental Indenture, dated as of March 30, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 5.5% Senior Subordinated Notes due 2020 (filed herewith)

4.2
Thirteenth Supplemental Indenture, dated as of May 8, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 5.5% Senior Subordinated Notes due 2020 (filed herewith)

4.3
Fourteenth Supplemental Indenture, dated as of May 22, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 5.5% Senior Subordinated Notes due 2020 (filed herewith)

4.4
Ninth Supplemental Indenture, dated as of March 30, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.00% Senior Subordinated Notes due 2022 (filed herewith)

4.5
Tenth Supplemental Indenture, dated as of May 8, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.00% Senior Subordinated Notes due 2022 (filed herewith)

4.6
Eleventh Supplemental Indenture, dated as of May 22, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.00% Senior Subordinated Notes due 2022 (filed herewith)

4.7
Ninth Supplemental Indenture, dated as of March 30, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024 (filed herewith)

4.8
Tenth Supplemental Indenture, dated as of May 8, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024 (filed herewith)

4.9
Eleventh Supplemental Indenture, dated as of May 22, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024 (filed herewith)

4.10
Eighth Supplemental Indenture, dated as of March 30, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025 (filed herewith)

4.11
Ninth Supplemental Indenture, dated as of May 8, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025 (filed herewith)

4.12
Tenth Supplemental Indenture, dated as of May 22, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025 (filed herewith)

Exhibit No.	Description
4.13
Fifth Supplemental Indenture, dated as of March 30, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026 (filed herewith)

4.14
Sixth Supplemental Indenture, dated as of May 8, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026 (filed herewith)

4.15
Seventh Supplemental Indenture, dated as of May 22, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026 (filed herewith)

4.16
Indenture, dated as of May 8, 2018, among TransDigm UK Holdings plc, as issuer, TransDigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026 (incorporated by reference to Exhibit 4.1 to TransDigm Group Incorporated’s Current Report on Form 8-K filed on May 14, 2018)

4.17
First Supplemental Indenture, dated as of May 22, 2018, among TransDigm UK Holdings plc, as issuer, TransDigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TrandDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026 (filed herewith)

4.18
Form of TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026 (incorporated by reference to Exhibit 4.2 to TransDigm Group Incorporated’s Current Report on Form 8-K filed on May 14, 2018)

4.19
Registration Rights Agreement, dated as of May 8, 2018, among TransDigm UK Holdings plc, as issuer, TransDigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, as representatives for the initial purchasers listed therein (incorporated by reference to Exhibit 4.3 to TransDigm Group Incorporated’s Current Report on Form 8-K filed on May 14, 2018)

10.1
Fifth Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and W. Nicholas Howley* (incorporated by reference to Exhibit 10.1 to TransDigm Group Incorporated’s Current Report on Form 8-K filed on April 30, 2018)

10.2
Second Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and Kevin Stein* (incorporated by reference to Exhibit 10.2 to TransDigm Group Incorporated’s Current Report on Form 8-K filed on April 30, 2018)

10.3
Amendment No. 5, Incremental Assumption Agreement and Refinancing Facility Agreement, dated as of May 30, 2018, relating to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to TransDigm Group Incorporated’s Current Report on Form 8-K filed on May 31, 2018)

10.4
Tenth Amendment to the Receivables Purchase Agreement, dated as of July 31, 2018, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group (filed herewith)

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President and Chief Executive Officer (Principal Executive Officer)	August 8, 2018
Kevin Stein

/s/ James Skulina	Senior Vice President of Finance (Principal Accounting Officer)	August 8, 2018
James Skulina