Form 10-K
period 2018-09-30
TransDigm Group INC
filed 2018-11-09
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐
NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
EMERGING GROWTH COMPANY	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2018, based upon the last sale price of such voting and non-voting common stock on that date, was $14,986,503,095.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,748,435 as of November 2, 2018.
Documents incorporated by reference: The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.

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
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors.
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms, unless the context otherwise requires, refer to TD Group, together with TransDigm Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2018” or “fiscal 2018” means the period from October 1, 2017 to September 30, 2018.

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
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that about 90% of our net sales for fiscal year 2018 were generated by proprietary products. In addition, for fiscal year 2018, we estimate that we generated about 80% of our net sales from products for which we are the sole source provider.
Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25 to 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 60% of our net sales in fiscal year 2018 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.
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
For financial information about our segments, see Note 16, “Segments,” to the consolidated financial statements included herein, which is incorporated by reference.
Pending Acquisition of Esterline Technologies Corporation
On October 9, 2018, the Company entered into a merger agreement with Esterline Technologies Corporation (“Esterline”), under which the Company agreed to acquire Esterline. Under the terms of the merger agreement, the Company will purchase each share of Esterline common stock outstanding for $122.50 per share in cash. TransDigm anticipates that the total transaction value will be approximately $4 billion, representing the $122.50 price paid per share for common stock outstanding plus existing debt. The Company expects the acquisition to be financed primarily through existing cash on hand and the incurrence of new term loans. In connection with the merger agreement, the Company entered into a commitment letter for a senior secured term facility up to $3.7 billion. The actual amount and timing of the new senior secured term facility is subject to the closing of the Esterline acquisition and the cash on hand at that time. The Company currently expects that the merger will be completed in 2019, subject to approval of Esterline’s shareholders, as well as other customary closing conditions, including the receipt of required regulatory approvals.
For further details on the acquisitions and divestiture that occurred during fiscal 2018, refer to Note 2, “Acquisitions and Divestitures,” to the consolidated financial statements included herein, which is incorporated by reference.
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
Manufacturing and Engineering
We maintain approximately 80 manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate accounting and reporting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.
We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in cost of sales and in selling and administrative expenses and research and development costs are recorded in selling and administrative expenses in our consolidated statements of income. The aggregate of engineering expense and research and development expense represents approximately 8% of our operating units’ aggregate costs, or approximately 4% of our consolidated net sales for fiscal year 2018. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.
We use sophisticated equipment and procedures to comply with quality requirements, specifications and Federal Aviation Administration (“FAA”) and OEM requirements. We perform a variety of testing procedures as required by our customers, such as testing under different temperature, humidity and altitude levels, flammability testing, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities. Refer to Note 3, “Summary of Significant Accounting Policies,” to the consolidated financial statements included herein with respect to total costs of research and development, which is incorporated by reference.
Customers
We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounts for approximately 36% of total sales; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounts for approximately 24% of total sales; and the defense market, which accounts for approximately 35% of total sales. Non-aerospace sales comprise approximately 5% of our total sales.
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the year ended September 30, 2018, Airbus S.A.S. (which includes Satair A/S, a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 11% of our net sales and The Boeing Company (which includes Aviall, Inc., also a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 10% of our net sales. Our top ten customers for fiscal year 2018 accounted for approximately 43% of our net sales. Products supplied to many of our customers are used on multiple platforms.
Active commercial production programs include the Boeing 737 (including the 737MAX), 747, 767, 777 and 787, the Airbus A220 (previously known as the Bombardier CSeries), A320 family (including neo), A330, A350 and A380, the Bombardier CRJs, Q400/Dash-8 aircraft, Challenger and Learjets, the Embraer regional and business jets, the Cessna Citation family, the Gulfstream aircraft family, the Dassault aircraft family, the HondaJet and the ATR42/72 turboprop. Military platforms include aircraft such as the Boeing AH-64 Apache, CH-47, C-17, F-15, F-18, KC46 Tanker, P-8 and V-22, the Airbus A400M, the Lockheed Martin C-130J, F-16 and F-35 Joint Strike Fighter, UH-60 Blackhawk helicopter, the Northrop Grumman E-2C Hawkeye, the General

Atomics Predator Drone and the Raytheon Patriot Missile. We have been awarded numerous contracts for the development of engineered products for production on the Airbus A330neo, the Boeing 777x, the Bombardier Global 7500/8000, the Embraer E2, the Mitsubishi Regional Jet and the Sikorsky S-97 and JMR helicopter.
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
Government Contracts
Companies engaged in supplying defense-related equipment and services to U.S. Government agencies are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally: (1) suspend us from receiving new contracts; (2) terminate existing contracts; (3) reduce the value of existing contracts; (4) audit our contract-related costs and fees, including allocated indirect costs; (5) control and potentially prohibit the export of our products; and (6) seek repayment of contract related payments under certain circumstances. Violations of government procurement laws could result in civil or criminal penalties.
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
Market Channels
The commercial aerospace industry, including the aftermarket and OEM market, is impacted by the health of the global economy and geo-political events around the world. The commercial aerospace industry has shown strength with increases in revenue passenger miles, or RPMs, since 2010, and positive growth continued through 2018 with increases in RPMs, as well as the growth in the large commercial OEM sector (aircraft with 100 or more seats) with order announcements by The Boeing Company and Airbus S.A.S. leading to planned increases in production. The 2019 leading indicators and industry consensus suggest a continuation of current trends in the commercial transport market sector supported by continued RPM growth and increases in production at the OEM level.

The defense aerospace market is dependent on government budget constraints, the timing of orders, political pressures and the extent of global conflicts. It is not necessarily affected by general economic conditions that affect the commercial aerospace industry.
Our presence in both the commercial aerospace and military sectors of the aerospace industry may mitigate the impact on our business of any specific industry risk. We service a diversified customer base in the commercial and military aerospace industry, and we provide components to a diverse installed base of aircraft, which mitigates our exposure to any individual airframe platform. At times, declines in sales in one channel have been offset by increased sales in another channel. However, due to differences between the profitability of our products sold to OEM and aftermarket customers, variation in product mix can cause variation in gross margin.
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
Commercial OEM Market
The commercial transport market sector, the largest sector in the commercial OEM market, grew modestly during 2018. Our commercial transport OEM shipments and revenues generally run ahead of the Boeing and Airbus airframe delivery schedules. As a result and consistent with prior years, our fiscal 2019 shipments will be a function of, among other things, the estimated 2019 and 2020 commercial airframe production rates. We have been experiencing increased sales in the large commercial OEM sector (aircraft with 100 or more seats) driven by an increase in production by The Boeing Company and Airbus S.A.S tied to previous order announcements. Industry consensus indicates this production increase will continue in 2019 and 2020, though the growth may continue to moderate and begin to flatten.
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
Backlog
As of September 30, 2018, the Company estimated its sales order backlog at $2,026 million compared to an estimated sales order backlog of $1,669 million as of September 30, 2017. The increase in estimated sales order backlog is primarily due to organic growth in the commercial and defense markets and growth from acquisitions. The majority of the purchase orders outstanding as of September 30, 2018 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2018 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations
Although we manufacture a significant portion of our products in the United States, we manufacture some products in Belgium, China, Germany, Hungary, Japan, Malaysia, Mexico, Norway, Sri Lanka, Sweden and the United Kingdom. Although the majority of sales of our products are made to customers (including distributors) located in the United States, our products are ultimately sold to and used by customers (including airlines and other end users of aircraft) throughout the world. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.
Environmental Matters
Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Certain facilities and third-party sites utilized by the Company have been identified as potentially responsible parties under the federal superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws. For information regarding environmental accruals, see Note 14, “Environmental Liabilities,” to the consolidated financial statements included herein, which is incorporated by reference.
Employees
As of September 30, 2018, we had approximately 10,100 full-time, part-time and temporary employees. Approximately 10% of our full-time and part-time employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from December 2018 to May 2022. We consider our relationship with our employees generally to be satisfactory.
Available Information
TD Group’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including any amendments, will be made available free of charge on the Company’s website, www.transdigm.com, as soon as reasonably practicable, following the filing of the reports with the Securities and Exchange Commission. In addition, the Company’s website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.
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
Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, as well as manufacturers of business jets (which collectively accounted for approximately 24% of our net sales in fiscal year 2018) have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, interest rates, downturns in the global economy and national and international events. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. Downturns adversely affect our net sales, gross margin and net income.
We rely heavily on certain customers for much of our sales.
Our two largest customers for fiscal year 2018 were Airbus S.A.S. (which includes Satair A/S) and The Boeing Company (which includes Aviall, Inc.). Airbus S.A.S. accounted for approximately 11% of our net sales and The Boeing Company accounted for approximately 10% of our net sales in fiscal year 2018. Our top ten customers for fiscal year 2018 accounted for approximately 43% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to economic downturn, decreased production, strike or resourcing, could have a material adverse effect on our net sales, gross margin and net income.
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
We are subject to many of the foregoing risks in connection with our recently announced agreement to acquire Esterline, and these risks may be exacerbated due to the scale and complexity of that acquisition as compared to our recent acquisitions.  The acquisition is not expected to close until 2019, subject to approval of Esterline’s shareholders, as well as other customary closing conditions, including the receipt of required regulatory approvals, so there can be no assurance that we will not encounter unforeseen expenses, complications and delays in the process or that we will be able to consummate the acquisition as contemplated or at all.  If the acquisition is completed, it will require extensive integration efforts.  These efforts could result in significant unforeseen costs and will require substantial attention from our senior management.  If we are unable to successfully integrate Esterline or the acquisition otherwise does not perform to our expectations, our results of operations and financial condition may be adversely affected.  It is also possible that the substantial management attention required by, and the indebtedness to be incurred in connection with, the transaction could cause us to forgo other acquisition opportunities, particularly if we encounter delays or unexpected costs or the acquisition otherwise does not perform to our expectations.
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
Moreover, U.S. Government purchasing regulations contain a number of additional operational requirements, which do not apply to entities not engaged in government contracting. Failure to comply with such government contracting requirements could result in civil and criminal penalties that could have a material adverse effect on the Company’s results of operations.
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
We have a significant amount of indebtedness. As of September 30, 2018, our total indebtedness, excluding approximately $17.5 million of letters of credit outstanding, was approximately $12.9 billion, which was 116.3% of our total book capitalization as a result of our prior year special dividends being funded, in part, with indebtedness and the addition of approximately $1.1 billion in net new incremental borrowings during fiscal 2018.
Also, in connection with the merger agreement to acquire Esterline for approximately $4 billion, the Company entered into a commitment letter for a senior secured term facility up to $3.7 billion. The actual amount and timing of the new senior secured term facility is subject to the closing of the Esterline acquisition and the cash on hand at that time.
In addition, we may be able to incur substantial additional indebtedness in the future. For example, as of September 30, 2018, we had approximately $582.5 million of unused commitments under our revolving loan facility. Although our senior secured credit facility and the indentures governing the various senior subordinated notes outstanding (the “Indentures”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. For example, if the usage of the revolving loan facility exceeds 25% of the total revolving commitments, the Company will be required to maintain a maximum consolidated net leverage ratio of net debt, as defined, to trailing four-quarter EBITDA As Defined. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the Indentures.
An increase in our substantial indebtedness could also have other important consequences to investors. For example, it could:

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

In addition, all of our debt under the senior secured credit facility, which includes $7.6 billion in term loans and a revolving loan facility of $600 million, bears interest at variable rates. Accordingly, if interest rates increase, our debt service expense will also increase. Interest rate swap and cap agreements are used to manage interest rate risk associated with variable rate borrowings under our credit facilities. For information about our interest rate swap and cap agreements, see Note 20, “Derivatives and Hedging Instruments,” in the notes to the consolidated financial statements included herein.
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
We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.
From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, or breach of contract. In addition, we may be subject to class action lawsuits, including those involving allegations of violations of consumer product statutes or the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows.
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
The interpretation and application of data protection laws in the U.S., Europe, including but not limited to the General Data Protection Regulation (the “GDPR”), and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Further, although we are implementing internal controls and procedures designed to ensure compliance with the GDPR and other privacy-related laws, rules and regulations (collectively, the “Data Protection Laws”), there can be no assurance that our controls and procedures will enable us to be fully compliant with all Data Protection Laws.
Despite our efforts to protect sensitive information and confidential and personal data, comply with applicable laws, rules and regulations and implement data security measures, our facilities, and systems may be vulnerable to security breaches and other data loss, including cyber-attacks and, in fact, we have experienced data security incidents that have not had a material impact on our financial results. In addition, it is not possible to predict the impact on our business of the future loss, alteration or misappropriation of information in our possession related to us, our employees, former employees, customers, suppliers or others. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and other significant costs, which could adversely affect our reputation, financial condition and results of operations.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, trade secrets, and technology, were approximately $1.8 billion at September 30, 2018, representing approximately 15% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $6.2 billion at September 30, 2018, representing approximately 51% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
TransDigm’s principal owned properties (defined as greater than 10,000 square feet or related to a principal operation) as of September 30, 2018 are as follows:

Location	Reporting Segment	Square Footage
Brea, CA	Airframe	315,000
Meisbach, Germany	Power & Control	242,000
Liberty, SC	Power & Control	219,000
Waco, TX	Power & Control	218,800
Ingolstadt, Germany	Airframe	191,900
Kent, OH	Airframe	185,000
Liverpool, NY	Power & Control	176,800
Bridport, United Kingdom	Airframe	174,700
Union Gap, WA	Airframe	142,000
Phoenix, AZ	Airframe	138,700
Paks, Hungary	Airframe	137,800
Los Angeles, CA	Power & Control	131,000
Bohemia, NY	Power & Control	124,000
Westbury, NY	Power & Control	112,300
Llangeinor, United Kingdom	Airframe	110,000
Letchworth, United Kingdom	Airframe	88,200
Placentia, CA	Airframe	86,600
Addison, IL	Power & Control	83,300
Herstal, Belgium	Airframe	73,700
Painesville, OH	Power & Control	63,900
Clearwater, FL	Power & Control	61,000
South Euclid, OH	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Branford, CT	Airframe	52,000
Avenel, NJ	Power & Control	48,500
Rancho Cucamonga, CA	Power & Control	47,000
Valencia, CA	Airframe	38,000
Pennsauken, NJ	Airframe	38,000
Ryde, United Kingdom	Power & Control	33,200
Rancho Cucamonga, CA	Airframe	32,700
Melaka, Malaysia	Power & Control	24,800
Deerfield Beach, FL	Non-aviation	20,000

The Brea, Liberty, Kent, Union Gap, Bohemia, Addison, and 47,000 square feet Rancho Cucamonga properties are subject to mortgage liens under our senior secured credit facility.
TransDigm’s principal leased properties (defined as greater than 10,000 square feet or related to a principal operation) as of September 30, 2018 are as follows:

Location	Reporting Segment	Square Footage
Nittambuwa, Sri Lanka	Airframe	168,000
Santa Ana, CA	Airframe	159,200
Holmestrand, Norway	Airframe	149,300
Dayton, NV	Airframe	144,000
Everett, WA	Airframe	121,000
Whippany, NJ	Power & Control	115,300
Whippany, NJ	Power & Control	114,300
Goldsboro, NC	Power & Control	101,000
Kunshan, China	Airframe	100,600
Fullerton, CA	Airframe	100,000
Anaheim, CA	Airframe	99,900
Elkhart, IN	Non-aviation	91,500
Davis Junction, IL	Airframe	84,500
Miesbach, Germany	Power & Control	80,800
Kunshan, China	Non-aviation	75,300
Camarillo, CA	Power & Control	70,000
Matamoros, Mexico	Power & Control	60,500
Melbourne, FL	Power & Control	52,100
Tempe, AZ	Power & Control	40,200
Chongqing, China	Airframe	37,700
Collegeville, PA	Airframe	37,000
Northridge, CA	Power & Control	35,000
Erie, PA	Airframe	30,500
Ashford, United Kingdom	Power & Control	28,000
London, United Kingdom	Airframe	27,400
Nogales, Mexico	Airframe	27,000
Bridgend, United Kingdom	Airframe	24,800
Ravenna, OH	Airframe	22,500
Pennsauken, NJ	Airframe	20,500
Lund, Sweden	Power & Control	19,800
Matamoros, Mexico	Power & Control	15,000
Cleveland, OH	Power & Control	13,100
Poway, CA	Power & Control	12,800
Corona, CA	Airframe	12,500
Long Beach, CA	Airframe	12,200
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
ITEM 3.    LEGAL PROCEEDINGS
We and certain of our current or former officers and directors are defendants in a consolidated securities class action captioned In re TransDigm Group, Inc. Securities Litigation, Case No. 1:17-cv-01677-DCN (N.D. Ohio).  The cases were originally filed on August 10, 2017, and September 18, 2017 and were consolidated on December 5, 2017.  A consolidated amended complaint was filed on February 16, 2018. The plaintiffs allege that the defendants made false or misleading statements with respect to, or failed to disclose, the impact of certain alleged business practices in connection with sales to the U.S. government on the Company’s growth and profitability.  The plaintiffs assert claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, and seek unspecified monetary damages and other relief.  In addition, we, as nominal defendant, and certain of our current or former officers and directors are defendants in a shareholder derivative action captioned Sciabacucchi v. Howley et al., No. 1:17-cv-1971-DCN (N.D. Ohio). The case was filed on September 19, 2017.  The plaintiffs allege breach of fiduciary duty and other claims arising out of substantially the same actions or inactions alleged in the securities class actions described above. This action has been stayed pending the outcome of a motion to dismiss on the securities class action.  Although we are only a nominal defendant in the derivative action, we could have indemnification obligations and/or be required to advance the costs and expenses of the officer and director defendants in the action.
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
Holders
On November 2, 2018, there were 35 stockholders of record of our common stock. We estimate that there were approximately 70,000 beneficial stockholders, which includes an estimated amount of stockholders who have their shares held in their accounts by banks and brokers.
Dividends
During fiscal 2017, TD Group’s Board of Directors authorized and declared special cash dividends of $24.00 (in October 2016) and $22.00 (in August 2017) on each outstanding share of common stock and cash dividend equivalent payments under options granted under its stock incentive plans. No dividends were declared during fiscal 2018.
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

Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P 500 Index and the S&P MidCap 400 Aerospace & Defense Index based on the respective market prices of each such investment on the dates shown below, assuming an initial investment of $100 on September 30, 2013.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransDigm Group Inc., the S&P 500 Index
and S&P MidCap 400 Aerospace & Defense Index
*$100 invested on 9/30/13 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.
Copyright 2018 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/30/13	9/30/14	9/30/15	9/30/16	9/30/17	9/30/18
TransDigm Group Inc.	100.00	152.71	175.97	239.52	250.86	365.32
S&P 500 Index	100.00	119.73	119.00	137.36	162.92	192.10
S&P MidCap 400 Aerospace & Defense Index	100.00	128.40	109.15	136.91	175.37	237.67
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
On November 8, 2017, our Board of Directors, authorized a new stock repurchase program replacing the $600 million program and permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes as described within the Liquidity and Capital Resources section of Item 7. - “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” No

repurchases were made under the program during the fiscal year ended September 30, 2018. As of September 30, 2018, the entire $650 million of repurchases allowable under the program remained, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
During the fiscal years ended September 30, 2018 and 2017, the Company received 2,119 shares and 2,548 shares, respectively as forfeitures in lieu of payment for withholding taxes on the vesting of restricted stock. The deemed gross cost of the shares was approximately $0.6 million in both periods at a weighted-average price per share of $274.62 and $247.33, respectively.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2014 to 2018, which have been derived from TD Group’s audited consolidated financial statements.
Separate historical financial information of TransDigm Inc. is not presented since the 5.50% Senior Subordinated Notes issued in October 2012 (the “2020 Notes”), the 6.00% Senior Subordinated Notes issued in June 2014 (the “2022 Notes”), the 6.50% Senior Subordinated Notes issued June 2014 (the “2024 Notes”), the 6.50% Senior Subordinated Notes issued May 2015 (the “2025 Notes”) and the 6.375% Senior Subordinated Notes issued June 2016 (the “6.375% 2026 Notes”) (also together with the 2020 Notes, the 2022 Notes, the 2024 Notes, the 2025 Notes, and the 2026 Notes, the “Notes”) are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm UK and all of TransDigm Inc.’s Domestic Restricted Subsidiaries and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.
Separate financial information of TransDigm UK Holdings plc (“TransDigm UK”) is not presented because TransDigm UK’s 6.875% Senior Subordinated Notes issued in May 2018 (the “6.875% 2026 Notes”) are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm Inc., and all of TransDigm Inc.’s Domestic Restricted Subsidiaries.
Acquisitions of businesses and product lines completed by TD Group during the last five fiscal years are as follows:

Date	Acquisition
December 19, 2013	Airborne Global Inc. (“Airborne”)
March 6, 2014	Elektro-Metall Export GmbH (“EME”)
March 26, 2015	Telair Cargo Group (comprised of Telair International GmbH (“Telair Int’l”), Telair US LLC and Nordisk Aviation Products)
March 31, 2015	Franke Aquarotter GmbH (“Adams Rite Aerospace GmbH”)
May 14, 2015	Pexco LLC (“Pexco Aerospace”)
August 19, 2015	PneuDraulics, Inc. (“PneuDraulics”)
January 4, 2016	Breeze-Eastern Corporation (“Breeze-Eastern”)
June 23, 2016	Data Device Corporation (“DDC”)
September 23, 2016	Young & Franklin Inc. / Tactair Fluid Controls Inc. (“Y&F/Tactair”)
February 22, 2017	Schroth Safety Products Group (“Schroth”)
May 5, 2017, May 31, 2017 and June 1, 2017	North Hills Signal Processing Corp, Cablecraft Motion Controls LLC and Preece Incorporated (together, the “Third Quarter 2017 Acquisitions”)
March 15, 2018	Kirkhill Elastomers (“Kirkhill”)
April 24, 2018	Extant Components Group Holdings, Inc. (together with the product line acquisition on August 17, 2018 listed below, “Extant”)
July 13, 2018	Skandia Inc. (“Skandia”)
August 17, 2018	Certain assets and liabilities of Rockwell Collins (Extant product line acquisition)
All of the acquisitions were accounted for using the acquisition method. The results of operations of the acquired businesses and product lines are included in TD Group’s consolidated financial statements from the effective date of each acquisition.
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to dispose of the Schroth business.  Therefore, Schroth was classified as held-for-sale beginning in the fourth quarter of fiscal 2017. The results of operations of Schroth are reflected as discontinued operations in the accompanying consolidated financial statements. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was settled in July 2018. Further disclosure related to Schroth’s discontinued operations is included within Note 22, “Discontinued Operations,” to the consolidated financial statements.
The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

	Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts )
Statement of Income Data:
Net sales	$3,811,126	$3,504,286	$3,171,411	$2,707,115	$2,372,906
Gross profit(1)	2,177,510	1,984,627	1,728,063	1,449,845	1,267,874
Selling and administrative expenses	450,095	415,575	382,858	321,624	276,446
Amortization of intangible assets	72,454	89,226	77,445	54,219	63,608
Income from operations(1)	1,654,961	1,479,826	1,267,760	1,074,002	927,820
Interest expense—net	663,008	602,589	483,850	418,785	347,688
Refinancing costs	6,396	39,807	15,794	18,393	131,622
Income from continuing operations before income taxes	985,557	837,430	768,116	636,824	448,510
Income tax provision	24,021	208,889	181,702	189,612	141,600
Income from continuing operations	961,536	628,541	586,414	447,212	306,910
Loss from discontinued operations, net of tax (5)	(4,474)	(31,654)	—	—	—
Net income	$957,062	$596,887	$586,414	$447,212	$306,910
Net income applicable to common stock	$900,914	$437,630	$583,414	$443,847	$180,284
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	52,345	52,517	53,326	53,112	52,748
Vested options deemed participating securities	3,252	3,013	2,831	3,494	4,245
Total shares for basic and diluted earnings per share	55,597	55,530	56,157	56,606	56,993
Net earnings per share:
Net earnings per share from continuing operations—basic and diluted	$16.28	$8.45	$10.39	$7.84	$3.16
Net loss per share from discontinued operations—basic and diluted	(0.08)	(0.57)	—	—	—
Net earnings per share(2)	$16.20	$7.88	$10.39	$7.84	$3.16
Cash dividends paid per common share	$—	$46.00	$—	$—	$25.00

	As of September 30,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,073,017	$650,561	$1,586,994	$714,033	$819,548
Working capital(3,4)	2,756,905	1,262,558	2,178,094	1,128,993	1,066,735
Total assets(3,4)	12,197,467	9,975,661	10,726,277	8,303,935	6,626,786
Long-term debt, including current portion(4)	12,877,282	11,762,661	10,195,607	8,349,602	7,380,738
Stockholders’ deficit	(1,808,471)	(2,951,204)	(651,490)	(1,038,306)	(1,556,099)

(1)
Gross profit and income from operations include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014 of $7,080, $20,621, $23,449, $11,362, and $10,441, respectively.

(2)	Net earnings per share is calculated by dividing net income applicable to common stock by the basic and diluted weighted average common shares outstanding.

(3)
In connection with adopting ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” for reporting periods ended after October 1, 2015, the Company reclassified $45,375 and $37,669 from current deferred income tax assets in our consolidated balance sheets as of September 2015 and 2014, respectively, to non-current deferred income tax liabilities.

(4)
In connection with adopting ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” for reporting periods ended after October 1, 2015, the Company reclassified $77,740 and $92,393 from debt issuance costs in our consolidated balance sheets as of September 2015 and 2014, respectively, to the current portion of long-term and long-term-term debt.

(5)
During the fourth quarter of fiscal 2017, the Company committed to disposing of Schroth in connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition. Therefore, Schroth was classified as held-for-sale beginning September 30, 2017. The loss from discontinued operations in the consolidated statements of income for the year ended September 30, 2017 includes a $32.0 million impairment charge to write down the assets to fair value. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was settled in July 2018. Refer to Note 22, “Discontinued Operations,” to the consolidated financial statements for further information.

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

	Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$1,022,173	$788,733	$683,298	$520,938	$541,222
Investing activities	(683,577)	(287,003)	(1,443,046)	(1,679,149)	(329,638)
Financing activities	1,085,600	(1,443,682)	1,632,467	1,054,947	43,973
Depreciation and amortization	129,844	141,025	121,670	93,663	96,385
Capital expenditures	73,341	71,013	43,982	54,871	34,146
Ratio of earnings to fixed charges(1)	2.5x	2.4x	2.6x	2.5x	2.3x
Other Data:
EBITDA(2)	$1,778,409	$1,581,044	$1,373,636	$1,149,272	$892,583
EBITDA As Defined(2)	$1,876,558	$1,710,563	$1,495,196	$1,233,654	$1,073,207

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
	(in thousands)
Net income	$957,062	$596,887	$586,414	$447,212	$306,910
Loss from discontinued operations, net of tax(1)	(4,474)	(31,654)	—	—	—
Income from continuing operations	961,536	628,541	586,414	447,212	306,910
Adjustments:
Depreciation and amortization expense	129,844	141,025	121,670	93,663	96,385
Interest expense, net	663,008	602,589	483,850	418,785	347,688
Income tax provision	24,021	208,889	181,702	189,612	141,600
EBITDA	1,778,409	1,581,044	1,373,636	1,149,272	892,583
Adjustments:
Inventory purchase accounting adjustments(2)	7,080	20,621	23,449	11,362	10,441
Acquisition integration costs(3)	17,484	6,341	18,539	12,554	7,239
Acquisition transaction-related expenses(4)	3,886	4,229	15,711	12,289	3,480
Non-cash stock and deferred compensation expense(5)	58,481	45,524	48,306	31,500	26,332
Refinancing costs(6)	6,396	39,807	15,794	18,393	131,622
Other, net (7)	4,822	12,997	(239)	(1,716)	1,510
EBITDA As Defined	$1,876,558	$1,710,563	$1,495,196	$1,233,654	$1,073,207

(1)
During the fourth quarter of fiscal 2017, the Company committed to disposing of Schroth in connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition. Therefore, Schroth was classified as held-for-sale beginning September 30, 2017. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was settled in July 2018. Refer to Note 22, "Discontinued Operations," to the consolidated financial statements for further information.

(2)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(4)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(5)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)	Primarily represents foreign currency transaction gain or loss, payroll withholding taxes on dividend equivalent payments and stock option exercises, and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2018	2017	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$1,022,173	$788,733	$683,298	$520,938	$541,222
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	4,936	83,753	110,905	24,322	(27,967)
Net gain on sale of real estate	—	—	—	—	804
Interest expense, net(1)	640,880	581,483	467,639	402,988	333,753
Income tax provision—current(2)	175,661	215,385	175,894	188,952	151,016
Non-cash stock and deferred compensation expense(3)	(58,481)	(45,524)	(48,306)	(31,500)	(26,332)
Excess tax benefit from exercise of stock options(2)	—	—	—	61,965	51,709
Refinancing costs(4)	(6,396)	(39,807)	(15,794)	(18,393)	(131,622)
EBITDA from discontinued operations(9)	(364)	(2,979)	—	—	—
EBITDA	1,778,409	1,581,044	1,373,636	1,149,272	892,583
Adjustments:
Inventory purchase accounting adjustments(5)	7,080	20,621	23,449	11,362	10,441
Acquisition integration costs(6)	17,484	6,341	18,539	12,554	7,239
Acquisition transaction-related expenses(7)	3,886	4,229	15,711	12,289	3,480
Non-cash stock and deferred compensation expense(3)	58,481	45,524	48,306	31,500	26,332
Refinancing costs(4)	6,396	39,807	15,794	18,393	131,622
Other, net(8)	4,822	12,997	(239)	(1,716)	1,510
EBITDA As Defined	$1,876,558	$1,710,563	$1,495,196	$1,233,654	$1,073,207

(1)	Represents interest expense excluding the amortization of debt issuance costs, original issue discount and premium.

(2)
For the period ended September 30, 2016, the income tax provision and excess tax benefit from exercise of stock options were impacted by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

(3)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(4)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(5)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(6)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(7)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(8)	Primarily represents foreign currency transaction gain or loss, payroll withholding taxes on dividend equivalent payments and stock option exercises, and gain or loss on sale of fixed assets.

(9)
During the fourth quarter of fiscal 2017, the Company committed to disposing of Schroth in connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition. Therefore, Schroth was classified as held-for-sale beginning September 30, 2017. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was settled in July 2018. Refer to Note 22, "Discontinued Operations," to the consolidated financial statements for further information.

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
Overview
For fiscal year 2018, we generated net sales of $3,811.1 million, gross profit of $2,177.5 million or 57.1% of sales, and net income of $957.1 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long term.
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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired approximately 70 businesses and/or product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume.

Acquisitions and the divestiture during the most recent three fiscal years are more fully described in Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein.
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
Allowance for Uncollectible Accounts: Management estimates the allowance for uncollectible accounts based on the aging of the accounts receivable and customer creditworthiness. The allowance also incorporates a provision for the estimated impact of disputes with customers. Management’s estimate of the allowance amounts that are necessary includes amounts for specifically identified credit losses and estimated credit losses based on historical information. The determination of the amount of the allowance for uncollectible accounts is subject to significant levels of judgment and estimation by management. Depending on the resolution of potential credit and other collection issues, or if the financial condition of any of the Company’s customers were to deteriorate and their ability to make required payments were to become impaired, increases in these allowances may be required. Historically, changes in estimates in the allowance for uncollectible accounts have not been significant.
Inventories: Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process. Because the Company sells products that are installed on airframes that can be in-service for 25 or more years, it must keep a supply of such products on hand while the airframes are in use. Where management estimated that the net realizable value was below cost or determined that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value was made by recording a provision included in cost of sales. Although management believes that the Company’s estimates of excess and obsolete inventory are reasonable, actual results may differ materially from the estimates and additional provisions may be required in the future. In addition, in accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year. Historically, changes in estimates in the net realizable value of inventories have not been significant.
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
The Company had 35 reporting units with goodwill as of the first day of the fourth quarter of fiscal 2018, the date of the last annual impairment test. The estimated fair values of each of the reporting units was substantially in excess of their respective carrying values, and therefore, no goodwill impairment was recorded. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, nearly all of the reporting units would continue to have fair values substantially in excess of their respective carrying values.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Fiscal Years Ended September 30,
	2018	2018 % of Sales	2017	2017 % of Sales	2016	2016 % of Sales
Net sales	$3,811,126	100.0%	$3,504,286	100.0%	$3,171,411	100.0%
Cost of sales	1,633,616	42.9	1,519,659	43.4	1,443,348	45.5
Selling and administrative expenses	450,095	11.8	415,575	11.9	382,858	12.1
Amortization of intangible assets	72,454	1.9	89,226	2.5	77,445	2.4
Income from operations	1,654,961	43.4	1,479,826	42.2	1,267,760	40.0
Interest expense, net	663,008	17.4	602,589	17.2	483,850	15.3
Refinancing costs	6,396	0.2	39,807	1.1	15,794	0.5
Income tax provision	24,021	0.6	208,889	6.0	181,702	5.7
Income from continuing operations	961,536	25.2	628,541	17.9	586,414	18.5
Loss from discontinued operations, net of tax	(4,474)	(0.1)	(31,654)	(0.9)	—	—
Net income	$957,062	25.1%	$596,887	17.0%	$586,414	18.5%
Fiscal year ended September 30, 2018 compared with fiscal year ended September 30, 2017
Total Company
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2018 and 2017 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change Total Sales
	September 30, 2018	September 30, 2017
Organic sales	$3,695.9	$3,504.3	$191.6	5.5%
Acquisition sales	115.2	—	115.2	3.3%
	$3,811.1	$3,504.3	$306.8	8.8%
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their acquisition date. The amount of acquisition sales shown in the table above was attributable to the acquisitions of Kirkhill, Extant and Skandia in fiscal year 2018, and the Third Quarter 2017 Acquisitions described in Note 2, “Acquisitions and Divestitures”.
The increase in organic sales was primarily driven by commercial aftermarket sales increasing by $109.6 million, or 9.0%, defense sales increasing by $62.3 million, or 5.3%, and commercial OEM sales increasing by $7.5 million, or 0.8%.

Cost of Sales and Gross Profit. Cost of sales increased by $113.9 million, or 7.5%, to $1,633.6 million for the fiscal year ended September 30, 2018 compared to $1,519.7 million for the fiscal year ended September 30, 2017. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2018 and 2017 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2018	September 30, 2017
Cost of sales—excluding costs below	$1,607.2	$1,482.9	$124.3	8.4%
% of total sales	42.2%	42.3%
Inventory purchase accounting adjustments	7.1	20.6	(13.5)	(65.5)%
% of total sales	0.2%	0.6%
Foreign currency (gain) loss	(0.4)	7.6	(8.0)	(105.3)%
% of total sales	—%	0.2%
Acquisition integration costs	13.8	4.0	9.8	245.0%
% of total sales	0.4%	0.1%
Stock compensation expense	5.9	4.6	1.3	28.3%
% of total sales	0.2%	0.1%
Total cost of sales	1,633.6	1,519.7	$113.9	7.5%
% of total sales	42.9%	43.4%
Gross profit	$2,177.5	$1,984.6	$192.9	9.7%
Gross profit percentage	57.1%	56.6%	0.5%
The net increase in the dollar amount of cost of sales during the fiscal year ended September 30, 2018 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth offset by a reduction in purchase accounting adjustments on inventory and a benefit from foreign exchange rate fluctuations.
Gross profit as a percentage of sales increased by 0.5 percentage points to 57.1% for the fiscal year ended September 30, 2018 from 56.6% for the fiscal year ended September 30, 2017. The dollar amount of gross profit increased by $192.9 million, or 9.7%, for the fiscal year ended September 30, 2018 compared to the comparable period last year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $49.3 million for the fiscal year ended September 30, 2018, which represented gross profit of approximately 42.8% of the acquisition sales. The lower gross profit margin on the acquisition sales decreased gross profit as a percentage of consolidated sales by approximately 0.5 percentage points.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $133.2 million for the fiscal year ended September 30, 2018.

•
Also contributing to the increase in gross profit were lower inventory purchase accounting adjustments of $13.5 million and $8.0 million in favorable foreign currency movement, particularly related to the U.S. dollar against the Euro over the course of fiscal 2018 compared to fiscal 2017. Partially offsetting these increases in gross profit is an increase in acquisition integration costs of $9.8 million and an increase in stock compensation expense of $1.3 million for the fiscal year ended September 30, 2018.

Selling and Administrative Expenses. Selling and administrative expenses increased by $34.5 million to $450.1 million, or 11.8% of sales, for the fiscal year ended September 30, 2018 from $415.6 million, or 11.9% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2018 and 2017 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2018	September 30, 2017
Selling and administrative expenses—excluding costs below	$389.9	$368.1	$21.8	5.9%
% of total sales	10.2%	10.5%
Stock compensation expense	52.6	41.0	11.6	28.3%
% of total sales	1.4%	1.2%
Acquisition-related expenses	7.6	6.5	1.1	16.9%
% of total sales	0.2%	0.2%
Total selling and administrative expenses	$450.1	$415.6	$34.5	8.3%
% of total sales	11.8%	11.9%
The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2018 is primarily due to an increase in stock compensation expense of $11.6 million, higher selling and administrative expenses from organic sales growth of $11.4 million and recent acquisitions of approximately $10.4 million, which was approximately 9% of acquisition sales, and an increase in acquisition-related expenses of $1.1 million.
Amortization of Intangible Assets. Amortization of intangible assets decreased $16.8 million to $72.4 million for the fiscal year ended September 30, 2018 from $89.2 million for the comparable period last year. The net decrease was primarily due to the order backlog recorded in connection with the Young & Franklin/Tactair and Data Device Corporation acquisitions becoming fully amortized prior to fiscal 2018. This is slightly offset by amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the Skandia, Extant, Kirkhill and the Third Quarter 2017 acquisitions.
Refinancing Costs. Refinancing costs of $6.4 million were recorded during the year ended September 30, 2018 representing debt issuance costs expensed in connection with the debt financing activity as disclosed in Note 11, "Debt," to the consolidated financial statements. Refinancing costs of $39.8 million recorded during the fiscal year ended September 30, 2017 primarily consisted of $28.8 million in premium paid on the redemption of the 2021 Notes and the write-off of $3.1 million in unamortized debt issuance costs and debt issuance costs expensed in connection with new debt issuance that occurred in fiscal 2017.
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, and revolving credit facility fees offset by interest income. Interest expense-net increased $60.4 million, or 10.0%, to $663.0 million for the fiscal year ended September 30, 2018 from $602.6 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $12,603 million for the fiscal year ended September 30, 2018 compared to approximately $10,993 million for the fiscal year ended September 30, 2017. The weighted average cash interest rate was at 5.1% during the fiscal year ended September 30, 2018 compared to 5.3% in the prior year. The increase in weighted average level of borrowings was primarily due to the activity in the third fiscal quarter of 2018 consisting of the incurrence of additional term loans of $700 million (gross), $500 million in 6.875% 2026 senior subordinated notes, an additional $100 million drawn on the trade receivable securitization facility in the fourth quarter of fiscal 2017 and additional net debt financing of $575 million in the fourth quarter of fiscal 2017. The increases in new debt described above was partially offset by principal payments on the term loans over the comparable period. The weighted average interest rate for cash interest payments on total borrowings outstanding at September 30, 2018 was 5.2%.
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 2.4% for the fiscal year ended September 30, 2018 compared to 24.9% for the fiscal year ended September 30, 2017. The Company’s lower effective tax rate for year ended September 30, 2018 was primarily due to a reduction in the U.S. federal corporate tax rate that was enacted in the Tax Cuts and Jobs Act (“the Act”) which reduced the tax rate from 35% to 21% as well the one-time impact related to the remeasurement of U.S. deferred tax liabilities under the Act. As a result, the blended statutory tax rate for the fiscal year is 24.5%. The Company’s effective tax rate for the fiscal year ended September 30, 2017 was less than the Federal statutory tax rate due primarily to excess tax benefits on equity compensation, foreign earnings taxed at rates lower than the U.S. statutory rates, and the domestic manufacturing deduction. The decrease in the effective tax rate for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017 was primarily due to the reduction in the U.S. federal corporate tax rate and the one-time impact under the Act.
Loss from Discontinued Operations. On January 26, 2018, the Company completed the sale of Schroth in a management buy out to a private equity fund and certain members of Schroth management for approximately $61.4 million which includes a working capital adjustment of $0.3 million that was settled in July 2018. The loss from discontinued operations was $4.5 million for the fiscal year ended September 30, 2018. Loss from discontinued operations is comprised of the operating loss from the Schroth operations that were classified as held-for-sale as of September 30, 2017. The loss includes a $32 million impairment charge to write-down Schroth’s assets to fair value. More detailed information can be found in Note 22, “Discontinued Operations.”
Net Income. Net income increased $360.2 million, or 60.3%, to $957.1 million for the fiscal year ended September 30, 2018 compared to net income of $596.9 million for the fiscal year ended September 30, 2017, primarily as a result of the factors referred to above.
Earnings per Share. The basic and diluted earnings per share were $16.20 for the fiscal year ended September 30, 2018 and $7.88 per share for the fiscal year ended September 30, 2017. For the fiscal year ended September 30, 2018, basic and diluted earnings per share from continuing operations were $16.28 and basic and diluted loss per share from discontinued operations were ($0.08). For the fiscal year ended September 30, 2017, basic and diluted earnings per share from continuing operations were $8.45 and basic and diluted loss per share from discontinued operations were ($0.57). Net income for the fiscal year ended September 30, 2018 of $957.1 million was decreased by dividend equivalent payments of $56.1 million resulting in net income available to common shareholders of $900.9 million. Net income for the fiscal year ended September 30, 2017 of $596.9 million was decreased by dividend equivalent payments of $159.3 million resulting in net income available to common shareholders of $437.6 million. The increase in earnings per share of $8.32 per share to $16.20 per share is a result of the factors referred to above.
Business Segments
Effective October 1, 2017, the Company made an organizational realignment of certain businesses comprising the Power & Control, Airframe, and the Non-Aviation segments. Operating results for the year ended September 30, 2017 were reclassified to conform to the presentation for the fiscal year ended September 30, 2018.
Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2018 and 2017 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2018	% of Sales	2017	% of Sales
Power & Control	$2,139.1	56.1%	$1,927.2	55.0%	$211.9	11.0%
Airframe	1,531.0	40.2%	1,442.1	41.2%	88.9	6.2%
Non-aviation	141.0	3.7%	135.0	3.8%	6.0	4.4%
	$3,811.1	100.0%	$3,504.3	100.0%	$306.8	8.8%
Organic sales for the Power & Control segment increased $153.7 million, or an increase of 8.0%, when compared to the fiscal year ended September 30, 2017. The organic sales increase resulted primarily from increases in commercial aftermarket sales ($45.7 million, an increase of 7.7%), defense sales ($74.5 million, an increase of 8.7%), and commercial OEM sales ($26.9 million, an increase of 6.3%). Acquisition sales for the Power & Control segment totaled $58.2 million, or an increase of 3.0%, resulting from the acquisition of Extant and the Third Quarter 2017 Acquisitions.
Organic sales for the Airframe segment increased $31.9 million, or an increase of 2.2%, when compared to the fiscal year ended September 30, 2017. The organic sales increase resulted primarily from increases in commercial aftermarket sales ($63.9 million, an increase of 10.2%) slightly offset by decreases in commercial OEM sales ($17.9 million, a decrease of 3.7%) and defense sales ($14.0 million, a decrease of 4.4%). Acquisition sales for the Airframe segment totaled $57.0 million, or an increase of 4.0%, resulting from the acquisitions of Kirkhill and Skandia.
EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2018 and 2017 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2018	% of Segment Sales	2017	% of Segment Sales
Power & Control	$1,114.4	52.1%	$980.0	50.9%	$134.4	13.7%
Airframe	759.3	49.6%	726.6	50.4%	32.7	4.5%
Non-aviation	44.3	31.4%	42.5	31.5%	1.8	4.2%
	$1,918.0	50.3%	$1,749.1	49.9%	$168.9	9.7%
Organic EBITDA As Defined for the Power & Control segment increased approximately $107.3 million for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017. EBITDA As Defined from the acquisition of Extant and the Third Quarter 2017 Acquisitions was approximately $27.1 million for the fiscal year ended September 30, 2018.

Organic EBITDA As Defined for the Airframe segment increased approximately $18.3 million for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017. EBITDA As Defined from the acquisitions of Kirkhill and Skandia was approximately $14.4 million for the fiscal year ended September 30, 2018.
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
Cost of Sales and Gross Profit. Cost of sales increased by $76.4 million, or 5.3%, to $1,519.7 million for the fiscal year ended September 30, 2017 compared to $1,443.3 million for the fiscal year ended September 30, 2016. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2017 and 2016 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2017	September 30, 2016
Cost of sales—excluding acquisition-related costs below	$1,482.9	$1,409.8	$73.1	5.2%
% of total sales	42.3%	44.5%
Inventory purchase accounting adjustments	20.6	23.4	(2.8)	(12.0)%
% of total sales	0.6%	0.7%
Foreign currency loss (gain)	7.6	(4.2)	11.8	(281.0)%
% of total sales	0.2%	(0.1)%
Acquisition integration costs	4.0	8.3	(4.3)	(51.8)%
% of total sales	0.1%	0.3%
Stock compensation expense	4.6	6.0	(1.4)	(23.3)%
% of total sales	0.1%	0.2%
Total cost of sales	$1,519.7	$1,443.3	$76.4	5.3%
% of total sales	43.4%	45.5%
Gross profit	$1,984.6	$1,728.1	$256.5	14.8%
Gross profit percentage	56.6%	54.5%	2.1%
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
Gross profit as a percentage of sales increased by 2.1 percentage points to 56.6% for the fiscal year ended September 30, 2017 from 54.5% for the fiscal year ended September 30, 2016. The dollar amount of gross profit increased by $256.5 million, or 14.8%, for the fiscal year ended September 30, 2017 compared to the comparable period last year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $153.6 million for the fiscal year ended September 30, 2017, which represented gross profit of approximately 60% of the acquisition sales. The higher gross profit margin on the acquisition sales increase gross profit as a percentage of consolidated sales by approximately 1 percentage point.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers), and positive leverage on our fixed overhead costs spread over a higher production volume, resulted in a net increase in gross profit of approximately $106.2 million for the fiscal year ended September 30, 2017.

•
Gross profit decreased $11.8 million as foreign currency losses increased due to the unfavorable effect of changes in foreign currency exchange rates. This was partially offset by the reduction of the impact of inventory purchase accounting adjustments, acquisition integration costs and stock compensation expense charged to cost of sales of approximately $8.5 million.

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
The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2017 is primarily due to higher selling and administrative expenses relating to recent acquisitions of approximately $47.7 million, which was approximately 19% of acquisition sales. The increase is partially offset by lower acquisition-related and stock compensation expense of $19.5 million and $1.4 million, respectively.
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
Net Income. Net income increased $10.5 million, or 1.8%, to $596.9 million for the fiscal year ended September 30, 2017 compared to net income of $586.4 million for the fiscal year ended September 30, 2016, primarily as a result of the factors referred to above.
Earnings per Share. The basic and diluted earnings per share were $7.88 for the fiscal year ended September 30, 2017 and $10.39 per share for the fiscal year ended September 30, 2016. For the fiscal year ended September 30, 2017, basic and diluted earnings per share from continuing operations were $8.45 and basic and diluted loss per share from discontinued operations were ($0.57). Net income for the fiscal year ended September 30, 2017 of $596.9 million was decreased by dividend equivalent payments of $159.3 million resulting in net income available to common shareholders of $437.6 million. Net income for the fiscal year ended September 30, 2016 of $586.4 million was decreased by dividend equivalent payments of $3.0 million resulting in net income available to common shareholders of $583.4 million. The decrease in earnings per share of $2.51 per share to $7.88 per share is a result of the factors referred to above.
Business Segments
Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2017 and 2016 were as follows (amounts in millions):

	Fiscal Years Ended September 30				Change	% Change
	2017	% of Sales	2016	% of Sales
Power & Control	$1,927.2	55.0%	$1,621.7	51.1%	$305.5	18.8%
Airframe	1,442.1	41.2%	1,447.9	45.7%	(5.8)	(0.4)%
Non-aviation	135.0	3.8%	101.8	3.2%	33.2	32.6%
	$3,504.3	100.0%	$3,171.4	100.0%	$332.9	10.5%
Organic sales for the Power & Control segment increased $70.8 million, or an increase of 4.4%, when compared to the fiscal year ended September 30, 2016. The organic sales increase resulted primarily from increases in commercial aftermarket sales ($40.9 million, an increase of 7.5%), defense sales ($28.2 million, an increase of 4.4%), and commercial OEM sales ($1.0 million, an increase of 0.3%). Acquisition sales for the Power & Control segment totaled $234.7 million, or an increase of 14.4%, resulting from the Third Quarter 2017 Acquisitions and the acquisitions of Tactair, DDC and Breeze-Eastern in fiscal year 2016.
Organic sales for the Airframe segment decreased $5.8 million, or a decrease of 0.4%, when compared to the fiscal year ended September 30, 2016. The organic sales decrease resulted primarily from decreases in commercial aftermarket sales ($6.1 million, a decrease of 1.0%), commercial OEM sales ($5.3 million, a decrease of 1.1%) and non-aerospace sales ($6.9 million, a decrease of 39.4%) offset by an increase in defense sales ($12.5 million, an increase of 4.2%). There was no impact from acquisitions in the results of the Airframe segment.
Organic sales for the Non-aviation segment increased $12.3 million, or an increase of 12.0%, when compared to the fiscal year ended September 30, 2016. The sales increase was primarily due to an increase in non-aerospace sales of $9.9 million, an increase of 11.5%. Acquisition sales for the Non-aviation segment totaled $20.9 million, or an increase of 20.6%, resulting from the acquisition of Y&F completed in fiscal year 2016.
EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2017 and 2016 were as follows (amounts in millions):

	Fiscal Years Ended September 30				Change	% Change
	2017	% of Segment Sales	2016	% of Segment Sales
Power & Control	$980.0	50.9%	$787.4	48.6%	$192.6	24.5%
Airframe	726.6	50.4%	709.9	49.0%	16.7	2.4%
Non-aviation	42.5	31.5%	28.2	27.7%	14.3	50.7%
	$1,749.1	49.9%	$1,525.5	48.1%	$223.6	14.7%
Organic EBITDA As Defined for the Power & Control segment increased approximately $88.7 million for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016. EBITDA As Defined from the Third Quarter 2017 Acquisitions and the acquisitions of Tactair, DDC and Breeze-Eastern in fiscal year 2016 was approximately $103.9 million for the fiscal year ended September 30, 2017.

Organic EBITDA As Defined for the Airframe segment increased approximately $16.7 million for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016. There was no impact from acquisitions in the results of the Airframe segment.
Organic EBITDA As Defined for the Non-aviation segment increased approximately $7.4 million for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016. EBITDA As Defined from the acquisition of Y&F completed in fiscal year 2016 was approximately $6.9 million.
Backlog
For information about our backlog, see Item 1. - “Business.”
Foreign Operations
Our direct sales to foreign customers were approximately $1,355.1 million, $1,318.9 million, and $1,169.5 million for the fiscal years 2018, 2017 and 2016, respectively. Sales to foreign customers are subject to numerous additional risks, including foreign currency fluctuations, the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Inflation
Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. Furthermore, recently implemented changes to U.S. and other countries’ tariff and import/export regulations may have an unfavorable impact on raw materials pricing. The effects of inflation on the Company’s businesses during the fiscal years 2018, 2017 and 2016 were immaterial.

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
We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 7.2. Our debt leverage ratio at September 30, 2018 was approximately 6.9.
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
As a result of the additional debt financing during the fiscal year ended September 30, 2018, interest payments will increase going forward in accordance with the terms of the related debt agreements. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide more than sufficient cash from operating activities to meet our interest obligations and liquidity needs.  We believe our cash from operations and available borrowing capacity will enable us to make opportunistic investments in our own stock, make strategic business combinations and/or pay dividends to our shareholders.
In connection with the merger agreement to acquire Esterline for approximately $4 billion, the Company entered into a commitment letter for a senior secured term facility up to $3.7 billion. The actual amount and timing of the new senior secured term facility is subject to the closing of the Esterline acquisition and the cash on hand at that time. The merger is anticipated to close in 2019, subject to approval of Esterline’s shareholders, as well as other customary closing conditions, including the receipt of required regulatory approvals.
In the future, the Company may increase its borrowings in connection with acquisitions, if cash flow from operating activities becomes insufficient to fund current operations or for other short-term cash needs or for stock repurchases or dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.
Operating Activities. The Company generated $1,022.2 million of net cash from operating activities during fiscal 2018 compared to $788.7 million during fiscal 2017. The net increase of $233.5 million is primarily attributable to an increase in income from continuing operations of $156.6 million (excludes the non-cash effects of the adjustments resulting from the Tax Cuts and Jobs Act of $176.4 million). Changes in inventories, accounts payable and trade accounts receivable improved by approximately $23.4 million compared to the prior year. The changes in inventories, accounts payable and trade accounts receivable are more fully described below.
The change in trade accounts receivable during fiscal 2018 was a use of $43.8 million in cash compared to a use of cash of $54.7 million in fiscal 2017, which is a reduction to the use of cash of $10.9 million year over year. The reduction in the use of cash in fiscal 2018 compared to fiscal 2017 is attributable to the timing of sales and a higher rate of collections on trade accounts receivable.
The change in inventories was a use of cash of $10.8 million in fiscal 2018 compared to a source of cash of $5.1 million in fiscal 2017. The increase in inventories compared to prior year relates to the building up of inventories at certain reporting units during the fourth fiscal quarter of 2018 based on existing backlog for the first quarter of fiscal 2019.
The change in accounts payable during fiscal 2018 was a source of cash of $18.1 million compared to a use of cash of $10.4 million in fiscal 2017. The decrease in the use of cash was primarily attributable to the timing of payments to vendors.
The Company generated $788.7 million of net cash from operating activities during fiscal 2017 compared to $683.3 million during fiscal 2016. The net increase is primarily attributable to an increase in income from continuing operations and items adjusting net income for non-cash expenses and income of $38.8 million, and favorable changes in trade accounts receivable, inventories, and accounts payable of $28.9 million, net.
Investing Activities. Net cash used in investing activities was $683.6 million during fiscal 2018, primarily consisting of cash paid in connection with the acquisitions of Kirkhill, Extant, and Skandia of $667.6 million and capital expenditures of $73.3 million slightly offset by the cash proceeds received from the sale of Schroth of $57.4 million. The Company expects its capital expenditures in fiscal year 2019 to be between $85 million and $100 million. The Company’s capital expenditures incurred from year to year are primarily for projects that are consistent with our three core value-driven operating strategies (obtaining profitable new business, continually improve our cost structure and providing highly engineered value-added products to customers).
Net cash used in investing activities was $287.0 million during fiscal 2017, primarily consisting of cash paid for the Third Quarter 2017 Acquisitions of $106.3 million, the cash settlement of the Breeze-Eastern dissenting shares litigation of $28.7 million, the acquisition of Schroth of $79.7 million and capital expenditures of $71.0 million.
Net cash used in investing activities was $1,443.0 million during fiscal 2016, primarily consisting of the acquisitions of Breeze-Eastern, DDC, and Y&F/Tactair for a total of $1,401.5 million and capital expenditures of $44.0 million.
Financing Activities. Net cash used in financing activities during the fiscal year ended September 30, 2018 was $1,085.6 million. The source of cash was primarily due to the net proceeds of $678.6 million from the fiscal 2018 term loans activity and net proceeds of $489.6 million from the issuance of the 6.875% 2026 Notes in the third quarter of fiscal 2018, along with $57.8 million in proceeds from stock option exercises. Partially offsetting these sources of cash was $56.1 million in dividend equivalent payments made in the first quarter of fiscal 2018.
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
Net cash provided by financing activities during the fiscal year ended September 30, 2016 was $1,632.5 million, which primarily comprised of net proceeds from the fiscal 2016 term loans of $1,711.5 million, net proceeds from our 2026 Notes of $939.6 million, and $30.1 million of cash proceeds from the exercise of stock options. These increases were partially offset by $834.4 million of repayments on our existing term loans, $207.8 million in treasury stock purchases under the Company’s share repurchase programs, $3.0 million in dividend equivalent payments and the impact from the adoption of ASU 2016-09 which resulted in the excess tax benefits related to share-based payment arrangements being classified within operating activities beginning in fiscal 2016.
Description of Senior Secured Term Loans and Indentures
Senior Secured Credit Facilities
TransDigm has $7,599.9 million in fully drawn term loans (the “Term Loans Facility”) and a $600 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of September 30, 2018):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,244 million	May 30, 2025	LIBO rate + 2.50%
Tranche F	$3,560 million	June 9, 2023	LIBO rate + 2.50%
Tranche G	$1,796 million	August 22, 2024	LIBO rate + 2.50%
The Term Loans Facility requires quarterly aggregate principal payments of $19.1 million. The revolving commitments consist of two tranches which include up to $99.4 million of multicurrency revolving commitments. At September 30, 2018, the Company had $17.5 million in letters of credit outstanding and $582.5 million in borrowings available under the revolving commitments. The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is not subject to a floor. For the fiscal year ended September 30, 2018, the applicable interest rates ranged from approximately 4.1% to 5.1% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 11, “Derivatives and Hedging Activities,” to the consolidated financial statements included herein.
Recent Amendments to the Credit Agreement
On November 30, 2017, the Company entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement (“Amendment No. 4”). Pursuant to Amendment No. 4, TransDigm, among other things, converted approximately $798.2 million of existing tranche D term loans into additional tranche F term loans and decreased the margin applicable to the existing tranche E term loans and tranche F term loans to LIBO rate plus 2.75% per annum and also removed the LIBO rate floor of 0.75%. The terms and conditions (other than maturity date and pricing) that apply to the tranche F term loans are substantially the same as the terms and conditions that apply to the tranche D term loans immediately prior to Amendment No. 4.
On February 22, 2018, the Company entered into a refinancing facility agreement to the Second Amended and Restated Credit Agreement. TransDigm, among other things, incurred new tranche G term loans in an aggregate principal amount equal to $1,810 million and repaid in full all of the existing tranche G term loans outstanding under the Second and Amended Restated Credit Agreement immediately prior to the refinancing facility agreement. The refinancing facility agreement also decreased the margin applicable to the tranche G term loans to LIBO rate plus 2.5% per annum. The terms and conditions that apply to the tranche G term loans, excluding pricing, are substantially the same as the terms and conditions that apply to the tranche G term loans immediately prior to the refinancing facility agreement.
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
Amendment No. 5 extended our ability to make certain additional restricted payments (including the ability of the Company to declare or pay dividends or repurchase stock) in an aggregate amount not to exceed $1,500 million, so long as, among other conditions, the consolidated secured net debt ratio is no greater than 4.00 to 1.00 (in the case of share repurchases) or the consolidated net leverage ratio is no greater than 6.75 to 1.00 (in the case of dividends or other distributions), in each case, after giving pro forma effect to such transactions. If any portion of the $1,500 million is not used for dividends or share repurchases prior to December 31, 2018, such amount (not to exceed $500 million) may be used to repurchase stock at any time thereafter.
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
The TransDigm UK Notes were issued during the third quarter of fiscal 2018 by TransDigm UK, a wholly-owned, indirect subsidiary of TD Group, at a discount of 0.76%.
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
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended September 30, 2018.
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
As of September 30, 2018, the Company was in compliance with all of its debt covenants.
Trade Receivables Securitization
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. On July 31, 2018, the Company amended the Securitization Facility to increase the borrowing capacity to $350 million and extend the maturity date to July 31, 2019. As of September 30, 2018, the Company has borrowed $300 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a new stock repurchase program replacing the previous $600 million program and permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the fiscal year ended September 30, 2018.
Contractual Obligations
The following is a summary of contractual cash obligations as of September 30, 2018 (in millions):

	2019	2020	2021	2022	2023	2024 and thereafter	Total
Senior Secured Term Loans(1)	$76.4	$76.4	$76.4	$76.4	$3,457.4	$3,836.9	$7,599.9
2020 Notes	—	—	550.0	—	—	—	550.0
2022 Notes	—	—	—	1,150.0	—	—	1,150.0
2024 Notes	—	—	—	—	—	1,200.0	1,200.0
2025 Notes	—	—	—	—	—	750.0	750.0
6.875% 2026 Notes	—	—	—	—	—	500.0	500.0
6.375% 2026 Notes	—	—	—	—	—	950.0	950.0
Securitization Facility	300.0	—	—	—	—	—	300.0
Scheduled Interest Payments(2)	715.5	727.8	696.8	685.0	586.8	680.1	4,092.0
Operating Leases	19.3	16.3	13.9	12.2	9.7	27.1	98.5
Purchase Obligations	371.8	43.1	30.4	17.4	21.2	—	483.9
Total Contractual Cash Obligations	$1,483.0	$863.6	$1,367.5	$1,941.0	$4,075.1	$7,944.1	$17,674.3

(1)
The tranche E term loans mature in May 2025, the tranche F term loans mature in June 2023, and the tranche G term loans mature in August 2024. The term loans require quarterly principal payments totaling $19.1 million.

(2)
Assumes that the variable interest rate on our tranche E, tranche F and tranche G borrowings under our Senior Secured Term Loans range from approximately 4.74% to 5.66% based on anticipated movements in the LIBO rate. In addition, interest payments include the impact of the existing interest rate swap and cap agreements described in Note 20, “Derivatives and Hedging Activities” to the consolidated financial statements herein.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $73.3 million, $71.0 million, and $44.0 million during fiscal years 2018, 2017, and fiscal 2016, respectively. The Company expects its capital expenditures in fiscal year 2019 to be between $85 million and $100 million.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2018, we had borrowings under our term loans of approximately $7,600 million that were subject to interest rate risk. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The Company's objective is to maintain an allocation of approximately 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our term loans by approximately $76 million based on the amount of outstanding borrowings at September 30, 2018. The weighted average interest rate on the $7,600 million of borrowings under our term loans on September 30, 2018 was 4.5%.
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
The information required by this Item is contained on pages F-1 through F-44 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2018.
During fiscal 2018, we completed the acquisitions of Kirkhill, Extant and Skandia. The results of operations are included in our consolidated financial statements from the date of acquisition. As permitted by the Securities and Exchange Commission rules and regulations, we have excluded these acquisitions from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2018. Total assets as of September 30, 2018, net sales and income from continuing operations before income taxes for the fiscal year ended September 30, 2018 for these fiscal 2018 acquisitions constituted approximately 6%, 2% and 2%, respectively, of each of these key measures as reported in our consolidated financial statements.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
TransDigm Group Incorporated

Opinion on Internal Control over Financial Reporting
We have audited TransDigm Group Incorporated’s ("the Company") internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kirkhill, Extant and Skandia, which are included in the 2018 consolidated financial statements of TransDigm Group Incorporated and constituted 6% of total assets as of September 30, 2018, 2% of revenues and 2% of pre-tax income for the year then ended. Our audit of internal control over financial reporting of TransDigm Group Incorporated also did not include an evaluation of the internal control over financial reporting of Kirkhill, Extant and Skandia.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ deficit for each of the three years in the period ended September 30, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated November 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management's report on internal control over financial reporting in Item 9A of the Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Cleveland, Ohio
November 9, 2018

ITEM 9B.    OTHER INFORMATION
Appointment of Officer
The Company has, effective November 10, 2018, appointed Sarah Wynne, age 44, as Chief Accounting Officer of the Company. Ms. Wynne was most recently a Group Controller of the Company (since 2015). Prior to that, Ms. Wynne was Controller at Aero Fluid Products, a TransDigm operating company (2009 -2015) and held accounting positions with increasing responsibility.
Employment Agreement with Named Executive Officer
On November 6, 2018, the Company entered into a Third Amended and Restated Employment Agreement with Robert Henderson whereby Mr. Henderson will continue to serve as Vice Chairman of the Company.  Mr. Henderson’s prior employment agreement was scheduled to terminate on December 31, 2018.  It is intended that Mr. Henderson will be responsible for planning for the integration of the Esterline acquisition and, upon closing, integrating the Esterline business.  The Employment Agreement replaced Mr. Henderson’s Second Amended and Restated Employment Agreement dated January 25, 2018. The term of the Employment Agreement will expire on December 31, 2021, unless earlier terminated by the Company or Mr. Henderson; provided, however, that if the Esterline acquisition has not been completed by December 31, 2019, the Employment Agreement will terminate.  The Employment Agreement contemplates that Mr. Henderson will spend full time working for the Company.  This is a change from the prior agreement, which contemplated that Mr. Henderson would work approximately three-quarters time.
Mr. Henderson will receive equity compensation in lieu of cash compensation for salary and bonus on similar terms to those contained in the employment agreement of Mr. Howley, the Company’s Executive Chairman.  Under the terms of the Employment Agreement, Mr. Henderson will receive $10,000 in cash to cover his employee co-premiums for health benefits and related taxes and, for 2019 salary, a grant of options calculated on a Black Scholes basis with a 37.5% risk premium equal to $750,000.  In addition, Mr. Henderson is entitled to participate in the Company’s annual cash incentive plan with a target bonus of 80%, which will be paid in options calculated in the same manner as his salary. Mr. Henderson may give notice one time during the term of the Employment Agreement if he wishes to discontinue his receipt of equity compensation effective with his bonus or as of the following year.  Other than the manner in calculating the option grant, which was a fixed number in Mr. Henderson’s prior employment agreement, these provisions did not change materially from the prior employment agreement.
The options granted in lieu of salary and bonus will vest 40% immediately and, to the extent the performance criteria is met, 40% at completion of the first fiscal year after the grant and 20% after the second fiscal year after the date of grant. These options will include provisions with regard to post-employment vesting upon termination of employment by reason of death, disability, good reason, without cause or retirement (each as defined in the Employment Agreement). More specifically, if Mr. Henderson’s employment terminates for the aforementioned reasons after the first fiscal year following the date of grant but on or after the second fiscal year end following the date of grant, 40% of the remaining unvested options may continue to vest in accordance with their terms; if Mr. Henderson’s employment terminates for the aforementioned reasons after the second fiscal year end following the date of grant but on or prior to the third fiscal year end following the date of grant, 80% of the remaining unvested options may continue to vest in accordance with their terms; and if Mr. Henderson’s employment terminates for any of the aforementioned reasons after the third fiscal year end following the date of grant, 100% of the remaining unvested options may continue to vest in accordance with their terms.   Mr. Henderson is entitled to participate in the Company’s stock option plan and the other employee benefit plans, programs and arrangements that the Company may maintain from time to time for its senior officers.  These provisions did not change from the prior employment agreement.
The Employment Agreement provides that if Mr. Henderson is terminated for any reason, he will be entitled to payment of any accrued but unpaid base salary through the termination date, any unreimbursed expenses, an amount for accrued but unused sick and vacation days, and benefits owing to him under the benefit plans and programs sponsored by the Company. In addition, if Mr. Henderson’s employment is terminated without cause, if he terminates his employment for customary good reasons, or if his employment terminates due to his death or disability, the Company will pay him, in substantially equal installments over a 12-month period, an amount equal to one times his salary plus one times the greater of the all of the bonuses paid or payable to him for the prior fiscal year (excluding any extraordinary bonus) or the target bonuses for the year in which his employment terminates, determined in accordance with the Company’s bonus program(s) if any, plus 18 times the difference of the monthly COBRA continuation coverage rate and the monthly cost of coverage to Mr. Henderson as of the date of termination.  These provisions did not change from the prior employment agreement.
The Employment Agreement also includes non-competition, non-solicitation provisions, confidentiality and indemnity consistent with Mr. Henderson’s prior agreement. These provisions did not change from the prior employment agreement.
The foregoing description of the terms of the Employment Agreement is qualified in its entirety by the full text of the Third Amended and Restated Employment Agreement, a copy of which is filed herewith.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	66	Executive Chairman of the Board of Directors
Kevin Stein	52	President, Chief Executive Officer and Director
Robert S. Henderson	62	Vice Chairman
Jorge L. Valladares III	44	Chief Operating Officer—Power and Control
Michael Lisman	35	Chief Financial Officer
James Skulina	59	Senior Vice President of Finance
Bernt G. Iversen II	61	Executive Vice President—Mergers & Acquisitions and Business Development
Halle Terrion	50	General Counsel, Chief Compliance Officer & Secretary
Mr. Howley was appointed Executive Chairman of the Board of Directors of TD Group in April 2018. Mr. Howley previously served as Chairman of the Board of Directors of TD Group from July 2003 to April 2018. He served as Chief Executive Officer of TD Group from December 2005 to April 2018 and of TransDigm Inc. from December 2001 to March 2018. Mr. Howley served as President of TD Group from July 2003 through December 2015, as Chief Operating Officer of TransDigm Inc. from December 1998 through December 2001 and as President of TransDigm Inc. from December 1998 through September 2005.
Mr. Stein was appointed President, Chief Executive Officer and Director in April 2018. Prior to that, Mr. Stein served as President and Chief Operating Officer from January 2017 through March 2018 and Chief Operating Officer—Power from October 2014 to December 2016. Prior to joining TransDigm, Mr. Stein served as Executive Vice President and President of the Structurals division of Precision Castparts Corp. from November 2011 to October 2014 and Executive Vice President and President of the Fasteners division of Precision Castparts Corp. from January 2009 through November 2011.
Mr. Henderson was appointed Vice Chairman in January 2017. Prior to that, Mr. Henderson served as Chief Operating Officer—Airframe from October 2014 to December 2016. Mr. Henderson also previously served as Executive Vice President from December 2005 to October 2014, and as President of the AdelWiggins Group, a division of TransDigm Inc., from August 1999 to April 2008.
Mr. Valladares was appointed Chief Operating Officer—Power in June 2018. Prior to that, Mr. Valladares served as Executive Vice President from October 2013 to May 2018, as President of AvtechTyee, Inc. (formerly Avtech Corporation), a wholly-owned subsidiary of TransDigm Inc., from August 2009 to September 2013, and as President of AdelWiggins Group, a division of TransDigm Inc., from April 2008 to July 2009.
Mr. Lisman was appointed Chief Financial Officer in July 2018. Prior to that, Mr. Lisman served as Vice President—Mergers and Acquisitions from January 2018 through June 2018, Business Unit Manager for the Air & Fuel Valves business unit at Aero Fluid Products, a wholly-owned subsidiary of TransDigm Inc., from January 2017 to January 2018 and Director of Mergers and Acquisitions of the Company from November 2015 to January 2017. Prior to joining TransDigm, Mr. Lisman was a Vice President at Warburg Pincus from 2011 to 2015.
Mr. Skulina was appointed Senior Vice President of Finance in July 2018. Prior to that, Mr. Skulina served as Interim Chief Financial Officer from January 2018 to June 2018, Executive Vice President from January 2012 to December 2017, as President of the Aero Fluid Products division of AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc., from September 2009 to December 2011, and as Controller of TransDigm Inc., from August 2007 to August 2009.
Mr. Iversen was appointed Executive Vice President—Mergers & Acquisitions and Business Development in May 2012. Prior to that, Mr. Iversen served as Executive Vice President of TD Group from December 6, 2010 through May 2012 and as President of Champion Aerospace LLC, a wholly-owned subsidiary of TransDigm Inc., from June 2006 to December 2010.
Ms. Terrion was appointed General Counsel and Chief Compliance Office in March 2012 and Secretary in May 2015. Prior to that, Ms. Terrion was a partner at BakerHostetler LLP.
Section 16(a) Beneficial Ownership Reporting Compliance
The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 will be set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which is incorporated herein by reference.

Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our chief executive officer and president, chief financial officer, senior vice president of finance, division presidents, controllers, treasurer, and chief internal auditor). Please refer to the information set forth under the caption “Corporate Governance—Codes of Ethics & Whistleblower Policy” in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1301 East 9th Street, Suite 3000, Cleveland, Ohio 44114. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.
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
Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,069,234	(2)	$194.75	2,876,222	(3)

(1)	Includes information related to the 2003 stock option plan, the 2006 stock incentive plan and the 2014 stock option plan.

(2)
This amount represents 77,829, 3,878,127 and 2,113,278 shares subject to outstanding stock options under our 2003 stock option plan, 2006 stock incentive plan and 2014 stock option plan, respectively. No further grants may be made under our 2003 stock option plan and 2006 stock incentive plan, although outstanding stock options continue in force in accordance with their terms.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.2	Agreement and Plan of Merger dated as of May 23, 2016 among TransDigm Inc., Thunder Merger Sub Inc., ILC Holdings, Inc. and Behrman Capital PEP L.P.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 26, 2016 (File No. 001-32833)
2.3	Agreement and Plan of Merger dated as of October 9, 2018, by and among Esterline Technologies Corporation, TransDigm Group Incorporated and Thunderbird Merger Sub Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 11, 2018 (File No. 001-32833)
2.4	First Amendment to Agreement and Plan of Merger dated as of October 10, 2018, by and among Esterline Technologies Corporation, TransDigm Group Incorporated and Thunderbird Merger Sub Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 11, 2018 (File No. 001-32833)
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2014 (File No. 001-32833)
3.2	Third Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed January 30, 2018 (File No. 001-32833)
3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc. and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.6	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2009 (File No. 001-32833)
3.7	Bylaws of Acme Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2009 (File No. 001-32833)
3.8	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4 filed April 23, 1999 (File No. 333-71397)
3.9	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4 filed April 23, 1999 (File No. 333-71397)
3.10	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4 filed April 23, 1999 (File No. 333-71397)
3.11	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4 filed April 23, 1999 (File No. 333-71397)
3.12	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4 filed April 23, 1999 (File No. 333-71397)
3.13	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4 filed April 23, 1999 (File No. 333-71397)
3.14	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.15	Bylaws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.16	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.17	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.18	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.19	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.20	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.21	Certificate of Amendment to Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.22	Certificate of Amendment to Certificate of Incorporation, filed December 10, 2013, of HDT Global, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.23	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.24	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.25	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.26	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.27	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.28	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.29	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.30	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.31	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.32	Certificate of Amendment to Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.33	Certificate of Amendment to Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.34	Certificate of Amendment to Certificate of Incorporation, filed April 23, 1997, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.35	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.36	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.37	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.38	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.39	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.40	Bylaws of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.41	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q filed May 9, 2012 (File No. 001-32833)
3.42	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.43	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.44	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.45	Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.46	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.47	Certificate of Amendment, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.48	Certificate of Amendment, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.49	Bylaws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed June 27, 2013 (File No. 333-186494)
3.50	Amended and Restated Certificate of Incorporation of Aviation Technologies, Inc.	Filed Herewith
3.51	Bylaws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.52	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC	Filed Herewith
3.53	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No.333-144366)
3.54	Articles of Incorporation, filed December 29, 1992, of Avionics Specialties, Inc.	Filed Herewith
3.55	Bylaws of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.56	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.57	Articles of Amendment of Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.58	Articles of Amendment of Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.59	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.60	Articles of Amendment of Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as Avtech Tyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.61	Articles of Amendment of Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
3.62	Bylaws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.63	Certificate of Incorporation, filed October 24, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.64	Certificate of Amendment of Certificate of Incorporation, filed December 1, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.65	By-laws of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.66	Amended and Restated Limited Liability Company Agreement, filed July 7, 2016, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.67	Limited Liability Company Certificate of Formation of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 11, 2016 (File No. 001-32833)
3.68	Limited Liability Company Agreement of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 11, 2016 (File No. 001-32833)
3.69	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.70	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.71	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.72	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.73	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.74	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.75	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.76	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.77	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.78	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.79	Certificate of Incorporation filed August 6, 2007, of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
3.80	Bylaws of Bruce Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
3.81	Articles of Organization of CDA InterCorp LLC	Filed Herewith
3.82	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.83	Certificate of Formation, filed September 30, 2009, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 24, 2009 (File No. 001-32833)
3.84	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 24, 2009 (File No. 001-32833)
3.85	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.86	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed July 6, 2007 (File No. 333-144366)
3.87	Certificate of Incorporation, filed October 23, 1970, of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.88	Certificate of Amendment of Certificate of Incorporation, filed April 23, 1999, of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.89	Certificate of Amendment of Certificate of Incorporation, filed July 14, 2014, of Data Device Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.90	Bylaws of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.91	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 4, 2009 (File No. 001-32833)
3.92	Bylaws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 4, 2009 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.93	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.94	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 5, 2014 (File No. 001-32833)
3.95	Fourth Amended and Restated Limited Liability Agreement of Electromech Technologies LLC	File Herewith
3.96	Articles of Organization, as amended, of HarcoSemco LLC	Filed Herewith
3.97	First Amended and Restated Limited Liability Company Agreement of HarcoSemco LLC	Filed Herewith
3.98	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.99	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.100	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.101	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.102	By-laws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.103	Amended and Restated Certificate of Incorporation of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.104	Bylaws, as amended, of ILC Holdings, Inc.	Filed Herewith
3.105	Certificate of Formation, filed January 26, 2007, of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.106	Amended and Restated Limited Liability Company Agreement of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
3.107	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.108	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.109	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.110	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technology Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 28, 2006 (File No. 001-32833)
3.111	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4 filed January 29, 1999 (File No. 333-71397)
3.112	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.113	Bylaws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.114	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.115	Bylaws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.116	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.117	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.118	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2011 (File No. 001-32833)
3.119	Restated Certificate of Incorporation, filed June 27, 2014, of North Hills Signal Processing Corp.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed May 10, 2017 (File No. 333-217850)
3.120	Bylaws of Porta Systems Corp. (now known as North Hills Signal Processing Corp.)	Incorporated by reference to TransDigm Inc’s and TransDigm Group Incorporated’s Form S-4 filed May 10, 2017 (File No. 333-217850)
3.121	Certificate of Incorporation, as amended, of Porta Systems Overseas Corp (now known as North Hills Signal Processing Overseas Corp)	Incorporated by reference to TransDigm Inc’s and TransDigm Group Incorporated’s Form S-4 filed May 10, 2017 (File No. 333-217850)
3.122	By-laws of Porta Systems Overseas Corp (now known as North Hills Signal Processing Overseas Corp.)	Incorporated by reference to TransDigm Inc’s and TransDigm Group Incorporated’s Form S-4 filed May 10, 2017 (File No. 333-217850)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.123	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.124	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.125	Bylaws of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
3.126	Articles of Incorporation, filed October 3, 1956, of Pneudraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
3.127	Certificate of Amendment, filed December 9, 1970, of Articles of Incorporation of Pneudraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
3.128	Restated Bylaws of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
3.129	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)
3.130	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2012 (File No. 001-32833)
3.131	Certificate of Incorporation of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)
3.132	Certificate of Amendment to Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
3.133	Amended and Restated Bylaws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed September 7, 2010 (File No. 001-32833)
3.134	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.135	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)
3.136	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014 of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 14, 2014 (File No. 001-32833)
3.137	By Laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.138	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed October 11, 2006 (File No. 333-137937)
3.139	Bylaws, as amended, of Skurka Aerospace Inc.	Filed Herewith
3.140	Certificate of Incorporation, filed August 22, 1986, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.141	Certificate of Amendment, filed June 8, 1998, of Certificate of Incorporation of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.142	By-laws, as amended, of Tactair Fluid Controls, Inc.	Filed Herewith
3.143	Certificate of Formation, filed March 27, 2015, of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.144	Limited Liability Company Agreement of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.145	Certificate of Formation, filed February 23, 2015, of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.146	Limited Liability Company Agreement of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.147	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.148	Bylaws, as amended, of Texas Rotronics, Inc.	Filed Herewith
3.149	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.150	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.151	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.152	Limited Liability Company Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.153	Restated Certificate of Incorporation of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.154	By-laws, as amended, of Young & Franklin Inc.	Filed Herewith
3.155	Certificate of Formation, filed May 30, 2013, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.156	Amended and Restated Bylaws of Kirkhill Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.157	Certificate of Incorporation, filed February 21, 2018, of KH Acquisition I Co. (now known as Kirkhill Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.158	Certificate of Incorporation of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.159	Articles of Association of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.160	Amended and Restated Certificate of Incorporation of Extant Components Group Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.161	Bylaws of Extant Components Group Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.162	Certificate of Incorporation of Extant Components Group Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.163	Bylaws of Extant Components Group Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.164	Articles of Organization of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.165	Amended and Restated Limited Liability Company Agreement of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.166	Articles of Organization of Symetrics Technology Group, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.167	Amended and Restated Limited Liability Company Agreement of Symetrics Technology Group, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.168	Certificate of Incorporation of TEAC Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.169	Bylaws of TEAC Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.170	Certificate of Incorporation of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.171	Bylaws of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.172	Articles of Incorporation, filed January 2, 1992, of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.173	Amended and Restated Bylaws of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
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
4.13
Eleventh Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
4.14
Twelfth Supplemental Indenture, dated as of March 30, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.15
Thirteenth Supplemental Indenture, dated as of May 8, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.16
Fourteenth Supplemental Indenture, dated as of May 22, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.17
Fifteenth Supplemental Indenture, dated as of July 31, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.18
Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.00% Senior Subordinated Notes due 2022.
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
4.22
Fourth Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.23
Fifth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.24
Sixth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.25
Seventh Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 10, 2017 (File No. 001-32833)
4.26
Eighth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
4.27
Ninth Supplemental Indenture, dated as of March 30, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.28
Tenth Supplemental Indenture, dated as of May 8, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.29
Eleventh Supplemental Indenture, dated as of May 22, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.30
Twelfth Supplemental Indenture, dated as of July 31, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.31
Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.32
First Supplemental Indenture, dated as of April 9, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 5, 2015 (File No. 001-32833)
4.33
Second Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
4.34
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
4.38
Seventh Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 10, 2017 (File No. 001-32833)
4.39
Eighth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
4.40
Ninth Supplemental Indenture, dated as of March 30, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.41
Tenth Supplemental Indenture, dated as of May 8, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.42
Eleventh Supplemental Indenture, dated as of May 22, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.43
Twelfth Supplemental Indenture, dated as of July 31, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.44
Indenture, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)
4.45
First Supplemental Indenture, dated as of June 12, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 5, 2015 (File No. 001-32833)
4.46
Second Supplemental Indenture, dated as of August 28, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2015 (File No. 001-32833)
4.47
Third Supplemental Indenture, dated as of April 1, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.48
Fourth Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.49
Fifth Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.50
Sixth Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 10, 2017 (File No. 001-32833)
4.51
Seventh Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.52
Eight Supplemental Indenture, dated as of March 30, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.53
Ninth Supplemental Indenture, dated as of May 8, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.54
Tenth Supplemental Indenture, dated as of May 22, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.55
Eleventh Supplemental Indenture, dated as of July 31, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.56
Indenture, dated as of June 9, 2016, among TransDigm Inc., as issuer, Transdigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 14, 2016 (File No. 001-32833)
4.57
First Supplemental Indenture, dated as of July 8, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.58
Second Supplemental Indenture, dated as of October 28, 2016, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 15, 2016 (File No. 001-32833)
4.59
Third Supplemental Indenture, dated as of March 31, 2017, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 10, 2017 (File No. 001-32833)
4.60
Fourth Supplemental Indenture, dated as of May 9, 2017, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
4.61
Fifth Supplemental Indenture, dated as of March 30, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
4.62
Sixth Supplemental Indenture, dated as of May 8, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.63
Seventh Supplemental Indenture, dated as of May 22, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.64
Eighth Supplemental Indenture, dated as of July 31, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.65
Indenture, dated as of May 8, 2018, among TransDigm UK Holdings plc, as issuer, Transdigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 14, 2018 (File No. 001-32833)
4.66
First Supplemental Indenture, dated as of May 22, 2018, among TransDigm UK Holdings plc, as issuer, Transdigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
4.67
Second Supplemental Indenture, dated as of July 31, 2018, among TransDigm UK Holdings plc, as issuer, TransDigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee
Filed Herewith
4.68	Form of TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2020	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 15, 2012 (File No. 001-32833)
4.69	Form of TransDigm Inc.’s 6.00% Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.70	Form of TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.71	Form of TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)
4.72	Form of TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 14, 2016 (File No. 001-32833)
4.73	Form of TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 14, 2018 (File No. 001-32833)
4.74	Form of Notation of Guarantee of TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2020	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 16, 2012 (File No. 001-32833)
4.75	Form of Notation of Guarantee of 6.00% Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.76	Form of Notation of Guarantee of 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 6, 2014 (File No. 001-32833)
4.77	Form of Notation of Guarantee of 6.50% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 19, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.78	Form of Notation of Guarantee of 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed June 14, 2016 (File No. 001-32833)
4.79	Form of Notation of Guarantee of TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 14, 2018 (File No. 001.32833)
4.80
Registration Rights Agreement, dated as of May 8, 2018, among TransDigm UK Holdings plc, TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC, as representatives of the initial purchasers
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 14, 2018 (File No. 001-32833)
10.1	Fourth Amended and Restated Employment Agreement, dated December 10, 2015, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed Decmber 10, 2015 (File No. 001-32833)
10.2	Fifth Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 30, 2018 (File No. 001-32833)
10.3	Employment Agreement, dated July 27, 2018, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed July 30, 2018 (File No. 001-32833)
10.4	Second Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 30, 2018 (File No. 001-32833)
10.5	Second Amended and Restated Employment Agreement, dated January 25, 2018, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed January 30, 2018 (File No. 001-32833)
10.6	Third Amended and Restated Employment Agreement, dated November 6, 2018, between TransDigm Group Incorporated and Robert Henderson*	Filed Herewith
10.7	Employment Agreement, dated October 23, 2013, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 29, 2013 (File No. 001-32833)
10.8	Employment Agreement, Dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TramsDigm Group Incorporated’s Form 8-K filed February 25, 2011 (File No. 001-32833)
10.9	Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and James Skulina*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)
10.10	Employment Agreement, dated April 27, 2015, between TransDigm Group Incorporated and Terrance Paradie	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2015
10.11	First Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 24, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.12	Form of Amendment to Employment Agreement between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 25, 2012 (File No. 001-32833)
10.13	Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Terrance Paradie, Bernt Iversen, James Skulina, and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 27, 2015 (File No. 001-32833)
10.14	Fourth Amendment to Employment Agreement, dated November 11, 2016, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 15, 2016 (File No. 001-32833)
10.15	Second Amendment to Employment Agreement, dated November 11, 2016, between TransDigm Group Incorporated and Terrance Paradie*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed November 15, 2016 (File No. 001-32833)
10.16	Second Amendment to Employment Agreement, dated July 30, 2018, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 3, 2018 (File No. 001-32833)
10.17	Separation Agreement, dated January 2, 2018, between TransDigm Group Incorporated and Terrance Paradie*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed May 4, 2018 (File No. 001-32833)
10.18	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)
10.19	Amendment No. 1 to TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 21, 2007 (File No. 001-32833)
10.20	Amendment No. 2 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 7, 2008 (File No. 001-32833)
10.21	Amendment No. 3 to TransDigm Group Incorporated Fourth Amended and Restated Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed April 28, 2009 (File No. 001-32833)
10.22	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
10.23	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc. and TransDigm Group Incorporated’s Form S-4 filed November 7, 2006 (File No. 333-137937)
10.24	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A filed June 6, 2008 (File No. 001-32833)
10.25	TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 6, 2014 (File No. 001-32833)
10.26	Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 10, 2016 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.27	Form of Option Agreements for options granted in fiscal 2014*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 14, 2014 (File No. 001-32833)
10.28	Form of Option Agreements for options granted in fiscal 2015*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed January 30, 2015 (File No. 001-32833)
10.29	Form of Option Agreements for options granted in fiscal 2016*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 10, 2016 (File No. 001-32833)
10.30	Form of Stock Option Agreement for options awarded in fiscal 2017*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed February 8, 2017 (File No. 001-32833)
10.31	Form of Stock Option Agreement for options awarded in fiscal 2018*	Filed Herewith
10.32	Fourth Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 2, 2013 (File No. 001-32833)
10.33	Third Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed August 2, 2013 (File No. 001-32833)
10.34	TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed October 28, 2014 (File No. 001-32833)
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
10.42
Amendment No.4 to the Second Amended and Restated Credit Agreement, dated as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed December 6, 2017 (File No. 001-32833)
10.43
Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed February 22, 2018 (File No. 001-32833)
10.44
Amendment No. 5, Incremental Assumption Agreement and Refinancing Facility Agreement, dated as of May 30, 2018, relating to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K filed May 31, 2018 (File No. 001-32833)
10.45
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
10.51
Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic's Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K filed November 13, 2017 (File No. 001-32833)
10.52
Tenth Amendment to the Receivables Purchase Agreement dated as of July 31, 2018, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic's Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q filed August 8, 2018 (File No. 001-32833)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2018.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Michael Lisman
Name:	Michael Lisman
Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2018
Kevin Stein
/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	November 9, 2018
Michael Lisman
/s/ James Skulina	Senior Vice President of Finance (Principal Accounting Officer)	November 9, 2018
James Skulina
/s/ W. Nicholas Howley	Executive Chairman	November 9, 2018
W. Nicholas Howley
/s/ David Barr	Director	November 9, 2018
David Barr
/s/ William Dries	Director	November 9, 2018
William Dries
/s/ Mervin Dunn	Director	November 9, 2018
Mervin Dunn
/s/ Michael Graff	Director	November 9, 2018
Michael Graff
/s/ Sean P. Hennessy	Director	November 9, 2018
Sean P. Hennessy
/s/ Raymond F. Laubenthal	Director	November 9, 2018
Raymond F. Laubenthal
/s/ Gary E. McCullough	Director	November 9, 2018
Gary E. McCullough
/s/ Douglas Peacock	Director	November 9, 2018
Douglas Peacock
/s/ Michele Santana	Director	November 9, 2018
Michele Santana
/s/ Robert J. Small	Director	November 9, 2018
Robert J. Small
/s/ John Staer	Director	November 9, 2018
John Staer

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2018
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TransDigm Group

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated (“the Company”) as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 9, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.

Cleveland, Ohio
November 9, 2018

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2018 AND 2017
(Amounts in thousands, except share amounts)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,073,017	$650,561
Trade accounts receivable—Net	704,310	636,127
Inventories—Net	805,292	730,681
Assets held-for-sale	—	77,500
Prepaid expenses and other	74,668	38,683
Total current assets	3,657,287	2,133,552
PROPERTY, PLANT AND EQUIPMENT—Net	388,333	324,924
GOODWILL	6,223,290	5,745,338
OTHER INTANGIBLE ASSETS—Net	1,788,404	1,717,862
DERIVATIVE ASSETS	97,286	15,809
OTHER	42,867	38,176
TOTAL ASSETS	$12,197,467	$9,975,661
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$75,817	$69,454
Short-term borrowings—trade receivable securitization facility	299,519	299,587
Accounts payable	173,603	148,761
Accrued liabilities	351,443	335,888
Liabilities held-for-sale	—	17,304
Total current liabilities	900,382	870,994
LONG-TERM DEBT	12,501,946	11,393,620
DEFERRED INCOME TAXES	399,496	500,949
OTHER NON-CURRENT LIABILITIES	204,114	161,302
Total liabilities	14,005,938	12,926,865
STOCKHOLDERS’ DEFICIT:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 56,895,686 and 56,093,659 shares at September 30, 2018 and 2017, respectively	569	561
Additional paid-in capital	1,208,742	1,095,319
Accumulated deficit	(2,246,578)	(3,187,220)
Accumulated other comprehensive income (loss)	4,100	(85,143)
Treasury stock, at cost; 4,161,326 and 4,159,207 shares at September 30, 2018 and 2017, respectively	(775,304)	(774,721)
Total stockholders’ deficit	(1,808,471)	(2,951,204)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,197,467	$9,975,661
See Notes to Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2018	2017	2016
NET SALES	$3,811,126	$3,504,286	$3,171,411
COST OF SALES	1,633,616	1,519,659	1,443,348
GROSS PROFIT	2,177,510	1,984,627	1,728,063
SELLING AND ADMINISTRATIVE EXPENSES	450,095	415,575	382,858
AMORTIZATION OF INTANGIBLE ASSETS	72,454	89,226	77,445
INCOME FROM OPERATIONS	1,654,961	1,479,826	1,267,760
INTEREST EXPENSE—Net	663,008	602,589	483,850
REFINANCING COSTS	6,396	39,807	15,794
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	985,557	837,430	768,116
INCOME TAX PROVISION	24,021	208,889	181,702
INCOME FROM CONTINUING OPERATIONS	961,536	628,541	586,414
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(4,474)	(31,654)	—
NET INCOME	957,062	596,887	586,414
NET INCOME APPLICABLE TO COMMON STOCK	$900,914	$437,630	$583,414
Net earnings per share:
Net earnings per share from continuing operations—basic and diluted	$16.28	$8.45	$10.39
Net loss per share from discontinued operations—basic and diluted	(0.08)	(0.57)	—
Net earnings per share	$16.20	$7.88	$10.39
Cash dividends paid per common share	$—	$46.00	$—
Weighted-average shares outstanding:
Basic and diluted	55,597	55,530	56,157
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Fiscal Years Ended September 30,
	2018	2017	2016
Net income	$957,062	$596,887	$586,414
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,253)	22,241	(31,846)
Interest rate swap and cap agreements	93,860	34,471	(9,648)
Pension liability adjustments	5,636	7,932	(12,284)
Other comprehensive income (loss), net of tax	89,243	64,644	(53,778)
TOTAL COMPREHENSIVE INCOME	$1,046,305	$661,531	$532,636
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Common Stock				Number of Shares	Value	Total
BALANCE—September 30, 2015	55,100,094	$551	$950,324	$(1,717,232)	$(96,009)	(1,415,100)	$(175,940)	$(1,038,306)
Accrued unvested dividend equivalent payments and other	—	—	—	(16,145)	—	—	—	(16,145)
Compensation expense recognized for employee stock options and restricted stock	—	—	48,306	—	—	—	—	48,306
Exercise of employee stock options and restricted stock activity, net	666,709	7	30,112	—	—	(2,548)	(575)	29,544
Treasury stock purchased	—	—	—	—	—	(1,015,387)	(207,755)	(207,755)
Common stock issued	964	—	230	—	—	—	—	230
Net income	—	—	—	586,414	—	—	—	586,414
Interest rate swaps and caps, net of tax	—	—	—	—	(9,648)	—	—	(9,648)
Foreign currency translation adjustments	—	—	—	—	(31,846)	—	—	(31,846)
Pension liability adjustments, net of tax	—	—	—	—	(12,284)	—	—	(12,284)
BALANCE—September 30, 2016	55,767,767	558	1,028,972	(1,146,963)	(149,787)	(2,433,035)	(384,270)	(651,490)
Dividends paid	—	—	—	(2,422,295)	—	—	—	(2,422,295)
Accrued unvested dividend equivalent payments and other	—	—	—	(214,849)	—	—	—	(214,849)
Compensation expense recognized for employee stock options and restricted stock	—	—	44,931	—	—	—	—	44,931
Exercise of employee stock options and restricted stock activity, net	324,908	3	21,177	—	—	(2,548)	(630)	20,550
Treasury stock purchased	—	—	—	—	—	(1,723,624)	(389,821)	(389,821)
Common stock issued	984	—	239	—	—	—	—	239
Net income	—	—	—	596,887	—	—	—	596,887
Interest rate swaps and caps, net of tax	—	—	—	—	34,471	—	—	34,471
Foreign currency translation adjustments	—	—	—	—	22,241	—	—	22,241
Pension liability adjustments, net of tax	—	—	—	—	7,932	—	—	7,932
BALANCE—September 30, 2017	56,093,659	561	1,095,319	(3,187,220)	(85,143)	(4,159,207)	(774,721)	(2,951,204)
Accrued unvested dividend equivalent payments and other	—	—	—	(16,420)	—	—	—	(16,420)
Compensation expense recognized for employee stock options and restricted stock	—	—	55,481	—	—	—	—	55,481
Exercise of employee stock options, restricted stock activity and other, net	800,955	8	57,583	—	—	(2,119)	(583)	57,008
Common stock issued	1,072	—	359	—	—	—	—	359
Net income	—	—	—	957,062	—	—	—	957,062
Interest rate swaps and caps, net of tax	—	—	—	—	93,860	—	—	93,860
Foreign currency translation adjustments	—	—	—	—	(10,253)	—	—	(10,253)
Pension liability adjustments, net of tax	—	—	—	—	5,636	—	—	5,636
BALANCE—September 30, 2018	56,895,686	$569	$1,208,742	$(2,246,578)	$4,100	(4,161,326)	$(775,304)	$(1,808,471)
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Years Ended September 30,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$957,062	$596,887	$586,414
Net loss from discontinued operations	4,474	31,654	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,397	50,937	43,455
Amortization of intangible assets	73,447	90,088	78,215
Amortization of debt issuance costs, original issue discount and premium	22,128	21,106	16,211
Refinancing costs	6,396	39,807	15,794
Non-cash equity compensation	58,481	45,524	48,306
Deferred income taxes	(151,640)	(918)	5,808
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(43,811)	(54,669)	(80,114)
Inventories	(10,808)	5,127	(2,073)
Income taxes receivable/payable	36,161	18,219	(12,299)
Other assets	(4,813)	(10,564)	(4,919)
Accounts payable	18,075	(10,354)	(6,657)
Accrued interest	14,368	(958)	17,933
Accrued and other liabilities	(13,744)	(33,153)	(22,776)
Net cash provided by operating activities	1,022,173	788,733	683,298
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	(73,341)	(71,013)	(43,982)
Payments made in connection with acquisitions	(667,619)	(136,295)	(1,399,064)
Proceeds (payments made) in connection with the sale (purchase) of discontinued operations	57,383	(79,695)	—
Net cash used in investing activities	(683,577)	(287,003)	(1,443,046)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	57,583	21,177	30,112
Dividends paid	(56,148)	(2,581,552)	(3,000)
Treasury stock purchased	—	(389,821)	(207,755)
Proceeds from term loans, net	12,779,694	2,937,773	1,711,515
Repayment on term loans	(12,174,305)	(1,284,698)	(834,409)
Proceeds from senior subordinated notes, net	489,608	300,386	939,584
Cash tender and redemption of senior subordinated notes due 2021, including premium	—	(528,847)	—
Proceeds from trade receivable securitization facility, net	—	99,471	—
Financing fees and other	(10,832)	(17,571)	(3,580)
Net cash provided by (used in) financing activities	1,085,600	(1,443,682)	1,632,467
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,740)	5,519	242
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,422,456	(936,433)	872,961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	650,561	1,586,994	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,073,017	$650,561	$1,586,994
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$634,980	$587,718	$448,608
Cash paid during the period for income taxes	$129,246	$185,295	$183,291
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    DESCRIPTION OF THE BUSINESS
Description of the Business—TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly every commercial and military aircraft in service today. TransDigm Inc., along with TransDigm Inc.’s wholly-owned and majority-owned subsidiaries for which it has a controlling interest (collectively, with TD Group, the “Company” or “TransDigm”), offers a broad range of proprietary aerospace components. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc. TD Group’s common stock is listed on the New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”
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
2.    ACQUISITIONS AND DIVESTITURES
During the last three fiscal years, the Company completed the acquisitions of Skandia, Extant, Kirkhill, three separate aerospace product lines (collectively, the “Third Quarter 2017 Acquisitions”), Y&F/Tactair, DDC and Breeze-Eastern. The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. As of September 30, 2018, the one-year measurement period is open for Skandia, Extant, and Kirkhill; therefore, the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of their respective one-year measurement periods. The Company is in the process of obtaining a third-party valuation of certain intangible assets and tangible assets and liabilities of Skandia, Extant and Kirkhill. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable fiscal year ended September 30, 2018 or 2017, are not material and, accordingly, are not provided.
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
Skandia – On July 13, 2018, the Company acquired all of the outstanding stock of Skandia Inc. ("Skandia") for a total purchase price of approximately $84.3 million, which is net of a $0.2 million working capital settlement paid in the fourth quarter of fiscal 2018. Skandia provides highly engineered seating foam, foam fabrication, flammability testing and acoustic solutions for the business jet market. Skandia is included as a product line within an existing reporting unit in TransDigm's Airframe segment. The Company expects that no goodwill recognized for the acquisition will be deductible for tax purposes.
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
Prior to the Company's acquisition of Extant, Extant was owned by an equity fund sponsored by Warburg Pincus LLC. Michael Graff, a director of TransDigm, is a managing director of Warburg Pincus LLC and was chairman of the board of Extant. Robert Henderson, Vice Chairman of TransDigm, was also on the board of Extant and owned less than 2% of Extant on a fully diluted basis. In addition, Mr. Graff, W. Nicholas Howley, TransDigm's Executive Chairman, and Messrs. Douglas Peacock and David Barr, directors of TransDigm, each had minority interests of less than 1% in the Warburg Pincus LLC fund that owned Extant.

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

Assets acquired:
Current assets, excluding cash acquired	$56,122
Property, plant, and equipment	4,096
Intangible assets	105,000
Goodwill	402,412
Total assets acquired	567,630
Liabilities assumed:
Current liabilities	9,876
Other noncurrent liabilities	25,264
Total liabilities assumed	35,140
Net assets acquired	$532,490
The Company expects that approximately $44 million of goodwill recognized for the acquisition will be deductible for tax purposes over 15 years and approximately $358 million of goodwill recognized for the acquisition will not be deductible for tax purposes.
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
The Kirkhill acquisition includes loss contract reserves recorded at a fair value of approximately $39.2 million at September 30, 2018. Of the $39.2 million in loss contract reserves, $9.0 million is included accrued liabilities and $30.2 million is included in other non-current liabilities in the consolidated balance sheet at September 30, 2018. The Company is committed under certain existing Kirkhill agreements to supply products to our customers at selling prices that are not sufficient to cover the costs to produce such product. These agreements were existing at the time of the acquisition. The value of this reserve is analyzed and adjusted at each reporting period.
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
Schroth – On February 22, 2017, the Company acquired all of the outstanding stock of Schroth Safety Products GmbH and certain aviation and defense assets and liabilities from subsidiaries of Takata Corporation (collectively, "Schroth"), for a total purchase price of approximately $89.7 million, of which consisted primarily of $79.7 million paid in cash during fiscal 2017 and an approximately $9.0 million indemnity holdback, of which $8.5 million was paid in April 2018 and $0.5 million remains a reserve as of September 30, 2018.
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

Y&F/Tactair – On September 23, 2016, the Company acquired all of the outstanding stock of Young & Franklin, Inc., the parent company of Tactair Fluid Controls, Inc., for approximately $258.8 million in cash, which includes a working capital settlement of $2.7 million paid in the first quarter of 2017. Y&F/Tactair manufactures proprietary, highly engineered valves and actuators. Y&F/Tactair is included in TransDigm’s Power & Control segment. The purchase price includes approximately $74.5 million of tax benefits being realized by the Company over a 15-year period that began in the first quarter of fiscal 2017. Approximately $124 million of goodwill recognized for the acquisition is deductible for tax purposes over 15 years and approximately $8 million of goodwill recognized for the acquisition is not deductible for tax purposes.
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
Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the years ended September 30, 2018, 2017 and 2016 was approximately $73.8 million, $73.8 million, and $58.6 million, respectively.
Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Allowance for Uncollectible Accounts—The Company reserves for amounts determined to be uncollectible based on specific identification of losses and estimated losses based on historical experience. The allowance also incorporates a provision for the estimated impact of disputes with customers. The determination of the amount of the allowance for uncollectible accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate or improve, the allowance for uncollectible accounts could increase or decrease.
Inventories—Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.
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
Financial Instruments—Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under GAAP.
For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in the consolidated statements of income.
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
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which created a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. The Company will adopt the standard beginning October 1, 2018 using the modified retrospective method.
We have established our accounting policy, provided training to the Company’s reporting units and completed our evaluation of the new standard, including the impact on our business processes, systems and controls, and differences in the timing and/or method of revenue recognition for our contracts. As a result of the evaluation, the Company identified changes to and modified certain of our accounting policies and practices. The Company also designed and implemented specific controls over the evaluation of the impact of the new standard, including the calculation of the cumulative effect of adopting the new standard. We determined that the revenue recognition for our products and services will remain largely unchanged; and therefore, the adoption of ASC 606 will not have a material impact on our consolidated financial statements. We will provide expanded disclosures as required under ASC 606 in the consolidated financial statements upon adoption.
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
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (ASC 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our consolidated financial statements. Refer to Note 13, "Income Taxes," for further information.

5.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Years Ended September 30,
	2018	2017	2016
Numerator for earnings per share:
Net income from continuing operations	$961,536	$628,541	$586,414
Less dividends paid on participating securities	(56,148)	(159,257)	(3,000)
	$905,388	$469,284	$583,414
Net loss from discontinued operations	(4,474)	(31,654)	—
Net income applicable to common stock—basic and diluted	$900,914	$437,630	$583,414
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,345	52,517	53,326
Vested options deemed participating securities	3,252	3,013	2,831
Total shares for basic and diluted earnings per share	55,597	55,530	56,157

Net earnings per share from continuing operations—basic and diluted	$16.28	$8.45	$10.39
Net loss per share from discontinued operations—basic and diluted	(0.08)	(0.57)	—
Net earnings per share	$16.20	$7.88	$10.39
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
In 2018, 2017 and 2016, two customers individually accounted for more than 10% of the Company’s net sales. One customer accounted for approximately 11%, 13% and 13% of the Company’s net sales for fiscal years ended 2018, 2017 and 2016, respectively. The other customer accounted for approximately 10%, 11% and 12% of the Company’s net sales for fiscal years ended 2018, 2017 and 2016, respectively. Sales to these customers were split approximately evenly between the Power & Control and Airframe segments. Sales to foreign customers, primarily in Western Europe, Canada and Asia, were $1,355.1 million, $1,318.9 million and $1,169.5 million during fiscal years ended 2018, 2017 and 2016.
Trade Accounts Receivable—Trade accounts receivable consist of the following at September 30 (in thousands):

	2018	2017
Trade accounts receivable—gross	$708,984	$639,946
Allowance for uncollectible accounts	(4,674)	(3,819)
Trade accounts receivable—net	$704,310	$636,127
At September 30, 2018, approximately 22% of the Company’s trade accounts receivable was due from two customers. One customer accounted for approximately 12% percent of the Company’s trade accounts receivable and the other customer accounted for approximately 10% of the Company’s trade accounts receivable. In addition, approximately 37% of the Company’s trade accounts receivable was due from entities that principally operate outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.

7.    INVENTORIES
Inventories consist of the following at September 30 (in thousands):

	2018	2017
Raw materials and purchased component parts	$540,290	$496,899
Work-in-progress	237,335	187,009
Finished Goods	127,018	131,548
Total	904,643	815,456
Reserve for excess and obsolete inventory	(99,351)	(84,775)
Inventories—net	$805,292	$730,681
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at September 30 (in thousands):

	2018	2017
Land and improvements	$77,455	$56,554
Buildings and improvements	171,269	161,990
Machinery, equipment and other	448,014	376,659
Construction in progress	31,237	22,037
Total	727,975	617,240
Accumulated depreciation	(339,642)	(292,316)
Property, plant and equipment—net	$388,333	$324,924
9.    INTANGIBLE ASSETS
Other intangible assets - net in the consolidated balance sheets consist of the following at September 30 (in thousands):

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$799,749	$—	$799,749	$729,931	$—	$729,931
Technology	1,347,314	416,579	930,735	1,292,719	351,638	941,081
Order backlog	12,200	5,409	6,791	29,000	26,668	2,332
Other	73,434	22,305	51,129	63,599	19,081	44,518
Total	$2,232,697	$444,293	$1,788,404	$2,115,249	$397,387	$1,717,862
Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):
Annual Amortization Expense:

Years ended September 30,
2018	$72,454
2017	89,226
2016	77,445
Estimated Amortization Expense:

Years ending September 30,
2019	$75,640
2020	70,307
2021	70,307
2022	70,307
2023	70,307

Intangible assets acquired during the fiscal year ended September 30, 2018 were as follows (in thousands):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$475,861
Trademarks and trade names	70,400
	546,261
Intangible assets subject to amortization:
Technology	58,400	20 years
Order backlog	9,500	1 year
Other	10,160	20 years
	78,060	17.7 years
Total	$624,321
The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2017 and 2018 were as follows (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2016	$3,209,584	$2,376,593	$93,275	$5,679,452
Goodwill acquired during the year (Note 2)	70,369	58,783	—	129,152
Write-down of discontinued operations (Note 22)	—	(32,000)	—	(32,000)
Reclass of goodwill acquired to assets held-for-sale (Note 22)	—	(26,783)	—	(26,783)
Purchase price allocation adjustments	(9,972)	—	—	(9,972)
Currency translation adjustment	—	5,489	—	5,489
Balance at September 30, 2017	3,269,981	2,382,082	93,275	5,745,338
Goodwill acquired during the year (Note 2)	402,540	73,321	—	475,861
Purchase price allocation adjustments	5,354	—	—	5,354
Currency translation adjustment	—	(3,258)	—	(3,258)
Other	(192)	187	—	(5)
Balance at September 30, 2018	$3,677,683	$2,452,332	$93,275	$6,223,290
10.    ACCRUED LIABILITIES
Accrued liabilities consist of the following at September 30 (in thousands):

	2018	2017
Compensation and related benefits	$81,035	$68,945
Interest	96,590	82,222
Interest rate swap agreements	528	20,740
Product warranties	21,056	22,971
Dividend equivalent payments—current (see Note 17)	24,200	56,506
Environmental and other litigation reserves	31,079	4,121
Other	96,955	80,383
Total	$351,443	$335,888

11.    DEBT
The Company’s debt consists of the following at September 30 (in thousands):

	2018
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(481)	$—	$299,519
Term loans	$7,599,932	$(69,697)	$(21,030)	$7,509,205
5.50% senior subordinated notes due 2020 (2020 Notes)	550,000	(2,187)	—	547,813
6.00% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(5,501)	—	1,144,499
6.50% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(6,866)	—	1,193,134
6.50% senior subordinated notes due 2025 (2025 Notes)	750,000	(3,505)	3,636	750,131
6.375% senior subordinated notes due 2026 (6.375% 2026 Notes)	950,000	(7,798)	—	942,202
6.875% senior subordinated notes due 2026 (6.875% 2026 Notes)	500,000	(5,616)	(3,605)	490,779
	12,699,932	(101,170)	(20,999)	12,577,763
Less current portion	76,427	(610)	—	75,817
Long-term debt	$12,623,505	$(100,560)	$(20,999)	$12,501,946

	2017
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(413)	$—	$299,587
Term loans	$6,973,009	$(64,104)	$(18,948)	$6,889,957
2020 Notes	550,000	(3,243)	—	546,757
2022 Notes	1,150,000	(6,941)	—	1,143,059
2024 Notes	1,200,000	(8,042)	—	1,191,958
2025 Notes	750,000	(4,033)	4,182	750,149
6.375% 2026 Notes	950,000	(8,806)	—	941,194
	11,573,009	(95,169)	(14,766)	11,463,074
Less current portion	70,031	(577)	—	69,454
Long-term debt	$11,502,978	$(94,592)	$(14,766)	$11,393,620
Trade Receivable Securitization Facility
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In August 2018, the Company amended the Securitization Facility to increase the borrowing capacity to $350 million and extend the maturity date to July 31, 2019. As of September 30, 2018, the Company has borrowed $300 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Amendment No. 4 to the Second Amended and Restated Credit Agreement
On November 30, 2017, the Company entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement. Pursuant to Amendment No. 4, TransDigm, among other things, incurred new tranche E term loans and new Tranche F term loans in aggregate principal amounts equal to $1,503 million and $2,857 million, respectively, and repaid in full all of the existing tranche E term loans and Tranche F term loans outstanding under the Second Amended and Restated Credit Agreement immediately prior to the refinancing facility agreement. Additionally, pursuant to Amendment No. 4, TransDigm converted approximately $798 million of existing tranche D term loans into additional tranche F term loans. The refinancing facility agreement also decreased the margin applicable to the existing tranche E term loans and tranche F term loans to LIBO rate plus 2.75% per annum. The terms and conditions (other than maturity date and pricing) that apply to the tranche E and tranche F term loans are substantially the same as the terms and conditions that apply to the tranche D term loans immediately prior to Amendment No. 4.
In addition to the incremental discount of $1.0 million recorded for the tranche F term loans, the Company capitalized $2.9 million and expensed $0.7 million of refinancing costs representing debt issuance costs associated with Amendment No. 4 during the fiscal year ended September 30, 2018. The Company also wrote off $0.5 million in unamortized debt issuance costs related to the tranche D term loans that were converted to tranche F term loans and wrote off $0.2 million in unamortized debt issuance costs related to the tranche F terms loans.
Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement
On February 22, 2018, the Company entered into a refinancing facility agreement. TransDigm, among other things, incurred new tranche G term loans in an aggregate principal amount equal to $1,810 million and repaid in full all of the existing tranche G term loans outstanding under the Second and Amended Restated Credit Agreement immediately prior to the refinancing facility agreement. The refinancing facility agreement also decreased the margin applicable to the tranche G term loans to LIBO rate plus 2.5% per annum. The terms and conditions that apply to the tranche G term loans other than pricing are substantially the same as the terms and conditions that apply to the tranche G term loans immediately prior to the refinancing facility agreement.
The Company capitalized $0.5 million and expensed $0.3 million of refinancing costs representing debt issuance costs associated with the refinancing facility agreement during the fiscal year ended September 30, 2018. Additionally, the Company wrote off $0.2 million in unamortized debt issuance costs related to the tranche G terms loans.
Issuance of Senior Subordinated Notes
On May 8, 2018, TransDigm UK Holdings plc, a wholly-owned, indirect subsidiary of TD Group, issued $500 million in aggregate principal amount of new 6.875% 2026 Notes at an issue price of 99.24% of the principal amount. The 2026 Notes bear interest at the rate of 6.875% per annum, which accrues from May 8, 2018 and is payable semiannually in arrears on May 15 and November 15 of each year, commencing on November 15, 2018. The 2026 Notes mature on May 15, 2026, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indentures governing the 6.875% 2026 Notes.
In addition to the discount of $3.8 million recorded upon the issuance of the 6.875% 2026 Notes, the Company capitalized $5.9 million and expensed $0.7 million in refinancing costs representing fees associated with the issuance of the 6.875% 2026 Notes during the fiscal year ended September 30, 2018.
Amendment No. 5 to the Second Amended and Restated Credit Agreement
On May 30, 2018, the Company entered into Amendment No. 5 to the Second Amended and Restated Credit Agreement. The Company capitalized $7.2 million and expensed $0.2 million of refinancing costs representing fees associated with the execution of Amendment No. 5 during the fiscal year ended September 30, 2018.
Pursuant to Amendment No. 5, the Company, among other things, incurred new tranche E term loans in an aggregate principal amount equal to $1,322 million, and repaid in full all of the existing tranche E term loans outstanding under the Second Amended and Restated Credit Agreement immediately prior to Amendment No. 5. The Company also incurred incremental tranche E term loans in an aggregate principal amount equal to $933 million. The new tranche E term loans and incremental tranche E term loans mature on May 30, 2025. Amendment No. 5 also decreased the margin applicable to the new tranche E term loans to LIBO rate plus 2.5% per annum. The terms and conditions that apply to the tranche E term loans, other than the maturity date and margin, are substantially the same as the terms and conditions that apply to the tranche E term loans immediately prior to Amendment No. 5. In addition to the discount of $4.7 million recorded for the tranche E term loans, the Company capitalized $7.0 million and expensed $2.7 million of refinancing costs representing debt issuance costs associated with tranche E term loans during the fiscal year ended September 30, 2018. The Company also wrote off $0.3 million in unamortized debt issuance costs related to the tranche E terms loans.
Additionally, pursuant to Amendment No. 5, the Company incurred new tranche F term loans in an aggregate principal amount equal to $3,578 million, and repaid in full all of the existing tranche F term loans outstanding under the Second Amended and Restated Credit Agreement immediately prior to Amendment No. 5. Amendment No. 5 also decreased the margin applicable to the tranche F term loans to LIBO rate plus 2.5% per annum. The Company capitalized $2.0 million of refinancing costs representing debt issuance costs associated with the tranche F term loans during the fiscal year ended September 30, 2018. Additionally, the Company wrote off $0.3 million in unamortized debt issuance costs related to the tranche F term loans.
Finally, under the terms of Amendment No. 5, the maturity date of our $600 million revolving credit facility was extended to December 28, 2022. The terms and conditions that apply to the revolving credit facility, other than the maturity date, are substantially the same as the terms and conditions that applied to the revolving credit facility immediately prior to Amendment No. 5. At September 30, 2018, the Company had $17.5 million in letters of credit outstanding and $582.5 million of borrowings available under the revolving commitments. During the fiscal year ended September 30, 2018, the Company capitalized $0.4 million and expensed $0.3 million representing debt issuance costs expensed in conjunction with the refinancing of the revolving credit facility.
Term Loans
As of September 30, 2018 and 2017, TransDigm had $7,599.9 million and $6,973.0 million in fully drawn term loans and $600 million in revolving commitments. The term loans consist of three tranches as of September 30, 2018 and four tranches as of September 30, 2017 as follows (in millions):

Term Loan Facility	Maturity Date	Interest Rate	Aggregate Principal as of September 30,
			2018	2017
Tranche D	Not applicable	Not applicable	$—	$798.1
Tranche E	May 30, 2025	LIBO rate + 2.50%	$2,243.7	$1,503.4
Tranche F	June 9, 2023	LIBO rate + 2.50%	$3,559.9	$2,857.0
Tranche G	August 22, 2024	LIBO rate + 2.50%	$1,796.3	$1,814.5
The interest rates per annum applicable to all of the existing tranches of term loans are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is not subject to a floor. At September 30, 2018 and 2017, the applicable interest rates were as follows:

Term Loan Facility	Interest Rate as of September 30,
	2018	2017
Tranche D	—%	4.24%
Tranche E	4.58%	4.24%
Tranche F	4.58%	4.24%
Tranche G	4.58%	4.26%
Debt Issuance Costs, Premiums and Discounts
During the fiscal year ended September 30, 2018, the Company recorded refinancing costs of $6.4 million representing the refinancing of tranche D, E, F & G term loans, and issuance of the $500 million 6.875% Senior Subordinated Notes. During the fiscal year ended September 30, 2017, the Company recorded refinancing costs of $39.8 million representing debt issuance costs and premium expensed in conjunction with the new tranche G term loans, the refinancing of the tranche C term loans, and additional $300 million tack-on to the 6.375% Notes. During the fiscal year ended September 30, 2016, the Company recorded refinancing costs of $15.8 million representing debt issuance costs expensed in conjunction with the refinancing of the tranche C term loans.
Interest Rate Swap and Cap Agreements
See Note 20, “Derivatives and Hedging Activities,” for information about how our interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facilities.
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
At September 30, 2018, future maturities of long-term debt are as follows (in thousands):

Fiscal years ended September 30,
2019	$76,427
2020	76,427
2021	626,427
2022	1,226,427
2023	3,457,393
Thereafter	7,236,831
$12,699,932
12.    RETIREMENT PLANS
Defined Contribution Plans—The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s non-union employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the fiscal years ended September 30, 2018, 2017 and 2016 was approximately $14.9 million, $14.6 million and $12.7 million, respectively.
Defined Benefit Pension Plans—The Company maintains certain non-contributory defined benefit pension plans. The Company’s funding policy is to contribute actuarially determined amounts allowable under tax and statutory regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans.
The Company maintains certain qualified, non-contributory defined benefit pension plans, which together cover certain union employees. The plans provide benefits of stated amounts for each year of service. The plan assets as of September 30, 2018 and 2017 were approximately $68.5 million and $69.9 million, respectively. The Company’s projected benefit obligation for these defined benefit pension plans at September 30, 2018 and 2017 was $84.1 million and $91.7 million, respectively. The total liability recognized at September 30, 2018 and 2017 was $15.6 million and $21.8 million, respectively. The decrease in the total liability at September 30, 2018 compared to September 30, 2017 is primarily attributable to the change in pension assumptions, particularly a higher discount rate, for the AmSafe Bridport Limited pension plan.
The net periodic pension cost recognized in the consolidated statements of income for the fiscal years ended September 30, 2018, 2017, and 2016 was $1.0 million, $1.7 million, and $1.0 million, respectively.
The Company has a non-qualified, non-contributory defined benefit pension plan, which covers certain retired employees. The plan is unfunded and provides defined benefits based on the final average salary of the employees as defined in the plan. The projected benefit obligation for this defined benefit pension plan and the total liability recognized in the Consolidated Balance Sheet at September 30, 2018 and 2017 was approximately $8.1 million and $8.8 million, respectively. The net periodic pension cost recognized in the consolidated statements of income for each of the fiscal years ended September 30, 2018, 2017 and 2016 was $0.4 million.

13.    INCOME TAXES
The Company’s income from continuing operations before income taxes includes the following components for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2018	2017	2016
United States	$826,539	$698,201	$641,395
Foreign	159,018	139,229	126,721
	$985,557	$837,430	$768,116
The Company’s income tax provision on income from continuing operations consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2018	2017	2016
Current
Federal	$136,651	$179,884	$153,957
State	11,771	8,596	9,234
Foreign	27,239	21,327	12,703
	175,661	209,807	175,894
Deferred	(151,640)	(918)	5,808
	$24,021	$208,889	$181,702
The differences between the income tax provision on income from continuing operations at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2018	2017	2016
Tax at statutory rate of 24.5% (35% for fiscal 2017 and 2016)	$241,853	$293,129	$268,841
Stock compensation	(50,796)	(50,314)	(43,565)
Domestic manufacturing deduction	(15,091)	(17,832)	(16,902)
US tax reform (1)	(146,380)	—	—
Foreign rate differential	(13,770)	(29,685)	(30,079)
Other—net	8,205	13,591	3,407
Income tax provision	$24,021	$208,889	$181,702

(1)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings from certain foreign subsidiaries that were previously deferred as well as other changes. We recorded provisional tax benefits of $176.4 million related to the remeasurement of our net U.S. deferred tax liabilities to reflect the reduction in the corporate tax rate. We also recorded a provisional tax expense of $30.0 million related to the one-time transition tax.

The components of the deferred taxes consist of the following at September 30 (in thousands):

	2018	2017
Deferred tax liabilities:
Intangible assets	$(469,939)	$(647,140)
Property, plant and equipment	(26,615)	(29,240)
Interest rate swaps and caps	(20,052)	15,961
Unremitted foreign earnings	(4,488)	(10,784)
Employee benefits	73,906	107,195
Net operating losses	46,487	33,462
Inventories	20,916	31,077
Environmental reserves	8,551	15,518
Product warranty reserves	4,471	7,419
Other	14,516	8,797
Total	(352,247)	(467,735)
Add: Valuation allowance	(47,249)	(33,214)
Total net deferred tax liabilities	$(399,496)	$(500,949)
At September 30, 2018, the Company has United Kingdom net operating loss carryforwards of approximately $23.0 million, German net operating loss carryforwards of approximately $10.1 million and state net operating loss carryforwards of approximately $1,011.0 million that expire in various years from 2018 to 2038. A valuation allowance has been established equal to the amount of the net operating losses that the Company believes will not be utilized. The Company had state tax credit carryforwards of $3.1 million that expire from 2029 to 2034.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, Japan, Malaysia, Mexico, Norway, Singapore, Sri Lanka, Sweden and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2014. The Company is currently under examination in the U.S. for its fiscal 2014 federal taxes. The Company expects the examinations to be completed during fiscal 2019. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.
The Act’s one-time repatriation tax liability effectively taxed the undistributed earnings previously deferred from U.S. income taxes. We have provided for foreign withholding taxes in jurisdictions in which we are not considered definitely reinvested, however, such amounts are not significant.
At September 30, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially result in changes to our current estimates. Any revisions to the impacts of the Act will be finalized by the first quarter of the fiscal year ending September 30, 2019.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017
Balance at beginning of period	$8,655	$8,706

Additions based on tax positions related to the prior year	4,637	1,643
Additions based on tax positions related to the current year	2,390	500
Reductions based on tax positions related to the prior year	(100)	(963)
Settlement with tax authorities	(66)	—
Lapse in statute of limitations	(1,436)	(1,231)
Balance at end of period	$14,080	$8,655
Unrecognized tax benefits at September 30, 2018 and 2017, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $14.1 million and 8.7 million, respectively. The Company classifies all income tax related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2018, 2017 and 2016.

As of September 30, 2018 and 2017, the Company accrued $1.9 million and $1.2 million, respectively, for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2019.
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
The Company’s consolidated balance sheets includes environmental remediation obligations at September 30, 2018 and 2017 of $39.1 million and $39.9 million, respectively.
15.    CAPITAL STOCK
TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2018 and 2017 was 56,895,686 and 56,093,659, respectively. The total number of shares held in treasury at September 30, 2018 and 2017 were 4,161,326 and 4,159,207, respectively. There were no shares of preferred stock outstanding at September 30, 2018 and 2017. The terms of the preferred stock have not been established.
On November 8, 2017, our Board of Directors, authorized a new stock repurchase program replacing the previous $600 million program and permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the fiscal year ended September 30, 2018.
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
Effective October 1, 2017, the Company made an organizational realignment of certain businesses comprising the Power & Control, Airframe and the Non-Aviation segments. Operating results for the years ended September 30, 2018, 2017 and 2016, and total assets as of September 30, 2018 and 2017 were reclassified to conform to the presentation for the fiscal year ended September 30, 2018.
The following table presents net sales by reportable segment (in thousands):

	Fiscal Years Ended September 30,
	2018	2017	2016
Net sales to external customers
Power & Control	$2,139,135	$1,927,244	$1,621,741
Airframe	1,530,942	1,442,073	1,447,894
Non-aviation	141,049	134,969	101,776
	$3,811,126	$3,504,286	$3,171,411

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Fiscal Years Ended September 30,
	2018	2017	2016
EBITDA As Defined
Power & Control	$1,114,464	$980,046	$787,418
Airframe	759,253	726,630	709,858
Non-aviation	44,310	42,475	28,228
Total segment EBITDA As Defined	1,918,027	1,749,151	1,525,504
Unallocated corporate expenses	41,469	38,588	30,308
Total Company EBITDA As Defined	1,876,558	1,710,563	1,495,196
Depreciation and amortization	129,844	141,025	121,670
Interest expense, net	663,008	602,589	483,850
Acquisition-related costs	28,450	31,191	57,699
Stock compensation expense	58,481	45,524	48,306
Refinancing costs	6,396	39,807	15,794
Other, net	4,822	12,997	(239)
Income from continuing operations before income taxes	$985,557	$837,430	$768,116
The following table presents capital expenditures and depreciation and amortization by segment (in thousands):

	Fiscal Years Ended September 30,
	2018	2017	2016
Capital expenditures
Power & Control	$38,762	$32,424	$25,120
Airframe	32,028	34,526	16,498
Non-aviation	2,156	3,981	2,169
Corporate	395	82	195
	$73,341	$71,013	$43,982
Depreciation and amortization
Power & Control	$67,721	$85,681	$65,488
Airframe	55,732	51,440	52,198
Non-aviation	5,276	2,745	2,860
Corporate	1,115	1,159	1,124
	$129,844	$141,025	$121,670
The following table presents total assets by segment (in thousands):

	September 30, 2018	September 30, 2017
Total assets
Power & Control	$5,698,524	$5,135,459
Airframe	4,091,011	3,923,172
Non-aviation	234,770	224,936
Corporate	2,173,162	614,594
Assets of discontinued operations	—	77,500
	$12,197,467	$9,975,661
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
17.    STOCK-BASED COMPENSATION
The Company’s stock compensation plans are designed to assist the Company in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders by closely aligning the interests of these individuals with those of the Company’s stockholders. The Company’s stock compensation plans provide for the granting of stock options and other stock-based incentives.
Non-cash stock compensation expense recognized by the Company during the fiscal years ended September 30, 2018, 2017 and 2016 was $58.5 million, $45.5 million and $48.3 million, respectively.
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2018, 2017 and 2016 was $81.04, $67.11 and $57.47, respectively.
Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2018, there was approximately $74.3 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 2.5 years.
The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2018	2017	2016
Risk-free interest rate	2.01% to 2.84%	1.56% to 2.01%	1.33% to 1.73%
Expected life of options	5.2 years	5.0 years	5.0 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	25%	25%	25%
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
The total fair value of options vested during fiscal years ended September 30, 2018, 2017 and 2016 was $44.4 million, $42.9 million and $36.6 million, respectively.
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
Performance Vested Stock Options—All of the options granted through September 30, 2018 under the 2014 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2018:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2017	862,059	$260.20
Granted	1,411,399	297.07
Exercised	(9,570)	255.07
Forfeited	(148,910)	274.43
Expired	(1,700)	269.42
Outstanding at September 30, 2018	2,113,278	$283.84	8.8 years	$186,943,914
Expected to vest	1,064,431	$283.53	8.8 years	$94,486,726
Exercisable at September 30, 2018	355,333	$275.41	8.5 years	$34,428,384
At September 30, 2018, there were 2,876,222 remaining shares available for award under TD Group’s 2014 stock option plan.

2006 Stock Incentive Plan
In conjunction with the consummation of the Company’s initial public offering, a 2006 stock incentive plan was adopted by TD Group. In July 2008 and March 2011, the plan was amended to increase the number of shares available for issuance thereunder. TD Group reserved 8,119,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. Awards under the plan were in the form of options, restricted stock or other stock-based awards. Options granted under the plan expire no later than the tenth anniversary of the applicable date of grant of the options, and have an exercise price of not less than the fair market value of our common stock on the date of grant. Restricted stock granted under the plan vested over three years.
Restricted Stock—The Company granted 17,700 restricted stock units with a weighted-average grant date fair value of $189.97 during the fiscal year ended September 30, 2015. During the fiscal year ended September 30, 2018, 4,333 restricted stock units vested and 1,567 restricted stock units forfeited. No restricted stock units were outstanding at September 30, 2018.
Performance Vested Stock Options—All of the options granted under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2018:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2017	4,786,114	$135.95
Granted	—	—
Exercised	(792,952)	69.37
Forfeited	(115,035)	205.81
Expired	—	—
Outstanding at September 30, 2018	3,878,127	$147.50	4.6 years	$871,815,253
Expected to vest	672,123	$212.01	6.7 years	$107,735,342
Exercisable at September 30, 2018	3,085,780	$131.25	4.1 years	$743,827,783
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

Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2018:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2017	77,829	$130.09
Granted	—	—
Exercised	—	—
Outstanding at September 30, 2018	77,829	$130.09	4.1 years	$18,850,962
Exercisable at September 30, 2018	77,829	$130.09	4.1 years	$18,850,962
The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2018, 2017 and 2016 was $192.5 million, $61.1 million and $133.2 million, respectively.
In addition to shares issued pursuant to options exercised, during the fiscal year ended September 30, 2018, 1,072 shares of common stock were issued with a weighted-average grant date fair value of $335.13 as payment to directors in lieu of cash.
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
Dividend equivalent payments on vested options were $56.1 million, $19.5 million and $3.0 million during the years ended September 30, 2018, 2017 and 2016, respectively. At September 30, 2018, there was $24.2 million recorded in accrued liabilities and $32.2 million accrued in other non-current liabilities on the consolidated balance sheets related to the future dividend equivalent payments.
18.    LEASES
TransDigm leases certain manufacturing facilities, offices, equipment and vehicles. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. Rental expense during the fiscal years ended September 30, 2018, 2017 and 2016 was $19.2 million, $19.0 million and $18.3 million, respectively.
Future minimum rental commitments at September 30, 2018 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $19.3 million in fiscal 2019, $16.3 million in fiscal 2020, $13.9 million in fiscal 2021, $12.2 million in fiscal 2022, $9.7 million in fiscal 2023, and $27.1 million thereafter.

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
The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		September 30, 2018		September 30, 2017
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,073,017	$2,073,017	$650,561	$650,561
Interest rate cap agreements (1)	2	36,160	36,160	12,904	12,904
Interest rate swap agreements (2)	2	11,634	11,634	—	—
Interest rate swap agreements (1)	2	61,126	61,126	2,905	2,905
Liabilities:
Interest rate swap agreements (3)	2	528	528	20,740	20,740
Interest rate swap agreements (4)	2	142	142	9,731	9,731
Short-term borrowings - trade receivable securitization facility (5)	1	299,519	299,519	299,587	299,587
Long-term debt, including current portion:
Term loans (5)	2	7,509,205	7,607,323	6,889,957	6,965,628
5.50% 2020 Notes (5)	1	547,813	548,625	546,757	558,250
6.00% 2022 Notes (5)	1	1,144,499	1,155,750	1,143,059	1,178,750
6.50% 2024 Notes (5)	1	1,193,134	1,215,000	1,191,958	1,236,000
6.50% 2025 Notes (5)	1	750,131	757,500	750,149	776,807
6.375% 2026 Notes (5)	1	942,202	942,875	941,194	971,375
6.875% 2026 Notes (5)	1	490,779	507,500	—	—

(1)	Included in other non-current assets on the consolidated balance sheet.

(2)	Included in prepaid expenses and other on the consolidated balance sheet.

(3)	Included in accrued liabilities on the consolidated balance sheet.

(4)	Included in other non-current liabilities on the consolidated balance sheet.

(5)	The carrying amount of the debt instrument is presented net of the debt issuance costs. Refer to Note 11, “Debt”, for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at September 30, 2018 and 2017.

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
Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in the consolidated statements of income.
The following table summarizes the Company’s interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Conversion of Related Variable Rate Debt to Fixed Rate of:
$750	3/31/2016	6/30/2020	Tranche E	5.3% (2.8% plus the 2.5% margin percentage)
$500	6/29/2018	3/31/2025	Tranche E	5.5% (3.0% plus the 2.5% margin percentage)
$750	6/30/2020	6/30/2022	Tranche E	5.0% (2.5% plus the 2.5% margin percentage)
$1,500	6/30/2022	3/31/2025	Tranche E	5.6% (3.1% plus the 2.5% margin percentage)
$1,000	9/30/2014	6/28/2019	Tranche F	4.9% (2.4% plus the 2.5% margin percentage)
$1,000	6/28/2019	6/30/2021	Tranche F	4.3% (1.8% plus the 2.5% margin percentage)
$1,400	6/30/2021	3/31/2023	Tranche F	5.5% (3.0% plus the 2.5% margin percentage)
$500	12/30/2016	12/31/2021	Tranche G	4.4% (1.9% plus the 2.5% margin percentage)
$400	9/30/2017	9/30/2022	Tranche G	4.4% (1.9% plus the 2.5% margin percentage)
$900	12/31/2021	6/28/2024	Tranche G	5.6% (3.1% plus the 2.5% margin percentage)
$400	9/30/2022	6/28/2024	Tranche G	5.5% (3.0% plus the 2.5% margin percentage)
The following table summarizes the Company’s interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Debt	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$750	9/30/2015	6/30/2020	Tranche E	Three month LIBO rate of 2.5%
$750	6/30/2020	6/30/2022	Tranche E	Three month LIBO rate of 2.5%
$400	6/30/2016	6/30/2021	Tranche F	Three month LIBO rate of 2.0%
$400	12/30/2016	12/30/2021	Tranche G	Three month LIBO rate of 2.5%

All interest rate swap and cap agreements are recognized in our consolidated balance sheets at fair value. Certain derivative asset and liability balances are offset where master netting agreements provide for the legal right of setoff. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net non-current asset or liability. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the consolidated balance sheet and the net amounts of assets and liabilities presented therein.

	September 30, 2018		September 30, 2017
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$36,160	$—	$12,904	$—
Interest rate swap agreements	72,090	—	9,235	(36,801)
Total	108,250	—	22,139	(36,801)
Effect of counterparty netting	670	(670)	(6,330)	6,330
Net derivatives as classified in the balance sheet (1)	$108,920	$(670)	$15,809	$(30,471)

(1)	Refer to Note 19, "Fair Value Measurements," for the consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of September 30, 2018, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $7.3 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Second Amended and Restated Credit Agreement.  Accordingly, amounts previously recorded as a component of accumulated other comprehensive income (loss) in stockholder’s deficit amortized into interest expense was $4.0 million and $3.8 million for the fiscal years ended September 30, 2018 and 2017, respectively. The accumulated other comprehensive income to be reclassified into interest expense over the remaining term of the cap agreements is $11.0 million with a related tax benefit of $2.6 million as of September 30, 2018.
Effective December 30, 2017, the Company redesignated the existing interest rate swap agreements related to the $750 million, $500 million, $1,000 million and $750 million aggregate notional amounts with swap rates of 5.0%, 4.4%, 4.3% and 5.3%, respectively, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in Amendment No. 4 to the Second Amended and Restated Credit Agreement.  Accordingly, the amount recorded as a component of accumulated other comprehensive income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive income in stockholder’s deficit amortized into interest expense was $0.8 million for the fiscal year ended September 30, 2018. The accumulated other comprehensive income to be reclassified into interest expense over the remaining term of the swap agreements is immaterial.
Effective March 31, 2018, the Company redesignated the existing interest rate swap agreements related to the $1,000 million and the $400 million aggregate notional amount with swap rates of 4.9% and 4.4%, respectively, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in the refinancing facility agreement dated February 22, 2018 related to the Second Amended and Restated Credit Agreement. Accordingly, the amount recorded as a component of accumulated other comprehensive income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive income in stockholder’s deficit amortized into interest income was $1.4 million for the fiscal year ended September 30, 2018. The accumulated other comprehensive income to be reclassified into interest income over the remaining term of the swaps agreements is $11.4 million with a related tax expense of $2.7 million as of September 30, 2018.

21.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the components of “Accumulated other comprehensive income (loss)” (“AOCI”) in the consolidated balance sheets, net of taxes, for the fiscal years ended September 30, 2018, 2017 and 2016 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (2)	Defined benefit pension plan activity (3)	Currency translation adjustment	Total
Balance at September 30, 2016	$(61,140)	$(24,297)	$(64,350)	$(149,787)
Other comprehensive gain before reclassification	32,072	7,932	22,241	62,245
Amounts reclassified from AOCI related to interest rate swap agreements (1)	2,399	—	—	2,399
Net current-period other comprehensive gain	$34,471	$7,932	$22,241	$64,644
Balance at September 30, 2017	$(26,669)	$(16,365)	$(42,109)	$(85,143)
Other comprehensive gain (loss) before reclassification	91,226	5,636	(10,253)	86,609
Amounts reclassified from AOCI related to interest rate swap agreements (1)	2,634	—	—	2,634
Net current-period other comprehensive gain (loss)	$93,860	$5,636	$(10,253)	$89,243
Balance at September 30, 2018	$67,191	$(10,729)	$(52,362)	$4,100

(1)	This component of AOCI is included in interest expense (see Note 20, “Derivatives and Hedging Activities,” for additional details).

(2)	Unrealized (loss) gain represents interest rate swap and cap agreements, net of taxes of $(33,923), $(20,663) and $6,868 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

(3)	Defined benefit pension plan activity represent pension liability adjustments, net of taxes of $(1,487), $(4,130) and $6,017, respectively.
A summary of reclassifications out of AOCI for the fiscal years ended September 30, 2018 and 2017 is provided below (in thousands):

	Amount Reclassified
	Fiscal Years Ended September 30,
Description of reclassifications out of accumulated other comprehensive income (loss)	2018	2017
Amortization from redesignated interest rate swap and cap agreements (1)	$3,443	$3,829
Deferred tax benefit from redesignated interest rate swap and cap agreements	(809)	(1,430)
Losses reclassified into earnings, net of tax	$2,634	$2,399

(1)	This component of AOCI is included in interest expense (see Note 20, “Derivatives and Hedging Activity,” for additional information).

22.    DISCONTINUED OPERATIONS
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to dispose of the Schroth business.  Therefore, Schroth was classified as held-for-sale as of September 30, 2017. The results of operations of Schroth are reflected as discontinued operations in the accompanying consolidated financial statements for all periods presented. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was settled on July 6, 2018. The Company previously acquired Schroth in February 2017 (refer to Note 2, “Acquisitions and Divestitures”).
The loss from discontinued operations was $4.5 million and $31.7 million in the consolidated statements of income for the fiscal years ended September 30, 2018 and 2017, respectively. Previously, in the fourth quarter of fiscal 2017, the Company recorded a $32.0 million impairment charge to write down the Schroth assets to fair value. The impairment charge was based on an internal assessment of the recovery of Schroth’s assets. The following is the summarized operating results for Schroth for the years ended September 30, 2018 and 2017 (in thousands):

	Fiscal Years Ended September 30,
	2018	2017
Net sales	$11,808	$24,590
Income (loss) from discontinued operations before income taxes	354	(5,709)
Loss on classification as held-for-sale before income taxes	—	(32,000)
Income tax benefit	2,016	6,055
Income (loss) from discontinued operations, net of tax	2,370	(31,654)
Net loss of sale of discontinued operations, net of tax	(6,844)	—
Loss from discontinued operations	$(4,474)	$(31,654)
23.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 30, 2017	Second Quarter Ended March 31, 2018	Third Quarter Ended June 30, 2018	Fourth Quarter Ended September 30, 2018
	(in thousands, except per share amounts)
Fiscal Year Ended September 30, 2018(1)
Net sales(2)	$847,960	$933,070	$980,662	$1,049,434
Gross profit(2)	476,650	534,074	569,520	597,266
Income from continuing operations(2)	312,011	201,840	217,391	230,294
Loss from discontinued operations(2)	2,764	(5,562)	(145)	(1,531)
Net income(2)	314,775	196,278	217,246	228,763
Net earnings per share from continuing operations—basic and diluted(3)	$4.60	$3.63	$3.91	$4.14
Net earnings (loss) per share from discontinued operations—basic and diluted(3)	0.05	(0.10)	—	(0.03)
Net earnings per share—basic and diluted(3)	$4.65	$3.53	$3.91	$4.11

	First Quarter Ended December 31, 2016	Second Quarter Ended April 1, 2017	Third Quarter Ended July 1, 2017	Fourth Quarter Ended September 30, 2017
	(in thousands, except per share amounts)
Fiscal Year Ended September 30, 2017(1)
Net sales(2)	$814,018	$868,728	$897,655	$923,885
Gross profit(2)	444,255	489,437	519,696	531,239
Income from continuing operations(2)	118,871	155,691	169,832	184,147
Loss from discontinued operations(2)	—	(186)	(779)	(30,689)
Net income(2)	118,871	155,505	169,053	153,458
Net earnings per share from continuing operations—basic and diluted	$0.41	$2.78	$3.09	$2.21
Net loss per share from discontinued operations —basic and diluted	—	—	(0.01)	(0.56)
Net earnings per share—basic and diluted(3)	$0.41	$2.78	$3.08	$1.65

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
24.    SUBSEQUENT EVENTS
On October 1, 2018, Extant completed the acquisition of substantially all of the assets and technical data rights from the Corona, California operations of NavCom Defense Electronics, Inc. (“NavCom”) for approximately $27 million in cash. NavCom is a product line of Extant and therefore will be included in TransDigm’s Power and Control segment.
On October 9, 2018, the Company entered into a merger agreement with Esterline, under which the Company agreed to acquire Esterline. Under the terms of the merger agreement, the Company will purchase each share of Esterline common stock outstanding for $122.50 per share in cash. TransDigm anticipates that the total transaction value will be approximately $4 billion, representing the $122.50 price paid per share for common stock outstanding plus existing debt. The Company expects the acquisition to be financed primarily through existing cash on hand and the incurrence of new term loans. In connection with the merger agreement, the Company entered into a commitment letter for a senior secured term facility up to $3.7 billion. The actual amount and timing of the new senior secured term facility is subject to the closing of the Esterline acquisition and the cash on hand at that time. The Company currently expects that the merger will be completed in 2019, subject to approval of Esterline’s shareholders, as well as other customary closing conditions, including the receipt of required regulatory approvals.

25.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm Inc.’s 2020 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 6.375% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK Holdings plc ("TransDigm UK") and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the applicable Indentures. TransDigm UK's 6.875% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and TransDigm Inc.'s Domestic Restricted Subsidiaries as defined in the applicable indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of September 30, 2018 and September 30, 2017 and its statements of income and comprehensive income and cash flows for the fiscal years ended September 30, 2018, 2017 and 2016 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, excluding TransDigm UK, (iii) TransDigm UK (iv) the Subsidiary Guarantors (other than TransDigm UK) on a combined basis, (v) Non-Guarantor Subsidiaries and (vi) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2018
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	Transdigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$389	$1,821,437	$125	$(1,763)	$252,829	$—	$2,073,017
Trade accounts receivable—Net	—	—	—	40,916	663,394	—	704,310
Inventories—Net	—	45,262	—	648,574	115,913	(4,457)	805,292
Prepaid expenses and other	—	16,231	—	47,020	11,417	—	74,668
Total current assets	389	1,882,930	125	734,747	1,043,553	(4,457)	3,657,287
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,808,860)	10,459,497	1,099,886	8,928,726	2,160,236	(20,839,485)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	15,562	—	319,567	53,204	—	388,333
GOODWILL	—	97,002	—	5,466,148	660,140	—	6,223,290
OTHER INTANGIBLE ASSETS—Net	—	31,362	—	1,514,983	242,059	—	1,788,404
DERIVATIVE ASSETS	—	97,286	—	—	—	—	97,286
OTHER	—	7,347	—	29,805	5,715	—	42,867
TOTAL ASSETS	$(1,808,471)	$12,590,986	$1,100,011	$16,993,976	$4,164,907	$(20,843,942)	$12,197,467
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$75,817	$—	$—	$—	$—	$75,817
Short-term borrowings—trade receivable securitization facility	—	—	—	—	299,519	—	299,519
Accounts payable	—	18,470	—	115,735	39,398	—	173,603
Accrued liabilities	—	118,600	13,274	162,618	56,951	—	351,443
Total current liabilities	—	212,887	13,274	278,353	395,868	—	900,382
LONG-TERM DEBT	—	12,011,166	490,780	—	—	—	12,501,946
DEFERRED INCOME TAXES	—	345,357	—	(2,329)	56,468	—	399,496
OTHER NON-CURRENT LIABILITIES	—	77,573	—	104,829	21,712	—	204,114
Total liabilities	—	12,646,983	504,054	380,853	474,048	—	14,005,938
STOCKHOLDERS’ (DEFICIT) EQUITY	(1,808,471)	(55,997)	595,957	16,613,123	3,690,859	(20,843,942)	(1,808,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,808,471)	$12,590,986	$1,100,011	$16,993,976	$4,164,907	$(20,843,942)	$12,197,467

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2017
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,416	$439,473	$—	$(203)	$208,875	$—	$650,561
Trade accounts receivable—Net	—	—	—	25,069	652,807	(41,749)	636,127
Inventories—Net	—	47,051	—	571,712	114,018	(2,100)	730,681
Assets held-for-sale	—	—	—	6,428	71,072	—	77,500
Prepaid expenses and other	—	4,746	—	24,141	9,796	—	38,683
Total current assets	2,416	491,270	—	627,147	1,056,568	(43,849)	2,133,552
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(2,953,620)	10,263,999	—	7,599,210	966,675	(15,876,264)	—
PROPERTY, PLANT AND EQUIPMENT—Net	—	16,032	—	261,434	47,458	—	324,924
GOODWILL	—	85,905	—	4,996,034	663,399	—	5,745,338
OTHER INTANGIBLE ASSETS—Net	—	27,620	—	1,438,006	252,236	—	1,717,862
DERIVATIVE ASSETS	—	15,809	—	—	—	—	15,809
OTHER	—	4,507	—	27,567	6,102	—	38,176
TOTAL ASSETS	$(2,951,204)	$10,905,142	$—	$14,949,398	$2,992,438	$(15,920,113)	$9,975,661
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$69,454	$—	$—	$—	$—	$69,454
Short-term borrowings—trade receivable securitization facility	—	—	—	—	299,587	—	299,587
Accounts payable	—	14,712	—	137,948	37,667	(41,566)	148,761
Accrued liabilities	—	180,916	—	103,902	51,070	—	335,888
Liabilities held-for-sale	—	—	—	—	17,304	—	17,304
Total current liabilities	—	265,082	—	241,850	405,628	(41,566)	870,994
LONG-TERM DEBT	—	11,393,620	—	—	—	—	11,393,620
DEFERRED INCOME TAXES	—	442,415	—	(99)	58,633	—	500,949
OTHER NON-CURRENT LIABILITIES	—	61,347	—	73,245	26,710	—	161,302
Total liabilities	—	12,162,464	—	314,996	490,971	(41,566)	12,926,865
STOCKHOLDERS’ (DEFICIT) EQUITY	(2,951,204)	(1,257,322)	—	14,634,402	2,501,467	(15,878,547)	(2,951,204)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,951,204)	$10,905,142	$—	$14,949,398	$2,992,438	$(15,920,113)	$9,975,661

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$163,348	$—	$3,118,032	$610,688	$(80,942)	$3,811,126
COST OF SALES	—	94,387	—	1,253,018	367,153	(80,942)	1,633,616
GROSS PROFIT	—	68,961	—	1,865,014	243,535	—	2,177,510
SELLING AND ADMINISTRATIVE EXPENSES	—	108,687	—	269,452	71,956	—	450,095
AMORTIZATION OF INTANGIBLE ASSETS	—	1,261	—	62,915	8,278	—	72,454
(LOSS) INCOME FROM OPERATIONS	—	(40,987)	—	1,532,647	163,301	—	1,654,961
INTEREST EXPENSE (INCOME)—Net	—	678,155	6,943	1,308	(23,398)	—	663,008
REFINANCING COSTS	—	6,300	96	—	—	—	6,396
EQUITY IN INCOME OF SUBSIDIARIES	(957,062)	(1,306,511)	—	—	—	2,263,573	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	957,062	581,069	(7,039)	1,531,339	186,699	(2,263,573)	985,557
INCOME TAX PROVISION	—	(375,993)	—	379,665	20,349	—	24,021
INCOME FROM CONTINUING OPERATIONS	957,062	957,062	(7,039)	1,151,674	166,350	(2,263,573)	961,536
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(2,427)	(2,047)	—	(4,474)
NET INCOME	$957,062	$957,062	$(7,039)	$1,149,247	$164,303	$(2,263,573)	$957,062
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	89,243	95,076	—	8,491	(17,837)	(85,730)	89,243
TOTAL COMPREHENSIVE INCOME	$1,046,305	$1,052,138	$(7,039)	$1,157,738	$146,466	$(2,349,303)	$1,046,305

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2017
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$143,631	$—	$2,911,950	$535,129	$(86,424)	$3,504,286
COST OF SALES	—	79,403	—	1,191,770	333,985	(85,499)	1,519,659
GROSS PROFIT	—	64,228	—	1,720,180	201,144	(925)	1,984,627
SELLING AND ADMINISTRATIVE EXPENSES	69	97,677	—	284,819	33,010	—	415,575
AMORTIZATION OF INTANGIBLE ASSETS	—	1,003	—	80,053	8,170	—	89,226
(LOSS) INCOME FROM OPERATIONS	(69)	(34,452)	—	1,355,308	159,964	(925)	1,479,826
INTEREST EXPENSE (INCOME)—Net	—	614,353	—	(1,248)	(10,516)	—	602,589
REFINANCING COSTS	—	39,807	—	—	—	—	39,807
EQUITY IN INCOME OF SUBSIDIARIES	(596,956)	(1,318,945)	—	—	—	1,915,901	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	596,887	630,333	—	1,356,556	170,480	(1,916,826)	837,430
INCOME TAX PROVISION	—	33,377	—	156,251	19,261	—	208,889
INCOME FROM CONTINUING OPERATIONS	596,887	596,956	—	1,200,305	151,219	(1,916,826)	628,541
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(9,496)	(22,158)	—	(31,654)
NET INCOME	$596,887	$596,956	$—	$1,190,809	$129,061	$(1,916,826)	$596,887
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	64,644	31,603	—	16,310	58,856	(106,769)	64,644
TOTAL COMPREHENSIVE INCOME	$661,531	$628,559	$—	$1,207,119	$187,917	$(2,023,595)	$661,531

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2016
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$132,407	$—	$2,580,091	$486,198	$(27,285)	$3,171,411
COST OF SALES	—	75,521	—	1,105,893	289,219	(27,285)	1,443,348
GROSS PROFIT	—	56,886	—	1,474,198	196,979	—	1,728,063
SELLING AND ADMINISTRATIVE EXPENSES	—	114,546	—	210,209	58,103	—	382,858
AMORTIZATION OF INTANGIBLE ASSETS	—	684	—	65,299	11,462	—	77,445
(LOSS) INCOME FROM OPERATIONS	—	(58,344)	—	1,198,690	127,414	—	1,267,760
INTEREST EXPENSE (INCOME)—Net	—	490,974	—	259	(7,383)	—	483,850
REFINANCING COSTS	—	15,794	—	—	—	—	15,794
EQUITY IN INCOME OF SUBSIDIARIES	(586,414)	(1,044,371)	—	—	—	1,630,785	—
INCOME BEFORE INCOME TAXES	586,414	479,259	—	1,198,431	134,797	(1,630,785)	768,116
INCOME TAX PROVISION	—	(107,155)	—	285,887	2,970	—	181,702
NET INCOME	$586,414	$586,414	$—	$912,544	$131,827	$(1,630,785)	$586,414
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(53,778)	6,381	—	(9,598)	(39,461)	42,678	(53,778)
TOTAL COMPREHENSIVE INCOME (LOSS)	$532,636	$592,795	$—	$902,946	$92,366	$(1,588,107)	$532,636

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(386,152)	$6,598	$1,216,263	$183,290	$2,174	$1,022,173
INVESTING ACTIVITIES:
Capital expenditures	—	(2,001)	—	(61,896)	(9,444)	—	(73,341)
Payments made in connection with acquisitions	—	(667,619)	—	—	—	—	(667,619)
Proceeds in connection with sale of discontinued operations	—	57,383	—	—	—	—	57,383
Net cash used in investing activities	—	(612,237)	—	(61,896)	(9,444)	—	(683,577)
FINANCING ACTIVITIES:
Intercompany activities	(3,462)	1,785,796	(496,081)	(1,155,927)	(128,152)	(2,174)	—
Proceeds from exercise of stock options	57,583	—	—	—	—	—	57,583
Dividends paid	(56,148)	—	—	—	—	—	(56,148)
Proceeds from term loans, net	—	12,779,694	—	—	—	—	12,779,694
Repayment on term loans	—	(12,174,305)	—	—	—	—	(12,174,305)
Proceeds from senior subordinated notes, net	—	—	489,608	—	—	—	489,608
Financing fees and other	—	(10,832)	—	—	—	—	(10,832)
Net cash (used in) provided by financing activities	(2,027)	2,380,353	(6,473)	(1,155,927)	(128,152)	(2,174)	1,085,600
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	(1,740)	—	(1,740)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,027)	1,381,964	125	(1,560)	43,954	—	1,422,456
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,416	439,473	—	(203)	208,875	—	650,561
CASH AND CASH EQUIVALENTS, END OF PERIOD	$389	$1,821,437	$125	$(1,763)	$252,829	$—	$2,073,017

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2017
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(69)	$(587,800)	$—	$1,334,099	$42,028	$475	$788,733
INVESTING ACTIVITIES:
Capital expenditures	—	(1,984)	—	(63,305)	(5,724)	—	(71,013)
Payments made in connection with acquisitions	—	(136,295)	—	—	—	—	(136,295)
Payments made in connection with acquisition of discontinued operations	—	(79,695)	—	—	—	—	(79,695)
Net cash used in investing activities	—	(217,974)	—	(63,305)	(5,724)	—	(287,003)
FINANCING ACTIVITIES:
Intercompany activities	2,939,121	(1,682,518)	—	(1,279,805)	23,677	(475)	—
Proceeds from exercise of stock options	21,177	—	—	—	—	—	21,177
Dividends paid	(2,581,552)	—	—	—	—	—	(2,581,552)
Treasury stock purchased	(389,821)	—	—	—	—	—	(389,821)
Proceeds from term loans, net	—	2,937,773	—	—	—	—	2,937,773
Repayment on term loans	—	(1,284,698)	—	—	—	—	(1,284,698)
Proceeds from senior subordinated notes, net	—	300,386	—	—	—	—	300,386
Cash tender and redemption of senior subordinated notes due 2021, including premium	—	(528,847)	—	—	—	—	(528,847)
Proceeds from trade receivable securitization facility, net	—	99,471	—	—	—	—	99,471
Financing fees and other	—	(17,571)	—	—	—	—	(17,571)
Net cash (used in) provided by financing activities	(11,075)	(176,004)	—	(1,279,805)	23,677	(475)	(1,443,682)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	5,519	—	5,519
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,144)	(981,778)	—	(9,011)	65,500	—	(936,433)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,560	1,421,251	—	8,808	143,375	—	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,416	$439,473	$—	$(203)	$208,875	$—	$650,561

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2016
(Amounts in Thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(230,931)	$—	$944,152	$(25,496)	$(4,427)	$683,298
INVESTING ACTIVITIES:
Capital expenditures	—	(1,716)	—	(32,608)	(9,658)	—	(43,982)
Payments made in connection with acquisitions	—	(1,399,064)	—	—	—	—	(1,399,064)
Net cash used in investing activities	—	(1,400,780)	—	(32,608)	(9,658)	—	(1,443,046)
FINANCING ACTIVITIES:
Intercompany activities	192,703	580,487	—	(910,647)	133,030	4,427	—
Proceeds from exercise of stock options	30,112	—	—	—	—	—	30,112
Dividends paid	(3,000)	—	—	—	—	—	(3,000)
Treasury stock purchased	(207,755)	—	—	—	—	—	(207,755)
Proceeds from term loans, net	—	1,711,515	—	—	—	—	1,711,515
Repayment on term loans	—	(834,409)	—	—	—	—	(834,409)
Proceeds from senior subordinated notes, net	—	939,584	—	—	—	—	939,584
Financing fees and other	—	(3,580)	—	—	—	—	(3,580)
Net cash provided by (used in) financing activities	12,060	2,393,597	—	(910,647)	133,030	4,427	1,632,467
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	242	—	242
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,060	761,886	—	897	98,118	—	872,961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,500	659,365	—	7,911	45,257	—	714,033
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,560	$1,421,251	$—	$8,808	$143,375	$—	$1,586,994
*****

TRANSDIGM GROUP INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017, AND 2016
(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions from Reserve(1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions
Year Ended September 30, 2018
Allowance for uncollectible accounts	$3,819	$1,498	$989	$(1,632)	$4,674
Reserve for excess and obsolete inventory	79,775	14,998	10,764	(11,039)	94,498
Valuation allowance for deferred tax assets	33,214	14,035	—	—	47,249
Year Ended September 30, 2017
Allowance for uncollectible accounts	$4,414	$1,095	$363	$(2,053)	$3,819
Reserve for excess and obsolete inventory	80,039	17,361	4,254	(21,879)	79,775
Valuation allowance for deferred tax assets	27,286	5,928	—	—	33,214
Year Ended September 30, 2016
Allowance for uncollectible accounts	$3,801	$1,043	$724	$(1,154)	$4,414
Reserve for excess and obsolete inventory	64,158	26,407	—	(10,526)	80,039
Valuation allowance for deferred tax assets	17,645	9,641	—	—	27,286

(1)	The amounts in this column represent charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2018

EXHIBIT NO.	DESCRIPTION
3.50	Amended and Restated Certificate of Incorporation of Aviation Technologies, Inc.
3.52	Certificate of Formation, effective June 29, 2007, of Avionic Instruments LLC
3.54	Articles of Incorporation, filed December 29, 1992, of Avionics Specialties, Inc.
3.81	Articles of Organization of CDA InterCorp LLC
3.95	Fourth Amended and Restated Limited Liability Agreement of Electromech Technologies LLC
3.96	Articles of Organization, as amended, of HarcoSemco LLC
3.97	First Amended and Restated Limited Liability Company Agreement of HarcoSemco LLC
3.104	Bylaws, as amended, of ILC Holdings, Inc.
3.139	Bylaws, as amended, of Skurka Aerospace Inc.
3.142	By-laws, as amended, of Tactair Fluid Controls, Inc.
3.148	Bylaws, as amended, of Texas Rotronics, Inc.
3.154	By-laws, as amended, of Young & Franklin Inc.
4.17
Fifteenth Supplemental Indenture, dated as of July 31, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.30
Twelfth Supplemental Indenture, dated as of July 31, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.43
Twelfth Supplemental Indenture, dated as of July 31, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.55
Eleventh Supplemental Indenture, dated as of July 31, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.64
Eighth Supplemental Indenture, dated as of July 31, 2018, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.67
Second Supplemental Indenture, dated as of July 31, 2018, among TransDigm UK Holdings plc, as issuer, TransDigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.6	Third Amended and Restated Employment Agreement, dated November 6, 2018, between TransDigm Group Incorporated and Robert Henderson*
10.31	Form of Stock Option Agreement for options awarded in fiscal 2018*
21.1	Subsidiaries of TransDigm Group Incorporated
23.1	Consent of Independent Registered Public Accounting Firm
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