Form 10-Q
period 2018-12-29
TransDigm Group INC
filed 2019-02-06
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 29, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 52,897,155 as of February 1, 2019.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	December 29, 2018	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,337,316	$2,073,017
Trade accounts receivable - Net	657,684	704,310
Inventories - Net	838,705	805,292
Prepaid expenses and other	92,913	74,668
Total current assets	3,926,618	3,657,287
PROPERTY, PLANT AND EQUIPMENT - NET	395,970	388,333
GOODWILL	6,228,913	6,223,290
OTHER INTANGIBLE ASSETS - NET	1,772,554	1,788,404
DERIVATIVE ASSETS	26,044	97,286
OTHER	39,179	42,867
TOTAL ASSETS	$12,389,278	$12,197,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$75,847	$75,817
Short-term borrowings - trade receivable securitization facility	299,662	299,519
Accounts payable	176,010	173,603
Accrued liabilities	399,747	351,443
Total current liabilities	951,266	900,382
LONG-TERM DEBT	12,507,616	12,501,946
DEFERRED INCOME TAXES	375,048	399,496
OTHER NON-CURRENT LIABILITIES	222,241	204,114
Total liabilities	14,056,171	14,005,938
STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 57,005,381 and 56,895,686 at December 29, 2018 and September 30, 2018, respectively	570	569
Additional paid-in capital	1,239,561	1,208,742
Accumulated deficit	(2,050,727)	(2,246,578)
Accumulated other comprehensive (loss) income	(80,993)	4,100
Treasury stock, at cost; 4,161,326 shares at December 29, 2018 and September 30, 2018, respectively	(775,304)	(775,304)
Total stockholders’ deficit	(1,666,893)	(1,808,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,389,278	$12,197,467
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN WEEK PERIODS ENDED
DECEMBER 29, 2018 AND DECEMBER 30, 2017
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	December 29, 2018	December 30, 2017
NET SALES	$993,302	$847,960
COST OF SALES	429,185	371,310
GROSS PROFIT	564,117	476,650
SELLING AND ADMINISTRATIVE EXPENSES	122,183	106,528
AMORTIZATION OF INTANGIBLE ASSETS	20,034	17,112
INCOME FROM OPERATIONS	421,900	353,010
INTEREST EXPENSE - NET	172,000	160,933
REFINANCING COSTS	136	1,113
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	249,764	190,964
INCOME TAX PROVISION	53,722	(121,047)
INCOME FROM CONTINUING OPERATIONS	196,042	312,011
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	2,764
NET INCOME	$196,042	$314,775
NET INCOME APPLICABLE TO COMMON STOCK	$171,733	$258,627
Net earnings per share:
Net earnings per share from continuing operations - basic and diluted	$3.05	$4.60
Net earnings per share from discontinued operations - basic and diluted	—	0.05
Net earnings per share	$3.05	$4.65

Weighted-average shares outstanding:
Basic and diluted	56,266	55,600
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIODS ENDED
DECEMBER 29, 2018 AND DECEMBER 30, 2017
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	December 29, 2018	December 30, 2017
Net income	$196,042	$314,775
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11,228)	5,152
Interest rate swap and cap agreements	(73,865)	18,248
Other comprehensive (loss) income, net of tax	(85,093)	23,400
TOTAL COMPREHENSIVE INCOME	$110,949	$338,175
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THIRTEEN WEEK PERIODS ENDED DECEMBER 29, 2018 AND DECEMBER 30, 2017
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, SEPTEMBER 30, 2017	56,093,659	$561	$1,095,319	$(3,187,220)	$(85,143)	(4,159,207)	$(774,721)	$(2,951,204)
Accrued unvested dividend equivalents and other	—	—	—	(4,509)	—	—	—	(4,509)
Compensation expense recognized for employee stock options and restricted stock	—	—	10,533	—	—	—	—	10,533
Exercise of employee stock options, restricted stock activity and other, net	189,082	2	7,290	—	—	—	—	7,292
Net income	—	—	—	314,775	—	—	—	314,775
Foreign currency translation adjustments	—	—	—	—	5,152	—	—	5,152
Interest rate swaps and caps, net of tax	—	—	—	—	18,248	—	—	18,248
BALANCE, DECEMBER 30, 2017	56,282,741	$563	$1,113,142	$(2,876,954)	$(61,743)	(4,159,207)	$(774,721)	$(2,599,713)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, SEPTEMBER 30, 2018	56,895,686	$569	$1,208,742	$(2,246,578)	$4,100	(4,161,326)	$(775,304)	$(1,808,471)
Cumulative effect of ASC 606, adopted October 1, 2018	—	—	—	3,284	—	—	—	3,284
Cumulative effect of ASU 2016-16, adopted October 1, 2018	—	—	—	(353)	—	—	—	(353)
Accrued unvested dividend equivalents and other	—	—	—	(3,122)	—	—	—	(3,122)
Compensation expense recognized for employee stock options	—	—	16,645	—	—	—	—	16,645
Exercise of employee stock options	109,695	1	14,174	—	—	—	—	14,175
Net income	—	—	—	196,042	—	—	—	196,042
Foreign currency translation adjustments	—	—	—	—	(11,228)	—	—	(11,228)
Interest rate swaps and caps, net of tax	—	—	—	—	(73,865)	—	—	(73,865)
BALANCE, DECEMBER 29, 2018	57,005,381	$570	$1,239,561	$(2,050,727)	$(80,993)	(4,161,326)	$(775,304)	$(1,666,893)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIODS ENDED
DECEMBER 29, 2018 AND DECEMBER 30, 2017
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended
	December 29, 2018	December 30, 2017
OPERATING ACTIVITIES:
Net income	$196,042	$314,775
Net income from discontinued operations	—	(2,764)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,242	13,385
Amortization of intangible assets	20,176	17,254
Amortization of debt issuance costs, original issue discount and premium	5,967	5,319
Refinancing costs	136	1,113
Non-cash equity compensation	17,730	11,113
Deferred income taxes	3	(170,137)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	45,413	81,175
Inventories	(25,393)	(12,508)
Income taxes receivable/payable	51,541	50,468
Other assets	(9,242)	1,531
Accounts payable	2,897	(4,428)
Accrued interest	20,975	1,672
Accrued and other liabilities	(11,599)	(15,157)
Net cash provided by operating activities	329,888	292,811
INVESTING ACTIVITIES:
Capital expenditures	(23,805)	(15,290)
Payments made in connection with acquisitions	(28,718)	—
Net cash used in investing activities	(52,523)	(15,290)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	14,174	7,290
Dividend equivalent payments	(24,309)	(56,148)
Proceeds from term loans, net	—	793,864
Repayments on term loans	—	(815,631)
Other	(260)	(362)
Net cash used in financing activities	(10,395)	(70,987)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,671)	767
NET INCREASE IN CASH AND CASH EQUIVALENTS	264,299	207,301
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,073,017	650,561
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,337,316	$857,862
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$153,806	$153,929
Cash paid (refunded) during the period for income taxes	$2,123	$(267)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEK PERIODS ENDED DECEMBER 29, 2018 AND DECEMBER 30, 2017
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2018 included in TD Group’s Form 10-K filed on November 9, 2018. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2018 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 29, 2018 are not necessarily indicative of the results to be expected for the full year.
3.    ACQUISITIONS AND DIVESTITURES
On October 9, 2018, the Company entered into a merger agreement with Esterline Technologies Corporation, ("Esterline"), under which the Company agreed to acquire Esterline. All required regulatory reviews of the Esterline acquisition are complete, other than the European Commission antitrust review and the French foreign investment review. Subject to satisfactory completion of these reviews and other customary closing conditions, the Company currently expects the closing of the acquisition to occur in March or April 2019.
Under the terms of the merger agreement, the Company will purchase each share of Esterline common stock outstanding for $122.50 per share in cash. TransDigm anticipates that the total transaction value will be approximately $4.0 billion, representing the $122.50 price paid per share for common stock outstanding plus existing debt. In connection with the merger agreement, the Company entered into a commitment letter for a senior secured term facility up to $3.7 billion. On January 30, 2019, in lieu of the term loans borrowings contemplated by the commitment letter, the Company entered into a purchase agreement in connection with a private offering of $3.8 billion aggregate principal amount in 6.25% senior secured notes due 2026. In addition, on February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $200 million aggregate principal amount of 6.25% senior secured notes due 2026. The Company intends to use the net proceeds from both secured notes offerings to fund the purchase price of the Esterline acquisition. Refer to Note 16, "Subsequent Events," for further information.
During the thirteen week period ended December 29, 2018, Extant Aerospace ("Extant"), a wholly owned subsidiary of the Company, completed the acquisition of substantially all of the assets and technical data rights of NavCom Defense Electronics ("NavCom"). During the fiscal year ended September 30, 2018, the Company completed the acquisitions of Skandia Inc. ("Skandia"), Extant, and the Kirkhill elastomers business ("Kirkhill"). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. As of December 29, 2018, the one-year measurement period is open for NavCom, Skandia, Extant and Kirkhill; therefore, the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of their respective one-year measurement periods. The Company is in the process of obtaining a third-party valuation of certain intangible assets and tangible assets of NavCom and Skandia. Pro forma net sales and results of operations for the acquisitions had they occurred at the beginning of the applicable thirteen week period ended December 29, 2018 or December 30, 2017 are not material and, accordingly, are not provided.
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
NavCom – On October 1, 2018, the Company's Extant subsidiary completed the acquisition of substantially all of the assets and technical data rights from the Corona, California operations of NavCom for approximately $27 million in cash. NavCom develops, manufactures, and supports high-reliability, mission-critical electronics, avionics and sub-assemblies. NavCom is included as a product line of Extant, which is included in TransDigm's Power and Control segment. The Company expects that approximately $11 million goodwill recognized for the acquisition will be deductible for tax purposes over 15 years.
Skandia – On July 13, 2018, the Company acquired all of the outstanding stock of Skandia for a total purchase price of approximately $84.3 million, which includes a $0.2 million working capital settlement paid in the fourth quarter of fiscal 2018. Skandia provides highly engineered seating foam, foam fabrication, flammability testing and acoustic solutions for the business jet market. Skandia is included as a product line within an existing reporting unit in TransDigm's Airframe segment. The Company expects that no goodwill recognized for the acquisition will be deductible for tax purposes.
Extant – On April 24, 2018, the Company acquired all of the outstanding stock of Extant for a total purchase price of approximately $533.4 million in cash, which is net of a $0.2 million working capital settlement received in the third quarter of fiscal 2018. Extant provides a broad range of proprietary aftermarket products and repair and overhaul services to the aerospace and defense end markets. Extant is included in TransDigm's Power and Control segment.
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

Assets acquired:
Current assets, excluding cash acquired	$56,031
Property, plant, and equipment	4,096
Intangible assets	105,000
Goodwill	403,158
Total assets acquired	568,285
Liabilities assumed:
Current liabilities	9,876
Other noncurrent liabilities	25,028
Total liabilities assumed	34,904
Net assets acquired	$533,381
The Company expects that approximately $44 million of the $105 million intangibles recognized for the acquisition will be deductible for tax purposes over 15 years. Of the $403 million of goodwill recognized for the acquisition, none will be deductible for tax purposes.

Kirkhill – On March 15, 2018, the Company acquired the assets and certain liabilities of the Kirkhill elastomers business from Esterline for a total purchase price of approximately $49.3 million, which is net of a $0.6 million working capital settlement received in the third quarter of fiscal 2018. Kirkhill's products are primarily proprietary, sole source with significant aftermarket content and used in a broad variety of most major commercial transport and military platforms. Kirkhill is included in TransDigm's Airframe segment. The Company expects that no goodwill recognized for the acquisition will be deductible for tax purposes.
The Kirkhill acquisition includes loss contract reserves recorded at a fair value of approximately $37.5 million at December 29, 2018 and $39.2 million at September 30, 2018. As of December 29, 2018 and September 30, 2018, $7.3 million and $9.0 million is classified as a component of accrued liabilities and $30.2 million at both December 29, 2018 and September 30, 2018 is classified as a component of other non-current liabilities in the condensed consolidated balance sheets. The Company is committed under certain existing Kirkhill agreements to supply products to our customers at selling prices that are not sufficient to cover the costs to produce such product. These agreements were existing at the time of the acquisition. The value of this reserve is analyzed and adjusted at each reporting period.
Schroth – On February 22, 2017, the Company acquired all of the outstanding stock of Schroth Safety Products GmbH and certain aviation and defense assets and liabilities from subsidiaries of Takata Corporation (collectively, "Schroth"), for a total purchase price of approximately $89.7 million, which consisted primarily of $79.7 million paid in cash during fiscal 2017 and an approximately $9.0 million indemnity holdback, of which $8.5 million was paid in April 2018 and $0.5 million remains a reserve as of December 29, 2018.
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to dispose of the Schroth business. Therefore, Schroth was classified as held-for-sale beginning in the fourth quarter of 2017 and the results of operations of were reflected as discontinued operations in the consolidated financial statements.
On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which included a working capital adjustment of $0.3 million that was paid in July 2018.
There was no activity from discontinued operations in the thirteen week period ended December 29, 2018. Income from discontinued operations was $2.8 million in the condensed consolidated statements of income for the thirteen week period ended December 30, 2017, which is summarized as follows (amounts in thousands):

Thirteen Week Period Ended
December 30, 2017
Net sales	$9,129
Income from discontinued operations before income taxes	810
Income tax benefit	(1,954)
Income from discontinued operations	$2,764
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which created a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. The Company adopted this standard in the first quarter of 2019 using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows. Refer to Note 5, "Revenue Recognition," for additional disclosures relating to ASC 606.
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  Additionally, in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to ASC 842, Leases" which provides narrow amendments to clarify how to apply certain aspects of the new leases standard. The new leases standard guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2019, with early adoption permitted.  The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)," which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16). This accounting standard requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. Under previous guidance companies were required to defer the income tax effects of intercompany transfers of assets by recording prepaid taxes, until such assets were sold to an outside party or otherwise recognized. Current guidance requires companies to write off any income tax amounts previously deferred as prepaid taxes from past intercompany transactions, and to record deferred tax balances for amounts not previously recognized, through a cumulative-effect adjustment to retained earnings. ASU 2016-16 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements. Refer to the condensed consolidated statements of stockholders' deficit for the impact of the adoption of ASU 2016-16 on retained earnings.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and disclosures.
In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (ASC 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," that changes how employers that sponsor defined benefit and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under previous guidance, companies included all components of the net periodic benefit costs in the same lines as the service cost component. Current guidance requires employers to present the other components of the net periodic benefit costs separately from the line items that include the service cost and outside of any subtotal of operating income. In addition, only the service cost component will be eligible for capitalization in assets. Employers will have to disclose the lines used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The standard is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within the fiscal year. The Company adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (ASC 718): Scope of Modification Accounting," which provides clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in ASC 718. The standard is effective for all entities for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (ASC 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allowed disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act were incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have finalized our accounting for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118. Such finalization did not result in a material impact to the provisional tax effects previously recorded in our consolidated financial statements. Refer to Note 10, "Income Taxes," for further information.
In accordance with SEC Final Rule Release No. 33-10532, we have adopted Rule 3-04 of Regulation S-X during the first quarter of fiscal 2019 and have disclosed changes in the Consolidated Condensed Statements of Stockholders' Deficit for all periods presented.
5.    REVENUE RECOGNITION
The Company adopted ASC 606, “Revenue from Contracts with Customers,” beginning October 1, 2018 using the modified retrospective method.
The new standard primarily impacted the Company's timing of revenue recognition for certain contracts and subcontracts with the U.S. government that contain termination for convenience clauses and resulted in an increase to retained earnings of $3.3 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The cumulative effect of the changes made to our condensed consolidated balance sheet as of October 1, 2018 for the adoption of ASC 606 were as follows (in thousands):

	September 30, 2018	Adjustments due to ASC 606	October 1, 2018
Assets
Unbilled receivables(1)	$10,056	$8,272	$18,328
Inventories - Net	805,292	(3,977)	801,315

Liabilities and Shareholders' Equity
Deferred income taxes	$399,496	$1,011	$400,507
Accumulated deficit	(2,246,578)	3,284	(2,243,294)

(1)	Included in prepaid expenses and other on the condensed consolidated balance sheet.
The Company does not expect the impact of the adoption of ASC 606 to be material on an ongoing basis.
The impact of the adoption of ASC 606 on the condensed consolidated statement of income and condensed consolidated balance sheet was not material for the thirteen week period ended December 29, 2018.
Accounting Policy —Revenue is recognized from the sale of products when control transfers to the customer, which is demonstrated by our right to payment, a transfer of title, a transfer of the risk and rewards of ownership, or the customer acceptance, but most frequently upon shipment where the customer obtains physical possession of the good.
The majority of the Company's revenue is recorded at a point in time.
In some contracts, the Company found that under ASC 606 control transferred to the customer over time, primarily in contracts where the customer is required to pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit relative to the work performed for products that were customized for the customer. Upon adoption of ASC 606, we recognize revenue over time for those agreements that have a right to margin and where the products being produced have no alternative use.  Prior to the adoption date, revenue related to these agreements was recognized when the goods were shipped; as a result of the adoption of ASC 606, a portion of our revenue may be earned in periods earlier than it would have been in prior years. The cumulative adjustment to retained earnings upon adoption, which is presented in the table above, represents those earnings that would have been recognized in the previous year had ASC 606 been in effect during that time.
Based on our production cycle, it is generally expected that goods related to the revenue represented in that adjustment will be shipped and billed within the current year. For revenue recognized over time, we estimate the amount of revenue attributable to a contract earned at a given point during the production cycle based on certain costs, such as materials and labor incurred to date, plus the expected profit, which is a cost-to-cost input method.
The Company’s payment terms vary by the type and location of the customer and the products or services offered. The Company does not offer any payment terms that would meet the requirements for consideration as a significant financing component under ASC 606.

Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales in the consolidated statements of income, and are not considered a performance obligation to our customers.
The Company pays sales commissions that relate to contracts for products or services that are satisfied at a point in time or over a period of one year or less and so are recorded per the practical expedient expensed as incurred. These costs are reported as a component of selling and administrative expenses in the unaudited condensed consolidated statement of operations.
We offer assurance type warranties on our products as well as separately sold warranty contracts. Revenue related to warranty contracts that are sold separately is recognized over the life of the warranty term.
Variable consideration is estimated at the expected value (sum of the probability of weighted amounts) or most likely amount, whichever method is found to be most appropriate to estimate the consideration to which the Company will be entitled, and only to the extent it is probable that a subsequent change in estimate will not result in a significant revenue reversal when estimating the amount of revenue to recognize.  Variable consideration is treated as a change to the sales transaction price and based largely on an assessment of all information (i.e., historical, current and forecasted) that is reasonably available to the Company. Variable consideration is estimated at contract inception and updated at the end of each reporting period as additional information becomes available.
Contract Assets and Liabilities - Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing or reimbursable costs related to a specific contract. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. The following table summarizes our contract assets and liabilities balances (in thousands):

	December 29, 2018	October 1, 2018	Change
Contract assets, current (1)	$16,581	$18,328	$(1,747)
Contract assets, non-current (2)	118	118	—
Total contract assets	16,699	18,446	(1,747)
Contract liabilities, current (3)	5,385	2,742	2,643
Contract liabilities, non-current (4)	—	—	—
Total contract liabilities	5,385	2,742	2,643
Net contract asset	$11,314	$15,704	$(4,390)

(1)	Included in prepaid expenses and other on the condensed consolidated balance sheet.

(2)	Included in other non-current assets on the condensed consolidated balance sheet.

(3)	Included in accrued liabilities on the condensed consolidated balance sheet.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheet.
The net decrease in contract assets was primarily driven by invoices to the customer that reduced unbilled receivables. For the thirteen week period ended December 29, 2018, we recognized revenue of $0.2 million that was previously included in the beginning balance of contract liabilities.
See Note 13, “Segments,” for disclosures related to disaggregation of revenue.

6.    EARNINGS PER SHARE (TWO-CLASS METHOD)
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Thirteen Week Periods Ended
	December 29, 2018	December 30, 2017
Numerator for earnings per share:
Net income from continuing operations	$196,042	$312,011
Less dividends paid on participating securities	(24,309)	(56,148)
	$171,733	$255,863
Net income from discontinued operations	—	2,764
Net income applicable to common stock - basic and diluted	$171,733	$258,627
Denominator for basic and diluted earnings per share under the two-class method:
Weighted average common shares outstanding	52,793	52,024
Vested options deemed participating securities	3,473	3,576
Total shares for basic and diluted earnings per share	56,266	55,600

Net earnings per share from continuing operations - basic and diluted	$3.05	$4.60
Net earnings per share from discontinued operations - basic and diluted	—	0.05
Net earnings per share	$3.05	$4.65
7.    INVENTORIES
Inventories are stated at the lower of cost or market. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in thousands):

	December 29, 2018	September 30, 2018
Raw materials and purchased component parts	$581,694	$540,290
Work-in-progress	236,909	237,335
Finished goods	121,834	127,018
Total	940,437	904,643
Reserves for excess and obsolete inventory	(101,732)	(99,351)
Inventories - Net	$838,705	$805,292
8.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in thousands):

	December 29, 2018			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$796,348	$—	$796,348	$799,749	$—	$799,749
Technology	1,348,881	433,382	915,499	1,347,314	416,579	930,735
Order backlog	12,700	7,035	5,665	12,200	5,409	6,791
Other	78,967	23,925	55,042	73,434	22,305	51,129
Total	$2,236,896	$464,342	$1,772,554	$2,232,697	$444,293	$1,788,404

Intangible assets acquired during the thirteen week period ended December 29, 2018 were as follows (in thousands):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$8,256
Trademarks and trade names	2,700
	10,956
Intangible assets subject to amortization:
Technology	2,700	20 years
Order backlog	500	1 year
	3,200	17 years
Total	$14,156
The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended December 29, 2018 and December 30, 2017 was approximately $20.0 million and $17.1 million, respectively. The estimated amortization expense is $76.7 million for fiscal year 2019 and $70.9 million for each of the five succeeding fiscal years 2020 through 2024.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2018 through December 29, 2018 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance - September 30, 2018	$3,677,683	$2,452,332	$93,275	$6,223,290
Goodwill acquired during the year	8,256	—	—	8,256
Purchase price allocation adjustments	738	—	—	738
Currency translation adjustment	—	(3,371)	—	(3,371)
Balance - December 29, 2018	$3,686,677	$2,448,961	$93,275	$6,228,913
9.    DEBT
The Company’s debt consists of the following (in thousands):

	December 29, 2018
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(338)	$—	$299,662
Term loans	$7,599,932	$(66,289)	$(20,076)	$7,513,567
5.50% senior subordinated notes due 2020 (2020 Notes)	550,000	(1,923)	—	548,077
6.00% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(5,141)	—	1,144,859
6.50% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(6,571)	—	1,193,429
6.50% senior subordinated notes due 2025 (2025 Notes)	750,000	(3,373)	3,499	750,126
6.375% senior subordinated notes due 2026 (6.375% 2026 Notes)	950,000	(7,546)	—	942,454
6.875% senior subordinated notes due 2026 (6.875% 2026 Notes)	500,000	(5,561)	(3,488)	490,951
	12,699,932	(96,404)	(20,065)	12,583,463
Less current portion	76,428	(581)	—	75,847
Long-term debt	$12,623,504	$(95,823)	$(20,065)	$12,507,616

	September 30, 2018
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(481)	$—	$299,519
Term loans	$7,599,932	$(69,697)	$(21,030)	$7,509,205
5.50% 2020 Notes	550,000	(2,187)	—	547,813
6.00% 2022 Notes	1,150,000	(5,501)	—	1,144,499
6.50% 2024 Notes	1,200,000	(6,866)	—	1,193,134
6.50% 2025 Notes	750,000	(3,505)	3,636	750,131
6.375% 2026 Notes	950,000	(7,798)	—	942,202
6.875% 2026 Notes	500,000	(5,616)	(3,605)	490,779
	12,699,932	(101,170)	(20,999)	12,577,763
Less current portion	76,427	(610)	—	75,817
Long-term debt	$12,623,505	$(100,560)	$(20,999)	$12,501,946
Accrued interest which is included in accrued liabilities was $117.6 million and $96.6 million as of December 29, 2018 and September 30, 2018, respectively.
10.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended December 29, 2018 and December 30, 2017, the effective income tax rate was 21.5% and (63.4)%, respectively. The Company's higher effective tax rate for the thirteen week period ended December 29, 2018 was primarily due to the discrete benefit recognized in the thirteen week period ended December 30, 2017 related to the remeasurement of deferred tax balances resulting from the provisions of The Tax Cuts and Jobs Act enacted on December 22, 2017 (the "Act"). The Company’s effective tax rate for the period ended December 29, 2018 was higher than the Federal statutory rate of 21% primarily resulting from our net interest expense limitation under IRC Section 163(j) offset by the benefit associated with the deduction for foreign-derived intangible income (FDII) and excess tax benefits for share-based payments. The Company’s effective tax rate for the period ended December 30, 2017 was less than the Federal statutory tax rate primarily due to the discrete adjustment related to the enactment of the Act described above. FDII was introduced, and interest deductibility under IRC Section 163(j) was modified by the Act and were both effective for TD Group beginning the thirteen week period ended December 29, 2018.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, Japan, Malaysia, Mexico, Norway, Singapore, Sri Lanka, Sweden and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2014. The Company is currently under U.S. federal examination for fiscal 2014. In addition, the Company is subject to state income tax examinations for fiscal years 2011 and later.
At December 29, 2018 and September 30, 2018, TD Group had $14.0 million and $14.1 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $13.0 million and $13.1 million on the effective tax rate at December 29, 2018 and September 30, 2018, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $1.4 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Act reduced the U.S. federal corporate tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries. The Company recorded provisional tax benefits of $176.4 million related to the remeasurement of our net U.S. deferred tax liabilities to reflect the reduction in the corporate tax rate. The one-time transition tax is based on our total post-1986 earnings and profits (E&P), the tax on which the Company previously deferred from US income taxes under US tax law. The Company recorded a provisional amount for our one-time transition tax liability for each of our foreign subsidiaries resulting in an aggregate transition tax liability of $30.0 million at September 30, 2018.
Upon further analysis of the Act and notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, the Company finalized its calculations for the deferred remeasurement and the transition tax liability during the thirteen week period ended December 29, 2018. Such finalization did not have a material impact on the Company’s consolidated financial statements. As a result, no adjustment to the provisional tax benefit of $176.4 million for deferred remeasurement or the $30.0 million for transition tax was recorded for the thirteen week period ended

December 29, 2018. The Company has elected to pay the transition tax over an eight-year period as provided for in the Act.
11.    FAIR VALUE MEASUREMENTS
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
The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		December 29, 2018		September 30, 2018
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,337,316	$2,337,316	$2,073,017	$2,073,017
Interest rate cap agreements (1)	2	21,732	21,732	36,160	36,160
Interest rate swap agreements (2)	2	12,424	12,424	11,634	11,634
Interest rate swap agreements (1)	2	4,312	4,312	61,126	61,126
Liabilities:
Interest rate swap agreements (3)	2	614	614	528	528
Interest rate swap agreements (4)	2	26,547	26,547	142	142
Short-term borrowings - trade receivable securitization facility (5)	1	299,662	299,662	299,519	299,519
Long-term debt, including current portion:
Term loans (5)	2	7,513,567	7,125,065	7,509,205	7,607,323
5.50% 2020 Notes (5)	1	548,077	544,500	547,813	548,625
6.00% 2022 Notes (5)	1	1,144,859	1,132,750	1,144,499	1,155,750
6.50% 2024 Notes (5)	1	1,193,429	1,158,000	1,193,134	1,215,000
6.50% 2025 Notes (5)	1	750,126	716,250	750,131	757,500
6.375% 2026 Notes (5)	1	942,454	888,250	942,202	942,875
6.875% 2026 Notes (5)	1	490,951	480,000	490,779	507,500

(1)	Included in other non-current assets on the condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other on the condensed consolidated balance sheet.

(3)	Included in accrued liabilities on the condensed consolidated balance sheet.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheet.

(5)	The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 9, "Debt," for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at December 29, 2018 and September 30, 2018.
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
Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive (loss) income in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in the condensed consolidated statements of income.
The following table summarizes the Company's interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Conversion of Related Variable Rate Debt to Fixed Rate of:
$750	3/31/2016	6/30/2020	Tranche E	5.3% (2.8% plus the 2.5% margin percentage)
$500	6/29/2018	3/31/2025	Tranche E	5.5% (3.0% plus the 2.5% margin percentage)
$750	6/30/2020	6/30/2022	Tranche E	5.0% (2.5% plus the 2.5% margin percentage)
$1,500	6/30/2022	3/31/2025	Tranche E	5.6% (3.1% plus the 2.5% margin percentage)
$1,000	9/30/2014	6/28/2019	Tranche F	4.9% (2.4% plus the 2.5% margin percentage)
$1,000	6/28/2019	6/30/2021	Tranche F	4.3% (1.8% plus the 2.5% margin percentage)
$1,400	6/30/2021	3/31/2023	Tranche F	5.5% (3.0% plus the 2.5% margin percentage)
$500	12/30/2016	12/31/2021	Tranche G	4.4% (1.9% plus the 2.5% margin percentage)
$400	9/30/2017	9/30/2022	Tranche G	4.4% (1.9% plus the 2.5% margin percentage)
$900	12/31/2021	6/28/2024	Tranche G	5.6% (3.1% plus the 2.5% margin percentage)
$400	9/30/2022	6/28/2024	Tranche G	5.5% (3.0% plus the 2.5% margin percentage)

The following table summarizes the Company's interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$750	9/30/2015	6/30/2020	Tranche E	Three month LIBO rate of 2.5%
$750	6/30/2020	6/30/2022	Tranche E	Three month LIBO rate of 2.5%
$400	6/30/2016	6/30/2021	Tranche F	Three month LIBO rate of 2.0%
$400	12/30/2016	12/31/2021	Tranche G	Three month LIBO rate of 2.5%
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

	December 29, 2018		September 30, 2018
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$21,732	$—	$36,160	$—
Interest rate swap agreements	35,960	(46,385)	72,090	—
Total	57,692	(46,385)	108,250	—
Effect of counterparty netting	(19,224)	19,224	670	(670)
Net derivatives as classified in the balance sheet (1)	$38,468	$(27,161)	$108,920	$(670)

(1)	Refer to Note 11, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of December 29, 2018, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest income within the next twelve months is approximately $7.6 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Second Amended and Restated Credit Agreement.  Accordingly, amounts previously recorded as a component of accumulated other comprehensive (loss) income in stockholder’s deficit amortized into interest expense was $1.1 million and $1.0 million for the thirteen week periods ended December 29, 2018 and December 30, 2017, respectively. The accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the cap agreements is $9.9 million with a related tax benefit of $2.3 million as of December 29, 2018.
Effective December 30, 2017, the Company redesignated the existing interest rate swap agreements related to the $750 million, $500 million, $1,000 million and $750 million aggregate notional amounts with swap rates of 5.0%, 4.4%, 4.3% and 5.3%, respectively, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in Amendment No. 4 to the Second Amended and Restated Credit Agreement.  Accordingly, the amount recorded as a component of accumulated other comprehensive (loss) income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive (loss) income in stockholder’s deficit amortized into interest expense was $0.3 million for the thirteen week period ended December 29, 2018. The accumulated other comprehensive income to be reclassified into interest income over the remaining term of the swaps agreements is $0.9 million with a related tax expense of $0.2 million as of December 29, 2018.
Effective March 31, 2018, the Company redesignated the existing interest rate swap agreements related to the $1,000 million and the $400 million aggregate notional amount with swap rates of 4.9% and 4.4%, respectively, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in the refinancing facility agreement dated February 22, 2018 related to the Second Amended and Restated Credit Agreement. Accordingly, the amount recorded as a component of accumulated other comprehensive (loss) income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive (loss) income in stockholder’s deficit amortized into interest income was $0.7 million for the thirteen week period ended December 29, 2018. The accumulated other comprehensive income to be reclassified into interest income over the remaining term of the swaps agreements is $10.7 million with a related tax expense of $2.5 million as of December 29, 2018.
13.    SEGMENTS
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
The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include seat belts and safety restraints for ground transportation applications, mechanical/electro-mechanical actuators and controls for space applications, hydraulic/electromechanical actuators and fuel valves for land based gas turbines, and refueling systems for heavy equipment used in mining, construction and other industries and turbine controls for the energy and oil and gas markets. Primary customers of this segment are off-road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers, manufacturers of heavy equipment used in mining, construction and other industries and turbine original equipment manufacturers, gas pipeline builders and electric utilities.
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including refinancing costs, acquisition-related costs, transaction-related costs, foreign currency gains and losses, and non-cash compensation charges incurred in connection with the Company’s stock option plans. Acquisition-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction related costs comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended
	December 29, 2018	December 30, 2017
Net sales to external customers
Power & Control
Commercial OEM	132,601	115,593
Commercial Aftermarket	157,507	149,516
Defense	270,201	217,609
Total Power & Control	$560,309	$482,718

Airframe
Commercial OEM	133,146	106,501
Commercial Aftermarket	177,034	158,237
Defense	88,640	68,654
Total Airframe	398,820	333,392

Total Non-aviation	34,173	31,850
	$993,302	$847,960
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Thirteen Week Periods Ended
	December 29, 2018	December 30, 2017
EBITDA As Defined
Power & Control	$299,933	$244,775
Airframe	191,480	158,419
Non-aviation	10,719	8,996
Total segment EBITDA As Defined	502,132	412,190
Unallocated corporate expenses	15,444	10,657
Total Company EBITDA As Defined	486,688	401,533
Depreciation and amortization expense	35,418	30,639
Interest expense - net	172,000	160,933
Acquisition-related costs	11,739	2,074
Stock compensation expense	17,730	11,113
Refinancing costs	136	1,113
Other, net	(99)	4,697
Income from continuing operations before income taxes	$249,764	$190,964
The following table presents total assets by segment (in thousands):

	December 29, 2018	September 30, 2018
Total assets
Power & Control	$5,737,549	$5,698,524
Airframe	4,094,626	4,091,011
Non-aviation	232,756	234,770
Corporate	2,324,347	2,173,162
	$12,389,278	$12,197,467
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

14.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of accumulated other comprehensive (loss) income, net of taxes, for the thirteen week period ended December 29, 2018 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity	Currency translation adjustment	Total
Balance at September 30, 2018	$67,191	$(10,729)	$(52,362)	$4,100
Current-period other comprehensive loss	(74,394)	—	(11,228)	(85,622)
Amounts reclassified from AOCI related to interest rate swap and cap agreements	529	—	—	529
Balance at December 29, 2018	$(6,674)	$(10,729)	$(63,590)	$(80,993)

(1)
Unrealized (loss) gain represents interest rate swap and cap agreements, net of taxes of $22,270 and $(10,435) for the thirteen week periods ended December 29, 2018 and December 30, 2017, respectively.

A summary of reclassifications out of accumulated other comprehensive (loss) income for the thirteen week periods ended December 29, 2018 and December 30, 2017 is provided below (in thousands):

	Amount reclassified
	Thirteen Week Periods Ended
Description of reclassifications out of accumulated other comprehensive (loss) income	December 29, 2018	December 30, 2017
Amortization from redesignated interest rate swap and cap agreements (1)	$692	$970
Deferred tax benefit from redesignated interest rate swap and cap agreements	(163)	(267)
Losses reclassified into earnings, net of tax	$529	$703

(1)	This component of accumulated other comprehensive loss is included in interest expense (see Note 12, “Derivatives and Hedging Activities,” for additional information).
16.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm Inc.’s 2020 Notes, 2022 Notes, 2024 Notes, 2025 Notes and 6.375% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK Holdings plc ("TransDigm UK") and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the applicable Indentures. TransDigm UK's 6.875% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and TransDigm Inc.'s Domestic Restricted Subsidiaries as defined in the applicable indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of December 29, 2018 and September 30, 2018 and its statements of income and comprehensive income and cash flows for the thirteen week periods ended December 29, 2018 and December 30, 2017 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, excluding TransDigm UK, (iii) TransDigm UK (iv) the Subsidiary Guarantors (other than TransDigm UK) on a combined basis, (v) Non-Guarantor Subsidiaries and (vi) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 29, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,540	$2,231,849	$268	$(1,219)	$99,878	$—	$2,337,316
Trade accounts receivable - Net	—	—	—	5,704	651,980	—	657,684
Inventories - Net	—	46,203	—	672,103	124,856	(4,457)	838,705
Prepaid expenses and other	—	51,813	—	27,749	13,351	—	92,913
Total current assets	6,540	2,329,865	268	704,337	890,065	(4,457)	3,926,618
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,673,433)	10,345,860	1,104,265	9,609,274	2,178,915	(21,564,881)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	15,541	—	320,898	59,531	—	395,970
GOODWILL	—	82,924	—	5,472,406	673,583	—	6,228,913
OTHER INTANGIBLE ASSETS - NET	—	26,131	—	1,508,131	238,292	—	1,772,554
DERIVATIVE ASSETS	—	26,044	—	—	—	—	26,044
OTHER	—	3,807	—	29,269	6,103	—	39,179
TOTAL ASSETS	$(1,666,893)	$12,830,172	$1,104,533	$17,644,315	$4,046,489	$(21,569,338)	$12,389,278
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$75,847	$—	$—	$—	$—	$75,847
Short-term borrowings - trade receivable securitization facility	—	—	—	—	299,662	—	299,662
Accounts payable	—	17,374	—	118,609	40,027	—	176,010
Accrued liabilities	—	204,918	4,298	130,885	59,646	—	399,747
Total current liabilities	—	298,139	4,298	249,494	399,335	—	951,266
LONG-TERM DEBT	—	12,016,665	490,951	—	—	—	12,507,616
DEFERRED INCOME TAXES	—	318,839	—	(264)	56,473	—	375,048
OTHER NON-CURRENT LIABILITIES	—	100,454	—	99,567	22,220	—	222,241
Total liabilities	—	12,734,097	495,249	348,797	478,028	—	14,056,171
STOCKHOLDERS’ (DEFICIT) EQUITY	(1,666,893)	96,075	609,284	17,295,518	3,568,461	(21,569,338)	(1,666,893)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,666,893)	$12,830,172	$1,104,533	$17,644,315	$4,046,489	$(21,569,338)	$12,389,278

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$389	$1,821,437	$125	$(1,763)	$252,829	$—	$2,073,017
Trade accounts receivable - Net	—	—	—	40,916	663,394	—	704,310
Inventories - Net	—	45,262	—	648,574	115,913	(4,457)	805,292
Prepaid expenses and other	—	16,231	—	47,020	11,417	—	74,668
Total current assets	389	1,882,930	125	734,747	1,043,553	(4,457)	3,657,287
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,808,860)	10,459,497	1,099,886	8,928,726	2,160,236	(20,839,485)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	15,562	—	319,567	53,204	—	388,333
GOODWILL	—	97,002	—	5,466,148	660,140	—	6,223,290
OTHER INTANGIBLE ASSETS - NET	—	31,362	—	1,514,983	242,059	—	1,788,404
DERIVATIVE ASSETS	—	97,286	—	—	—	—	97,286
OTHER	—	7,347	—	29,805	5,715	—	42,867
TOTAL ASSETS	$(1,808,471)	$12,590,986	$1,100,011	$16,993,976	$4,164,907	$(20,843,942)	$12,197,467
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$75,817	$—	$—	$—	$—	$75,817
Short-term borrowings - trade receivable securitization facility	—	—	—	—	299,519	—	299,519
Accounts payable	—	18,470	—	115,735	39,398	—	173,603
Accrued liabilities	—	118,600	13,274	162,618	56,951	—	351,443
Total current liabilities	—	212,887	13,274	278,353	395,868	—	900,382
LONG-TERM DEBT	—	12,011,166	490,780	—	—	—	12,501,946
DEFERRED INCOME TAXES	—	345,357	—	(2,329)	56,468	—	399,496
OTHER NON-CURRENT LIABILITIES	—	77,573	—	104,829	21,712	—	204,114
Total liabilities	—	12,646,983	504,054	380,853	474,048	—	14,005,938
STOCKHOLDERS’ (DEFICIT) EQUITY	(1,808,471)	(55,997)	595,957	16,613,123	3,690,859	(20,843,942)	(1,808,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,808,471)	$12,590,986	$1,100,011	$16,993,976	$4,164,907	$(20,843,942)	$12,197,467

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$41,264	$—	$809,513	$161,595	$(19,070)	$993,302
COST OF SALES	—	22,971	—	338,473	86,811	(19,070)	429,185
GROSS PROFIT	—	18,293	—	471,040	74,784	—	564,117
SELLING AND ADMINISTRATIVE EXPENSES	—	41,432	—	64,214	16,537	—	122,183
AMORTIZATION OF INTANGIBLE ASSETS	—	230	—	17,753	2,051	—	20,034
(LOSS) INCOME FROM OPERATIONS	—	(23,369)	—	389,073	56,196	—	421,900
INTEREST EXPENSE (INCOME) - NET	—	175,634	4,672	323	(8,629)	—	172,000
REFINANCING COSTS	—	136	—	—	—	—	136
EQUITY IN INCOME OF SUBSIDIARIES	(196,042)	(324,644)	—	—	—	520,686	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	196,042	125,505	(4,672)	388,750	64,825	(520,686)	249,764
INCOME TAX PROVISION	—	(70,537)	—	118,607	5,652	—	53,722
INCOME FROM CONTINUING OPERATIONS	196,042	196,042	(4,672)	270,143	59,173	(520,686)	196,042
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—	—
NET INCOME	$196,042	$196,042	$(4,672)	$270,143	$59,173	$(520,686)	$196,042
OTHER COMPREHENSIVE INCOME, NET OF TAX	(85,093)	(73,864)	—	11,816	(13,085)	75,133	(85,093)
TOTAL COMPREHENSIVE INCOME	$110,949	$122,178	$(4,672)	$281,959	$46,088	$(445,553)	$110,949

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 30, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$36,128	$—	$685,362	$145,530	$(19,060)	$847,960
COST OF SALES	—	19,964	—	277,662	91,387	(17,703)	371,310
GROSS PROFIT	—	16,164	—	407,700	54,143	(1,357)	476,650
SELLING AND ADMINISTRATIVE EXPENSES	—	24,519	—	(85,640)	165,430	2,219	106,528
AMORTIZATION OF INTANGIBLE ASSETS	—	357	—	14,693	2,062	—	17,112
(LOSS) INCOME FROM OPERATIONS	—	(8,712)	—	478,647	(113,349)	(3,576)	353,010
INTEREST EXPENSE (INCOME) - NET	—	165,860	—	281	(5,208)	—	160,933
REFINANCING COSTS	—	1,113	—	—	—	—	1,113
EQUITY IN INCOME OF SUBSIDIARIES	(314,775)	(309,919)	—	—	—	624,694	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	314,775	134,234	—	478,366	(108,141)	(628,270)	190,964
INCOME TAX PROVISION	—	(180,541)	—	54,938	4,556	—	(121,047)
INCOME FROM CONTINUING OPERATIONS	314,775	314,775	—	423,428	(112,697)	(628,270)	312,011
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	1,686	1,078	—	2,764
NET INCOME	$314,775	$314,775	$—	$425,114	$(111,619)	$(628,270)	$314,775
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	23,400	18,932	—	8,975	13,419	(41,326)	23,400
TOTAL COMPREHENSIVE INCOME	$338,175	$333,707	$—	$434,089	$(98,200)	$(669,596)	$338,175

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(19,362)	$(106)	$284,915	$64,441	$—	$329,888
INVESTING ACTIVITIES:
Capital expenditures	—	(623)	—	(19,110)	(4,072)	—	(23,805)
Payments made in connection with acquisitions	—	—	—	(28,718)	—	—	(28,718)
Net cash used in investing activities	—	(623)	—	(47,828)	(4,072)	—	(52,523)
FINANCING ACTIVITIES:
Intercompany activities	16,286	430,458	448	(236,543)	(210,649)	—	—
Proceeds from exercise of stock options	14,174	—	—	—	—	—	14,174
Dividend equivalent payments	(24,309)	—	—	—	—	—	(24,309)
Other	—	(61)	(199)	—	—	—	(260)
Net cash provided by (used in) financing activities	6,151	430,397	249	(236,543)	(210,649)	—	(10,395)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	(2,671)	—	(2,671)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,151	410,412	143	544	(152,951)	—	264,299
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	389	1,821,437	125	(1,763)	252,829	—	2,073,017
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,540	$2,231,849	$268	$(1,219)	$99,878	$—	$2,337,316

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 30, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(157,604)	$—	$482,518	$(30,324)	$(1,779)	$292,811
INVESTING ACTIVITIES:
Capital expenditures	—	(268)	—	(13,836)	(1,186)	—	(15,290)
Net cash used in investing activities	—	(268)	—	(13,836)	(1,186)	—	(15,290)
FINANCING ACTIVITIES:
Intercompany activities	50,213	499,177	—	(468,165)	(83,004)	1,779	—
Proceeds from exercise of stock options	7,290	—	—	—	—	—	7,290
Special dividend and dividend equivalent payments	(56,148)	—	—	—	—	—	(56,148)
Proceeds from term loans, net	—	793,864	—	—	—	—	793,864
Repayment on term loans	—	(815,631)	—	—	—	—	(815,631)
Other	(279)	(83)	—	—	—	—	(362)
Net cash provided by (used in) financing activities	1,076	477,327	—	(468,165)	(83,004)	1,779	(70,987)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	767	—	767
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,076	319,455	—	517	(113,747)	—	207,301
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,416	439,473	—	(203)	208,875	—	650,561
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,492	$758,928	$—	$314	$95,128	$—	$857,862
16.    SUBSEQUENT EVENTS
On January 30, 2019, the Company entered into a purchase agreement in connection with a private offering of $3.8 billion aggregate principal amount in 6.25% senior secured notes due 2026 (the “first secured notes offering”). In addition, on February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $200 million aggregate principal amount of 6.25% senior secured notes due 2026 (the “second secured notes offering”). All $4.0 billion aggregate principal amount of the secured notes will constitute a single class and will be issued under a single indenture. The notes in the first secured notes offering will be issued at a price of 100% of their principal amount and the notes in the second secured notes offering will be issued at a price of 101% of their principal amount. The Notes will be guaranteed, with certain exceptions, by TransDigm Group, TransDigm UK and all of TransDigm Inc.’s existing and future U.S. subsidiaries on a senior secured basis. The Company expects the secured notes offerings to close on or about February 13, 2019, subject to customary closing conditions. The Company intends to use the net proceeds from the secured notes offerings to fund the purchase price of the Esterline acquisition.
On February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $550 million in new 7.50% senior subordinated notes due 2027. The offering is expected to close on February 13, 2019, subject to customary closing conditions. The net proceeds, plus existing cash on hand, are intended to be used to redeem all of the Company's outstanding 2020 Notes. Upon the redemption of the 2020 notes, approximately $2 million of unamortized debt issuance costs will be written off.

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
For the first quarter of fiscal 2019, we generated net sales of $993.3 million and net income of $196.0 million. EBITDA As Defined was $486.7 million, or 49.0% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Other than the adoption of ASC 606, "Revenue from Contracts with Customers," there have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the fiscal year ended September 30, 2018. Refer to Note 4, "Recent Accounting Pronouncements," and Note 5, "Revenue Recognition," for a discussion of accounting standards recently adopted or required to be adopted in the future.
Acquisitions
Recent acquisitions are described in Note 3, “Acquisitions and Divestitures,” to the condensed consolidated financial statements included herein.
Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	December 29, 2018	% of Sales	December 30, 2017	% of Sales
Net sales	$993,302	100.0%	$847,960	100.0%
Cost of sales	429,185	43.2%	371,310	43.8%
Selling and administrative expenses	122,183	12.3%	106,528	12.6%
Amortization of intangible assets	20,034	2.0%	17,112	2.0%
Income from operations	421,900	42.5%	353,010	41.6%
Interest expense, net	172,000	17.4%	160,933	19.0%
Refinancing costs	136	—%	1,113	0.1%
Income tax provision	53,722	5.4%	(121,047)	(14.3)%
Income from continuing operations	$196,042	19.7%	$312,011	36.8%
Income from discontinued operations, net of tax	—	—%	2,764	0.3%
Net income	$196,042	19.7%	$314,775	37.1%
Changes in Results of Operations
Thirteen week period ended December 29, 2018 compared with the thirteen week period ended December 30, 2017
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended December 29, 2018 and December 30, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	December 29, 2018	December 30, 2017	Change
Organic sales	$946.5	$848.0	$98.5	11.6%
Acquisition sales	46.8	—	46.8	5.5%
	$993.3	$848.0	$145.3	17.1%
The increase in organic sales is primarily related to an increase in defense sales of $46.2 million, or 16.1%, an increase in commercial OEM sales of $29.5 million, or 13.8%, and an increase in commercial aftermarket sales of $19.6 million, or 6.5%.
Acquisition sales represent sales of acquired businesses prior to the application of the Company's core value-driven operating strategies impacting sales (i.e., obtaining profitable new business and providing highly engineered value-added products to customers) for the period up to one year subsequent to their respective acquisition dates. The amount of acquisition sales shown in the table above for the thirteen week period ended December 29, 2018 were attributable to the acquisitions of Skandia, Extant (including Extant's acquisition of NavCom), and Kirkhill described in Note 3, "Acquisitions and Divestitures."

•
Cost of Sales and Gross Profit. Cost of sales increased by $57.9 million, or 15.6%, to $429.2 million for the thirteen week period ended December 29, 2018 compared to $371.3 million for the thirteen week period ended December 30, 2017. Cost of sales and the related percentage of total sales for the thirteen week periods ended December 29, 2018 and December 30, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 29, 2018	December 30, 2017	Change	% Change
Cost of sales - excluding costs below	$423.3	$366.5	$56.8	15.5%
% of total sales	42.6%	43.3%
Foreign currency (gain) loss	(1.7)	2.8	(4.5)	(160.7)%
% of total sales	(0.2)%	0.3%
Inventory purchase accounting adjustments	4.1	—	4.1	100.0%
% of total sales	0.4%	—%
Stock compensation expense	1.8	1.1	0.7	63.6%
% of total sales	0.2%	0.1%
Acquisition integration costs	1.7	0.9	0.8	88.9%
% of total sales	0.2%	0.1%
Total cost of sales	$429.2	$371.3	$57.9	15.6%
% of total sales	43.2%	43.8%
Gross profit	$564.1	$476.7	$87.4	18.3%
Gross profit percentage	56.8%	56.2%	0.6
The net increase in the dollar amount of cost of sales during the thirteen week period ended December 29, 2018 was primarily due to increased volume associated with the sales from acquisitions and organic sales growth from the commercial OEM, commercial aftermarket and defense markets. Partially offsetting the net increase in cost of sales were gains in foreign currency as presented in the table above.
Gross profit as a percentage of sales increased by 0.6 percentage points to 56.8% for the thirteen week period ended December 29, 2018 from 56.2% for the thirteen week period ended December 30, 2017. The dollar amount of gross profit increased by $87.4 million, or 18.3%, for the quarter ended December 29, 2018 compared to the comparable quarter in the prior year due to the following items:

•
Gross profit on the sales from acquisitions (excluding acquisition-related costs) was approximately $11.6 million for the quarter ended December 29, 2018, which represented gross profit of approximately 25% of the acquisition sales.

•
Organic sales growth as described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $76.9 million for the quarter ended December 29, 2018.

•
This increases in gross profit were offset by an increase of $4.1 million in inventory purchase accounting adjustments, an increase of $0.8 million in acquisition integration costs, and an increase of $0.7 million in stock compensation expense partially offset by $4.5 million in foreign currency gains primarily due to the U.S. dollar appreciating against the Euro.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $15.7 million to $122.2 million, or 12.3% of sales, for the thirteen week period ended December 29, 2018 from $106.5 million, or 12.6% of sales, for the thirteen week period ended December 30, 2017. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended December 29, 2018 and December 30, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 29, 2018	December 30, 2017	Change	% Change
Selling and administrative expenses - excluding costs below	$100.3	$95.4	$4.9	5.1%
% of total sales	10.1%	11.3%
Stock compensation expense	16.0	10.0	6.0	60.0%
% of total sales	1.6%	1.2%
Acquisition-related expenses	5.9	1.1	4.8	436.4%
% of total sales	0.6%	0.1%
Total selling and administrative expenses	$122.2	$106.5	$15.7	14.7%
% of total sales	12.3%	12.6%
The increase in the dollar amount of selling and administrative expenses during the quarter ended December 29, 2018 is primarily due to higher stock compensation expense of $6.0 million, higher acquisition-related expenses of $4.8 million, and higher selling and administrative expenses resulting from the businesses acquired in fiscal 2018 and fiscal 2019.

•
Amortization of Intangible Assets. Amortization of intangible assets was $20.0 million for the quarter ended December 29, 2018 compared to $17.1 million in the quarter ended December 30, 2017. The increase in amortization expense of $2.9 million was primarily due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2018 acquisitions of Skandia, Extant and Kirkhill and the fiscal 2019 acquisition of NavCom.

•
Refinancing Costs. Refinancing costs of $0.1 million were recorded for the quarter ended December 29, 2018. Refinancing costs of $1.1 million were recorded for the quarter ended December 30, 2017 representing debt issuance costs expensed in connection with the debt financing activity during the previous fiscal year.

•
Interest Expense-Net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $11.1 million, or 6.9%, to $172.0 million for the quarter ended December 29, 2018 from $160.9 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $13.0 billion for the quarter ended December 29, 2018 and approximately $11.9 billion for the quarter ended December 30, 2017. The increase in weighted average level of borrowings was primarily due to the activity in the third quarter of fiscal 2018 consisting of the issuance of additional term loans of $700 million (gross) and issuance of $500 million in new 6.875% 2026 Notes. The increases in new debt described above were partially offset by principal payments on the term loans over the comparable period. The weighted average interest rate for cash interest payments on the total borrowings outstanding at December 29, 2018 was 5.4%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 21.5% for the quarter ended December 29, 2018 compared to (63.4)% for the quarter ended December 30, 2017. The Company's higher effective tax rate for the thirteen week period ended December 29, 2018 was primarily due to the discrete benefit recognized in the thirteen week period ended December 30, 2017 related to the remeasurement of deferred tax balances resulting from the provisions of the Tax Cuts and Jobs Act described in Note 10, "Income Taxes." The Company’s effective tax rate for the period ended December 29, 2018 was higher than the Federal statutory rate of 21% primarily resulting from our net interest expense limitation under IRC Section 163(j) offset by the benefit associated with the deduction for foreign-derived intangible income (FDII) and excess tax benefits for share-based payments.

•
Income from Discontinued Operations. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million which includes a working capital adjustment of $0.3 million that was paid in July 2018. There was no activity from the discontinued operations for the quarter ended December 29, 2018. Income from discontinued operations was $2.8 million for the quarter ended December 30, 2017.

•
Net Income. Net income decreased $118.8 million, or 37.7%, to $196.0 million for the quarter ended December 29, 2018 compared to net income of $314.8 million for the quarter ended December 30, 2017, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $3.05 for the quarter ended December 29, 2018 and $4.65 per share for the quarter ended December 30, 2017. There was no impact on earnings per share from discontinued operations for the quarter ended December 29, 2018. For the quarter ended December 30, 2017, basic and diluted earnings per share from continuing operations and discontinued operations were $4.60 and $0.05, respectively. Net income for the quarter ended December 29, 2018 of $196.0 million was decreased by dividend equivalent payments of $24.3 million resulting in net income available to common shareholders of $171.7 million. Net income for the quarter ended December 30, 2017 of $314.8 million was decreased by dividend equivalent payments of $56.2 million resulting in net income available to common shareholders of $258.6 million.
Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended December 29, 2018 and December 30, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 29, 2018	% of Sales	December 30, 2017	% of Sales	Change	% Change
Power & Control	$560.3	56.4%	$482.7	56.9%	$77.6	16.1%
Airframe	398.8	40.2%	333.4	39.3%	65.4	19.6%
Non-aviation	34.2	3.4%	31.9	3.8%	2.3	7.2%
	$993.3	100.0%	$848.0	100.0%	$145.3	17.1%
Acquisition sales for the Power & Control segment totaled $21.5 million, an increase of 4.5%, resulting from the acquisition of Extant (including Extant's acquisition of NavCom). Organic sales for the Power & Control segment increased $56.1 million, an increase of 11.6%, for the thirteen week period ended December 29, 2018 compared to the thirteen week period ended December 30, 2017. The organic sales increase resulted from increases in defense sales ($33.2 million, an increase of 15.2%), commercial OEM sales ($15.9 million, an increase of 14.9%) and commercial aftermarket sales ($6.0 million, an increase of 4.1%).
Acquisition sales for the Airframe segment totaled $25.3 million, or an increase of 7.6%, resulting from the acquisitions of Skandia and Kirkhill. Organic sales for the Airframe segment increased $40.1 million, an increase of 12.0%, for the thirteen week period ended December 29, 2018 compared to the thirteen week period ended December 30, 2017. The organic sales increase resulted from increases in commercial aftermarket sales ($13.8 million, an increase of 8.7%), commercial OEM sales ($13.7 million, an increase of 13.1%) and defense sales ($13.0 million, an increase of 19.0%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended December 29, 2018 and December 30, 2017 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 29, 2018	% of Segment Sales	December 30, 2017	% of Segment Sales	Change	% Change
Power & Control	$299.9	53.5%	$244.8	50.7%	$55.1	22.5%
Airframe	191.5	48.0%	158.4	47.5%	33.1	20.9%
Non-aviation	10.7	31.4%	9.0	28.2%	1.7	18.9%
	$502.1	50.6%	$412.2	48.6%	$89.9	21.8%
EBITDA As Defined for the Power & Control segment from the acquisition of Extant (including Extant's acquisition of NavCom) prior to the application of our core value-driven operating strategies (i.e., obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) was approximately $10.4 million. Organic EBITDA As Defined for the Power & Control segment increased approximately $44.7 million, an increase of 18.3%, resulting from organic sales growth in defense, commercial OEM, and commercial aftermarket sales along with the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the acquisitions of Skandia and Kirkhill prior to the application of our core value-driven operating strategies was approximately $(1.9) million. Including the impact of our core value-driven operating strategies (which are categorized as "organic" improvement), the EBITDA as Defined contribution from the acquisitions of Skandia and Kirkhill was $9.2 million for the thirteen week period ended December 29, 2018. Organic EBITDA As Defined for the Airframe segment increased approximately $35.0 million, an increase of 22.0%, resulting from organic sales growth in the commercial aftermarket, commercial OEM and defense sales along with the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Backlog
As of December 29, 2018, the Company estimated its sales order backlog at $2,181 million compared to an estimated sales order backlog of $1,706 million as of December 30, 2017. The increase in backlog is due to growth from recent acquisitions and organic growth in the commercial aftermarket, commercial OEM and defense markets. The majority of the purchase orders outstanding as of December 29, 2018 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 29, 2018 may not necessarily represent the actual amount of shipments or sales for any future period.
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
As a result of the additional debt financing during the fiscal year ended September 30, 2018, and anticipated financing transactions described in the paragraphs below and in Note 16, "Subsequent Events," to the condensed consolidated financial statements, interest payments will increase going forward in accordance with the terms of the related debt agreements. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide more than sufficient cash provided by operating activities to meet our interest obligations and liquidity needs.  We believe our cash provided by operating activities and available borrowing capacity will enable us to make opportunistic investments in our own stock, make strategic business combinations and/or pay dividends to our shareholders.
In connection with the merger agreement to acquire Esterline for approximately $4.0 billion, the Company entered into a commitment letter for a senior secured term facility up to $3.7 billion. On January 30, 2019, in lieu of the term loans borrowings contemplated by the commitment letter, the Company entered into a purchase agreement in connection with a private offering of $3.8 billion aggregate principal amount in 6.25% senior secured notes (“first secured notes offering”) due 2026. In addition, on February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $200 million aggregate principal amount of 6.25% senior secured notes (the “second secured notes offering”) due 2026. All $4.0 billion aggregate principal amount of the secured notes offering will constitute a single class of notes and will be issued under a single indenture offering. The first secured notes offering will be issued at a price of 100% of their principal amount and the second secured notes offering will be issued at a price of 101% of their principal amount. The Notes will be guaranteed, with certain exceptions, by TransDigm Group, TransDigm UK and all of TransDigm Inc.’s existing and future U.S. subsidiaries on a senior subordinated basis or senior secured basis, as applicable. The Company expects the secured notes offerings to close on or about February 13, 2019, subject to customary closing conditions. The Company intends to use the net proceeds from the secured notes offerings to fund the purchase price of the Esterline acquisition.
All required regulatory reviews of the Esterline acquisition are complete, other than the European Commission antitrust review and the French foreign investment review. Subject to satisfactory completion of these reviews and other customary closing conditions, the Company currently expects the closing of the acquisition to occur in March or April 2019.
On February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $550 million in 7.50% new senior subordinated notes of TransDigm, Inc., a wholly-owned subsidiary of TransDigm Group, due in March 2027, pursuant to a confidential offering memorandum in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. The offering is expected to close on February 13, 2019, subject to customary closing conditions. The net proceeds, plus existing cash on hand, are intended to be used to redeem all of the outstanding 2020 Notes. Upon the redemption of the 2020 notes, approximately $2 million of unamortized debt issuance costs will be written off.
In the future, the Company may increase its borrowings in connection with acquisitions, if cash flows from operating activities become insufficient to fund current operations or for other short-term cash needs or for stock repurchases or special dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.
Operating Activities. The Company generated $329.9 million of net cash from operating activities during the thirteen week period ended December 29, 2018 compared to $292.8 million during the thirteen week period ended December 30, 2017. The net increase of $37.1 million is primarily attributable to an increase in income from continuing operations before taxes of $58.8 million offset by an unfavorable change in working capital accounts, other assets, and accrual accounts of $29.2 million.
The change in accounts receivable during the thirteen week period ended December 29, 2018 was a source of cash of $45.4 million compared to a source of cash of $81.2 million during the thirteen week period ended December 30, 2017. The decrease in the source of cash of $35.8 million is attributable to an increase in sales during the thirteen week period ended December 29, 2018 compared to the same period in fiscal year 2018 and the related timing of receipt of payment on those sales.
The change in inventories during the thirteen week period ended December 29, 2018 was a use of cash of $25.4 million compared to a use of cash of $12.5 million during the thirteen week period ended December 30, 2017. The increase in the use of cash of $12.9 million is primarily attributable to an increase in raw materials inventory in response to the growth in backlog.
The change in accounts payable during the thirteen week period ended December 29, 2018 was a source of cash of $2.9 million compared to a use of cash of $4.4 million during the thirteen week period ended December 30, 2017. The increase in the source of cash of $7.3 million was primarily attributable to the timing of payments to vendors in connection with continued efforts to improve working capital management.
Investing Activities. Net cash used in investing activities was $52.5 million during the thirteen week period ended December 29, 2018 consisting of capital expenditures of $23.8 million and payments for acquisitions of $28.7 million which primarily consisted of Extant's acquisition of NavCom for approximately $27.0 million.
Net cash used in investing activities of $15.3 million during the thirteen week period ended December 30, 2017 which consisted exclusively of capital expenditures.
Financing Activities. Net cash used financing activities during the thirteen week period ended December 29, 2018 was $10.4 million. The use of cash was primarily attributable to the payment of $24.3 million in dividend equivalent payments partially offset by $14.2 million in proceeds from stock option exercises.
Net cash used in financing activities during the thirteen week period ended December 30, 2017 was $71.0 million. The use of cash was primarily related to the payment of $56.1 million in dividend equivalent payments and $17.4 million in debt service payments on term loans slightly offset by $7.3 million in proceeds from stock option exercises.

Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,599.9 million in fully drawn term loans (the “Term Loans Facility”) and a $600.0 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of December 29, 2018):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,243.7 million	May 30, 2025	LIBO rate + 2.5%
Tranche F	$3,559.9 million	June 9, 2023	LIBO rate + 2.5%
Tranche G	$1,796.3 million	August 22, 2024	LIBO rate + 2.5%
The Term Loans Facility requires quarterly aggregate principal payments of $19.1 million. The revolving commitments consist of two tranches which includes up to $99.4 million of multicurrency revolving commitments. At December 29, 2018, the Company had $16.1 million in letters of credit outstanding and $583.9 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate related to the tranche E, tranche F and tranche G term loans are not subject to a floor. For the thirteen week period ended December 29, 2018, the applicable interest rates ranged from approximately 4.7% to 4.8% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 12, “Derivatives and Hedging Activities,” to the condensed consolidated financial statements included herein.
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
On January 30, 2019, the Company entered into a purchase agreement in connection with a private offering of $3.8 billion aggregate principal amount in 6.25% senior secured notes due 2026 (the “first secured notes offering”). In addition, on February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $200 million aggregate principal amount of 6.25% senior secured notes due 2026 (the “second secured notes offering”). All $4.0 billion aggregate principal amount of the secured notes will constitute a single class and will be issued under a single indenture. The notes in the first secured notes offering will be issued at a price of 100% of their principal amount and the notes in the second secured notes offering will be issued at a price of 101% of their principal amount. The Notes will be guaranteed, with certain exceptions, by TransDigm Group, TransDigm UK and all of TransDigm Inc.’s existing and future U.S. subsidiaries on a senior secured basis. The Company expects the secured notes offerings to close on or about February 13, 2019, subject to customary closing conditions.
On February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $550 million in new 7.50% senior subordinated notes. The offering is expected to close on February 13, 2019, subject to customary closing conditions. The net proceeds, plus existing cash on hand, are intended to be used to redeem all of the Company's outstanding 2020 Notes.
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
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended December 29, 2018.
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
As of December 29, 2018, the Company was in compliance with all of its debt covenants.
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
On July 31, 2018, the Company amended the Securitization Facility to increase the borrowing capacity to $350 million and extend the maturity date to July 31, 2019. As of December 29, 2018, the Company has borrowed $300 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the quarter and year-to-date period ended December 29, 2018. As of December 29, 2018, the entire $650 million of repurchases allowable under the program remained, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	December 29, 2018	December 30, 2017
	(in thousands)
Net income	$196,042	$314,775
Less: Income from discontinued operations, net of tax(1)	—	2,764
Income from continuing operations	196,042	312,011
Adjustments:
Depreciation and amortization expense	35,418	30,639
Interest expense, net	172,000	160,933
Income tax provision	53,722	(121,047)
EBITDA	457,182	382,536
Adjustments:
Inventory purchase accounting adjustments(2)	4,120	—
Acquisition integration costs(3)	2,226	1,349
Acquisition transaction-related expenses(4)	5,393	725
Non-cash stock compensation expense(5)	17,730	11,113
Refinancing costs(6)	136	1,113
Other, net(7)	(99)	4,697
EBITDA As Defined	$486,688	$401,533

(1)	Refer to Note 3, "Acquisitions and Divestitures," to the condensed consolidated financial statements included herein for further information.

(2)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(4)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(5)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)	Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended
	December 29, 2018	December 30, 2017
	(in thousands)
Net cash provided by operating activities	$329,888	$292,811
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(74,592)	(101,926)
Interest expense, net (1)	166,033	155,614
Income tax provision - current	53,719	49,090
Non-cash stock compensation expense (2)	(17,730)	(11,113)
Refinancing costs (6)	(136)	(1,113)
EBITDA from discontinued operations (8)	—	(827)
EBITDA	457,182	382,536
Adjustments:
Inventory purchase accounting adjustments (3)	4,120	—
Acquisition integration costs (4)	2,226	1,349
Acquisition transaction-related expenses (5)	5,393	725
Non-cash stock compensation expense (2)	17,730	11,113
Refinancing costs (6)	136	1,113
Other, net (7)	(99)	4,697
EBITDA As Defined	$486,688	$401,533

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)	Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises and gain or loss on sale of fixed assets.

(8)	Refer to Note 3, "Acquisitions and Divestitures," to the condensed consolidated financial statements included herein for further information.

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
ITEM 4. CONTROLS AND PROCEDURES
As of December 29, 2018, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 29, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed on November 9, 2018. There have been no material changes to the risk factors set forth therein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the thirteen week period ended December 29, 2018. As of December 29, 2018, the entire $650 million of repurchases allowable under the program remained, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated as of October 9, 2018, by and among Esterline Technologies Corporation, TransDigm Group Incorporated and Thunderbird Merger Sub Inc. (Incorporated by reference to Exhibit 2.1 to TransDigm Group Incorporated's Current Report on Form 8-K filed on October 11, 2018)

2.2
First Amendment to Agreement and Plan of Merger dated as of October 10, 2018, by and among Esterline Technologies Corporation, TransDigm Group Incorporated and Thunderbird Merger Sub Inc. (Incorporated by reference to Exhibit 2.2 to TransDigm Group Incorporated's Current Report on Form 8-K filed on October 11, 2018)

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2019
Kevin Stein

/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	February 6, 2019
Michael Lisman