Form 10-Q
period 2019-03-30
TransDigm Group INC
filed 2019-05-08
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 30, 2019

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, $0.01 par value	TDG	New York Stock Exchange
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 53,179,914 as of April 30, 2019.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	March 30, 2019	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,441,336	$2,073,017
Restricted cash	387,566	—
Trade accounts receivable - Net	1,141,249	704,310
Inventories - Net	1,453,044	805,292
Prepaid expenses and other	172,334	74,668
Total current assets	5,595,529	3,657,287
PROPERTY, PLANT AND EQUIPMENT - NET	737,599	388,333
GOODWILL	8,614,316	6,223,290
OTHER INTANGIBLE ASSETS - NET	2,724,452	1,788,404
DEFERRED INCOME TAXES	38,972	—
OTHER	86,288	140,153
TOTAL ASSETS	$17,797,156	$12,197,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$448,163	$75,817
Short-term borrowings - trade receivable securitization facility	299,806	299,519
Accounts payable	318,586	173,603
Accrued liabilities	659,638	351,443
Total current liabilities	1,726,193	900,382
LONG-TERM DEBT	16,509,181	12,501,946
DEFERRED INCOME TAXES	658,175	399,496
OTHER NON-CURRENT LIABILITIES	385,854	204,114
Total liabilities	19,279,403	14,005,938
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 57,304,097 and 56,895,686 at March 30, 2019 and September 30, 2018, respectively	573	569
Additional paid-in capital	1,291,103	1,208,742
Accumulated deficit	(1,851,113)	(2,246,578)
Accumulated other comprehensive (loss) income	(157,037)	4,100
Treasury stock, at cost; 4,161,326 shares at March 30, 2019 and September 30, 2018, respectively	(775,304)	(775,304)
Total TD Group stockholders’ deficit	(1,491,778)	(1,808,471)
NONCONTROLLING INTEREST	9,531	—
Total stockholders' deficit	(1,482,247)	(1,808,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,797,156	$12,197,467
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
MARCH 30, 2019 AND MARCH 31, 2018
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
NET SALES	$1,195,938	$933,070	$2,189,240	$1,781,030
COST OF SALES	536,618	398,996	965,803	770,306
GROSS PROFIT	659,320	534,074	1,223,437	1,010,724
SELLING AND ADMINISTRATIVE EXPENSES	164,366	107,526	286,549	214,054
AMORTIZATION OF INTANGIBLE ASSETS	23,063	17,457	43,097	34,569
INCOME FROM OPERATIONS	471,891	409,091	893,791	762,101
INTEREST EXPENSE - NET	201,409	161,266	373,409	322,199
REFINANCING COSTS	3,298	638	3,434	1,751
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	267,184	247,187	516,948	438,151
INCOME TAX PROVISION	64,552	45,347	118,274	(75,700)
INCOME FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTERESTS	202,632	201,840	398,674	513,851
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(224)	—	(224)	—
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO TD GROUP	202,408	201,840	398,450	513,851
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(5,562)	—	(2,798)
NET INCOME ATTRIBUTABLE TO TD GROUP	$202,408	$196,278	$398,450	$511,053
NET INCOME APPLICABLE TO TD GROUP COMMON STOCK	$202,408	$196,278	$374,141	$454,905
Net earnings per share attributable to TD Group stockholders:
Net earnings per share from continuing operations - basic and diluted	$3.60	$3.63	$6.65	$8.23
Net loss per share from discontinued operations - basic and diluted	—	(0.10)	—	(0.05)
Net earnings per share	$3.60	$3.53	$6.65	$8.18
Weighted-average shares outstanding:
Basic and diluted	56,265	55,605	56,265	55,599
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
MARCH 30, 2019 AND MARCH 31, 2018
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income including noncontrolling interests	$202,632	$196,278	$398,674	$511,053
Less net income for noncontrolling interests	(224)	—	(224)	—
Net income attributable to TD Group	$202,408	$196,278	$398,450	$511,053
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12,921)	23,036	(24,149)	28,188
Unrealized (loss) gain on derivatives	(63,254)	45,226	(137,119)	63,474
Pensions and other postretirement benefits adjustments	131	—	131	—
Other comprehensive (loss) income, net of tax, attributable to TD Group	(76,044)	68,262	(161,137)	91,662
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$126,364	$264,540	$237,313	$602,715
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THIRTEEN and TWENTY-SIX WEEK PERIODS ENDED MARCH 30, 2019
(Amounts in thousands, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interest	Total
BALANCE, SEPTEMBER 30, 2018	56,895,686	$569	$1,208,742	$(2,246,578)	$4,100	(4,161,326)	$(775,304)	$—	$(1,808,471)
Cumulative effect of ASC 606, adopted October 1, 2018	—	—	—	3,284	—	—	—	—	3,284
Cumulative effect of ASU 2016-16, adopted October 1, 2018	—	—	—	(353)	—	—	—	—	(353)
Accrued unvested dividend equivalents and other	—	—	—	(3,122)	—	—	—	—	(3,122)
Compensation expense recognized for employee stock options	—	—	16,645	—	—	—	—	—	16,645
Exercise of employee stock options	109,695	1	14,174	—	—	—	—	—	14,175
Net income	—	—	—	196,042	—	—	—	—	196,042
Foreign currency translation adjustments, net of tax	—	—	—	—	(11,228)	—	—	—	(11,228)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(73,865)	—	—	—	(73,865)
BALANCE, DECEMBER 29, 2018	57,005,381	$570	$1,239,561	$(2,050,727)	$(80,993)	(4,161,326)	$(775,304)	$—	$(1,666,893)
Acquisition of business	—	—	—	—	—	—	—	9,307	9,307
Accrued unvested dividend equivalents and other	—	—	—	(2,794)	—	—	—	—	(2,794)
Compensation expense recognized for employee stock options	—	—	18,381	—	—	—	—	—	18,381
Exercise of employee stock options	298,240	3	32,952	—	—	—	—	—	32,955
Common stock issued	476	—	209	—	—	—	—	—	209
Net income	—	—	—	202,408	—	—	—	224	202,632
Foreign currency translation adjustments, net of tax	—	—	—	—	(12,921)	—	—	—	(12,921)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(63,254)	—	—	—	(63,254)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	131	—	—	—	131
BALANCE, MARCH 30, 2019	57,304,097	$573	$1,291,103	$(1,851,113)	$(157,037)	(4,161,326)	$(775,304)	$9,531	$(1,482,247)

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THIRTEEN and TWENTY-SIX WEEK PERIODS ENDED MARCH 31, 2018
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, SEPTEMBER 30, 2017	56,093,659	$561	$1,095,319	$(3,187,220)	$(85,143)	(4,159,207)	$(774,721)	$(2,951,204)
Accrued unvested dividend equivalents and other	—	—	—	(4,509)	—	—	—	(4,509)
Compensation expense recognized for employee stock options and restricted stock	—	—	10,533	—	—	—	—	10,533
Exercise of employee stock options, restricted stock activity and other, net	189,082	2	7,290	—	—	—	—	7,292
Net income	—	—	—	314,775	—	—	—	314,775
Foreign currency translation adjustments, net of tax	—	—	—	—	5,152	—	—	5,152
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	18,248	—	—	18,248
BALANCE, DECEMBER 30, 2017	56,282,741	$563	$1,113,142	$(2,876,954)	$(61,743)	(4,159,207)	$(774,721)	$(2,599,713)
Accrued unvested dividend equivalents and other	—	—	—	(4,156)	—	—	—	(4,156)
Compensation expense recognized for employee stock options and restricted stock	—	—	11,409	—	—	—	—	11,409
Exercise of employee stock options, restricted stock activity and other, net	230,743	2	19,015	—	—	(2,119)	(583)	18,434
Common Stock Issued	505	—	149	—	—	—	—	149
Net Income	—	—	—	196,278	—	—	—	196,278
Foreign currency translation adjustments, net of tax	—	—	—	—	23,036	—	—	23,036
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	45,226	—	—	45,226
BALANCE, MARCH 31, 2018	56,513,989	$565	$1,143,715	$(2,684,832)	$6,519	(4,161,326)	$(775,304)	$(2,309,337)

See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIODS ENDED
MARCH 30, 2019 AND MARCH 31, 2018
(Amounts in thousands)
(Unaudited)

	Twenty-Six Week Periods Ended
	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES:
Net income from continuing operations including noncontrolling interests	$398,674	$511,053
Net loss from discontinued operations	—	2,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,627	26,727
Amortization of intangible assets	43,599	34,882
Amortization of debt issuance costs, original issue discount and premium	13,286	10,594
Refinancing costs	3,434	1,751
Non-cash equity compensation	38,273	22,703
Deferred income taxes	(7,519)	(166,592)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(7,226)	5,864
Inventories	(45,151)	(16,337)
Income taxes receivable/payable	15,765	26,648
Other assets	(53,826)	(8,803)
Accounts payable	1,147	(624)
Accrued interest	27,554	883
Accrued and other liabilities	(7,640)	2,137
Net cash provided by operating activities	452,997	453,684
INVESTING ACTIVITIES:
Capital expenditures	(43,404)	(30,884)
Payments made in connection with acquisitions, net of cash acquired	(3,569,378)	(50,320)
Proceeds in connection with the sale of discontinued operations	—	57,686
Net cash used in investing activities	(3,612,782)	(23,518)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	47,126	26,305
Dividend equivalent payments	(24,309)	(56,148)
Proceeds from term loans, net	—	793,042
Repayments on term loans	(38,214)	(833,052)
Cash tender and redemption of senior subordinated notes due 2020	(550,000)	—
Proceeds from senior subordinated notes due 2027, net	544,578	—
Proceeds from senior secured notes due 2026, net	3,937,398	—
Financing fees and other	(1,753)	(2,155)
Net cash provided by (used in) financing activities	3,914,826	(72,008)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	844	2,288
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	755,885	360,446
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,073,017	650,561
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,828,902	$1,011,007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$364,511	$310,949
Cash paid during the period for income taxes	$120,715	$56,606
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEK PERIODS ENDED MARCH 30, 2019 AND MARCH 31, 2018
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
TransDigm's major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, databus and power controls, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, lighting and control technology, military personnel parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems.
On March 14, 2019, TransDigm completed its acquisition of Esterline Technologies Corporation ("Esterline"). Refer to Note 3, "Acquisitions and Divestitures," for further information on this acquisition. Esterline includes a collection of approximately 20 reporting units that primarily develop, produce and market products for the aerospace and defense industry. TransDigm is currently in the process of integrating Esterline as well as evaluating the strategic fit and description of each individual Esterline reporting unit.
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2018 included in TD Group’s Form 10-K filed on November 9, 2018. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2018 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 30, 2019 are not necessarily indicative of the results to be expected for the full year.
3.    ACQUISITIONS AND DIVESTITURES
During the twenty-six week period ended March 30, 2019, the Company completed the acquisitions of Esterline and substantially all of the assets and technical data rights of NavCom Defense Electronics ("NavCom"). During the fiscal year ended September 30, 2018, the Company completed the acquisitions of Skandia Inc. ("Skandia"), Extant, and the Kirkhill elastomers business ("Kirkhill"). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. As of March 30, 2019, the one-year measurement period is open for Esterline, NavCom, Skandia and Extant; therefore, the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of their respective one-year measurement periods. The Company is in the process of obtaining a third-party valuation of certain intangible assets and tangible assets of Esterline and Skandia.
Pro forma net sales and results of operations for the Esterline acquisition are provided in the Esterline section below. The pro forma information presents consolidated financial information as if Esterline had been acquired at the beginning of fiscal year 2018 on October 1, 2017. Pro forma net sales and results of operations for the acquisitions, other than Esterline, had they occurred at the beginning of the applicable twenty-six week period ended March 30, 2019 or March 31, 2018 are not material and, accordingly, are not provided.
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
Esterline – On March 14, 2019, TransDigm completed the acquisition of all the outstanding stock of Esterline for $122.50 per share in cash, plus the payoff of Esterline debt. The purchase price, net of cash acquired of approximately $398.2 million, totaled approximately $3,923.9 million. Of the $3,923.9 million purchase price, $3,536.3 million was paid at closing and the remaining $387.6 million was classified as restricted cash at March 30, 2019 for the redemption of the outstanding senior notes due 2023 (herein the "2023 Notes"). The 2023 Notes were redeemed on April 15, 2019. Refer to Note 9, "Debt," for additional information. Esterline, through its subsidiaries, is an industry leader in specialized manufacturing for the aerospace and defense industry, including significant aftermarket exposure, primarily within three core disciplines - advanced materials, avionics and controls and sensors and systems. The acquisition of Esterline expands TransDigm's platform of proprietary and sole source content for the aerospace and defense industry. Esterline has been identified as a separate segment at March 30, 2019. Refer to Note 13, "Segments," for additional information about Esterline's products and the Company's segments.
The total purchase price of Esterline was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The preliminary allocation of the fair value of the Esterline acquisition is summarized in the table below (presented in thousands). Allocations are based on the acquisition method of accounting and in-process third-party valuation appraisals. Given the timing and complexity of the Esterline acquisition, the allocation of the purchase price is preliminary and will likely change in future periods, perhaps materially, as fair value estimates of the assets acquired and liabilities assumed are refined and finalized during the allowable one year measurement period.
Except where otherwise noted in the Notes to Condensed Consolidated Financial Statements, changes in balances and activity where comparable periods are presented in the condensed consolidated financial statements were generally driven by the Esterline acquisition.

Assets acquired:
Current assets, excluding cash acquired	$1,482,442
Property, plant, and equipment	338,990
Other intangible assets	992,000
Goodwill	2,431,180
Other	49,710
Total assets acquired	5,294,322
Liabilities assumed:
Current liabilities	843,653
Other noncurrent liabilities	526,819
Total liabilities assumed	1,370,472
Net assets acquired	$3,923,850

The Company currently expects that the approximately $2.4 billion of goodwill and $1.0 billion of other intangible assets recognized for the acquisition will not be deductible for tax purposes.
The Company's net sales and income from continuing operations for the thirteen and twenty-six week periods ended March 30, 2019 include net sales of $122.0 million and income from continuing operations before tax of $7.5 million related to the Esterline acquisition. Net income from continuing operations for the thirteen and twenty-six week periods ended March 30, 2019 includes approximately $3.5 million of other intangible asset amortization expense and $14.9 million of inventory step-up amortization expense in cost of sales, respectively.
Acquisition costs were expensed as incurred. In fiscal 2019, approximately $22.0 million of acquisition-related costs have been incurred. These costs were recorded in selling and administrative expenses within the condensed consolidated statements of income. In connection with the financing of the Esterline acquisition, approximately $24.5 million of net interest expense (comprised of gross interest expense of $32.7 million and interest income of $8.2 million) has been recorded in fiscal 2019.

The following pro forma information presents consolidated financial information as if Esterline had been acquired at the beginning of fiscal year 2018 on October 1, 2017. Interest expense has been adjusted as though the debt incurred to finance the Esterline acquisition had been outstanding at October 1, 2017. Each quarter presented includes other intangible asset amortization expense of approximately $21.2 million resulting from the preliminary purchase accounting. The full $118.7 million of inventory step-up amortization resulting from the preliminary purchase accounting asset step-up has been included in the fiscal year 2018 pro forma results to reflect the pro forma transaction date of October 1, 2017, and thus the inventory step-up amortization expense of $14.9 million recorded in the thirteen and twenty-six week periods ended March 30, 2019 has been excluded.
The unaudited pro forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisition taken place on October 1, 2017, nor is it meant to be indicative of future results of operations of the combined companies under the ownership and operation of the Company.

(Amounts in thousands, except per share amounts)	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales	$1,589,314	$1,448,515	$3,065,341	$2,776,082
Income from continuing operations including noncontrolling interests	$201,754	$156,350	$387,338	$214,189
Net earnings per share attributable to TD Group stockholders from continuing operations - basic and diluted	$3.59	$2.81	$6.45	$2.84

NavCom – On October 1, 2018, the Company's Extant subsidiary completed the acquisition of substantially all of the assets and technical data rights from the Corona, California operations of NavCom for approximately $27 million in cash. NavCom develops, manufactures, and supports high-reliability, mission-critical electronics, avionics and sub-assemblies. NavCom is included as a product line of Extant, which is included in TransDigm's Power and Control segment. The Company expects that approximately $9 million of goodwill recognized for the acquisition will be deductible for tax purposes over 15 years.
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
Extant – On April 24, 2018, the Company acquired all of the outstanding stock of Extant for a total purchase price of approximately $534.6 million in cash, which is net of a $0.2 million working capital settlement received in the third quarter of fiscal 2018. Extant provides a broad range of proprietary aftermarket products and repair and overhaul services to the aerospace and defense end markets. Extant is included in TransDigm's Power and Control segment.
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

The total purchase price of Extant was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The following table summarizes the purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed at the transaction date (presented in thousands).

Assets acquired:
Current assets, excluding cash acquired	$53,698
Property, plant, and equipment	4,103
Other intangible assets	105,000
Goodwill	406,673
Total assets acquired	569,474
Liabilities assumed:
Current liabilities	9,876
Other noncurrent liabilities	25,028
Total liabilities assumed	34,904
Net assets acquired	$534,570

Approximately $44 million of the $105 million other intangible assets recognized for the acquisition is deductible for tax purposes over 15 years. Of the $407 million of goodwill recognized for the acquisition, none is deductible for tax purposes.
Kirkhill – On March 15, 2018, the Company acquired the assets and certain liabilities of the Kirkhill elastomers business from Esterline for a total purchase price of approximately $49.3 million, which is net of a $0.6 million working capital settlement received in the third quarter of fiscal 2018. Kirkhill's products are primarily proprietary, sole source with significant aftermarket content and used in a broad variety of most major commercial transport and military platforms. Kirkhill is included in TransDigm's Airframe segment. No goodwill recognized for the acquisition is deductible for tax purposes.
Schroth – On February 22, 2017, the Company acquired all of the outstanding stock of Schroth Safety Products GmbH and certain aviation and defense assets and liabilities from subsidiaries of Takata Corporation (collectively, "Schroth"), for a total purchase price of approximately $89.7 million, which consisted primarily of $79.7 million paid in cash during fiscal 2017 and an approximately $9.0 million indemnity holdback, of which $8.5 million was paid in April 2018 and $0.5 million remains a reserve as of March 30, 2019.
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of fiscal 2017, the Company committed to dispose of the Schroth business. Therefore, Schroth was classified as held-for-sale beginning in the fourth quarter of fiscal 2017 and the results of operations of were reflected as discontinued operations in the consolidated financial statements.
On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which included a working capital adjustment of $0.3 million that was paid in July 2018.
There was no activity from discontinued operations in the thirteen and twenty-six week period ended March 30, 2019. Loss from discontinued operations was $5.6 million and $2.8 million in the condensed consolidated statements of income for the thirteen and twenty-six week periods ended March 31, 2018, respectively, which is summarized as follows (amounts in thousands):

	Thirteen Week Period Ended	Twenty-Six Week Period Ended
	March 31, 2018	March 31, 2018
Net sales	$2,679	$11,808
(Loss) Income from discontinued operations before income taxes	(456)	354
Income tax benefit	62	2,016
(Loss) Income from discontinued operations, net of tax	(394)	2,370
Net loss on sale of discontinued operations, net of tax	(5,168)	(5,168)
Loss from discontinued operations	$(5,562)	$(2,798)

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
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability.  Additionally, in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to ASC 842, Leases" which provides narrow amendments to clarify how to apply certain aspects of the new leases standard. The new leases standard guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2019, with early adoption permitted.  The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures. We are planning to adopt ASC 842 on October 1, 2019 using the modified retrospective optional transition method, in which case prior periods presented will not be restated. Also, we intend to elect the package of practical expedients, which among other things, permits us to not reassess the identification, classification and initial direct costs of leases commencing before the October 1, 2019 effective date.
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
In accordance with SEC Final Rule Release No. 33-10532, we have adopted Rule 3-04 of Regulation S-X during the first quarter of fiscal 2019 and have disclosed changes in the Condensed Consolidated Statements of Stockholders' Deficit for all periods presented.
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (ASC 715-20)."  ASU 2018-14 modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU also requires an entity to disclose the weighted-average interest crediting rates for cash balance plans and to explain the reasons for significant gains and losses related to changes in the benefit obligation. The ASU is effective January 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
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

Liabilities and Stockholders' Deficit
Deferred income taxes	$399,496	$1,011	$400,507
Accumulated deficit	(2,246,578)	3,284	(2,243,294)

(1)	Included in prepaid expenses and other on the condensed consolidated balance sheet.
The impact of the adoption of ASC 606 on the condensed consolidated statements of income and condensed consolidated balance sheet was immaterial for the thirteen and twenty-six week periods ended March 30, 2019.
Accounting Policy —Revenue is recognized from the sale of products when control transfers to the customer, which is demonstrated by our right to payment, a transfer of title, a transfer of the risk and rewards of ownership, or the customer acceptance, but most frequently upon shipment where the customer obtains physical possession of the goods.
The majority of the Company's revenue is recorded at a point in time.
In some contracts the Company found that under ASC 606, control transferred to the customer over time primarily in contracts where the customer is required to pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit relative to the work performed for products that were customized for the customer. Upon adoption of ASC 606, we recognize revenue over time for those agreements that have a right to margin and where the products being produced have no alternative use.  Prior to the adoption date, revenue related to these agreements was recognized when the goods were shipped; as a result of the adoption of ASC 606, a portion of our revenue may be earned in periods earlier than it would have been in prior years. The cumulative adjustment to retained earnings upon adoption, which is presented in the table above, represents those earnings that would have been recognized in the previous year had ASC 606 been in effect during that time.
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

	March 30, 2019	October 1, 2018	Change
Contract assets, current (1)	$66,675	18,328	$48,347
Contract assets, non-current (2)	118	118	—
Total contract assets	66,793	18,446	48,347
Contract liabilities, current (3)	6,920	2,742	4,178
Contract liabilities, non-current (4)	—	—	—
Total contract liabilities	6,920	2,742	4,178
Net contract assets	$59,873	$15,704	$44,169

(1)	Included in prepaid expenses and other on the condensed consolidated balance sheet.

(2)	Included in other non-current assets on the condensed consolidated balance sheet.

(3)	Included in accrued liabilities on the condensed consolidated balance sheet.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheet.
Changes in the contract asset and liability balances during the twenty-six week period ended March 30, 2019 were not materially impacted by any factors other than the Esterline acquisition. For the thirteen and twenty-six week periods ended March 30, 2019, the revenue recognized that was previously included in the beginning balance of contract liabilities was immaterial.
Refer to Note 13, “Segments,” for disclosures related to the disaggregation of revenue.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Numerator for earnings per share:
Income from continuing operations including noncontrolling interests	$202,632	$201,840	$398,674	$513,851
Net income attributable to noncontrolling interests	(224)	—	(224)	—
Net income from continuing operating attributable to TD Group	202,408	201,840	398,450	513,851
Less dividends paid on participating securities	—	—	(24,309)	(56,148)
	202,408	201,840	374,141	457,703
Loss from discontinued operations, net of tax	—	(5,562)	—	(2,798)
Net income applicable to TD Group common stock - basic and diluted	$202,408	$196,278	$374,141	$454,905
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	52,979	52,229	52,886	52,127
Vested options deemed participating securities	3,286	3,376	3,379	3,472
Total shares for basic and diluted earnings per share	56,265	55,605	56,265	55,599

Net earnings per share from continuing operations - basic and diluted	$3.60	$3.63	$6.65	$8.23
Net loss per share from discontinued operations - basic and diluted	—	(0.10)	—	(0.05)
Net earnings per share	$3.60	$3.53	$6.65	$8.18

7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in thousands):

	March 30, 2019	September 30, 2018
Raw materials and purchased component parts	$811,829	$540,290
Work-in-progress	483,198	237,335
Finished goods	263,460	127,018
Total	1,558,487	904,643
Reserves for excess and obsolete inventory	(105,443)	(99,351)
Inventories - Net	$1,453,044	$805,292

8.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in thousands):

	March 30, 2019			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,037,533	$—	$1,037,533	$799,749	$—	$799,749
Technology	1,853,900	451,267	1,402,633	1,347,314	416,579	930,735
Order backlog	88,113	10,561	77,552	12,200	5,409	6,791
Customer relationships	215,986	17,013	198,973	62,561	14,277	48,284
Other	16,335	8,574	7,761	10,873	8,028	2,845
Total	$3,211,867	$487,415	$2,724,452	$2,232,697	$444,293	$1,788,404

Intangible assets acquired during the twenty-six week period ended March 30, 2019 are summarized in the table below (in thousands). As disclosed in Note 3, "Acquisitions and Divestitures," the estimated fair value of the net identifiable tangible and intangible assets acquired are based on the acquisition method of accounting and are subject to adjustment upon completion of the third-party valuation appraisals. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the allowable one year measurement period.

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$2,439,436
Trademarks and trade names	251,700
	2,691,136
Intangible assets subject to amortization:
Technology	509,500	20 years
Order backlog	78,000	1.5 years
Customer relationships	156,000	20 years
	743,500	18 years
Total	$3,434,636

The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended March 30, 2019 and March 31, 2018 was approximately $43.1 million and $34.6 million, respectively. The estimated amortization expense is $122.2 million for fiscal year 2019, $154.2 million for fiscal year 2020, and $104.2 million for each of the four succeeding fiscal years 2021 through 2024.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2018 through March 30, 2019 (in thousands):

	Power & Control	Airframe	Non- aviation	Esterline	Total
Balance - September 30, 2018	$3,677,683	$2,452,332	$93,275	$—	$6,223,290
Goodwill acquired during the year	8,256	—	—	2,431,180	2,439,436
Purchase price allocation adjustments	2,967	—	—	—	2,967
Currency translation adjustment	—	(1,631)	—	(49,746)	(51,377)
Balance - March 30, 2019	$3,688,906	$2,450,701	$93,275	$2,381,434	$8,614,316

9.    DEBT
The Company’s debt consists of the following (in thousands):

	March 30, 2019
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(194)	$—	$299,806
Term loans	$7,561,718	$(63,852)	$(19,122)	$7,478,744
5.50% senior subordinated notes due 2020 (2020 Notes)	—	—	—	—
6.00% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(4,781)	—	1,145,219
3.625% senior notes due 2023 (2023 Notes)	370,425	(2,996)	—	367,429
6.50% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(6,278)	—	1,193,722
6.50% senior subordinated notes due 2025 (2025 Notes)	750,000	(3,241)	3,363	750,122
6.375% senior subordinated notes due 2026 (6.375% 2026 Notes)	950,000	(7,294)	—	942,706
6.875% senior subordinated notes due 2026 (6.875% 2026 Notes)	500,000	(5,511)	(3,371)	491,118
6.25% secured notes due 2026 (2026 Secured Notes)	4,000,000	(62,479)	1,953	3,939,474
7.50% senior subordinated notes due 2027 (2027 Notes)	550,000	(5,312)	—	544,688
Government refundable advances	38,663	—	—	38,663
Capital lease obligations	65,458	—	—	65,458
	17,136,264	(161,744)	(17,177)	16,957,343
Less current portion	451,738	(3,576)	—	448,162
Long-term debt	$16,684,526	$(158,168)	$(17,177)	$16,509,181

	September 30, 2018
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(481)	$—	$299,519
Term loans	$7,599,932	$(69,697)	$(21,030)	$7,509,205
5.50% 2020 Notes	550,000	(2,187)	—	547,813
6.00% 2022 Notes	1,150,000	(5,501)	—	1,144,499
6.50% 2024 Notes	1,200,000	(6,866)	—	1,193,134
6.50% 2025 Notes	750,000	(3,505)	3,636	750,131
6.375% 2026 Notes	950,000	(7,798)	—	942,202
6.875% 2026 Notes	500,000	(5,616)	(3,605)	490,779
	12,699,932	(101,170)	(20,999)	12,577,763
Less current portion	76,427	(610)	—	75,817
Long-term debt	$12,623,505	$(100,560)	$(20,999)	$12,501,946

Accrued interest, which is classified as a component of accrued liabilities, was $124.2 million and $96.6 million as of March 30, 2019 and September 30, 2018, respectively.

Issuance of Senior Secured Notes due 2026 – On January 30, 2019, the Company entered into a purchase agreement in connection with a private offering of $3.8 billion aggregate principal amount of 6.25% senior secured notes due 2026. In addition, on February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $200 million aggregate principal amount of 6.25% senior secured notes due 2026 (herein the "2026 Secured Notes"). All $4.0 billion aggregate principal amount of the 2026 Secured Notes constituted a single class and were issued under a single indenture. The notes in the $3.8 billion secured notes offering were issued at a price of 100% of their principal amount and the notes in the $200 million secured notes offering were issued at a price of 101% of their principal amount. The 2026 Secured Notes are guaranteed, with certain exceptions, by TransDigm Group, TransDigm UK and all of TransDigm Inc.’s existing U.S. subsidiaries on a senior secured basis.
The 2026 Secured Notes bear interest at a rate of 6.25% per annum, which accrues from February 13, 2019 and is payable semiannually in arrears on March 15th and September 15th of each year, commencing on September 15, 2019. The 2026 Secured Notes mature on March 15, 2026, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Secured Notes Indenture.
In addition to the premium of $2.0 million capitalized upon the issuance of the $200 million issuance of the 2026 Senior Notes, the Company capitalized $63.9 million and expensed $0.7 million of debt issuance costs associated with the issuance of the 2026 Senior Secured Notes during the twenty-six week period ended March 30, 2019.
Issuance of Senior Subordinated Notes due 2027 – On February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $550 million in new 7.50% senior subordinated notes due 2027 (herein the "2027 Notes"). The 2027 Notes were issued pursuant to an indenture, dated as of February 13, 2019, among TransDigm, as issuer, TD Group, TD UK and the other subsidiaries of TransDigm named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee.
The 2027 Notes bear interest at the rate of 7.50% per annum, which accrues from February 13, 2019 and is payable in arrears on March 15th and September 15th of each year, commencing on September 15, 2019. The 2027 Notes mature on March 15, 2027, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $5.4 million of debt issuance costs associated with the 2027 Notes during the twenty-six week period ended March 30, 2019.
Repurchase of Senior Subordinated Notes due 2020 - On February 13, 2019, the Company announced a cash tender offer for any and all of its 2020 Notes outstanding. On March 15, 2019, the Company redeemed the principal amount of $550 million, plus accrued interest of approximately $12.6 million.
The Company wrote off $1.7 million in unamortized debt issuance costs during the twenty-six week period ended March 30, 2019 in conjunction with the redemption of the 2020 Notes.
Amendment No. 6 to the Second Amended and Restated Credit Agreement - On March 14, 2019, the Company entered into Amendment No. 6 to the Second Amended and Restated Credit Agreement (herein "Amendment No. 6").
Under the terms of Amendment No. 6, certain existing lenders increased the revolving commitments, including $52.1 million in multicurrency revolving commitments, in an aggregate principal amount of $160 million, to a total revolving commitments capacity of $760 million. The revolving commitments consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. The terms and conditions that apply to the revolving credit facility, other than the additional revolving credit commitments, are substantially the same as the terms and conditions that applied to the revolving credit facility immediately prior to Amendment No. 6.
At March 30, 2019, the Company had $33.7 million in letters of credit outstanding, and $726.3 million of borrowings     available under the revolving commitments, subject to restrictions under existing debt covenants.
Government Refundable Advances - Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC, which is a subsidiary of TransDigm (acquired via the Esterline acquisition).  This obligation was assumed in connection with the Esterline acquisition and the balance was $38.7 million at March 30, 2019.
Obligations under Capital Leases - The Company leases certain buildings and equipment under capital leases.  This obligation was assumed in connection with the Esterline acquisition and the present value of the minimum capital lease payments, net of the current portion, represents a balance of $65.5 million at March 30, 2019.
Repurchase of Senior Notes due 2023 - On March 14, 2019, in connection with the closing of the Esterline acquisition, the Company announced a cash tender offer for any and all of the outstanding senior notes due 2023 (herein the "2023 Notes"). The 2023 Notes were issued by Esterline in April 2015 and remained outstanding as of the acquisition date of Esterline by TransDigm. A notice of redemption with respect to the notes was given to each holder of the 2023 Notes, providing for the redemption of all outstanding notes on April 15, 2019 at the redemption price set forth in the related indenture.
At March 30, 2019, the funds for the redemption of the 2023 Notes of approximately $387.6 million were held in trust and were committed to be used to redeem any and all of the 2023 Notes. The funds were restricted to the redemption of the 2023 Notes, and as such, are presented as restricted cash in the condensed consolidated balance sheet at March 30, 2019. On April 15, 2019, the Company redeemed the principal amount of approximately $373.8 million (€330.0 million as the 2023 Notes were denominated in Euros), plus accrued interest of approximately $6.8 million, early redemption premium of $6.8 million and fees of approximately $0.2 million.
10.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended March 30, 2019 and March 31, 2018, the effective income tax rate was 24.2% and 18.3%, respectively. During the twenty-six week periods ended March 30, 2019 and March 31, 2018, the effective income tax rate was 22.9% and (17.3)%, respectively. The Company's higher effective tax rate for the thirteen week period ended March 30, 2019 was primarily due to a net interest expense limitation under IRC Section 163(j) resulting from the provisions of The Tax Cuts and Jobs Act enacted on December 22, 2017 (the "Act"). The Company's higher effective tax rate for the twenty-six week period ended March 30, 2019 was primarily due to the discrete benefit recognized in the twenty-six week period ended March 31, 2018 related to the remeasurement of deferred tax balances resulting from certain provisions of the Act. The Company’s effective tax rate for the thirteen and twenty-six week periods ended March 30, 2019 was higher than the Federal statutory rate of 21% primarily resulting from a net interest expense limitation under IRC Section 163(j) offset by the benefit associated with the deduction for foreign-derived intangible income (FDII) and excess tax benefits for share-based payments. The Company’s effective tax rate for the thirteen and twenty-six week periods ended March 31, 2018 was less than the Federal statutory tax rate primarily due to the discrete adjustment related to the enactment of the Act described above. FDII was introduced, and interest deductibility under IRC Section 163(j) was modified by the Act and were both effective for TD Group beginning October 1, 2018.
The Act subjects a U.S. corporation to a tax on its Global Intangible Low-Taxed Income (GILTI). The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that a Company can make an accounting policy election to either treat such inclusion as a current period expense or to factor such amounts into the measurement of deferred taxes. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred and has not reflected any corresponding deferred taxes associated with GILTI in the condensed consolidated financial statements.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is currently under audit in Belgium for fiscal years 2016 through 2018, in France for fiscal years 2015 through 2017, and in Germany for fiscal years 2012 through 2015. The Company is no longer subject to U.S. federal examinations for years before fiscal year 2014. The fiscal year 2014 U.S. federal income tax return is currently under review by the Appeals Office of the Internal Revenue Service. In addition, the Company is subject to state income tax examinations for fiscal years 2011 and later.
At March 30, 2019 and September 30, 2018, TD Group had $20.4 million and $14.1 million in unrecognized tax benefits, the recognition of which would have an effect of approximately $18.6 million and $13.1 million on the effective tax rate at March 30, 2019 and September 30, 2018, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $2.3 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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
The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		March 30, 2019		September 30, 2018
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,441,336	$2,441,336	$2,073,017	$2,073,017
Restricted cash	1	387,566	387,566	—	—
Interest rate cap agreements (1)	2	9,353	9,353	36,160	36,160
Interest rate swap agreements (2)	2	6,569	6,569	11,634	11,634
Interest rate swap agreements (1)	2	597	597	61,126	61,126
Foreign currency forward exchange contracts and other (2)	2	2,352	2,352	—	—
Foreign currency forward exchange contracts and other (1)	2	2,433	2,433	—	—
Liabilities:
Interest rate swap agreements (3)	2	1,160	1,160	528	528
Interest rate swap agreements (4)	2	86,128	86,128	142	142
Foreign currency forward exchange contracts and other (3)	2	12,129	12,129	—	—
Foreign currency forward exchange contracts and other (4)	2	1,754	1,754	—	—
Short-term borrowings - trade receivable securitization facility (5)	1	299,806	299,806	299,519	299,519
Long-term debt, including current portion:
Term loans (5)	2	7,478,744	7,344,009	7,509,205	7,607,323
5.50% 2020 Notes (5)	1	—	—	547,813	548,625
6.00% 2022 Notes (5)	1	1,145,219	1,165,813	1,144,499	1,155,750
3.625% 2023 Notes (5)	1	367,429	370,425	—	—
6.50% 2024 Notes (5)	1	1,193,722	1,230,000	1,193,134	1,215,000
6.50% 2025 Notes (5)	1	750,122	757,500	750,131	757,500
6.375% 2026 Notes (5)	1	942,706	938,125	942,202	942,875
6.875% 2026 Notes (5)	1	491,118	496,250	490,779	507,500
6.25% 2026 Notes (5)	1	3,939,474	4,130,000	—	—
7.50% 2027 Notes (5)	1	544,688	562,375	—	—
Government Refundable Advances	2	38,663	38,663	—	—
Capital Lease Obligations	2	65,458	65,458	—	—

(1)	Included in other non-current assets on the condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other on the condensed consolidated balance sheets.

(3)	Included in accrued liabilities on the condensed consolidated balance sheets.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheets.

(5)	The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 9, "Debt," for gross carrying amounts.

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
The Company’s derivative contracts consist of foreign currency exchange contracts and, from time to time, interest rate swap agreements. These derivative contracts are over-the-counter, and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves, and currency exchange rates. These contracts are categorized as Level 2 in the fair value hierarchy.
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
The fair value of cash and cash equivalents, restricted cash, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at March 30, 2019 and September 30, 2018.
12.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to, among other things, the impact of changes in foreign currency exchange rates and interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks and does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. These derivative financial instruments do not subject the Company to undue risk, as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged. The Company has agreements with each of its swap and cap counterparties that contain a provision whereby if the Company defaults on the credit facility the Company could also be declared in default on its swaps and caps, resulting in an acceleration of payment under the swaps and caps.
All derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the condensed consolidated balance sheet in accumulated other comprehensive income to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within accumulated other comprehensive income is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings.
Interest Rate Swap and Cap Agreements – Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive (loss) income in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in the condensed consolidated statements of income.

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

	March 30, 2019		September 30, 2018
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$9,353	$—	$36,160	$—
Interest rate swap agreements	18,803	(98,925)	72,090	—
Total	28,156	(98,925)	108,250	—
Effect of counterparty netting	(11,637)	11,637	670	(670)
Net derivatives as classified in the balance sheet (1)	$16,519	$(87,288)	$108,920	$(670)

(1)	Refer to Note 11, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of March 30, 2019, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest income within the next twelve months is approximately $0.8 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Second Amended and Restated Credit Agreement. Accordingly, amounts previously recorded as a component of accumulated other comprehensive (loss) income in stockholder’s deficit amortized into interest expense was $2.3 million and $2.0 million for the twenty-six week periods ended March 30, 2019 and March 31, 2018, respectively. The accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the cap agreements is $8.7 million with a related tax benefit of $2.0 million as of March 30, 2019.
Effective December 30, 2017, the Company redesignated the existing interest rate swap agreements related to the $750 million, $500 million, $1,000 million and $750 million aggregate notional amounts with swap rates of 5.0%, 4.4%, 4.3% and 5.3%, respectively, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in Amendment No. 4 to the Second Amended and Restated Credit Agreement. Accordingly, the amount recorded as a component of accumulated other comprehensive (loss) income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive (loss) income in stockholders' deficit amortized into interest expense was $0.5 million and $0.3 million for the twenty-six week periods ended March 30, 2019 and March 31, 2018. The accumulated other comprehensive income to be reclassified into interest income over the remaining term of the swaps agreements is $1.2 million with a related tax expense of $0.3 million as of March 30, 2019.
Effective March 31, 2018, the Company redesignated the existing interest rate swap agreements related to the $1,000 million and the $400 million aggregate notional amount with swap rates of 4.9% and 4.4%, respectively, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in the refinancing facility agreement dated February 22, 2018 related to the Second Amended and Restated Credit Agreement. Accordingly, the amount recorded as a component of accumulated other comprehensive (loss) income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive (loss) income in stockholders' deficit amortized into interest income was $1.4 million for the twenty-six week period ended March 30, 2019. The accumulated other comprehensive income to be reclassified into interest income over the remaining term of the swaps agreements is $10.0 million with a related tax expense of $2.4 million as of March 30, 2019.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At March 30, 2019, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $415.7 million. These notional values consist primarily of contracts for the British pound sterling, Canadian dollar, and European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. During the twenty-six week period ended March 30, 2019, the Company recognized gains on foreign currency forward exchange contracts designated as fair value hedges of $0.8 million in cost of sales and $1.0 million in selling and administrative expenses, respectively, in the condensed consolidated statement of income. During the twenty-six week period ended March 30, 2019, the Company reclassified losses on foreign currency forward exchange contracts designated as cash flow hedges of $1.0 million to net sales in the condensed consolidated income statement. The losses were previously recorded as a component of accumulated other comprehensive (loss) income in stockholders' deficit.
During the twenty-six week period ended March 30, 2019, the Company recorded a gain of $1.8 million on foreign currency forward exchange contracts that have not been designated as accounting hedges. These foreign currency exchange gains are included in selling and administrative expenses.
There was no significant impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the twenty-six week period ended March 30, 2019. In addition, there was no significant impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the twenty-six week period ended March 30, 2019.
Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive (loss) income in stockholders' deficit are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $10.8 million of net losses into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at March 30, 2019 was 24 months.
13.    SEGMENTS
The Company’s businesses are organized and managed in four reporting segments: Power & Control, Airframe, Non-aviation and Esterline.
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
The Esterline segment includes recently acquired Esterline operations that primarily develop, produce and market products for the aerospace and defense industry specializing in three core business sectors - advanced materials, avionics and controls and sensors and systems. Major product offerings within the advanced materials sector include  high-temperature-resistant materials and components used for a wide range of military and commercial aerospace purposes, and combustible ordinance and electronic warfare countermeasure products. Major product offerings within the avionics and controls sector include technology interface systems for commercial and military aircraft and similar devices for land- and sea-based military vehicles, integrated cockpit systems, display technologies for avionics, training and simulation markets, secure communications systems, specialized medical equipment, and other high-end industrial applications. Major product offerings within the sensors and systems sector include high-precision temperature and pressure sensors, specialized harsh-environment connectors, electrical power distribution equipment, and other related systems principally for aerospace and defense customers. Products are primarily sold in the original equipment and aftermarket channels. The assessment of this segment is preliminary as Esterline was acquired during the second quarter of fiscal 2019. Refer to Note 3, "Acquisitions and Divestitures," for further information on the Esterline acquisition. The Esterline segment will be reassessed during the third quarter of fiscal 2019 as the acquisition is expected to be integrated into TransDigm's existing Power & Control, Airframe and Non-aviation segments.
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

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales to external customers
Power & Control
Commercial OEM	129,067	121,290	261,668	236,883
Commercial Aftermarket	181,397	169,687	338,904	319,203
Defense	290,263	237,483	560,464	455,092
Total Power & Control	$600,727	$528,460	$1,161,036	$1,011,178

Airframe
Commercial OEM	151,203	124,641	284,349	231,142
Commercial Aftermarket	192,424	173,582	369,458	331,819
Defense	92,862	71,560	181,502	140,214
Total Airframe	436,489	369,783	835,309	703,175

Total Non-aviation	36,736	34,827	70,909	66,677

Total Esterline	121,986	—	121,986	—

	$1,195,938	$933,070	$2,189,240	$1,781,030

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
EBITDA As Defined
Power & Control	$320,783	$275,562	$620,716	$520,337
Airframe	224,019	186,006	415,499	344,425
Non-aviation	11,895	10,321	22,614	19,317
Esterline	26,656	—	26,656	—
Total segment EBITDA As Defined	583,353	471,889	1,085,485	884,079
Unallocated corporate expenses	11,595	8,766	27,039	19,423
Total Company EBITDA As Defined	571,758	463,123	1,058,446	864,656
Depreciation and amortization expense	40,808	30,970	76,226	61,609
Interest expense - net	201,409	161,266	373,409	322,199
Acquisition-related costs	38,327	4,485	50,066	6,559
Stock compensation expense	20,543	11,590	38,273	22,703
Refinancing costs	3,298	638	3,434	1,751
Other, net	189	6,987	90	11,684
Income from continuing operations before income taxes	$267,184	$247,187	$516,948	$438,151

The following table presents total assets by segment (in thousands):

	March 30, 2019	September 30, 2018
Total assets
Power & Control	$5,838,066	$5,698,524
Airframe	4,132,468	4,091,011
Non-aviation	190,305	234,770
Esterline	5,801,611	—
Corporate	1,834,706	2,173,162
	$17,797,156	$12,197,467

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
14.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of accumulated other comprehensive (loss) income, net of taxes, for the twenty-six week period ended March 30, 2019 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity (2)	Currency translation adjustment	Total
Balance at September 30, 2018	$67,191	$(10,729)	$(52,362)	$4,100
Current-period other comprehensive (loss) gain	(139,006)	131	(24,149)	(163,024)
Amounts reclassified from AOCI related to derivative instruments	1,887	—	—	1,887
Balance at March 30, 2019	$(69,928)	$(10,598)	$(76,511)	$(157,037)

(1)
Unrealized (loss) gain represents derivative instruments, net of taxes of $19,210 and $(14,290) for the thirteen week periods ended March 30, 2019 and March 31, 2018, respectively and $41,480 and $(24,725) for the twenty-six week periods ended March 30, 2019 and March 31, 2018, respectively.

(2)	Defined benefit pension plan and other postretirement plan activity represents pension liability adjustments, net of taxes of $(51) for the thirteen and twenty-six week periods ended March 30, 2019.
A summary of reclassifications out of accumulated other comprehensive (loss) income for the twenty-six week periods ended March 30, 2019 and March 31, 2018 is provided below (in thousands):

	Amount reclassified
	Twenty-Six Week Periods Ended
Description of reclassifications out of accumulated other comprehensive (loss) income	March 30, 2019	March 31, 2018
Amortization from redesignated interest rate swap and cap agreements (1)	$1,461	$2,213
Losses from settlement of foreign currency forward exchange contracts (2)	1,005	—
Deferred tax benefit on reclassifications out of accumulated other comprehensive (loss) income	(579)	(566)
Losses reclassified into earnings, net of tax	$1,887	$1,647

(1)	This component of accumulated other comprehensive (loss) income is included in interest expense (see Note 12, “Derivatives and Hedging Activities,” for additional information).

(2)	This component of accumulated other comprehensive (loss) income is included in net sales (see Note 12, “Derivatives and Hedging Activities,” for additional information).

15.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm Inc.’s 2022 Notes, 2024 Notes, 2025 Notes, 6.375% 2026 Notes, 2026 Secured Notes and 2027 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK Holdings plc ("TransDigm UK") and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the applicable Indentures. TransDigm UK's 6.875% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and TransDigm Inc.'s Domestic Restricted Subsidiaries as defined in the applicable indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of March 30, 2019 and September 30, 2018 and its statements of income and comprehensive income and cash flows for the twenty-six week periods ended March 30, 2019 and March 31, 2018 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, excluding TransDigm UK, (iii) TransDigm UK (iv) the Subsidiary Guarantors (other than TransDigm UK) on a combined basis, (v) Non-Guarantor Subsidiaries and (vi) the Company on a consolidated basis.
Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 2022 Notes, 2024 Notes, 2025 Notes, 6.375% 2026 Notes, 2026 Secured Notes and 2027 Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm UK and all of TransDigm Inc's Domestic Restricted Subsidiaries and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.
Separate financial statements of TransDigm UK are not presented because TransDigm UK's 6.875% 2026 Notes, issued in May 2018, are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm Inc. and all of TransDigm Inc.'s Domestic Restricted Subsidiaries.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 30, 2019
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143	$1,412,477	$268	$(9,432)	$1,037,880	$—	$2,441,336
Restricted cash	—	—	—	—	387,566	—	387,566
Trade accounts receivable - Net	—	—	—	226,948	914,507	(206)	1,141,249
Inventories - Net	—	48,057	—	935,060	483,481	(13,554)	1,453,044
Prepaid expenses and other	—	60,143	—	62,136	50,055	—	172,334
Total current assets	143	1,520,677	268	1,214,712	2,873,489	(13,760)	5,595,529
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,491,921)	20,091,568	1,108,369	9,532,453	3,872,214	(33,112,683)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	47,827	—	464,012	225,760	—	737,599
GOODWILL	—	82,924	—	5,984,217	2,547,175	—	8,614,316
OTHER INTANGIBLE ASSETS - NET	—	25,908	—	1,692,863	1,005,681	—	2,724,452
DEFERRED INCOME TAXES	—	—	—	7	38,965	—	38,972
OTHER	—	34,347	—	28,757	23,184	—	86,288
TOTAL ASSETS	$(1,491,778)	$21,803,251	$1,108,637	$18,917,021	$10,586,468	$(33,126,443)	$17,797,156
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$75,847	$—	$1,712	$370,604	$—	$448,163
Short-term borrowings - trade receivable securitization facility		—	—	—	299,806	—	299,806
Accounts payable	—	22,416	—	168,195	127,975	—	318,586
Accrued liabilities	—	219,766	12,891	205,790	221,191	—	659,638
Total current liabilities	—	318,029	12,891	375,697	1,019,576	—	1,726,193
LONG-TERM DEBT	—	15,918,829	491,118	58,242	40,992	—	16,509,181
DEFERRED INCOME TAXES	—	577,615	—	19	80,541	—	658,175
OTHER NON-CURRENT LIABILITIES	—	218,538	—	100,104	67,212	—	385,854
Total liabilities	—	17,033,011	504,009	534,062	1,208,321	—	19,279,403
TD GROUP STOCKHOLDERS' (DEFICIT) EQUITY	(1,491,778)	4,770,240	604,628	18,380,603	9,370,972	(33,126,443)	(1,491,778)
NONCONTROLLING INTEREST	—	—	—	2,356	7,175	—	9,531
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,491,778)	$21,803,251	$1,108,637	$18,917,021	$10,586,468	$(33,126,443)	$17,797,156

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$389	$1,821,437	$125	$(1,763)	$252,829	$—	$2,073,017
Restricted cash	—	—	—	—	—	—	—
Trade accounts receivable - Net	—	—	—	40,916	663,394	—	704,310
Inventories - Net	—	45,262	—	648,574	115,913	(4,457)	805,292
Prepaid expenses and other	—	16,231	—	47,020	11,417	—	74,668
Total current assets	389	1,882,930	125	734,747	1,043,553	(4,457)	3,657,287
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,808,860)	10,459,497	1,099,886	8,928,726	2,160,236	(20,839,485)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	15,562	—	319,567	53,204	—	388,333
GOODWILL	—	97,002	—	5,466,148	660,140	—	6,223,290
OTHER INTANGIBLE ASSETS - NET	—	31,362	—	1,514,983	242,059	—	1,788,404
DEFERRED INCOME TAXES	—	—	—	—	—	—	—
OTHER	—	104,633	—	29,805	5,715	—	140,153
TOTAL ASSETS	$(1,808,471)	$12,590,986	$1,100,011	$16,993,976	$4,164,907	$(20,843,942)	$12,197,467
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$75,817	$—	$—	$—	$—	$75,817
Short-term borrowings - trade receivable securitization facility	—	—	—	—	299,519	—	299,519
Accounts payable	—	18,470	—	115,735	39,398	—	173,603
Accrued liabilities	—	118,600	13,274	162,618	56,951	—	351,443
Total current liabilities	—	212,887	13,274	278,353	395,868	—	900,382
LONG-TERM DEBT	—	12,011,166	490,780	—	—	—	12,501,946
DEFERRED INCOME TAXES	—	345,357	—	(2,329)	56,468	—	399,496
OTHER NON-CURRENT LIABILITIES	—	77,573	—	104,829	21,712	—	204,114
Total liabilities	—	12,646,983	504,054	380,853	474,048	—	14,005,938
TD GROUP STOCKHOLDERS' (DEFICIT) EQUITY	(1,808,471)	(55,997)	595,957	16,613,123	3,690,859	(20,843,942)	(1,808,471)
NONCONTROLLING INTEREST	—	—	—	—	—	—	—
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,808,471)	$12,590,986	$1,100,011	$16,993,976	$4,164,907	$(20,843,942)	$12,197,467

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2019
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$87,851	$—	$1,763,478	$398,233	$(60,322)	$2,189,240
COST OF SALES	—	65,713	—	730,086	230,326	(60,322)	965,803
GROSS PROFIT	—	22,138	—	1,033,392	167,907	—	1,223,437
SELLING AND ADMINISTRATIVE EXPENSES	—	100,789	—	148,575	37,185	—	286,549
AMORTIZATION OF INTANGIBLE ASSETS	—	2,043	—	35,462	5,592	—	43,097
(LOSS) INCOME FROM OPERATIONS	—	(80,694)	—	849,355	125,130	—	893,791
INTEREST EXPENSE (INCOME) - NET	—	377,799	9,070	(2,701)	(10,759)	—	373,409
REFINANCING COSTS	—	3,173	261	—	—	—	3,434
EQUITY IN INCOME OF SUBSIDIARIES	(398,450)	(726,217)	—	—	—	1,124,667	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	398,450	264,551	(9,331)	852,056	135,889	(1,124,667)	516,948
INCOME TAX PROVISION	—	(133,899)	—	233,647	18,526	—	118,274
INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	398,450	398,450	(9,331)	618,409	117,363	(1,124,667)	398,674
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	(224)	—	(224)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS ATTRIBUTABLE TO TD GROUP	398,450	398,450	(9,331)	618,409	117,139	(1,124,667)	398,450
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO TD GROUP	$398,450	$398,450	$(9,331)	$618,409	$117,139	$(1,124,667)	$398,450
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(161,137)	(122,925)	—	11,599	(98,634)	209,960	(161,137)
TOTAL COMPREHENSIVE INCOME (LOSS)	$237,313	$275,525	$(9,331)	$630,008	$18,505	$(914,707)	$237,313

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$77,215	$—	$1,441,477	$301,750	$(39,412)	$1,781,030
COST OF SALES	—	43,858	—	577,494	188,366	(39,412)	770,306
GROSS PROFIT	—	33,357	—	863,983	113,384	—	1,010,724
SELLING AND ADMINISTRATIVE EXPENSES	—	48,893	—	103,779	61,382	—	214,054
AMORTIZATION OF INTANGIBLE ASSETS	—	714	—	29,709	4,146	—	34,569
(LOSS) INCOME FROM OPERATIONS	—	(16,250)	—	730,495	47,856	—	762,101
INTEREST EXPENSE (INCOME) - NET	—	318,138	—	(2)	4,063	—	322,199
REFINANCING COSTS	—	1,751	—	—	—	—	1,751
EQUITY IN INCOME OF SUBSIDIARIES	(511,053)	(562,544)	—	—	—	1,073,597	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	511,053	226,405	—	730,497	43,793	(1,073,597)	438,151
INCOME TAX PROVISION	—	(284,648)	—	202,265	6,683	—	(75,700)
INCOME FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTEREST	511,053	511,053	—	528,232	37,110	(1,073,597)	513,851
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	—	—	—
NET INCOME FROM CONTINUING OPERATIONS ATTRIBUTABLE TO TD GROUP	511,053	511,053	—	528,232	37,110	(1,073,597)	513,851
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(17,869)	15,071	—	(2,798)
NET INCOME ATTRIBUTABLE TO TD GROUP	$511,053	$511,053	$—	$510,363	$52,181	$(1,073,597)	$511,053
OTHER COMPREHENSIVE INCOME, NET OF TAX	91,662	64,166	—	9,719	55,674	(129,559)	91,662
TOTAL COMPREHENSIVE INCOME	$602,715	$575,219	$—	$520,082	$107,855	$(1,203,156)	$602,715

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2019
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(64,040)	$4,424	$468,801	$34,900	$8,912	$452,997
INVESTING ACTIVITIES:
Capital expenditures	—	(1,827)	—	(36,175)	(5,402)	—	(43,404)
Payments made in connection with acquisitions, net of cash acquired	—	(3,538,128)	—	(31,250)	—	—	(3,569,378)
Net cash used in investing activities	—	(3,539,955)	—	(67,425)	(5,402)	—	(3,612,782)
FINANCING ACTIVITIES:
Intercompany activities	(23,013)	(701,197)	(4,281)	(407,292)	1,144,695	(8,912)	—
Proceeds from exercise of stock options	47,126	—	—	—	—	—	47,126
Dividend equivalent payments	(24,309)	—	—	—	—	—	(24,309)
Repayment on term loans	—	(38,214)	—	—	—	—	(38,214)
Cash tender and redemption of 2020 Notes	—	(550,000)	—	—	—	—	(550,000)
Proceeds from 2027 Notes, net	—	544,578	—	—	—	—	544,578
Proceeds from 2026 Secured Notes, net	—	3,937,398	—	—	—	—	3,937,398
Financing Fees and Other	—	2,470	—	(1,753)	(2,470)	—	(1,753)
Net cash (used in) provided by financing activities	(196)	3,195,035	(4,281)	(409,045)	1,142,225	(8,912)	3,914,826
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(50)	—	—	—	894	—	844
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(246)	(408,960)	143	(7,669)	1,172,617	—	755,885
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	389	1,821,437	125	(1,763)	252,829	—	2,073,017
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$143	$1,412,477	$268	$(9,432)	$1,425,446	$—	$2,828,902

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 31, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(157,892)	$—	$578,789	$29,807	$2,980	$453,684
INVESTING ACTIVITIES:
Capital expenditures	—	(826)	—	(27,370)	(2,688)	—	(30,884)
Payments made in connection with acquisitions, net of cash acquired	—	(50,320)	—	—	—	—	(50,320)
Proceeds in connection with sale of discontinued operations	—	57,686	—	—	—	—	57,686
Net cash provided by (used in) investing activities	—	6,540	—	(27,370)	(2,688)	—	(23,518)
FINANCING ACTIVITIES:
Intercompany activities	42,048	571,729	—	(547,932)	(62,865)	(2,980)	—
Proceeds from exercise of stock options	26,305	—	—	—	—	—	26,305
Special dividend and dividend equivalent payments	(56,148)	—	—	—	—	—	(56,148)
Proceeds from term loans, net	—	793,042	—	—	—	—	793,042
Repayment on term loans	—	(833,052)	—	—	—	—	(833,052)
Financing fees and other	—	(2,155)	—	—	—	—	(2,155)
Net cash provided by (used in) financing activities	12,205	529,564	—	(547,932)	(62,865)	(2,980)	(72,008)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	2,288	—	2,288
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,205	378,212	—	3,487	(33,458)	—	360,446
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,416	439,473	—	(203)	208,875	—	650,561
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,621	$817,685	$—	$3,284	$175,417	$—	$1,011,007

16.    SUBSEQUENT EVENTS
On April 15, 2019, the Company redeemed the principal amount of approximately $373.8 million in 2023 Notes (€330.0 million as the 2023 Notes were denominated in Euros), plus accrued interest of approximately $6.8 million, the early redemption premium of $6.8 million and fees of approximately $0.2 million. The 2023 Notes were issued by Esterline in April 2015 and remained outstanding as of the acquisition date of Esterline by TransDigm. A notice of redemption with respect to the notes was given to each holder of the 2023 Notes, providing for the redemption of all outstanding notes on April 15, 2019 at the redemption price set forth in the related indenture. At March 30, 2019, the funds for the redemption of the 2023 Notes of approximately $387.6 million were held in trust and were committed to be used to redeem any and all of the 2023 Notes. The funds were restricted to the redemption of the 2023 Notes, and as such, are presented as restricted cash in the condensed consolidated balance sheet at March 30, 2019.

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
On March 14, 2019, TransDigm completed its acquisition of Esterline Technologies Corporation ("Esterline"). Refer to Note 3, "Acquisitions and Divestitures," for further information on this acquisition. Esterline includes a collection of approximately 20 reporting units that primarily develop, produce and market products for the aerospace and defense industry. TransDigm is currently in the process of integrating Esterline as well as evaluating the strategic fit and description of each individual Esterline reporting unit.
For the second quarter of fiscal year 2019, we generated net sales of $1,195.9 million and net income attributable to TD Group of $202.4 million. EBITDA As Defined was $571.8 million, or 47.8% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
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
Acquisitions
Recent acquisitions are described in Note 3, “Acquisitions and Divestitures,” to the condensed consolidated financial statements.
Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	March 30, 2019	% of Sales	March 31, 2018	% of Sales
Net sales	$1,195,938	100.0%	$933,070	100.0%
Cost of sales	536,618	44.9%	398,996	42.8%
Selling and administrative expenses	164,366	13.7%	107,526	11.5%
Amortization of intangible assets	23,063	1.9%	17,457	1.9%
Income from operations	471,891	39.5%	409,091	43.8%
Interest expense, net	201,409	16.8%	161,266	17.3%
Refinancing costs	3,298	0.3%	638	0.1%
Income tax provision	64,552	5.4%	45,347	4.9%
Income from continuing operations including noncontrolling interests	202,632	16.9%	201,840	21.6%
Net income attributable to noncontrolling interests	(224)	—%	—	—%
Net income from continuing operations attributable to TD Group	202,408	16.9%	201,840	21.6%
Loss from discontinued operations, net of tax	—	—%	(5,562)	(0.6)%
Net income attributable to TD Group	$202,408	16.9%	$196,278	21.0%

	Twenty-Six Week Periods Ended
	March 30, 2019	% of Sales	March 31, 2018	% of Sales
Net sales	$2,189,240	100.0%	$1,781,030	100.0%
Cost of sales	965,803	44.1%	770,306	43.3%
Selling and administrative expenses	286,549	13.1%	214,054	12.0%
Amortization of intangible assets	43,097	2.0%	34,569	1.9%
Income from operations	893,791	40.8%	762,101	42.8%
Interest expense, net	373,409	17.0%	322,199	18.1%
Refinancing costs	3,434	0.2%	1,751	0.1%
Income tax provision	118,274	5.4%	(75,700)	(4.3)%
Income from continuing operations including noncontrolling interests	398,674	18.2%	513,851	28.9%
Net income attributable to noncontrolling interests	(224)	—%	—	—%
Net income from continuing operations attributable to TD Group	398,450	18.2%	513,851	28.9%
Loss from discontinued operations, net of tax	—	—%	(2,798)	(0.2)%
Net income attributable to TD Group	$398,450	18.2%	$511,053	28.7%
Changes in Results of Operations
Thirteen week period ended March 30, 2019 compared with the thirteen week period ended March 31, 2018
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended March 30, 2019 and March 31, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	March 30, 2019	March 31, 2018	Change
Organic sales	$1,035.5	$933.1	102.4	11.0%
Acquisition sales	160.4	—	160.4	17.2%
	$1,195.9	$933.1	$262.8	28.2%
The increase in organic sales for the thirteen week period ended March 30, 2019 compared to the thirteen week period ended March 31, 2018, is primarily related to an increase in defense sales ($55.8 million, an increase of 18.3%), commercial OEM sales ($23.2 million, an increase of 9.6%), and commercial aftermarket sales ($24.7 million, an increase of 7.3%).
Acquisition sales represent sales of acquired businesses prior to the application of the Company's core value-driven operating strategies impacting sales (i.e., obtaining profitable new business and providing highly engineered value-added products to customers) for the period up to one year subsequent to their respective acquisition dates. The amount of acquisition sales displayed in the table above for the thirteen week period ended March 30, 2019 are attributable to the acquisitions of Esterline, Skandia, Extant and Kirkhill.

•
Cost of Sales and Gross Profit. Cost of sales increased by $137.6 million, or 34.5%, to $536.6 million for the thirteen week period ended March 30, 2019 compared to $399.0 million for the thirteen week period ended March 31, 2018. Cost of sales and the related percentage of total sales for the thirteen week periods ended March 30, 2019 and March 31, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 30, 2019	March 31, 2018	Change	% Change
Cost of sales - excluding costs below	$518.3	$389.8	$128.5	33.0%
% of total sales	43.3%	41.8%
Foreign currency (gain) loss	(1.1)	5.4	(6.5)	(120.4)%
% of total sales	(0.1)%	0.6%
Inventory purchase accounting adjustments	16.3	—	16.3	100.0%
% of total sales	1.4%	—%
Stock compensation expense	2.1	1.2	0.9	75.0%
% of total sales	0.2%	0.1%
Acquisition integration costs	1.0	2.6	(1.6)	(61.5)%
% of total sales	0.1%	0.3%
Total cost of sales	$536.6	$399.0	$137.6	34.5%
% of total sales	44.9%	42.8%
Gross profit	$659.3	$534.1	$125.2	23.5%
Gross profit percentage	55.1%	57.2%	-2.1

The net increase in the dollar amount of cost of sales during the thirteen week period ended March 30, 2019 was primarily due to increased sales volume, both organic and from recent acquisitions, and an increase in inventory purchase accounting adjustments resulting from the Esterline acquisition. Slightly offsetting the net increase in cost of sales were gains in foreign currency and a decrease in acquisition integration costs as presented in the table above.
Gross profit as a percentage of sales decreased by 2.1 percentage points to 55.1% for the thirteen week period ended March 30, 2019 from 57.2% for the thirteen week period ended March 31, 2018. The dollar amount of gross profit increased by $125.2 million, or 23.5%, for the quarter ended March 30, 2019 compared to the comparable quarter in the prior year due to the following items:

•
Gross profit on the sales from acquisitions (excluding acquisition-related costs) was approximately $54.1 million for the quarter ended March 30, 2019, which represented gross profit of approximately 33% of acquisition sales.

•
Organic sales growth as described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $80.2 million for the quarter ended March 30, 2019.

•
Net decrease in gross profit of $9.1 million compared to the same period in the prior fiscal year was due to increased inventory purchase accounting adjustments and stock compensation expense, partially offset by foreign currency gains and lower acquisition integration costs.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $56.9 million to $164.4 million, or 13.7% of sales, for the thirteen week period ended March 30, 2019 from $107.5 million, or 11.5% of sales, for the thirteen week period ended March 31, 2018. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended March 30, 2019 and March 31, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 30, 2019	March 31, 2018	Change	% Change
Selling and administrative expenses - excluding costs below	$124.9	$95.2	$29.7	31.2%
% of total sales	10.4%	10.2%
Stock compensation expense	18.5	10.4	8.1	77.9%
% of total sales	1.5%	1.1%
Acquisition-related expenses	21.0	1.9	19.1	1,005.3%
% of total sales	1.8%	0.2%
Total selling and administrative expenses	$164.4	$107.5	$56.9	52.9%
% of total sales	13.7%	11.5%
The increase in the dollar amount of selling and administrative expenses during the quarter ended March 30, 2019 is primarily due to higher acquisition-related expenses of $19.1 million, higher stock compensation expense of $8.1 million, and higher selling and administrative expenses resulting from the businesses acquired in fiscal 2018 and fiscal 2019.

•
Amortization of Intangible Assets. Amortization of intangible assets was $23.1 million for the quarter ended March 30, 2019 compared to $17.5 million in the quarter ended March 31, 2018. The increase in amortization expense of $5.6 million was primarily due to the amortization expense on the definite-lived intangible assets recorded in connection with the fiscal 2018 acquisitions of Skandia, Extant and Kirkhill and the fiscal 2019 acquisitions of NavCom and Esterline.

•
Refinancing Costs. Refinancing costs of $3.3 million were recorded for the quarter ended March 30, 2019 primarily related to the debt financing activities that occurred in the second quarter of fiscal 2019. Refinancing costs of $0.6 million were recorded for the quarter ended March 31, 2018 representing debt issuance costs expensed in connection with the fiscal year 2018 debt financing activity.

•
Interest Expense-Net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $40.1 million, or 24.9%, to $201.4 million for the quarter ended March 30, 2019 from $161.3 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $15.3 billion for the quarter ended March 30, 2019 and approximately $11.9 billion for the quarter ended March 31, 2018. The increase in the weighted average level of borrowings was primarily due to the activity in the second quarter of fiscal 2019 consisting of the issuance of $4,000 million in 2026 Secured Notes and the activity in the third quarter of fiscal 2018 consisting of the issuance of additional term loans of $700 million (gross) and issuance of $500 million in 6.875% 2026 Notes. The increases in new debt described above were partially offset by principal payments made on the term loans over the comparable period. The weighted average interest rate for cash interest payments on the total borrowings outstanding at March 30, 2019 was 5.5%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 24.2% for the quarter ended March 30, 2019 compared to 18.3% for the quarter ended March 31, 2018. The Company's higher effective tax rate for the thirteen week period ended March 30, 2019 was primarily due to a net interest expense limitation under IRC Section 163(j) resulting from the provisions of The Tax Cuts and Jobs Act. The Company’s effective tax rate for the period ended March 30, 2019 was higher than the Federal statutory rate of 21% primarily resulting from a net interest expense limitation under IRC Section 163(j) offset by the benefit associated with the deduction for foreign-derived intangible income (FDII) and excess tax benefits for share-based payments.

•
Loss from Discontinued Operations. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million which included a working capital adjustment of $0.3 million paid in July 2018. There was no activity from the discontinued operations for the quarter ended March 30, 2019. Loss from discontinued operations was $5.6 million for the quarter ended March 31, 2018.

•
Net Income Attributable to TD Group. Net income attributable to TD Group increased $6.1 million, or 3.1%, to $202.4 million for the quarter ended March 30, 2019 compared to net income attributable to TD Group of $196.3 million for the quarter ended March 31, 2018, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $3.60 for the quarter ended March 30, 2019 and $3.53 per share for the quarter ended March 31, 2018. There was no impact on earnings per share from discontinued operations for the quarter ended March 30, 2019. For the quarter ended March 31, 2018, basic and diluted earnings (loss) per share from continuing operations and discontinued operations were $3.63 and $(0.10), respectively.
Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended March 30, 2019 and March 31, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 30, 2019	% of Sales	March 31, 2018	% of Sales	Change	% Change
Power & Control	$600.7	50.2%	$528.5	56.7%	$72.2	13.7%
Airframe	436.5	36.5%	369.8	39.6%	66.7	18.0%
Non-aviation	36.7	3.1%	34.8	3.7%	1.9	5.5%
Esterline	122.0	10.2%	—	—%	122.0	100.0%
	$1,195.9	100.0%	$933.1	100.0%	$262.8	28.2%
Acquisition sales for the Power & Control segment totaled $16.2 million, an increase of 3.1%, resulting from the acquisition of Extant. Organic sales for the Power & Control segment increased $56.0 million, an increase of 10.6%, for the thirteen week period ended March 30, 2019 compared to the thirteen week period ended March 31, 2018. The organic sales increase resulted primarily from increases in defense sales ($42.2 million, an increase of 18.1%), commercial OEM sales ($3.5 million, an increase of 2.9%) and commercial aftermarket sales ($10.7 million, an increase of 6.5%).
Acquisition sales for the Airframe segment totaled $22.2 million, or an increase of 6.0%, resulting from the acquisitions of Skandia and Kirkhill. Organic sales for the Airframe segment increased $44.5 million, an increase of 12.0%, for the thirteen week period ended March 30, 2019 compared to the thirteen week period ended March 31, 2018. The organic sales increase resulted from increases in commercial aftermarket sales ($13.7 million, an increase of 8.0%), commercial OEM sales ($17.6 million, an increase of 14.4%) and defense sales ($13.4 million, an increase of 18.7%).

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended March 30, 2019 and March 31, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 30, 2019	% of Segment Sales	March 31, 2018	% of Segment Sales	Change	% Change
Power & Control	$320.8	53.4%	$275.6	52.1%	$45.2	16.4%
Airframe	224.0	51.3%	186.0	50.3%	38.0	20.4%
Non-aviation	11.9	32.4%	10.3	29.6%	1.6	15.5%
Esterline	26.7	21.9%	—	—%	26.7	100.0%
	$583.4	48.8%	$471.9	50.6%	$111.5	23.6%
EBITDA As Defined for the Power & Control segment from the acquisition of Extant prior to the application of our core value-driven operating strategies (i.e., obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) was approximately $5.7 million. Organic EBITDA As Defined for the Power & Control segment increased approximately $39.5 million, an increase of 14.3%, resulting from organic sales growth in defense, commercial OEM, and commercial aftermarket sales along with the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the acquisitions of Skandia and Kirkhill prior to the application of our core value-driven operating strategies was approximately $(2.1) million. Including the impact of our core value-driven operating strategies (which are categorized as "organic" improvement), the EBITDA as Defined contribution from the acquisitions of Skandia and Kirkhill was $13.4 million for thirteen week period ended March 30, 2019. Organic EBITDA As Defined for the Airframe segment increased approximately $40.1 million, an increase of 21.6%, resulting from organic sales growth in the commercial aftermarket, commercial OEM and defense sales along with the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

Twenty-six week period ended March 30, 2019 compared with the twenty-six week period ended March 31, 2018
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended March 30, 2019 and March 31, 2018 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Total Sales
	March 30, 2019	March 31, 2018	Change
Organic sales	$1,982.1	$1,781.0	$201.1	11.3%
Acquisition sales	207.1	—	207.1	11.6%
	$2,189.2	$1,781.0	$408.2	22.9%
The increase in organic sales for the twenty-six week period ended March 30, 2019 compared to the twenty-six week period ended March 31, 2018, is primarily related to an increase in defense sales ($102.2 million, an increase of 17.2%), commercial OEM sales ($51.8 million, an increase of 11.4%), and commercial aftermarket sales ($45.8 million, and increase of 7.1%).
Acquisition sales represent sales of acquired businesses prior to the application of the Company's core value-driven operating strategies impacting sales (i.e., obtaining profitable new business and providing highly engineered value-added products to customers) for the period up to one year subsequent to their respective acquisition dates. The amount of acquisition sales shown in the table above for the twenty-six week period ended March 30, 2019 were attributable to the acquisitions of Esterline, Skandia, Extant and Kirkhill.

•
Cost of Sales and Gross Profit. Cost of sales increased by $195.5 million, or 25.4%, to $965.8 million for the twenty-six week period ended March 30, 2019 compared to $770.3 million for the twenty-six week period ended March 31, 2018. Cost of sales and the related percentage of total sales for the twenty-six week periods ended March 30, 2019 and March 31, 2018 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 30, 2019	March 31, 2018	Change	% Change
Cost of sales - excluding costs below	$941.7	$756.3	$185.4	24.5%
% of total sales	43.0%	42.5%
Inventory purchase accounting adjustments	20.4	—	20.4	100.0%
% of total sales	0.9%	—%
Foreign currency (gain) loss	(2.8)	8.2	(11.0)	(134.1)%
% of total sales	(0.1)%	0.5%
Stock compensation expense	3.8	2.3	1.5	65.2%
% of total sales	0.2%	0.1%
Acquisition integration costs	2.7	3.5	(0.8)	(22.9)%
% of total sales	0.1%	0.2%
Total cost of sales	$965.8	$770.3	$195.5	25.4%
% of total sales	44.1%	43.3%
Gross profit	$1,223.4	$1,010.7	$212.7	21.0%
Gross profit percentage	55.9%	56.7%
The net increase in the dollar amount of cost of sales during the twenty-six week period ended March 30, 2019 was primarily due to increased sales volume, both organic and from recent acquisitions, and an increase in inventory purchase accounting adjustments resulting from the Esterline acquisition. Slightly offsetting the net increase in cost of sales were gains in foreign currency and a decrease in acquisition integration costs as presented in the table above.
Gross profit as a percentage of sales decreased by 0.8 percentage points to 55.9% for the twenty-six week period ended March 30, 2019 from 56.7% for the twenty-six week period ended March 31, 2018. The dollar amount of gross profit increased by $212.7 million, or 21.0%, for the twenty-six week period ended March 30, 2019 compared to the twenty-six week period in the prior year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $65.7 million for the twenty-six week period ended March 30, 2019, which represented gross profit of approximately 31% of the acquisition sales.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in a net increase in gross profit of approximately $157.1 million for the twenty-six week period ended March 30, 2019.

•
Net decrease in gross profit of $10.1 million compared to the same period in the prior fiscal year was due to increased inventory purchase accounting adjustments and stock compensation expense, partially offset by lower foreign currency losses and acquisition integration costs.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $72.4 million to $286.5 million, or 13.1% of sales, for the twenty-six week period ended March 30, 2019 from $214.1 million, or 12.0% of sales, for the twenty-six week period ended March 31, 2018. Selling and administrative expenses and the related percentage of total sales for the twenty-six week periods ended March 30, 2019 and March 31, 2018 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 30, 2019	March 31, 2018	Change	% Change
Selling and administrative expenses - excluding costs below	$225.2	$190.7	$34.5	18.1%
% of total sales	10.3%	10.7%
Stock compensation expense	34.4	20.4	14.0	68.6%
% of total sales	1.6%	1.1%
Acquisition-related expenses	26.9	3.0	23.9	796.7%
% of total sales	1.2%	0.2%
Total selling and administrative expenses	$286.5	$214.1	$72.4	33.8%
% of total sales	13.1%	12.0%
The increase in the dollar amount of selling and administrative expenses during the twenty-six week period ended March 30, 2019 is primarily due to higher acquisition-related expenses of $23.9 million, higher stock compensation expense of $14.0 million, and higher selling and administration expenses resulting from the businesses acquired in fiscal 2018 and fiscal 2019.

•
Amortization of Intangible Assets. Amortization of intangible assets was $43.1 million for the twenty-six week period ended March 30, 2019 compared to $34.6 million in the twenty-six week period ended March 31, 2018. The increase in amortization expense of $8.5 million was primarily due to the amortization expense on the definite-lived intangible assets (i.e., technology and order backlog) recorded in connection with the fiscal 2018 acquisitions of Skandia, Extant and Kirkhill and the fiscal 2019 acquisitions of NavCom and Esterline.

•
Refinancing Costs. Refinancing costs of $3.4 million were recorded for the twenty-six week period ended March 30, 2019 and primarily related to the debt financing activities that occurred in the second quarter of fiscal 2019. Refinancing costs of $1.8 million were recorded for the twenty-six week period ended March 31, 2018 representing debt issuance costs expensed in connection with the fiscal 2018 debt financing activity.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $51.2 million, or 15.9%, to $373.4 million for the twenty-six week period ended March 30, 2019 from $322.2 million for the comparable twenty-six week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $14.1 billion for the twenty-six week period ended March 30, 2019 and approximately $11.9 billion for the twenty-six week period ended March 31, 2018. The increase in weighted average level of borrowings was primarily due to the activity in the second quarter of fiscal 2019 consisting of the issuance of $4,000 million in 2026 Secured Notes and the activity in the third quarter of fiscal 2018 consisting of issuing additional term loans of $700 million (gross) and issuing $500 million in 6.875% 2026 Notes. The increases in new debt described above were partially offset by principal payments on the term loans over the comparable period. The weighted average interest rate for cash interest payments on total borrowings outstanding at March 30, 2019 was 5.5%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 22.9% for the twenty-six week period ended March 30, 2019 compared to (17.3)% for the twenty-six week period ended March 31, 2018. The Company's higher effective tax rate for the twenty-six week period ended March 30, 2019 was due to the discrete adjustment recognized in the twenty-six week period ended March 31, 2018 related to the enactment of the Tax Cuts and Jobs Act.

•
Loss from Discontinued Operations. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million which included a working capital adjustment of $0.3 million paid in July 2018. There was no activity from the discontinued operations for the twenty-six week period ended March 30, 2019. The loss from discontinued operations was $2.8 million for the twenty-six week period ended March 31, 2018.

•
Net Income Attributable to TD Group. Net income attributable to TD Group decreased $112.6 million, or 22.0%, to $398.5 million for the twenty-six week period ended March 30, 2019 compared to net income attributable to TD Group of $511.1 million for the twenty-six week period ended March 31, 2018, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $6.65 for the twenty-six week period ended March 30, 2019 and $8.18 per share for the twenty-six week period ended March 31, 2018. There was no impact on earnings per share from discontinued operations for the twenty-six week period ended March 30, 2019. Net income attributable to TD Group for the twenty-six week period ended March 30, 2019 of $398.5 million was decreased by dividend equivalent payments of $24.3 million, or $0.43 per share, resulting in net income available to common shareholders of $374.1 million, or $6.65 per share. For the twenty-six week period ended March 31, 2018, basic and diluted earnings (loss) per share from continuing operations and discontinued operations were $8.23 and $(0.05), respectively. Net income for the twenty-six week period ended March 31, 2018 of $511.1 million was decreased by an allocation of dividends on participating securities of $56.1 million, or $1.01 per share, resulting in net income available to common shareholders of $454.9 million, or $8.18 per share.

Business Segments

•	Segment Net Sales. Net sales by segment for the twenty-six week period ended March 30, 2019 and March 31, 2018 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 30, 2019	% of Sales	March 31, 2018	% of Sales	Change	% Change
Power & Control	$1,161.0	53.0%	$1,011.2	56.8%	$149.8	14.8%
Airframe	835.3	38.2%	703.2	39.5%	132.1	18.8%
Non-aviation	70.9	3.2%	66.6	3.7%	4.3	6.5%
Esterline	122.0	5.6%	—	—%	122.0	100.0%
	$2,189.2	100.0%	$1,781.0	100.0%	$408.2	22.9%
Acquisition sales for the Power & Control segment totaled $37.7 million, or an increase of 3.7%, resulting from the acquisition of Extant. Organic sales for the Power & Control segment increased $112.1 million, an increase of 11.1%, for the twenty-six week period ended March 30, 2019 compared to the twenty-six week period ended March 31, 2018. The organic sales increase resulted primarily from an increase in defense sales ($76.6 million, an increase of 17.0%), an increase in commercial OEM sales ($18.7 million, an increase of 8.4%), and an increase commercial aftermarket sales ($16.9 million, an increase of 5.5%).
Acquisition sales for the Airframe segment totaled $47.5 million, or an increase of 6.8%, resulting from the acquisitions of Skandia and Kirkhill. Organic sales for the Airframe business increased $84.6 million, an increase of 12.0%, for the twenty-six week period ended March 30, 2019 compared to the twenty-six week period ended March 31, 2018. The organic sales increase resulted from increases in commercial aftermarket sales ($28.8 million, an increase of 8.7%), defense sales ($25.4 million, an increase of 18.1%) and commercial OEM sales ($31.0 million, an increase of 13.7%).

•	EBITDA As Defined. EBITDA As Defined by segment for the twenty-six week periods ended March 30, 2019 and March 31, 2018 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 30, 2019	% of Segment Sales	March 31, 2018	% of Segment Sales	Change	% Change
Power & Control	$620.7	53.5%	$520.3	51.5%	$100.4	19.3%
Airframe	415.5	49.7%	344.4	49.0%	71.1	20.6%
Non-aviation	22.6	31.9%	19.3	29.0%	3.3	17.1%
Esterline	26.7	21.9%	—	—%	26.7	100.0%
	$1,085.5	49.6%	$884.0	49.6%	$201.5	22.8%
EBITDA As Defined for the Power & Control segment from the acquisition of Extant prior to the application of our core value-driven operating strategies (i.e., obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) was approximately $16.2 million for the twenty-six week period ended March 30, 2019. Organic EBITDA As Defined for the Power & Control segment increased approximately $84.2 million, an increase of 16.2%, resulting from organic sales growth in defense sales, commercial OEM and commercial aftermarket sales, as well as the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.

EBITDA As Defined for the Airframe segment from the acquisitions of Skandia and Kirkhill prior to the application of our core value-driven operating strategies (i.e., obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) was approximately $(4.0) million for the twenty-six week period ended March 30, 2019. Including the impact of our core value-driven operating strategies (which are categorized as "organic" improvement), the EBITDA as Defined contribution from the acquisitions of Skandia and Kirkhill was $22.6 million for the twenty-six week period ended March 30, 2019. Organic EBITDA as Defined for the Airframe segment increased approximately $75.1 million, an increase of 21.8%, resulting from organic sales growth in commercial aftermarket sales, defense sales, and commercial OEM sales, as well as the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
Backlog
As of March 30, 2019, the Company estimated its sales order backlog at $2,188 million, which excludes the sales order backlog of the Esterline businesses, compared to an estimated sales order backlog of $1,869 million as of March 31, 2018. The increase in backlog is due to growth from recent acquisitions and organic growth in the commercial aftermarket, commercial OEM and defense markets. The majority of the purchase orders outstanding as of March 30, 2019 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of March 30, 2019 may not necessarily represent the actual amount of shipments or sales for any future period.
The sales order backlog associated with the acquired Esterline businesses is currently being assessed by TransDigm management to ensure the reported backlog is in compliance with TransDigm policy and is being computed consistently with that of the existing TransDigm legacy businesses. Therefore, the sales order backlog associated with the Esterline acquisition is excluded from the total sales order backlog reported above as of March 30, 2019.
Foreign Operations
Although we manufacture a significant portion of our products in the United States, we manufacture certain products in Europe, Asia, Canada, Mexico and other countries globally. We sell our products in the United States as well as in foreign countries. Although the majority of sales of our products are made to customers (including distributors) located in the United States, our products are ultimately sold to and used by customers, including airlines and other end users of aircraft, throughout the world. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.
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
As a result of the debt financing activity during the second quarter of fiscal 2019, interest payments will increase going forward in accordance with the terms of the related debt agreements. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide more than sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make opportunistic investments in our own stock, make strategic business combinations and/or pay dividends to our shareholders.
Operating Activities. The Company generated $453.0 million of net cash from operating activities during the twenty-six week period ended March 30, 2019 compared to $453.7 million during the twenty-six week period ended March 31, 2018.
The change in accounts receivable during the twenty-six week period ended March 30, 2019 was a use of cash of $7.2 million compared to a source of cash of $5.9 million during the twenty-six week period ended March 31, 2018. The decrease in the source of cash of $13.1 million is primarily attributable to an increase in sales and related timing of receipt of payment from customers.
The change in inventories during the twenty-six week period ended March 30, 2019 was a use of cash of $45.2 million compared to a use of cash of $16.3 million during the twenty-six week period ended March 31, 2018. The increase in the use of cash of $28.8 million is primarily attributable to an increase in raw materials and work in process inventory in response to the growth in the sales order backlog.
The change in accounts payable during the twenty-six week period ended March 30, 2019 was a source of cash of $1.1 million compared to a use of cash of $0.6 million during the twenty-six week period ended March 31, 2018.
Investing Activities. Net cash used in investing activities was $3,612.8 million during the twenty-six week period ended March 30, 2019, consisting of capital expenditures of $43.4 million and payments for acquisitions, net of cash acquired, of $3,569.4 million which is primarily comprised of the acquisitions of Esterline for $3,536.3 million and NavCom for $27.0 million.
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
Financing Activities. Net cash provided by financing activities during the twenty-six week period ended March 30, 2019 was $3,914.8 million. The source of cash was primarily attributable to $4,482.0 million in net proceeds from the completion of the 2026 Secured Notes and 2027 Notes offerings in the second quarter of fiscal 2019 and $47.1 million in proceeds from stock option exercises. Sources were partially offset by the cash tender and redemption of the 2020 Notes for $550.0 million, repayments on term loans of $38.2 million, and the payment of $24.3 million in dividend equivalent payments.
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

Description of Senior Secured Term Loans and Indentures

Senior Secured Term Loans Facility
TransDigm has $7,561.7 million in fully drawn term loans (the “Term Loans Facility”) and a $760.0 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of March 30, 2019):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,232.4 million	May 30, 2025	LIBO rate + 2.5%
Tranche F	$3,542.0 million	June 9, 2023	LIBO rate + 2.5%
Tranche G	$1,787.3 million	August 22, 2024	LIBO rate + 2.5%
The Term Loans Facility requires quarterly aggregate principal payments of $19.1 million. The revolving commitments consist of two tranches which includes up to $151.5 million of multicurrency revolving commitments. At March 30, 2019, the Company had $33.7 million in letters of credit outstanding and $726.3 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate related to the tranche E, tranche F and tranche G term loans are not subject to a floor. For the twenty-six week period ended March 30, 2019, the applicable interest rates ranged from approximately 4.7% to 5.0% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 12, “Derivatives and Hedging Activities,” to the condensed consolidated financial statements.
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
Under the terms of Amendment No. 5, the maturity date of the existing $600.0 million revolving credit facility was extended to December 28, 2022. The terms and conditions that applied to the revolving credit facility upon execution of Amendment No. 5 , other than the maturity date, were substantially the same as the terms and conditions that applied to the revolving credit facility immediately prior to Amendment No. 5.
Amendment No. 5 extended our ability to make certain additional restricted payments (including the ability of the Company to declare or pay dividends or repurchase stock) in an aggregate amount not to exceed $1.5 billion, so long as, among other conditions, the consolidated secured net debt ratio is no greater than 4.00 to 1.00 (in the case of share repurchases) or the consolidated net leverage ratio is no greater than 6.75 to 1.00 (in the case of dividends or other distributions), in each case, after giving pro forma effect to such transactions. As there were no dividends or share repurchases paid prior to December 31, 2018, up to $500 million may be used to repurchase stock in future periods. No share repurchases were made during the quarter ended March 30, 2019.
On March 14, 2019, the Company entered into Amendment No. 6 to the Second Amended and Restated Credit Agreement ("Amendment No. 6"). Under the terms of Amendment No. 6, the capacity of the revolving credit facility increased from $600 million to $760 million. The revolving commitments consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. The terms and conditions that apply to the revolving credit facility, other than the additional revolving credit commitments, are substantially the same as the terms and conditions that applied to the revolving credit facility immediately prior to Amendment No. 6.

Indentures

Senior Subordinated Notes	Aggregate Principal	Maturity Date	Interest Rate
2022 Notes	$1,150 million	July 15, 2022	6.00%
2023 Notes	$370 million	April 15, 2023	3.625%
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$750 million	May 15, 2025	6.50%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%
2026 Secured Notes	$4,000 million	March 15, 2026	6.25%
2027 Notes	$550 million	March 15, 2027	7.50%
The 2022 Notes, the 2024 Notes, the 6.375% 2026 Notes and the 2027 Notes (the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount and the subsequent $300 million offering of 2025 Notes in the second quarter of fiscal 2017 were issued at a price of 101.5% of the principal amount, resulting in gross proceeds of $304.5 million. The 6.875% 2026 Notes (the "TransDigm UK Notes," and together with the TransDigm Inc. Notes, the "Notes," are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million. The 2026 Secured Notes (together with the TransDigm UK Notes and the TransDigm Inc. Notes, the "Notes," are further described below) offered in the second quarter of fiscal 2019 were issued at a price of 102.0% of the principal amount, resulting in gross proceeds of $4,002 million.
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
On January 30, 2019, the Company entered into a purchase agreement in connection with a private offering of $3.8 billion aggregate principal amount in 6.25% senior secured notes due 2026. In addition, on February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $200 million aggregate principal amount of 6.25% senior secured notes due 2026. All $4.0 billion aggregate principal amount of the secured notes will constitute a single class and was issued under a single indenture (herein the "2026 Secured Notes"). The notes in the first secured notes offering were issued at a price of 100% of their principal amount and the notes in the second secured notes offering were issued at a price of 101% of their principal amount. The Notes are guaranteed, with certain exceptions, by TransDigm Group, TransDigm UK and all of TransDigm Inc.’s existing U.S. subsidiaries on a senior secured basis. The 2026 Secured Notes offerings closed on February 13, 2019 and mature on March 15, 2026.
On February 13, 2019, the Company announced a cash tender offer for any and all of its outstanding 2020 Notes. On March 15, 2019, the Company redeemed the principal amount of $550 million in 2020 Notes, plus accrued and unpaid interest of approximately $12.6 million. The Company recorded refinancing costs of $1.7 million during the thirteen and twenty-six week periods ended March 30, 2019 representing unamortized debt issuance costs expensed in conjunction with the redemption of the 2020 Notes.
On March 14, 2019, in connection with the closing of the acquisition of Esterline, the Company announced a cash tender offer for any and all of its outstanding 2023 Notes. A notice of redemption with respect to the Notes was given to each holder of the Notes, providing for the redemption of all outstanding Notes on April 15, 2019 at the redemption price set forth in the indenture. On April 15, 2019, the Company redeemed the principal amount of approximately $373.8 million (€330.0 million as the 2023 Notes were denominated in Euros), plus accrued interest of approximately $6.8 million, the early redemption premium of $6.8 million and fees of approximately $0.2 million. As of March 30, 2019, the funds for the redemption of the 2023 Notes of approximately $387.6 million were held in trust and are committed to be used in redeeming the 2023 Notes. The funds are restricted to the redemption of the 2023 Notes, and as such, are reflected as restricted cash in the condensed consolidated balance sheet as of March 30, 2019.
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
The restrictive covenants included in the Credit Agreement are subject to amendments executed periodically. The most recent amendment that impacted the restrictive covenants contained in the Credit Agreement is Amendment No. 6. The restrictive covenants are described above in the Recent Amendments to the Credit Agreement section.
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
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended March 30, 2019.
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
As of March 30, 2019, the Company was in compliance with all of its debt covenants.
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
On July 31, 2018, the Company amended the Securitization Facility to increase the borrowing capacity to $350 million and extend the maturity date to July 31, 2019. As of March 30, 2019, the Company has borrowed $300 million under the Securitization Facility. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the quarter and year-to-date period ended March 30, 2019. As of March 30, 2019, the entire $650 million of repurchases allowable under the program remained, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income including noncontrolling interests	$202,632	$196,278	$398,674	$511,053
Less: Loss from discontinued operations, net of tax(1)	—	(5,562)	—	(2,798)
Income from continuing operations including noncontrolling interests	202,632	201,840	398,674	513,851
Adjustments:
Depreciation and amortization expense	40,808	30,970	76,226	61,609
Interest expense, net	201,409	161,266	373,409	322,199
Income tax provision	64,552	45,347	118,274	(75,700)
EBITDA	509,401	439,423	966,583	821,959
Adjustments:
Inventory purchase accounting adjustments(2)	16,305	—	20,425	—
Acquisition integration costs(3)	5,187	3,980	7,413	5,329
Acquisition transaction-related expenses(4)	16,835	505	22,228	1,230
Non-cash stock compensation expense(5)	20,543	11,590	38,273	22,703
Refinancing costs(6)	3,298	638	3,434	1,751
Other, net(7)	189	6,987	90	11,684
EBITDA As Defined	$571,758	$463,123	$1,058,446	$864,656

(1)	Refer to Note 3, "Acquisitions and Divestitures," to the condensed consolidated financial statements included herein for further information.

(2)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(4)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(5)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)	Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Twenty-Six Week Periods Ended
	March 30, 2019	March 31, 2018
Net cash provided by operating activities	$452,997	$453,684
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	69,377	(9,404)
Interest expense, net (1)	360,123	311,605
Income tax provision - current	125,793	90,892
Non-cash stock compensation expense (2)	(38,273)	(22,703)
Refinancing costs (6)	(3,434)	(1,751)
EBITDA from discontinued operations (8)	—	(364)
EBITDA	966,583	821,959
Adjustments:
Inventory purchase accounting adjustments (3)	20,425	—
Acquisition integration costs (4)	7,413	5,329
Acquisition transaction-related expenses (5)	22,228	1,230
Non-cash stock compensation expense (2)	38,273	22,703
Refinancing costs (6)	3,434	1,751
Other, net (7)	90	11,684
EBITDA As Defined	$1,058,446	$864,656

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)	Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises and gain or loss on sale of fixed assets.

(8)	Refer to Note 3, "Acquisitions and Divestitures," to the condensed consolidated financial statements included herein for further information.

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
ITEM 4. CONTROLS AND PROCEDURES
As of March 30, 2019, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations. During the fiscal quarter ended March 30, 2019, the Company completed the acquisition of Esterline. The Company is currently integrating the acquisition into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisition from management's evaluation of internal controls over financial reporting as of March 30, 2019. The acquisition constituted approximately 33% of the Company's total assets (inclusive of acquired intangible assets) as of March 30, 2019, and approximately 10% of the Company's net sales in the fiscal quarter ended March 30, 2019.
Changes in Internal Control over Financial Reporting
Except as described in the preceding paragraph, there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the thirteen and twenty-six week periods ended March 30, 2019. As of March 30, 2019, the entire $650 million of repurchases allowable under the program remained, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Fifth Amended and Restated Certificate of Incorporation of Esterline Technologies Corporation (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.2
Second Amended and Restated Bylaws of Esterline Technologies Corporation (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.3
Certificate of Incorporation of Souriau USA, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.4
Amended and Restated Bylaws of Souriau USA, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.5
Certificate of Formation of Esterline International Company (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.6
Amended and Restated Bylaws of Esterline International Company (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.7
Certificate of Incorporation, as amended, of Leach Holding Corporation (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.8
Amended and Restated Bylaws of Leach Holding Corporation (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.9
Certificate of Incorporation, as amended, of Leach International Corporation (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.10
Amended and Restated Bylaws of Leach International Corporation (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.11
Certificate of Incorporation of Leach Technology Group, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.12
Amended and Restated Bylaws of Leach Technology Group, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.13
Restated Articles of Incorporation of TA Aerospace Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.14
Amended and Restated Bylaws of TA Aerospace Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.15	Certificate of Formation of Esterline US LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)
3.16
Amended and Restated Limited Liability Company Agreement of Esterline US LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.17
Certificate of Formation of CMC Electronics Aurora LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.18
Amended and Restated Limited Liability Company Agreement of CMC Electronics Aurora LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.19
Amended and Restated Certificate of Incorporation of Advanced Input Devices, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.20
Amended and Restated Bylaws of Advanced Input Devices, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.21
Certificate of Formation of Esterline Europe Company LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.22
Amended and Restated Limited Liability Company Agreement of Esterline Europe Company LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.23
Certificate of Formation of Esterline Georgia US LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.24
Amended and Restated Limited Liability Company Agreement of Esterline Georgia US LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.25
Amended and Restated Certificate of Formation of Esterline Federal LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.26
Amended and Restated Limited Liability Company Agreement of Esterline Federal LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.27
Certificate of Incorporation, as amended, of Angus Electronics Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.28
Amended and Restated Bylaws of Angus Electronics Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.29
Amended and Restated Articles of Incorporation of Avista, Incorporated (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.30
Amended and Restated Bylaws of Avista, Incorporated (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.31
Certificate of Incorporation, as amended, of Esterline Sensors Services Americas, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.32
Amended and Restated Bylaws of Esterline Sensors Services Americas, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.33
Certificate of Formation of Esterline Technologies SGIP LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.34	Amended and Restated Limited Liability Company Agreement of Esterline Technologies SGIP LLC (Filed herewith)
3.35
Certificate of Incorporation of Hytek Finishes Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.36
Amended and Restated Bylaws of Hytek Finishes Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.37
Restated Articles of Incorporation of Janco Corporation (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.38
Amended and Restated Bylaws of Janco Corporation (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.39
Certificate of Incorporation, as amended, of Mason Electric Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.40
Amended and Restated Bylaws of Mason Electric Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.41
Amended and Restated Articles of Incorporation of NMC Group Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.42
Amended and Restated Bylaws of NMC Group Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.43
Certificate of Incorporation, as amended, of Norwich Aero Products, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.44
Amended and Restated By-laws of Norwich Aero Products, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.45
Certificate of Incorporation, as amended, of Palomar Products, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.46
Amended and Restated Bylaws of Palomar Products, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.47
Certificate of Formation of 17111 Waterview Pkwy LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.48	Amended and Restated Limited Liability Company Agreement of 17111 Waterview Pkwy LLC (Filed herewith)

3.49
Certificate of Incorporation of Korry Electronics Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.50
Amended and Restated Bylaws of Korry Electronics Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.51
Certificate of Incorporation, as amended, of Memtron Technologies Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.52
Amended and Restated Bylaws of Memtron Technologies Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.53
Limited Liability Company Articles of Organization of Sunbank Family of Companies LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.54
Amended and Restated Operating Agreement of Sunbank Family of Companies LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.55
Limited Liability Company Articles of Organization, as amended, of Joslyn Sunbank Company, LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.56
Amended and Restated Operating Agreement of Joslyn Sunbank Company, LLC (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.57
Certificate of Incorporation of Armtec Defense Products Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.58
Amended and Restated Bylaws of Armtec Defense Products Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.59
Certificate of Incorporation of Armtec Countermeasures Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.60
Amended and Restated Bylaws of Armtec Countermeasures Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.61
Certificate of Incorporation, as amended, of Armtec Countermeasures TNO Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.62
Amended and Restated Bylaws of Armtec Countermeasures TNO Co. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.63
Certificate of Incorporation of Racal Acoustics, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.64
Amended and Restated Bylaws of Racal Acoustics, Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.65
Amended and Restated Articles of Incorporation of Gamesman Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

3.66	Amended and Restated Bylaws of Gamesman Inc. (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)
4.1
Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.25% Senior Secured Notes due 2026 (Incorporated by reference to 8-K filed February 13, 2019)

4.2	Form of 6.25% Senior Secured Notes due 2026 (Incorporated by reference to 8-K filed February 13, 2019)
4.3
Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027 (Incorporated by reference to 8-K filed February 13, 2019)

4.4	Form of 7.50% Senior Subordinated Notes due 2027 (Incorporated by reference to 8-K filed February 13, 2019)
4.5
Registration Rights Agreement, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as representatives for the initial purchasers listed therein (Incorporated by reference to 8-K filed February 13, 2019)

4.6
Thirteenth Supplemental Indenture, dated as of March 29, 2019, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

4.7
Thirteenth Supplemental Indenture, dated as of March 29, 2019, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

4.8
Twelfth Supplemental Indenture, dated as of March 29, 2019, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm, Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

4.9
Ninth Supplemental Indenture, dated as of March 29, 2019, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm, Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

4.10
Third Supplemental Indenture, dated as of March  29, 2019, among TransDigm UK Holdings plc, as issuer, TransDigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm, Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

4.11
First Supplemental Indenture, dated as of March 29, 2019, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm, Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

4.12
First Supplemental Indenture, dated as of March 29, 2019, among TransDigm, Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc, TransDigm, Inc. and TransDigm Group Incorporated's Form S-4 filed April 2, 2019)

10.1
Amendment No. 6 and Incremental Revolving Credit Assumption Agreement, dated as of March 14, 2019, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders. (Incorporated by reference to 8-K filed March 14, 2019)

31.1
Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	May 8, 2019
Kevin Stein

/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	May 8, 2019
Michael Lisman