Form 10-Q
period 2019-06-29
TransDigm Group INC
filed 2019-08-07
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 29, 2019

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 53,329,410 as of July 29, 2019.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

	June 29, 2019	September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,716,812	$2,073,017
Trade accounts receivable - Net	1,162,345	704,310
Inventories - Net	1,413,934	805,292
Prepaid expenses and other	118,104	74,668
Total current assets	5,411,195	3,657,287
PROPERTY, PLANT AND EQUIPMENT - NET	745,538	388,333
GOODWILL	8,684,663	6,223,290
OTHER INTANGIBLE ASSETS - NET	2,734,014	1,788,404
DEFERRED INCOME TAXES	62,775	—
OTHER	64,413	140,153
TOTAL ASSETS	$17,702,598	$12,197,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$80,863	$75,817
Short-term borrowings - trade receivable securitization facility	299,951	299,519
Accounts payable	310,448	173,603
Accrued liabilities	689,378	351,443
Total current liabilities	1,380,640	900,382
LONG-TERM DEBT	16,495,885	12,501,946
DEFERRED INCOME TAXES	641,002	399,496
OTHER NON-CURRENT LIABILITIES	495,685	204,114
Total liabilities	19,013,212	14,005,938
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 57,450,206 and 56,895,686 at June 29, 2019 and September 30, 2018, respectively	575	569
Additional paid-in capital	1,339,050	1,208,742
Accumulated deficit	(1,709,790)	(2,246,578)
Accumulated other comprehensive (loss) income	(175,775)	4,100
Treasury stock, at cost; 4,161,326 shares at June 29, 2019 and September 30, 2018, respectively	(775,304)	(775,304)
Total TD Group stockholders’ deficit	(1,321,244)	(1,808,471)
NONCONTROLLING INTERESTS	10,630	—
Total stockholders' deficit	(1,310,614)	(1,808,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,702,598	$12,197,467
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
NET SALES	$1,658,319	$980,662	$3,847,559	$2,761,692
COST OF SALES	896,845	411,142	1,862,648	1,181,448
GROSS PROFIT	761,474	569,520	1,984,911	1,580,244
SELLING AND ADMINISTRATIVE EXPENSES	274,557	112,816	561,307	326,208
AMORTIZATION OF INTANGIBLE ASSETS	41,889	19,224	84,986	53,793
INCOME FROM OPERATIONS	445,028	437,480	1,338,618	1,200,243
INTEREST EXPENSE - NET	241,292	167,577	614,701	489,776
REFINANCING COSTS	106	4,159	3,540	5,910
OTHER (INCOME) EXPENSE	(1,889)	203	(2,090)	865
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	205,519	265,541	722,467	703,692
INCOME TAX PROVISION	60,909	48,150	179,183	(27,550)
INCOME FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTERESTS	144,610	217,391	543,284	731,242
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(145)	—	(2,943)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	144,610	217,246	543,284	728,299
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(160)	—	(384)	—
NET INCOME ATTRIBUTABLE TO TD GROUP	$144,450	$217,246	$542,900	$728,299
NET INCOME APPLICABLE TO TD GROUP COMMON STOCK	$144,450	$217,246	$518,591	$672,151
Net earnings per share attributable to TD Group stockholders:
Net earnings per share from continuing operations - basic and diluted	$2.57	$3.91	$9.22	$12.14
Net loss per share from discontinued operations - basic and diluted	—	—	—	(0.05)
Net earnings per share	$2.57	$3.91	$9.22	$12.09
Weighted-average shares outstanding:
Basic and diluted	56,265	55,597	56,265	55,598
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income including noncontrolling interests	$144,610	$217,246	$543,284	$728,299
Net income attributable to noncontrolling interests	(160)	—	(384)	—
Net income attributable to TD Group	$144,450	$217,246	$542,900	$728,299
Other comprehensive (loss) income, net of tax:
Foreign currency translation	51,752	(32,543)	27,603	(4,355)
Unrealized (loss) gain on derivatives	(70,144)	2,307	(207,263)	65,781
Pensions and other postretirement benefits	(346)	—	(215)	—
Other comprehensive (loss) income, net of tax, attributable to TD Group	(18,738)	(30,236)	(179,875)	61,426
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$125,712	$187,010	$363,025	$789,725
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interest	Total
BALANCE, SEPTEMBER 30, 2018	56,895,686	$569	$1,208,742	$(2,246,578)	$4,100	(4,161,326)	$(775,304)	$—	$(1,808,471)
Cumulative effect of ASC 606, adopted October 1, 2018	—	—	—	3,284	—	—	—	—	3,284
Cumulative effect of ASU 2016-16, adopted October 1, 2018	—	—	—	(353)	—	—	—	—	(353)
Accrued unvested dividend equivalents and other	—	—	—	(3,122)	—	—	—	—	(3,122)
Compensation expense recognized for employee stock options	—	—	16,645	—	—	—	—	—	16,645
Exercise of employee stock options	109,695	1	14,174	—	—	—	—	—	14,175
Net income	—	—	—	196,042	—	—	—	—	196,042
Foreign currency translation adjustments, net of tax	—	—	—	—	(11,228)	—	—	—	(11,228)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(73,865)	—	—	—	(73,865)
BALANCE, DECEMBER 29, 2018	57,005,381	$570	$1,239,561	$(2,050,727)	$(80,993)	(4,161,326)	$(775,304)	$—	$(1,666,893)
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	—	9,307	9,307
Accrued unvested dividend equivalents and other	—	—	—	(2,794)	—	—	—	—	(2,794)
Compensation expense recognized for employee stock options	—	—	18,381	—	—	—	—	—	18,381
Exercise of employee stock options	298,240	3	32,952	—	—	—	—	—	32,955
Common stock issued	476	—	209	—	—	—	—	—	209
Net income	—	—	—	202,408	—	—	—	224	202,632
Foreign currency translation adjustments, net of tax	—	—	—	—	(12,921)	—	—	—	(12,921)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(63,254)	—	—	—	(63,254)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	131	—	—	—	131
BALANCE, MARCH 30, 2019	57,304,097	$573	$1,291,103	$(1,851,113)	$(157,037)	(4,161,326)	$(775,304)	$9,531	$(1,482,247)
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	—	939	939
Accrued unvested dividend equivalents and other	—	—	—	(3,127)	—	—	—	—	(3,127)
Compensation expense recognized for employee stock options	—	—	30,794	—	—	—	—	—	30,794
Exercise of employee stock options	146,109	2	17,153	—	—	—	—	—	17,155
Net income	—	—	—	144,450	—	—	—	160	144,610
Foreign currency translation adjustments, net of tax	—	—	—	—	51,752	—	—	—	51,752
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(70,144)	—	—	—	(70,144)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	(346)	—	—	—	(346)
BALANCE, JUNE 29, 2019	57,450,206	$575	$1,339,050	$(1,709,790)	$(175,775)	(4,161,326)	$(775,304)	$10,630	$(1,310,614)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Total
BALANCE, SEPTEMBER 30, 2017	56,093,659	$561	$1,095,319	$(3,187,220)	$(85,143)	(4,159,207)	$(774,721)	$(2,951,204)
Accrued unvested dividend equivalents and other	—	—	—	(4,509)	—	—	—	(4,509)
Compensation expense recognized for employee stock options and restricted stock	—	—	10,533	—	—	—	—	10,533
Exercise of employee stock options, restricted stock activity and other, net	189,082	2	7,290	—	—	—	—	7,292
Net Income	—	—	—	314,775	—	—	—	314,775
Foreign currency translation adjustments, net of tax	—	—	—	—	5,152	—	—	5,152
Unrealized gain on derivatives, net of tax	—	—	—	—	18,248	—	—	18,248
BALANCE, DECEMBER 30, 2017	56,282,741	$563	$1,113,142	$(2,876,954)	$(61,743)	(4,159,207)	$(774,721)	$(2,599,713)
Accrued unvested dividend equivalents and other	—	—	—	(4,156)	—	—	—	(4,156)
Compensation expense recognized for employee stock options and restricted stock	—	—	11,409	—	—	—	—	11,409
Exercise of employee stock options, restricted stock activity and other, net	230,743	2	19,015	—	—	(2,119)	(583)	18,434
Common Stock Issued	505	—	149	—	—	—	—	149
Net Income	—	—	—	196,278	—	—	—	196,278
Foreign currency translation adjustments, net of tax	—	—	—	—	23,036	—	—	23,036
Unrealized gain on derivatives, net of tax	—	—	—	—	45,226	—	—	45,226
BALANCE, MARCH 31, 2018	56,513,989	$565	$1,143,715	$(2,684,832)	$6,519	(4,161,326)	$(775,304)	$(2,309,337)
Accrued unvested dividend equivalents and other	—	—	—	(3,989)	—	—	—	(3,989)
Compensation expense recognized for employee stock options and restricted stock	—	—	13,518	—	—	—	—	13,518
Exercise of employee stock options, restricted stock activity and other, net	203,536	2	14,316	—	—	—	—	14,318
Net Income	—	—	—	217,246	—	—	—	217,246
Foreign currency translation adjustments, net of tax	—	—	—	—	(32,543)	—	—	(32,543)
Unrealized gain on derivatives, net of tax	—	—	—	—	2,307	—	—	2,307
BALANCE, JUNE 30, 2018	56,717,525	$567	$1,171,549	$(2,471,575)	$(23,717)	(4,161,326)	$(775,304)	$(2,098,480)
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Thirty-Nine Week Periods Ended
	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES:
Net income from continuing operations including noncontrolling interests	$543,284	$728,299
Net loss from discontinued operations	—	2,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,752	41,248
Amortization of intangible assets	85,792	54,286
Amortization of debt issuance costs, original issue discount and premium	20,198	16,179
Amortization of inventory step-up	109,348	3,165
Refinancing costs	3,540	5,910
Non-cash equity compensation	70,082	36,411
Deferred income taxes	5,150	(166,783)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	(65,346)	(861)
Inventories	(100,042)	(25,157)
Income taxes receivable/payable	(9,400)	6,730
Other assets	(24,475)	(2,500)
Accounts payable	(7,436)	724
Accrued interest	95,012	6,670
Accrued and other liabilities	(19,103)	(16,354)
Net cash provided by operating activities	768,356	690,910
INVESTING ACTIVITIES:
Capital expenditures	(80,421)	(50,097)
Payments made in connection with acquisitions, net of cash acquired	(3,956,944)	(582,262)
Proceeds in connection with the sale of discontinued operations	—	57,686
Net cash used in investing activities	(4,037,365)	(574,673)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	64,279	40,621
Dividend equivalent payments	(24,309)	(56,148)
Proceeds from term loans, net	—	12,779,772
Repayments on term loans	(57,321)	(12,155,198)
Cash tender and redemption of senior subordinated notes due 2020	(550,000)	—
Proceeds from senior subordinated notes due 2027, net	544,462	—
Proceeds from senior secured notes due 2026, net	3,935,715	—
Proceeds from senior subordinated notes due 2026, net	—	490,411
Financing fees and other	(1,186)	(9,904)
Net cash provided by financing activities	3,911,640	1,089,554
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,164	(2,979)
NET INCREASE IN CASH AND CASH EQUIVALENTS	643,795	1,202,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,073,017	650,561
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,716,812	$1,853,373
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$533,187	$469,667
Cash paid during the period for income taxes	$183,480	$123,597
See notes to condensed consolidated financial statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEK PERIODS ENDED JUNE 29, 2019 AND JUNE 30, 2018
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
TransDigm's major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, databus and power controls, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, advanced sensor products, switches and relay panels, advanced displays, thermal protection and insulation, lighting and control technology, military personnel parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems.
On March 14, 2019, TransDigm completed its acquisition of Esterline Technologies Corporation ("Esterline"). Refer to Note 3, "Acquisitions and Divestitures," for further information on this acquisition. Esterline includes a collection of businesses that primarily develop, produce and market products for the aerospace and defense industry.
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2018 included in TD Group’s Form 10-K filed on November 9, 2018. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). The September 30, 2018 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 29, 2019 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to current year classifications related to the adoption of ASU 2017-07, "Compensation—Retirement Benefits (ASC 715), impacting the presentation of the net periodic benefit cost in the income statement. The accounting pronouncement and impact of the fiscal year 2019 adoption of the pronouncement on the condensed consolidated financial statements is summarized in Note 4, "Recent Accounting Pronouncements."
The Esterline businesses were acquired during the second quarter of fiscal 2019 and preliminarily assessed as a separate segment of the Company. During the third quarter of fiscal 2019, TransDigm evaluated the strategic fit and description of each Esterline reporting unit to determine the appropriate business segment and based on the assessment, the Esterline businesses were integrated into TransDigm's existing Power & Control, Airframe and Non-aviation segments. Previously reported operating results for the Esterline segment were reclassified to conform to the presentation for the thirteen and thirty-nine weeks ended June 29, 2019. The re-segmentation did not impact prior period results. See Note 13, "Segments," for additional information.
3.    ACQUISITIONS AND DIVESTITURES
During the thirty-nine week period ended June 29, 2019, the Company completed the acquisitions of Esterline and substantially all of the assets and technical data rights of NavCom Defense Electronics ("NavCom"). During the fiscal year ended September 30, 2018, the Company completed the acquisitions of Skandia Inc. ("Skandia"), Extant, and the Kirkhill elastomers business ("Kirkhill"). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. As of June 29, 2019, the one year measurement period is open for Esterline, NavCom, and Skandia; therefore, the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of their respective one year measurement periods. The Company is in the process of obtaining a third-party valuation of certain intangible assets and tangible assets of Esterline.
Pro forma net sales and results of operations for the Esterline acquisition are provided in the Esterline section below. The pro forma information presents consolidated financial information as if Esterline had been acquired at the beginning of fiscal year 2018. Pro forma net sales and results of operations for the acquisitions other than Esterline, had they occurred at the beginning of the applicable thirty-nine week periods ended June 29, 2019 or June 30, 2018 are not material and, accordingly, are not provided.
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
Esterline – On March 14, 2019, TransDigm completed the acquisition of all the outstanding stock of Esterline for $122.50 per share in cash, plus the payoff of Esterline debt. The purchase price, net of cash acquired of approximately $398.2 million, totaled approximately $3,923.9 million. Of the $3,923.9 million purchase price, $3,536.3 million was paid at closing and the remaining $387.6 million was classified as restricted cash for the redemption of the outstanding senior notes due 2023 (herein the "2023 Notes"). The 2023 Notes were redeemed on April 15, 2019. Esterline, through its subsidiaries, is an industry leader in specialized manufacturing for the aerospace and defense industry, including significant aftermarket exposure, primarily within three core disciplines: advanced materials, avionics and controls and sensors and systems. The acquisition of Esterline expands TransDigm's platform of proprietary and sole source content for the aerospace and defense industry. TransDigm evaluated the strategic fit and description of each Esterline reporting unit to determine the appropriate business segment for the reporting unit. Each Esterline reporting unit is included in one of TransDigm's segments: Power and Control, Airframe, or Non-aviation. Refer to Note 13, "Segments," for additional information about the Company's segments.
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
The preliminary allocation of the fair value of the Esterline acquisition is summarized in the table below (presented in thousands).

Assets acquired:
Current assets, excluding cash acquired	$1,417,467
Property, plant, and equipment	338,843
Other intangible assets	992,000
Goodwill	2,503,798
Other	71,130
Total assets acquired	5,323,238
Liabilities assumed:
Current liabilities	918,649
Other noncurrent liabilities	480,739
Total liabilities assumed	1,399,388
Net assets acquired	$3,923,850

The Company currently expects that the approximately $2.5 billion of goodwill and $1.0 billion of other intangible assets recognized for the acquisition will not be deductible for tax purposes.
The Company's net sales and loss from continuing operations for the thirteen and thirty-nine week periods ended June 29, 2019 include net sales of $545.3 million and $670.3 million, respectively and loss from continuing operations before tax of $18.1 million and $12.8 million, respectively related to the Esterline acquisition. Net income from continuing operations for the thirteen and thirty-nine week periods ended June 29, 2019 includes approximately $21.2 million and $24.8 million of other intangible asset amortization expense and $88.9 million and $103.9 million of inventory step-up amortization expense in cost of sales.
Acquisition costs were expensed as incurred and for the thirteen and thirty-nine week periods ended June 29, 2019 totaled approximately $46.2 million and $71.7 million, respectively. These costs were recorded in selling and administrative expenses and cost of sales within the condensed consolidated statements of income. In connection with the financing of the Esterline acquisition, approximately $64.7 million of net interest expense (comprised of gross interest expense of $64.7 million and no interest income) has been recorded for the thirteen week period ended June 29, 2019 and approximately $89.2 million of net interest expense (comprised of gross interest expense of $97.4 million and interest income of $8.2 million) has been recorded for the thirty-nine week period ended June 29, 2019.
The following pro forma information presents consolidated financial information as if Esterline had been acquired at the beginning of fiscal year 2018. Interest expense has been adjusted as though the debt incurred to finance the Esterline acquisition had been outstanding at October 1, 2017. In the pro forma information presented, each quarter of fiscal 2018 and the first two quarters of fiscal 2019 include other intangible asset amortization expense of approximately $21.2 million resulting from the preliminary acquisition accounting. The third quarter of fiscal 2019 presented includes other intangible asset amortization of approximately $8.3 million resulting from the preliminary acquisition accounting. The full $118.7 million of inventory step-up amortization resulting from the preliminary acquisition accounting asset step-up has been included in the fiscal year 2018 pro forma results to reflect the pro forma transaction date of October 1, 2017, and thus the inventory step-up amortization expense of $88.9 million and $103.9 million recorded for the thirteen and thirty-nine week periods ended June 29, 2019, respectively has been excluded.
The unaudited pro forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisition taken place on October 1, 2017, nor is it meant to be indicative of future results of operations of the combined companies under the ownership and operation of the Company.

(Amounts in thousands, except per share amounts)	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$1,658,319	$1,477,729	$4,723,660	$4,253,811
Income from continuing operations attributable to TD Group	$252,159	$197,030	$611,750	$377,215
Net earnings per share attributable to TD Group stockholders from continuing operations - basic and diluted	$4.48	$3.54	$10.44	$5.77

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
Extant – On April 24, 2018, the Company acquired all of the outstanding stock of Extant for a total purchase price of approximately $533.1 million in cash, which is net of a $0.2 million working capital settlement received in the third quarter of fiscal 2018. Extant provides a broad range of proprietary aftermarket products and repair and overhaul services to the aerospace and defense end markets. Extant is included in TransDigm's Power and Control segment.
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
The total purchase price of Extant was allocated to the underlying assets acquired and liabilities assumed based upon the fair values at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The following table summarizes the purchase price allocation of the fair values of the assets acquired and liabilities assumed at the transaction date (presented in thousands).

Assets acquired:
Current assets, excluding cash acquired	$53,325
Property, plant, and equipment	4,103
Other intangible assets	105,000
Goodwill	407,046
Total assets acquired	569,474
Liabilities assumed:
Current liabilities	9,876
Other noncurrent liabilities	26,453
Total liabilities assumed	36,329
Net assets acquired	$533,145

Approximately $62.5 million of the $105.0 million other intangible assets recognized for the acquisition is deductible for tax purposes over 15 years. Of the $407.0 million of goodwill recognized for the acquisition, approximately $12.4 million is deductible for tax purposes.
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
Schroth – On February 22, 2017, the Company acquired all of the outstanding stock of Schroth Safety Products GmbH and certain aviation and defense assets and liabilities from subsidiaries of Takata Corporation (collectively, "Schroth"), for a total purchase price of approximately $89.7 million, which consisted primarily of $79.7 million paid in cash during fiscal 2017 and an approximately $9.0 million indemnity holdback, of which $8.5 million was paid in April 2018 and $0.5 million remains a reserve as of June 29, 2019.
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

There was no activity from discontinued operations in the thirteen and thirty-nine week period ended June 29, 2019. Loss from discontinued operations was $0.1 million and $2.9 million in the condensed consolidated statements of income for the thirteen and thirty-nine week periods ended June 30, 2018, respectively, which is summarized as follows (amounts in thousands):

	Thirteen Week Period Ended	Thirty-Nine Week Period Ended
	June 30, 2018	June 30, 2018
Net sales	$—	$11,808
Income from discontinued operations before income taxes	—	354
Income tax benefit	—	2,016
Income from discontinued operations, net of tax	—	2,370
Net loss on sale of discontinued operations, net of tax	(145)	(5,313)
Loss from discontinued operations	$(145)	$(2,943)

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
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. Additionally, in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to ASC 842, Leases" which provides narrow amendments to clarify how to apply certain aspects of the new leases standard. The new leases standard guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2019. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures. We are adopting ASC 842 on October 1, 2019 using the modified retrospective optional transition method, in which case prior periods presented will not be restated. Also, we intend to elect the package of practical expedients, which among other things, permits us to not reassess the identification, classification and initial direct costs of leases commencing before the October 1, 2019 effective date.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)," which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company for annual and interim periods beginning after October 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
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
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for the Company for fiscal years beginning after October 1, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and disclosures.
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
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which gives entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the "Act") into retained earnings. The guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Act's new federal corporate income tax rate. The guidance also allows entities to elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal tax rate (e.g., state taxes, changing from a worldwide tax system to a territorial system). Tax effects that are stranded in accumulated other comprehensive income for other reasons (e.g., prior changes in tax law, a change in valuation allowance) may not be reclassified. The standard is effective for the Company for fiscal years beginning after October 1, 2019, and interim periods within the fiscal year. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Entities have the option to apply the guidance retrospectively or in the period of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (ASC 715-20)." ASU 2018-14 modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU also requires an entity to disclose the weighted-average interest crediting rates for cash balance plans and to explain the reasons for significant gains and losses related to changes in the benefit obligation. The ASU is effective for the Company on October 1, 2020 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
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
The impact of the adoption of ASC 606 on the condensed consolidated statements of income and condensed consolidated balance sheet was immaterial for the thirteen and thirty-nine week periods ended June 29, 2019.
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
The Company pays sales commissions that relate to contracts for products or services that are satisfied at a point in time or over a period of one year or less and are expensed as incurred. These costs are reported as a component of selling and administrative expenses in the unaudited condensed consolidated statement of operations.
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

	June 29, 2019	October 1, 2018	Change
Contract assets, current (1)	$43,717	$18,328	$25,389
Contract assets, non-current (2)	9,596	118	9,478
Total contract assets	53,313	18,446	34,867
Contract liabilities, current (3)	7,765	2,742	5,023
Contract liabilities, non-current (4)	7,341	—	7,341
Total contract liabilities	15,106	2,742	12,364
Net contract assets	$38,207	$15,704	$22,503

(1)	Included in prepaid expenses and other on the condensed consolidated balance sheet.

(2)	Included in other non-current assets on the condensed consolidated balance sheet.

(3)	Included in accrued liabilities on the condensed consolidated balance sheet.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheet.
Changes in the contract asset and liability balances during the thirty-nine week period ended June 29, 2019 were not materially impacted by any factors other than the Esterline acquisition. For the thirteen and thirty-nine week periods ended June 29, 2019, the revenue recognized that was previously included in the beginning balance of contract liabilities was immaterial.
Refer to Note 13, “Segments,” for disclosures related to the disaggregation of revenue.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator for earnings per share:
Income from continuing operations including noncontrolling interests	$144,610	$217,391	$543,284	$731,242
Net income attributable to noncontrolling interests	(160)	—	(384)	—
Net income from continuing operations attributable to TD Group	144,450	217,391	542,900	731,242
Less dividends paid on participating securities	—	—	(24,309)	(56,148)
	144,450	217,391	518,591	675,094
Loss from discontinued operations, net of tax	—	(145)	—	(2,943)
Net income applicable to TD Group common stock - basic and diluted	$144,450	$217,246	$518,591	$672,151
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	53,208	52,470	52,994	52,241
Vested options deemed participating securities	3,057	3,127	3,271	3,357
Total shares for basic and diluted earnings per share	56,265	55,597	56,265	55,598

Net earnings per share from continuing operations - basic and diluted	$2.57	$3.91	$9.22	$12.14
Net loss per share from discontinued operations - basic and diluted	—	—	—	(0.05)
Net earnings per share	$2.57	$3.91	$9.22	$12.09

7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in thousands):

	June 29, 2019	September 30, 2018
Raw materials and purchased component parts	$839,458	$540,290
Work-in-progress	457,894	237,335
Finished goods	233,103	127,018
Total	1,530,455	904,643
Reserves for excess and obsolete inventory	(116,521)	(99,351)
Inventories - Net	$1,413,934	$805,292

8.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in thousands):

	June 29, 2019			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,037,316	$—	$1,037,316	$799,749	$—	$799,749
Technology	1,867,800	474,621	1,393,179	1,347,314	416,579	930,735
Order backlog	89,628	24,352	65,276	12,200	5,409	6,791
Customer relationships	251,718	21,453	230,265	62,561	14,277	48,284
Other	16,848	8,870	7,978	10,873	8,028	2,845
Total	$3,263,310	$529,296	$2,734,014	$2,232,697	$444,293	$1,788,404

As disclosed in Note 3, "Acquisitions and Divestitures," the estimated fair value of the net identifiable tangible and intangible assets acquired from Esterline are based on the acquisition method of accounting and are subject to adjustment upon completion of the third-party valuation appraisals. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the allowable one year measurement period. Intangible assets acquired during the thirty-nine week period ended June 29, 2019 are summarized in the table below (in thousands)

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$2,446,686
Trademarks and trade names	251,700
	2,698,386
Intangible assets subject to amortization:
Technology	509,500	20 years
Order backlog	78,000	1.5 years
Customer relationships	156,035	20 years
	743,535	18 years
Total	$3,441,921

The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended June 29, 2019 and June 30, 2018 was approximately $85.0 million and $53.8 million, respectively. The estimated amortization expense is $126.5 million for fiscal year 2019, $164.4 million for fiscal year 2020, and $112.3 million for each of the four succeeding fiscal years 2021 through 2024.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2018 through June 29, 2019 (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance - September 30, 2018	$3,677,683	$2,452,332	$93,275	$6,223,290
Goodwill acquired during the year	668,355	1,224,542	553,789	2,446,686
Purchase price allocation adjustments	13,111	13,979	(4,969)	22,121
Currency translation adjustment	268	(5,824)	(1,878)	(7,434)
Balance - June 29, 2019	$4,359,417	$3,685,029	$640,217	$8,684,663

9.    DEBT
The Company’s debt consists of the following (in thousands):

	June 29, 2019
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(49)	$—	$299,951
Term loans	$7,542,612	$(60,847)	$(18,168)	$7,463,597
6.00% senior subordinated notes due 2022 (2022 Notes)	1,150,000	(4,421)	—	1,145,579
6.50% senior subordinated notes due 2024 (2024 Notes)	1,200,000	(5,984)	—	1,194,016
6.50% senior subordinated notes due 2025 (2025 Notes)	750,000	(3,109)	3,226	750,117
6.375% senior subordinated notes due 2026 (6.375% 2026 Notes)	950,000	(7,042)	—	942,958
6.875% senior subordinated notes due 2026 (6.875% 2026 Notes)	500,000	(5,723)	(3,254)	491,023
6.25% secured notes due 2026 (2026 Secured Notes)	4,000,000	(61,799)	1,883	3,940,084
7.50% senior subordinated notes due 2027 (2027 Notes)	550,000	(5,259)	—	544,741
Government refundable advances	39,641	—	—	39,641
Capital lease obligations	64,992	—	—	64,992
	16,747,245	(154,184)	(16,313)	16,576,748
Less current portion	81,634	(771)	—	80,863
Long-term debt	$16,665,611	$(153,413)	$(16,313)	$16,495,885

	September 30, 2018
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(481)	$—	$299,519
Term loans	$7,599,932	$(69,697)	$(21,030)	$7,509,205
5.50% 2020 Notes	550,000	(2,187)	—	547,813
6.00% 2022 Notes	1,150,000	(5,501)	—	1,144,499
6.50% 2024 Notes	1,200,000	(6,866)	—	1,193,134
6.50% 2025 Notes	750,000	(3,505)	3,636	750,131
6.375% 2026 Notes	950,000	(7,798)	—	942,202
6.875% 2026 Notes	500,000	(5,616)	(3,605)	490,779
	12,699,932	(101,170)	(20,999)	12,577,763
Less current portion	76,427	(610)	—	75,817
Long-term debt	$12,623,505	$(100,560)	$(20,999)	$12,501,946

Accrued interest, which is classified as a component of accrued liabilities, was $191.7 million and $96.6 million as of June 29, 2019 and September 30, 2018, respectively.
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
In addition to the premium of $2.0 million capitalized upon the issuance of the $200 million issuance of the 2026 Senior Notes, the Company capitalized $65.5 million and expensed $0.8 million of debt issuance costs associated with the issuance of the 2026 Senior Secured Notes during the thirty-nine week period ended June 29, 2019.
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
The Company capitalized $5.5 million of debt issuance costs associated with the 2027 Notes during the thirty-nine week period ended June 29, 2019.
Repurchase of Senior Subordinated Notes due 2020 - On February 13, 2019, the Company announced a cash tender offer for any and all of its 2020 Notes outstanding. On March 15, 2019, the Company redeemed the principal amount of $550 million, plus accrued interest of approximately $12.6 million.
The Company wrote off $1.7 million in unamortized debt issuance costs during the thirty-nine week period ended June 29, 2019 in conjunction with the redemption of the 2020 Notes.
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
At June 29, 2019, the Company had $34.0 million in letters of credit outstanding, and $726.0 million of borrowings     available under the revolving commitments, subject to restrictions under existing debt covenants.
Government Refundable Advances - Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC, which is a subsidiary of TransDigm (acquired via the Esterline acquisition).  These obligations were assumed in connection with the Esterline acquisition and the balance was $39.6 million at June 29, 2019.
Obligations under Capital Leases - The Company leases certain buildings and equipment under capital leases. These obligations were assumed in connection with the Esterline acquisition and the present value of the minimum capital lease payments, net of the current portion, represents a balance of $65.0 million at June 29, 2019.
10.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended June 29, 2019 and June 30, 2018, the effective income tax rate was 29.6% and 18.1%, respectively. During the thirty-nine week periods ended June 29, 2019 and June 30, 2018, the effective income tax rate was 24.8% and (3.9)%, respectively. The Company's higher effective tax rate for the thirteen week period ended June 29, 2019 was primarily due to the detriment associated with our net interest expense limitation under IRC Section 163(j) resulting from the provisions of The Tax Cuts and Jobs Act enacted on December 22, 2017 (the "Act") along with taxes recognized as a result of the Company’s entity restructuring during the thirteen week period ended June 29, 2019. The Company's higher effective tax rate for the thirty-nine week period ended June 29, 2019 was primarily due to the discrete benefit recognized in the thirty-nine week period ended June 30, 2018 related to the remeasurement of deferred tax balances resulting from certain provisions of the Act that did not recur in fiscal 2019, in addition to the detriment associated with the net interest expense limitation under IRC Section 163(j) along with taxes recognized as a result of the Company’s entity restructuring in anticipation of the Souriau-Sunbank

Companies transaction described further in Note 17, "Subsequent Events," during the thirty-nine week period ended June 29, 2019. The Company’s effective tax rate for the thirteen and thirty-nine week periods ended June 29, 2019 was higher than the Federal statutory rate of 21% primarily resulting from the net interest expense limitation under IRC Section 163(j), our foreign earnings taxed at rates higher than the U.S. statutory rate, the taxes associated with the entity restructuring (described above), offset by the benefit associated with the deduction for foreign-derived intangible income (FDII) and excess tax benefits for share-based payments. The Company’s effective tax rate for the thirteen and thirty-nine week periods ended June 30, 2018 was less than the Federal statutory tax rate primarily due to provisions of the Act described above, along with excess tax benefits for share-based payments and the domestic manufacturing deduction. FDII was introduced, and interest deductibility under IRC Section 163(j) was modified by the Act and were both effective for TD Group beginning October 1, 2018.
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
At June 29, 2019 and September 30, 2018, TD Group had $18.6 million and $14.1 million, respectively, in unrecognized tax benefits, the recognition of which would have an effect of approximately $16.8 million and $13.1 million on the effective tax rate at June 29, 2019 and September 30, 2018, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $2.3 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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
The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		June 29, 2019		September 30, 2018
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,716,812	$2,716,812	$2,073,017	$2,073,017
Interest rate cap agreements (1)	2	3,007	3,007	36,160	36,160
Interest rate swap agreements (2)	2	687	687	11,634	11,634
Interest rate swap agreements (1)	2	—	—	61,126	61,126
Foreign currency forward exchange contracts and other (2)	2	548	548	—	—
Foreign currency forward exchange contracts and other (1)	2	242	242	—	—
Liabilities:
Interest rate swap agreements (3)	2	8,914	8,914	528	528
Interest rate swap agreements (4)	2	165,065	165,065	142	142
Foreign currency forward exchange contracts and other (3)	2	7,497	7,497	—	—
Foreign currency forward exchange contracts and other (4)	2	337	337	—	—
Short-term borrowings - trade receivable securitization facility (5)	1	299,951	299,951	299,519	299,519
Long-term debt, including current portion:
Term loans (5)	2	7,463,597	7,358,955	7,509,205	7,607,323
5.50% 2020 Notes (5)	1	—	—	547,813	548,625
6.00% 2022 Notes (5)	1	1,145,579	1,161,500	1,144,499	1,155,750
6.50% 2024 Notes (5)	1	1,194,016	1,209,000	1,193,134	1,215,000
6.50% 2025 Notes (5)	1	750,117	753,750	750,131	757,500
6.375% 2026 Notes (5)	1	942,958	954,750	942,202	942,875
6.875% 2026 Notes (5)	1	491,023	502,500	490,779	507,500
6.25% 2026 Notes (5)	1	3,940,084	4,190,000	—	—
7.50% 2027 Notes (5)	1	544,741	572,000	—	—
Government Refundable Advances	2	39,641	39,641	—	—
Capital Lease Obligations	2	64,992	64,992	—	—

(1)	Included in other non-current assets on the condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other on the condensed consolidated balance sheets.

(3)	Included in accrued liabilities on the condensed consolidated balance sheets.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheets.

(5)	The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 9, "Debt," for gross carrying amounts.

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
The Company’s derivative contracts consist of foreign currency exchange contracts and, from time to time, interest rate swap and cap agreements. These derivative contracts are over-the-counter, and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves, and currency exchange rates. These contracts are categorized as Level 2 in the fair value hierarchy.
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
The fair value of cash and cash equivalents, restricted cash, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at June 29, 2019 and September 30, 2018.
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

	June 29, 2019		September 30, 2018
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$3,007	$—	$36,160	$—
Interest rate swap agreements (1)	—	(173,292)	72,090	—
Total	3,007	(173,292)	108,250	—
Effect of counterparty netting	687	(687)	670	(670)
Net derivatives as classified in the balance sheet (2)	$3,694	$(173,979)	$108,920	$(670)

(1)	The increase in the interest rate swap liability is primarily attributable to a downward trend in the LIBO rate during fiscal 2019.

(2)	Refer to Note 11, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of June 29, 2019, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $13.4 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Second Amended and Restated Credit Agreement. Accordingly, amounts previously recorded as a component of accumulated other comprehensive (loss) income in stockholder’s deficit amortized into interest expense was $3.6 million and $3.0 million for the thirty-nine week periods ended June 29, 2019 and June 30, 2018, respectively. The accumulated other comprehensive loss to be reclassified into interest expense over the remaining term of the cap agreements is $7.4 million with a related tax benefit of $1.7 million as of June 29, 2019.
Effective December 30, 2017, the Company redesignated the existing interest rate swap agreements related to the $750 million, $500 million, $1,000 million and $750 million aggregate notional amounts with swap rates of 5.0%, 4.4%, 4.3% and 5.3%, respectively, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in Amendment No. 4 to the Second Amended and Restated Credit Agreement. Accordingly, the amount recorded as a component of accumulated other comprehensive (loss) income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive (loss) income in stockholders' deficit amortized into interest expense was $0.8 million and $0.5 million for the thirty-nine week periods ended June 29, 2019 and June 30, 2018. The accumulated other comprehensive income to be reclassified into interest income over the remaining term of the swaps agreements is $1.4 million with a related tax expense of $0.3 million as of June 29, 2019.
Effective March 31, 2018, the Company redesignated the existing interest rate swap agreements related to the $1,000 million aggregate notional amount with a swap rate of 4.9%, which expired in June 2019, and the $400 million aggregate notional amount with a swap rate of 4.4%, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in the refinancing facility agreement dated February 22, 2018 related to the Second Amended and Restated Credit Agreement. Accordingly, the amount recorded as a component of accumulated other comprehensive (loss) income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive (loss) income in stockholders' deficit amortized into interest income was $2.1 million for the thirty-nine week period ended June 29, 2019. The accumulated other comprehensive income to be reclassified into interest income over the remaining term of the swaps agreements is $9.3 million with a related tax expense of $2.2 million as of June 29, 2019.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At June 29, 2019, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $327.5 million. These notional values consist primarily of contracts for the British pound sterling, Canadian dollar, and European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. During the thirty-nine week period ended June 29, 2019, the losses the Company recognized on foreign currency forward exchange contracts designated as fair value hedges in the condensed consolidated statement of income is immaterial. During the thirty-nine week period ended June 29, 2019, the Company reclassified losses on foreign currency forward exchange contracts designated as cash flow hedges of $0.4 million to net sales in the condensed consolidated income statement. The losses were previously recorded as a component of accumulated other comprehensive (loss) income in stockholders' deficit.
During the thirty-nine week period ended June 29, 2019, the Company recorded a gain of $0.2 million on foreign currency forward exchange contracts that have not been designated as accounting hedges. These foreign currency exchange gains are included in selling and administrative expenses.
There was an immaterial impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the thirty-nine week period ended June 29, 2019. In addition, there was an immaterial impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the thirty-nine week period ended June 29, 2019.
Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive (loss) income in stockholders' deficit are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $6.2 million of net losses into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at June 29, 2019 was 24 months.
13.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, databus and power controls, advanced sensor products, switches and relay panels, high performance hoists, winches and lifting devices and cargo loading and handling systems. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, cockpit security components and systems, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, advanced displays, thermal protection, lighting and control technology, military personnel parachutes and cargo delivery systems. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include interconnect solutions for harsh environments serving customers primarily in aerospace, defense and space end markets, interface solutions serving leading OEMs in the medical, commercial, industrial, diagnostics and gaming end markets, seat belts and safety restraints for ground transportation applications, mechanical/electro-mechanical actuators and controls for space applications, hydraulic/electromechanical actuators and fuel valves for land based gas turbines, and refueling systems for heavy equipment used in mining, construction and other industries and turbine controls for the energy and oil and gas markets. Primary customers of this segment are off-road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers, manufacturers of heavy equipment used in mining, construction and other industries and turbine original equipment manufacturers, gas pipeline builders and electric utilities.
The Esterline businesses were acquired during the second quarter of fiscal 2019 and preliminarily assessed as a separate segment of the Company. During the third quarter of fiscal 2019, the Esterline businesses were integrated into TransDigm's existing Power & Control, Airframe and Non-aviation segments. Previously reported operating results for the Esterline segment were reclassified to conform to the presentation for the thirteen and thirty-nine weeks ended June 29, 2019. The re-segmentation did not impact prior period results.
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including refinancing costs, acquisition-related costs, transaction-related costs, foreign currency gains and losses, and non-cash compensation charges incurred in connection with the Company’s stock incentive plans. Acquisition-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction related costs comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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

The following table presents net sales by reportable segment (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales to external customers
Power & Control
Commercial OEM	$142,539	$130,935	$404,207	$367,818
Commercial Aftermarket	185,727	180,895	524,631	500,098
Defense	293,631	235,075	854,096	690,167
Esterline (1)	146,651	—	177,106	—
Total Power & Control	768,548	546,905	1,960,040	1,558,083

Airframe
Commercial OEM	153,218	137,030	437,567	368,172
Commercial Aftermarket	197,750	179,337	567,208	511,156
Defense	103,264	82,229	284,765	222,443
Esterline (1)	257,304	—	319,820	—
Total Airframe	711,536	398,596	1,609,360	1,101,771

Total Non-aviation	178,235	35,161	278,159	101,838

	$1,658,319	$980,662	$3,847,559	$2,761,692

(1)
The sales market classifications associated with the acquired Esterline businesses are currently being assessed by TransDigm management to ensure the reported market classifications are in compliance with TransDigm policy and being computed consistently with that of the existing TransDigm legacy businesses. Therefore, the sales associated with the Esterline acquisition are excluded from the market classifications reported above as of June 29, 2019.

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
EBITDA As Defined
Power & Control	$377,469	$288,202	$1,005,955	$808,539
Airframe	306,027	196,746	740,146	541,171
Non-aviation	45,172	11,075	73,207	30,392
Total segment EBITDA As Defined	728,668	496,023	1,819,308	1,380,102
Unallocated corporate expenses	37,671	8,882	69,865	28,305
Total Company EBITDA As Defined	690,997	487,141	1,749,443	1,351,797
Depreciation and amortization expense	71,318	33,925	147,544	95,534
Interest expense - net	241,292	167,577	614,701	489,776
Acquisition-related costs	136,385	10,381	186,451	16,940
Stock compensation expense	31,809	13,708	70,082	36,411
Refinancing costs	106	4,159	3,540	5,910
Other, net	4,568	(8,150)	4,658	3,534
Income from continuing operations before income taxes	$205,519	$265,541	$722,467	$703,692

The following table presents total assets by segment (in thousands):

	June 29, 2019	September 30, 2018
Total assets
Power & Control	$7,587,184	$5,698,524
Airframe	7,371,933	4,091,011
Non-aviation	1,284,616	234,770
Corporate	1,458,865	2,173,162
	$17,702,598	$12,197,467

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
14.    RETIREMENT BENEFITS
The components of total pension cost were as follows (in thousands):

	Thirteen Week Periods Ended				Thirty-Nine Week Periods Ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$1,974	$1,516	$73	$54	$2,921	$2,054	$218	$162
Interest cost	3,251	1,467	189	46	4,914	2,014	519	136
Expected return on plan assets	(4,574)	(1,705)	(131)	—	(6,654)	(2,356)	(390)	2
Amortization of actuarial loss	93	4	79	6	272	11	205	17
Amortization of transition obligation	90	—	50	—	258	—	149	—
Total pension cost	$834	$1,282	$260	$106	$1,711	$1,723	$701	$317

The defined benefit plan components of total pension cost, other than service cost, are included in other income (expense) in the Company's condensed consolidated statements of income.
Pension costs related to the Esterline acquisition are based on the acquisition method of accounting and an in-process third-party valuation appraisal. The valuation is preliminary and may change in future periods as the valuation is refined and finalized during the allowable one year measurement period.
15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of accumulated other comprehensive (loss) income, net of taxes, for the thirty-nine week period ended June 29, 2019 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity (2)	Currency translation adjustment	Total
Balance at September 30, 2018	$67,191	$(10,729)	$(52,362)	$4,100
Current-period other comprehensive (loss) gain	(210,585)	(215)	27,603	(183,197)
Amounts reclassified from AOCI related to derivative instruments	3,322	—	—	3,322
Balance at June 29, 2019	$(140,072)	$(10,944)	$(24,759)	$(175,775)

(1)
Unrealized (loss) gain represents derivative instruments, net of taxes of $22,281 and $(954) for the thirteen week periods ended June 29, 2019 and June 30, 2018, respectively and $63,761 and $(25,679) for the thirty-nine week periods ended June 29, 2019 and June 30, 2018, respectively.

(2)
Defined benefit pension plan and other postretirement plan activity represents pension liability adjustments, net of taxes of $130 and $79 for the thirteen and thirty-nine week periods ended June 29, 2019, respectively.

A summary of reclassifications out of accumulated other comprehensive (loss) income for the thirty-nine week periods ended June 29, 2019 and June 30, 2018 is provided below (in thousands):

	Amount reclassified
	Thirty-Nine Week Periods Ended
Description of reclassifications out of accumulated other comprehensive (loss) income	June 29, 2019	June 30, 2018
Amortization from redesignated interest rate swap and cap agreements (1)	$2,277	$2,816
Losses from settlement of foreign currency forward exchange contracts (2)	413	—
Deferred tax expense (benefit) on reclassifications out of accumulated other comprehensive (loss) income	632	(777)
Losses reclassified into earnings, net of tax	$3,322	$2,039

(1)	This component of accumulated other comprehensive (loss) income is included in interest expense (see Note 12, “Derivatives and Hedging Activities,” for additional information).

(2)	This component of accumulated other comprehensive (loss) income is included in net sales (see Note 12, “Derivatives and Hedging Activities,” for additional information).
16.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm Inc.’s 2022 Notes, 2024 Notes, 2025 Notes, 6.375% 2026 Notes, 2026 Secured Notes and 2027 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK Holdings plc ("TransDigm UK") and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the applicable Indentures. TransDigm UK's 6.875% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and TransDigm Inc.'s Domestic Restricted Subsidiaries as defined in the applicable indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of June 29, 2019 and September 30, 2018 and its statements of income and comprehensive income and cash flows for the thirty-nine week periods ended June 29, 2019 and June 30, 2018 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, excluding TransDigm UK, (iii) TransDigm UK (iv) the Subsidiary Guarantors (other than TransDigm UK) on a combined basis, (v) Non-Guarantor Subsidiaries and (vi) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 29, 2019
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,036	$2,295,239	$280	$(12,394)	$427,651	$—	$2,716,812
Trade accounts receivable - Net	—	—	—	214,145	948,200	—	1,162,345
Inventories - Net	—	52,727	—	922,218	453,696	(14,707)	1,413,934
Prepaid expenses and other	—	29,572	—	44,549	43,983	—	118,104
Total current assets	6,036	2,377,538	280	1,168,518	1,873,530	(14,707)	5,411,195
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,327,280)	20,451,875	974,678	11,087,173	5,835,834	(37,022,280)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	18,615	—	482,399	244,524	—	745,538
GOODWILL	—	82,924	—	6,453,835	2,147,904	—	8,684,663
OTHER INTANGIBLE ASSETS - NET	—	25,670	—	1,900,577	807,767	—	2,734,014
DEFERRED INCOME TAXES	—	18,270	—	7	44,498	—	62,775
OTHER	—	9,619	—	34,290	20,504	—	64,413
TOTAL ASSETS	$(1,321,244)	$22,984,511	$974,958	$21,126,799	$10,974,561	$(37,036,987)	$17,702,598
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$75,656	$—	$1,745	$3,462	$—	$80,863
Short-term borrowings - trade receivable securitization facility	—	—	—	—	299,951	—	299,951
Accounts payable	—	16,556	—	166,610	127,282	—	310,448
Accrued liabilities	—	252,767	4,297	213,292	219,022	—	689,378
Total current liabilities	—	344,979	4,297	381,647	649,717	—	1,380,640
LONG-TERM DEBT	—	15,905,437	491,023	57,770	41,655	—	16,495,885
DEFERRED INCOME TAXES	—	560,530	—	19	80,453	—	641,002
OTHER NON-CURRENT LIABILITIES	—	265,776	—	152,382	77,527	—	495,685
Total liabilities	—	17,076,722	495,320	591,818	849,352	—	19,013,212
TD GROUP STOCKHOLDERS' (DEFICIT) EQUITY	(1,321,244)	5,907,789	479,638	20,534,981	10,114,579	(37,036,987)	(1,321,244)
NONCONTROLLING INTEREST	—	—	—	—	10,630	—	10,630
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,321,244)	$22,984,511	$974,958	$21,126,799	$10,974,561	$(37,036,987)	$17,702,598

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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2019
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$136,514	$—	$2,981,434	$872,715	$(143,104)	$3,847,559
COST OF SALES	—	144,252	—	1,285,205	576,295	(143,104)	1,862,648
GROSS PROFIT	—	(7,738)	—	1,696,229	296,420	—	1,984,911
SELLING AND ADMINISTRATIVE EXPENSES	—	198,924	14	257,146	105,223	—	561,307
AMORTIZATION OF INTANGIBLE ASSETS	—	(7,047)	—	66,588	25,445	—	84,986
(LOSS) INCOME FROM OPERATIONS	—	(199,615)	(14)	1,372,495	165,752	—	1,338,618
INTEREST EXPENSE (INCOME) - NET	—	604,886	26,501	(6,605)	(10,081)	—	614,701
REFINANCING COSTS	—	3,272	268	—	—	—	3,540
OTHER (INCOME) EXPENSE	—	(69,698)	89,539	(593,642)	571,711	—	(2,090)
EQUITY IN INCOME OF SUBSIDIARIES	(542,900)	(1,280,975)	—	—	—	1,823,875	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	542,900	542,900	(116,322)	1,972,742	(395,878)	(1,823,875)	722,467
INCOME TAX PROVISION	—	—	—	112,108	67,075	—	179,183
INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTERESTS	542,900	542,900	(116,322)	1,860,634	(462,953)	(1,823,875)	543,284
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—	—
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	542,900	542,900	(116,322)	1,860,634	(462,953)	(1,823,875)	543,284
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	(384)	—	(384)
NET INCOME (LOSS) ATTRIBUTABLE TO TD GROUP	$542,900	$542,900	$(116,322)	$1,860,634	$(463,337)	$(1,823,875)	$542,900
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(179,875)	57,853	—	12,290	(9,011)	(61,132)	(179,875)
TOTAL COMPREHENSIVE INCOME (LOSS)	$363,025	$600,753	$(116,322)	$1,872,924	$(472,348)	$(1,885,007)	$363,025

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$118,783	$—	$2,243,838	$459,571	$(60,500)	$2,761,692
COST OF SALES	—	68,022	—	895,381	278,545	(60,500)	1,181,448
GROSS PROFIT	—	50,761	—	1,348,457	181,026	—	1,580,244
SELLING AND ADMINISTRATIVE EXPENSES	—	74,949	—	200,298	50,961	—	326,208
AMORTIZATION OF INTANGIBLE ASSETS	—	1,038	—	46,533	6,222	—	53,793
(LOSS) INCOME FROM OPERATIONS	—	(25,226)	—	1,101,626	123,843	—	1,200,243
INTEREST EXPENSE (INCOME) - NET	—	478,341	2,569	(4)	8,870	—	489,776
REFINANCING COSTS	—	5,839	71	—	—	—	5,910
OTHER (INCOME) EXPENSE	—	(241)	—	(1,646)	2,752	—	865
EQUITY IN INCOME OF SUBSIDIARIES	(728,299)	(913,523)	—	—	—	1,641,822	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	728,299	404,358	(2,640)	1,103,276	112,221	(1,641,822)	703,692
INCOME TAX PROVISION	—	(323,941)	—	283,975	12,416	—	(27,550)
INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTERESTS	728,299	728,299	(2,640)	819,301	99,805	(1,641,822)	731,242
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(2,310)	(633)	—	(2,943)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	728,299	728,299	(2,640)	816,991	99,172	(1,641,822)	728,299
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO TD GROUP	$728,299	$728,299	$(2,640)	$816,991	$99,172	$(1,641,822)	$728,299
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	61,426	66,480	—	8,553	(15,123)	(59,910)	61,426
TOTAL COMPREHENSIVE INCOME (LOSS)	$789,725	$794,779	$(2,640)	$825,544	$84,049	$(1,701,732)	$789,725

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 29, 2019
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(420,927)	$(110,835)	$1,951,008	$(660,749)	$9,859	$768,356
INVESTING ACTIVITIES:
Capital expenditures	—	(2,760)	—	(69,992)	(7,669)	—	(80,421)
Payments made in connection with acquisitions, net of cash acquired	—	(3,923,850)	—	(33,094)	—	—	(3,956,944)
Net cash used in investing activities	—	(3,926,610)	—	(103,086)	(7,669)	—	(4,037,365)
FINANCING ACTIVITIES:
Intercompany activities	(34,323)	946,145	112,012	(1,858,553)	844,578	(9,859)	—
Proceeds from exercise of stock options	64,279	—	—	—	—	—	64,279
Dividend equivalent payments	(24,309)	—	—	—	—	—	(24,309)
Repayment on term loans	—	(57,321)	—	—	—	—	(57,321)
Cash tender and redemption of 2020 Notes	—	(550,000)	—	—	—	—	(550,000)
Proceeds from 2027 Notes, net	—	544,462	—	—	—	—	544,462
Proceeds from 2026 Secured Notes, net	—	3,935,715	—	—	—	—	3,935,715
Financing fees and other	—	2,338	(1,022)	—	(2,502)	—	(1,186)
Net cash provided by (used in) financing activities	5,647	4,821,339	110,990	(1,858,553)	842,076	(9,859)	3,911,640
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	1,164	—	1,164
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,647	473,802	155	(10,631)	174,822	—	643,795
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	389	1,821,437	125	(1,763)	252,829	—	2,073,017
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,036	$2,295,239	$280	$(12,394)	$427,651	$—	$2,716,812

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIOD ENDED JUNE 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(291,416)	$2,110	$863,173	$117,043	$—	$690,910
INVESTING ACTIVITIES:
Capital expenditures	—	(1,372)	—	(41,999)	(6,726)	—	(50,097)
Payments made in connection with acquisitions, net of cash acquired	—	(582,262)	—	—	—	—	(582,262)
Proceeds in connection with sale of discontinued operations	—	57,686	—	—	—	—	57,686
Net cash used in investing activities	—	(525,948)	—	(41,999)	(6,726)	—	(574,673)
FINANCING ACTIVITIES:
Intercompany activities	14,035	1,392,169	(492,371)	(820,946)	(92,887)	—	—
Proceeds from exercise of stock options	40,621	—	—	—	—	—	40,621
Dividend equivalent payments	(56,148)	—	—	—	—	—	(56,148)
Proceeds from term loans, net	—	12,779,772	—	—	—	—	12,779,772
Repayment on term loans	—	(12,155,198)	—	—	—	—	(12,155,198)
Proceeds from 6.875% 2026 Notes, net	—	—	490,411	—	—	—	490,411
Financing fees and other	—	(9,904)	—	—	—	—	(9,904)
Net cash (used in) provided by financing activities	(1,492)	2,006,839	(1,960)	(820,946)	(92,887)	—	1,089,554
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	(2,979)	—	(2,979)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,492)	1,189,475	150	228	14,451	—	1,202,812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,416	439,473	—	(203)	208,875	—	650,561
CASH AND CASH EQUIVALENTS, END OF PERIOD	$924	$1,628,948	$150	$25	$223,326	$—	$1,853,373

17.    SUBSEQUENT EVENTS
On July 21, 2019, TransDigm and certain of its subsidiaries entered into a binding offer (the “Put Agreement”) with Eaton Corporation plc (“Eaton”) for the acquisition by Eaton of the shares of Souriau SAS, Souriau USA Inc. and Sunbank Family of Companies LLC (collectively, the “Souriau-Sunbank Companies”). Pursuant to the terms of the Put Agreement, after completion of the consultation process with the French works council, TransDigm will have the right to require Eaton to enter into a securities purchase agreement (the “Purchase Agreement”) providing for the purchase by Eaton from the TransDigm of the shares of the Souriau-Sunbank Companies. Pursuant to the terms of the Purchase Agreement, Eaton will purchase the shares of the Souriau-Sunbank Companies for approximately $920 million. The Souriau-Sunbank Companies were acquired by TransDigm as part of its acquisition of Esterline in March 2019 and are included within TransDigm's Non-aviation segment. In addition to the consultation with the French works council, the transaction is subject to execution and delivery of the Purchase Agreement and other definitive agreements, the satisfaction or waiver of customary closing conditions and receipt of required regulatory approvals. The transaction is expected to be completed during the first quarter of fiscal 2020.
On July 30, 2019, the Company amended its $350 million trade receivable securitization facility to extend the maturity date to July 28, 2020. As of June 29, 2019, the Company has borrowed $300 million under the trade receivable securitization facility and has an unused borrowing capacity of $50 million. The trade receivable securitization facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.

On August 6, 2019, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $30.00 on each outstanding share of common stock and cash dividend equivalent payments on options granted under its stock incentive plans. The record date for the special dividend is August 16, 2019, and the payment date for the dividend is August 23, 2019. The total cash payment related to the special dividend and dividend equivalent payments in the fourth quarter of fiscal 2019 will be approximately $1.7 billion.
On August 6, 2019, TransDigm entered into a definitive agreement with an affiliate of KPS Capital Partners, LP pursuant to which TransDigm agreed to sell the Esterline Interface Technology group of businesses (the “EIT Companies”) for approximately $190 million. The EIT Companies were acquired by TransDigm as part of its acquisition of Esterline in March 2019 and are included within TransDigm's Non-aviation segment. Subject to regulatory approvals and customary closing conditions, the sale is expected to be completed during the first quarter of fiscal 2020.

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
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions, including our acquisition of Esterline; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors. Please refer to the other information included in this Quarterly Report on Form 10-Q and to Item 1A of the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.
Overview
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly every commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, NiCad batteries and chargers, engineered latching and locking devices, rods and locking devices, engineered connectors and elastomers, databus and power controls, cockpit security components and systems, specialized cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered interior surfaces and related components, advanced sensor products, switches and relay panels, advanced displays, thermal protection and insulation, lighting and control technology, military personnel parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.
On March 14, 2019, TransDigm completed its acquisition of Esterline Technologies Corporation ("Esterline"). Refer to Note 3, "Acquisitions and Divestitures," for further information on this acquisition. Esterline includes a collection of businesses that primarily develop, produce and market products for the aerospace and defense industry. TransDigm evaluated the strategic fit and description of each Esterline reporting unit to determine the appropriate business segment for the reporting unit. Each Esterline reporting unit is included in one of TransDigm's segments: Power and Control, Airframe, or Non-aviation.
For the third quarter of fiscal year 2019, we generated net sales of $1,658.3 million and net income attributable to TD Group of $144.5 million. EBITDA As Defined was $691.0 million, or 41.7% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Other than the adoption of ASC 606, "Revenue from Contracts with Customers," and an update to the Company's pension benefits policy, there have been no significant changes in critical accounting policies, management estimates or accounting policies followed since the fiscal year ended September 30, 2018. With an increase in the significance of pension benefits at the Company after the acquisition of Esterline, the key assumptions in the Company's accounting policy for pension benefits was refreshed. Refer to Note 4, "Recent Accounting Pronouncements," and Note 5, "Revenue Recognition," for a discussion of accounting standards recently adopted or required to be adopted in the future.
Pension Benefits: The Company accounts for pension expense using the end of the fiscal year as our measurement date. Management selects appropriate assumptions including discount rate, rate of increase in future compensation levels and assumed long-term rate of return on plan assets. The assumptions are based upon historical results, the current economic environment and reasonable expectations of future events. Actual results which vary from our assumptions are accumulated and amortized over future periods, and accordingly, are recognized in expense in these periods. Significant differences between the assumptions and actual experience or significant changes in assumptions could impact the pension costs and the pension obligation.
Acquisitions
Recent acquisitions and divestitures are described in Note 3, “Acquisitions and Divestitures,” and Note 17, "Subsequent Events," to the condensed consolidated financial statements.
Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Thirteen Week Periods Ended
	June 29, 2019	% of Sales	June 30, 2018	% of Sales
Net sales	$1,658,319	100.0%	$980,662	100.0%
Cost of sales	896,845	54.1%	411,142	41.9%
Selling and administrative expenses	274,557	16.6%	112,816	11.5%
Amortization of intangible assets	41,889	2.5%	19,224	2.0%
Income from operations	445,028	26.8%	437,480	44.6%
Interest expense, net	241,292	14.6%	167,577	17.1%
Refinancing costs	106	—%	4,159	0.4%
Other (income) expense	(1,889)	(0.1)%	203	—%
Income tax provision	60,909	3.7%	48,150	4.9%
Income from continuing operations including noncontrolling interests	144,610	8.7%	217,391	22.2%
Net income attributable to noncontrolling interests	(160)	—%	—	—%
Net income from continuing operations attributable to TD Group	144,450	8.7%	217,391	22.2%
Loss from discontinued operations, net of tax	—	—%	(145)	—%
Net income attributable to TD Group	$144,450	8.7%	$217,246	22.2%

	Thirty-Nine Week Periods Ended
	June 29, 2019	% of Sales	June 30, 2018	% of Sales
Net sales	$3,847,559	100.0%	$2,761,692	100.0%
Cost of sales	1,862,648	48.4%	1,181,448	42.8%
Selling and administrative expenses	561,307	14.6%	326,208	11.8%
Amortization of intangible assets	84,986	2.2%	53,793	2.0%
Income from operations	1,338,618	34.8%	1,200,243	43.5%
Interest expense, net	614,701	15.9%	489,776	17.7%
Refinancing costs	3,540	0.1%	5,910	0.2%
Other (income) expense	(2,090)	(0.1)%	865	—%
Income tax provision	179,183	4.7%	(27,550)	(1.0)%
Income from continuing operations including noncontrolling interests	543,284	14.1%	731,242	26.5%
Net income attributable to noncontrolling interests	(384)	—%	—	—%
Net income from continuing operations attributable to TD Group	542,900	14.1%	731,242	26.5%
Loss from discontinued operations, net of tax	—	—%	(2,943)	(0.1)%
Net income attributable to TD Group	$542,900	14.1%	$728,299	26.4%
Changes in Results of Operations
Thirteen week period ended June 29, 2019 compared with the thirteen week period ended June 30, 2018
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended June 29, 2019 and June 30, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	June 29, 2019	June 30, 2018	Change
Organic sales	$1,096.9	$980.7	116.2	11.8%
Acquisition sales	561.4	—	561.4	57.2%
	$1,658.3	$980.7	$677.6	69.0%
The increase in organic sales for the thirteen week period ended June 29, 2019 compared to the thirteen week period ended June 30, 2018, is primarily related to an increase in defense sales ($58.4 million, an increase of 17.5%), commercial OEM sales ($23.8 million, an increase of 9.4%), and commercial aftermarket sales ($28.6 million, an increase of 8.3%).
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their respective acquisition dates. The amount of acquisition sales displayed in the table above for the thirteen week period ended June 29, 2019 are attributable to the acquisitions of Esterline, Skandia, and Extant.

•
Cost of Sales and Gross Profit. Cost of sales increased by $485.7 million, or 118.1%, to $896.8 million for the thirteen week period ended June 29, 2019 compared to $411.1 million for the thirteen week period ended June 30, 2018. Cost of sales and the related percentage of total sales for the thirteen week periods ended June 29, 2019 and June 30, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 29, 2019	June 30, 2018	Change	% Change
Cost of sales - excluding costs below	$790.3	$412.4	$377.9	91.6%
% of total sales	47.7%	42.1%
Inventory acquisition accounting adjustments	88.9	3.2	85.7	2,678.1%
% of total sales	5.4%	0.3%
Foreign currency loss (gain)	5.1	(9.4)	14.5	154.3%
% of total sales	0.3%	(1.0)%
Acquisition integration costs	9.3	3.5	5.8	165.7%
% of total sales	0.6%	0.4%
Stock compensation expense	3.2	1.4	1.8	128.6%
% of total sales	0.2%	0.1%
Total cost of sales	$896.8	$411.1	$485.7	118.1%
% of total sales	54.1%	41.9%
Gross profit	$761.5	$569.5	$192.0	33.7%
Gross profit percentage	45.9%	58.1%	-12.2

The increase in the dollar amount of cost of sales during the thirteen week period ended June 29, 2019 was primarily due to increased sales volume, both organic and from recent acquisitions, an increase in inventory acquisition accounting adjustments resulting from the Esterline acquisition, losses in foreign currency and an increase in acquisition integration costs as presented in the table above.
Gross profit as a percentage of sales decreased by 12.2 percentage points to 45.9% for the thirteen week period ended June 29, 2019 from 58.1% for the thirteen week period ended June 30, 2018. The dollar amount of gross profit increased by $192.0 million, or 33.7%, for the quarter ended June 29, 2019 compared to the comparable quarter in the prior year due to the following factors:

•
Gross profit on the sales from acquisitions included above (excluding acquisition-related costs) was approximately $215.1 million for the quarter ended June 29, 2019, which represented gross profit of approximately 38% of acquisition sales.

•
Organic sales growth as described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in an increase in gross profit of approximately $84.7 million for the quarter ended June 29, 2019.

•
Offsetting increases in gross profit by $107.8 million compared to the same period in the prior fiscal year was attributable to increased inventory acquisition accounting adjustments, foreign currency losses, higher integration costs and stock compensation expense.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $161.8 million to $274.6 million, or 16.5% of sales, for the thirteen week period ended June 29, 2019 from $112.8 million, or 11.6% of sales, for the thirteen week period ended June 30, 2018. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended June 29, 2019 and June 30, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 29, 2019	June 30, 2018	Change	% Change
Selling and administrative expenses - excluding costs below	$207.9	$96.8	$111.1	114.8%
% of total sales	12.5%	9.9%
Acquisition-related expenses	38.1	3.7	34.4	929.7%
% of total sales	2.3%	0.4%
Stock compensation expense	28.6	12.3	16.3	132.5%
% of total sales	1.7%	1.3%
Total selling and administrative expenses	$274.6	$112.8	$161.8	143.4%
% of total sales	16.5%	11.6%
The increase in the dollar amount of selling and administrative expenses during the quarter ended June 29, 2019 is primarily due to higher acquisition-related expenses of $34.4 million, higher stock compensation expense of $16.3 million and higher selling and administrative expenses resulting from the businesses acquired in fiscal 2018 and fiscal 2019. Also contributing to the increase in selling and administrative expenses was a $16.1 million payment of a voluntary refund to several U.S. Department of Defense agencies during the quarter ended June 29, 2019.

•
Amortization of Intangible Assets. Amortization of intangible assets was $41.9 million for the quarter ended June 29, 2019 compared to $19.2 million in the quarter ended June 30, 2018. The increase in amortization expense of $22.7 million was primarily due to the amortization expense on the definite-lived intangible assets recorded in connection with the fiscal 2019 acquisition of Esterline.

•
Refinancing Costs. Refinancing costs of $0.1 million were recorded for the quarter ended June 29, 2019 primarily related to the debt financing activities that occurred in the second quarter of fiscal 2019. Refinancing costs of $4.2 million were recorded for the quarter ended June 30, 2018 representing debt issuance costs expensed in connection with the fiscal year 2018 debt financing activity.

•
Interest Expense-Net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $73.7 million, or 44.0%, to $241.3 million for the quarter ended June 29, 2019 from $167.6 million for the comparable quarter last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $17.0 billion for the quarter ended June 29, 2019 and approximately $13.0 billion for the quarter ended June 30, 2018. The increase in the weighted average level of borrowings was primarily due to the activity in the second quarter of fiscal 2019 consisting of the issuance of $4.0 billion in 2026 Secured Notes and $550 million in 2027 Notes and the activity in the third quarter of fiscal 2018 consisting of the issuance of additional term loans of $700 million (gross) and issuance of $500 million in 6.875% 2026 Notes. The increases in new debt described above were partially offset by principal payments made on the term loans over the comparable period and redemption of the 2020 Notes. The weighted average interest rate for cash interest payments on the total borrowings outstanding at June 29, 2019 was 5.7%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 29.6% for the quarter ended June 29, 2019 compared to 18.1% for the quarter ended June 30, 2018. The Company's higher effective tax rate for the thirteen week period ended June 29, 2019 was primarily due to a net interest expense limitation under IRC Section 163(j) resulting from the provisions of The Tax Cuts and Jobs Act described in Note 10, "Income Taxes" in addition to a discrete detriment associated with the entity restructuring in anticipation of the Souriau-Sunbank Companies transaction described further in Note 17, "Subsequent Events." The Company’s effective tax rate for the period ended June 29, 2019 was higher than the Federal statutory rate of 21% primarily resulting from a net interest expense limitation under IRC Section 163(j), foreign earnings taxed at rates higher than the U.S. statutory rate, the taxes resulting from the entity restructuring described above offset by the benefit associated with the deduction for foreign-derived intangible income (FDII) and excess tax benefits for share-based payments.

•
Loss from Discontinued Operations. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million which included a working capital adjustment of $0.3 million paid in July 2018. There was no activity from the discontinued operations for the quarter ended June 29, 2019. Loss from discontinued operations was $0.1 million for the quarter ended June 30, 2018.

•
Net Income Attributable to TD Group. Net income attributable to TD Group decreased $72.8 million, or 33.5%, to $144.5 million for the quarter ended June 29, 2019 compared to net income attributable to TD Group of $217.2 million for the quarter ended June 30, 2018, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $2.57 for the quarter ended June 29, 2019 and $3.91 per share for the quarter ended June 30, 2018. There was no impact on earnings per share from discontinued operations for the quarter ended June 29, 2019 and June 30, 2018.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended June 29, 2019 and June 30, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 29, 2019	% of Sales	June 30, 2018	% of Sales	Change	% Change
Power & Control	$768.6	46.4%	$546.9	55.8%	$221.7	40.5%
Airframe	711.5	42.9%	398.6	40.6%	312.9	78.5%
Non-aviation	178.2	10.7%	35.2	3.6%	143.0	406.3%
	$1,658.3	100.0%	$980.7	100.0%	$677.6	69.1%
Acquisition sales for the Power & Control segment totaled $154.8 million, an increase of 28.3%, resulting from the acquisitions of Esterline and Extant. Organic sales for the Power & Control segment increased $66.9 million, an increase of 12.2%, for the thirteen week period ended June 29, 2019 compared to the thirteen week period ended June 30, 2018. The organic sales increase resulted primarily from increases in defense sales ($39.1 million, an increase of 15.6%), commercial aftermarket sales ($13.6 million, an increase of 8.2%) and commercial OEM sales ($10.9 million, an increase of 9.2%).
Acquisition sales for the Airframe segment totaled $265.3 million, or an increase of 66.6%, resulting from the acquisitions of Esterline and Skandia. Organic sales for the Airframe segment increased $47.6 million, an increase of 11.9%, for the thirteen week period ended June 29, 2019 compared to the thirteen week period ended June 30, 2018. The organic sales increase resulted primarily from increases in defense sales ($19.5 million, an increase of 23.7%), commercial aftermarket sales ($15.0 million, an increase of 8.4%) and commercial OEM sales ($12.9 million, an increase of 9.8%).
Acquisition sales for the Non-aviation segment totaled $141.4 million, or an increase of 401.7%, resulting from the acquisition of Esterline. Organic sales for the Non-aviation segment increased by $1.6 million, an increase of 4.6%, for the thirteen week period ended June 29, 2019 compared to the thirteen week period ended June 30, 2018.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended June 29, 2019 and June 30, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 29, 2019	% of Segment Sales	June 30, 2018	% of Segment Sales	Change	% Change
Power & Control	$377.5	49.1%	$288.2	52.7%	$89.3	31.0%
Airframe	306.0	43.0%	196.7	49.4%	109.3	55.6%
Non-aviation	45.2	25.3%	11.1	31.5%	34.1	307.2%
	$728.7	43.9%	$496.0	50.6%	$232.7	46.9%
EBITDA As Defined for the Power & Control segment from the acquisitions of Esterline and Extant was approximately $41.3 million for the thirteen week period ended June 29, 2019. Organic EBITDA As Defined for the Power & Control segment increased approximately $48.0 million, an increase of 16.7%, resulting from organic sales growth in defense, commercial aftermarket, and commercial OEM along with the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the acquisitions of Esterline and Skandia was approximately $84.8 million for the thirteen week period ended June 29, 2019. Organic EBITDA As Defined for the Airframe segment increased approximately $24.5 million, an increase of 12.5%, resulting from organic sales growth in defense, commercial aftermarket, and commercial OEM along with the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Non-aviation segment from the acquisition of Esterline was approximately $32.5 million for the thirteen week period ended June 29, 2019. Organic EBITDA As Defined for the Non-aviation segment increased approximately $1.6 million, an increase of 14.4%.

Thirty-nine week period ended June 29, 2019 compared with the thirty-nine week period ended June 30, 2018
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended June 29, 2019 and June 30, 2018 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Total Sales
	June 29, 2019	June 30, 2018	Change
Organic sales	$3,079.0	$2,761.7	$317.3	11.5%
Acquisition sales	768.6	—	768.6	27.8%
	$3,847.6	$2,761.7	$1,085.9	39.3%
The increase in organic sales for the thirty-nine week period ended June 29, 2019 compared to the thirty-nine week period ended June 30, 2018, is primarily related to an increase in defense sales ($158.5 million, an increase of 17.1%), commercial OEM sales ($77.7 million, an increase of 11.0%), and commercial aftermarket sales ($74.4 million, and increase of 7.5%).
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their respective acquisition dates. The amount of acquisition sales displayed in the table above for the thirty-nine week period ended June 29, 2019 were attributable to the acquisitions of Esterline, Skandia, Extant and Kirkhill.

•
Cost of Sales and Gross Profit. Cost of sales increased by $681.2 million, or 57.7%, to $1,862.6 million for the thirty-nine week period ended June 29, 2019 compared to $1,181.4 million for the thirty-nine week period ended June 30, 2018. Cost of sales and the related percentage of total sales for the thirty-nine week periods ended June 29, 2019 and June 30, 2018 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2019	June 30, 2018	Change	% Change
Cost of sales - excluding costs below	$1,731.9	$1,168.8	$563.1	48.2%
% of total sales	45.0%	42.3%
Inventory acquisition accounting adjustments	109.3	3.2	106.1	3,315.6%
% of total sales	2.8%	0.1%
Acquisition integration costs	12.1	7.0	5.1	72.9%
% of total sales	0.3%	0.3%
Foreign currency loss (gain)	2.3	(1.2)	3.5	291.7%
% of total sales	0.1%	—%
Stock compensation expense	7.0	3.6	3.4	94.4%
% of total sales	0.2%	0.1%
Total cost of sales	$1,862.6	$1,181.4	$681.2	57.7%
% of total sales	48.4%	42.8%
Gross profit	$1,984.9	$1,580.2	$404.7	25.6%
Gross profit percentage	51.6%	57.2%
The increase in the dollar amount of cost of sales during the thirty-nine week period ended June 29, 2019 was primarily due to increased sales volume, both organic and from recent acquisitions, an increase in inventory acquisition accounting adjustments resulting from the Esterline acquisition, foreign currency losses and an increase in acquisition integration costs as presented in the table above.
Gross profit as a percentage of sales decreased by 5.6 percentage points to 51.6% for the thirty-nine week period ended June 29, 2019 from 57.2% for the thirty-nine week period ended June 30, 2018. The dollar amount of gross profit increased by $404.7 million, or 25.6%, for the thirty-nine week period ended June 29, 2019 compared to the thirty-nine week period in the prior year due to the following items:

•
Gross profit on the sales from the acquisitions indicated above (excluding acquisition-related costs) was approximately $280.8 million for the thirty-nine week period ended June 29, 2019, which represented gross profit of approximately 36% of the acquisition sales.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in an increase in gross profit of approximately $242.0 million for the thirty-nine week period ended June 29, 2019.

•
Offsetting increases in gross profit by $118.1 million compared to the same period in the prior fiscal year was attributable to increased inventory acquisition accounting adjustments, foreign currency losses, stock compensation expense and acquisition integration costs.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $235.1 million to $561.3 million, or 14.6% of sales, for the thirty-nine week period ended June 29, 2019 from $326.2 million, or 11.8% of sales, for the thirty-nine week period ended June 30, 2018. Selling and administrative expenses and the related percentage of total sales for the thirty-nine week periods ended June 29, 2019 and June 30, 2018 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2019	June 30, 2018	Change	% Change
Selling and administrative expenses - excluding costs below	$433.2	$286.6	$146.6	51.2%
% of total sales	11.3%	10.4%
Acquisition-related expenses	65.0	6.8	58.2	855.9%
% of total sales	1.7%	0.2%
Stock compensation expense	63.1	32.8	30.3	92.4%
% of total sales	1.6%	1.2%
Total selling and administrative expenses	$561.3	$326.2	$235.1	72.1%
% of total sales	14.6%	11.8%
The increase in the dollar amount of selling and administrative expenses during the thirty-nine week period ended June 29, 2019 is primarily due to higher acquisition-related expenses of $58.2 million, higher stock compensation expense of $30.3 million and higher selling and administration expenses resulting from the businesses acquired in fiscal 2018 and fiscal 2019, particularly Esterline. Also contributing to the increase in selling and administrative expenses was a $16.1 million payment of a voluntary refund to several U.S. Department of Defense agencies during the quarter ended June 29, 2019.

•
Amortization of Intangible Assets. Amortization of intangible assets was $85.0 million for the thirty-nine week period ended June 29, 2019 compared to $53.8 million in the thirty-nine week period ended June 30, 2018. The increase in amortization expense of $31.2 million was primarily due to the amortization expense on the definite-lived intangible assets recorded in connection with the fiscal 2019 acquisition of Esterline.

•
Refinancing Costs. Refinancing costs of $3.5 million were recorded for the thirty-nine week period ended June 29, 2019 and primarily related to the debt financing activities that occurred in the second quarter of fiscal 2019. Refinancing costs of $5.9 million were recorded for the thirty-nine week period ended June 30, 2018 representing debt issuance costs expensed in connection with the fiscal 2018 debt financing activity.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $124.9 million, or 25.5%, to $614.7 million for the thirty-nine week period ended June 29, 2019 from $489.8 million for the comparable thirty-nine week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $15.1 billion for the thirty-nine week period ended June 29, 2019 and approximately $12.5 billion for the thirty-nine week period ended June 30, 2018. The increase in weighted average level of borrowings was primarily due to the activity in the second quarter of fiscal 2019 consisting of the issuance of $4.0 billion in 2026 Secured Notes and $550 million in 2027 Notes and the activity in the third quarter of fiscal 2018 consisting of issuing additional term loans of $700 million (gross) and issuing $500 million in 6.875% 2026 Notes. The increases in new debt described above were partially offset by principal payments on the term loans over the comparable period and redemption of the 2020 Notes. The weighted average interest rate for cash interest payments on total borrowings outstanding at June 29, 2019 was 4.2%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 24.8% for the thirty-nine week period ended June 29, 2019 compared to (3.9)% for the thirty-nine week period ended June 30, 2018. The Company's higher effective tax rate for the thirty-nine week period ended June 29, 2019 was due to the discrete benefit recognized in the thirty-nine week period ended June 30, 2018 related to the enactment of the Tax Cuts and Jobs Act along with additional taxes recognized in the thirty-nine week period ended June 29, 2019 as described in Note 10, "Income Taxes".

•
Loss from Discontinued Operations. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million which included a working capital adjustment of $0.3 million paid in July 2018. There was no activity from the discontinued operations for the thirty-nine week period ended June 29, 2019. The loss from discontinued operations was $2.9 million for the thirty-nine week period ended June 30, 2018.

•
Net Income Attributable to TD Group. Net income attributable to TD Group decreased $185.4 million, or 25.5%, to $542.9 million for the thirty-nine week period ended June 29, 2019 compared to net income attributable to TD Group of $728.3 million for the thirty-nine week period ended June 30, 2018, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $9.22 for the thirty-nine week period ended June 29, 2019 and $12.09 per share for the thirty-nine week period ended June 30, 2018. There was no impact on earnings per share from discontinued operations for the thirty-nine week period ended June 29, 2019. For the thirty-nine week period ended June 30, 2018, basic and diluted earnings (loss) per share from continuing operations and discontinued operations were $12.14 and $(0.05), respectively. Net income attributable to TD Group for the thirty-nine week period ended June 29, 2019 of $542.9 million was decreased by dividend equivalent payments of $24.3 million, or $0.43 per share, resulting in net income available to common shareholders of $518.6 million, or $9.22 per share. Net income for the thirty-nine week period ended June 30, 2018 of $728.3 million was decreased by dividend equivalent payments of $56.1 million, or $1.01 per share, resulting in net income available to common shareholders of $672.2 million, or $12.09 per share.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirty-nine week period ended June 29, 2019 and June 30, 2018 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2019	% of Sales	June 30, 2018	% of Sales	Change	% Change
Power & Control	$1,960.0	51.0%	$1,558.1	56.4%	$401.9	25.8%
Airframe	1,609.4	41.8%	1,101.8	39.9%	507.6	46.1%
Non-aviation	278.2	7.2%	101.8	3.7%	176.4	173.3%
	$3,847.6	100.0%	$2,761.7	100.0%	$1,085.9	39.3%
Acquisition sales for the Power & Control segment totaled $222.9 million, or an increase of 14.3%, resulting from the acquisitions of Esterline and Extant. Organic sales for the Power & Control segment increased $179.0 million, an increase of 11.5%, for the thirty-nine week period ended June 29, 2019 compared to the thirty-nine week period ended June 30, 2018. The organic sales increase resulted primarily from an increase in defense sales ($113.6 million, an increase of 16.2%), an increase in commercial OEM sales ($31.7 million, an increase of 9.3%), and an increase commercial aftermarket sales ($30.5 million, an increase of 6.4%).
Acquisition sales for the Airframe segment totaled $375.3 million, or an increase of 34.1%, resulting from the acquisitions of Esterline, Skandia and Kirkhill. Organic sales for the Airframe business increased $132.3 million, an increase of 12.0%, for the thirty-nine week period ended June 29, 2019 compared to the thirty-nine week period ended June 30, 2018. The organic sales increase resulted primarily from increases in defense sales ($44.9 million, an increase of 20.2%), commercial OEM sales ($43.9 million, an increase of 12.2%) and commercial aftermarket sales ($43.8 million, an increase of 8.6%).
Acquisition sales for the Non-aviation segment totaled $170.4 million, or an increase of 167.3%, resulting from the acquisition of Esterline. Organic sales for the Non-aviation segment increased by $6.0 million, an increase of 6.0%, for the thirty-nine week period ended June 29, 2019 compared to the thirty-nine week period ended June 30, 2018.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirty-nine week periods ended June 29, 2019 and June 30, 2018 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2019	% of Segment Sales	June 30, 2018	% of Segment Sales	Change	% Change
Power & Control	$1,006.0	51.3%	$808.5	51.9%	$197.5	24.4%
Airframe	740.1	46.0%	541.2	49.1%	198.9	36.8%
Non-aviation	73.2	26.3%	30.4	29.8%	42.8	140.8%
	$1,819.3	47.3%	$1,380.1	50.0%	$439.2	31.8%
EBITDA As Defined for the Power & Control segment from the acquisitions of Esterline and Extant was approximately $65.3 million for the thirty-nine week period ended June 29, 2019. Organic EBITDA As Defined for the Power & Control segment increased approximately $132.2 million, an increase of 16.4%, resulting from organic sales growth in defense, commercial OEM and commercial aftermarket, as well as the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the acquisitions of Esterline, Skandia and Kirkhill was approximately $99.4 million for the thirty-nine week period ended June 29, 2019. Organic EBITDA as Defined for the Airframe segment increased approximately $99.5 million, an increase of 18.4%, resulting from organic sales growth in defense, commercial OEM, and commercial aftermarket, as well as the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Non-aviation segment from the acquisition of Esterline was approximately $38.0 million for the thirty-nine week period ended June 29, 2019. Organic EBITDA As Defined for the Non-aviation segment increased approximately $4.8 million, an increase of 15.8%.
Backlog
As of June 29, 2019, the Company estimated its sales order backlog at $3,856 million compared to an estimated sales order backlog of $2,018 million as of June 30, 2018. The increase in backlog is due to growth from recent acquisitions, particularly the Esterline acquisition, and organic growth in the commercial aftermarket, commercial OEM and defense markets. The majority of the purchase orders outstanding as of June 29, 2019 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 29, 2019 may not necessarily represent the actual amount of shipments or sales for any future period.
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
As a result of the debt financing activity during the second quarter of fiscal 2019, interest payments will increase going forward in accordance with the terms of the related debt agreements. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide more than sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make opportunistic investments in our own stock, make strategic business combinations and/or pay dividends to our shareholders. On August 6, 2019, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $30.00 on each outstanding share of common stock and cash dividend equivalent payments on options granted under its stock incentive plans. The record date for the special dividend is August 16, 2019, and the payment date for the dividend is August 23, 2019. The total cash payment related to the special dividend and dividend equivalent payments in the fourth quarter of fiscal 2019 will be approximately $1.7 billion.
Operating Activities. The Company generated $768.4 million of net cash from operating activities during the thirty-nine week period ended June 29, 2019 compared to $690.9 million during the thirty-nine week period ended June 30, 2018.
The change in accounts receivable during the thirty-nine week period ended June 29, 2019 was a use of cash of $65.3 million compared to a use of cash of $0.9 million during the thirty-nine week period ended June 30, 2018. The increase in the use of cash of $64.5 million is primarily attributable to an increase in sales and related timing of receipt of payment from customers.
The change in inventories during the thirty-nine week period ended June 29, 2019 was a use of cash of $100.0 million compared to a use of cash of $25.2 million during the thirty-nine week period ended June 30, 2018. The increase in the use of cash is related to an increase in backlog and expected order fulfillments in the fourth fiscal quarter.
The change in accounts payable during the thirty-nine week period ended June 29, 2019 was a use of cash of $7.4 million compared to a source of cash of $0.7 million during the thirty-nine week period ended June 30, 2018.
Investing Activities. Net cash used in investing activities was $4,037.4 million during the thirty-nine week period ended June 29, 2019, consisting of capital expenditures of $80.4 million and payments for acquisitions, net of cash acquired, of $3,956.9 million which is primarily comprised of the acquisitions of Esterline for $3,923.9 million and NavCom for $27.0 million.
Net cash used in investing activities was $574.7 million during the thirty-nine week period ended June 30, 2018 consisting of capital expenditures of $50.1 million and payments for acquisitions of $582.3 million which is primarily comprised of the acquisitions of Kirkhill for $49.3 million and Extant for $532.5 million. The uses of cash related to investing activities was partially offset by the cash proceeds received from the sale of Schroth of $57.7 million.
Financing Activities. Net cash provided by financing activities during the thirty-nine week period ended June 29, 2019 was $3,911.6 million. The source of cash was primarily attributable to $4,479.2 million in net proceeds from the completion of the 2026 Secured Notes and 2027 Notes offerings in the second quarter of fiscal 2019 and $64.3 million in proceeds from stock option exercises. Sources were partially offset by the cash tender and redemption of the 2020 Notes for $550.0 million, repayments on term loans of $57.3 million, and the payment of $24.3 million in dividend equivalent payments in the second quarter of fiscal 2019.
Net cash provided by financing activities during the thirty-nine week period ended June 30, 2018 was $1,089.6 million. The source of cash was primarily attributable to the net proceeds of $678.6 million from the fiscal 2018 term loan activity and the net proceeds of $490.4 million from the issuance of the 2026 Notes in the third quarter of fiscal 2018, along with $40.6 million in proceeds from stock option exercises. Partially offsetting these sources of cash was $56.1 million in dividend equivalent payments and $54.0 million in debt service payments on term loans.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,542.6 million in fully drawn term loans (the “Term Loans Facility”) and a $760.0 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of June 29, 2019):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,226.8 million	May 30, 2025	LIBO rate + 2.5%
Tranche F	$3,533.0 million	June 9, 2023	LIBO rate + 2.5%
Tranche G	$1,782.8 million	August 22, 2024	LIBO rate + 2.5%
The Term Loans Facility requires quarterly aggregate principal payments of $19.1 million. The revolving commitments consist of two tranches which includes up to $151.5 million of multicurrency revolving commitments. At June 29, 2019, the Company had $34.0 million in letters of credit outstanding and $726.0 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate related to the tranche E, tranche F and tranche G term loans are not subject to a floor. For the thirty-nine week period ended June 29, 2019, the applicable interest rates ranged from approximately 4.7% to 5.0% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 12, “Derivatives and Hedging Activities,” to the condensed consolidated financial statements.

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
Amendment No. 5 extended our ability to make certain additional restricted payments (including the ability of the Company to declare or pay dividends or repurchase stock) in an aggregate amount not to exceed $1.5 billion, so long as, among other conditions, the consolidated secured net debt ratio is no greater than 4.00 to 1.00 (in the case of share repurchases) or the consolidated net leverage ratio is no greater than 6.75 to 1.00 (in the case of dividends or other distributions), in each case, after giving pro forma effect to such transactions. As there were no dividends or share repurchases paid prior to December 31, 2018, up to $500 million may be used to repurchase stock in future periods. No share repurchases were made during the quarter ended June 29, 2019.
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
Indentures

Senior Subordinated Notes	Aggregate Principal	Maturity Date	Interest Rate
2022 Notes	$1,150 million	July 15, 2022	6.00%
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$750 million	May 15, 2025	6.50%
2026 Secured Notes	$4,000 million	March 15, 2026	6.250%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%
2027 Notes	$550 million	March 15, 2027	7.50%

The 2022 Notes, the 2024 Notes, the 6.375% 2026 Notes and the 2027 Notes (the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount and the subsequent $300 million offering of 2025 Notes in the second quarter of fiscal 2017 were issued at a price of 101.5% of the principal amount, resulting in gross proceeds of $304.5 million. The 6.875% 2026 Notes (the "TransDigm UK Notes" and together with the TransDigm Inc. Notes, the "Notes," are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million. The 2026 Secured Notes (the "Secured Notes") offered in the second quarter of fiscal 2019 were issued at a price of 102.0% of the principal amount, resulting in gross proceeds of $4,002 million.
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
On February 13, 2019, the Company announced a cash tender offer for any and all of its outstanding 2020 Notes. On March 15, 2019, the Company redeemed the principal amount of $550 million in 2020 Notes, plus accrued and unpaid interest of approximately $12.6 million. The Company recorded refinancing costs of $1.7 million during the thirteen and thirty-nine week periods ended June 29, 2019 representing unamortized debt issuance costs expensed in conjunction with the redemption of the 2020 Notes.
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
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended June 29, 2019.
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
As of June 29, 2019, the Company was in compliance with all of its debt covenants.
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
On July 30, 2019, the Company amended the Securitization Facility to extend the maturity date to July 28, 2020. As of June 29, 2019, the Company has borrowed $300 million under the Securitization Facility and has an unused borrowing capacity of $50 million. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the quarter and year-to-date period ended June 29, 2019. As of June 29, 2019, $650 million in repurchases are allowable under the program subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income including noncontrolling interests	$144,610	$217,246	$543,284	$728,299
Less: Loss from discontinued operations, net of tax(1)	—	(145)	—	(2,943)
Income from continuing operations including noncontrolling interests	144,610	217,391	543,284	731,242
Adjustments:
Depreciation and amortization expense	71,318	33,925	147,544	95,534
Interest expense, net	241,292	167,577	614,701	489,776
Income tax provision	60,909	48,150	179,183	(27,550)
EBITDA	518,129	467,043	1,484,712	1,289,002
Adjustments:
Inventory acquisition accounting adjustments(2)	88,923	3,165	109,348	3,165
Acquisition integration costs(3)	42,355	5,486	49,768	10,815
Acquisition transaction-related expenses(4)	5,107	1,730	27,335	2,960
Non-cash stock compensation expense(5)	31,809	13,708	70,082	36,411
Refinancing costs(6)	106	4,159	3,540	5,910
Other, net(7)	4,568	(8,150)	4,658	3,534
EBITDA As Defined	$690,997	$487,141	$1,749,443	$1,351,797

(1)	Refer to Note 3, "Acquisitions and Divestitures," to the condensed consolidated financial statements included herein for further information.

(2)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(3)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(4)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(5)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in thousands):

	Thirty-Nine Week Periods Ended
	June 29, 2019	June 30, 2018
Net cash provided by operating activities	$768,356	$690,910
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	21,442	31,112
Interest expense, net (1)	594,503	473,597
Income tax provision - current	174,033	139,233
Non-cash stock compensation expense (2)	(70,082)	(36,411)
Refinancing costs (6)	(3,540)	(5,910)
EBITDA from discontinued operations (8)	—	(364)
EBITDA	1,484,712	1,292,167
Adjustments:
Inventory acquisition accounting adjustments (3)	109,348	3,165
Acquisition integration costs (4)	49,768	10,815
Acquisition transaction-related expenses (5)	27,335	2,960
Non-cash stock compensation expense (2)	70,082	36,411
Refinancing costs (6)	3,540	5,910
Other, net (7)	4,658	3,534
EBITDA As Defined	$1,749,443	$1,354,962

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gain or loss on sale of fixed assets.

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
ITEM 4. CONTROLS AND PROCEDURES
As of June 29, 2019, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. There have been no significant changes in TD Group’s internal controls or other factors that could significantly affect the internal controls subsequent to the date of TD Group’s evaluations. During the fiscal quarter ended March 30, 2019, the Company completed the acquisition of Esterline. The Company is currently integrating the acquisition into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisition from management's evaluation of internal controls over financial reporting as of June 29, 2019. The acquisition constituted approximately 32% of the Company's total assets (inclusive of acquired intangible assets) as of June 29, 2019, and approximately 33% of the Company's net sales in the fiscal quarter ended June 29, 2019.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the thirteen and thirty-nine week periods ended June 29, 2019. As of June 29, 2019, $650 million in repurchases are allowable under the program subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan*
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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2019
Kevin Stein

/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	August 7, 2019
Michael Lisman