Form 10-K
period 2019-09-30
TransDigm Group INC
filed 2019-11-19
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-32833
TransDigm Group Incorporated
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
41-2101738
(I.R.S. Employer Identification No.)

1301 East 9th Street,	Suite 3000,	Cleveland,	Ohio	44114
(Address of principal executive offices)				(Zip Code)

(216) 706-2960
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, $0.01 par value	TDG	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2019, based upon the last sale price of such voting and non-voting common stock on that date, was $24,193,750,882.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 53,548,349 as of November 17, 2019.
Documents incorporated by reference: Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its 2020 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or worldwide events; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions, including our acquisition of Esterline; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other risk factors.
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms, unless the context otherwise requires, refer to TD Group, together with TransDigm Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2019” or “fiscal 2019” means the period from October 1, 2018 to September 30, 2019.

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
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that approximately 90% of our net sales for fiscal year 2019 were generated by proprietary products. In addition for fiscal year 2019, we estimate that we generated approximately 80% of our net sales from products in which we are the sole source provider.
Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25 to 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 52% of our net sales in fiscal year 2019 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. These aftermarket revenues have historically produced a higher gross margin and been more stable than sales to original equipment manufacturers, or OEMs.
Products
We primarily design, produce and supply highly engineered proprietary aerospace components (and certain systems/subsystems) with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves based on engineering, service and manufacturing capabilities. We typically choose not to compete for non-proprietary “build to print” business because it frequently offers lower margins than proprietary products. We believe that our products have strong brand names within the industry and that we have a reputation for high quality, reliability and strong customer support.
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
Acquisition of Esterline Technologies Corporation
On March 14, 2019, TransDigm completed the acquisition of all the outstanding stock of Esterline Technologies Corporation (“Esterline”) for $122.50 per share in cash, plus the repayment of Esterline debt. The purchase price, net of cash acquired of approximately $398.2 million, totaled approximately $3,923.9 million. Of the $3,923.9 million purchase price, $3,536.3 million was paid at closing and the remaining $387.6 million was classified as restricted cash for the redemption of Esterline’s outstanding senior notes due 2023 (herein the "2023 Notes"). The 2023 Notes were redeemed on April 15, 2019. Esterline, through its subsidiaries, is an industry leader in specialized manufacturing for the aerospace and defense industry, primarily within three core disciplines: advanced materials, avionics and controls and sensors and systems. The acquisition of Esterline expands TransDigm's platform of proprietary and sole source content for the aerospace and defense industry and the Esterline products have significant aftermarket exposure.
For further details on the acquisitions and divestitures that occurred during fiscal 2019, refer to Note 2, “Acquisitions and Divestitures,” to the consolidated financial statements included herein.
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
The Esterline businesses were acquired towards the end of the second quarter of fiscal 2019 and preliminarily assessed as a separate segment of the Company. During the third quarter of fiscal 2019, the Esterline businesses were integrated into TransDigm's existing Power & Control, Airframe and Non-aviation segments.
For financial information about our segments, see Note 17, “Segments,” to the consolidated financial statements included herein.

Sales and Marketing
Consistent with our overall strategy, our sales and marketing organization is structured to continually develop technical solutions that meet customer needs. In particular, we attempt to focus on products and programs that will lead to high-margin, repeatable sales in the aftermarket.
We have structured our sales efforts along our major product offerings, assigning a business unit manager to certain products. Each business unit manager is expected to grow the sales and profitability of the products for which he or she is responsible and to achieve the targeted annual level of bookings, sales, new business and profitability for such products. The business unit managers are assisted by account managers and sales engineers who are responsible for covering major OEM and aftermarket accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers to achieve total bookings and new business goals for each account and, together with the business unit managers, to determine when additional resources are required at customer locations. Most of our sales personnel are evaluated, in part, on their bookings and their ability to identify and obtain new business opportunities.
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
Manufacturing and Engineering
We maintain approximately 110 manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate accounting and reporting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.
We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in cost of sales and in selling and administrative expenses in our consolidated statements of income. Research and development costs are recorded in selling and administrative expenses in our consolidated statements of income. The aggregate of engineering expense and research and development expense represents approximately 9% of our operating units’ aggregate costs, or approximately 5% of our consolidated net sales for fiscal year 2019. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.
We use sophisticated equipment and procedures to comply with quality requirements, specifications and Federal Aviation Administration (“FAA”) and OEM requirements. We perform a variety of testing procedures as required by our customers, such as testing under different temperature, humidity and altitude levels, flammability testing, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities. Refer to Note 3, “Summary of Significant Accounting Policies,” to the consolidated financial statements included herein with respect to total costs of research and development.
Customers
We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounts for approximately 32% of total sales; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounts for approximately 26% of total sales; and the defense market, which accounts for approximately 37% of total sales. Non-aerospace sales comprise approximately 5% of our total sales.
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. For the fiscal year ended September 30, 2019, The Boeing Company (which includes Aviall, Inc., a distributor of commercial aftermarket parts to airlines throughout the world) accounted for approximately 11% of our net sales. Our top ten customers for fiscal year 2019 accounted for approximately 42% of our net sales. Products supplied to many of our customers are used on multiple platforms.
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
Market Channels
The commercial aerospace industry, including the aftermarket and OEM market, is impacted by the health of the global economy and geopolitical events around the world. The commercial aerospace industry has shown strength with increases in revenue passenger miles, or RPMs, since 2010, and positive growth continued through 2019 with increase in RPMs , as well as general growth in the large commercial OEM sector (aircraft with 100 or more seats) with order announcements by The Boeing Company and Airbus S.A.S leading to planned increases in production. The primary exception to this was the production rate decrease on the Boeing 737 MAX, although not material to TransDigm’s financial results. The 2020 leading indicators or industry consensus suggest a continuation of current trends in the commercial transport market sector supported by continued RPM growth and increases in production at the OEM level.
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
There are many short-term factors (including inventory corrections, unannounced changes in order patterns, strikes, facility shutdowns caused by fires, hurricanes or other incidents and mergers and acquisitions) that can cause short-term disruptions in our quarterly shipment patterns as compared to previous quarters and the same periods in prior years. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods.
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
Commercial OEM Market
The commercial transport market sector, the largest sector in the commercial OEM market, declined in 2019 primarily due to the 737 MAX production rate cuts at The Boeing Company. However, the rate cuts did not have a material impact on our commercial OEM revenue as our revenue growth outperformed the general market. Our commercial transport OEM shipments and revenues generally run ahead of The Boeing Company and Airbus S.A.S airframe delivery schedules. As a result and consistent with prior years, our fiscal 2020 shipments will be a function of, among other things, the estimated 2020 and 2021 commercial airframe production rates. We have been experiencing increased sales in the large commercial OEM sector (aircraft with 100 or more seats) driven by an increase in production by The Boeing Company and Airbus S.A.S tied to previous order announcements. Industry consensus indicates this production increase will continue in 2020 but may begin to moderate or modestly decline in 2021.
Defense
Our military business fluctuates from year to year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to Department of Defense procurement policy and the extent of global conflicts. For a variety of reasons, the military spending outlook is very uncertain. For planning purposes, we assume that military-related sales of our types of products to be flat in future years over the recent high levels.
Raw Materials
We require the use of various raw materials in our manufacturing processes. We also purchase a variety of manufactured component parts from various suppliers. We also purchase replacement parts, which are utilized in our various repair and overhaul operations. At times, we concentrate our orders among a few suppliers in order to strengthen our supplier relationships. Most of our raw materials and component parts are generally available from multiple suppliers at competitive prices.
Intellectual Property
We have various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights, which we believe, in the aggregate but not individually, are important to our business.
Backlog
As of September 30, 2019, the Company estimated its sales order backlog at $3,437 million compared to an estimated sales order backlog of $2,026 million as of September 30, 2018. The increase in backlog is due to growth from recent acquisitions, particularly the Esterline acquisition, and organic growth in the commercial aftermarket, commercial OEM and defense markets. The majority of the purchase orders outstanding as of September 30, 2019 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2019 may not necessarily represent the actual amount of shipments or sales for any future period.

Foreign Operations
Although we manufacture a significant portion of our products in the United States, we manufacture some products in Belgium, Canada, China, the Dominican Republic, France, Germany, Hong Kong, Hungary, India, Japan, Malaysia, Mexico, Morocco, Norway, Singapore, Sri Lanka, Sweden and the United Kingdom. Although the majority of sales of our products are made to customers (including distributors) located in the United States, our products are ultimately sold to and used by customers (including airlines and other end users of aircraft) throughout the world. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.
Environmental Matters
Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Certain facilities and third-party sites utilized by the Company have been identified as potentially responsible parties under the federal superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws. For information regarding environmental accruals, see Note 15, “Environmental Liabilities,” to the consolidated financial statements included herein.
Employees
As of September 30, 2019, we had approximately 18,300 full-time, part-time and temporary employees from business units in continuing operations. Approximately 18% of our full-time and part-time employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from November 2019 to May 2023. We consider our relationship with our employees generally to be satisfactory.
Available Information
TD Group’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including any amendments, will be made available free of charge on the Company’s website, www.transdigm.com, as soon as reasonably practicable, following the filing of the reports with the Securities and Exchange Commission. In addition, the Company’s website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The information on or obtainable through our website is not incorporated into this Annual Report on Form 10-K.
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
Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, as well as manufacturers of business jets (which collectively accounted for approximately 26% of our net sales in fiscal year 2019) have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, interest rates, downturns in the global economy and national and international events. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. Downturns adversely affect our net sales, gross margin and net income.
We rely heavily on certain customers for much of our sales.
Our largest customer for fiscal year 2019 was The Boeing Company (which includes Aviall, Inc.). The Boeing Company accounted for approximately 11% of our net sales in fiscal year 2019. Our top ten customers for fiscal year 2019 accounted for approximately 42% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to economic downturn, decreased production, strike or resourcing, could have a material adverse effect on our net sales, gross margin and net income. In 2019, The Boeing Company announced a production rate decrease on the Boeing 737 MAX from 52 to 42 airplanes per month. The Company does not anticipate the current production rate decrease to have a material impact on the Company’s financial results.
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
We are subject to many of the foregoing risks in connection with our acquisition of Esterline completed in March 2019, and these risks may be exacerbated due to the scale and complexity of that acquisition as compared to our recent acquisitions. The acquisition has required and will continue to require extensive integration efforts. These efforts could result in significant unforeseen costs and require substantial attention from our senior management. If we are unable to successfully integrate Esterline or the acquisition otherwise does not perform to our expectations, our results of operations and financial condition may be adversely affected. It is also possible that the substantial management attention required by, and the indebtedness incurred in connection with the transaction could cause us to forgo other acquisition opportunities, particularly if we encounter unexpected costs or the acquisition otherwise does not perform to our expectations.
We are subject to certain unique business risks as a result of supplying equipment and services to the U.S. Government.
Companies engaged in supplying defense-related equipment and services to U.S. Government agencies, whether through direct contracts with the U.S. government or a as a subcontractor to customers contracting with the U.S. government, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend us from receiving new contracts based on alleged violations of procurement laws or regulations;

•	terminate existing contracts;

•	revoke required security clearances;

•	reduce the value of existing contracts; and

•	audit our contract-related costs and fees, including allocated indirect costs.
Most of our U.S. Government contracts can be terminated by the U.S. Government at its convenience without significant notice. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.
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
Furthermore, even where the price is not based on cost, the U.S. Government may seek to review our costs to determine whether our pricing is “fair and reasonable.” Our subsidiaries are periodically subject to pricing reviews and government buying agencies that purchase some of our subsidiaries’ products are periodically subject to audits by the DOD Office of Inspector General (“OIG”) with respect to prices paid for such products. In the third quarter of fiscal 2019, we voluntarily refunded $16 million to the U.S. government following an OIG audit, and another OIG audit is underway. In addition, our defense-related business is the subject of an ongoing Congressional inquiry by the House Oversight Committee. Pricing reviews and government audits, including the audit underway, and the Congressional inquiry are costly and time consuming for our management and could distract from our ability to effectively manage the business. As a result of these reviews, audits and inquiries, we could be subject to providing further refunds to the U.S. Government or we could be asked to enter into an arrangement whereby our prices would be based on cost, the DOD could seek to pursue alternative sources of supply for our parts, or the U.S. government could take other adverse actions with respect to our contracts. Any of those occurrences could lead to a reduction in our revenue from, or the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government.
If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with U.S. government agencies, any of which could materially adversely affect our reputation, business, financial condition and results of operations.
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
In addition to the aviation approvals, we are at times required to obtain approval from U.S. Government agencies to export our products. U.S. laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC"). EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services.
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
We have a significant amount of indebtedness. As of September 30, 2019, our total indebtedness, excluding approximately $41.5 million of letters of credit outstanding, was approximately $16.9 billion, which was 120.7% of our total book capitalization as a result of special dividends being funded, in part, with indebtedness and the addition of approximately $4.0 billion in net new incremental borrowings during fiscal 2019 in connection with the financing of the Esterline acquisition.
In addition, we may be able to incur substantial additional indebtedness in the future. For example, on October 29, 2019, the Company entered into a purchase agreement in connection with a private offering of $2.65 billion aggregate principal amount in 5.50% senior subordinated notes due November 15, 2027. The settlement of the debt financing transaction occurred on November 13, 2019. The notes were issued at a price of 100% of their principal amount. The Company will use a portion of the net proceeds from the offering of the notes to redeem all of its outstanding (aggregate principal amount of $1.15 billion) 6.000% senior subordinated notes due 2022. Also, as of September 30, 2019, we had approximately $718.5 million of unused commitments under our revolving loan facility. Although our senior secured credit facility and the indentures governing the various senior subordinated notes outstanding (the “Indentures”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. For example, if the usage of the revolving loan facility exceeds 35% of the total revolving commitments, the Company will be required to maintain a maximum consolidated net leverage ratio of net debt, as defined, to trailing four-quarter EBITDA As Defined. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the Indentures.
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

All of our debt under the senior secured credit facility, which includes $7.5 billion in term loans and a revolving loan facility of $760 million, bears interest at variable rates primarily based on the London interbank offered rate (LIBOR) for deposits of U.S. dollars. Accordingly, if LIBOR or other variable interest rates increase, our debt service expense will also increase. Interest rate swap and cap agreements are used to manage interest rate risk associated with variable rate borrowings under our credit facilities. For information about our interest rate swap and cap agreements, see Note 21, “Derivatives and Hedging Instruments,” in the notes to the consolidated financial statements included herein.

In addition, on July 27, 2017, the Financial Conduct Authority (FCA) in the U.K. announced that it would phase out LIBOR as a benchmark by the end of calendar year 2021. The expected discontinuation of LIBOR may require us to amend certain agreements governing our debt and, although the U.S. and other jurisdictions are working to replace LIBOR with alternative reference rates, we cannot predict what alternative index, margin adjustments and related terms would be negotiated with our counterparties. As a result, our interest expense could increase.
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
A number of our manufacturing facilities are located in the greater Los Angeles area, an area known for earthquakes and fires, and are thus vulnerable to damage. In addition, a number of our manufacturing facilities are located along the Eastern seaboard area susceptible to hurricanes. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. Disruptions could also occur due to cyber-attacks, computer or equipment malfunction (accidental or intentional), operator error or process failures. Should insurance or other risk transfer mechanisms, such as our existing disaster recovery and business continuity plans, be insufficient to recover all costs, we could experience a material adverse effect on our business, financial condition and results of operations.
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
The interpretation and application of data protection laws in the U.S., Europe, including but not limited to the General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act (the “CCPA”), and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Further, although we have implemented internal controls and procedures designed to ensure compliance with the GDPR, CCPA and other privacy-related laws, rules and regulations (collectively, the “Data Protection Laws”), there can be no assurance that our controls and procedures will enable us to be fully compliant with all Data Protection Laws.
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
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, customer relationships, and technology, were approximately $2.7 billion at September 30, 2019, representing approximately 17% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $7.8 billion at September 30, 2019, representing approximately 48% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
Volatility in the equity markets or interest rates could substantially increase our pension costs and required pension contributions.
The Company sponsors qualified defined benefit pension plans and a nonqualified postretirement plan. Certain qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plans could have an adverse impact on our cash flow.
We may be subject to risks relating to changes in its tax rates or exposure to additional income tax liabilities.
We are subject to income taxes in the United States and various non-U.S. jurisdictions. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. The Company’s future results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. In addition, the amount of income taxes paid by the Company is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.
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
Notwithstanding special cash dividends, of which the most recent declaration by the Company’s Board of Directors occurred on August 6, 2019 in the amount of $30.00 per outstanding share of common stock and and cash dividend equivalent payments on options granted under its stock incentive plans, we do not anticipate declaring regular quarterly or annual cash dividends on our common stock or any other equity security in the foreseeable future.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
TransDigm’s principal owned properties (defined as greater than 20,000 square feet or related to a principal operation) as of September 30, 2019 are as follows:

Location	Reporting Segment	Square Footage
Brea, CA	Airframe	315,000
Stillington, United Kingdom	Airframe	274,800
Montreal, Canada	Airframe	271,700
Miesbach, Germany	Power & Control	242,000
Liberty, SC	Power & Control	219,000
Waco, TX	Power & Control	218,800
Ingolstadt, Germany	Airframe	191,900
Champagne, France	Airframe	189,100
Kent, OH	Airframe	185,000
Liverpool, NY	Power & Control	176,800
Bridport, United Kingdom	Airframe	174,700
Union Gap, WA	Airframe	142,000
Coachella, CA	Power & Control	140,000
Marolles, France	Power & Control	139,900
Phoenix, AZ	Airframe	138,700
Paks, Hungary	Airframe	137,800
Los Angeles, CA	Power & Control	131,000
Kortrijk, Belgium	Airframe	130,000
Bohemia, NY	Power & Control	124,000
Buena Park, CA	Power & Control	115,000
Westbury, NY	Power & Control	112,300
Llangeinor, United Kingdom	Airframe	110,000
Bourges, France	Power & Control	109,500
Kent, WA	Airframe	100,000
Valencia, CA	Airframe	88,400
Letchworth, United Kingdom	Airframe	88,200
Placentia, CA	Airframe	86,600
Addison, IL	Power & Control	83,300
Herstal, Belgium	Airframe	73,700
Niort, France	Airframe	69,000
Painesville, OH	Power & Control	63,900
Clearwater, FL	Power & Control	61,000
South Euclid, OH	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Branford, CT	Airframe	52,000
Xenia, OH	Airframe	51,000
Avenel, NJ	Power & Control	48,500
Rancho Cucamonga, CA	Power & Control	47,000
Sarralbe, France	Power & Control	45,200
Valencia, CA	Airframe	38,000
Pennsauken, NJ	Airframe	38,000
Ryde, United Kingdom	Power & Control	33,200
Rancho Cucamonga, CA	Airframe	32,700
Sarralbe, France	Non-aviation	32,700
Cluses, France	Non-aviation	29,500
Melaka, Malaysia	Power & Control	24,800
Coimbatore, India	Non-aviation	21,000
Deerfield Beach, FL	Non-aviation	20,000

The Brea, Liberty, Kent (Ohio), Union Gap, Bohemia, Addison, Kent (Washington), 88,400 square feet Valencia, Coachella and 47,000 square feet Rancho Cucamonga properties are subject to mortgage liens under our senior secured credit facility and our 6.25% secured notes due March 15, 2026.
TransDigm’s principal leased properties (defined as greater than 20,000 square feet or related to a principal operation) as of September 30, 2019 are as follows:

Location	Reporting Segment	Square Footage
East Camden, AR	Power & Control	276,000
Everett, WA	Airframe	216,000
Nittambuwa, Sri Lanka	Airframe	168,000
Santa Ana, CA	Airframe	159,200
Holmestrand, Norway	Airframe	149,300
Dayton, NV	Airframe	144,000
Tijuana, Mexico	Airframe	141,000
Tijuana, Mexico	Non-aviation	129,200
Everett, WA	Airframe	121,000
Whippany, NJ	Power & Control	115,300
Tanger, Morocco	Non-aviation	115,200
Whippany, NJ	Power & Control	114,300
Farnborough, United Kingdom	Power & Control	103,400
Sylmar, CA	Airframe	103,000
Goldsboro, NC	Power & Control	101,000
Kunshan, China	Airframe	100,600
Fullerton, CA	Airframe	100,000
Anaheim, CA	Airframe	99,900
Elkhart, IN	Non-aviation	91,500
Davis Junction, IL	Airframe	84,500
Kanata, Canada	Airframe	82,900
Miesbach, Germany	Power & Control	80,800
Kunshan, China	Non-aviation	75,300
Paso Robles, CA	Non-aviation	72,600
Camarillo, CA	Power & Control	70,000
Gloucestor, United Kingdom	Airframe	67,800
Tijuana, Mexico	Power & Control	63,500
Tijuana, Mexico	Non-aviation	61,300
Matamoros, Mexico	Power & Control	60,500
Melbourne, FL	Power & Control	52,100
Lillington, NC	Power & Control	48,800
Sugar Grove, IL	Airframe	45,000
Zunyi, China	Power & Control	43,000
La Ferte Benard, France	Non-aviation	42,000
Harelbeke, Belgium	Airframe	40,500
Tempe, AZ	Power & Control	40,200
Santiago, Dominican Republic	Non-aviation	40,000
Brea, CA	Airframe	39,000
Chongqing, China	Airframe	37,700
Collegeville, PA	Airframe	37,000
Rancho Santa Margarita, CA	Airframe	35,200
Northridge, CA	Power & Control	35,000
Bangalore, India	Non-aviation	28,200
Ashford, United Kingdom	Power & Control	28,000
London, United Kingdom	Airframe	27,400
Nogales, Mexico	Airframe	27,000

Location	Reporting Segment	Square Footage
Toulouse, France	Airframe	26,000
Bridgend, United Kingdom	Airframe	24,800
Harrow, United Kingdom	Non-aviation	24,500
Duluth, GA	Airframe	22,800
Ravenna, OH	Airframe	22,500
Platteville, WI	Airframe	21,200
Pennsauken, NJ	Airframe	20,500
Cleveland, OH	Corporate	20,100
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
Holders
As of October 21, 2019, there were 33 stockholders of record of our common stock and approximately 134,000 of beneficial stockholders, which includes an estimated amount of stockholders who have their shares held in their accounts by banks and brokers.
Dividend Policy
During fiscal 2019, TD Group’s Board of Directors authorized and declared a special cash dividend of $30.00 (in August 2019) on each outstanding share of common stock and cash dividend equivalent payments under options granted under its stock incentive plans. No dividends were declared during fiscal 2018.
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

Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our senior secured credit facility and Indentures and may be limited by future debt or other agreements that we may enter into. Also, the Company currently has an accumulated deficit which could limit or restrict our ability to pay dividends in the future.

Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P 500 Index, the S&P Aerospace & Defense Select Index and the S&P MidCap 400 Aerospace & Defense Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2014, and its relative performance is tracked through September 30, 2019
The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransDigm Group Inc., the S&P 500 Index, S&P Aerospace & Defense Select Index and
the S&P MidCap 400 Aerospace & Defense Index
*$100 invested on 9/30/14 in stock or index, including reinvestment of dividends.
Copyright 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/30/14	9/30/15	9/30/16	9/30/17	9/30/18	9/30/19
TransDigm Group Inc.	100.00	115.23	156.85	164.27	239.22	354.00
S&P 500 Index	100.00	99.39	114.72	136.07	160.44	167.27
S&P Aerospace & Defense Select Index	100.00	102.94	119.95	171.11	213.77	225.91
S&P MidCap 400 Aerospace & Defense Index	100.00	100.89	133.13	163.10	262.80	286.46
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes as described within the Liquidity and Capital Resources section of Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” No repurchases were made under the program during the fiscal years ended September 30, 2019 and 2018. As of September 30, 2019, $650 million in repurchases are allowable under the program subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
During the fiscal year ended September 30, 2018, the Company received 2,119 shares as forfeitures in lieu of payment for withholding taxes on the vesting of restricted stock. The deemed gross cost of the shares was approximately $0.6 million at a weighted-average price per share $274.62. No restricted stock units remained outstanding as of September 30, 2018.
ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2015 to 2019, which have been derived from TD Group’s audited consolidated financial statements.
Separate historical financial information of TransDigm Inc. is not presented since the 6.00% Senior Subordinated Notes issued in June 2014 (the “2022 Notes”), the 6.50% Senior Subordinated Notes issued June 2014 (the “2024 Notes”), the 6.50% Senior Subordinated Notes issued May 2015 (the “2025 Notes”), the 6.375% Senior Subordinated Notes issued June 2016 (the “6.375% 2026 Notes”), the 6.25% Senior Secured Notes issued in January 2019 (the “2026 Secured Notes”) and the 7.50% Senior Subordinated Notes issued February 2019 (the “2027 Notes”) (also together with the 2022 Notes, the 2024 Notes, the 2025 Notes, the 6.375% 2026 Notes, the 2026 Secured Notes and the 2027 Notes, the “Notes”) are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm UK and all of TransDigm Inc.’s Domestic Restricted Subsidiaries and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.
Separate financial information of TransDigm UK Holdings plc (“TransDigm UK”) is not presented because TransDigm UK’s 6.875% Senior Subordinated Notes issued in May 2018 (the “6.875% 2026 Notes”) are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm Inc., and all of TransDigm Inc.’s Domestic Restricted Subsidiaries.
Acquisitions of businesses and product lines completed by TD Group during the last five fiscal years are as follows:

Date	Acquisition
March 26, 2015	Telair Cargo Group (comprised of Telair International GmbH (“Telair Int’l”), Telair US LLC and Nordisk Aviation Products)
March 31, 2015	Franke Aquarotter GmbH (“Adams Rite Aerospace GmbH”)
May 14, 2015	Pexco LLC (“Pexco Aerospace”)
August 19, 2015	PneuDraulics, Inc. (“PneuDraulics”)
January 4, 2016	Breeze-Eastern Corporation (“Breeze-Eastern”)
June 23, 2016	Data Device Corporation (“DDC”)
September 23, 2016	Young & Franklin Inc. / Tactair Fluid Controls Inc. (“Y&F/Tactair”)
February 22, 2017	Schroth Safety Products Group (“Schroth”)
May 5, 2017, May 31, 2017 and June 1, 2017	North Hills Signal Processing Corp, Cablecraft Motion Controls LLC and Preece Incorporated (together, the “Third Quarter 2017 Acquisitions”)
March 15, 2018	Kirkhill Elastomers (“Kirkhill”)
April 24, 2018 et al.	Extant Components Group Holdings, Inc. (together with related subsequent product line acquisitions, “Extant”)
July 13, 2018	Skandia Inc. (“Skandia”)
March 14, 2019	Esterline Technologies Corporation (“Esterline”)
All of the acquisitions were accounted for using the acquisition method. The results of operations of the acquired businesses and product lines are included in TD Group’s consolidated financial statements from the effective date of each acquisition.
On July 21, 2019, TransDigm entered into a binding offer (the “Put Agreement”) with Eaton Corporation plc (“Eaton”) for the the acquisition by Eaton of the shares of Souriau SAS, Souriau USA Inc. and Sunbank Family of Companies LLC (collectively, “Souriau-Sunbank”). Pursuant to the terms of the Put Agreement, after completion of the consultation process with the Business’ French works council, TransDigm had the right to require Eaton to enter into a securities purchase agreement (the “Purchase Agreement”) providing for the purchase by Eaton from TransDigm of the shares of Souriau-Sunbank. The Purchase Agreement was entered into by the parties on October 28, 2019. Pursuant to the terms of the Purchase Agreement, Eaton will purchase the shares of the Souriau-Sunbank for a cash purchase price of approximately $920 million.
The transaction is subject to execution and delivery of the Purchase Agreement and other definitive agreements, the satisfaction or waiver of customary closing conditions and receipt of required regulatory approvals, all of which have been received other than the French foreign investment approval. The parties expect to complete the transaction during the first quarter of fiscal 2020. Therefore, Souriau-Sunbank is classified as held-for-sale as of September 30, 2019. The results of operations of Souriau-Sunbank are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired. Further disclosure related to Souriau-Sunbank’s discontinued operations is included within Note 23, “Discontinued Operations,” to the consolidated financial statements.
On September 20, 2019, TransDigm completed the divestiture of its Esterline Interface Technology (“EIT”) group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million. EIT was acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation in March 2019. The results of operations of EIT are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired. Further disclosure related to EIT’s discontinued operations is included within Note 23, “Discontinued Operations,” to the consolidated financial statements.
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to dispose of the Schroth business. Therefore, Schroth was classified as held-for-sale beginning in the fourth quarter of fiscal 2017. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which included a working capital adjustment of $0.3 million that was paid in July 2018. Further disclosure related to Schroth’s discontinued operations is included within Note 23, “Discontinued Operations,” to the consolidated financial statements.
The information presented below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

	Fiscal Years Ended September 30,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts )
Statement of Income Data:
Net sales	$5,223,203	$3,811,126	$3,504,286	$3,171,411	$2,707,115
Gross profit(1)	2,809,271	2,177,510	1,984,627	1,728,063	1,449,845
Selling and administrative expenses	747,773	449,676	412,555	383,319	324,097
Amortization of intangible assets	134,952	72,454	89,226	77,445	54,219
Income from operations(1)	1,926,546	1,655,380	1,482,846	1,267,299	1,071,529
Interest expense—net	859,753	663,008	602,589	483,850	418,785
Refinancing costs	3,013	6,396	39,807	15,794	18,393
Other expense (income)(2)	915	419	3,020	(461)	(2,473)
Income from continuing operations before income taxes	1,062,865	985,557	837,430	768,116	636,824
Income tax provision(3)	221,986	24,021	208,889	181,702	189,612
Income from continuing operations including noncontrolling interests	840,879	961,536	628,541	586,414	447,212
Income (loss) from discontinued operations, net of tax(4)	50,432	(4,474)	(31,654)	—	—
Net income including noncontrolling interests	891,311	957,062	596,887	586,414	447,212
Net income attributable to noncontrolling interests	(1,541)	—	—	—	—
Net income attributable to TD Group	$889,770	$957,062	$596,887	$586,414	$447,212
Net income applicable to TD Group common stock	$778,749	$900,914	$437,630	$583,414	$443,847
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	53,091	52,345	52,517	53,326	53,112
Vested options deemed participating securities	3,174	3,252	3,013	2,831	3,494
Total shares for basic and diluted earnings per share	56,265	55,597	55,530	56,157	56,606
Net earnings per share:
Net earnings per share from continuing operations—basic and diluted	$12.94	$16.28	$8.45	$10.39	$7.84
Net earnings (loss) per share from discontinued operations—basic and diluted	0.90	(0.08)	(0.57)	—	—
Net earnings per share(5)	$13.84	$16.20	$7.88	$10.39	$7.84
Cash dividends paid per common share	$30.00	$—	$46.00	$—	$—

	As of September 30,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,467,486	$2,073,017	$650,561	$1,586,994	$714,033
Working capital(6,7)	3,326,491	2,756,905	1,262,558	2,178,094	1,128,993
Total assets(6,7)	16,254,731	12,197,467	9,975,661	10,726,277	8,303,935
Total debt(7)	16,898,953	12,877,282	11,762,661	10,195,607	8,349,602
TD Group stockholders’ deficit	(2,894,905)	(1,808,471)	(2,951,204)	(651,490)	(1,038,306)

(1)
Gross profit and income from operations include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of various businesses and product lines for the fiscal years ended September 30, 2019, 2018, 2017, 2016 and 2015 of $76,927, $7,080, $20,621, $23,449, and $11,362, respectively.

(2)
The prior period operating data has been adjusted as a result of Accounting Standards Update ("ASU") 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07").

(3)
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings from certain foreign subsidiaries that were previously deferred as well as other changes. Income tax expense as a percentage of income before income taxes was approximately 20.9% for the fiscal year ended September 30, 2019 compared to 2.4% for the fiscal year ended September 30, 2018.

(4)
The fiscal 2019 results include the divestitures of Souriau-Sunbank (expected first quarter of fiscal 2020) and EIT (September 2019). The fiscal 2018 and 2017 results include the divestiture of Schroth (January 2018). Refer to Note 23, “Discontinued Operations,” to the consolidated financial statements for further information.

(5)	Net earnings per share is calculated by dividing net income applicable to TD Group common stock by the basic and diluted weighted average common shares outstanding.

(6)
In connection with adopting ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” for reporting periods ended after October 1, 2015, the Company reclassified $45,375 from current deferred income tax assets in our consolidated balance sheets as of September 2015, to non-current deferred income tax liabilities.

(7)
In connection with adopting ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” for reporting periods ended after October 1, 2015, the Company reclassified $77,740 from debt issuance costs in our consolidated balance sheets as of September 2015, to the current portion of long-term and long-term-term debt.

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

	Fiscal Years Ended September 30,
	2019	2018	2017	2016	2015
	(in thousands)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$1,015,472	$1,022,173	$788,733	$683,298	$520,938
Investing activities	(3,888,980)	(683,577)	(287,003)	(1,443,046)	(1,679,149)
Financing activities	2,271,353	1,085,600	(1,443,682)	1,632,467	1,054,947
Depreciation and amortization	225,700	129,844	141,025	121,670	93,663
Capital expenditures	101,591	73,341	71,013	43,982	54,871
Ratio of earnings to fixed charges(1)	2.2x	2.5x	2.4x	2.6x	2.5x
Other Data:
EBITDA(2)	$2,148,318	$1,778,409	$1,581,044	$1,373,636	$1,149,272
EBITDA As Defined(2)	$2,418,801	$1,876,558	$1,710,563	$1,495,196	$1,233,654

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2019	2018	2017	2016	2015
	(in thousands)
Income from continuing operations	$840,879	$961,536	$628,541	$586,414	$447,212
Adjustments:
Depreciation and amortization expense	225,700	129,844	141,025	121,670	93,663
Interest expense, net	859,753	663,008	602,589	483,850	418,785
Income tax provision	221,986	24,021	208,889	181,702	189,612
EBITDA	2,148,318	1,778,409	1,581,044	1,373,636	1,149,272
Adjustments:
Inventory purchase accounting adjustments(1)	76,927	7,080	20,621	23,449	11,362
Acquisition integration costs(2)	61,443	17,484	6,341	18,539	12,554
Acquisition transaction-related expenses(3)	30,528	3,886	4,229	15,711	12,289
Stock compensation expense(4)	93,362	58,481	45,524	48,306	31,500
Refinancing costs(5)	3,013	6,396	39,807	15,794	18,393
Other, net(6)	5,210	4,822	12,997	(239)	(1,716)
EBITDA As Defined	$2,418,801	$1,876,558	$1,710,563	$1,495,196	$1,233,654

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.

(4)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(5)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(6)
Primarily represents foreign currency transaction gains or losses, payroll withholding taxes on dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gains or losses on the sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2019	2018	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$1,015,472	$1,022,173	$788,733	$683,298	$520,938
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	205,112	4,936	83,753	110,905	24,322
Interest expense, net(1)	831,719	640,880	581,483	467,639	402,988
Income tax provision—current(2)	209,212	175,661	215,385	175,894	188,952
Stock compensation expense(3)	(93,362)	(58,481)	(45,524)	(48,306)	(31,500)
Excess tax benefit from exercise of stock options(2)	—	—	—	—	61,965
Refinancing costs(4)	(3,013)	(6,396)	(39,807)	(15,794)	(18,393)
EBITDA from discontinued operations(9)	(16,822)	(364)	(2,979)	—	—
EBITDA	2,148,318	1,778,409	1,581,044	1,373,636	1,149,272
Adjustments:
Inventory purchase accounting adjustments(5)	76,927	7,080	20,621	23,449	11,362
Acquisition integration costs(6)	61,443	17,484	6,341	18,539	12,554
Acquisition transaction-related expenses(7)	30,528	3,886	4,229	15,711	12,289
Stock compensation expense(3)	93,362	58,481	45,524	48,306	31,500
Refinancing costs(4)	3,013	6,396	39,807	15,794	18,393
Other, net(8)	5,210	4,822	12,997	(239)	(1,716)
EBITDA As Defined	$2,418,801	$1,876,558	$1,710,563	$1,495,196	$1,233,654

(1)	Represents interest expense excluding the amortization of debt issuance costs, original issue discount and premium.

(2)
Beginning with the fiscal year ended September 30, 2016, the income tax provision and excess tax benefit from exercise of stock options were impacted by the adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

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

(8)
Primarily represents foreign currency transaction gains or losses, payroll withholding taxes on dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gains or losses on the sale of fixed assets.

(9)
The fiscal 2019 results include the divestitures of Souriau-Sunbank (expected first quarter of fiscal 2020) and EIT (September 2019). The fiscal 2018 and 2017 results include the divestiture of Schroth (January 2018). Refer to Note 23, “Discontinued Operations,” to the consolidated financial statements for further information.

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
Overview
For fiscal year 2019, we generated net sales of $5,223.2 million, gross profit of $2,809.3 million or 53.8% of sales, and net income of $889.8 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long term.
Our selective acquisition strategy has also contributed to the growth of our business. The integration of certain acquisitions into our existing businesses combined with implementing our proven operating strategy has historically resulted in improvements of the financial performance of the acquired business.
We believe our key competitive strengths include:
Large and Growing Installed Product Base with Aftermarket Revenue Stream. We provide components to a large and growing installed base of aircraft to which we supply aftermarket products. We estimate that our products are installed on over 100,000 commercial transport, regional transport, military and general aviation fixed wing turbine aircraft and rotary wing aircraft.
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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired approximately 85 businesses and/or product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume. In fiscal 2019, we completed our largest acquisition to date when we acquired Esterline. Esterline, through its subsidiaries, is an industry leader in specialized manufacturing for the aerospace and defense industry, including significant aftermarket exposure, primarily within three core disciplines: advanced materials, avionics and controls and sensors and systems.
Acquisitions and divestitures during the most recent three fiscal years are more fully described in Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein.
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
Revenue Recognition: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which created a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. The Company adopted this standard in the first quarter of fiscal 2019 using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows. The results for periods before fiscal 2019 were not restated for the new standard and the cumulative effect of the change in accounting was recognized through retained earnings at the date of adoption. Refer to Note 5, "Revenue Recognition," for additional disclosures relating to ASC 606.
Revenue is recognized from the sale of products when control transfers to the customer, which is demonstrated by our right to payment, a transfer of title, a transfer of the risk and rewards of ownership, or the customer acceptance, but most frequently upon shipment where the customer obtains physical possession of the goods. The majority of the Company's revenue is recorded at a point in time. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Sales for service contracts generally are recognized as the services are provided. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes.
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
Goodwill and Other Intangible Assets: In accordance with ASC 805, “Business Combinations,” the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed were recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates, discount rates, customer attrition rates, royalty rates, asset lives and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition.

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
The Company had 54 reporting units with goodwill as of the first day of the fourth quarter of fiscal 2019, the date of the last annual impairment test. The estimated fair values of each of the reporting units was substantially in excess of their respective carrying values, and therefore, no goodwill impairment was recorded. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, all of the reporting units would continue to have fair values in excess of their respective carrying values.
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
Stock-Based Compensation: The cost of the Company’s stock-based compensation is recorded in accordance with ASC 718, “Stock Compensation.” The Company uses a Black-Scholes pricing model to estimate the grant-date fair value of the stock options awarded. The Black-Scholes pricing model requires assumptions regarding the expected volatility of the Company’s common shares, the risk-free interest rate, the expected life of the stock options award and the Company’s dividend yield. The Company utilizes historical data in determining these assumptions. An increase or decrease in the assumptions or economic events outside of management’s control could have an impact on the Black-Scholes pricing model.

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
Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in thousands):

	Fiscal Years Ended September 30,
	2019	2019 % of Sales	2018	2018 % of Sales	2017	2017 % of Sales
Net sales	$5,223,203	100.0%	$3,811,126	100.0%	$3,504,286	100.0%
Cost of sales	2,413,932	46.2%	1,633,616	42.9%	1,519,659	43.4%
Selling and administrative expenses	747,773	14.3%	449,676	11.8%	412,555	11.8%
Amortization of intangible assets	134,952	2.6%	72,454	1.9%	89,226	2.5%
Income from operations	1,926,546	36.9%	1,655,380	43.4%	1,482,846	42.3%
Interest expense—net	859,753	16.5%	663,008	17.4%	602,589	17.2%
Refinancing costs	3,013	0.1%	6,396	0.2%	39,807	1.1%
Other expense	915	—%	419	—%	3,020	0.1%
Income tax provision	221,986	4.2%	24,021	0.6%	208,889	6.0%
Income from continuing operations including noncontrolling interests	840,879	16.1%	961,536	25.2%	628,541	17.9%
Income (loss) from discontinued operations, net of tax	50,432	1.0%	(4,474)	(0.1)%	(31,654)	(0.9)%
Net income including noncontrolling interests	891,311	17.1%	957,062	25.1%	596,887	17.0%
Net income attributable to noncontrolling interests	(1,541)	—%	—	—%	—	—%
Net income attributable to TD Group	$889,770	17.0%	$957,062	25.1%	$596,887	17.0%
Fiscal year ended September 30, 2019 compared with fiscal year ended September 30, 2018
Total Company

•	Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2019 and 2018 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change Total Sales
	September 30, 2019	September 30, 2018
Organic sales	$4,212.7	$3,811.1	$401.6	10.5%
Acquisition sales	1,010.5	—	1,010.5	26.5%
	$5,223.2	$3,811.1	$1,412.1	37.0%
The increase in organic sales for the fiscal year ended September 30, 2019 compared with fiscal year ended September 30, 2018, is primarily related to an increase in defense sales ($180.8 million, an increase of 13.6%), commercial OEM sales ($115.1 million, an increase of 11.9%) and commercial aftermarket sales ($105.5 million, an increase of 7.9%).
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their respective acquisition dates. The amount of acquisition sales displayed in the table above for the fiscal year ended September 30, 2019 are attributable to the acquisitions of Esterline (March 2019), Skandia (July 2018), Extant (April 2018) and Kirkhill (March 2018).

•
Cost of Sales and Gross Profit. Cost of sales increased by $780.3 million, or 47.8%, to $2,413.9 million for the fiscal year ended September 30, 2019 compared to $1,633.6 million for the fiscal year ended September 30, 2018. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2019 and 2018 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2019	September 30, 2018
Cost of sales—excluding costs below	$2,319.4	$1,607.2	$712.2	44.3%
% of total sales	44.4%	42.2%
Inventory acquisition accounting adjustments	76.9	7.1	69.8	983.1%
% of total sales	1.5%	0.2%
Stock compensation expense	9.3	5.9	3.4	57.6%
% of total sales	0.2%	0.2%
Acquisition integration costs	13.1	13.8	(0.7)	(5.1)%
% of total sales	0.3%	0.4%
Foreign currency gain	(4.8)	(0.4)	(4.4)	(1,100.0)%
% of total sales	(0.1)%	—%
Total cost of sales	$2,413.9	$1,633.6	$780.3	47.8%
% of total sales	46.2%	42.9%
Gross profit	$2,809.3	$2,177.5	$631.8	29.0%
Gross profit percentage	53.8%	57.1%	(3.3)%
The net increase in the dollar amount of cost of sales during the fiscal year ended September 30, 2019 was primarily due to increased sales volume, both organic and from recent acquisitions, an increase in inventory acquisition accounting adjustments resulting from the Esterline acquisition, and an increase in stock compensation expense. The increases were partially offset by a decrease in acquisition integration costs and higher foreign currency gains as presented in the table above.
Gross profit as a percentage of sales decreased by 3.3 percentage points to 53.8% for the fiscal year ended September 30, 2019 from 57.1% for the fiscal year ended September 30, 2018. The dollar amount of gross profit increased by $631.8 million, or 29.0%, for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 due to the following items:

•
Gross profit on the sales from the acquisitions (excluding acquisition-related costs) was approximately $416.1 million for the fiscal year ended September 30, 2019, which represented gross profit of approximately 41% of the acquisition sales.

•
Organic sales growth described above, application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume resulted in an increase in gross profit of approximately $283.8 million for the fiscal year ended September 30, 2019.

•
Offsetting increases in gross profit by $68.1 million compared to the prior fiscal year was attributable to increased inventory acquisition accounting adjustments, increased stock compensation expense, partially offset by a decrease in acquisition integration costs and higher foreign currency gains.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $298.6 million to $748.7 million, or 14.3% of sales, for the fiscal year ended September 30, 2019 from $450.1 million, or 11.8% of sales, for the comparable period last year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2019 and 2018 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2019	September 30, 2018
Selling and administrative expenses—excluding costs below	$585.9	$389.9	$196.0	50.3%
% of total sales	11.2%	10.2%
Acquisition-related expenses	78.8	7.6	71.2	936.8%
% of total sales	1.5%	0.2%
Stock compensation expense	84.0	52.6	31.4	59.7%
% of total sales	1.6%	1.4%
Total selling and administrative expenses	$748.7	$450.1	$298.6	66.3%
% of total sales	14.3%	11.8%

The increase in the dollar amount of selling and administrative expenses during the fiscal year ended September 30, 2019 is primarily due to higher acquisition-related expenses of $71.2 million, higher stock compensation expense of $31.4 million and higher selling and administrative expenses resulting from primarily the acquisition of Esterline in March 2019. Also contributing to the increase in selling and administrative expenses was a $16.1 million payment of a voluntary refund to several U.S. Department of Defense agencies that occurred in the third quarter of fiscal 2019.

•
Amortization of Intangible Assets. Amortization of intangible assets was $135.0 million for the fiscal year ended September 30, 2019 compared to $72.5 million for the fiscal year ended September 30, 2018. The increase in amortization expense of $62.5 million was primarily due to the amortization expense on the definite-lived intangible assets recorded in connection with the fiscal 2019 acquisition of Esterline.

•
Refinancing Costs. Refinancing costs of $3.0 million were recorded for the fiscal year ended September 30, 2019 and primarily related to the debt financing activities that occurred in the second quarter of fiscal 2019. Refinancing costs of $6.4 million were recorded for the fiscal year ended September 30, 2018 representing debt issuance costs expensed in connection with the fiscal 2018 debt financing activity.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $196.8 million, or 29.7%, to $859.8 million for the fiscal year ended September 30, 2019 from $663.0 million for the comparable period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $15.5 billion for the fiscal year ended September 30, 2019 compared to approximately $12.6 billion for the fiscal year ended September 30, 2018. The increase in weighted average level of borrowings was primarily due to the activity in the second quarter of fiscal 2019 consisting of the issuance of $4.0 billion in 2026 Secured Notes and $550 million in 2027 Notes and the activity in the third quarter of fiscal 2018 consisting of issuing additional term loans of $700 million (gross) and issuing $500 million in 6.875% 2026 Notes. The increases in new debt described above were partially offset by principal payments on the term loans over the comparable period and redemption of the 2020 Notes. The weighted average interest rate for cash interest payments on total borrowings outstanding at September 30, 2019 was 5.6%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 20.9% for the fiscal year ended September 30, 2019 compared to 2.4% for the fiscal year ended September 30, 2018. The Company’s higher effective tax rate for the fiscal year ended September 30, 2019 was primarily due benefits recognized in the fiscal year ended September 30, 2018 related to the enactment of the Tax Cuts and Jobs Act along with additional taxes recognized in the fiscal year ended September 30, 2019 as described in Note 14, “Income Taxes.”

•
Income (Loss) from Discontinued Operations. On July 21, 2019, the Company entered into a binding offer for the acquisition by Eaton Corporation plc of the shares of Souriau-Sunbank for approximately $920 million. The parties are expected to complete the transaction during the first quarter of fiscal 2020. Therefore, Souriau-Sunbank is classified as held-for-sale as of September 30, 2019. The results of operations of Souriau-Sunbank are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired. On September 20, 2019, the Company completed the divestiture of its EIT group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million. The income from discontinued operations was $50.4 million for the fiscal year ended September 30, 2019, which includes the operating results for Souriau-Sunbank and EIT. On January 26, 2018, the Company completed the sale of Schroth in a management buy out to a private equity fund and certain members of Schroth management for approximately $61.4 million which included a working capital adjustment of $0.3 million paid in July 2018. The loss from discontinued operations was $(4.5) million for the fiscal year ended September 30, 2018.

•
Net Income Attributable to TD Group. Net income attributable to TD Group decreased $67.3 million, or 7.0%, to $889.8 million for the fiscal year ended September 30, 2019 compared to net income attributable to TD Group of $957.1 million for the fiscal year ended September 30, 2018, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share from continuing operations and discontinued operations were $12.94 and $0.90, respectively for the fiscal year ended September 30, 2019. For the fiscal year ended September 30, 2018, basic and diluted earnings (loss) per share from continuing operations and discontinued operations were $16.28 and $(0.08), respectively. Net income attributable to TD Group for the fiscal year ended September 30, 2019 of $889.8 million was decreased by dividend equivalent payments of $111.0 million, or $1.97 per share, resulting in net income available to common shareholders of $778.7 million, or $13.84 per share. Net income attributable to TD Group for the fiscal year ended September 30, 2018 of $957.1 million was decreased by dividend equivalent payments of $56.1 million, or $1.01 per share, resulting in net income available to common shareholders of $900.9 million, or $16.20 per share. The decrease of $2.36 per share is a result of the factors referred to above.

Business Segments

•	Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2019 and 2018 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2019	% of Sales	2018	% of Sales
Power & Control	$2,735.6	52.4%	$2,139.1	56.1%	$596.5	27.9%
Airframe	2,329.4	44.6%	1,530.9	40.2%	798.5	52.2%
Non-aviation	158.2	3.0%	141.0	3.7%	17.2	12.2%
	$5,223.2	100.0%	$3,811.0	100.0%	$1,412.2	37.1%
Acquisition sales for the Power & Control segment totaled $359.3 million, or an increase of 16.8%, resulting from the acquisitions of Esterline and Extant. Organic sales for the Power & Control segment increased $237.2 million, an increase of 11.1%, for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018. The organic sales increase resulted primarily from an increase in defense sales ($128.0 million, an increase of 12.8%), an increase in commercial aftermarket sales ($59.3 million, an increase of 9.4%) and an increase in commercial OEM sales ($52.4 million, an increase of 11.5%).
Acquisition sales for the Airframe segment totaled $639.2 million, or an increase of 41.7%, resulting from the acquisitions of Esterline, Kirkhill and Skandia. Organic sales for the Airframe segment increased $159.3 million, an increase of 10.4%, for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018. The organic sales increase resulted primarily from an increase in commercial OEM sales ($61.9 million, an increase of 12.5%), an increase in defense sales ($52.4 million, an increase of 16.3%) and an increase in commercial aftermarket sales ($46.2 million, an increase of 6.6%).
Acquisition sales for the Non-aviation segment totaled $12.0 million, or an increase of 8.5%, resulting from the acquisition of Esterline. Organic sales for the Non-aviation segment increased by $5.2 million, an increase of 3.6%, for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018.

•	EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2019 and 2018 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2019	% of Segment Sales	2018	% of Segment Sales
Power & Control	$1,395.1	51.0%	$1,114.4	52.1%	$280.7	25.2%
Airframe	1,062.7	45.6%	759.3	49.6%	303.4	40.0%
Non-aviation	50.6	32.0%	44.3	31.4%	6.3	14.2%
	$2,508.4	48.0%	$1,918.0	50.3%	$590.4	30.8%
EBITDA As Defined for the Power & Control segment from the acquisitions of Esterline and Extant was approximately $107.5 million for the fiscal year ended September 30, 2019. Organic EBITDA As Defined for the Power & Control segment increased approximately $173.2 million, an increase of 15.5%, resulting from organic sales growth in defense, commercial aftermarket and commercial OEM, along with the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the acquisitions of Esterline, Kirkhill and Skandia was approximately $191.5 million for the fiscal year ended September 30, 2019. Organic EBITDA As Defined for the Airframe segment increased approximately $111.9 million, an increase of 14.7%, resulting from organic sales growth in commercial OEM, defense and commercial aftermarket, along with the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Non-aviation segment from the acquisition of Esterline was approximately $1.2 million for the fiscal year ended September 30, 2019. Organic EBITDA As Defined for the Non-aviation segment increased approximately $5.1 million, an increase of 11.5%.
Fiscal year ended September 30, 2018 compared with fiscal year ended September 30, 2017
For our results of operations for fiscal 2018 compared with fiscal 2017, refer to the discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Form 10-K for the fiscal year ended September 30, 2018, as filed with the Securities and Exchange Commission on November 9, 2018.

Backlog
For information about our backlog, see Item 1. “Business.”
Foreign Operations
Our direct sales to foreign customers were approximately $1,778.4 million, $1,355.1 million, and $1,318.9 million for the fiscal years 2019, 2018 and 2017, respectively. Sales to foreign customers are subject to numerous additional risks, including foreign currency fluctuations, the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.
Inflation
Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. Furthermore, recently implemented changes to U.S. and other countries’ tariff and import/export regulations may have an unfavorable impact on raw materials pricing. The effects of inflation on the Company’s businesses during the fiscal years 2019, 2018 and 2017 were immaterial.

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
We continually evaluate our debt facilities to assess whether they most efficiently and effectively meet the current and future needs of our business. The Company evaluates from time to time the appropriateness of its current leverage, taking into consideration the Company’s debt holders, equity holders, credit ratings, acquisition opportunities and other factors. The Company’s debt leverage ratio, which is computed as total debt divided by EBITDA As Defined for the applicable twelve-month period, has varied widely during the Company’s history, ranging from approximately 3.5 to 7.2. Our debt leverage ratio at September 30, 2019 was approximately 7.0.
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
As a result of the debt financing transactions completed during the fiscal year ended September 30, 2019 as described in Note 12, “Debt,” to the consolidated financial statements, and completed in the first quarter of fiscal 2020 as described in the paragraphs below and in Note 26, "Subsequent Events," to the consolidated financial statements, interest payments will increase going forward in accordance with the terms of the related debt agreements. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide more than sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business combinations, pay dividends to our shareholders and/or make opportunistic investments in our own stock.
On October 29, 2019, the Company entered into a purchase agreement in connection with a private offering of $2.65 billion aggregate principal amount in 5.50% senior subordinated notes due November 15, 2027. The settlement of the debt financing transaction occurred on November 13, 2019. The notes were issued at a price of 100% of their principal amount. The Company will use a portion of the net proceeds from the offering of the notes to redeem all of its outstanding (aggregate principal amount of $1.15 billion) 6.000% senior subordinated notes due 2022. The remaining net proceeds will be used for general corporate purposes, which may include potential future acquisitions, dividends or repurchases under its stock repurchase program.
Two recent divestitures of businesses within the Non-aviation segment are expected to provide approximately $1.1 billion in gross cash proceeds to TransDigm. On September 20, 2019, TransDigm completed the divestiture of its Esterline Interface Technology (“EIT”) group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million. EIT was acquired by TransDigm as part of its approximately $4.0 billion acquisition of Esterline in March 2019. In the first quarter of fiscal 2020, TransDigm is expected to complete the sale of the shares of the Souriau-Sunbank Companies (“Souriau-Sunbank”) to Eaton Corporation plc for approximately $920 million. Souriau-Sunbank was also acquired by TransDigm as part of its acquisition of Esterline.
On August 23, 2019, the Company paid a special cash dividend of $30.00 on each outstanding share of common stock and cash dividend equivalent payments on options granted under its stock incentive plans. The total cash payments related to the special dividend and dividend equivalent payments in fiscal 2019 were approximately $1.7 billion.
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
Operating Activities. The Company generated $1,015.5 million of net cash from operating activities during fiscal 2019 compared to $1,022.2 million during fiscal 2018.
The change in trade accounts receivable during fiscal 2019 was a use of $82.3 million in cash compared to a use of cash of $43.8 million in fiscal 2018. The increase in the use of cash of $38.5 million is primarily attributable to an increase in sales and related timing of receipt of payment from customers.
The change in inventories during fiscal 2019 was a use of cash of $35.7 million compared to a use of cash of $17.9 million in fiscal 2018. The increase in the use of cash of $17.8 million compared to prior year relates to the building up of inventories at certain reporting units during the fourth fiscal quarter of 2019 based on existing backlog for the first quarter of fiscal 2020.
The change in accounts payable during fiscal 2019 was a use of cash of $1.6 million compared to a source of cash of $18.1 million in fiscal 2018 with the increase in the use of cash due to the timing of payments made to certain suppliers.
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
Investing Activities. Net cash used in investing activities was $3,889.0 million during fiscal 2019, primarily consisting of capital expenditures of $101.6 million and payments for acquisitions, net of cash acquired, of $3,976.2 million which is primarily comprised of the acquisitions of Esterline for $3,923.9 million and NavCom for $27.0 million partially offset by the net cash proceeds received from the sale of EIT of $188.8 million. The Company estimates its capital expenditures in fiscal year 2020 to be between $160 million and $190 million with the increase from previous years attributable to the Esterline businesses being under TransDigm ownership for the entire fiscal year period. The Company’s capital expenditures incurred from year to year are primarily for projects that are consistent with our three core value-driven operating strategies (obtaining profitable new business, continually improve our cost structure and providing highly engineered value-added products to customers). In the first quarter of fiscal 2020, we expect to complete the sale of Souriau-Sunbank and receive approximately $920 million in gross cash proceeds from the sale.
Net cash used in investing activities was $683.6 million during fiscal 2018, primarily consisting of cash paid in connection with the acquisitions of Kirkhill, Extant, and Skandia of $667.6 million and capital expenditures of $73.3 million slightly offset by the net cash proceeds received from the sale of Schroth of $57.4 million.
Net cash used in investing activities was $287.0 million during fiscal 2017, primarily consisting of cash paid for the Third Quarter 2017 Acquisitions of $106.3 million, the cash settlement of the Breeze-Eastern dissenting shares litigation of $28.7 million, the acquisition of Schroth of $79.7 million and capital expenditures of $71.0 million.
Financing Activities. Net cash provided by financing activities during the fiscal year ended September 30, 2019 was $2,271.4 million. The source of cash was primarily attributable to $4,479.8 million in net proceeds from the completion of the 2026 Secured Notes and 2027 Notes offerings in the second quarter of fiscal 2019 and $81.9 million in proceeds from stock option exercises. Sources were partially offset by the cash tender and redemption of the 2020 Notes for $550.0 million, repayment on term loans of $76.4 million, and the payment of $1,712.2 million in special dividend and dividend equivalent payments in fiscal 2019. In the first quarter of fiscal 2020, the Company received gross cash proceeds of approximately $2.65 billion from the completion of the 5.50% senior subordinated Notes offering. The Company will use a portion of the proceeds from the offering of the notes to redeem all of its outstanding (aggregate principal amount of $1.15 billion) 6.000% senior subordinated notes due 2022. The remaining net proceeds will be used for general corporate purposes, which may include potential future acquisitions, dividends or repurchases under its stock repurchase program.
Net cash provided by financing activities during the fiscal year ended September 30, 2018 was $1,085.6 million. The source of cash was primarily due to the net proceeds of $678.6 million from the fiscal 2018 term loans activity and net proceeds of $489.6 million from the issuance of the 6.875% 2026 Notes in the third quarter of fiscal 2018, along with $57.8 million in proceeds from stock option exercises. Partially offsetting these sources of cash were $56.1 million in dividend equivalent payments made in the first quarter of fiscal 2018.
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
TransDigm has $7,523.5 million in fully drawn term loans (the “Term Loans Facility”) and a $760.0 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of September 30, 2019):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,221.2 million	May 30, 2025	LIBO rate + 2.5%
Tranche F	$3,524.1 million	June 9, 2023	LIBO rate + 2.5%
Tranche G	$1,778.2 million	August 22, 2024	LIBO rate + 2.5%
The Term Loans Facility requires quarterly aggregate principal payments of $19.1 million. The revolving commitments consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. At September 30, 2019, the Company had $41.5 million in letters of credit outstanding and $718.5 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate related to tranche E, tranche F and tranche G term loans are not subject to a floor. For the fiscal year ended September 30, 2019, the applicable interest rates ranged from approximately 4.7% to 5.0% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 21, “Derivatives and Hedging Activities,” to the consolidated financial statements.
Recent Amendments to the Credit Agreement
On March 14, 2019, the Company entered into Amendment No. 6 to the Second Amended and Restated Credit Agreement ("Amendment No. 6"). Under the terms of Amendment No. 6, the capacity of the revolving credit facility increased from $600.0 million to $760.0 million. The revolving commitments consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. The terms and conditions that apply to the revolving credit facility, other than the additional revolving credit commitments, are substantially the same as the terms and conditions that applied to the revolving credit facility immediately prior to Amendment No. 6.
Indentures

Senior Subordinated Notes	Aggregate Principal	Maturity Date	Interest Rate
2022 Notes	$1,150 million	July 15, 2022	6.00%
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$750 million	May 15, 2025	6.50%
2026 Secured Notes	$4,000 million	March 15, 2026	6.25%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%
2027 Notes	$550 million	March 15, 2027	7.50%
The 2022 Notes, the 2024 Notes, the 6.375% 2026 Notes and the 2027 Notes (the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount and the subsequent $300 million offering of 2025 Notes in the second quarter of fiscal 2017 were issued at a price of 101.5% of the principal amount, resulting in gross proceeds of $304.5 million. The 6.875% 2026 Notes (the "TransDigm UK Notes" and together with the TransDigm Inc. Notes, the "Notes") offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million. The initial $3,800 million offering of the 2026 Secured Notes (the "Secured Notes") were issued at a price of 100% of their principal amount and the subsequent $200 million offering of the 2026 Secured Notes in the second quarter of fiscal 2019 were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,002 million.

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
On January 30, 2019, the Company entered into a purchase agreement in connection with a private offering of $3.8 billion aggregate principal amount in 6.25% senior secured notes due 2026. In addition, on February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $200 million aggregate principal amount of 6.25% senior secured notes due 2026. All $4.0 billion aggregate principal amount of the secured notes constituted a single class and were issued under a single indenture (herein the "2026 Secured Notes"). The notes in the first secured notes offering were issued at a price of 100% of their principal amount and the notes in the second secured notes offering were issued at a price of 101% of their principal amount. The Notes are guaranteed, with certain exceptions, by TransDigm Group, TransDigm UK and all of TransDigm Inc.’s existing U.S. subsidiaries on a senior secured basis. The 2026 Secured Notes offerings closed on February 13, 2019 and mature on March 15, 2026.
On February 13, 2019, the Company announced a cash tender offer for any and all of Esterline’s outstanding 2020 Notes. On March 15, 2019, the Company redeemed the principal amount of $550 million in 2020 Notes, plus accrued and unpaid interest of approximately $12.6 million. The Company wrote off $1.7 million in unamortized debt issuance costs during the fiscal year ended September 30, 2019 in conjunction with the redemption of the 2020 Notes.
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
On October 29, 2019, the Company entered into a purchase agreement in connection with a private offering of $2.65 billion aggregate principal amount in 5.50% senior subordinated notes due November 15, 2027. The settlement of the debt financing transaction occurred on November 13, 2019. The notes were issued at a price of 100% of their principal amount. The Company will use a portion of the net proceeds from the offering of the notes to redeem all of its outstanding 2022 Notes. The remaining net proceeds will be used for general corporate purposes, which may include potential future acquisitions, dividends or repurchases under its stock repurchase program.
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
The restrictive covenants included in the Credit Agreement are subject to amendments executed periodically. The most recent amendment that impacted the restrictive covenants contained in the Credit Agreement is Amendment No. 6 which is described above in the Recent Amendments to the Credit Agreement section.
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
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended September 30, 2019.
In addition, under the Credit Agreement, if the usage of the revolving credit facility exceeds 35% of the total revolving commitments, the Company will be required to maintain a maximum consolidated net leverage ratio of net debt, as defined, to trailing four-

quarter EBITDA As Defined. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the Credit Agreement or the Indentures.
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
As of September 30, 2019, the Company was in compliance with all of its debt covenants.
Trade Receivables Securitization
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. On July 30, 2019, the Company amended the Securitization Facility to extend the maturity date to July 31, 2020. As of September 30, 2019, the Company has borrowed $350 million under the Securitization Facility, which bears interest at a rate of 0.9% plus LIBOR. At September 30, 2019, the applicable interest rate was 2.94%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the fiscal years ended September 30, 2019 and 2018. As of September 30, 2019, $650 million in repurchases are allowable under the program subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

Contractual Obligations
The following is a summary of contractual cash obligations as of September 30, 2019 (in millions):

	2020	2021	2022	2023	2024	2025 and thereafter	Total
Senior Secured Term Loans(1)	$76.4	$76.4	$76.4	$3,457.4	$1,728.4	$2,108.4	$7,523.4
2022 Notes(2)	—	—	1,150.0	—	—	—	1,150.0
2024 Notes	—	—	—	—	1,200.0	—	1,200.0
2025 Notes	—	—	—	—	—	750.0	750.0
6.875% 2026 Notes	—	—	—	—	—	500.0	500.0
6.375% 2026 Notes	—	—	—	—	—	950.0	950.0
2026 Secured Notes	—	—	—	—	—	4,000.0	4,000.0
2027 Notes	—	—	—	—	—	550.0	550.0
Securitization Facility	350.0	—	—	—	—	—	350.0
Scheduled Interest Payments(3)	912.9	888.0	906.3	837.5	703.5	730.4	4,978.6
Government Refundable Advances	3.0	3.2	3.3	3.5	3.7	22.5	39.2
Operating Leases	22.3	31.5	17.2	14.1	12.5	27.8	125.4
Capital Leases	1.5	2.4	2.4	1.6	1.6	40.3	49.8
Pension Funding Minimums	9.1	7.8	7.6	7.7	7.8	39.5	79.5
Purchase Obligations	631.0	57.7	19.0	6.5	2.2	14.4	730.8
Total Contractual Cash Obligations	$2,006.2	$1,067.0	$2,182.2	$4,328.3	$3,659.7	$9,733.3	$22,976.7

(1)
The tranche E term loans mature in May 2025, the tranche F term loans mature in June 2023, and the tranche G term loans mature in August 2024. The term loans require quarterly principal payments totaling $19.1 million.

(2)
The 2022 Notes will be fully redeemed in the first quarter of fiscal 2020 in connection with the issuance of $2,650.0 million of new 2027 notes. Since this transaction occurred after September 30, 2019, it is not reflected in the contractual obligations table.

(3)
Assumes that the variable interest rate on our tranche E, tranche F and tranche G borrowings under our Senior Secured Term Loans range from approximately 4.7% to 5.0% based on anticipated movements in the LIBO rate. In addition, interest payments include the impact of the existing interest rate swap and cap agreements described in Note 21, “Derivatives and Hedging Activities” to the consolidated financial statements herein.

In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $101.6 million, $73.3 million, and $71.0 million during fiscal years 2019, 2018, and fiscal 2017, respectively. The Company estimates its capital expenditures in fiscal year 2020 to be between $160 million and $190 million with the increase from previous years attributable to the Esterline businesses being under TransDigm ownership for the entire fiscal year period.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of September 30, 2019, the Company had $41.5 million in letters of credit outstanding.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate and floating-rate long-term debt. At September 30, 2019, we had borrowings under our term loans of approximately $7,524 million that were subject to interest rate risk. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. As of September 30, 2019, approximately 83% of our debt was fixed rate debt. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our term loans by approximately $75 million based on the amount of outstanding borrowings at September 30, 2019. The weighted average interest rate on the $7,524 million of borrowings under our term loans on September 30, 2019 was 4.8%.
Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 21, “Derivatives and Hedging Activities,” to our consolidated financial statements included herein. We do not hold or issue derivative instruments for speculative purposes.
For information about the fair value of the aggregate principal amount of borrowings under our term loans and the fair value of the Notes, see Note 20, “Fair Value Measurements,” to our consolidated financial statements included herein.
Foreign Currency Risk
Certain of our foreign subsidiaries’ sales and results of operations are subject to the impact of foreign currency fluctuations. Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net sales, net income and the carrying values of our assets located outside the U.S. Global economic uncertainty continues to exist. Strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.
If the U.S. dollar were to strengthen, our foreign results of operations would be unfavorably impacted, but the effect is not expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the fiscal years ended September 30, 2019 and 2018.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained on pages F-1 through F-59 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2019.
During fiscal 2019, we completed the acquisition of all of the outstanding stock of Esterline and of assets of certain product lines. The results of operations are included in our consolidated financial statements from the date of acquisition. As permitted by the Securities and Exchange Commission rules and regulations, we have excluded these acquisitions from our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019. Total assets as of September 30, 2019, net sales and income from continuing operations before income taxes for the fiscal year ended September 30, 2019 for these fiscal 2019 acquisitions constituted approximately 26%, 18% and 6%, respectively, of each of these key measures as reported in our consolidated financial statements.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
TransDigm Group Incorporated

Opinion on Internal Control over Financial Reporting
We have audited TransDigm Group Incorporated’s ("the Company") internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquisitions of Esterline and of assets of certain product lines, which are included in the 2019 consolidated financial statements of TransDigm Group Incorporated and constituted 26% of total assets as of September 30, 2019, 18% of net sales and 6% of income from continuing operations before income taxes for the year then ended. Our audit of internal control over financial reporting of TransDigm Group Incorporated also did not include an evaluation of the internal control over financial reporting of the acquisitions of Esterline and of assets of certain product lines.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ deficit for each of the three years in the period ended September 30, 2019 and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated November 19, 2019 expressed an unqualified opinion thereon.
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
November 19, 2019

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	67	Executive Chairman of the Board of Directors
Kevin Stein	53	President, Chief Executive Officer and Director
Robert S. Henderson	63	Vice Chairman
Jorge L. Valladares III	45	Chief Operating Officer
Michael Lisman	37	Chief Financial Officer
Sarah Wynne	45	Chief Accounting Officer
Bernt G. Iversen II	62	Executive Vice President—Mergers & Acquisitions and Business Development
Halle Terrion	51	General Counsel, Chief Compliance Officer & Secretary
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
Mr. Valladares was appointed Chief Operating Officer in April 2019. Prior to that, Mr. Valladares served as Chief Operating Officer — Power & Control from June 2018 to March 2019, Executive Vice President from October 2013 to May 2018, as President of AvtechTyee, Inc. (formerly Avtech Corporation), a wholly-owned subsidiary of TransDigm Inc., from August 2009 to September 2013, and as President of AdelWiggins Group, a division of TransDigm Inc., from April 2008 to July 2009.
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
Ms. Wynne was appointed Chief Accounting Officer in November 2018. Prior to that, Ms. Wynne served as Group Controller from April 2015 to October 2018, as Controller of the Aero Fluid Products division of AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc., from October 2009 to March 2015, and previously in other accounting roles with the Company.
Mr. Iversen was appointed Executive Vice President—Mergers & Acquisitions and Business Development in May 2012. Prior to that, Mr. Iversen served as Executive Vice President of TD Group from December 6, 2010 through May 2012 and as President of Champion Aerospace LLC, a wholly-owned subsidiary of TransDigm Inc., from June 2006 to December 2010.
Ms. Terrion was appointed General Counsel and Chief Compliance Officer in March 2012 and Secretary in May 2015. Prior to that, Ms. Terrion was a partner at BakerHostetler LLP.

Section 16(a) Beneficial Ownership Reporting Compliance
The information regarding compliance with Section 16 of the Securities Exchange Act of 1934 will be set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which is incorporated herein by reference.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our executive chairman, president and chief executive officer, vice chairman, chief operating officer, chief financial officer, chief accounting officer, division presidents, controllers, treasurer, and chief internal auditor). Please refer to the information set forth under the caption “Corporate Governance—Codes of Ethics & Whistleblower Policy” in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1301 East 9th Street, Suite 3000, Cleveland, Ohio 44114. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.
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
Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,379,309	(2)	$238.64	5,797,892	(3)

(1)	Includes information related to the 2003 stock option plan, the 2006 stock incentive plan and the 2014 stock option plan.

(2)
This amount represents 77,829, 3,134,022 and 3,167,458 shares subject to outstanding stock options under our 2003 stock option plan, 2006 stock incentive plan and 2014 stock option plan, respectively. No further grants may be made under our 2003 stock option plan and 2006 stock incentive plan, although outstanding stock options continue in force in accordance with their terms.

(3)
This amount represents remaining shares available for award under our 2014 stock option plan and 2019 stock option plan. In August 2019, the 2019 stock option plan was adopted by the Board of Directors of TD Group and was subsequently approved by stockholders on October 3, 2019. The 2019 stock option plan permits TD Group to award stock options to our key employees, directors or consultants. The total number shares of TD Group common stock reserved for issuance or delivery under the 2019 stock option plan is 4,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. No shares have been issued from TD Group’s 2019 stock option plan.

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

PART IV
 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
2.1	Agreement and Plan of Merger dated as of October 9, 2018, by and among Esterline Technologies Corporation, TransDigm Group Incorporated and Thunderbird Merger Sub Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 11, 2018 (File No. 001-32833)
2.2	First Amendment to Agreement and Plan of Merger dated as of October 10, 2018, by and among Esterline Technologies Corporation, TransDigm Group Incorporated and Thunderbird Merger Sub Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 11, 2018 (File No. 001-32833)
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2014 (File No. 001-32833)
3.2	Third Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 30, 2018 (File No. 001-32833)
3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.6	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.7	By-laws of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.8	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.9	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.10	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.11	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.12	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.13	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.14	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.15	By-laws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.16	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.17	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.18	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.19	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.20	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.21	Certificate of Amendment of Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.22	Certificate of Amendment of Certificate of Incorporation, filed December 10, 2013, of HDT Global, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.23	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.24	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.25	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.26	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.27	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.28	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.29	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.30	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.31	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.32	Certificate of Amendment of Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.33	Certificate of Amendment of Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.34	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.35	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.36	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.37	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.38	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.39	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.40	Bylaws, as amended, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.41	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q, filed May 9, 2012 (File No. 001-32833)
3.42	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.43	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.44	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.45	Second Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.46	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.47	Certificate of Amendment of Certificate of Incorporation, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.48	Certificate of Amendment of Certificate of Incorporation, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.49	By-laws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.50	Amended and Restated Certificate of Incorporation of Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.51	By-laws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.52	Certificate of Formation, effective June 28, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.53	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No.333-144366)
3.54	Articles of Incorporation, filed December 29, 1992, of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.55	Bylaws of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.56	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.57	Amendment to Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.58	Amendment to Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.59	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.60	Articles of Amendment to Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as Avtech Tyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.61	Articles of Amendment to Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.62	By-laws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.63	Certificate of Incorporation, filed October 24, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.64	Certificate of Amendment of Certificate of Incorporation, filed December 1, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.65	By-laws of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.66	Amended and Restated Limited Liability Company Agreement, filed July 7, 2016, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.67	Limited Liability Company Certificate of Formation of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.68	Limited Liability Company Agreement of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.69	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.70	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.71	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.72	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.73	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.74	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.75	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.76	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.77	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.78	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.79	Certificate of Incorporation, filed August 6, 2007, of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.80	By-laws of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.81	Articles of Organization of CDA InterCorp LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.82	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.83	Certificate of Formation, filed September 30, 2009, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.84	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.85	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.86	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.87	Certificate of Incorporation, filed October 23, 1970, of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.88	Certificate of Amendment of Certificate of Incorporation, filed April 23, 1999, of ILC Data Device Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.89	Certificate of Amendment of Certificate of Incorporation, filed July 14, 2014, of Data Device Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.90	By-laws of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.91	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.92	By-laws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.93	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.94	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.95	Fourth Amended and Restated Limited Liability Agreement of Electromech Technologies LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.96	Articles of Organization, as amended, of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.97	First Amended and Restated Limited Liability Company Agreement of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.98	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.99	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.100	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.101	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.102	By-laws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.103	Amended and Restated Certificate of Incorporation of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.104	By-laws, as amended, of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.105	Certificate of Formation, filed January 26, 2007, of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.106	Amended and Restated Limited Liability Company Agreement of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.107	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.108	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.109	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.110	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technologies Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 28, 2006 (File No. 001-32833)
3.111	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.112	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.113	By-laws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.114	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.115	By-laws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.116	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.117	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.118	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.119	Restated Certificate of Incorporation, filed June 27, 2014, of North Hills Signal Processing Corp.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.120	By-laws of Porta Systems Corp. (now known as North Hills Signal Processing Corp.)	Incorporated by reference to TransDigm Inc’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.121	Certificate of Incorporation, as amended, of Porta Systems Overseas Corp. (now known as North Hills Signal Processing Overseas Corp.)	Incorporated by reference to TransDigm Inc’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.122	By-laws of Porta Systems Overseas Corp. (now known as North Hills Signal Processing Overseas Corp.)	Incorporated by reference to TransDigm Inc’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.123	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.124	Certificate of Amendment of Certificate of Incorporation, filed May 14, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.125	By-laws of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.126	Articles of Incorporation, filed October 3, 1956, of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.127	Certificate of Amendment of Articles of Incorporation, filed December 9, 1970, of Articles of Incorporation of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.128	Restated By-laws of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.129	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.130	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.131	Certificate of Incorporation, as amended, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.132	Certificate of Amendment of Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.133	Amended and Restated By-laws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.134	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.135	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.136	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 14, 2014 (File No. 001-32833)
3.137	By-laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.138	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed October 11, 2006 (File No. 333-137937)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.139	By-laws, as amended, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.140	Certificate of Incorporation, filed August 22, 1986, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.141	Certificate of Amendment, filed June 8, 1998, of Certificate of Incorporation of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.142	By-Laws, as amended, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.143	Certificate of Formation, filed March 27, 2015, of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.144	Limited Liability Company Agreement of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.145	Certificate of Formation, filed February 23, 2015, of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.146	Limited Liability Company Agreement of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.147	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.148	By-laws, as amended, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.149	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.150	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.151	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.152	Limited Liability Company Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.153	Restated Certificate of Incorporation of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.154	By-laws, as amended, of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.155	Certificate of Formation, filed May 30, 2013, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.156	Amended and Restated By-laws of Kirkhill Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.157	Certificate of Incorporation, as amended, of KH Acquisition I Co. (now known as Kirkhill Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.158	Certificate of Incorporation of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.159	Articles of Association of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.160	Amended and Restated Certificate of Incorporation of Extant Components Group Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.161	Bylaws of Extant Components Group Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.162	Certificate of Incorporation of Extant Components Group Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.163	Bylaws of Extant Components Group Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.164	Articles of Organization, as amended, of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.165	Amended and Restated Limited Liability Company Agreement of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.166	Articles of Organization, as amended, of Symetrics Technology Group, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.167	Amended and Restated Limited Liability Company Agreement of Symetrics Technology Group, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.168	Certificate of Incorporation, as amended, of TEAC Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.169	Bylaws of TEAC Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.170	Certificate of Incorporation, as amended, of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.171	Bylaws of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.172	Articles of Incorporation, filed January 2, 1992, of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.173	Amended and Restated By-laws of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.174	Fifth Amended and Restated Certificate of Incorporation of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.175	Second Amended and Restated By-laws of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.176	Certificate of Formation of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.177	Amended and Restated Bylaws of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed April 2, 2019 (File No. 333-228336)
3.178	Certificate of Incorporation, as amended, of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.179	Amended and Restated Bylaws of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.180	Certificate of Incorporation, as amended, of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.181	Amended and Restated Bylaws of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.182	Certificate of Incorporation of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.183	Amended and Restated Bylaws of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.184	Restated Articles of Incorporation of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.185	Amended and Restated Bylaws of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.186	Certificate of Formation of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.187	Amended and Restated Limited Liability Company Agreement of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.188	Certificate of Formation of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.189	Amended and Restated Limited Liability Company Agreement of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.190	Certificate of Formation, as amended, of Esterline Georgia US LLC (now known as TREALITY SVS LLC)	Filed Herewith
3.191	Amended and Restated Limited Liability Company Agreement of TREALITY SVS LLC	Filed Herewith
3.192	Amended and Restated Certificate of Formation, as amended, of Esterline Federal LLC (now known as ScioTeq LLC)	Filed Herewith
3.193	Amended and Restated Limited Liability Company Agreement of ScioTeq LLC	Filed Herewith
3.194	Certificate of Incorporation, as amended, of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.195	Amended and Restated Bylaws of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.196	Amended and Restated Articles of Incorporation of Avista, Incorporated	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.197	Amended and Restated Bylaws of Avista, Incorporated	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.198	Certificate of Incorporation, as amended, of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed August 7, 2019 (File No. 333-233103)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.199	Amended and Restated Bylaws of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.200	Certificate of Formation of Esterline Technologies SGIP LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.201	Limited Liability Company Agreement of Esterline Technologies SGIP LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.202	Certificate of Incorporation of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.203	Amended and Restated Bylaws of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.204	Restated Articles of Incorporation of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.205	Amended and Restated Bylaws of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.206	Certificate of Incorporation, as amended, of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.207	Amended and Restated Bylaws of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.208	Amended and Restated Articles of Incorporation, as amended, of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.209	Amended and Restated Bylaws of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.210	Certificate of Incorporation, as amended, of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.211	Amended and Restated By-laws of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.212	Certificate of Incorporation, as amended, of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.213	Amended and Restated Bylaws of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.214	Certificate of Formation of 17111 Waterview Pkwy LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.215	Limited Liability Company Agreement of 17111 Waterview Pkwy LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.216	Certificate of Incorporation of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.217	Amended and Restated Bylaws of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.218	Certificate of Incorporation of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.219	Amended and Restated Bylaws of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.220	Certificate of Incorporation of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.221	Amended and Restated Bylaws of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.222	Certificate of Incorporation, as amended, of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.223	Amended and Restated Bylaws of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.224	Certificate of Incorporation of Racal Acoustics, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.225	Amended and Restated Bylaws of Racal Acoustics, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.226	Certificate of Incorporation of TDG ESL Holdings Inc.	Filed Herewith
3.227	By-laws of TDG ESL Holdings Inc.	Filed Herewith
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.2
Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.00% Senior Subordinated Notes due 2022.
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
4.3
Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
4.4
Indenture, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)
4.5
Indenture, dated as of June 9, 2016, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 14, 2016 (File No. 001-32833)
4.6
Indenture, dated as of May 8, 2018, among TransDigm UK Holdings plc, as issuer, TransDigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 14, 2018 (File No. 001-32833)
4.7
Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.25% Senior Secured Notes due 2026
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.8
Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.9
Indenture, dated as of November 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.10	Form of Supplemental Indenture to Add New Guarantors	Filed Herewith
4.11	Form of TransDigm Inc.’s 6.00% Senior Subordinated Notes due 2022	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
4.12	Form of TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
4.13	Form of TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.14	Form of TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 14, 2016 (File No. 001-32833)
4.15	Form of TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 14, 2018 (File No. 001-32833)
4.16	Form of 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.17	Form of 7.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.18	Form of 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.19	Description of Securities	Filed Herewith
4.20
Registration Rights Agreement, dated as of November 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and Morgan Stanley & Co. LLC, as representative for the initial purchasers listed therein

Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
10.1	Fifth Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.2	Employment Agreement, dated July 27, 2018, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed July 30, 2018 (File No. 001-32833)
10.3	Second Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.4	Third Amended and Restated Employment Agreement, dated November 6, 2018, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
10.5	Employment Agreement, dated October 28, 2013, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 29, 2013 (File No. 001-32833)
10.6	Employment Agreement, Dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 25, 2011 (File No. 001-32833)
10.7	First Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 24, 2012 (File No. 001-32833)
10.8	Form of Amendment to Employment Agreement between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 25, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.9	Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Bernt Iversen, James Skulina, and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 27, 2015 (File No. 001-32833)
10.10	Fourth Amendment to Employment Agreement, dated November 11, 2016, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 15, 2016 (File No. 001-32833)
10.11	Second Amendment to Employment Agreement, dated July 30, 2018, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 3, 2018 (File No. 001-32833)
10.12	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)
10.13	Amendment No. 1 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
10.14	Amendment No. 2 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2008 (File No. 001-32833)
10.15	Amendment No. 3 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2009 (File No. 001-32833)
10.16	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1, filed March 13, 2006 (File No. 333-130483)
10.17	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)
10.18	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A, filed June 6, 2008 (File No. 001-32833)
10.19	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2019 (File No. 001-32833)
10.20	TransDigm Group Incorporated 2019 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 4, 2019 (File No. 001-32833)
10.21	TransDigm Group Incorporated 2016 Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 10, 2016 (File No. 001-32833)
10.22	Form of Option Agreement for options granted in fiscal 2015*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed January 30, 2015 (File No. 001-32833)
10.23	Form of Option Agreement for options granted in fiscal 2016*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 10, 2016 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.24	Form of Stock Option Agreement for options awarded in fiscal 2017*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2017 (File No. 001-32833)
10.25	Form of Stock Option Agreement for options awarded in fiscal 2018*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
10.26	Form of Stock Option Agreement for options awarded in fiscal 2019*	Filed Herewith
10.27	Fourth Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 2, 2013 (File No. 001-32833)
10.28	Third Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 2, 2013 (File No. 001-32833)
10.29	TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 28, 2014 (File No. 001-32833)
10.30
Amendment and Restatement Agreement, and Second Amendment and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
10.31
Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)
10.32
Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.33
Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent and the other agents and lenders party thereto
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.34
Incremental Term Loan Assumption Agreement dated October 14, 2016 among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 14, 2016 (File No. 001-32833)
10.35
Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 8, 2017 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.36
Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 24, 2017 (File No. 001-32833)
10.37
Amendment No.4 to the Second Amended and Restated Credit Agreement, dated as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 6, 2017 (File No. 001-32833)
10.38
Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 22, 2018 (File No. 001-32833)
10.39
Amendment No. 5, Incremental Assumption Agreement and Refinancing Facility Agreement, dated as of May 30, 2018, relating to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 31, 2018 (File No. 001-32833)
10.40
Amendment No. 6 and Incremental Revolving Credit Assumption Agreement, dated as of March 14, 2019, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders.
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 14, 2019 (File No. 001-32833)
10.41
Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 6, 2013 (File No. 001-32833)
10.42
Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator
Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
10.43
First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator

Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.44
Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group

Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.45
Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic’s Purchaser Group

Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.46
Fourth Amendment to the Receivables Purchase Agreement dated as of August 4, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group

Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 7, 2015 (File No. 001-32833)
10.47
Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2017 (File No. 001-32833)
10.48
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
10.49
Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2019, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group
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
Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101	Financial Statements and Notes to Consolidated Financial Statements formatted in Inline XBRL.	Filed Herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2019.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Michael Lisman
Name:	Michael Lisman
Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2019
Kevin Stein
/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	November 19, 2019
Michael Lisman
/s/ Sarah Wynne	Chief Accounting Officer (Principal Accounting Officer)	November 19, 2019
Sarah Wynne
/s/ W. Nicholas Howley	Executive Chairman	November 19, 2019
W. Nicholas Howley
/s/ David Barr	Director	November 19, 2019
David Barr
/s/ William Dries	Director	November 19, 2019
William Dries
/s/ Mervin Dunn	Director	November 19, 2019
Mervin Dunn
/s/ Michael Graff	Director	November 19, 2019
Michael Graff
/s/ Sean P. Hennessy	Director	November 19, 2019
Sean P. Hennessy
/s/ Raymond F. Laubenthal	Director	November 19, 2019
Raymond F. Laubenthal
/s/ Gary E. McCullough	Director	November 19, 2019
Gary E. McCullough
/s/ Michele Santana	Director	November 19, 2019
Michele Santana
/s/ Robert J. Small	Director	November 19, 2019
Robert J. Small
/s/ John Staer	Director	November 19, 2019
John Staer

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2019
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TransDigm Group

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated (“the Company”) as of September 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of intangible assets and loss contract reserves for Esterline acquisition
Description of the Matter
As described in Note 2 to the consolidated financial statements, during 2019, the Company completed the acquisition of all the outstanding stock of Esterline Technologies Corporation (“Esterline”) for a total purchase price of approximately $3,924 million, net of cash acquired. The acquisition was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the respective estimated fair values.

Management’s accounting for the Company’s 2019 acquisition of Esterline was significant to our audit because the amounts are material to the consolidated financial statements and the related accounting for this transaction involved a high degree of subjectivity in determination of the fair value of the $1,310 million acquired intangible assets, and $268 million loss contract reserves. The acquired intangible assets principally consisted of trademarks and tradenames, technology, order backlog, and customer relationships. The loss contract reserves related to acquired contracts with customers that were determined to have below market terms. The high degree of subjectivity was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the intangible assets and loss contract reserves. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, customer attrition rates, and royalty rates). The significant assumptions used to estimate the value of the loss contract reserves included discount rates, forecasted quantities of the products to be sold under the long-term contracts and market prices for respective products. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the recognition and measurement of the intangible assets and loss contract reserves. This included testing controls over management’s review of the fair value methodology and significant assumptions used to develop the estimates of fair value for those intangible assets and loss contract reserves.

To test the estimated fair values of the acquired intangible assets and loss contract reserves, our audit procedures included, among others, assessing the appropriateness of the valuation methodology and testing the significant assumptions discussed above and the underlying data used by the Company. We involved our valuation specialists in assessing the fair value methodology applied and evaluating certain significant assumptions. When evaluating the significant assumptions used to determine the fair value of the acquired intangible assets, we compared the assumptions to the past performance of Esterline, peer companies within the industry, similar acquisitions made by the Company, market data and expected industry trends. When evaluating the significant assumptions used to value the loss contract reserves, we reviewed market data, historical sales and backlog of products sold under the respective contracts and assessed reasonableness of market prices of such products through review of sales of such products or similar products to other customers. Furthermore, we assessed the appropriateness of the disclosures in the consolidated financial statements regarding the acquisition.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.

Cleveland, Ohio
November 19, 2019

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2019 AND 2018
(Amounts in thousands, except share amounts)

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,467,486	$2,073,017
Trade accounts receivable—Net	1,067,603	704,310
Inventories—Net	1,232,649	805,292
Assets held-for-sale	962,129	—
Prepaid expenses and other	135,380	74,668
Total current assets	4,865,247	3,657,287
PROPERTY, PLANT AND EQUIPMENT—NET	756,757	388,333
GOODWILL	7,820,103	6,223,290
OTHER INTANGIBLE ASSETS—NET	2,743,820	1,788,404
OTHER	68,804	140,153
TOTAL ASSETS	$16,254,731	$12,197,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$80,213	$75,817
Short-term borrowings—trade receivable securitization facility	349,519	299,519
Accounts payable	276,590	173,603
Accrued liabilities	675,695	351,443
Liabilities held-for-sale	156,739	—
Total current liabilities	1,538,756	900,382
LONG-TERM DEBT	16,469,221	12,501,946
DEFERRED INCOME TAXES	440,817	399,496
OTHER NON-CURRENT LIABILITIES	691,020	204,114
Total liabilities	19,139,814	14,005,938
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock—$.01 par value; authorized 224,400,000 shares; issued 57,623,311 and 56,895,686 shares at September 30, 2019 and 2018	576	569
Additional paid-in capital	1,378,760	1,208,742
Accumulated deficit	(3,119,956)	(2,246,578)
Accumulated other comprehensive (loss) income	(378,981)	4,100
Treasury stock, at cost; 4,161,326 shares at September 30, 2019 and 2018	(775,304)	(775,304)
Total TD Group stockholders’ deficit	(2,894,905)	(1,808,471)
NONCONTROLLING INTERESTS	9,822	—
Total stockholders’ deficit	(2,885,083)	(1,808,471)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,254,731	$12,197,467
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2019	2018	2017
NET SALES	$5,223,203	$3,811,126	$3,504,286
COST OF SALES	2,413,932	1,633,616	1,519,659
GROSS PROFIT	2,809,271	2,177,510	1,984,627
SELLING AND ADMINISTRATIVE EXPENSES	747,773	449,676	412,555
AMORTIZATION OF INTANGIBLE ASSETS	134,952	72,454	89,226
INCOME FROM OPERATIONS	1,926,546	1,655,380	1,482,846
INTEREST EXPENSE—Net	859,753	663,008	602,589
REFINANCING COSTS	3,013	6,396	39,807
OTHER EXPENSE—Net	915	419	3,020
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,062,865	985,557	837,430
INCOME TAX PROVISION	221,986	24,021	208,889
INCOME FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTERESTS	840,879	961,536	628,541
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	50,432	(4,474)	(31,654)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	891,311	957,062	596,887
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,541)	—	—
NET INCOME ATTRIBUTABLE TO TD GROUP	$889,770	$957,062	$596,887
NET INCOME APPLICABLE TO TD GROUP COMMON STOCK	$778,749	$900,914	$437,630
Net earnings per share attributable to TD Group stockholders:
Net earnings per share from continuing operations—basic and diluted	$12.94	$16.28	$8.45
Net earnings (loss) per share from discontinued operations—basic and diluted	0.90	(0.08)	(0.57)
Net earnings per share	$13.84	$16.20	$7.88
Cash dividends paid per common share	$30.00	$—	$46.00
Weighted-average shares outstanding:
Basic and diluted	56,265	55,597	55,530
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Fiscal Years Ended September 30,
	2019	2018	2017
Net income including noncontrolling interests	$891,311	957,062	596,887
Net income attributable to noncontrolling interests	(1,541)	—	—
Net income attributable to TD Group	889,770	957,062	596,887
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(114,856)	(10,253)	22,241
Unrealized (loss) gain on derivatives	(239,221)	93,860	34,471
Pensions and other postretirement benefits	(29,004)	5,636	7,932
Other comprehensive (loss) income, net of tax, attributable to TD Group	(383,081)	89,243	64,644
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$506,689	$1,046,305	$661,531
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in thousands, except share and per share amounts)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Common Stock				Number of Shares	Value	Non-controlling Interests	Total
BALANCE—September 30, 2016	55,767,767	$558	$1,028,972	$(1,146,963)	$(149,787)	(2,433,035)	$(384,270)	$—	$(651,490)
Accrued unvested dividend equivalent payments and other	—	—	—	(214,849)	—	—	—	—	(214,849)
Compensation expense recognized for employee stock options and restricted stock	—	—	44,931	—	—	—	—	—	44,931
Exercise of employee stock options and restricted stock activity, net	324,908	3	21,177	—	—	(2,548)	(630)	—	20,550
Treasury stock purchased	—	—	—	—	—	(1,723,624)	(389,821)	—	(389,821)
Common stock issued	984	—	239	—	—	—	—	—	239
Net income	—	—	—	596,887	—	—	—	—	596,887
Unrealized gain on derivatives, net of tax	—	—	—	—	34,471	—	—	—	34,471
Foreign currency translation adjustments, net of tax	—	—	—	—	22,241	—	—	—	22,241
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	7,932	—	—	—	7,932
BALANCE—September 30, 2017	56,093,659	561	1,095,319	(3,187,220)	(85,143)	(4,159,207)	(774,721)	—	(2,951,204)
Accrued unvested dividend equivalent payments and other	—	—	—	(16,420)	—	—	—	—	(16,420)
Compensation expense recognized for employee stock options and restricted stock	—	—	55,481	—	—	—	—	—	55,481
Exercise of employee stock options and restricted stock activity, net	800,955	8	57,583	—	—	(2,119)	(583)	—	57,008
Common stock issued	1,072	—	359	—	—	—	—	—	359
Net income	—	—	—	957,062	—	—	—	—	957,062
Unrealized gain on derivatives, net of tax	—	—	—	—	93,860	—	—	—	93,860
Foreign currency translation adjustments, net of tax	—	—	—	—	(10,253)	—	—	—	(10,253)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	5,636	—	—	—	5,636
BALANCE—September 30, 2018	56,895,686	569	1,208,742	(2,246,578)	4,100	(4,161,326)	(775,304)	—	(1,808,471)
Cumulative effect of ASC 606, adopted October 1, 2018	—	—	—	3,284	—	—	—	—	3,284
Cumulative effect of ASU 2016-16, adopted October 1, 2018	—	—	—	(353)	—	—	—	—	(353)
Cumulative effect of ASU 2018-02, adopted October 1, 2018	—	—	—	2,199	(2,199)	—	—	—	—
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	—	8,281	8,281
Dividends paid	—	—	—	(1,687,910)	—	—	—	—	(1,687,910)
Accrued unvested dividend equivalent payments and other	—	—	—	(80,368)	—	—	—	—	(80,368)
Compensation expense recognized for employee stock options	—	—	87,727	—	—	—	—	—	87,727
Exercise of employee stock options	726,750	7	81,875	—	—	—	—	—	81,882
Common stock issued	875	—	416	—	—	—	—	—	416
Net income	—	—	—	889,770	—	—	—	1,541	891,311
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(237,022)	—	—	—	(237,022)
Foreign currency translation adjustments, net of tax	—	—	—	—	(114,856)	—	—	—	(114,856)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	(29,004)	—	—	—	(29,004)
BALANCE—September 30, 2019	57,623,311	$576	$1,378,760	$(3,119,956)	$(378,981)	(4,161,326)	$(775,304)	$9,822	$(2,885,083)
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Fiscal Years Ended September 30,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income including noncontrolling interests	$891,311	$957,062	$596,887
Net (income) loss from discontinued operations	(50,432)	4,474	31,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89,689	56,397	50,937
Amortization of intangible assets	136,011	73,447	90,088
Amortization of debt issuance costs, original issue discount and premium	28,034	22,128	21,106
Amortization of inventory step-up	76,927	7,080	20,621
Amortization of loss contract reserves	(38,347)	(10,570)	(3,477)
Refinancing costs	3,013	6,396	39,807
Non-cash stock compensation	93,362	58,481	45,524
Deferred income taxes	(349)	(151,640)	(918)
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(82,268)	(43,811)	(54,669)
Inventories	(35,712)	(17,888)	5,127
Income taxes receivable/payable	(2,667)	36,161	18,219
Other assets	(26,767)	(4,813)	(10,564)
Accounts payable	(1,632)	18,075	(10,354)
Accrued interest	(3,948)	14,368	(958)
Accrued and other liabilities	(60,753)	(3,174)	(50,297)
Net cash provided by operating activities	1,015,472	1,022,173	788,733
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	(101,591)	(73,341)	(71,013)
Payments made in connection with acquisitions	(3,976,155)	(667,619)	(215,990)
Proceeds in connection with the sale of discontinued operations	188,766	57,383	—
Net cash used in investing activities	(3,888,980)	(683,577)	(287,003)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	81,875	57,583	21,177
Special dividends and dividend equivalent payments	(1,712,219)	(56,148)	(2,581,552)
Treasury stock purchased	—	—	(389,821)
Proceeds from term loans, net	—	12,779,694	2,937,773
Repayments on term loans	(76,428)	(12,174,305)	(1,284,698)
Proceeds from senior secured notes due 2026, net	3,935,567	—	—
Proceeds from senior subordinated notes, net	544,248	489,608	300,386
Cash tender and redemption of senior subordinated notes due 2020	(550,000)	—	—
Cash tender and redemption of senior subordinated notes due 2021, including premium	—	—	(528,847)
Proceeds from trade receivable securitization facility, net	49,423	—	99,471
Financing fees and other	(1,113)	(10,832)	(17,571)
Net cash provided by (used in) financing activities	2,271,353	1,085,600	(1,443,682)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,376)	(1,740)	5,519
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(605,531)	1,422,456	(936,433)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,073,017	650,561	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,467,486	$2,073,017	$650,561
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$877,531	$634,980	$587,718
Cash paid during the period for income taxes	$215,154	$129,246	$185,295
See Notes to Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED SEPTEMBER 30, 2019, 2018 AND 2017

1.    DESCRIPTION OF THE BUSINESS
Description of the Business – TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly every commercial and military aircraft in service today. TransDigm Inc., along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries (collectively, with TD Group, the “Company” or “TransDigm”), offers a broad range of proprietary aerospace components. TD Group has no significant assets or operations other than its100% ownership of TransDigm Inc. TD Group’s common stock is listed on the New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”
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
2.    ACQUISITIONS AND DIVESTITURES
During the most recent three fiscal years, the Company completed the acquisitions of Esterline, Skandia, Extant, Kirkhill and substantially all of the assets and technical data rights of several aerospace and defense-related product lines. The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. As of September 30, 2019, the one-year measurement period is open for Esterline and certain product line acquisitions; therefore, the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of their respective one-year measurement periods. Pro forma net sales and results of operations for the acquisitions other than Esterline, had they occurred at the beginning of the applicable fiscal year ended September 30, 2019 or 2018, are not material and, accordingly, are not provided.
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
Acquisitions
Esterline – On March 14, 2019, TransDigm completed the acquisition of all the outstanding stock of Esterline for $122.50 per share in cash, plus the repayment of Esterline debt. The purchase price, net of cash acquired of approximately $398.2 million, totaled approximately $3,923.9 million. Of the $3,923.9 million purchase price, $3,536.3 million was paid at closing and the remaining $387.6 million was classified as restricted cash for the redemption of Esterline’s outstanding senior notes due 2023 (herein the "2023 Notes"). The 2023 Notes were redeemed on April 15, 2019. Esterline, through its subsidiaries, is an industry leader in specialized manufacturing for the aerospace and defense industry, primarily within three core disciplines: advanced materials, avionics and controls and sensors and systems. The acquisition of Esterline expands TransDigm's platform of proprietary and sole source content for the aerospace and defense industry and the Esterline products have significant aftermarket exposure. TransDigm evaluated the strategic fit and description of each Esterline reporting unit to determine the appropriate business segment for the reporting unit. Each Esterline reporting unit is included in one of TransDigm's segments: Power and Control, Airframe, or Non-aviation. Refer to Note 17, "Segments," for additional information about the Company's segments.

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
Except where otherwise noted in the notes to consolidated financial statements, changes in balances and activity where comparable periods are presented in the consolidated financial statements were generally driven by the Esterline acquisition.
The preliminary allocation of the fair value of the Esterline acquisition is summarized in the table below (presented in thousands).

Assets acquired, excluding cash:
Trade accounts receivable	$386,671
Inventories	588,741
Prepaid expenses and other current assets	421,973
Property, plant, and equipment	472,623
Other intangible assets	1,309,900
Goodwill	2,176,941
Other	22,196
Total assets acquired, excluding cash	5,379,045
Liabilities assumed:
Accounts payable	144,516
Other current liabilities	717,621
Other noncurrent liabilities	593,058
Total liabilities assumed	1,455,195
Net assets acquired	$3,923,850

The Company currently expects that of the approximately $2.2 billion of goodwill recognized for the acquisition, approximately $25.6 million will be deductible for tax purposes and, of the approximately $1.3 billion of other intangible assets recognized for the acquisition, approximately $48.9 million will be deductible for tax purposes.
In connection with the Esterline acquisition, we acquired existing long-term contracts with customers that were incurring gross margin losses as of the date of acquisition. Based on our review of these contracts, we concluded that the terms of certain contracts were unfavorable when compared to market terms as of the acquisition date. As a result, we recognized loss contract reserves as of the acquisition date of $268.4 million based on the present value of the difference between the contractual cash flows of the existing long-term contracts and the estimated cash flows had the contracts been executed at market terms as of the acquisition date. As of September 30, 2019, we have reclassified $9.3 million in loss contract reserves to liabilities held-for-sale, as it pertains to Souriau-Sunbank. Significant assumptions used to determine the fair value of the loss contract reserves using the discounted cash flow model include discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. These significant assumptions are forward looking and could be affected by future economic and market conditions. The loss contract reserves are amortized and recorded as an offset to cost of sales over the life of the contracts as actual sales occur under the long-term contracts. Approximately $27.3 million was amortized and recorded as an offset to cost of sales in the consolidated statement of income for the fiscal year ended September 30, 2019. Total loss contract reserves related to the Esterline acquisition were $231.8 million at September 30, 2019, of which $60.0 million is classified in accrued liabilities and $171.8 million is classified in other non-current liabilities in the consolidated balance sheet at September 30, 2019.
The Esterline acquisition contributed net sales and income from continuing operations before taxes of $908.0 million and $57.1 million for the fiscal year ended September 30, 2019. Net income from continuing operations for the fiscal year ended September 30, 2019 included approximately $55.4 million of other intangible asset amortization expense and $71.4 million of inventory step-up amortization expense in cost of sales.
Acquisition costs were expensed as incurred and for the fiscal year ended September 30, 2019 totaled approximately $85.1 million. These costs were recorded in selling and administrative expenses and cost of sales within the consolidated statements of income. In connection with the financing of the Esterline acquisition, approximately $155.3 million of net interest expense (comprised of gross interest expense of $163.5 million and interest income of $8.2 million) was recorded for the fiscal year ended September 30, 2019.
The following pro forma information presents consolidated financial information as if Esterline had been acquired at the beginning of fiscal year 2018. Interest expense has been adjusted as though the debt incurred to finance the Esterline acquisition had been outstanding at October 1, 2017. In the pro forma information presented, fiscal year 2018 includes other intangible asset amortization expense of approximately $103.3 million resulting from the preliminary acquisition accounting. In the pro forma information presented, fiscal year 2019 presented includes other intangible asset amortization of approximately $71.5 million resulting from the preliminary acquisition accounting. In the pro forma information presented, fiscal years 2018 and 2019 include property step-up depreciation of approximately $14.4 million resulting from the preliminary acquisition accounting. The full $71.4 million of inventory step-up amortization resulting from the preliminary acquisition accounting asset step-up has been included in the fiscal year 2018 pro forma results to reflect the pro forma transaction date of October 1, 2017, and thus the inventory step-up amortization expense of $71.4 million recorded for the fiscal year ended September 30, 2019, has been excluded.
The unaudited pro forma consolidated financial information does not necessarily reflect the actual results that would have occurred had the acquisition taken place on October 1, 2017, nor is it meant to be indicative of future results of operations of the combined companies under the ownership and operation of the Company.

(Amounts in thousands, except per share amounts)	Fiscal Year Ended
	September 30, 2019	September 30, 2018
Net sales	$5,860,561	$5,291,760
Income from continuing operations attributable to TD Group	$847,055	$551,211
Net earnings per share attributable to TD Group stockholders from continuing operations - basic and diluted	$13.08	$8.90

Skandia – On July 13, 2018, the Company acquired all of the outstanding stock of Skandia for a total purchase price of approximately $84.3 million, which is net of a $0.2 million working capital settlement paid in the fourth quarter of fiscal 2018. Skandia provides highly engineered seating foam, foam fabrication, flammability testing and acoustic solutions for the business jet market. Skandia is included as a product line within an existing reporting unit in TransDigm's Airframe segment. No goodwill recognized for the acquisition is deductible for tax purposes.
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
Prior to the Company's acquisition of Extant, Extant was owned by an equity fund sponsored by Warburg Pincus LLC. Michael Graff, a director of TransDigm, is a managing director of Warburg Pincus LLC and was chairman of the board of Extant. Robert Henderson, Vice Chairman of TransDigm, was also on the board of Extant and owned less than 2% of Extant on a fully diluted basis. In addition, Mr. Graff, Mr. W. Nicholas Howley, TransDigm's Executive Chairman, Mr. Douglas Peacock, then a director of TransDigm and now a retired director emeritus, and Mr. David Barr, a director of TransDigm, each had minority interests of less than 1% in the Warburg Pincus LLC fund that owned Extant.

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
Extant Acquisitions - On August 30, 2019, the Company's Extant subsidiary completed the acquisition of substantially all of the assets and technical data rights of the Stormscope product line from L3Harris Technologies, Inc. for approximately $20 million in cash. Stormscope is a lightning detection system for the general aviation market. Stormscope is included as a product line of Extant, which is included in TransDigm's Power and Control segment. The Company expects that approximately $11.1 million of goodwill recognized for the acquisition and approximately $7.5 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.
On October 1, 2018, the Company's Extant subsidiary completed the acquisition of substantially all of the assets and technical data rights of the Corona, California operations of NavCom for approximately $27 million in cash. NavCom develops, manufactures, and supports high-reliability, mission-critical electronics, avionics and sub-assemblies. NavCom is included as a product line of Extant, which is included in TransDigm's Power and Control segment. Approximately $9.0 million of goodwill recognized for the acquisition is deductible for tax purposes over 15 years.
Kirkhill – On March 15, 2018, the Company acquired the assets and certain liabilities of the Kirkhill elastomers business from Esterline Technologies for a total purchase price of approximately $49.3 million, which is net of a $0.6 million working capital settlement received in the third quarter of fiscal 2018. Kirkhill, headquartered in Brea, California, is a leading supplier of highly engineered aerospace elastomers. Kirkhill's products are primarily proprietary, sole source with significant aftermarket content and used in a broad variety of most major commercial transport and military platforms. Kirkhill is included in TransDigm's Airframe segment. No goodwill recognized for the acquisition is deductible for tax purposes.
Third Quarter Fiscal 2017 Acquisitions – The Company completed three product line acquisitions within the third quarter of fiscal 2017. The third quarter fiscal 2017 acquisitions were acquired for an aggregate purchase price of approximately $106.7 million in cash, which includes working capital settlements totaling $1.0 million paid in the third and fourth quarters of fiscal 2017 and an earn-out of $0.4 million paid in the second quarter of fiscal 2018. All three product lines consist primarily of proprietary, sole source products with significant aftermarket content. The products include highly engineered aerospace controls, quick disconnect couplings, and communication electronics. Each product line acquired was consolidated into an existing TransDigm reporting unit within TransDigm's Power & Control segment. Approximately $66.0 million of goodwill recognized for the acquisitions is deductible for tax purposes over 15 years and approximately $9.0 million of goodwill recognized for the acquisitions is not deductible for tax purposes.
Divestitures
Souriau-Sunbank Companies – On July 21, 2019, TransDigm entered into a binding offer (the “Put Agreement”) with Eaton Corporation plc (“Eaton”) for the acquisition by Eaton of the shares of Souriau SAS, Souriau USA Inc. and Sunbank Family of Companies LLC which comprise the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”). Pursuant to the terms of the Put Agreement, after completion of the consultation process with the French works council, TransDigm has the right to require Eaton to enter into a securities purchase agreement (the “Purchase

Agreement”) providing for the purchase by Eaton from TransDigm of the shares of Souriau-Sunbank. The Purchase Agreement was entered into by the parties on October 28, 2019. Pursuant to the terms of the Purchase Agreement, Eaton will purchase the shares of the Souriau-Sunbank for a cash purchase price of approximately $920 million.
The transaction is subject to execution and delivery of the Purchase Agreement and other definitive agreements, the satisfaction or waiver of customary closing conditions and receipt of required regulatory approvals, all of which have been received other than the French foreign investment approval. The parties expect to complete the transaction during the first quarter of fiscal 2020. Souriau-Sunbank is classified as held-for-sale as of September 30, 2019. The results of operations of Souriau-Sunbank are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired (refer to Note 23, “Discontinued Operations”).
Esterline Interface Technology Group – On September 20, 2019, TransDigm completed the divestiture of its Esterline Interface Technology (“EIT”) group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million. EIT was acquired by TransDigm as part of its acquisition of Esterline in March 2019. The results of operations of EIT are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired (refer to Note 23, “Discontinued Operations”).
Schroth – On February 22, 2017, the Company acquired all of the outstanding stock of Schroth Safety Products GmbH and certain aviation and defense assets and liabilities from subsidiaries of Takata Corporation (collectively, "Schroth"), for a total purchase price of approximately $89.7 million, of which consisted primarily of $79.7 million paid in cash during fiscal 2017 and an approximately $9.0 million indemnity holdback, of which $8.5 million was paid in April 2018 and $0.5 million remains a reserve as of September 30, 2019.
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to divest of the Schroth business.  Therefore, Schroth was classified as held-for-sale beginning in the fourth quarter of 2017. The results of operations of Schroth are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented.
On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was paid in July 2018. Further disclosure related to Schroth’s discontinued operations is included in Note 23, “Discontinued Operations.”
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation—The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of TD Group and subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior year consolidated financial statements to conform to current year classifications related to the adoption of ASU 2017-07, "Compensation—Retirement Benefits (ASC 715), impacting the presentation of the net periodic benefit cost in the consolidated statements of income. The accounting pronouncement and impact of the fiscal year 2019 adoption of the pronouncement on the consolidated financial statements is summarized in Note 4, "Recent Accounting Pronouncements."
The Esterline businesses were acquired during the second quarter of fiscal 2019 and preliminarily assessed as a separate segment of the Company. During the third quarter of fiscal 2019, the Esterline businesses were integrated into TransDigm's existing Power & Control, Airframe and Non-aviation segments. For financial information about our segments, see Note 17, "Segments."
Revenue Recognition—The Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” in the first quarter of fiscal 2019 using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows. The results for periods before fiscal 2019 were not restated for the new standard and the cumulative effect of the change in accounting was recognized through retained earnings at the date of adoption. Refer to Note 5, "Revenue Recognition," for additional disclosures relating to ASC 606.
Revenue is recognized from the sale of products when control transfers to the customer, which is demonstrated by our right to payment, a transfer of title, a transfer of the risk and rewards of ownership, or the customer acceptance, but most frequently upon shipment where the customer obtains physical possession of the goods. The majority of the Company's revenue is recorded at a point in time. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Sales for service contracts generally are recognized as the services are provided. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes.
Shipping and Handling Costs—Shipping and handling costs are included in cost of sales in the consolidated statements of income.
Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the fiscal years ended September 30, 2019, 2018 and 2017 was approximately $116.8 million, $73.8 million, and $73.8 million, respectively.
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
Property, Plant and Equipment—Property, plant and equipment are stated at cost and include improvements which significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation is computed using the straight-line method over the following estimated useful lives: land improvements from 10 to 20 years, buildings and improvements from 5 to 30 years, machinery and equipment from 2 to 10 years and furniture and fixtures from 3 to 10 years. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur. Routine maintenance, repairs and replacements are expensed as incurred. Amortization expense of assets accounted for as capital leases is included with depreciation expense.
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
For the interest rate swap and cap agreements and the foreign currency forward contracts designated as cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in the consolidated statements of income. As the foreign currency forward exchange contracts are used to manage foreign currency exposure primarily arising from purchases or sales from third parties, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in cost of sales or selling and administrative expenses in the consolidated statements of income.
Goodwill and Other Intangible Assets—In accordance with ASC 805, “Business Combinations,” the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed were recognized as goodwill. The valuations of the acquired assets and liabilities assumed will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates, discount rates, customer attrition rates, royalty rates, asset lives and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so.
Goodwill is the excess of the purchase price paid over the estimated fair value of the net assets of a business acquired. Other intangible assets consist of identifiable intangibles acquired or recognized in accounting for the acquisitions (trademarks, trade names, technology, customer relationships, order backlog and other intangible assets). Goodwill and intangible assets that have indefinite useful lives (i.e., trademarks and trade names) are subject to annual impairment testing. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. The Company performs an annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below current value.
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
The Company assesses the recoverability of its amortizable intangible assets only when indicators of impairment are present by determining whether the amortization over their remaining lives can be recovered through projected, undiscounted cash flows from future operations. Amortization of amortizable intangible assets is computed using the straight-line method over the following estimated useful lives: technology from 20 to 22 years, order backlog from 1 year to 1.5 years, customer relationships over 20 years and other intangible assets over 20 years.
Stock-Based Compensation—The Company records stock-based compensation expense using the Black-Scholes pricing model based on certain valuation assumptions. Compensation expense is recorded over the vesting periods of the stock options. The Company has classified stock-based compensation primarily within selling and administrative expenses to correspond with the classification of employees that receive stock option grants. No expense is recognized for any stock options ultimately forfeited because the recipients fail to meet vesting requirements.
Income Taxes—The provision for income taxes is calculated using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax effect of temporary differences between the financial statement carrying amount of assets and liabilities and the amounts used for income tax purposes and for certain changes in valuation allowances. Valuation allowances are recorded to reduce certain deferred tax assets when, in our estimation, it is more likely than not that a tax benefit will not be realized.
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
Pension Benefits—The Company accounts for pension expense using the end of the fiscal year as our measurement date. Management selects appropriate assumptions including the discount rate, rate of increase in future compensation levels and assumed long-term rate of return on plan assets. The assumptions are based upon historical results, the current economic environment and reasonable expectations of future events. Actual results which vary from our assumptions are accumulated and amortized over future periods, and accordingly, are recognized in expense in these periods. Significant differences between the assumptions and actual experience or significant changes in assumptions could impact the pension costs and the pension obligation.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, which created a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. The Company adopted this standard in the first quarter of 2019 using the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows. The results for periods before fiscal 2019 were not restated for the new standard and the cumulative effect of the change in accounting was recognized through retained earnings at the date of adoption. Refer to Note 5, "Revenue Recognition," for additional disclosures relating to ASC 606.
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with a term of more than 12 months. ASU 2016-02 is effective for us on October 1, 2019, and requires a modified retrospective application. In July 2018, the FASB issued ASU 2018-11, “Leases (ASC

842) Targeted Improvements,” which provides an additional transition method that allows entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. We plan to utilize this transition method upon adoption, and as a result, we will not adjust comparative period financial information or make the new required lease disclosures for periods before the effective date. Our preparation for the adoption of ASC 842 is substantially complete. We have compiled an inventory of our lease agreements in order to determine the impact the new guidance will have on our financial statements and disclosures and have implemented new lease accounting software in preparation for the standard’s additional reporting requirements. We have elected certain practical expedients available under the guidance, including a package of practical expedients which allows us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. Based on our assessment to date, we expect that the adoption of ASC 842 will result in the recognition of right-of-use assets and corresponding lease liabilities of approximately 1% of total assets and liabilities, respectively, in our consolidated balance sheet as of October 1, 2019. We do not expect the new standard to have a material impact on our consolidated results of operations and cash flows.
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
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” (ASU 2016-16). This accounting standard requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. Under previous guidance companies were required to defer the income tax effects of intercompany transfers of assets by recording prepaid taxes, until such assets were sold to an outside party or otherwise recognized. Current guidance requires companies to write off any income tax amounts previously deferred as prepaid taxes from past intercompany transactions, and to record deferred tax balances for amounts not previously recognized, through a cumulative-effect adjustment to retained earnings. ASU 2016-16 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements. Refer to the consolidated statements of stockholders' deficit for the impact of the adoption of ASU 2016-16 on retained earnings.
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
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which gives entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the "Act") into retained earnings. The guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Act's new federal corporate income tax rate. The guidance also allows entities to elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal tax rate (e.g., state taxes, changing from a worldwide tax system to a territorial system). Tax effects that are stranded in accumulated other comprehensive income for other reasons (e.g., prior changes in tax law, a change in valuation allowance) may not be reclassified. The standard is effective for the Company for fiscal years beginning after October 1, 2019, and interim periods within the fiscal year. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Entities have the option to apply the guidance retrospectively or in the period of adoption. As early adoption is permissible, the Company adopted the pronouncement beginning October 1, 2018. Changes were applied in the period of adoption and prior periods were not adjusted.The adoption of this standard did not have a material impact on our consolidated financial statements.
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
5.    REVENUE RECOGNITION
The Company’s sales are concentrated in the aerospace industry. TransDigm’s customers include: distributors of aerospace components; commercial airlines, large commercial transport and regional and business aircraft OEMs; various armed forces of the United States and friendly foreign governments; defense OEMs; system suppliers; and various other industrial customers.
In 2019, one customer accounted for approximately 11% of the Company’s net sales for the fiscal year ended 2019. Sales to this customer was split approximately 60% and 40% between the Airframe and Power & Control segments, respectively. No other customer individually accounted for more than 10% of the Company’s net sales.
In 2018 and 2017, two customers individually accounted for more than 10% of the Company’s net sales. One customer accounted for approximately 11% and 13% of the Company’s net sales for fiscal years ended 2018 and 2017, respectively. The second customer accounted for approximately 10% and 11% of the Company’s net sales for fiscal years ended 2018 and 2017, respectively. Sales to these customers were split approximately evenly between the Power & Control and Airframe segments.
Sales to foreign customers, primarily in Western Europe, Canada and Asia, were $1,778.4 million, $1,355.1 million and $1,318.9 million during the fiscal years ended 2019, 2018 and 2017.
Adoption of ASC 606, “Revenue from Contracts with Customers”
The Company adopted ASC 606, “Revenue from Contracts with Customers,” beginning October 1, 2018 using the modified retrospective method.
The new standard primarily impacted the Company's timing of revenue recognition for certain contracts and subcontracts with the U.S. government that contain termination for convenience clauses and for which the product being produced has no alternative use, and resulted in an increase to retained earnings of $3.3 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The cumulative effect of the changes made to our consolidated balance sheet as of October 1, 2018 for the adoption of ASC 606 were as follows (in thousands):

	September 30, 2018	Adjustments due to ASC 606	October 1, 2018
Assets
Unbilled receivables(1)	$10,056	$8,272	$18,328
Inventories - Net	805,292	(3,977)	801,315

Liabilities and Stockholders' Deficit
Deferred income taxes	$399,496	$1,011	$400,507
Accumulated deficit	(2,246,578)	3,284	(2,243,294)

(1)	Included in prepaid expenses and other on the consolidated balance sheet.

Revenue is recognized from the sale of products when control transfers to the customer, which is demonstrated by our right to payment, a transfer of title, a transfer of the risk and rewards of ownership, or the customer acceptance, but most frequently upon shipment where the customer obtains physical possession of the goods.
The majority of the Company's revenue is recorded at a point in time.
In certain contracts the Company found that under ASC 606, control transferred to the customer over time primarily in contracts where the customer is required to pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit relative to the work performed for products that were customized for the customer. Upon adoption of ASC 606, we recognize revenue over time for those agreements that have a right to margin and where the products being produced have no alternative use. Prior to the adoption date, revenue related to these agreements was recognized when the goods were shipped; as a result of the adoption of ASC 606, a portion of our revenue may be earned in periods earlier than it would have been in prior years. The cumulative adjustment to retained earnings upon adoption, which is presented in the table above, represents those earnings that would have been recognized in the previous year had ASC 606 been in effect during that time.
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
Contract Assets and Liabilities—Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing or reimbursable costs related to a specific contract. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. The following table summarizes our contract assets and liabilities balances (in thousands):

	September 30, 2019	October 1, 2018	Change
Contract assets, current(1)	$44,097	$18,328	$25,769
Contract assets, non-current(2)	7,238	118	7,120
Total contract assets	51,335	18,446	32,889
Contract liabilities, current(3)	17,840	2,742	15,098
Contract liabilities, non-current(4)	13,234	—	13,234
Total contract liabilities	31,074	2,742	28,332
Net contract assets	$20,261	$15,704	$4,557

(1)	Included in prepaid expenses and other on the consolidated balance sheet.

(2)	Included in other non-current assets on the consolidated balance sheet.

(3)	Included in accrued liabilities on the consolidated balance sheet.

(4)	Included in other non-current liabilities on the consolidated balance sheet.
Changes in the contract asset and liability balances during the fiscal year ended September 30, 2019 were not materially impacted by any factors other than the Esterline acquisition. For the fiscal year ended September 30, 2019, the revenue recognized that was previously included in the beginning balance of contract liabilities was immaterial.
Refer to Note 17, “Segments,” for disclosures related to the disaggregation of revenue.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) using the two-class method:

	Fiscal Years Ended September 30,
	2019	2018	2017
Numerator for earnings per share:
Income from continuing operations including noncontrolling interests	$840,879	$961,536	$628,541
Net income attributable to noncontrolling interests	(1,541)	—	—
Net income from continuing operations attributable to TD Group	839,338	961,536	628,541
Less dividends paid on participating securities	(111,021)	(56,148)	(159,257)
	728,317	905,388	469,284
Income (loss) from discontinued operations, net of tax	50,432	(4,474)	(31,654)
Net income applicable to TD Group common stock—basic and diluted	$778,749	$900,914	$437,630
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	53,091	52,345	52,517
Vested options deemed participating securities	3,174	3,252	3,013
Total shares for basic and diluted earnings per share	56,265	55,597	55,530

Net earnings per share from continuing operations—basic and diluted	$12.94	$16.28	$8.45
Net earnings (loss) per share from discontinued operations—basic and diluted	0.90	(0.08)	(0.57)
Net earnings per share	$13.84	$16.20	$7.88

7.    TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable consist of the following (in thousands):

	September 30, 2019	September 30, 2018
Trade accounts receivable—gross	$1,085,005	$708,984
Allowance for uncollectible accounts	(17,402)	(4,674)
Trade accounts receivable—net	$1,067,603	$704,310

At September 30, 2019, approximately 20% of the Company’s trade accounts receivable was due from two customers. One customer accounted for approximately 13% percent of the Company’s trade accounts receivable and the other customer accounted for approximately 7% of the Company’s trade accounts receivable. In addition, approximately 36% of the Company’s trade accounts receivable was due from entities that operate principally outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.
8.    INVENTORIES
Inventories consist of the following (in thousands):

	September 30, 2019	September 30, 2018
Raw materials and purchased component parts	$804,687	$540,290
Work-in-progress	360,230	237,335
Finished goods	191,535	127,018
Total	1,356,452	904,643
Reserves for excess and obsolete inventory	(123,803)	(99,351)
Inventories—Net	$1,232,649	$805,292

9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	September 30, 2019	September 30, 2018
Land and improvements	$95,536	$77,455
Buildings and improvements	407,461	171,269
Machinery, equipment and other	628,096	448,014
Construction in progress	52,241	31,237
Total	1,183,334	727,975
Accumulated depreciation	(426,577)	(339,642)
Property, plant and equipment—net	$756,757	$388,333

10.    INTANGIBLE ASSETS
Other intangible assets - net in the consolidated balance sheets consist of the following at September 30 (in thousands):

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$956,377	$—	$956,377	$799,749	$—	$799,749
Technology	1,805,715	496,311	1,309,404	1,347,314	416,579	930,735
Order backlog	106,889	44,603	62,286	12,200	5,409	6,791
Customer relationships	437,973	29,777	408,196	62,561	14,277	48,284
Other	16,707	9,150	7,557	10,873	8,028	2,845
Total	$3,323,661	$579,841	$2,743,820	$2,232,697	$444,293	$1,788,404

Information regarding the amortization expense of amortizable intangible assets is detailed below (in thousands):
Annual Amortization Expense:

Years ended September 30,
2019	$134,952
2018	72,454
2017	89,226

Estimated Amortization Expense:

Years ending September 30,
2020	$182,583
2021	119,067
2022	119,067
2023	119,067
2024	119,067

As disclosed in Note 2, "Acquisitions and Divestitures," the estimated fair value of the net identifiable tangible and intangible assets acquired from Esterline are based on the acquisition method of accounting and are subject to adjustment upon completion of the third-party valuation appraisals. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the allowable one year measurement period. Intangible assets acquired during fiscal year ended September 30, 2019 are summarized in the table below (in thousands):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$2,194,324
Trademarks and trade names	238,200
	2,432,524
Intangible assets subject to amortization:
Technology	503,500	20 years
Order backlog	99,100	1.5 years
Customer relationships	483,935	20 years
	1,086,535	18 years
Total	$3,519,059

The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2018 and 2019 were as follows (in thousands):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2017	$3,269,981	$2,382,082	$93,275	$5,745,338
Goodwill acquired during the year (Note 2)	402,540	73,321	—	475,861
Purchase price allocation adjustments	5,354	—	—	5,354
Currency translation adjustment	—	(3,258)	—	(3,258)
Other	(192)	187	—	(5)
Balance at September 30, 2018	3,677,683	2,452,332	93,275	6,223,290
Goodwill acquired during the year (Note 2)	468,613	1,179,999	545,712	2,194,324
Divestiture of goodwill acquired during the year	—	—	(42,678)	(42,678)
Reclassification of goodwill acquired to assets held-for-sale (Note 23)	—	—	(480,312)	(480,312)
Purchase price allocation adjustments	(8,690)	(22,901)	—	(31,591)
Currency translation adjustment	(16,422)	(11,695)	(14,813)	(42,930)
Balance at September 30, 2019	$4,121,184	$3,597,735	$101,184	$7,820,103

11.    ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	September 30, 2019	September 30, 2018
Compensation and related benefits	$177,862	$81,035
Interest	92,642	96,590
Interest rate swap agreements	13,219	528
Product warranties	33,882	21,056
Dividend equivalent payments—current (see Note 18)	63,796	24,200
Environmental and other litigation reserves	12,016	31,079
Income taxes payable	44,370	9,168
Loss contract reserves	64,665	11,682
Other	173,243	76,105
Total	$675,695	$351,443

12.    DEBT
The Company’s debt consists of the following (in thousands):

	September 30, 2019
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350,000	$(481)	$—	$349,519
Term loans	$7,523,507	$(57,744)	$(17,214)	$7,448,549
6.00% senior subordinated notes due July 15, 2022 (2022 Notes)	1,150,000	(4,061)	—	1,145,939
6.50% senior subordinated notes due July 15, 2024 (2024 Notes)	1,200,000	(5,690)	—	1,194,310
6.50% senior subordinated notes due May 15, 2025 (2025 Notes)	750,000	(2,977)	3,090	750,113
6.375% senior subordinated notes due June 15, 2026 (6.375% 2026 Notes)	950,000	(6,790)	—	943,210
6.875% senior subordinated notes due May 15, 2026 (6.875% 2026 Notes)	500,000	(5,532)	(3,137)	491,331
6.25% secured notes due March 15, 2026 (2026 Secured Notes)	4,000,000	(59,630)	1,812	3,942,182
7.50% senior subordinated notes due March 15, 2027 (2027 Notes)	550,000	(5,300)	—	544,700
Government refundable advances	39,195	—	—	39,195
Capital lease obligations	49,905	—	—	49,905
	16,712,607	(147,724)	(15,449)	16,549,434
Less current portion	80,951	(738)	—	80,213
Long-term debt	$16,631,656	$(146,986)	$(15,449)	$16,469,221

	September 30, 2018
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$300,000	$(481)	$—	$299,519
Term loans	$7,599,932	$(69,697)	$(21,030)	$7,509,205
5.50% 2020 Notes	550,000	(2,187)	—	547,813
6.00% 2022 Notes	1,150,000	(5,501)	—	1,144,499
6.50% 2024 Notes	1,200,000	(6,866)	—	1,193,134
6.50% 2025 Notes	750,000	(3,505)	3,636	750,131
6.375% 2026 Notes	950,000	(7,798)	—	942,202
6.875% 2026 Notes	500,000	(5,616)	(3,605)	490,779
	12,699,932	(101,170)	(20,999)	12,577,763
Less current portion	76,427	(610)	—	75,817
Long-term debt	$12,623,505	$(100,560)	$(20,999)	$12,501,946

Trade Receivable Securitization Facility
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. On July 30, 2019, the Company amended the Securitization Facility to extend the maturity date to July 31, 2020. As of September 30, 2019, the Company has borrowed $350 million under the Securitization Facility, which bears interest at a rate of 0.9% plus LIBOR. At September 30, 2019, the applicable interest rate was 2.94%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Issuance of Senior Secured Notes due 2026
On January 30, 2019, the Company entered into a purchase agreement in connection with a private offering of $3.8 billion aggregate principal amount of 6.25% senior secured notes due 2026. In addition, on February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $200 million aggregate principal amount of 6.25% senior secured notes due 2026 (herein the "2026 Secured Notes"). All $4.0 billion aggregate principal amount of the 2026 Secured Notes constituted a single class and were issued under a single indenture. The notes in the $3.8 billion secured notes offering were issued at a price of 100% of their principal amount and the notes in the $200 million secured notes offering were issued at a price of 101% of their principal amount. The 2026 Secured Notes are guaranteed, with certain exceptions, by TransDigm Group, TransDigm UK and all of TransDigm Inc.’s existing U.S. subsidiaries on a senior secured basis.
The 2026 Secured Notes bear interest at a rate of 6.25% per annum, which accrues from February 13, 2019 and is payable semiannually in arrears on March 15th and September 15th of each year, commencing on September 15, 2019. The 2026 Secured Notes mature on March 15, 2026, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the Secured Notes Indenture.
In addition to the premium of $2.0 million capitalized upon the issuance of the $200 million issuance of the 2026 Senior Notes, the Company capitalized $65.6 million and expensed $0.8 million of debt issuance costs associated with the issuance of the 2026 Senior Secured Notes during the fiscal year ended September 30, 2019.
Issuance of Senior Subordinated Notes due 2027
On February 1, 2019, the Company entered into a purchase agreement in connection with a private offering of $550 million in new 7.50% senior subordinated notes due 2027 (herein the "2027 Notes"). The 2027 Notes were issued pursuant to an indenture, dated as of February 13, 2019, among TransDigm, as issuer, TD Group, TD UK and the other subsidiaries of TransDigm named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee.

The 2027 Notes bear interest at the rate of 7.50% per annum, which accrues from February 13, 2019 and is payable in arrears on March 15th and September 15th of each year, commencing on September 15, 2019. The 2027 Notes mature on March 15, 2027, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $5.8 million of debt issuance costs associated with the 2027 Notes during the fiscal year ended September 30, 2019.
Repurchase of Senior Subordinated Notes due 2020
On February 13, 2019, the Company announced a cash tender offer for any and all of its 2020 Notes outstanding. On March 15, 2019, the Company redeemed the principal amount of $550 million, plus accrued interest of approximately $12.6 million.
The Company wrote off $1.7 million in unamortized debt issuance costs during the fiscal year ended September 30, 2019 in conjunction with the redemption of the 2020 Notes.
Amendment No. 6 to the Second Amended and Restated Credit Agreement
On March 14, 2019, the Company entered into Amendment No. 6 to the Second Amended and Restated Credit Agreement (herein, "Amendment No. 6").
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
At September 30, 2019, the Company had $41.5 million in letters of credit outstanding, and $718.5 million of borrowings available under the revolving commitments, subject to restrictions under existing debt covenants. The Company utilizes letters of credit to back certain payment and performance obligations.
Government Refundable Advances
Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC Electronics, which is a subsidiary of TransDigm (acquired via the Esterline acquisition). These obligations were assumed in connection with the Esterline acquisition and the balance was $39.2 million at September 30, 2019.
Obligations under Capital Leases
The Company leases certain buildings and equipment under capital leases. These obligations were assumed in connection with the Esterline acquisition and the present value of the minimum capital lease payments, net of the current portion, was a balance of $49.9 million at September 30, 2019.
Term Loans
As of September 30, 2019 and 2018, TransDigm had $7,523.5 million and $7,599.9 million in fully drawn term loans and $760 million and $600 million in revolving commitments. The term loans consist of three tranches as follows (in millions):

Term Loan Facility	Maturity Date	Interest Rate	Aggregate Principal as of September 30,
			2019	2018
Tranche E	May 30, 2025	LIBO rate + 2.5%	$2,221.2	$2,243.7
Tranche F	June 9, 2023	LIBO rate + 2.5%	$3,524.1	$3,559.9
Tranche G	August 22, 2024	LIBO rate + 2.5%	$1,778.2	$1,796.3

The interest rates per annum applicable to all of the existing tranches of term loans are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate is not subject to a floor. At September 30, 2019 and 2018, the applicable interest rates for all existing tranches were 4.83% and 4.58%, respectively.

Debt Issuance Costs, Premiums and Discounts
During the fiscal year ended September 30, 2019, the Company recorded refinancing costs of $3.0 million representing the repurchase of the $550 million 2020 Senior Subordinated Notes and issuance of the $4.0 billion 2026 Senior Secured Notes. During the fiscal year ended September 30, 2018, the Company recorded refinancing costs of $6.4 million representing the refinancing of tranche D, E, F & G term loans, and issuance of the $500 million 6.875% Senior Subordinated Notes. During the fiscal year ended September 30, 2017, the Company recorded refinancing costs of $39.8 million representing debt issuance costs and premium expensed in conjunction with the new tranche G term loans, the refinancing of the tranche C term loans, and additional $300 million tack-on to the 6.375% Notes.
Interest Rate Swap and Cap Agreements
See Note 21, “Derivatives and Hedging Activities,” for information about how our interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facilities.
Senior Subordinated Notes
The Notes are subordinated to all of TransDigm’s existing and future senior debt, rank equally with all of its existing and future senior subordinated debt and rank senior to all of its future debt that is expressly subordinated to the Notes. The Notes are guaranteed on a senior subordinated unsecured basis by TD Group and its 100%-owned domestic subsidiaries named in the indentures. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. See Note 27, “Supplemental Guarantor Information,” for further details. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries. The Notes contain many of the restrictive covenants included in the Restated Credit Agreement. TransDigm is in compliance with all the covenants contained in the Notes.
At September 30, 2019, future maturities of long-term debt are as follows (in thousands):

Fiscal years ended September 30,
2020	$80,951
2021	81,979
2022(1)	1,232,200
2023	3,462,528
2024	2,933,675
Thereafter	8,921,274
$16,712,607

(1) On October 29, 2019, the Company entered into a purchase agreement in connection with a private offering of $2.65 billion aggregate principal amount in 5.50% senior subordinated notes in which part of the proceeds will be used to repurchase its 2022 Notes in the first quarter of fiscal 2020. Refer to Note 26, “Subsequent Events” to our consolidated financial statements included herein for further details.
Subsequent Event - Cash Tender and Redemption of 2022 Notes
On October 29, 2019, the Company entered into a purchase agreement in connection with a private offering of $2.65 billion aggregate principal amount in 5.50% senior subordinated notes due November 15, 2027. The settlement of the debt financing transaction occurred on November 13, 2019. The notes were issued at a price of 100% of their principal amount. The Company will use a portion of the net proceeds from the offering of the notes to cash tender and redeem all of its outstanding (aggregate principal amount of $1.15 billion) 2022 Notes.

13.    RETIREMENT PLANS
The Company maintains certain non-contributory defined benefit pension plans. The plans provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under tax and statutory regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans. In addition, the Company makes actuarially computed contributions to these plans as necessary to adequately fund benefits.  The Company’s funding policy is consistent with the minimum funding requirements of ERISA.
As part of the Esterline acquisition, the Company acquired the Esterline defined benefit plan that covers certain U.S. employees. Refer to Note 2, “Acquisitions and Divestitures,” for further discussion of the Esterline acquisition. Under the Esterline defined benefit plan, pension benefits are earned under a cash balance formula with annual pay credits ranging from 2% to 6% effective January 1, 2003.  Prior to 2003, pension benefits are based on years of service and five-year average compensation for the highest five consecutive years’ compensation during the last ten years of employment.  Participants elected either to continue earning benefits under the prior plan formula or to earn benefits under the cash balance formula.  Effective January 1, 2003, all new participants were enrolled in the cash balance formula.  Additionally, as part of the Esterline acquisition, the Company acquired an unfunded supplemental retirement plan for key Esterline executives providing for periodic payments upon retirement. The Company also sponsors other retirement benefit plans for certain employees in the U.S. Other retirement benefit plans are non-contributory health care and life insurance plans.
The Company sponsors a number of non-U.S. defined benefit pension plans primarily in Canada, Belgium, France, Germany and the United Kingdom.  These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings. The Company also sponsors other retirement benefit plans for its employees in Canada. Other retirement benefit plans are non-contributory health care and life insurance plans.
The accumulated benefit obligation and projected benefit obligation for the U.S. plans are $365.6 million and $378.8 million, respectively, with plan assets of $317.9 million as of September 30, 2019.  The underfunded status for the Company’s U.S. plans is $61.0 million at September 30, 2019, of which $22.1 million is for the acquired unfunded supplemental retirement plan for the former Esterline key executives.  Contributions to the Company’s qualified and non-qualified U.S. plans totaled $1.4 million and $0.9 million, respectively, in fiscal 2019. Contributions to the Company’s qualified U.S. plans totaled $1.6 million in fiscal 2018. The Company had no unqualified U.S. plans in fiscal 2018. There is an expected funding requirement of $0.7 million for fiscal 2020 for the qualified U.S. pension plans maintained by the Company.
The accumulated benefit obligation and projected benefit obligation for the non-U.S. plans are $258.2 million and $270.0 million, respectively, with plan assets of $233.6 million as of September 30, 2019.  The underfunded status for these non-U.S. plans is $36.4 million at September 30, 2019.  Contributions to the non-U.S. plans totaled $2.7 million and $1.0 million in fiscal 2019 and 2018, respectively.  The expected funding requirement for fiscal 2020 for the non-U.S. plans is $5.3 million.

	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans
Principal assumptions as of year end:	2019	2018	2019	2018
Discount rate	3.03%	3.96%	2.20%	2.68%
Rate of increase in future compensation levels	4.48%	N/A	2.98%	3.22%
Assumed long-term rate of return on plan assets	6.00%	6.50%	4.16%	4.3%

	U.S. Post-Retirement Pension Plans		Non-U.S. Post Retirement Pension Plans
Principal assumptions as of year end:	2019	2018	2019	2018
Discount rate	2.86%	3.99%	2.68%	N/A
Initial weighted average health care trend rate	7.46%	8.50%	5.60%	N/A
Ultimate weighted average health care trend rate	6.00%	6.00%	4.10%	N/A

The Company uses discount rates developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $19.2 million or increased $20.3 million, respectively. Had the discount rate increased or decreased by 25 basis points, fiscal 2019 net periodic benefit cost for the pension plans would have remained approximately the same or decreased $0.1 million, respectively. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, the Company considers the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. Had the expected return on assets increased or decreased by 25 basis points, fiscal 2019 net periodic benefit cost would have decreased $0.8 million or increased $0.8 million, respectively. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2020.
The Company’s health care trend rate was based on the experience of its plans and expectations for the future.  A 100 basis points increase in the health care trend rate would increase the post-retirement benefit obligation by $1.5 million. A 100 basis points decrease in the health care trend rate would decrease the post-retirement benefit obligation by $1.3 million. Assuming all other assumptions are held constant, the estimated effect on fiscal 2019 post-retirement benefit expense from a hypothetical 100 basis points increase or decrease in the health care trend rate would not have a material effect on our post-retirement benefit expense.
Plan assets are invested in a diversified portfolio of equity and debt securities consisting primarily of common stocks, bonds and government securities. The objective of these investments is to maintain sufficient liquidity to fund current benefit payments and achieve targeted risk-adjusted returns. Management periodically reviews allocations of plan assets by investment type and evaluates external sources of information regarding the long-term historical returns and expected future returns for each investment type.
Allocations by investment type are as follows:

		Actual
Plan assets allocation as of fiscal year end:	Target	2019	2018
Equity securities	35 - 70%	35.1%	27.1%
Debt securities	30 - 65%	59.5%	72.5%
Cash	—%	5.4%	0.4%
Total		100.0%	100.0%

The following table presents the fair value of the Company’s pension plan assets as of September 30, 2019, by asset category segregated by level within the fair value hierarchy, as described in Note 20, “Fair Value Measurements” (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Total
Investments measured at fair value by category:
Equity Funds:(1)
U.S. Equity Securities	$3,472	$—	$3,472
Non-U.S. Equity Securities	47,903	—	47,903
Fixed Income Securities:(2)
Non-U.S. Foreign Commercial and Government Bonds	—	86,281	86,281
Cash and Cash Equivalents(3)	29,588	—	29,588
	$80,963	$86,281	$167,244
Investments measured at net asset value by category:(4)
Equity Funds:(1)
Commingled Trust Funds - Non-U.S. Securities			142,132
Fixed Income Securities:(2)
U.S. Government Bonds and Securities			86,214
U.S Corporate Bonds			108,135
Non-U.S. Corporate Bonds			17,449
Non-U.S. Foreign Commercial and Government Bonds			30,330
Total			$551,504

The following table presents the fair value of the Company’s pension plan assets as of September 30, 2018, by asset category segregated by level within the fair value hierarchy, as described in Note 20, “Fair Value Measurements” (in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Total
Investments measured at fair value by category:
Equity Funds:(1)
U.S. Equity Securities	$3,545	$—	$3,545
Non-U.S. Equity Securities	4,959	—	4,959
Cash and Cash Equivalents(3)	295	—	295
	$8,799	$—	$8,799
Investments measured at net asset value by category:(4)
Equity Funds:(1)
Commingled Trust Funds - Non-U.S. Securities			10,056
Fixed Income Securities:(2)
U.S Corporate Bonds			3,710
Non-U.S. Corporate Bonds			16,759
Non-U.S. Foreign Commercial and Government Bonds			29,131
Total			$68,455

(1) Level 1 Equity Securities are actively traded on U.S. and non-U.S. exchanges and are either valued using the market approach at quoted market prices on the measurement date or at the net asset value of the shares held by the plan on the measurement date based on quoted market prices.
(2) Level 2 fixed income securities are primarily valued using the market approach at either quoted market prices, pricing models that use observable market data, or bids provided by independent investment brokerage firms.
(3) Cash and cash equivalents include cash which is used to pay benefits and cash invested in a short-term investment fund that holds securities with values based on quoted market prices, but for which the funds are not valued on quoted market basis.
(4) These investments are valued at the net asset value (“NAV”) of units held. The NAV is used to estimated fair value and is based on the fair value of the underlying investments held by the fund less its liability.

Net periodic pension cost for the Company’s defined benefit plans at the end of each fiscal year consisted of the following (in thousands):

	Defined Benefit Pension Plans
	2019		2018		2017
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Components of Net Periodic Cost
Service cost	$4,486	$3,486	$293	$545	$304	$760
Interest cost	7,434	4,806	778	1,798	1,064	1,721
Expected return on plan assets	(10,339)	(6,267)	(517)	(2,334)	(463)	(2,550)
Settlements	—	70	—	—	—	—
Amortization of prior service cost	62	14	36	—	—	—
Amortization of actuarial loss (gain)	337	221	226	559	630	1,196
Amortization of transition obligation	—	—	209	—	314	—
Net periodic cost (benefit)	$1,980	$2,330	$1,025	$568	$1,849	$1,127

	Post-Retirement Pension Plans
	2019		2018		2017
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Components of Net Periodic Cost
Service cost	$5	$208	$5	$—	$5	$—
Interest cost	40	227	31	—	42	—
Expected return on plan assets	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Amortization of prior service cost	24	—	12	—	—	—
Amortization of actuarial (gain) loss	(53)	—	(42)	—	(117)	—
Net periodic cost (benefit)	$16	$435	$6	$—	$(70)	$—

The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2019 and 2018 were as follows (in thousands):

	Defined Benefit Pension Plans				Post-Retirement Pension Plans
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Benefit Obligations
Beginning balance	$18,683	$72,540	$19,966	$79,495	$957	$—	$1,002	$—
Currency translation adjustment	—	(3,973)	—	(1,981)	—	138	—	—
Service cost	4,486	3,486	277	578	5	208	5	—
Interest cost	7,434	4,806	666	1,821	40	227	31	—
Plan participant contributions	—	380	—	60	—	—	—	—
Actuarial (gain) loss	43,368	28,127	(660)	(5,387)	176	1,058	(136)	—
Acquisitions	318,161	171,377	—	—	196	12,459	—	—
Other adjustments	440	505	—	—	—	—	111	—
Benefits paid	(13,726)	(7,239)	(1,566)	(2,046)	(90)	(315)	(56)	—
Ending balance	$378,846	$270,009	$18,683	$72,540	$1,284	$13,775	$957	$—
Plan Assets - Fair Value
Beginning balance	$8,655	$59,800	$8,006	$61,884	$—	$—	$—	$—
Currency translation adjustment	—	(2,719)	—	(1,572)	—	—	—	—
Realized and unrealized gain (loss) on plan assets	30,743	18,854	582	425	—	—	—	—
Plan participants contributions	—	380	—	60	—	—	—	—
Company contributions	2,300	2,726	1,633	1,049	90	315	56	—
Acquisitions	289,944	162,015	—	—	—	—	—	—
Other adjustments	—	(209)	—	—	—	—	—	—
Expenses paid	(20)	—	—	—	—	—	—	—
Benefits paid	(13,726)	(7,239)	(1,566)	(2,046)	(90)	(315)	(56)	—
Ending balance	$317,896	$233,608	$8,655	$59,800	$—	$—	$—	$—
Funded Status
Fair value of plan assets	$317,896	$233,608	$8,655	$59,800	$—	$—	$—	$—
Benefit obligations	(378,846)	(270,009)	(18,683)	(72,540)	(1,284)	(13,775)	(957)	—
Net amount recognized	$(60,950)	$(36,401)	$(10,028)	$(12,740)	$(1,284)	$(13,775)	$(957)	$—
Amount Recognized on Consolidated Balance Sheet
Non-current asset	$—	$3,639	$—	$—	$—	$—	$—	$—
Current liability	(2,460)	(482)	(841)	(254)	(154)	(714)	(88)	—
Non-current liability	(58,490)	(39,558)	(9,187)	(12,486)	(1,130)	(13,061)	(869)	—
Net amount recognized	$(60,950)	$(36,401)	$(10,028)	$(12,740)	$(1,284)	$(13,775)	$(957)	$—
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$27,809	$23,533	$5,183	$9,416	$(388)	$1,060	$(617)	$—
Prior service cost	766	875	368	185	192	—	216	—
Ending balance	$28,575	$24,408	$5,551	$9,601	$(196)	$1,060	$(401)	$—

The accumulated benefit obligation for all pension plans was $623.8 million at September 30, 2019 and $89.9 million at September 30, 2018.
During fiscal year 2020, the Company expects to recognize amortization of net actuarial losses and prior service credit of $1.5 million and $0.2 million, respectively, in net periodic benefit cost.

Estimated future benefit payments expected to be paid from the pension and post-retirement benefit plans or from the Company’s assets are as follows (in thousands):

Fiscal Year
2020	$34,275
2021	34,700
2022	35,697
2023	37,305
2024	38,059
2025 - 2029	201,998

Defined Contribution Plans
The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the fiscal years ended September 30, 2019, 2018 and 2017 was approximately $24.5 million, $14.9 million and $14.6 million, respectively.
14.    INCOME TAXES
The Company’s income from continuing operations before income taxes includes the following components for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2019	2018	2017
United States	$877,949	$826,539	$698,201
Foreign	184,916	159,018	139,229
	$1,062,865	$985,557	$837,430

The Company’s income tax provision on income from continuing operations consists of the following for the periods shown below (in thousands):

	Fiscal Years Ended September 30,
	2019	2018	2017
Current
Federal	$153,704	$136,651	$179,884
State	14,911	11,771	8,596
Foreign	53,720	27,239	21,327
	222,335	175,661	209,807
Deferred	(349)	(151,640)	(918)
	$221,986	$24,021	$208,889

The differences between the income tax provision on income from continuing operations at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in thousands):

	Fiscal Years Ended September 30,
	2019	2018	2017
Tax at statutory rate of 21% (24.5% for fiscal 2018 and 35% for fiscal 2017)	$223,202	$241,853	$293,129
Stock compensation	(57,519)	(50,796)	(50,314)
Domestic manufacturing deduction	—	(15,091)	(17,832)
US tax reform(1)	—	(146,380)	—
Foreign rate differential	2,136	(13,770)	(29,685)
Foreign derived intangible income	(15,886)	—	—
Foreign tax credits	(18,370)	(2,939)	—
Changes in valuation allowances impacting results(2)	66,101	—	—
Other—net	22,322	11,144	13,591
Income tax provision	$221,986	$24,021	$208,889

(1) On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings from certain foreign subsidiaries that were previously deferred as well as other changes. We recorded tax benefits of $176.4 million related to the remeasurement of our net U.S. deferred tax liabilities to reflect the reduction in the corporate tax rate. We also recorded tax expense of $30.0 million related to the one-time transition tax.

(2)
Primarily relates to the Company’s business interest expense limitation pursuant to IRC §163(j) as modified by the Act. Such provision, as modified, is effective for the Company beginning in fiscal 2019. In general, the deduction for interest expense is limited to 30% of the sum of the Company’s adjusted taxable income (ATI) and its business interest income. Interest expense disallowed by such limitation, in a taxable year, may be carried forward indefinitely. Based upon available evidence, a valuation allowance was recorded for the resulting carryforward to reflect the Company’s belief that is more likely than not that that such deferred tax asset will not be realized.

The components of the deferred taxes consist of the following at September 30 (in thousands):

	2019	2018
Deferred tax liabilities:
Intangible assets	$(709,561)	$(469,939)
Property, plant and equipment	(63,603)	(26,615)
Unremitted foreign earnings	(7,310)	(4,488)
Employee benefits	122,777	73,906
U.S. interest expense limitation	64,968	—
Loss contract reserves	62,513	12,670
Net operating losses	58,047	46,487
Interest rate swaps and caps	54,643	(20,052)
Inventories	39,240	20,916
Non-U.S. income tax credits	23,746	289
U.S. income tax credits	16,850	3,114
Environmental reserves	9,636	8,551
Product warranty reserves	8,394	4,471
Other	11,338	(1,557)
Total	(308,322)	(352,247)
Add: Valuation allowance	(117,660)	(47,249)
Total net deferred tax liabilities	$(425,982)	$(399,496)

At September 30, 2019, the Company has United Kingdom net operating loss carryforwards of approximately $12.3 million, German net operating loss carryforwards of approximately $14.2 million, Belgium net operating loss carryforwards of $39.5 million, France net operating loss carryforwards of $3.6 million and state net operating loss carryforwards of approximately $1,342.7 million that expire in various years from 2019 to 2039. The Company had U.S. and non-U.S. tax credit carryforwards of $40.6 million that expire beginning in 2025.
The deferred tax assets for the interest expense limitation, net operating losses, and tax credit carryforwards are reduced by a valuation allowance for the amount of such asset that the Company believes will not be realized.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, as well as foreign jurisdictions located in Belgium, Canada, China, France, Germany, Hong Kong, Hungary, India, Israel, Japan, Malaysia, Mexico, Norway, Singapore, Spain, Sri Lanka, Sweden and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before fiscal 2015.The Company is currently under examination for its federal income taxes in the U.S. for fiscal 2016, in Belgium for fiscal(s) 2016, 2017, and 2018, in Canada for fiscal(s) 2013, 2014, and 2015, and in France for fiscal(s) 2015, 2016, 2017, and 2018. The Company expects the examination to be completed during fiscal 2020. In addition, the Company is subject to state income tax examinations for fiscal years 2009 and later.
At September 30, 2018, the Company had not completed its accounting related to the Act. All provisional amounts were based on reasonable estimates using the best information available at the time. During the first quarter of fiscal 2019, the Company completed its accounting related to the Act. Such completion did not have a material impact on the Company’s Consolidated Financial Statements.
Other provisions of the Act became effective for the Company in fiscal 2019. The Foreign-Derived Intangible Income (“FDII”) provision effectively applies a lower U.S. tax rate to intangible income derived from serving non-U.S. markets. Conversely, the Global Intangible Low-Taxed Income (“GILTI”) provision requires the Company to subject to U.S. taxation the portion of its earnings, from foreign subsidiaries that exceed an allowable return. The Company has made an accounting policy election to treat GILTI as a current year tax expense in the period in which it is incurred. We, therefore, have not provided for any deferred income tax impacts of GILTI in our consolidated financial statements for the fiscal year ended September 30, 2019.
The Act’s one-time repatriation tax and GILTI effectively taxed the undistributed earnings previously deferred from U.S. income taxes. We have provided for foreign withholding taxes in jurisdictions in which we are not considered definitely reinvested, however, such amounts are not significant.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2019	2018
Balance at October 1	$14,080	$8,655

Additions based on tax positions related to the prior year	25,936	4,637
Additions based on tax positions related to the current year	422	2,390
Reductions based on tax positions related to the prior year	(2,691)	(100)
Settlement with tax authorities	—	(66)
Lapse in statute of limitations	(1,238)	(1,436)
Balance at September 30	$36,509	$14,080

Unrecognized tax benefits at September 30, 2019 and 2018, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $31.4 million and $14.1 million, respectively. The Company classifies all income tax related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2019 and 2018. As of September 30, 2019 and 2018, the Company accrued $5.0 million and $1.9 million, respectively, for the potential payment of interest and penalties. The Company anticipates no significant changes to its total unrecognized tax benefits through fiscal 2020.
15.    ENVIRONMENTAL LIABILITIES
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
The Company’s consolidated balance sheets includes current environmental remediation obligations at September 30, 2019 and 2018 of $9.4 million and $7.3 million classified as a component of accrued liabilities, respectively, and non-current environmental remediation obligations at September 30, 2019 and 2018 of $32.7 million and $31.8 million classified as a component of other non-current liabilities, respectively.
16.    CAPITAL STOCK
TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2019 and 2018 was 57,623,311 and 56,895,686, respectively. The total number of shares held in treasury at September 30, 2019 and 2018 was 4,161,326. There were no shares of preferred stock outstanding at September 30, 2019 and 2018. The terms of the preferred stock have not been established.
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the fiscal years ended September 30, 2019 and 2018. As of September 30, 2019, $650 million in repurchases are allowable under the program subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
17.    SEGMENTS
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
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including refinancing costs, acquisition-related costs, transaction-related costs, foreign currency gains and losses, and non-cash compensation charges incurred in connection with the Company’s stock incentive plans. Acquisition-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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

The following table presents net sales by reportable segment (in thousands):

	Fiscal Years Ended September 30,
	2019	2018	2017
Net sales to external customers
Power & Control
Commercial OEM	$547,462	$498,654	$460,444
Commercial Aftermarket	710,099	665,663	606,389
Defense	1,164,545	974,818	860,411
Esterline(1)	313,468	—	—
Total Power & Control	2,735,574	2,139,135	1,927,244

Airframe
Commercial OEM	597,765	508,671	497,612
Commercial Aftermarket	759,697	701,110	630,382
Defense	389,426	321,161	314,079
Esterline(1)	582,520	—	—
Total Airframe	2,329,408	1,530,942	1,442,073

Total Non-aviation	158,221	141,049	134,969

	$5,223,203	$3,811,126	$3,504,286

(1) The sales market classifications associated with the acquired Esterline businesses are currently being assessed by TransDigm management to ensure the reported market classifications are in compliance with TransDigm policy and being computed consistently with that of the existing TransDigm legacy businesses. Therefore, the sales associated with the Esterline acquisition are excluded from the market classifications reported for the fiscal year ended September 30, 2019.
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in thousands):

	Fiscal Years Ended September 30,
	2019	2018	2017
EBITDA As Defined
Power & Control	$1,395,085	$1,114,464	$980,046
Airframe	1,062,679	759,253	726,630
Non-aviation	50,575	44,310	42,475
Total segment EBITDA As Defined	2,508,339	1,918,027	1,749,151
Unallocated corporate expenses	89,538	41,469	38,588
Total Company EBITDA As Defined	2,418,801	1,876,558	1,710,563
Depreciation and amortization	225,700	129,844	141,025
Interest expense - net	859,753	663,008	602,589
Acquisition-related costs	168,898	28,450	31,191
Stock compensation expense	93,362	58,481	45,524
Refinancing costs	3,013	6,396	39,807
Other, net	5,210	4,822	12,997
Income from continuing operations before income taxes	$1,062,865	$985,557	$837,430

The following table presents capital expenditures and depreciation and amortization by segment (in thousands):

	Fiscal Years Ended September 30,
	2019	2018	2017
Capital expenditures
Power & Control	$49,573	$38,762	$32,424
Airframe	48,027	32,028	34,526
Non-aviation	2,546	2,156	3,981
Corporate	1,445	395	82
	$101,591	$73,341	$71,013
Depreciation and amortization
Power & Control	$98,366	$67,721	$85,681
Airframe	119,259	55,732	51,440
Non-aviation	6,280	5,276	2,745
Corporate	1,795	1,115	1,159
	$225,700	$129,844	$141,025

The following table presents total assets by segment (in thousands):

	September 30, 2019	September 30, 2018
Total assets
Power & Control	$7,037,090	$5,698,524
Airframe	6,672,179	4,091,011
Non-aviation	261,841	234,770
Corporate	1,321,492	2,173,162
Assets of discontinued operations	962,129	—
	$16,254,731	$12,197,467

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
18.    STOCK-BASED COMPENSATION
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
Non-cash stock compensation expense recognized by the Company during the fiscal years ended September 30, 2019, 2018 and 2017 was $93.4 million, $58.5 million and $45.5 million, respectively.
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2019, 2018 and 2017 was $114.43, $81.04 and $67.11, respectively.
Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2019, there was approximately $103.0 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 2.4 years.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2019	2018	2017
Risk-free interest rate	2.33% to 3.03%	2.01% to 2.84%	1.56% to 2.01%
Expected life of options	5.5 years	5.2 years	5.0 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	25%	25%	25%

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
The total fair value of options vested during fiscal years ended September 30, 2019, 2018 and 2017 was $37.7 million, $44.4 million and $42.9 million, respectively.
2019 Stock Option Plan
In August 2019, the Board of Directors of TD Group adopted a new stock option plan, which was subsequently approved by stockholders on October 3, 2019. The 2019 stock option plan permits TD Group to award stock options to our key employees, directors or consultants. The total number shares of TD Group common stock reserved for issuance or delivery under the 2019 stock option plan is 4,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. No shares have been issued from TD Group’s 2019 stock option plan.
2014 Stock Option Plan
In July 2014, the Board of Directors of TD Group adopted the 2014 stock option plan, which was subsequently approved by stockholders on October 2, 2014. The 2014 stock option plan permits TD Group to award our key employees, directors or consultants stock options. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2014 stock option plan is 5,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event.
Performance Vested Stock Options—All of the options granted through September 30, 2019 under the 2014 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2019:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2018	2,113,278	$283.84
Granted	1,184,680	393.32
Exercised	(24,150)	251.22
Forfeited	(105,350)	322.71
Expired	(1,000)	303.90
Outstanding at September 30, 2019	3,167,458	$323.73	8.3 years	$623,799,179
Expected to vest	1,820,010	$323.70	8.3 years	$358,483,056
Exercisable at September 30, 2019	824,797	$315.16	8.2 years	$169,504,031

At September 30, 2019, there were 1,797,892 remaining shares available for award under TD Group’s 2014 stock option plan.
2006 Stock Incentive Plan
In conjunction with the consummation of the Company’s initial public offering, a 2006 stock incentive plan was adopted by TD Group. In July 2008 and March 2011, the plan was amended to increase the number of shares available for issuance thereunder. TD Group reserved 8,119,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. Awards under the plan were in the form of options, restricted stock or other stock-based awards. Options granted under the plan expire no later than the tenth anniversary of the applicable date of grant of the options, and have an exercise price of not less than the fair market value of our common stock on the date of grant. Restricted stock granted under the plan vested over three years. No restricted stock units remained outstanding as of September 30, 2018.
Performance Vested Stock Options—All of the options granted under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2019:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2018	3,878,127	$147.50
Granted	—	—
Exercised	(702,600)	107.90
Forfeited	(41,505)	223.42
Expired	—	—
Outstanding at September 30, 2019	3,134,022	$155.34	3.9 years	$1,144,952,257
Expected to vest	141,080	$225.90	6.1 years	$41,586,446
Exercisable at September 30, 2019	2,995,342	$152.08	3.8 years	$1,104,053,108
The 2006 stock incentive plan expired on March 14, 2016 and no further shares were granted under the plan thereafter.
2003 Stock Option Plan
Certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. Upon the closing of the acquisition of the Company by Warburg Pincus in 2003, certain employees rolled over certain then-existing options to purchase shares of common stock of TransDigm Holdings. These employees were granted rollover options to purchase an aggregate of 3,870,152 shares of common stock of TD Group (after giving effect to the 149.60 for 1.00 stock split effected on March 14, 2006). All rollover options granted were fully vested on the date of grant. In addition to shares of common stock reserved for issuance upon the exercise of rollover options, an aggregate of 5,469,301 shares of TD Group’s common stock were reserved for issuance upon the exercise of new management options. In general, approximately 20% of all new management options vested based on employment service or a change in control. These time vested options had a graded vesting schedule of up to four years. There were no remaining time vested stock-based options outstanding as of September 30, 2016. Approximately 80% of all new management options vested (i) based upon the satisfaction of specified performance criteria, which is annual and cumulative EBITDA As Defined targets through 2008, or (ii) upon the occurrence of a change in control if the Investor Group (defined as Warburg Pincus and the other initial investors in TD Group) received a minimum specified rate of return. Unless terminated earlier, the options expire ten years from the date of grant.
TD Group reserved a total of 9,339,453 shares of its common stock for issuance to the Company’s employees under the plan, which had all been issued as of September 30, 2013.
Performance Vested Stock Options—The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2019:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2018	77,829	$130.09
Granted	—	—
Exercised	—	—
Outstanding at September 30, 2019	77,829	$130.09	3.1 years	$30,398,451
Exercisable at September 30, 2019	77,829	$130.09	3.1 years	$30,398,451

The total intrinsic value of time, performance and rollover options exercised during the fiscal years ended September 30, 2019, 2018 and 2017 was $240.2 million, $192.5 million and $61.1 million, respectively.

In addition to shares issued pursuant to options exercised, during the fiscal year ended September 30, 2019, 875 shares of common stock were issued with a weighted-average grant date fair value of $476.33 as payment to directors in lieu of cash.
Dividend Equivalent Plans
Pursuant to the Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan, the Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, the 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, all of the options granted under the 2003 stock option plan, the 2006 stock incentive plan, the 2014 stock option plan and the 2019 stock option plan are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company.
Dividend equivalent payments on vested options were $111.0 million, $56.1 million and $19.5 million during the fiscal years ended September 30, 2019, 2018 and 2017, respectively. At September 30, 2019, there was $63.8 million recorded in accrued liabilities and $48.3 million accrued in other non-current liabilities on the consolidated balance sheets related to the future dividend equivalent payments.
19.    LEASES
TransDigm leases certain manufacturing facilities, offices, equipment and vehicles. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. Rental expense during the fiscal years ended September 30, 2019, 2018 and 2017 was $25.5 million, $19.2 million and $19.0 million, respectively.
Future minimum rental commitments at September 30, 2019 under operating leases having initial or remaining non-cancelable lease terms exceeding one year are $22.3 million in fiscal 2020, $31.5 million in fiscal 2021, $17.2 million in fiscal 2022, $14.1 million in fiscal 2023, $12.5 million in fiscal 2024, and $27.8 million thereafter.
20.    FAIR VALUE MEASUREMENTS
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

The following summarizes the carrying amounts and fair values of financial instruments (in thousands):

		September 30, 2019		September 30, 2018
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$1,467,486	$1,467,486	$2,073,017	$2,073,017
Interest rate cap agreements(1)	2	1,225	1,225	36,160	36,160
Interest rate swap agreements(2)	2	—	—	11,634	11,634
Interest rate swap agreements(1)	2	—	—	61,126	61,126
Foreign currency forward exchange contracts(2)	2	80	80	—	—
Foreign currency forward exchange contracts(1)	2	21	21	—	—
Liabilities:
Interest rate swap agreements(3)	2	13,218	13,218	528	528
Interest rate swap agreements(4)	2	202,378	202,378	142	142
Foreign currency forward exchange contracts(3)	2	6,308	6,308	—	—
Foreign currency forward exchange contracts(4)	2	403	403	—	—
Short-term borrowings - trade receivable securitization facility(5)	1	349,519	349,519	299,519	299,519
Long-term debt, including current portion:
Term loans(5)	2	7,448,549	7,477,552	7,509,205	7,607,323
5.50% 2020 Notes(5)	1	—	—	547,813	548,625
6.00% 2022 Notes(5)	1	1,145,939	1,167,250	1,144,499	1,155,750
6.50% 2024 Notes(5)	1	1,194,310	1,239,000	1,193,134	1,215,000
6.50% 2025 Notes(5)	1	750,113	781,875	750,131	757,500
6.375% 2026 Notes(5)	1	943,210	998,688	942,202	942,875
6.875% 2026 Notes(5)	1	491,331	535,000	490,779	507,500
6.25% 2026 Notes(5)	1	3,942,182	4,290,000	—	—
7.50% 2027 Notes(5)	1	544,700	595,375	—	—
Government refundable advances	2	39,195	39,195	—	—
Capital lease obligations	2	49,906	49,906	—	—

(1)	Included in other non-current assets on the consolidated balance sheets.

(2)	Included in prepaid expenses and other on the consolidated balance sheets.

(3)	Included in accrued liabilities on the balance sheets.

(4)	Included in other non-current liabilities on the consolidated balance sheet.

(5)	The carrying amount of the debt instrument is presented net of the debt issuance costs, premium and discount. Refer to Note 12, “Debt,” for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at September 30, 2019 and 2018.
21.    DERIVATIVES AND HEDGING ACTIVITIES
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
All derivative financial instruments are recorded at fair value in the consolidated balance sheets. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the consolidated balance sheet in accumulated other comprehensive income to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within accumulated other comprehensive income is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings.
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

	September 30, 2019		September 30, 2018
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$1,225	$—	$36,160	$—
Interest rate swap agreements(1)	—	(215,596)	72,090	—
Total	1,225	(215,596)	108,250	—
Effect of counterparty netting	—	—	670	(670)
Net derivatives as classified in the balance sheet(2)	$1,225	$(215,596)	$108,920	$(670)

(1) The increase in the interest rate swap liability is primarily attributable to a downward trend in the LIBO rate during fiscal 2019.
(2) Refer to Note 20, "Fair Value Measurements," for the consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of September 30, 2019, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $17.2 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Second Amended and Restated Credit Agreement.  Accordingly, amounts previously recorded as a component of accumulated other comprehensive income (loss) in stockholder’s deficit amortized into interest expense was $4.8 million and $4.0 million for the fiscal years ended September 30, 2019 and 2018, respectively. The accumulated other comprehensive income to be reclassified into interest expense over the remaining term of the cap agreements is $6.2 million with a related tax benefit of $1.5 million as of September 30, 2019.
Effective December 30, 2017, the Company redesignated the existing interest rate swap agreements related to the $750 million, $500 million, $1,000 million and $750 million aggregate notional amounts with swap rates of 5.0%, 4.4%, 4.3% and 5.3%, respectively, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in Amendment No. 4 to the Second Amended and Restated Credit Agreement.  Accordingly, the amount recorded as a component of accumulated other comprehensive income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive income in stockholder’s deficit amortized into interest expense was $1.1 million and $0.8 million for the fiscal years ended September 30, 2019 and 2018, respectively. The accumulated other comprehensive income to be reclassified into interest income over the remaining term of the swap agreements is $1.7 million with a related tax expense of $0.4 million as of September 30, 2019.
Effective March 31, 2018, the Company redesignated the existing interest rate swap agreements related to the $1,000 million aggregate notional amount with a swap rate of 4.9%, which expired in June 2019, and the $400 million aggregate notional amount with swap rate of 4.4% based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in the refinancing facility agreement dated February 22, 2018 related to the Second Amended and Restated Credit Agreement. Accordingly, the amount recorded as a component of accumulated other comprehensive income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive income in stockholder’s deficit amortized into interest income was $2.8 million and $1.4 million for the fiscal years ended September 30, 2019 and 2018. The accumulated other comprehensive income to be reclassified into interest income over the remaining term of the swaps agreements is $8.6 million with a related tax expense of $2.0 million as of September 30, 2019.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At September 30, 2019, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $217.2 million. These notional values consist primarily of contracts for the British pound sterling, Canadian dollar, and European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. During the fiscal year ended September 30, 2019, the the Company recognized gains on foreign currency forward exchange contracts designated as fair value hedges of $0.4 million in cost of sales in the consolidated statement of income. During the fiscal year ended September 30, 2019, the gains the Company reclassified on foreign currency forward exchange contracts designated as cash flow hedges in the consolidated income statement are immaterial. The losses were previously recorded as a component of accumulated other comprehensive (loss) income in stockholders' deficit.
During the fiscal year ended September 30, 2019, the Company recorded a gain of $0.1 million on foreign currency forward exchange contracts that have not been designated as accounting hedges. These foreign currency exchange gains are included in selling and administrative expenses.
There was an immaterial impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the fiscal year ended September 30, 2019. In addition, there was an immaterial impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the fiscal year ended September 30, 2019.
Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive (loss) income in stockholders' deficit are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $5.3 million of net losses into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at September 30, 2019 was 18 months.

22.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of accumulated other comprehensive (loss) income, net of taxes, for the fiscal years ended September 30, 2019, 2018 and 2017 (in thousands):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity (2)	Currency translation adjustment	Total
Balance at September 30, 2017	$(26,669)	$(16,365)	$(42,109)	$(85,143)
Current-period other comprehensive gain (loss)	91,226	5,636	(10,253)	86,609
Amounts reclassified from AOCI related to derivative instruments	2,634	—	—	2,634
Net current-period other comprehensive gain (loss)	93,860	5,636	(10,253)	89,243
Balance at September 30, 2018	67,191	(10,729)	(52,362)	4,100
Cumulative effect of ASU 2018-02, adopted October 1, 2018	(2,199)	—	—	(2,199)
Current-period other comprehensive (loss) gain	(240,776)	(29,004)	(114,856)	(384,636)
Amounts reclassified from AOCI related to derivative instruments	3,754	—	—	3,754
Net current-period other comprehensive (loss) gain	(239,221)	(29,004)	(114,856)	(383,081)
Balance at September 30, 2019	$(172,030)	$(39,733)	$(167,218)	$(378,981)

(1)	Unrealized gain (loss) represents derivative instruments, net of taxes of $69,660, $(33,923) and $(20,663) for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

(2)
Defined benefit pension plan and other post-retirement plan activity represents pension liability adjustments, net of taxes of $8,513, $(1,487) and $(4,130) for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.

A summary of reclassifications out of accumulated other comprehensive (loss) income for the fiscal years ended September 30, 2019 and 2018 is provided below (in thousands):

	Amount Reclassified
	Fiscal Years Ended September 30,
Description of reclassifications out of accumulated other comprehensive (loss) income	2019	2018
Amortization from redesignated interest rate swap and cap agreements(1)	$3,060	$3,443
Losses from settlement of foreign currency forward exchange contracts(2)	(20)	—
Deferred tax expense (benefit) on reclassifications out of accumulated other comprehensive (loss) income	714	(809)
Losses reclassified into earnings, net of tax	$3,754	$2,634

(1)	This component of accumulated other comprehensive (loss) income is included in interest expense (see Note 21, “Derivatives and Hedging Activities,” for additional information).

(2)	This component of accumulated other comprehensive (loss) income is included in net sales (see Note 21, “Derivatives and Hedging Activities,” for additional information).

23.    DISCONTINUED OPERATIONS
Current Year Divestitures
On July 21, 2019, TransDigm entered into a binding offer (the “Put Agreement”) with Eaton Corporation plc (“Eaton”) for the acquisition by Eaton of the shares of Souriau SAS, Souriau USA Inc. and Sunbank Family of Companies LLC which comprise the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”). Pursuant to the terms of the Put Agreement, after completion of the consultation process with the French works council, TransDigm has the right to require Eaton to enter into a securities purchase agreement (the “Purchase Agreement”) providing for the purchase by Eaton from TransDigm of the shares of Souriau-Sunbank. The Purchase Agreement was entered into by the parties on October 28, 2019. Pursuant to the terms of the Purchase Agreement, Eaton will purchase the shares of the Souriau-Sunbank for a cash purchase price of approximately $920 million.
The transaction is subject to execution and delivery of the Purchase Agreement and other definitive agreements, the satisfaction or waiver of customary closing conditions and receipt of required regulatory approvals, all of which have been received other than the French foreign investment approval. The parties expect to complete the transaction during the first quarter of fiscal 2020.
Souriau-Sunbank, which is a reporting unit within TransDigm’s Non-aviation segment, is classified as held-for-sale as of September 30, 2019. The divestiture represents a strategic shift in TransDigm’s business and, in accordance with US GAAP, qualify as discontinued operations. Therefore, the results of operations of Souriau-Sunbank are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired.
On September 20, 2019, TransDigm completed the divestiture of its Esterline Interface Technology (“EIT”) group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million. EIT was acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation in March 2019 and was included in TransDigm’s Non-aviation segment. The divestiture represents a strategic shift in TransDigm’s business and, in accordance with US GAAP, qualify as discontinued operations. Therefore, the results of operations of EIT are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired.
The income from discontinued operations was $50.4 million in the consolidated statements of income for the fiscal year ended September 30, 2019. Cash related to discontinued operations, which has been excluded from the consolidated statement of cash flows, includes net cash provided by operating activities of $35.3 million and net cash used in investing activities of $10.6 million. The following is the summarized operating results for Souriau-Sunbank and EIT for the fiscal year ended September 30, 2019 (in thousands):

	Fiscal Year Ended September 30, 2019
	Souriau-Sunbank	EIT	Total
Net sales	$199,356	$94,619	$293,975
(Loss) income from discontinued operations before income taxes	(17,176)	17,112	(64)
Income tax benefit (expense)	14,254	(1,131)	13,123
(Loss) income from discontinued operations, net of tax, including noncontrolling interests	(2,922)	15,981	13,059
Gain from sale of discontinued operations, net of tax	—	37,619	37,619
Less: Income attributable to noncontrolling interests	(98)	(148)	(246)
(Loss) income from discontinued operations, net of tax	$(3,020)	$53,452	$50,432

At September 30, 2019, Souriau-Sunbank’s assets held-for-sale and liabilities held-for-sale are $962.1 million and $156.7 million, respectively. Under US GAAP, assets held for sale are to be reported at lower of its carrying amount or fair value less cost to sell. The following is the summarized balance sheet of Souriau-Sunbank’s assets held-for-sale and liabilities held-for-sale as of September 30, 2019 (in thousands):

Assets and Liabilities of Discontinued Operations Held-for-Sale	Fiscal Year Ended September 30, 2019
Cash and cash equivalents	$28,545
Trade accounts receivable—Net	66,619
Inventories—Net	87,919
Prepaid expenses and other	1,740
Property, plant and equipment—Net	100,759
Goodwill	480,310
Other intangibles—Net	194,483
Other	1,754
Total assets of discontinued operations	$962,129

Accounts payable	$33,338
Accrued liabilities	55,031
Long-term debt	5,793
Deferred income taxes	41,769
Other	20,808
Total liabilities of discontinued operations	$156,739

Prior Year Divestitures
In connection with the settlement of a Department of Justice investigation into the competitive effects of the acquisition, during the fourth quarter of 2017, the Company committed to dispose of the Schroth business. Therefore, Schroth was classified as held-for-sale as of September 30, 2017. The results of operations of Schroth are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was paid on July 6, 2018. The Company previously acquired Schroth in February 2017.
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

	Fiscal Years Ended September 30,
	2018	2017
Net sales	$11,808	$24,590
Income (loss) from discontinued operations before income taxes	354	(5,709)
Loss on classification as held-for-sale before income taxes	—	(32,000)
Income tax benefit	2,016	6,055
Income (loss) from discontinued operations, net of tax	2,370	(31,654)
Loss on sale of discontinued operations, net of tax	(6,844)	—
Loss from discontinued operations, net of tax	$(4,474)	$(31,654)

24.    COMMITMENTS AND CONTINGENCIES
On August 8, 2019, a fire caused significant damage to the Niort, France operating facility of Leach International Europe, which is a subsidiary of TransDigm acquired via the Esterline acquisition.  Leach International Europe’s results are reported within the Company’s Power & Control segment. The facility as well as certain machinery, equipment and inventory sustained damage. The Company suspended operations at the Niort facility as a result of the fire; however, it is in the process of transferring certain operations to temporary facilities while the facility is rebuilt, which is the rebuilding of the facility is expected to take up to 18 months.
The Company’s insurance covers damage to the facility, equipment, inventory, and other assets, at replacement cost, as well as business interruption, and recovery-related expenses caused by the fire, subject to a $1 million deductible and certain sub-limits based on the nature of the covered item.  Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory will not be recorded until all contingencies relating to the claim have been resolved. The timing of and amounts of ultimate insurance recoveries is not known at this time.
For the fiscal year ended September 30, 2019, the Company recorded fire-related expense of $2.4 million, net of insurance recovery receivable, and is recorded within other expense in the consolidated statement of income.

25.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 29, 2018	Second Quarter Ended March 30, 2019	Third Quarter Ended June 29, 2019	Fourth Quarter Ended September 30, 2019
	(in thousands, except per share amounts)
Fiscal Year Ended September 30, 2019(1)
Net sales(2)	$993,302	$1,167,520	$1,521,061	$1,541,320
Gross profit(2)	564,116	649,964	713,109	882,082
Income from continuing operations, net of tax(2)	196,042	200,021	127,659	317,157
Income from discontinued operations, net of tax(2)	—	2,611	16,951	30,870
Net income attributable to noncontrolling interests(2)	—	(224)	(160)	(1,157)
Net income attributable to TD Group(2)	$196,042	$202,408	$144,450	$346,870
Net earnings per share from continuing operations—basic and diluted(3)	$3.05	$3.55	$2.27	$4.08
Net earnings per share from discontinued operations—basic and diluted(3)	—	0.05	0.30	0.55
Net earnings per share(3)	$3.05	$3.60	$2.57	$4.63

	First Quarter Ended December 30, 2017	Second Quarter Ended March 31, 2018	Third Quarter Ended June 30, 2018	Fourth Quarter Ended September 30, 2018
	(in thousands, except per share amounts)
Fiscal Year Ended September 30, 2018(1)
Net sales(2)	$847,960	$933,070	$980,662	$1,049,434
Gross profit(2)	476,650	534,074	569,520	597,266
Income from continuing operations, net of tax(2)	312,011	201,840	217,391	230,294
Income (loss) from discontinued operations, net of tax(2)	2,764	(5,562)	(145)	(1,531)
Net income attributable to TD Group(2)	$314,775	$196,278	$217,246	$228,763
Net earnings per share from continuing operations—basic and diluted(3)	$4.60	$3.63	$3.91	$4.14
Net earnings (loss) per share from discontinued operations—basic and diluted(3)	0.05	(0.10)	—	(0.03)
Net earnings per share(3)	$4.65	$3.53	$3.91	$4.11

(1)
Results adjusted to reflect amounts reclassified to discontinued operations due to the Company’s classification of Souriau-Sunbank and EIT at September 30, 2019, and Schroth at September 30, 2017, as discontinued operations. See Note 23, “Discontinued Operations,” for additional information.

(2)	The Company’s operating results include the results of operations of acquisitions from the effective date of each acquisition. See Note 2 “Acquisitions and Divestitures,” for additional details.

(3)	The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to the weighted average number of shares outstanding in each quarter.

26.    SUBSEQUENT EVENTS
On October 29, 2019, the Company entered into a purchase agreement in connection with a private offering of $2.65 billion aggregate principal amount in 5.50% senior subordinated notes due November 15, 2027. The settlement of the debt financing transaction occurred on November 13, 2019. The notes were issued at a price of 100% of their principal amount. The Company will use a portion of the net proceeds from the offering of the notes to redeem all of its outstanding (aggregate principal amount of $1.15 billion) 2022 Notes. The remaining net proceeds will be used for general corporate purposes, which may include potential future acquisitions, dividends or repurchases under its stock repurchase program.
27.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm Inc.’s 2022 Notes, 2024 Notes, 2025 Notes, 6.375% 2026 Notes, 2026 Secured Notes and 2027 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK Holdings plc ("TransDigm UK") and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the applicable Indentures. TransDigm UK's 6.875% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and TransDigm Inc.'s Domestic Restricted Subsidiaries as defined in the applicable indenture. The following supplemental consolidating financial information presents, in separate columns, the balance sheets of the Company as of September 30, 2019 and September 30, 2018 and its statements of income and comprehensive income and cash flows for the fiscal years ended September 30, 2019, 2018 and 2017 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, excluding TransDigm UK, (iii) TransDigm UK (iv) the Subsidiary Guarantors (other than TransDigm UK) on a combined basis, (v) Non-Guarantor Subsidiaries and (vi) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2019
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	Transdigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29	$1,092,209	$280	$(12,263)	$387,231	$—	$1,467,486
Trade accounts receivable—Net	—	—	—	172,099	895,504	—	1,067,603
Inventories—Net	—	52,291	—	879,681	315,966	(15,289)	1,232,649
Assets held-for-sale	—	—	—	206,419	755,710	—	962,129
Prepaid expenses and other	—	27,175	—	45,220	62,985	—	135,380
Total current assets	29	1,171,675	280	1,291,156	2,417,396	(15,289)	4,865,247
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(2,894,934)	14,729,513	974,663	16,373,195	6,898,707	(36,081,144)	—
PROPERTY, PLANT AND EQUIPMENT—NET	—	16,971	—	513,337	226,449	—	756,757
GOODWILL	—	82,924	—	5,544,529	2,192,650	—	7,820,103
OTHER INTANGIBLE ASSETS—NET	—	25,444	—	2,063,944	654,432	—	2,743,820
OTHER	—	5,364	—	33,931	29,509	—	68,804
TOTAL ASSETS	$(2,894,905)	$16,031,891	$974,943	$25,820,092	$12,419,143	$(36,096,433)	$16,254,731
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$75,688	$—	$1,020	$3,505	$—	$80,213
Short-term borrowings—trade receivable securitization facility	—	—	—	—	349,519	—	349,519
Accounts payable	—	16,517	—	160,793	99,280	—	276,590
Accrued liabilities	—	215,562	12,892	237,026	210,215	—	675,695
Liabilities held-for-sale	—	—	—	22,306	134,433	—	156,739
Total current liabilities	—	307,767	12,892	421,145	796,952	—	1,538,756
LONG-TERM DEBT	—	15,893,314	491,331	49,240	35,336	—	16,469,221
DEFERRED INCOME TAXES	—	—	—	346,456	94,361	—	440,817
OTHER NON-CURRENT LIABILITIES	—	315,262	—	232,520	143,238	—	691,020
Total liabilities	—	16,516,343	504,223	1,049,361	1,069,887	—	19,139,814
TD GROUP STOCKHOLDERS’ (DEFICIT) EQUITY	(2,894,905)	(484,452)	470,720	24,770,731	11,339,434	(36,096,433)	(2,894,905)
NONCONTROLLING INTEREST	—	—	—	—	9,822	—	9,822
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,894,905)	$16,031,891	$974,943	$25,820,092	$12,419,143	$(36,096,433)	$16,254,731

TRANSDIGM GROUP INCORPORATED
CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$389	$1,821,437	$125	$(1,763)	$252,829	$—	$2,073,017
Trade accounts receivable—Net	—	—	—	40,916	663,394	—	704,310
Inventories—Net	—	45,262	—	648,574	115,913	(4,457)	805,292
Prepaid expenses and other	—	16,231	—	47,020	11,417	—	74,668
Total current assets	389	1,882,930	125	734,747	1,043,553	(4,457)	3,657,287
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(1,808,860)	10,459,497	1,099,886	8,928,726	2,160,236	(20,839,485)	—
PROPERTY, PLANT AND EQUIPMENT—NET	—	15,562	—	319,567	53,204	—	388,333
GOODWILL	—	97,002	—	5,466,148	660,140	—	6,223,290
OTHER INTANGIBLE ASSETS—NET	—	31,362	—	1,514,983	242,059	—	1,788,404
OTHER	—	104,633	—	29,805	5,715	—	140,153
TOTAL ASSETS	$(1,808,471)	$12,590,986	$1,100,011	$16,993,976	$4,164,907	$(20,843,942)	$12,197,467
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$75,817	$—	$—	$—	$—	$75,817
Short-term borrowings—trade receivable securitization facility	—	—	—	—	299,519	—	299,519
Accounts payable	—	18,470	—	115,735	39,398	—	173,603
Accrued liabilities	—	118,600	13,274	162,618	56,951	—	351,443
Total current liabilities	—	212,887	13,274	278,353	395,868	—	900,382
LONG-TERM DEBT	—	12,011,166	490,780	—	—	—	12,501,946
DEFERRED INCOME TAXES	—	345,357	—	(2,329)	56,468	—	399,496
OTHER NON-CURRENT LIABILITIES	—	77,573	—	104,829	21,712	—	204,114
Total liabilities	—	12,646,983	504,054	380,853	474,048	—	14,005,938
TD GROUP STOCKHOLDERS’ (DEFICIT) EQUITY	(1,808,471)	(55,997)	595,957	16,613,123	3,690,859	(20,843,942)	(1,808,471)
NONCONTROLLING INTEREST	—	—	—	—	—	—	—
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(1,808,471)	$12,590,986	$1,100,011	$16,993,976	$4,164,907	$(20,843,942)	$12,197,467

TRANSDIGM GROUP INCORPORATED
CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2019
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$186,360	$—	$4,103,848	$1,105,379	$(172,384)	$5,223,203
COST OF SALES	—	109,414	—	1,771,217	705,685	(172,384)	2,413,932
GROSS PROFIT	—	76,946	—	2,332,631	399,694	—	2,809,271
SELLING AND ADMINISTRATIVE EXPENSES	—	258,465	14	348,928	140,366	—	747,773
AMORTIZATION OF INTANGIBLE ASSETS	—	925	—	98,868	35,159	—	134,952
(LOSS) INCOME FROM OPERATIONS	—	(182,444)	(14)	1,884,835	224,169	—	1,926,546
INTEREST EXPENSE (INCOME)—NET	—	855,325	35,420	(11,638)	(19,354)	—	859,753
REFINANCING COSTS	—	2,745	268	—	—	—	3,013
OTHER (INCOME) EXPENSE	—	(71,003)	89,539	(590,135)	572,514	—	915
EQUITY IN INCOME OF SUBSIDIARIES	(889,770)	(1,866,584)	—	—	—	2,756,354	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	889,770	897,073	(125,241)	2,486,608	(328,991)	(2,756,354)	1,062,865
INCOME TAX PROVISION	—	—	—	187,331	34,655	—	221,986
INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTERESTS	889,770	897,073	(125,241)	2,299,277	(363,646)	(2,756,354)	840,879
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(7,303)	—	—	57,735	—	50,432
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	889,770	889,770	(125,241)	2,299,277	(305,911)	(2,756,354)	891,311
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	(1,541)	—	(1,541)
NET INCOME (LOSS) ATTRIBUTABLE TO TD GROUP	$889,770	$889,770	$(125,241)	$2,299,277	$(307,452)	$(2,756,354)	$889,770
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(383,081)	(278,353)	—	10,204	(147,493)	415,642	(383,081)
TOTAL COMPREHENSIVE INCOME (LOSS)	$506,689	$611,417	$(125,241)	$2,309,481	$(454,945)	$(2,340,712)	$506,689

TRANSDIGM GROUP INCORPORATED
CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$163,348	$—	$3,118,032	$610,688	$(80,942)	$3,811,126
COST OF SALES	—	94,387	—	1,253,018	367,153	(80,942)	1,633,616
GROSS PROFIT	—	68,961	—	1,865,014	243,535	—	2,177,510
SELLING AND ADMINISTRATIVE EXPENSES	—	110,405	—	425,736	(86,465)	—	449,676
AMORTIZATION OF INTANGIBLE ASSETS	—	1,261	—	62,915	8,278	—	72,454
(LOSS) INCOME FROM OPERATIONS	—	(42,705)	—	1,376,363	321,722	—	1,655,380
INTEREST EXPENSE (INCOME)—NET	—	678,155	6,943	1,308	(23,398)	—	663,008
REFINANCING COSTS	—	6,300	96	—	—	—	6,396
OTHER (INCOME) EXPENSE	—	(1,718)	—	(156,284)	158,421	—	419
EQUITY IN INCOME OF SUBSIDIARIES	(957,062)	(1,306,511)	—	—	—	2,263,573	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	957,062	581,069	(7,039)	1,531,339	186,699	(2,263,573)	985,557
INCOME TAX PROVISION	—	(375,993)	—	379,665	20,349	—	24,021
INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTERESTS	957,062	957,062	(7,039)	1,151,674	166,350	(2,263,573)	961,536
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(2,427)	(2,047)	—	(4,474)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	957,062	957,062	(7,039)	1,149,247	164,303	(2,263,573)	957,062
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO TD GROUP	$957,062	$957,062	$(7,039)	$1,149,247	$164,303	$(2,263,573)	$957,062
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	89,243	95,076	—	8,491	(17,837)	(85,730)	89,243
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,046,305	$1,052,138	$(7,039)	$1,157,738	$146,466	$(2,349,303)	$1,046,305

TRANSDIGM GROUP INCORPORATED
CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$143,631	$—	$2,911,950	$535,129	$(86,424)	$3,504,286
COST OF SALES	—	79,403	—	1,191,770	333,985	(85,499)	1,519,659
GROSS PROFIT	—	64,228	—	1,720,180	201,144	(925)	1,984,627
SELLING AND ADMINISTRATIVE EXPENSES	69	99,558	—	277,083	35,845	—	412,555
AMORTIZATION OF INTANGIBLE ASSETS	—	1,003	—	80,053	8,170	—	89,226
(LOSS) INCOME FROM OPERATIONS	(69)	(36,333)	—	1,363,044	157,129	(925)	1,482,846
INTEREST EXPENSE (INCOME)—NET	—	614,353	—	(1,248)	(10,516)	—	602,589
REFINANCING COSTS	—	39,807	—	—	—	—	39,807
OTHER (INCOME) EXPENSE	—	(1,881)	—	7,736	(2,835)	—	3,020
EQUITY IN INCOME OF SUBSIDIARIES	(596,956)	(1,318,945)	—	—	—	1,915,901	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	596,887	630,333	—	1,356,556	170,480	(1,916,826)	837,430
INCOME TAX PROVISION	—	33,377	—	156,251	19,261	—	208,889
INCOME (LOSS) FROM CONTINUING OPERATIONS INCLUDING NONCONTROLLING INTERESTS	596,887	596,956	—	1,200,305	151,219	(1,916,826)	628,541
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(9,496)	(22,158)	—	(31,654)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	596,887	596,956	—	1,190,809	129,061	(1,916,826)	596,887
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO TD GROUP	$596,887	$596,956	$—	$1,190,809	$129,061	$(1,916,826)	$596,887
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	64,644	31,603	—	16,310	58,856	(106,769)	64,644
TOTAL COMPREHENSIVE INCOME (LOSS)	$661,531	$628,559	$—	$1,207,119	$187,917	$(2,023,595)	$661,531

TRANSDIGM GROUP INCORPORATED
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2019
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(868,208)	$(249,794)	$2,449,925	$(327,283)	$10,832	$1,015,472
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	—	(3,608)	—	(97,220)	(763)	—	(101,591)
Payments made in connection with acquisitions	—	(3,923,850)	—	(52,305)	—	—	(3,976,155)
Proceeds in connection with sale of discontinued operations	—	188,766	—	—	—	—	188,766
Net cash used in investing activities	—	(3,738,692)	—	(149,525)	(763)	—	(3,888,980)
FINANCING ACTIVITIES:
Intercompany activities	1,629,984	21,960	250,986	(2,310,900)	418,802	(10,832)	—
Proceeds from exercise of stock options	81,875	—	—	—	—	—	81,875
Special dividends and dividend equivalent payments	(1,712,219)	—	—	—	—	—	(1,712,219)
Repayment on term loans	—	(76,428)	—	—	—	—	(76,428)
Proceeds from senior secured notes due 2026, net	—	3,935,567	—	—	—	—	3,935,567
Proceeds from senior subordinated notes, net	—	544,248	—	—	—	—	544,248
Cash tender and redemption of senior subordinated notes due 2020	—	(550,000)	—	—	—	—	(550,000)
Proceeds from trade receivable securitization facility, net	—	—	—	—	49,423	—	49,423
Financing fees and other	—	2,325	(1,037)	—	(2,401)	—	(1,113)
Net cash (used in) provided by financing activities	(360)	3,877,672	249,949	(2,310,900)	465,824	(10,832)	2,271,353
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	(3,376)	—	(3,376)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(360)	(729,228)	155	(10,500)	134,402	—	(605,531)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	389	1,821,437	125	(1,763)	252,829	—	2,073,017
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29	$1,092,209	$280	$(12,263)	$387,231	$—	$1,467,486

TRANSDIGM GROUP INCORPORATED
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2018
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(386,152)	$6,598	$1,216,263	$183,290	$2,174	$1,022,173
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	—	(2,001)	—	(61,896)	(9,444)	—	(73,341)
Payments made in connection with acquisitions	—	(667,619)	—	—	—	—	(667,619)
Proceeds in connection with sale of discontinued operations	—	57,383	—	—	—	—	57,383
Net cash used in investing activities	—	(612,237)	—	(61,896)	(9,444)	—	(683,577)
FINANCING ACTIVITIES:
Intercompany activities	(3,462)	1,785,796	(496,081)	(1,155,927)	(128,152)	(2,174)	—
Proceeds from exercise of stock options	57,583	—	—	—	—	—	57,583
Special dividends and dividend equivalent payments	(56,148)	—	—	—	—	—	(56,148)
Proceeds from term loans, net	—	12,779,694	—	—	—	—	12,779,694
Repayment on term loans	—	(12,174,305)	—	—	—	—	(12,174,305)
Proceeds from senior subordinated notes, net	—	—	489,608	—	—	—	489,608
Financing fees and other	—	(10,832)	—	—	—	—	(10,832)
Net cash (used in) provided by financing activities	(2,027)	2,380,353	(6,473)	(1,155,927)	(128,152)	(2,174)	1,085,600
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	(1,740)	—	(1,740)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,027)	1,381,964	125	(1,560)	43,954	—	1,422,456
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,416	439,473	—	(203)	208,875	—	650,561
CASH AND CASH EQUIVALENTS, END OF PERIOD	$389	$1,821,437	$125	$(1,763)	$252,829	$—	$2,073,017

TRANSDIGM GROUP INCORPORATED
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2017
(Amounts in thousands)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(69)	$(587,800)	$—	$1,334,099	$42,028	$475	$788,733
INVESTING ACTIVITIES:
Capital expenditures, net of disposals	—	(1,984)	—	(63,305)	(5,724)	—	(71,013)
Payments made in connection with acquisitions	—	(215,990)	—	—	—	—	(215,990)
Net cash used in investing activities	—	(217,974)	—	(63,305)	(5,724)	—	(287,003)
FINANCING ACTIVITIES:
Intercompany activities	2,939,121	(1,682,518)	—	(1,279,805)	23,677	(475)	—
Proceeds from exercise of stock options	21,177	—	—	—	—	—	21,177
Special dividends and dividend equivalent payments	(2,581,552)	—	—	—	—	—	(2,581,552)
Treasury stock purchased	(389,821)	—	—	—	—	—	(389,821)
Proceeds from term loan, net	—	2,937,773	—	—	—	—	2,937,773
Repayment on term loans	—	(1,284,698)	—	—	—	—	(1,284,698)
Proceeds from senior subordinated notes, net	—	300,386	—	—	—	—	300,386
Cash tender and redemption of senior subordinated notes due 2021, including premium	—	(528,847)	—	—	—	—	(528,847)
Proceeds from trade receivable securitization facility, net	—	99,471	—	—	—	—	99,471
Financing fees and other	—	(17,571)	—	—	—	—	(17,571)
Net cash (used in) provided by financing activities	(11,075)	(176,004)	—	(1,279,805)	23,677	(475)	(1,443,682)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	5,519	—	5,519
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,144)	(981,778)	—	(9,011)	65,500	—	(936,433)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,560	1,421,251	—	8,808	143,375	—	1,586,994
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,416	$439,473	$—	$(203)	$208,875	$—	$650,561

*****

TRANSDIGM GROUP INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018, AND 2017
(Amounts in Thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions from Reserve(1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions
Year Ended September 30, 2019
Allowance for uncollectible accounts	$4,674	$5,377	$9,417	$(2,066)	$17,402
Inventory valuation reserves	99,351	17,148	16,980	(9,676)	123,803
Valuation allowance for deferred tax assets	47,249	39,651	30,760	—	117,660
Year Ended September 30, 2018
Allowance for uncollectible accounts	$3,819	$1,498	$989	$(1,632)	$4,674
Reserve for excess and obsolete inventory	79,775	14,998	10,764	(11,039)	94,498
Valuation allowance for deferred tax assets	33,214	14,035	—	—	47,249
Year Ended September 30, 2017
Allowance for uncollectible accounts	$4,414	$1,095	$363	$(2,053)	$3,819
Reserve for excess and obsolete inventory	80,039	17,361	4,254	(21,879)	79,775
Valuation allowance for deferred tax assets	27,286	5,928	—	—	33,214

(1)	The amounts in this column represent charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2019

EXHIBIT NO.	DESCRIPTION
3.190	Certificate of Formation, as amended, of Esterline Georgia US LLC (now known as TREALITY SVS LLC)
3.191	Amended and Restated Limited Liability Company Agreement of TREALITY SVS LLC
3.192	Amended and Restated Certificate of Formation, as amended, of Esterline Federal LLC (now known as ScioTeq LLC)
3.193	Amended and Restated Limited Liability Company Agreement of ScioTeq LLC
3.226	Certificate of Incorporation of TDG ESL Holdings Inc.
3.227	By-laws of TDG ESL Holdings Inc.
4.10	Form of Supplemental Indenture to Add New Guarantors
4.19	Description of Securities
10.26	Form of Stock Option Agreement for options awarded in fiscal 2019*
10.49
Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2019, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group

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

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements and Notes to Consolidated Financial Statements formatted in XBRL.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan contract or arrangement.