Form 10-Q
period 2019-12-28
TransDigm Group INC
filed 2020-02-04
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 28, 2019

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 53,667,940 as of January 26, 2020.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	December 28, 2019	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,194	$1,467
Trade accounts receivable—Net	1,025	1,068
Inventories—Net	1,294	1,233
Assets held-for-sale	—	962
Prepaid expenses and other	139	135
Total current assets	6,652	4,865
PROPERTY, PLANT AND EQUIPMENT—NET	753	757
GOODWILL	7,846	7,820
OTHER INTANGIBLE ASSETS—NET	2,737	2,744
DEFERRED INCOME TAXES	13	—
OTHER	155	69
TOTAL ASSETS	$18,156	$16,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$80	$80
Short-term borrowings—trade receivable securitization facility	350	350
Accounts payable	265	276
Accrued liabilities	2,655	675
Liabilities held-for-sale	—	157
Total current liabilities	3,350	1,538
LONG-TERM DEBT	17,952	16,469
DEFERRED INCOME TAXES	448	441
OTHER NON-CURRENT LIABILITIES	705	691
Total liabilities	22,455	19,139
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 57,792,781 and 57,623,311 at December 28, 2019 and September 30, 2019, respectively	1	1
Additional paid-in capital	1,422	1,379
Accumulated deficit	(4,699)	(3,120)
Accumulated other comprehensive loss	(252)	(379)
Treasury stock, at cost; 4,161,326 shares at December 28, 2019 and September 30, 2019, respectively	(775)	(775)
Total TD Group stockholders’ deficit	(4,303)	(2,894)
NONCONTROLLING INTERESTS	4	10
Total stockholders' deficit	(4,299)	(2,884)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,156	$16,255
See Notes to Condensed Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	December 28, 2019	December 29, 2018
NET SALES	$1,465	$993
COST OF SALES	664	429
GROSS PROFIT	801	564
SELLING AND ADMINISTRATIVE EXPENSES	201	122
AMORTIZATION OF INTANGIBLE ASSETS	40	20
INCOME FROM OPERATIONS	560	422
INTEREST EXPENSE - NET	248	172
REFINANCING COSTS	22	—
OTHER INCOME	(3)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	293	250
INCOME TAX PROVISION	59	54
INCOME FROM CONTINUING OPERATIONS	234	196
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	71	—
NET INCOME	305	196
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—
NET INCOME ATTRIBUTABLE TO TD GROUP	$304	$196
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$119	$172
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations - basic and diluted	$0.83	$3.05
Earnings per share from discontinued operations - basic and diluted	1.24	—
Earnings per share	$2.07	$3.05
Cash dividends declared per common share	$32.50	$—
Weighted-average shares outstanding:
Basic and diluted	57.4	56.3
See Notes to Condensed Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	December 28, 2019	December 29, 2018
Net income	$305	$196
Less: Net income attributable to noncontrolling interests	(1)	—
Net income attributable to TD Group	$304	$196
Other comprehensive income (loss), net of tax:
Foreign currency translation	98	(11)
Unrealized gain (loss) on derivatives	23	(74)
Pensions and other postretirement benefits	6	—
Other comprehensive income (loss), net of tax, attributable to TD Group	127	(85)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$431	$111
See Notes to Condensed Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE, SEPTEMBER 30, 2018	56,895,686	$1	$1,209	$(2,247)	$4	(4,161,326)	$(775)	$—	$(1,808)
Cumulative effect of ASC 606 and ASU 2016-16, adopted October 1, 2018	—	—	—	3	—	—	—	—	3
Accrued unvested dividend equivalents and other	—	—	—	(3)	—	—	—	—	(3)
Compensation expense recognized for employee stock options	—	—	16	—	—	—	—	—	16
Exercise of employee stock options	109,695	—	14	—	—	—	—	—	14
Net income attributable to TD Group	—	—	—	196	—	—	—	—	196
Foreign currency translation adjustments, net of tax	—	—	—	—	(11)	—	—	—	(11)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(74)	—	—	—	(74)
BALANCE, DECEMBER 29, 2018	57,005,381	$1	$1,239	$(2,051)	$(81)	(4,161,326)	$(775)	$—	$(1,667)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE, SEPTEMBER 30, 2019	57,623,311	$1	$1,379	$(3,120)	$(379)	(4,161,326)	$(775)	$10	$(2,884)
Noncontrolling interests attributable to divestiture	—	—	—	—	—	—	—	(6)	(6)
Special dividends and vested dividend equivalents declared	—	—	—	(1,864)	—	—	—	—	(1,864)
Accrued unvested dividend equivalents and other	—	—	—	(19)	—	—	—	—	(19)
Compensation expense recognized for employee stock options	—	—	23	—	—	—	—	—	23
Exercise of employee stock options	169,470	—	20	—	—	—	—	—	20
Net income attributable to TD Group	—	—	—	304	—	—	—	—	304
Foreign currency translation adjustments, net of tax	—	—	—	—	98	—	—	—	98
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	23	—	—	—	23
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	6	—	—	—	6
BALANCE, DECEMBER 28, 2019	57,792,781	$1	$1,422	$(4,699)	$(252)	(4,161,326)	$(775)	$4	$(4,299)
See Notes to Condensed Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	December 28, 2019	December 29, 2018
OPERATING ACTIVITIES:
Net income	$305	$196
Net income from discontinued operations	(71)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29	15
Amortization of intangible assets	40	20
Amortization of debt issuance costs, original issue discount and premium	8	6
Amortization of inventory step-up	—	4
Amortization of loss contract reserves	(11)	(2)
Refinancing costs	22	—
Non-cash equity compensation	26	18
Deferred income taxes	(2)	—
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	51	45
Inventories	(69)	(29)
Income taxes receivable/payable	30	52
Other assets	(5)	(9)
Accounts payable	(14)	3
Accrued interest	88	21
Accrued and other liabilities	6	(10)
Net cash provided by operating activities	433	330
INVESTING ACTIVITIES:
Capital expenditures	(27)	(24)
Payments made in connection with acquisitions, net of cash acquired	—	(29)
Proceeds in connection with the sale of discontinued operations, net	904	—
Net cash provided by (used in) investing activities	877	(53)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	20	14
Dividend equivalent payments	(64)	(24)
Redemption of senior subordinated notes due 2022, net	(1,168)	—
Proceeds from 5.50% senior subordinated notes due 2027, net	2,625	—
Other, net	1	—
Net cash provided by (used in) financing activities	1,414	(10)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3	(3)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,727	264
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,467	2,073
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,194	$2,337
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$155	$154
Cash paid during the period for income taxes, net of refunds	$29	$2
See Notes to Condensed Consolidated Financial Statements.

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEK PERIODS ENDED DECEMBER 28, 2019 AND DECEMBER 29, 2018
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2019 included in TD Group’s Form 10-K filed on November 19, 2019. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”). The September 30, 2019 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 28, 2019 are not necessarily indicative of the results to be expected for the full year.
Certain prior year amounts have been reclassified to conform to the current year presentation.
3.    ACQUISITIONS AND DIVESTITURES
During the fiscal year ended September 30, 2019, the Company completed the acquisitions of Esterline Technologies Corporation ("Esterline") and substantially all of the assets and technical data rights of the Stormscope product line from L3Harris Technologies, Inc. ("Stormscope") and NavCom Defense Electronics ("NavCom"). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. As of December 28, 2019, the one year measurement period is open for Esterline and Stormscope; therefore, the assets acquired and liabilities assumed related to these acquisitions are subject to adjustment until the end of their respective one year measurement periods.
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

Acquisitions
Esterline – On March 14, 2019, TransDigm completed the acquisition of all the outstanding stock of Esterline for $122.50 per share in cash, plus the payoff of Esterline debt. The purchase price, net of cash acquired of approximately $398.2 million, totaled approximately $3,923.9 million. Of the $3,923.9 million purchase price, $3,536.3 million was paid at closing and the remaining $387.6 million was classified as restricted cash for the redemption of the outstanding senior notes due 2023 (herein the "2023 Notes"). The 2023 Notes were redeemed on April 15, 2019. Esterline, through its subsidiaries, was an industry leader in specialized manufacturing for the aerospace and defense industry primarily within three core disciplines: advanced materials, avionics and controls and sensors and systems. The acquisition of Esterline expands TransDigm's platform of proprietary and sole source content for the aerospace and defense industry. TransDigm evaluated the strategic fit and description of each Esterline reporting unit to determine the appropriate business segment for the reporting unit. Each Esterline reporting unit is included in one of TransDigm's segments: Power and Control, Airframe, or Non-aviation. Refer to Note 13, "Segments," for additional information about the Company's segments.
The total purchase price of Esterline was allocated to the underlying assets acquired and liabilities assumed based upon management’s estimated fair values at the date of acquisition. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. Allocations are based on the acquisition method of accounting and in-process third-party valuation appraisals. Given the complexity of the Esterline acquisition, the allocation of the purchase price is preliminary and will be finalized by the end of the one year measurement period permissible under US GAAP.
Except where otherwise noted in the notes to the condensed consolidated financial statements, changes in balances and activity where comparable periods are presented in the condensed consolidated financial statements were generally driven by the Esterline acquisition.
The preliminary allocation of the fair value of the Esterline acquisition as of the acquisition date of March 14, 2019 is summarized in the table below (presented in millions).

Assets acquired:
Trade accounts receivable	$387
Inventories	589
Prepaid expenses and other	422
Property, plant, and equipment	469
Other intangible assets	1,300
Goodwill	2,190
Other	22
Total assets acquired	5,379
Liabilities assumed:
Accounts payable	146
Accrued liabilities	715
Other non-current liabilities	594
Total liabilities assumed	1,455
Net assets acquired	$3,924

The Company currently expects that of the approximately $2.2 billion of goodwill recognized for the acquisition, approximately $25.6 million will be deductible for tax purposes. Also, of the approximately $1.3 billion of other intangible assets recognized for the acquisition, the Company currently expects that approximately $48.9 million will be deductible for tax purposes.
In connection with the Esterline acquisition, we acquired existing long-term contracts with customers that were incurring gross margin losses as of the date of acquisition. Based on our review of these contracts, we concluded that the terms of certain contracts were unfavorable when compared to market terms as of the acquisition date. As a result, we recognized loss contract reserves as of the acquisition date of $268.4 million based on the present value of the difference between the contractual cash flows of the existing long-term contracts and the estimated cash flows had the contracts been executed at market terms as of the acquisition date. As of September 30, 2019, we reclassified $9.3 million in loss contract reserves to liabilities held-for-sale, as it pertained to Souriau-Sunbank. Significant assumptions used to determine the fair value of the loss contract reserves using the discounted cash flow model include discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. These significant assumptions are forward looking and could be affected by future economic and market conditions. The loss contract reserves are amortized and recorded as an offset to cost of sales over the life of the contracts as actual sales occur under the long-term contracts. Approximately $9.1 million was amortized and recorded as an offset to cost of sales in the condensed consolidated statement of income for the thirteen week period ended December 28, 2019. Total loss contract reserves related to the Esterline acquisition are $222.5 million and $231.8 million at December 28, 2019 and September 30, 2019, respectively, of which $71.9 million and $60.0 million is classified in accrued liabilities and $150.6 million and $171.8 million is classified in other non-current liabilities in the condensed consolidated balance sheets at December 28, 2019 and September 30, 2019, respectively.
Extant Acquisitions – On August 30, 2019, the Company's Extant subsidiary completed the acquisition of substantially all of the assets and technical data rights of the Stormscope product line from L3Harris Technologies, Inc. for approximately $20 million in cash. Stormscope is a lightning detection system for the general aviation and business jet markets. Stormscope is included as a product line of Extant, which is included in TransDigm's Power and Control segment. The Company expects that approximately $11.1 million of goodwill recognized for the acquisition and approximately $7.5 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.
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
Pro forma net sales and results of operations for the Extant acquisitions had they occurred at the beginning of the applicable thirteen week periods ended December 28, 2019 or December 29, 2018 are not material and, accordingly, are not provided.
Divestitures
Souriau-Sunbank – On December 20, 2019, TransDigm completed the divestiture of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) with Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019.
Esterline Interface Technology Group – On September 20, 2019, TransDigm completed the divestiture of its Esterline Interface Technology (“EIT”) group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million. EIT was acquired by TransDigm as part of its acquisition of Esterline in March 2019.
Refer to Note 18, "Discontinued Operations," for further information on the Company's divestitures.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with a term of more than 12 months. ASU 2016-02 was effective for the Company on October 1, 2019, and required a modified retrospective application. In July 2018, the FASB issued ASU 2018-11, “Leases (ASC 842) Targeted Improvements,” which provided an additional transition method that allowed entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. The Company has completed the necessary changes to the consolidated financial statements and related disclosures, internal controls, financial policies and information systems. On October 1, 2019, the Company adopted ASC 842 and related amendments using the modified retrospective method. Results for reporting periods beginning after October 1, 2019, are presented under ASC 842, while prior period amounts continue to be reported under ASC 840, “Leases." The Company elected to apply the package of practical expedients permitted within the new standard, which among other things, allows the carry forward of historical lease classification of existing leases. Additionally, the adoption of the new standard resulted in the recording of lease assets and lease liabilities for operating leases of $99 million and $105 million, respectively, as of October 1, 2019. The effects of our transition to ASC 842 resulted in no cumulative adjustment to retained earnings in the period of adoption. The adoption of the standard did not have a material impact on our condensed consolidated statements of income or cash flows. Refer to Note 16, "Leases," for additional information.
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
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify US GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
5.    REVENUE RECOGNITION
TransDigm's sales are concentrated in the aerospace industry. The Company’s customers include: distributors of aerospace components, commercial airlines, large commercial transport and regional and business aircraft OEMs, various armed forces of the United States and friendly foreign governments, defense OEMs, system suppliers, and various other industrial customers.
The majority of the Company's revenue is recorded at a point in time. Revenue is recognized from the sale of products when control transfers to the customer, which is demonstrated by our right to payment, a transfer of title, a transfer of the risk and rewards of ownership, or the customer acceptance, but most frequently upon shipment where the customer obtains physical possession of the goods.
In some contracts, the Company found that control transferred to the customer over time, primarily in contracts where the customer is required to pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit relative to the work performed for products that were customized for the customer. Therefore, we recognize revenue over time for those agreements that have a right to margin and where the products being produced have no alternative use.
Based on our production cycle, it is generally expected that goods related to the revenue will be shipped and billed within the current year. For revenue recognized over time, we estimate the amount of revenue attributable to a contract earned at a given point during the production cycle based on certain costs, such as materials and labor incurred to date, plus the expected profit, which is a cost-to-cost input method.
The Company’s payment terms vary by the type and location of the customer and the products or services offered. The Company does not offer any payment terms that would meet the requirements for consideration as a significant financing component.
Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales in the condensed consolidated statements of income, and are not considered a performance obligation to our customers.
The Company pays sales commissions that relate to contracts for products or services that are satisfied at a point in time or over a period of one year or less and are expensed as incurred. These costs are reported as a component of selling and administrative expenses in the unaudited condensed consolidated statements of income.

Contract Assets and Liabilities - Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing or reimbursable costs related to a specific contract. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. The following table summarizes our contract assets and liabilities balances (in millions):

	December 28, 2019	September 30, 2019	Change
Contract assets, current (1)	$43	$44	$(1)
Contract assets, non-current (2)	6	7	(1)
Total contract assets	49	51	(2)
Contract liabilities, current (3)	18	18	—
Contract liabilities, non-current (4)	16	13	3
Total contract liabilities	34	31	3
Net contract assets	$15	$20	$(5)

(1)	Included in prepaid expenses and other on the condensed consolidated balance sheets.

(2)	Included in other non-current assets on the condensed consolidated balance sheets.

(3)	Included in accrued liabilities on the condensed consolidated balance sheets.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheets.
For the thirteen week period ended December 28, 2019, the revenue recognized that was previously included in contract liabilities was not material.
Refer to Note 13, “Segments,” for disclosures related to the disaggregation of revenue.
6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended
	December 28, 2019	December 29, 2018
Numerator for earnings per share:
Income from continuing operations	$234	$196
Less: Net income attributable to noncontrolling interests	(1)	—
Net income from continuing operations attributable to TD Group	233	196
Less: Special dividends declared or paid on participating securities	(185)	(24)
	48	172
Income from discontinued operations, net of tax	71	—
Net income applicable to TD Group common stockholders - basic and diluted	$119	$172
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	53.6	52.8
Vested options deemed participating securities	3.8	3.5
Total shares for basic and diluted earnings per share	57.4	56.3

Earnings per share from continuing operations - basic and diluted	$0.83	$3.05
Earnings per share from discontinued operations - basic and diluted	1.24	—
Earnings per share	$2.07	$3.05

7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	December 28, 2019	September 30, 2019
Raw materials and purchased component parts	$858	$805
Work-in-progress	373	360
Finished goods	197	192
Total	1,428	1,357
Reserves for excess and obsolete inventory	(134)	(124)
Inventories - Net	$1,294	$1,233

8.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in millions):

	December 28, 2019			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$957	$—	$957	$956	$—	$956
Technology	1,840	519	1,321	1,806	496	1,310
Order backlog	93	51	42	107	45	62
Customer relationships	443	35	408	438	30	408
Other	18	9	9	17	9	8
Total	$3,351	$614	$2,737	$3,324	$580	$2,744

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended December 28, 2019 and December 29, 2018 was approximately $39.9 million and $20.0 million, respectively. The estimated amortization expense is $171.9 million for fiscal year 2020, $115.2 million for fiscal year 2021, and $114.7 million for each of the four succeeding fiscal years 2022 through 2025.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2019 through December 28, 2019 (in millions):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2019	$4,121	$3,598	$101	$7,820
Purchase price allocation adjustments	(106)	106	(3)	(3)
Currency translation adjustment	12	16	1	29
Balance at December 28, 2019	$4,027	$3,720	$99	$7,846

9.    DEBT
The Company’s debt consists of the following (in millions):

	December 28, 2019
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,524	$(56)	$(16)	$7,452
6.50% senior subordinated notes due 2024 (2024 Notes)	1,200	(5)	—	1,195
6.50% senior subordinated notes due 2025 (2025 Notes)	750	(3)	3	750
6.375% senior subordinated notes due 2026 (6.375% 2026 Notes)	950	(7)	—	943
6.875% senior subordinated notes due 2026 (6.875% 2026 Notes)	500	(5)	(3)	492
6.25% secured notes due 2026 (2026 Secured Notes)	4,000	(57)	2	3,945
7.50% senior subordinated notes due 2027 (7.50% 2027 Notes)	550	(5)	—	545
5.50% senior subordinated notes due 2027 (5.50% 2027 notes	2,650	(23)	—	2,627
Government refundable advances	31	—	—	31
Finance lease obligations	52	—	—	52
	18,207	(161)	(14)	18,032
Less current portion	81	(1)	—	80
Long-term debt	$18,126	$(160)	$(14)	$17,952

	September 30, 2019
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,524	$(58)	$(17)	$7,449
6.00% 2022 Notes	1,150	(4)	—	1,146
6.50% 2024 Notes	1,200	(6)	—	1,194
6.50% 2025 Notes	750	(3)	3	750
6.375% 2026 Notes	950	(7)	—	943
6.875% 2026 Notes	500	(6)	(3)	491
6.25% 2026 Secured Notes	4,000	(60)	2	3,942
7.50% 2027 Notes	550	(5)	—	545
Government refundable advances	39	—	—	39
Finance lease obligations	50	—	—	50
	16,713	(149)	(15)	16,549
Less current portion	81	(1)	—	80
Long-term debt	$16,632	$(148)	$(15)	$16,469

Accrued interest, which is classified as a component of accrued liabilities, was $181.0 million and $92.6 million as of December 28, 2019 and September 30, 2019, respectively.
Issuance of Senior Subordinated Notes due 2027 – On October 29, 2019, the Company entered into a purchase agreement in connection with a private offering of $2,650 million in new 5.50% senior subordinated notes due 2027 (herein the "5.50% 2027 Notes"). The 5.50% 2027 Notes were issued pursuant to an indenture, dated as of November 13, 2019, among TransDigm, as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee.
The 5.50% 2027 Notes bear interest at the rate of 5.50% per annum, which accrues from November 13, 2019 and is payable in arrears on May 15th and November 15th of each year, commencing on May 15, 2020. The 5.50% 2027 Notes mature on November 15, 2027, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $23.6 million and expensed $1.1 million of refinancing costs representing debt issuance costs associated with the 5.50% 2027 Notes during the thirteen week period ended December 28, 2019.
Repurchase of Senior Subordinated Notes due 2022 – On October 29, 2019, the Company announced a cash tender offer for any and all of its 2022 Notes outstanding. On November 26, 2019, the Company redeemed the principal amount of $1,150 million, plus accrued interest of approximately $25.5 million and early redemption premium of $17.3 million.
The Company wrote off $3.8 million in unamortized debt issuance costs during the thirteen week period ended December 28, 2019 in conjunction with the redemption of the 2022 Notes.
Government Refundable Advances - Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC Electronics, which is a subsidiary of TransDigm. These obligations were assumed in connection with the Esterline acquisition and the balance was $31.3 million at December 28, 2019 and $39.2 million at September 30, 2019. The decrease in the obligation is attributable to a purchase accounting adjustment recorded in the first quarter of fiscal 2020 as permissible within the one year measurement period related to the acquisition of Esterline.
Obligations under Finance Leases - The Company leases certain buildings and equipment under finance leases. These obligations were assumed in connection with the Esterline acquisition and the present value of the minimum capital lease payments, net of the current portion, represents a balance of $51.9 million at December 28, 2019 and $49.9 million at September 30, 2019. Refer to Note 16, "Leases," for further disclosure on the Company's finance lease obligations.
10.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. During the thirteen week periods ended December 28, 2019 and December 29, 2018, the effective income tax rate was 20.1% and 21.5%, respectively. The Company's lower effective tax rate for the thirteen week period ended December 28, 2019 was primarily due to a discrete benefit recognized for excess tax benefits for share-based payments during the thirteen week period ended December 28, 2019, partially offset by an increase in the valuation allowance associated with our net interest expense limitation under IRC Section 163(j). The Company's effective tax rate for the thirteen week period ended December 28, 2019 was lower than the Federal statutory rate of 21% primarily due to the discrete benefit recognized for excess tax benefits for share-based payments and the benefit associated with the deduction for foreign-derived intangible income (FDII), partially offset by the increase in the valuation allowance attributed to our net interest expense limitation under IRC Section 163(j), and our foreign earnings taxed at rates higher than the U.S. statutory rate. The Company’s effective tax rate for the thirteen week period ended December 29, 2018 was slightly higher than the Federal statutory tax rate primarily resulting from the valuation allowance associated with our net interest expense limitation under IRC Section 163(j), foreign earnings taxed at rates higher than the U.S. statutory rate, partially offset by the benefit associated with FDII.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is currently under examination for its federal income taxes in the U.S. for fiscal 2016, in Belgium for fiscal years 2016 through 2018, in Canada for fiscal years 2013 through 2015, in France for fiscal years 2015 through 2018, and in Germany for fiscal years 2014 through 2017. The Company is no longer subject to U.S. federal examinations for years before fiscal year 2015. The Company is subject to state income tax examinations for fiscal years 2009 and later.
At December 28, 2019 and September 30, 2019, TD Group had $36.6 million and $36.5 million, respectively, in unrecognized tax benefits, the recognition of which would have an effect of approximately $31.9 million and $31.4 million on the effective tax rate at December 28, 2019 and September 30, 2019, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $1.5 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		December 28, 2019		September 30, 2019
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$4,194	$4,194	$1,467	$1,467
Interest rate cap agreements (1)	2	1	1	1	1
Foreign currency forward exchange contracts and other (2)	2	1	1	—	—
Liabilities:
Interest rate swap agreements (3)	2	14	14	13	13
Interest rate swap agreements (4)	2	169	169	202	202
Foreign currency forward exchange contracts and other (3)	2	4	4	6	6
Short-term borrowings - trade receivable securitization facility (5)	1	350	350	350	350
Long-term debt, including current portion:
Term loans (5)	2	7,452	7,509	7,449	7,478
6.00% 2022 Notes (5)	1	—	—	1,146	1,167
6.50% 2024 Notes (5)	1	1,195	1,236	1,194	1,239
6.50% 2025 Notes (5)	1	750	781	750	782
6.375% 2026 Notes (5)	1	943	1,007	943	999
6.875% 2026 Notes (5)	1	492	536	491	535
6.25% 2026 Notes (5)	1	3,945	4,325	3,942	4,290
7.50% 2027 Notes (5)	1	545	601	545	595
5.50% 2027 Notes (5)	1	2,627	2,686	—	—
Government Refundable Advances	2	31	31	39	39
Finance Lease Obligations	2	52	52	50	50

(1)	Included in other non-current assets on the condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other on the condensed consolidated balance sheets.

(3)	Included in accrued liabilities on the condensed consolidated balance sheets.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheets.

(5)	The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 9, "Debt," for gross carrying amounts.
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
The fair value of cash and cash equivalents, restricted cash, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at December 28, 2019 and September 30, 2019.
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
Interest Rate Swap and Cap Agreements – Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under US GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in the condensed consolidated statements of income.

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

Certain derivative asset and liability balances are offset where master netting agreements provide for the legal right of setoff. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net non-current asset or liability. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the condensed consolidated balance sheet and the net amounts of assets and liabilities presented therein (in millions).

	December 28, 2019		September 30, 2019
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$1	$—	$1	$—
Interest rate swap agreements (1)	—	(183)	—	(216)
Net derivatives as classified in the balance sheet (2)	$1	$(183)	$1	$(216)

(1)	The decrease in the interest rate swap liability is primarily attributable to a upward trend in the LIBO rate during the first quarter of fiscal 2020.

(2)	Refer to Note 11, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of December 28, 2019, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $17.0 million.
Effective September 30, 2016, the Company redesignated the interest rate cap agreements related to the $400 million and the $750 million aggregate notional amount with cap rates of 2.0% and 2.5%, respectively, based on the expected probable cash flows associated with the 2016 term loans and 2015 term loans in consideration of the Company’s ability to select one-month, two-month, three-month, or six-month LIBO rate set forth in the Second Amended and Restated Credit Agreement. Accordingly, amounts previously recorded as a component of accumulated other comprehensive income (loss) in stockholder’s deficit amortized into interest expense was $5.0 million and $1.1 million for the thirteen week periods ended December 28, 2019 and December 29, 2018, respectively. The accumulated other comprehensive income to be reclassified into interest expense over the remaining term of the cap agreements is $4.8 million with a related tax benefit of $1.1 million as of December 28, 2019.

Effective December 30, 2017, the Company redesignated the existing interest rate swap agreements related to the $750 million, $500 million, $1,000 million and $750 million aggregate notional amounts with swap rates of 5.0%, 4.4%, 4.3% and 5.3%, respectively, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in Amendment No. 4 to the Second Amended and Restated Credit Agreement. Accordingly, the amount recorded as a component of accumulated other comprehensive income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive income (loss) in stockholder’s deficit amortized into interest expense was $1.1 million and $0.3 million for the thirteen week periods ended December 28, 2019 and December 29, 2018. The accumulated other comprehensive income to be reclassified into interest income over the remaining term of the swaps agreements is $2.0 million with a related tax expense of $0.5 million as of December 28, 2019.
Effective March 31, 2018, the Company redesignated the existing interest rate swap agreements related to the $1,000 million aggregate notional amount with a swap rate of 4.9%, which expired in June 2019, and the $400 million aggregate notional amount with swap rate of 4.4%, based on the expected probable cash flows associated with certain term loans in consideration of the Company’s removal of the LIBO rate floor on the certain term loans as set forth in the refinancing facility agreement dated February 22, 2018 related to the Second Amended and Restated Credit Agreement. Accordingly, the amount recorded as a component of accumulated other comprehensive income in stockholders’ deficit related to these redesignated interest rate swap hedges will be amortized into earnings based on the original maturity date of the related interest rate swap agreements. Amounts previously recorded as a component of accumulated other comprehensive income (loss) in stockholder’s deficit amortized into interest income was $2.8 million and $0.7 million for the thirteen week periods ended December 28, 2019 and December 29, 2018. The accumulated other comprehensive income to be reclassified into interest income over the remaining term of the swaps agreements is $7.9 million with a related tax expense of $1.9 million as of December 28, 2019.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At December 28, 2019, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $191.9 million. These notional values consist primarily of contracts for the British pound sterling, Canadian dollar, and European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. During the thirteen week period ended December 28, 2019, the the Company recognized gains on foreign currency forward exchange contracts designated as fair value hedges of $0.2 million in cost of sales in the condensed consolidated statement of income. During the thirteen week period ended December 28, 2019, the gains the Company reclassified on foreign currency forward exchange contracts designated as cash flow hedges in the condensed consolidated income statement are immaterial. The gains (losses) were previously recorded as a component of accumulated other comprehensive income (loss) in stockholders' deficit.
During the thirteen week period ended December 28, 2019, the Company recorded a loss of $0.4 million on foreign currency forward exchange contracts that have not been designated as accounting hedges. These foreign currency exchange losses are included in selling and administrative expenses.
There was an immaterial impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the thirteen week period ended December 28, 2019. In addition, there was an immaterial impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the thirteen week period ended December 28, 2019.
Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive income (loss) in stockholders' deficit are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $3.0 million of net losses into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at December 28, 2019 was 24 months.
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
The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include headsets for high-noise, medium-noise, and dismounted applications, seat belts and safety restraints for ground transportation applications, mechanical/electro-mechanical actuators and controls for space applications, hydraulic/electromechanical actuators and fuel valves for land based gas turbines, and refueling systems for heavy equipment used in mining, construction and other industries and turbine controls for the energy and oil and gas markets. Primary customers of this segment are off-road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers, manufacturers of heavy equipment used in mining, construction and other industries and turbine original equipment manufacturers, gas pipeline builders and electric utilities.
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
EBITDA As Defined is not a measurement of financial performance under US GAAP. Although the Company uses EBITDA As Defined to assess the performance of its business and for various other purposes, the use of this non-GAAP financial measure as an analytical tool has limitations, and it should not be considered in isolation or as a substitute for analysis of the Company’s results of operations as reported in accordance with US GAAP.
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

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended
	December 28, 2019	December 29, 2018
Net sales to external customers
Power & Control
Commercial OEM	$184	$133
Commercial Aftermarket	220	157
Defense	348	270
Total Power & Control	752	560

Airframe
Commercial OEM	230	133
Commercial Aftermarket	245	177
Defense	199	89
Total Airframe	674	399

Total Non-aviation	39	34
	$1,465	$993

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended
	December 28, 2019	December 29, 2018
EBITDA As Defined
Power & Control	$385	$300
Airframe	305	191
Non-aviation	13	11
Total segment EBITDA As Defined	703	502
Less: Unallocated corporate expenses	22	15
Total Company EBITDA As Defined	681	487
Depreciation and amortization expense	69	35
Interest expense - net	248	172
Acquisition-related costs	7	12
Stock compensation expense	26	18
Refinancing costs	22	—
Other, net	16	—
Income from continuing operations before income taxes	$293	$250

The following table presents total assets by segment (in millions):

	December 28, 2019	September 30, 2019
Total assets
Power & Control	$7,070	$7,037
Airframe	6,838	6,672
Non-aviation	262	262
Corporate	3,986	1,322
Assets of discontinued operations	—	962
	$18,156	$16,255

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
14.    RETIREMENT PLANS
The components of net periodic pension cost for the Company's defined benefit plans were as follows (in millions):

	Thirteen Week Periods Ended
	December 28, 2019		December 29, 2018
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$2	$1	$1	$1
Interest cost	3	1	2	1
Expected return on plan assets	(5)	(1)	(3)	(1)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial (gain) loss	—	—	—	—
Net periodic pension cost	$—	$1	$—	$1

The net periodic pension cost for the Company's post-retirement pension plans was immaterial for the thirteen week periods ended December 28, 2019 and December 29, 2018. The defined benefit plan components of total pension cost, other than service cost, are included in other expense in the Company's condensed consolidated statements of income.
15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of accumulated other comprehensive (loss) income, net of taxes, for the thirteen week period ended December 28, 2019 (in millions):

	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity (2)	Currency translation adjustment	Total
Balance at September 30, 2019	$(172)	$(40)	$(167)	$(379)
Current-period other comprehensive gain	23	6	98	127
Balance at December 28, 2019	$(149)	$(34)	$(69)	$(252)

(1)	Unrealized gain represents derivative instruments, net of taxes of $(9.8) million and $22.3 million for the thirteen week periods ended December 28, 2019 and December 29, 2018, respectively.

(2)
Defined benefit pension plan and other post-retirement plan activity represents pension liability adjustments, net of taxes of $2.1 million for the thirteen week period ended December 28, 2019. There were no material pension liability adjustments, net of taxes for the thirteen week period ended December 29, 2018.

A summary of reclassifications out of accumulated other comprehensive (loss) income for the thirteen week periods ended December 28, 2019 and December 29, 2018 is provided below (in millions):

	Amount reclassified
	Thirteen Week Periods Ended
Description of reclassifications out of accumulated other comprehensive (loss) income	December 28, 2019	December 29, 2018
Amortization from redesignated interest rate swap and cap agreements (1)	$1	$1
Losses from settlement of foreign currency forward exchange contracts (2)	(1)	—
Losses reclassified into earnings, net of tax	$—	$1

(1)	This component of accumulated other comprehensive (loss) income is included in interest expense (see Note 12, “Derivatives and Hedging Activities,” for additional information).

(2)	This component of accumulated other comprehensive (loss) income is included in net sales (see Note 12, “Derivatives and Hedging Activities,” for additional information).
16.    LEASES
The Company leases certain manufacturing facilities, offices, land, equipment and vehicles. Such leases, some of which are noncancelable and, in many cases, include renewals, expire at various dates. Such options to renew are included in the lease term when it is reasonably certain that the option will be exercised. The Company’s lease agreements typically do not contain any significant residual value guarantees or restrictive covenants, and payments within certain lease agreements are adjusted periodically for changes in an index or rate.
The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on the lease term and the currency in which lease payments are made. The length of a lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of 12 months or less. Additionally, when accounting for leases, the Company combines payments for leased assets, related services and other components of a lease.
The components of lease expense for the thirteen weeks ended December 28, 2019 are as follows (in millions):

	Classification	December 28, 2019
Operating lease cost	Cost of Sales or Selling and Administrative Expenses	$7
Finance lease cost
Amortization of leased assets	Cost of Sales	1
Interest on lease liabilities	Interest Expense - Net	1
Total lease cost		$9

Supplemental cash flow information related to leases for the thirteen week period ended December 28, 2019 is as follows (in millions):

December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7
Operating cash outflows from finance leases	1

Lease assets obtained in exchange for new lease obligations:
Operating leases	$10

Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	December 28, 2019
Operating Leases
Operating lease right-of-use assets	Other Assets	$102

Current operating lease liabilities	Accrued Liabilities	21
Long-term operating lease liabilities	Other Non-current Liabilities	87
Total operating lease liabilities		$108

Finance Leases
Finance lease right-of-use assets, net	Property, Plant and Equipment—Net	$70

Current finance lease liabilities	Accrued Liabilities	1
Long-term finance lease liabilities	Other Non-current Liabilities	51
Total finance lease liabilities		$52

As of December 28, 2019, the Company has the following remaining lease term and weighted average discount rates (in millions):

Weighted-average remaining lease term
Operating leases	6.5 years
Finance leases	18.1 years

Weighted-average discount rate
Operating leases	6.2%
Finance leases	7.9%

Maturities of lease liabilities at December 28, 2019 are as follows (in millions):

	Operating Leases	Finance Leases
2020	$20	$4
2021	24	5
2022	20	5
2023	16	5
2024	14	6
Thereafter	38	76
Total future minimum lease payments	132	101
Less: imputed interest	24	49
Present value of lease liabilities reported	$108	$52

A summary of minimum rental commitments at December 28, 2019 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, is as follows (in millions):

Operating Leases
2020	$20
2021	25
2022	21
2023	17
2024	14
Thereafter	39
Total lease commitments	$136

17.    COMMITMENTS AND CONTINGENCIES
On August 8, 2019, a fire caused significant damage to the Niort, France operating facility of Leach International Europe, which is a subsidiary of TransDigm acquired via the Esterline acquisition. Leach International Europe’s results are reported within the Company’s Power & Control segment. The facility as well as certain machinery, equipment and inventory sustained damage. The Company suspended operations at the Niort facility as a result of the fire; however, has transferred certain operations to temporary facilities until operations are fully restored at the rebuilt facility. The facility is estimated to be complete and fully operational between the first and second quarter of fiscal 2021.
The Company’s insurance covers damage to the facility, equipment, inventory, and other assets, at replacement cost, as well as business interruption, and recovery-related expenses caused by the fire, subject to a $1 million deductible and certain sub-limits based on the nature of the covered item. Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory will not be recorded until all contingencies relating to the claim have been resolved. The timing of and amounts of ultimate insurance recoveries is not known at this time. Expenses incurred relating to this event in the first quarter of fiscal 2020 were not material.
18.    DISCONTINUED OPERATIONS
Current Year Divestitures
On December 20, 2019, TransDigm completed the divestiture of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) with Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm’s Non-aviation segment. The divestiture represented a strategic shift in TransDigm’s business and, in accordance with US GAAP, qualifies as discontinued operations.
Income from discontinued operations, net of tax was $71 million in the condensed consolidated statements of income for the thirteen week period ended December 28, 2019. The $71 million was comprised of $9 million from Souriau-Sunbank's operations and a gain on the sale of Souriau-Sunbank, net of tax, of $62 million. The following is the summarized operating results for Souriau-Sunbank for the thirteen week period ended December 28, 2019 (in millions):

Thirteen Week Period Ended December 28, 2019
Net sales	$79
Income from discontinued operations before income taxes	13
Income tax expense	4
Income from discontinued operations, net of tax	9
Gain from sale of discontinued operations, net of tax	62
Income from discontinued operations, net of tax	$71

At September 30, 2019, Souriau-Sunbank’s assets held-for-sale and liabilities held-for-sale were $962 million and $157 million, respectively. Under US GAAP, assets held for sale are to be reported at lower of its carrying amount or fair value less cost to sell. The following is the summarized balance sheet of Souriau-Sunbank’s assets held-for-sale and liabilities held-for-sale as of September 30, 2019 (in millions):

Assets and Liabilities of Discontinued Operations Held-for-Sale	Fiscal Year Ended September 30, 2019
Cash and cash equivalents	$29
Trade accounts receivable—Net	67
Inventories—Net	88
Prepaid expenses and other	2
Property, plant and equipment—Net	101
Goodwill	480
Other intangibles—Net	194
Other	1
Total assets of discontinued operations	$962

Accounts payable	$33
Accrued liabilities	55
Long-term debt	6
Deferred income taxes	42
Other	21
Total liabilities of discontinued operations	$157

Prior Year Divestitures
On September 20, 2019, TransDigm completed the divestiture of its Esterline Interface Technology (“EIT”) group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million. EIT was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm’s Non-aviation segment. The divestiture represented a strategic shift in TransDigm’s business and, in accordance with US GAAP, qualifies as discontinued operations.
There was no impact to the income from discontinued operations in the condensed consolidated statements of income for the thirteen week period ended December 28, 2019.
19.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm Inc.’s 2024 Notes, 2025 Notes, 6.375% 2026 Notes, 2026 Secured Notes, 7.50% 2027 Notes and 5.50% 2027 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK Holdings plc ("TransDigm UK") and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the applicable Indentures. TransDigm UK's 6.875% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and TransDigm Inc.'s Domestic Restricted Subsidiaries as defined in the applicable indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of December 28, 2019 and September 30, 2019 and its statements of income and comprehensive income and cash flows for the thirteen week periods ended December 28, 2019 and December 29, 2018 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, excluding TransDigm UK, (iii) TransDigm UK (iv) the Subsidiary Guarantors (other than TransDigm UK) on a combined basis, (v) Non-Guarantor Subsidiaries and (vi) the Company on a consolidated basis.
Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.’s 2024 Notes, 2025 Notes, 6.375% 2026 Notes, 2026 Secured Notes, 7.50% 2027 Notes and 5.50% 2027 Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm UK and all of TransDigm Inc's Domestic Restricted Subsidiaries and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.
Separate financial statements of TransDigm UK are not presented because TransDigm UK's 6.875% 2026 Notes, issued in May 2018, are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm Inc. and all of TransDigm Inc.'s Domestic Restricted Subsidiaries.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 28, 2019
(Amounts in millions)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3,087	$1	$(15)	$1,121	$—	$4,194
Trade accounts receivable - Net	—	—	—	161	864	—	1,025
Inventories - Net	—	55	—	899	356	(16)	1,294
Prepaid expenses and other	—	29	—	52	58	—	139
Total current assets	—	3,171	1	1,097	2,399	(16)	6,652
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(4,303)	15,750	974	17,542	5,957	(35,920)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	15	—	520	218	—	753
GOODWILL	—	83	—	5,895	1,868	—	7,846
OTHER INTANGIBLE ASSETS - NET	—	25	—	2,025	687	—	2,737
DEFERRED INCOME TAXES	—	—	—	—	13	—	13
OTHER	—	20	—	92	43	—	155
TOTAL ASSETS	$(4,303)	$19,064	$975	$27,171	$11,185	$(35,936)	$18,156
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$76	$—	$1	$3	$—	$80
Short-term borrowings - trade receivable securitization facility	—	—	—	—	350	—	350
Accounts payable	—	17	—	148	100	—	265
Accrued liabilities	—	2,158	4	240	253	—	2,655
Total current liabilities	—	2,251	4	389	706	—	3,350
LONG-TERM DEBT	—	17,383	492	42	35	—	17,952
DEFERRED INCOME TAXES	—	—	—	350	98	—	448
OTHER NON-CURRENT LIABILITIES	—	273	—	265	167	—	705
Total liabilities	—	19,907	496	1,046	1,006	—	22,455
TD GROUP STOCKHOLDERS' (DEFICIT) EQUITY	(4,303)	(843)	479	26,125	10,175	(35,936)	(4,303)
NONCONTROLLING INTERESTS	—	—	—	—	4	—	4
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(4,303)	$19,064	$975	$27,171	$11,185	$(35,936)	$18,156

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2019
(Amounts in millions)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,092	$—	$(12)	$387	$—	$1,467
Trade accounts receivable - Net	—	—	—	172	896	—	1,068
Inventories - Net	—	52	—	880	316	(15)	1,233
Assets held-for-sale	—	—	—	206	756	—	962
Prepaid expenses and other	—	27	—	45	63	—	135
Total current assets	—	1,171	—	1,291	2,418	(15)	4,865
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(2,894)	14,729	975	16,373	6,898	(36,081)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	17	—	513	227	—	757
GOODWILL	—	83	—	5,544	2,193	—	7,820
OTHER INTANGIBLE ASSETS - NET	—	25	—	2,064	655	—	2,744
OTHER	—	6	—	35	28	—	69
TOTAL ASSETS	$(2,894)	$16,031	$975	$25,820	$12,419	$(36,096)	$16,255
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$76	$—	$1	$3	$—	$80
Short-term borrowings - trade receivable securitization facility	—	—	—	—	350	—	350
Accounts payable	—	17	—	160	99	—	276
Accrued liabilities	—	215	12	237	211	—	675
Liabilities held-for-sale	—	—	—	22	135	—	157
Total current liabilities	—	308	12	420	798	—	1,538
LONG-TERM DEBT	—	15,893	492	49	35	—	16,469
DEFERRED INCOME TAXES	—	—	—	347	94	—	441
OTHER NON-CURRENT LIABILITIES	—	315	—	233	143	—	691
Total liabilities	—	16,516	504	1,049	1,070	—	19,139
TD GROUP STOCKHOLDERS' (DEFICIT) EQUITY	(2,894)	(485)	471	24,771	11,339	(36,096)	(2,894)
NONCONTROLLING INTERESTS	—	—	—	—	10	—	10
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(2,894)	$16,031	$975	$25,820	$12,419	$(36,096)	$16,255

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 28, 2019
(Amounts in millions)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$45	$—	$1,130	$347	$(57)	$1,465
COST OF SALES	—	25	—	480	216	(57)	664
GROSS PROFIT	—	20	—	650	131	—	801
SELLING AND ADMINISTRATIVE EXPENSES	—	54	—	97	50	—	201
AMORTIZATION OF INTANGIBLE ASSETS	—	—	—	30	10	—	40
(LOSS) INCOME FROM OPERATIONS	—	(34)	—	523	71	—	560
INTEREST EXPENSE (INCOME) - NET	—	250	9	(5)	(6)	—	248
REFINANCING COSTS	—	22	—	—	—	—	22
OTHER (INCOME) EXPENSE	—	(3)	(18)	2	16	—	(3)
EQUITY IN INCOME OF SUBSIDIARIES	(304)	(493)	—	—	—	797	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	304	190	9	526	61	(797)	293
INCOME TAX PROVISION	—	—	—	50	9	—	59
INCOME FROM CONTINUING OPERATIONS	304	190	9	476	52	(797)	234
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	114	—	—	(43)	—	71
NET INCOME	304	304	9	476	9	(797)	305
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$304	$304	$9	$476	$8	$(797)	$304
OTHER COMPREHENSIVE INCOME, NET OF TAX	127	43	—	5	132	(180)	127
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$431	$347	$9	$481	$140	$(977)	$431

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2018
(Amounts in millions)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$41	$—	$809	$162	$(19)	$993
COST OF SALES	—	23	—	338	87	(19)	429
GROSS PROFIT	—	18	—	471	75	—	564
SELLING AND ADMINISTRATIVE EXPENSES	—	41	—	64	17	—	122
AMORTIZATION OF INTANGIBLE ASSETS	—	—	—	18	2	—	20
(LOSS) INCOME FROM OPERATIONS	—	(23)	—	389	56	—	422
INTEREST EXPENSE (INCOME) - NET	—	177	5	—	(10)	—	172
EQUITY IN INCOME OF SUBSIDIARIES	(196)	(325)	—	—	—	521	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	196	125	(5)	389	66	(521)	250
INCOME TAX PROVISION	—	(71)	—	119	6	—	54
NET INCOME (LOSS) ATTRIBUTABLE TO TD GROUP	$196	$196	$(5)	$270	$60	$(521)	$196
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(85)	(74)	—	12	(13)	75	(85)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TD GROUP	$111	$122	$(5)	$282	$47	$(446)	$111

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 28, 2019
(Amounts in millions)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(80)	$(8)	$448	$72	$1	$433
INVESTING ACTIVITIES:
Capital expenditures	—	(1)	—	(22)	(4)	—	(27)
Proceeds in connection with sale of discontinued operations, net	—	904	—	—	—	—	904
Net cash provided by (used in) investing activities	—	903	—	(22)	(4)	—	877
FINANCING ACTIVITIES:
Intercompany activities	44	(285)	9	(429)	662	(1)	—
Proceeds from exercise of stock options	20	—	—	—	—	—	20
Dividend equivalent payments	(64)	—	—	—	—	—	(64)
Redemption of senior subordinated notes due 2022, net	—	(1,168)	—	—	—	—	(1,168)
Proceeds from 5.50% senior subordinated notes due 2027, net	—	2,625	—	—	—	—	2,625
Other, net	—	—	—	—	1	—	1
Net cash provided by (used in) financing activities	—	1,172	9	(429)	663	(1)	1,414
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	3	—	3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1,995	1	(3)	734	—	2,727
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,092	—	(12)	387	—	1,467
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$3,087	$1	$(15)	$1,121	$—	$4,194

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIOD ENDED DECEMBER 29, 2018
(Amounts in millions)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(19)	$—	$285	$64	$—	$330
INVESTING ACTIVITIES:
Capital expenditures	—	—	—	(20)	(4)	—	(24)
Payments made in connection with acquisitions, net of cash acquired	—	—	—	(29)	—	—	(29)
Net cash used in investing activities	—	—	—	(49)	(4)	—	(53)
FINANCING ACTIVITIES:
Intercompany activities	16	430	—	(235)	(211)	—	—
Proceeds from exercise of stock options	14	—	—	—	—	—	14
Dividend equivalent payments	(24)	—	—	—	—	—	(24)
Net cash provided by (used in) financing activities	6	430	—	(235)	(211)	—	(10)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	(3)	—	(3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	411	—	1	(154)	—	264
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,821	—	(2)	254	—	2,073
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6	$2,232	$—	$(1)	$100	$—	$2,337

20.    SUBSEQUENT EVENTS
On January 7, 2020, the Company paid $1.9 billion in special dividends and dividend equivalent payments in connection with the Board of Directors' authorization and declaration of a special cash dividend of $32.50 on each outstanding share of common stock and cash dividend equivalent payments on vested options outstanding under its stock incentive plans on December 20, 2019. These special dividends and dividend equivalent payments were funded by existing cash on hand and the proceeds received from the completed Souriau-Sunbank divestiture. As of December 28, 2019, approximately $1.9 billion was accrued for the special dividend and dividend equivalent payments in accrued liabilities in the condensed consolidated balance sheets.
On January 22, 2020, TransDigm announced its intention to (i) reprice its existing tranche E terms loans, tranche F term loans and tranche G term loans and (ii) extend the maturity date of its existing tranche F term loans, in each case from existing and new lenders under the senior secured credit facilities. In connection with the repricing, TransDigm may also make certain other modifications to the terms of the senior secured credit facilities.

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
For the first quarter of fiscal year 2020, we generated net sales of $1,465 million and net income attributable to TD Group of $304 million. This included net income from continuing operations attributable to TD Group of $233 million and income from discontinued operations, net of tax, of $71 million. EBITDA As Defined was $681 million, or 46.5% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Other than the adoption of ASC 842, "Leases," there have been no significant changes in critical accounting policies, management estimates or accounting policies since the fiscal year ended September 30, 2019. Refer to Note 4, "Recent Accounting Pronouncements," and Note 16, "Leases," for a discussion of accounting standards recently adopted or required to be adopted in the future.

Acquisitions and Divestitures
Recent acquisitions, including the acquisition of Esterline in March 2019, and divestitures are described in Note 3, “Acquisitions and Divestitures,” to the condensed consolidated financial statements.
Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions):

	Thirteen Week Periods Ended
	December 28, 2019	% of Sales	December 29, 2018	% of Sales
Net sales	$1,465	100.0%	$993	100.0%
Cost of sales	664	45.3%	429	43.2%
Selling and administrative expenses	201	13.7%	122	12.3%
Amortization of intangible assets	40	2.7%	20	2.1%
Income from operations	560	38.3%	422	42.5%
Interest expense, net	248	16.8%	172	17.3%
Refinancing costs	22	1.5%	—	—%
Other income	(3)	(0.2)%	—	—%
Income tax provision	59	4.0%	54	5.4%
Income from continuing operations	234	16.0%	196	19.7%
Less: Net income attributable to noncontrolling interests	(1)	(0.1)%	—	—%
Income from continuing operations attributable to TD Group	233	15.9%	196	19.7%
Income from discontinued operations, net of tax	71	4.8%	—	—%
Net income attributable to TD Group	$304	20.8%	$196	19.7%
Changes in Results of Operations
Thirteen week period ended December 28, 2019 compared with the thirteen week period ended December 29, 2018
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended December 28, 2019 and December 29, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	December 28, 2019	December 29, 2018	Change
Organic sales	$1,080	$993	$87	8.7%
Acquisition sales	385	—	385	38.8%
	$1,465	$993	$472	47.5%
The increase in organic sales for the thirteen week period ended December 28, 2019 compared to the thirteen week period ended December 29, 2018, is primarily related to an increase in commercial aftermarket sales ($43 million, an increase of 13.0%), defense sales ($40 million, an increase of 11.0%), and commercial OEM sales ($2 million, an increase of 0.9%).
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their respective acquisition dates. The acquisition sales displayed in the table above for the thirteen week period ended December 28, 2019 were attributable to the acquisition of Esterline.

•
Cost of Sales and Gross Profit. Cost of sales increased by $235 million, or 54.8%, to $664 million for the thirteen week period ended December 28, 2019 compared to $429 million for the thirteen week period ended December 29, 2018. Cost of sales and the related percentage of total sales for the thirteen week periods ended December 28, 2019 and December 29, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 28, 2019	December 29, 2018	Change	% Change
Cost of sales - excluding costs below	$646	$423	$223	52.7%
% of total sales	44.1%	42.6%
Foreign currency loss (gain)	14	(2)	16	800.0%
% of total sales	1.0%	(0.2)%
Stock compensation expense	3	2	1	50.0%
% of total sales	0.2%	0.2%
Acquisition integration costs	1	2	(1)	(50.0)%
% of total sales	0.1%	0.2%
Inventory acquisition accounting adjustments	—	4	(4)	(100.0)%
% of total sales	—%	0.4%
Total cost of sales	$664	$429	$235	54.8%
% of total sales	45.3%	43.2%
Gross profit	$801	$564	$237	42.0%
Gross profit percentage	54.7%	56.8%
The increase in the dollar amount of cost of sales during the thirteen week period ended December 28, 2019 was primarily due to increased sales volume through the acquisition of Esterline in March 2019 and organically, and negative foreign currency impact. This was slightly offset by decreases in acquisition integration costs and inventory acquisition accounting costs as presented in the table above.
Gross profit as a percentage of sales decreased by 2.1 percentage points to 54.7% for the thirteen week period ended December 28, 2019 from 56.8% for the thirteen week period ended December 29, 2018. The dollar amount of gross profit increased by $237 million, or 42.0%, for the thirteen week period ended December 28, 2019 compared to the thirteen week period in the prior year due to the following items:

•
Gross profit on the sales from the acquisition of Esterline (excluding acquisition-related costs) was approximately $171 million for the thirteen week period ended December 28, 2019, which represented gross profit of approximately 44.5% of the acquisition sales.

•
Organic sales growth described above, application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers) and positive leverage on our fixed overhead costs spread over a higher production volume resulted in an increase in gross profit of approximately $78 million for the thirteen week period ended December 28, 2019.

•
Offsetting the increases in gross profit by $12 million compared to the same period in the prior fiscal year was primarily attributable to negative foreign currency impact, partially offset by decreases in inventory acquisition accounting adjustments and acquisition integration costs.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $79 million to $201 million, or 13.7% of sales, for the thirteen week period ended December 28, 2019 from $122 million, or 12.3% of sales, for the thirteen week period ended December 29, 2018. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended December 28, 2019 and December 29, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 28, 2019	December 29, 2018	Change	% Change
Selling and administrative expenses - excluding costs below	$173	$100	$73	73.0%
% of total sales	11.8%	10.1%
Stock compensation expense	23	16	7	43.8%
% of total sales	1.6%	1.6%
Acquisition-related expenses	5	6	(1)	(16.7)%
% of total sales	0.3%	0.6%
Total selling and administrative expenses	$201	$122	$79	64.8%
% of total sales	13.7%	12.3%
The increase in the dollar amount of selling and administrative expenses during the thirteen week period ended December 28, 2019 is primarily due to higher stock compensation expense of $7 million. The increase in stock compensation expense is primarily attributable to the stock option grants awarded to key management at the Esterline reporting units.

•
Amortization of Intangible Assets. Amortization of intangible assets was $40 million for the thirteen week period ended December 28, 2019 compared to $20 million in the thirteen week period ended December 29, 2018. The increase in amortization expense of $20 million was due to the amortization expense on the definite-lived intangible assets recorded in connection with the fiscal 2019 acquisition of Esterline.

•
Refinancing Costs. Refinancing costs of $22 million were recorded for the thirteen week period ended December 28, 2019 and primarily related to the fees incurred on the redemption of the 2022 Notes that occurred in the first quarter of fiscal 2020.

•
Other Income. Other income of $3 million was recorded for the thirteen week period ended December 28, 2019 and primarily related to components of net periodic pension benefit costs outside of service costs.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $76 million, or 44.2%, to $248 million for the thirteen week period ended December 28, 2019 from $172 million for the comparable thirteen week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $17.9 billion for the thirteen week period ended December 28, 2019 and approximately $13.0 billion for the thirteen week period ended December 29, 2018. The increase in weighted average level of borrowings was primarily due to the activity in the second quarter of fiscal 2019 consisting of the issuance of $4.0 billion in 6.25% 2026 Secured Notes and the issuance of $550 million in 7.50% 2027 Notes and the activity in the first quarter of fiscal 2020 consisting of the issuance of $2.65 billion in 5.50% 2027 Notes. The increases in new debt described above were slightly offset by the redemptions of $550 million in 5.50% 2020 Notes and $1.15 billion in 6.00% 2022 Notes. The weighted average interest rate for cash interest payments on total borrowings outstanding at December 28, 2019 was 5.4%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 20.1% for the thirteen week period ended December 28, 2019 compared to 21.5% for the thirteen week period ended December 29, 2018. The Company's lower effective tax rate for the thirteen week period ended December 28, 2019 was primarily due to a discrete benefit recognized for excess tax benefits for share-based payments during the thirteen week period ended December 28, 2019, partially offset by an increase in the valuation allowance associated with our net interest expense limitation under IRC Section 163(j) as described in Note 10, "Income Taxes."

•
Income from Discontinued Operations. Discontinued operations for the thirteen week period ended December 28, 2019 include the results of the operations of the Souriau-Sunbank Connection Technologies business ("Souriau-Sunbank"). On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation in March 2019. The income from discontinued operations for the thirteen week period ended December 28, 2019 is $71 million which includes $9 million for Souriau-Sunbank's operations and a gain on the sale of Souriau-Sunbank, net of tax, of $62 million. There were no discontinued operations for the thirteen week period ended December 29, 2018.

•
Net Income Attributable to TD Group. Net income attributable to TD Group increased $108 million, or 55.1%, to $304 million for the thirteen week period ended December 28, 2019 compared to net income attributable to TD Group of $196 million for the thirteen week period ended December 29, 2018, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $2.07 for the thirteen week period ended December 28, 2019 and $3.05 per share for the thirteen week period ended December 29, 2018. Basic and diluted earnings per share from continuing operations and discontinued operations was $0.83 and $1.24, respectively, for the thirteen week period ended December 28, 2019. There was no impact on earnings per share from discontinued operations for the thirteen week period ended December 29, 2018. Net income attributable to TD Group for the thirteen week period ended December 28, 2019 of $304 million was decreased by dividend equivalent payments paid or declared of $185 million, or $3.22 per share, resulting in net income available to common shareholders of $119 million, or $2.07 per share. Net income for the thirteen week period ended December 29, 2018 of $196 million was decreased by dividend equivalent payments of $24 million, or $0.43 per share, resulting in net income available to common shareholders of $172 million, or $3.05 per share.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week period ended December 28, 2019 and December 29, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 28, 2019	% of Sales	December 29, 2018	% of Sales	Change	% Change
Power & Control	$752	51.3%	$560	56.4%	$192	34.3%
Airframe	674	46.0%	399	40.2%	275	68.9%
Non-aviation	39	2.7%	34	3.4%	5	14.7%
	$1,465	100.0%	$993	100.0%	$472	47.5%
Acquisition sales for the Power & Control segment totaled $126 million, or an increase of 22.5%, resulting from the acquisition of Esterline. Organic sales for the Power & Control segment increased $66 million, an increase of 11.7%, for the thirteen week period ended December 28, 2019 compared to the thirteen week period ended December 29, 2018. The organic sales increase resulted primarily from an increase in defense sales ($34 million, an increase of 12.4%), an increase in commercial aftermarket sales ($28 million, an increase of 18.6%), and an increase in commercial OEM sales ($1 million, an increase of 1.1%).
Acquisition sales for the Airframe segment totaled $255 million, or an increase of 63.9%, resulting from the acquisition of Esterline. Organic sales for the Airframe business increased $20 million, an increase of 5.0%, for the thirteen week period ended December 28, 2019 compared to the thirteen week period ended December 29, 2018. The organic sales increase resulted primarily from increases in commercial aftermarket sales ($15 million, an increase of 8.2%) and defense sales ($5 million, an increase of 6.1%).
Acquisition sales for the Non-aviation segment totaled $4 million, or an increase of 10.8%, resulting from the acquisition of Esterline. Organic sales for the Non-aviation segment increased by $1 million, an increase of 4.5%, for the thirteen week period ended December 28, 2019 compared to the thirteen week period ended December 29, 2018.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended December 28, 2019 and December 29, 2018 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 28, 2019	% of Segment Sales	December 29, 2018	% of Segment Sales	Change	% Change
Power & Control	$385	51.2%	$300	53.5%	$85	28.3%
Airframe	305	45.3%	191	48.0%	114	59.7%
Non-aviation	13	33.3%	11	31.4%	2	18.2%
	$703	48.0%	$502	50.6%	$201	40.0%
EBITDA As Defined for the Power & Control segment from the acquisition of Esterline was approximately $34.8 million for the thirteen week period ended December 28, 2019. Organic EBITDA As Defined for the Power & Control segment increased approximately $50.2 million, an increase of 16.7%, resulting from organic sales growth in defense, commercial OEM and commercial aftermarket, as well as the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the acquisition of Esterline was approximately $95.0 million for the thirteen week period ended December 28, 2019. Organic EBITDA as Defined for the Airframe segment increased approximately $19.0 million, an increase of 9.9%, resulting from organic sales growth in defense, commercial OEM, and commercial aftermarket, as well as the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Non-aviation segment from the acquisition of Esterline was approximately $0.4 million for the thirteen week period ended December 28, 2019. Organic EBITDA As Defined for the Non-aviation segment increased approximately $1.6 million, an increase of 14.5%.
Backlog
As of December 28, 2019, the Company estimated its sales order backlog at $3,528 million compared to an estimated sales order backlog of $2,181 million as of December 29, 2018. The increase in backlog is due to growth from recent acquisitions, particularly the Esterline acquisition, and organic growth in the commercial aftermarket, commercial OEM and defense markets. The majority of the purchase orders outstanding as of December 28, 2019 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of December 28, 2019 may not necessarily represent the actual amount of shipments or sales for any future period.
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
As a result of the debt financing activity in the first quarter of fiscal 2020, interest payments will increase going forward in accordance with the terms of the related indenture. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect to continue to generate strong margins and provide more than sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make opportunistic investments in our own stock, make strategic business combinations and/or pay dividends to our shareholders.

On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation in March 2019. Also on December 20, 2019, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $32.50 on each outstanding share of common stock and cash dividend equivalent payments on options granted under its stock incentive plans. The record date for the special dividend was December 30, 2019, and the payment date for the dividend was January 7, 2020. The total cash payment related to the special dividend and dividend equivalent payments on January 7, 2020 was approximately $1.9 billion, which was funded by existing cash on hand and the proceeds received from the completed Souriau-Sunbank divestiture.
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
Operating Activities. The Company generated $433 million of net cash from operating activities during the thirteen week period ended December 28, 2019 compared to $330 million during the thirteen week period ended December 29, 2018. The increase is primarily attributable to the additional net operating cash inflows generated by the Esterline businesses.
The change in accounts receivable during the thirteen week period ended December 28, 2019 was a source of cash of $51 million compared to a source of cash of $45 million during the thirteen week period ended December 29, 2018. The increase in the source of cash of $6 million is primarily attributable to an increase in sales and related timing of receipt of payment from customers.
The change in inventories during the thirteen week period ended December 28, 2019 was a use of cash of $69 million compared to a use of cash of $29 million during the thirteen week period ended December 29, 2018. The increase in the use of cash is related to an increase in backlog resulting in additional raw material purchases for expected order fulfillments in the second fiscal quarter.
The change in accounts payable during the thirteen week period ended December 28, 2019 was a use of cash of $14 million compared to a source of cash of $3 million during the thirteen week period ended December 29, 2018.
Investing Activities. Net cash provided by investing activities was $877 million during the thirteen week period ended December 28, 2019, consisting of proceeds of $904 million from the divestiture of Souriau-Sunbank and partially offset by capital expenditures of $27 million.
Net cash used in investing activities was $53 million during the thirteen week period ended December 29, 2018 consisting of payments for acquisitions of $29 million, which primarily consisted of Extant's acquisition of NavCom for approximately $27 million, and capital expenditures of $24 million.
Financing Activities. Net cash provided by financing activities during the thirteen week period ended December 28, 2019 was $1,414 million. The source of cash was primarily attributable to $2,625 million in net proceeds from the completion of the 2027 5.50% Notes offering and $20 million in proceeds from stock option exercises. Sources were partially offset by the redemption of the 2022 Notes outstanding for $1,168 million and the payment of $64 million in dividend equivalent payments. In connection with the $32.50 special dividend declared on December 20, 2019, approximately $1,864 million in special dividends and dividend equivalent payments were made in the second fiscal quarter of 2020.
Net cash used in financing activities during the thirteen week period ended December 29, 2018 was $10 million. The use of cash was primarily attributable to the payment of $24 million in dividend equivalent payments partially offset by $14 million in proceeds from stock option exercises.

Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,524 million in fully drawn term loans (the “Term Loans Facility”) and a $760 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of December 28, 2019):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,221 million	May 30, 2025	LIBO rate + 2.5%
Tranche F	$3,524 million	June 9, 2023	LIBO rate + 2.5%
Tranche G	$1,779 million	August 22, 2024	LIBO rate + 2.5%
The Term Loans Facility requires quarterly aggregate principal payments of $19.1 million. The revolving commitments consist of two tranches which includes up to $151.5 million of multicurrency revolving commitments. At December 28, 2019, the Company had $41.8 million in letters of credit outstanding and $718.2 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate related to the tranche E, tranche F and tranche G term loans are not subject to a floor. For the thirteen week period ended December 28, 2019, the applicable interest rates ranged from approximately 4.2% to 4.5% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 12, “Derivatives and Hedging Activities,” to the condensed consolidated financial statements.
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
Indentures

Senior Subordinated Notes	Aggregate Principal	Maturity Date	Interest Rate
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$750 million	May 15, 2025	6.50%
2026 Secured Notes	$4,000 million	March 15, 2026	6.250%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%
7.50% 2027 Notes	$550 million	March 15, 2027	7.50%
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
The 2024 Notes, the 6.375% 2026 Notes, the 7.50% 2027 Notes and the 5.50% 2027 Notes (the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount and the subsequent $300 million offering of 2025 Notes in the second quarter of fiscal 2017 were issued at a price of 101.5% of the principal amount, resulting in gross proceeds of $304.5 million. The 6.875% 2026 Notes (the "TransDigm UK Notes" and together with the TransDigm Inc. Notes, the "Notes," are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million. The initial $3,800 million offering of the 2026 Secured Notes (the "Secured Notes") were issued at a price of 100% of their principal amount and the subsequent $200 million offering of the 2026 Secured Notes in the second quarter of fiscal 2019 were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,002 million.
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
On February 13, 2019, the Company announced a cash tender offer for any and all of its outstanding 2020 Notes. On March 15, 2019, the Company redeemed the principal amount of $550 million in 2020 Notes, plus accrued and unpaid interest of approximately $12.6 million. The Company recorded refinancing costs of $1.7 million during the thirteen and thirty-nine week periods ended December 28, 2019 representing unamortized debt issuance costs expensed in conjunction with the redemption of the 2020 Notes.
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
On November 13, 2019, the Company issued $2,650 million in aggregate principal amount of 5.50% Senior Subordinated Notes due 2027 (herein the "5.50% 2027 Notes") at an issue price of 100% of the principal amount thereof in a private offering. The 2027 Notes were issued pursuant to an indenture, dated as of November 13, 2019, among TransDigm, as issuer, TD Group, TD UK and the other subsidiaries of TransDigm named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee.
On November 26, 2019, the Company used a portion of the net proceeds from the offering of the 5.50% 2027 Notes to redeem all of its outstanding 6.00% 2022 Notes. The Company redeemed the principal amount of $1,150 million, plus accrued interest of approximately $25.5 million and early redemption premium of $17.3 million.
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
The Credit Agreement requires mandatory prepayments of principal based on certain percentages of Excess Cash Flow (as defined in the Credit Agreement), commencing 90 days after the end of each fiscal year, subject to certain exceptions. In addition, subject to certain exceptions (including, with respect to asset sales, the reinvestment in productive assets), TransDigm will be required to prepay the loans outstanding under the Credit Agreement at 100% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds of certain asset sales and issuance or incurrence of certain indebtedness. No matters mandating prepayments occurred during the quarter ended December 28, 2019.
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
As of December 28, 2019, the Company was in compliance with all of its debt covenants.
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
On July 30, 2019, the Company amended the Securitization Facility to extend the maturity date to July 28, 2020. As of December 28, 2019, the Company has borrowed $350 million under the Securitization Facility, which bears interest at a rate of 0.9% plus LIBOR. At December 28, 2019, the applicable interest rate was 2.6%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the quarter ended December 28, 2019. As of December 28, 2019, $650 million in repurchases are allowable under the program subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of December 28, 2019, the Company had $41.8 million in letters of credit outstanding.

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
Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under accounting principles generally accepted in the United States of America (“US GAAP”). We present EBITDA and EBITDA As Defined because we believe they are useful indicators for evaluating operating performance and liquidity.
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
Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of these non-GAAP financial measures as analytical tools has limitations, and you should not consider any of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with US GAAP. Some of these limitations are:

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
Because of these limitations, EBITDA and EBITDA As Defined should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA or EBITDA As Defined in isolation and specifically by using other US GAAP measures, such as net income, net sales and operating profit, to measure our operating performance. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under US GAAP, and neither should be considered as an alternative to net income or cash flow from operations determined in accordance with US GAAP. Our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 28, 2019	December 29, 2018
Income from continuing operations	$234	$196
Adjustments:
Depreciation and amortization expense	69	35
Interest expense, net	248	172
Income tax provision	59	54
EBITDA	610	457
Adjustments:
Inventory acquisition accounting adjustments(1)	—	4
Acquisition integration costs(2)	6	2
Acquisition transaction-related expenses(3)	1	5
Non-cash stock compensation expense(4)	26	18
Refinancing costs(5)	22	—
Other, net(6)	16	1
EBITDA As Defined	$681	$487

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(4)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(5)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(6)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 28, 2019	December 29, 2018
Net cash provided by operating activities	$433	$330
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(89)	(75)
Interest expense, net(1)	240	166
Income tax provision - current	87	54
Non-cash stock compensation expense(2)	(26)	(18)
Refinancing costs(6)	(22)	—
EBITDA from discontinued operations(8)	(13)	—
EBITDA	610	457
Adjustments:
Inventory acquisition accounting adjustments(3)	—	4
Acquisition integration costs(4)	6	2
Acquisition transaction-related expenses(5)	1	5
Non-cash stock compensation expense(2)	26	18
Refinancing costs(6)	22	—
Other, net(7)	16	1
EBITDA As Defined	$681	$487

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(4)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(5)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(6)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(7)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gain or loss on sale of fixed assets.

(8)	The fiscal 2020 results include the divestiture of Souriau-Sunbank. See Note 18, "Discontinued Operations," to the condensed consolidated financial statements included herein for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption 'Description of Senior Secured Credit Facilities and Indentures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Market risks are described more fully within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our most recent Form 10-K (for the fiscal year ended September 30, 2019). These market risks have not materially changed for the first quarter of fiscal 2020.
ITEM 4. CONTROLS AND PROCEDURES
As of December 28, 2019, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including the President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
Beginning on October 1, 2019, the Company implemented ASC 842, "Leases." The adoption of ASC 842 resulted in changes to processes and control activities related to lease accounting, including the implementation of a supporting information technology application. There have been no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 28, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed on November 19, 2019. There have been no material changes for the first quarter of fiscal 2020 to the risk factors set forth therein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. No repurchases were made under the program during the thirteen week period ended December 28, 2019. As of December 28, 2019, $650 million in repurchases are allowable under the program subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of November 13, 2019, among TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.'s 5.50% Senior Subordinated Notes due 2027

4.2	Form of 5.50% Senior Subordinated Notes due 2027
4.3
Registration Rights Agreement, dates as of November 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and Morgan Stanley & Co. LLC, as representative for the initial purchasers listed therein

10.1	TransDigm Group Incorporated 2019 Stock Option Plan*
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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2020
Kevin Stein

/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	February 4, 2020
Michael Lisman