Form 10-Q
period 2020-03-28
TransDigm Group INC
filed 2020-05-05
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 28, 2020

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 54,072,319 as of April 27, 2020.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	March 28, 2020	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,668	$1,467
Trade accounts receivable—Net	999	1,068
Inventories—Net	1,313	1,233
Assets held-for-sale	—	962
Prepaid expenses and other	220	135
Total current assets	5,200	4,865
PROPERTY, PLANT AND EQUIPMENT—NET	748	757
GOODWILL	7,846	7,820
OTHER INTANGIBLE ASSETS—NET	2,669	2,744
DEFERRED INCOME TAXES	13	—
OTHER	159	69
TOTAL ASSETS	$16,635	$16,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$279	$80
Short-term borrowings—trade receivable securitization facility	350	350
Accounts payable	266	276
Accrued liabilities	761	675
Liabilities held-for-sale	—	157
Total current liabilities	1,656	1,538
LONG-TERM DEBT	17,933	16,469
DEFERRED INCOME TAXES	385	441
OTHER NON-CURRENT LIABILITIES	866	691
Total liabilities	20,840	19,139
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 58,233,574 and 57,623,311 at March 28, 2020 and September 30, 2019, respectively	1	1
Additional paid-in capital	1,488	1,379
Accumulated deficit	(4,401)	(3,120)
Accumulated other comprehensive loss	(503)	(379)
Treasury stock, at cost; 4,198,226 and 4,161,326 shares at March 28, 2020 and September 30, 2019, respectively	(794)	(775)
Total TD Group stockholders’ deficit	(4,209)	(2,894)
NONCONTROLLING INTERESTS	4	10
Total stockholders' deficit	(4,205)	(2,884)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,635	$16,255
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
NET SALES	$1,443	$1,168	$2,908	$2,161
COST OF SALES	625	518	1,288	947
GROSS PROFIT	818	650	1,620	1,214
SELLING AND ADMINISTRATIVE EXPENSES	180	160	381	282
AMORTIZATION OF INTANGIBLE ASSETS	46	22	86	42
INCOME FROM OPERATIONS	592	468	1,153	890
INTEREST EXPENSE - NET	252	202	501	374
REFINANCING COSTS	3	3	26	3
OTHER INCOME	—	—	(3)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	337	263	629	513
INCOME TAX PROVISION	14	63	73	117
INCOME FROM CONTINUING OPERATIONS	323	200	556	396
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(4)	2	68	2
NET INCOME	319	202	624	398
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1)	—
NET INCOME ATTRIBUTABLE TO TD GROUP	$319	$202	$623	$398
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$319	$202	$438	$374
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations - basic and diluted	$5.63	$3.56	$6.45	$6.61
(Loss) Earnings per share from discontinued operations - basic and diluted	(0.07)	0.04	1.18	0.04
Earnings per share	$5.56	$3.60	$7.63	$6.65
Cash dividends declared per common share	$—	$—	$32.50	$—
Weighted-average shares outstanding:
Basic and diluted	57.4	56.3	57.4	56.3
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income	$319	$202	$624	$398
Less: Net income attributable to noncontrolling interests	—	—	(1)	—
Net income attributable to TD Group	$319	$202	$623	$398
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(106)	(13)	(8)	(24)
Unrealized loss on derivatives	(145)	(63)	(122)	(137)
Pensions and other postretirement benefits	—	—	6	—
Other comprehensive loss, net of tax, attributable to TD Group	(251)	(76)	(124)	(161)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$68	$126	$499	$237
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE, SEPTEMBER 30, 2018	56,895,686	$1	$1,209	$(2,247)	$4	(4,161,326)	$(775)	$—	$(1,808)
Cumulative effect of ASC 606 and ASU 2016-16, adopted October 1, 2018	—	—	—	3	—	—	—	—	3
Accrued unvested dividend equivalents and other	—	—	—	(3)	—	—	—	—	(3)
Compensation expense recognized for employee stock options	—	—	16	—	—	—	—	—	16
Exercise of employee stock options	109,695	—	14	—	—	—	—	—	14
Net income attributable to TD Group	—	—	—	196	—	—	—	—	196
Foreign currency translation adjustments, net of tax	—	—	—	—	(11)	—	—	—	(11)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(74)	—	—	—	(74)
BALANCE, DECEMBER 29, 2018	57,005,381	$1	$1,239	$(2,051)	$(81)	(4,161,326)	$(775)	$—	$(1,667)
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	—	9	9
Accrued unvested dividend equivalents and other	—	—	—	(2)	—	—	—	—	(2)
Compensation expense recognized for employee stock options	—	—	19	—	—	—	—	—	19
Exercise of employee stock options	298,240	—	33	—	—	—	—	—	33
Common stock issued	476	—	—	—	—	—	—	—	—
Net income attributable to TD Group	—	—	—	202	—	—	—	—	202
Foreign currency translation adjustments, net of tax	—	—	—	—	(13)	—	—	—	(13)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(63)	—	—	—	(63)
BALANCE, MARCH 30, 2019	57,304,097	$1	$1,291	$(1,851)	$(157)	(4,161,326)	$(775)	$9	$(1,482)
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE, SEPTEMBER 30, 2019	57,623,311	$1	$1,379	$(3,120)	$(379)	(4,161,326)	$(775)	$10	$(2,884)
Noncontrolling interests attributable to divestiture	—	—	—	—	—	—	—	(6)	(6)
Special dividends and vested dividend equivalents declared	—	—	—	(1,864)	—	—	—	—	(1,864)
Accrued unvested dividend equivalents and other	—	—	—	(19)	—	—	—	—	(19)
Compensation expense recognized for employee stock options	—	—	23	—	—	—	—	—	23
Exercise of employee stock options	169,470	—	20	—	—	—	—	—	20
Net income attributable to TD Group	—	—	—	304	—	—	—	—	304
Foreign currency translation adjustments, net of tax	—	—	—	—	98	—	—	—	98
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	23	—	—	—	23
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	6	—	—	—	6
BALANCE, DECEMBER 28, 2019	57,792,781	$1	$1,422	$(4,699)	$(252)	(4,161,326)	$(775)	$4	$(4,299)
Accrued unvested dividend equivalents and other	—	—	—	(21)	—	—	—	—	(21)
Compensation expense recognized for employee stock options	—	—	17	—	—	—	—	—	17
Exercise of employee stock options	440,793	—	49	—	—	—	—	—	49
Treasury stock purchased	—	—	—	—	—	(36,900)	(19)	—	(19)
Net income attributable to TD Group	—	—	—	319	—	—	—	—	319
Foreign currency translation adjustments, net of tax	—	—	—	—	(106)	—	—	—	(106)
Unrealized (loss) gain on derivatives, net of tax	—	—	—	—	(145)	—	—	—	(145)
BALANCE, MARCH 28, 2020	58,233,574	$1	$1,488	$(4,401)	$(503)	(4,198,226)	$(794)	$4	$(4,205)
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Twenty-Six Week Periods Ended
	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES:
Net income	$624	$398
Net income from discontinued operations	(68)	(2)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55	32
Amortization of intangible assets	86	42
Amortization of debt issuance costs, original issue discount and premium	16	13
Amortization of inventory step-up	—	20
Amortization of loss contract reserves	(25)	(5)
Refinancing costs	26	3
Non-cash equity compensation	37	38
Deferred income taxes	(9)	(7)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	74	(7)
Inventories	(97)	(45)
Income taxes receivable/payable	(73)	16
Other assets	(32)	(54)
Accounts payable	(12)	1
Accrued interest	68	28
Accrued and other liabilities	(76)	(18)
Net cash provided by operating activities	594	453
INVESTING ACTIVITIES:
Capital expenditures	(50)	(44)
Payments made in connection with acquisitions, net of cash acquired	—	(3,569)
Proceeds in connection with the sale of discontinued operations, net	904	—
Net cash provided by (used in) investing activities	854	(3,613)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	69	47
Dividends and dividend equivalent payments	(1,928)	(24)
Treasury stock purchased	(19)	—
Proceeds from revolving credit facility	200	—
Repayments on term loans	(19)	(38)
Cash tender and redemption of senior subordinated notes due 2020	—	(550)
Redemption of senior subordinated notes due 2022, net	(1,168)	—
Proceeds from 5.50% senior subordinated notes due 2027, net	2,625	—
Proceeds from senior subordinated notes, net	—	545
Proceeds from senior secured notes due 2026, net	—	3,937
Financing fees and other, net	(8)	(2)
Net cash (used in) provided by financing activities	(248)	3,915
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1	1
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,201	756
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,467	2,073
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,668	$2,829
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$424	$365
Cash paid during the period for income taxes, net of refunds	$183	$121
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEK PERIODS ENDED MARCH 28, 2020 AND MARCH 30, 2019
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2019 included in TD Group’s Form 10-K filed on November 19, 2019. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”). The September 30, 2019 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 28, 2020 are not necessarily indicative of the results to be expected for the full year.
Historical information has been retrospectively adjusted to reflect the classification of discontinued operations. Discontinued operations are further described in Note 3, "Acquisitions and Divestitures," and Note 18, "Discontinued Operations."
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
The total purchase price of Esterline was allocated to the underlying assets acquired and liabilities assumed based upon the respective fair value at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. Allocations are based on the acquisition method of accounting and third-party valuation appraisals.
Except where otherwise noted in the notes to the condensed consolidated financial statements, changes in balances and activity where comparable periods are presented in the condensed consolidated financial statements were generally driven by the Esterline acquisition.
The allocation of the fair value of the assets acquired and liabilities assumed in the Esterline acquisition as of the acquisition date of March 14, 2019 is summarized in the table below (in millions).

Assets acquired:
Trade accounts receivable	$384
Inventories	583
Prepaid expenses and other	423
Property, plant, and equipment	469
Other intangible assets	1,301
Goodwill	2,256
Other	20
Total assets acquired	5,436
Liabilities assumed:
Accounts payable	146
Accrued liabilities	751
Other non-current liabilities	615
Total liabilities assumed	1,512
Net assets acquired	$3,924

Of the approximately $2.3 billion of goodwill recognized for the acquisition, approximately $25.6 million is deductible for tax purposes. Also, of the approximately $1.3 billion of other intangible assets recognized for the acquisition, approximately $48.9 million is deductible for tax purposes.

In connection with the Esterline acquisition, we acquired existing long-term contracts with customers that were incurring gross margin losses as of the date of acquisition. Based on our review of these contracts, we concluded that the terms of certain of these loss-making contracts were unfavorable when compared to market terms as of the acquisition date. As a result, we recognized loss contract reserves as of the acquisition date of $267.9 million based on the present value of the difference between the contractual cash flows of the existing long-term contracts and the estimated cash flows had the contracts been executed at market terms as of the acquisition date. These adjustments apply only to contracts generating a margin as of the date of acquisition. As of September 30, 2019, we reclassified $9.3 million in loss contract reserves to liabilities held-for-sale, as it pertained to Souriau-Sunbank. Significant assumptions used to determine the fair value of the loss contract reserves using the discounted cash flow model include discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. While the Company conservatively selected values for these assumptions, they are forward looking and could be affected by future economic and market conditions. The loss contract reserves are amortized and recorded as an offset to cost of sales over the life of the contracts as actual sales occur under the long-term contracts. Approximately $19.8 million was amortized and recorded as an offset to cost of sales in the condensed consolidated statement of income for the twenty-six week period ended March 28, 2020. Total loss contract reserves related to the Esterline acquisition are $211.1 million and $231.8 million at March 28, 2020 and September 30, 2019, respectively, of which $64.3 million and $60.0 million is classified in accrued liabilities and $146.8 million and $171.8 million is classified in other non-current liabilities in the condensed consolidated balance sheets at March 28, 2020 and September 30, 2019, respectively.
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
Pro forma net sales and results of operations for the Extant acquisitions had they occurred at the beginning of the applicable twenty-six week periods ended March 28, 2020 and March 30, 2019 are not material and, accordingly, are not provided.
Divestitures
Souriau-Sunbank – On December 20, 2019, TransDigm completed the divestiture of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) with Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019.
Esterline Interface Technology Group – On September 20, 2019, TransDigm completed the divestiture of its Esterline Interface Technology (“EIT”) group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million, which included a working capital settlement of $0.7 million that was paid in February 2020. EIT was acquired by TransDigm as part of its acquisition of Esterline in March 2019.
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
In some contracts, control transfers to the customer over time, primarily in contracts where the customer is required to pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit relative to the work performed for products that were customized for the customer. Therefore, we recognize revenue over time for those agreements that have a right to margin and where the products being produced have no alternative use.
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

	March 28, 2020	September 30, 2019	Change
Contract assets, current (1)	$40	$44	$(4)
Contract assets, non-current (2)	6	7	(1)
Total contract assets	46	51	(5)
Contract liabilities, current (3)	21	18	3
Contract liabilities, non-current (4)	15	13	2
Total contract liabilities	36	31	5
Net contract assets	$10	$20	$(10)

(1)	Included in prepaid expenses and other on the condensed consolidated balance sheets.

(2)	Included in other non-current assets on the condensed consolidated balance sheets.

(3)	Included in accrued liabilities on the condensed consolidated balance sheets.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheets.
For the thirteen and twenty-six week periods ended March 28, 2020, the revenue recognized that was previously included in contract liabilities was not material.
Refer to Note 13, “Segments,” for disclosures related to the disaggregation of revenue.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Numerator for earnings per share:
Income from continuing operations	$323	$200	$556	$396
Less: Net income attributable to noncontrolling interests	—	—	(1)	—
Net income from continuing operations attributable to TD Group	323	200	555	396
Less: Special dividends declared or paid on participating securities	—	—	(185)	(24)
	323	200	370	372
(Loss) income from discontinued operations, net of tax	(4)	2	68	2
Net income applicable to TD Group common stockholders - basic and diluted	$319	$202	$438	$374
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	53.8	53.0	53.7	52.9
Vested options deemed participating securities	3.6	3.3	3.7	3.4
Total shares for basic and diluted earnings per share	57.4	56.3	57.4	56.3

Earnings per share from continuing operations - basic and diluted	$5.63	$3.56	$6.45	$6.61
(Loss) Earnings per share from discontinued operations - basic and diluted	(0.07)	0.04	1.18	0.04
Earnings per share	$5.56	$3.60	$7.63	$6.65

7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	March 28, 2020	September 30, 2019
Raw materials and purchased component parts	$867	$805
Work-in-progress	389	360
Finished goods	208	192
Total	1,464	1,357
Reserves for excess and obsolete inventory	(151)	(124)
Inventories - Net	$1,313	$1,233

8.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in millions):

	March 28, 2020			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$954	$—	$954	$956	$—	$956
Technology	1,829	542	1,287	1,806	496	1,310
Order backlog	90	65	25	107	45	62
Customer relationships	436	41	395	438	30	408
Other	18	10	8	17	9	8
Total	$3,327	$658	$2,669	$3,324	$580	$2,744

The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended March 28, 2020 and March 30, 2019 was approximately $86 million and $42 million, respectively. The estimated amortization expense is $172 million for fiscal year 2020 and $115 million for each of the five succeeding fiscal years 2021 through 2025.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2019 through March 28, 2020 (in millions):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2019	$4,121	$3,598	$101	$7,820
Purchase price allocation adjustments	(14)	51	(1)	36
Currency translation adjustments	4	(14)	—	(10)
Balance at March 28, 2020	$4,111	$3,635	$100	$7,846

The purchase price allocation adjustments relate to opening balance sheet adjustments recorded by the sixteen reporting units acquired from Esterline.
Interim Impairment Evaluation
US GAAP requires that both indefinite-lived intangible assets and goodwill are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the intangible asset or the reporting unit is impaired. Therefore, during interim periods, ASC 350 requires companies to focus on those events and circumstances that affect significant inputs used to determine the fair value of the asset, asset group or reporting unit to determine whether an interim quantitative impairment test is required. Given the adverse global economic and market conditions attributable to the novel strain of coronavirus (“COVID-19”) pandemic, particularly as it pertains to the commercial sector of the aerospace and defense industry, the Company determined that an interim impairment evaluation of goodwill and indefinite-lived intangible assets was necessary as of March 28, 2020 for certain reporting units in which it was concluded a potential impairment existed.
For the identified reporting units, a Step 1 impairment test was performed using an income approach based on management’s determination of the prospective financial information with consideration taken of the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. Management also included projected declines and subsequent recovery in commercial OEM and aftermarket as a percentage of sales based on available industry data. The Company utilized a third party valuation firm to assist in the determination of the weighted average cost of capital. For each indefinite-lived intangible asset and reporting unit tested, the fair value sufficiently exceeded carrying value.
As a result of the interim impairment testing performed as of March 28, 2020, no indefinite-lived intangible assets or goodwill was determined to be impaired.

9.    DEBT
The Company’s debt consists of the following (in millions):

	March 28, 2020
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,503	$(52)	$(24)	$7,427
Revolving credit facility	200	—	—	200
6.50% senior subordinated notes due 2024 (2024 Notes)	1,200	(5)	—	1,195
6.50% senior subordinated notes due 2025 (2025 Notes)	750	(3)	3	750
6.375% senior subordinated notes due 2026 (6.375% 2026 Notes)	950	(6)	—	944
6.875% senior subordinated notes due 2026 (6.875% 2026 Notes)	500	(5)	(3)	492
6.25% secured notes due 2026 (2026 Secured Notes)	4,000	(55)	2	3,947
7.50% senior subordinated notes due 2027 (7.50% 2027 Notes)	550	(5)	—	545
5.50% senior subordinated notes due 2027 (5.50% 2027 Notes	2,650	(23)	—	2,627
Government refundable advances	27	—	—	27
Finance lease obligations	58	—	—	58
	18,388	(154)	(22)	18,212
Less current portion	280	(1)	—	279
Long-term debt	$18,108	$(153)	$(22)	$17,933

	September 30, 2019
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,524	$(58)	$(17)	$7,449
6.00% 2022 Notes	1,150	(4)	—	1,146
6.50% 2024 Notes	1,200	(6)	—	1,194
6.50% 2025 Notes	750	(3)	3	750
6.375% 2026 Notes	950	(7)	—	943
6.875% 2026 Notes	500	(6)	(3)	491
6.25% 2026 Secured Notes	4,000	(60)	2	3,942
7.50% 2027 Notes	550	(5)	—	545
Government refundable advances	39	—	—	39
Finance lease obligations	50	—	—	50
	16,713	(149)	(15)	16,549
Less current portion	81	(1)	—	80
Long-term debt	$16,632	$(148)	$(15)	$16,469

Accrued interest, which is classified as a component of accrued liabilities, was $160.4 million and $92.6 million as of March 28, 2020 and September 30, 2019, respectively.

Issuance of Senior Subordinated Notes due 2027 – On October 29, 2019, the Company entered into a purchase agreement in connection with a private offering of $2,650 million in new 5.50% senior subordinated notes due 2027 (herein the "5.50% 2027 Notes"). The 5.50% 2027 Notes were issued pursuant to an indenture, dated as of November 13, 2019, among TransDigm, as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm named therein, as guarantors.
The 5.50% 2027 Notes bear interest at the rate of 5.50% per annum, which accrues from November 13, 2019 and is payable in arrears on May 15th and November 15th of each year, commencing on May 15, 2020. The 5.50% 2027 Notes mature on November 15, 2027, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $23.6 million and expensed $1.1 million of refinancing costs representing debt issuance costs associated with the 5.50% 2027 Notes during the twenty-six week period ended March 28, 2020.
Repurchase of Senior Subordinated Notes due 2022 – On October 29, 2019, the Company announced a cash tender offer for any and all of its 2022 Notes outstanding. On November 26, 2019, the Company redeemed the principal amount of $1,150 million, plus accrued interest of approximately $25.5 million and early redemption premium of $17.3 million.
The Company wrote off $3.8 million in unamortized debt issuance costs during the twenty-six week period ended March 28, 2020 in conjunction with the redemption of the 2022 Notes.
Amendment No. 7 and Refinancing Facility Agreement – On February 6, 2020, the Company entered into Amendment No. 7 and Refinancing Facility Agreement (herein, "Amendment No. 7") to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (herein, the "Credit Agreement").
Under the terms of Amendment No. 7, the Company, among other things, (i) incurred new tranche E term loans in an aggregate principal amount equal to approximately $2,216 million, new tranche F term loans in an aggregate principal amount equal to approximately $3,515 million and new tranche G term loans, (collectively, the "New Term Loans") in an aggregate principal amount equal to approximately $1,774 million, (ii) repaid in full all of the prior existing tranche E term loans, tranche F term loans and tranche G term loans outstanding under the Credit Agreement immediately prior to Amendment No. 7 and (iii) extend the maturity date of the new tranche F term loans to December 9, 2025. The New Term Loans were fully drawn on February 6, 2020. The LIBOR interest rate per annum applicable to the New Term Loans is 2.25%, a decrease from the 2.50% rate that applied to the previous existing term loans.
In addition to a discount of $8.8 million recorded in conjunction with the new tranche F term loans, the Company capitalized $1.6 million and expensed $1.9 million of refinancing costs representing debt issuance costs associated with Amendment No. 7 during the twenty-six week period ended March 28, 2020.
Revolving Credit Facility – On March 24, 2020, the Company drew $200 million on the revolving commitments. As of March 28, 2020, the Company had $41.7 million in letters of credit outstanding and $518.3 million of borrowings available under the revolving commitments. The Company intends to use the cash drawn for general corporate purposes. The Company utilizes letters of credit to back certain payment and performance obligations.
Subsequent Event - Issuance of Senior Secured Notes due 2025 – On April 8, 2020, the Company entered into a purchase agreement in connection with a private offering of $1,100 million in aggregate principal amount of 8.00% Senior Secured Notes due 2025 (herein the "8.00% 2025 Notes") at an issue price of 100% of the principal amount. The 8.00% 2025 Notes were issued pursuant to an indenture, dated as of April 8, 2020, amongst TransDigm, as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm named therein, as guarantors. The 8.00% 2025 Notes are secured by a first-priority security interest in substantially all the assets of TransDigm, TransDigm Group, TransDigm UK and each other guarantor on an equal and ratable basis with any other existing and future senior secured debt, including indebtedness under the Company's senior secured credit facilities and the 2026 Secured Notes.
The 8.00% 2025 Notes bear interest at the rate of 8.00% per annum, which accrues from April 8, 2020 and is payable in arrears on April 1 and October 1 of each year, commencing on October 1, 2020. The 8.00% 2025 Notes mature on December 15, 2025, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company intends to use the net proceeds from the offering of the 8.00% 2025 Notes for general corporate purposes, including increasing its liquidity.

Subsequent Event - Issuance of New Senior Secured Notes due 2026 – On April 17, 2020, the Company entered into a purchase agreement in connection with a private offering of $400 million in aggregate principal amount of 6.25% Senior Secured Notes due 2026 (herein the "6.25% 2026 New Notes") at an issue price of 101% of the principal amount. The 6.25% 2026 New Notes are an additional issuance of the Company's existing 6.25% 2026 Senior Secured Notes, and were issued under the indenture dated as of February 13, 2019 pursuant to which the Company previously issued $4,000 million aggregate principal amount of 6.25% Senior Secured Notes due 2026. The 6.25% 2026 New Notes, together with the 6.25% 2026 Secured Notes, will be treated as a single class for all purposes under the indenture. The 6.25% 2026 New Notes will be of the same class and series as, and otherwise identical to, the 6.25% 2026 Secured Notes other than with respect to the date of issuance and issue price.
The 6.25% 2026 New Notes bear interest at a rate of 6.25% per annum, which accrues from March 15, 2020 and is payable semiannually in arrears on March 15th and September 15th of each year, commencing on September 15, 2020. The 6.25% 2026 New Notes mature on March 15, 2026, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company intends to use the net proceeds from the offering of the 6.25% 2026 New Notes for general corporate purposes, including increasing its liquidity.
Government Refundable Advances - Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC Electronics, which is a subsidiary of TransDigm. These obligations were assumed in connection with the Esterline acquisition and the balance was $26.7 million at March 28, 2020 and $39.2 million at September 30, 2019.
Obligations under Finance Leases - The Company leases certain buildings and equipment under finance leases. These obligations were assumed in connection with the Esterline acquisition and the present value of the minimum capital lease payments, net of the current portion, represents a balance of $57.5 million at March 28, 2020 and $49.9 million at September 30, 2019. Refer to Note 16, "Leases," for further disclosure on the Company's finance lease obligations.
10.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods. On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The most significant impact of the CARES Act for the Company is an increase of the IRC 163(j) Interest Disallowance Limitations from 30% to 50% of adjusted taxable income which will allow the Company to deduct additional interest for fiscal years 2020 and 2021. During the thirteen week periods ended March 28, 2020 and March 30, 2019, the effective income tax rate was 4.2% and 24.2%, respectively. During the twenty-six week periods ended March 28, 2020 and March 30, 2019, the effective income tax rate was 11.6% and 22.9%, respectively. The Company's lower effective tax rate for the thirteen and twenty-six week periods ended March 28, 2020 was primarily due to a discrete benefit recognized for excess tax benefits for share-based payments in addition to the modification of the interest expense limitation under IRC Section 163(j) enacted as part of the CARES Act, effective for TD Group beginning October 1, 2019. The Company's effective tax rate for the thirteen and twenty-six week periods ended March 28, 2020 was lower than the Federal statutory rate of 21% primarily due to a discrete benefit recognized for excess tax benefits for share-based payments, partially offset by our foreign earnings taxed at rates higher than the U.S. statutory rate. The Company’s effective tax rate for the thirteen and twenty-six week periods ended March 30, 2019 was slightly higher than the Federal statutory tax rate primarily resulting from a valuation allowance associated with our net interest expense limitation under IRC Section 163(j), foreign earnings taxed at rates higher than the U.S. statutory rate, partially offset by the benefit associated with FDII and excess tax benefits for share-based payments.
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

At March 28, 2020 and September 30, 2019, TD Group had $40.9 million and $36.5 million, respectively, in unrecognized tax benefits, the recognition of which would have an effect of approximately $36.2 million and $31.4 million on the effective tax rate at March 28, 2020 and September 30, 2019, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $1.5 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		March 28, 2020		September 30, 2019
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,668	$2,668	$1,467	$1,467
Interest rate cap agreements (1)	2	—	—	1	1
Liabilities:
Interest rate swap agreements (3)	2	38	38	13	13
Interest rate swap agreements (4)	2	329	329	202	202
Foreign currency forward exchange contracts and other (3)	2	10	10	6	6
Short-term borrowings - trade receivable securitization facility (5)	1	350	350	350	350
Long-term debt, including current portion:
Term loans (5)	2	7,427	6,158	7,449	7,478
Revolving credit facility (5)	2	200	200	—	—
6.00% 2022 Notes (5)	1	—	—	1,146	1,167
6.50% 2024 Notes (5)	1	1,195	1,110	1,194	1,239
6.50% 2025 Notes (5)	1	750	694	750	782
6.375% 2026 Notes (5)	1	944	884	943	999
6.875% 2026 Notes (5)	1	492	460	491	535
6.25% 2026 Notes (5)	1	3,947	3,980	3,942	4,290
7.50% 2027 Notes (5)	1	545	528	545	595
5.50% 2027 Notes (5)	1	2,627	2,385	—	—
Government Refundable Advances	2	27	27	39	39
Finance Lease Obligations	2	58	58	50	50

(1)	Included in other non-current assets on the condensed consolidated balance sheets.

(2)	Included in prepaid expenses and other on the condensed consolidated balance sheets.

(3)	Included in accrued liabilities on the condensed consolidated balance sheets.

(4)	Included in other non-current liabilities on the condensed consolidated balance sheets.

(5)	The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 9, "Debt," for gross carrying amounts.

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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at March 28, 2020 and September 30, 2019.
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

The following table summarizes the Company's interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Conversion of Related Variable Rate Debt to Fixed Rate of:
$750	3/31/2016	6/30/2020	Tranche E	5.05% (2.8% plus the 2.25% margin percentage)
$500	6/29/2018	3/31/2025	Tranche E	5.25% (3.0% plus the 2.25% margin percentage)
$750	6/30/2020	6/30/2022	Tranche E	4.75% (2.5% plus the 2.25% margin percentage)
$1,500	6/30/2022	3/31/2025	Tranche E	5.35% (3.1% plus the 2.25% margin percentage)
$1,000	6/28/2019	12/9/2025	Tranche F	4.05% (1.8% plus the 2.25% margin percentage)
$1,400	6/30/2021	12/9/2025	Tranche F	5.25% (3.0% plus the 2.25% margin percentage)
$500	12/30/2016	12/31/2021	Tranche G	4.15% (1.9% plus the 2.25% margin percentage)
$400	9/30/2017	9/30/2022	Tranche G	4.15% (1.9% plus the 2.25% margin percentage)
$900	12/31/2021	6/28/2024	Tranche G	5.35% (3.1% plus the 2.25% margin percentage)
$400	9/30/2022	6/28/2024	Tranche G	5.25% (3.0% plus the 2.25% margin percentage)

The following table summarizes the Company's interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$750	9/30/2015	6/30/2020	Tranche E	Three month LIBO rate of 2.5%
$750	6/30/2020	6/30/2022	Tranche E	Three month LIBO rate of 2.5%
$400	6/30/2016	6/30/2021	Tranche F	Three month LIBO rate of 2.0%
$400	12/30/2016	12/31/2021	Tranche G	Three month LIBO rate of 2.5%

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

	March 28, 2020		September 30, 2019
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$—	$—	$1	$—
Interest rate swap agreements (1)	—	(367)	—	(216)
Net derivatives as classified in the balance sheet (2)	$—	$(367)	$1	$(216)

(1)	The increase in the interest rate swap liability is primarily attributable to a downward trend in the LIBO rate during the second quarter of fiscal 2020.

(2)	Refer to Note 11, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of March 28, 2020, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $39.4 million.

Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At March 28, 2020, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $145.9 million. These notional values consist primarily of contracts for the Canadian dollar and European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. During the twenty-six week period ended March 28, 2020, the Company recognized gains on foreign currency forward exchange contracts designated as fair value hedges of $1.8 million in cost of sales in the condensed consolidated statement of income. During the twenty-six week period ended March 28, 2020, the gains the Company reclassified on foreign currency forward exchange contracts designated as cash flow hedges in the condensed consolidated income statement are immaterial. The gains (losses) were previously recorded as a component of accumulated other comprehensive income (loss) in stockholders' deficit.
During the twenty-six week period ended March 28, 2020, the Company recorded a gain of $0.3 million on foreign currency forward exchange contracts that have not been designated as accounting hedges. These foreign currency exchange gains are included in selling and administrative expenses.
There was an immaterial impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the twenty-six week period ended March 28, 2020. In addition, there was an immaterial impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the twenty-six week period ended March 28, 2020.
Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive income (loss) in stockholders' deficit are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $9.9 million of net losses into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at March 28, 2020 is 12 months.
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
The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net sales to external customers
Power & Control
Commercial OEM	$191	$146	$375	$278
Commercial Aftermarket	225	186	445	344
Defense	331	299	679	570
Total Power & Control	747	631	1,499	1,192

Airframe
Commercial OEM	243	176	473	308
Commercial Aftermarket	220	203	465	382
Defense	192	120	391	208
Total Airframe	655	499	1,329	898

Total Non-aviation	41	38	80	71

	$1,443	$1,168	$2,908	$2,161

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
EBITDA As Defined
Power & Control	$381	$329	$766	$628
Airframe	296	243	602	434
Non-aviation	14	12	26	22
Total segment EBITDA As Defined	691	584	1,394	1,084
Less: Unallocated corporate expenses	16	18	38	31
Total Company EBITDA As Defined	675	566	1,356	1,053
Depreciation and amortization expense	72	39	141	74
Interest expense - net	252	202	501	374
Acquisition-related costs	9	38	16	50
Stock compensation expense	12	21	37	38
Refinancing costs	3	3	26	3
Other, net	(10)	—	6	1
Income from continuing operations before income taxes	$337	$263	$629	$513

The following table presents total assets by segment (in millions):

	March 28, 2020	September 30, 2019
Total assets
Power & Control	$7,114	$7,037
Airframe	6,738	6,672
Non-aviation	259	262
Corporate	2,524	1,322
Assets of discontinued operations	—	962
	$16,635	$16,255

The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.

14.    RETIREMENT PLANS
The components of net periodic pension cost for the Company's defined benefit plans were as follows (in millions):

	Thirteen Week Periods Ended				Twenty-Six Week Periods Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$2	$1	$1	$1	$4	$2	$2	$2
Interest cost	3	1	2	1	5	3	4	2
Expected return on plan assets	(5)	(1)	(3)	(1)	(9)	(4)	(5)	(3)
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of actuarial loss	—	—	—	—	1	—	—	—
Amortization of transition obligation	—	—	—	—	—	—	—	—
Net periodic pension cost	$—	$1	$—	$1	$1	$1	$1	$1

The net periodic pension cost for the Company's post-retirement pension plans was immaterial for the thirteen and twenty-six week periods ended March 28, 2020 and March 30, 2019. The defined benefit plan components of total pension cost, other than service cost, are included in other expense in the Company's condensed consolidated statements of income.
15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of accumulated other comprehensive (loss) income, net of taxes, for the twenty-six week period ended March 28, 2020 (in millions):

	Unrealized gain (loss) on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity (2)	Currency translation adjustment	Total
Balance at September 30, 2019	$(172)	$(40)	$(167)	$(379)
Current-period other comprehensive (loss) income	(122)	6	(8)	(124)
Balance at March 28, 2020	$(294)	$(34)	$(175)	$(503)

(1)
Unrealized loss represents derivative instruments, net of taxes of $43 million and $19 million for the thirteen week periods ended March 28, 2020 and March 30, 2019, respectively, and $34 million and $41 million for the twenty-six week periods ended March 28, 2020 and March 30, 2019, respectively.

(2)	There were no material pension liability adjustments, net of taxes for the thirteen and twenty-six week periods ended March 28, 2020 and March 30, 2019.

A summary of reclassifications out of accumulated other comprehensive (loss) income for the twenty-six week periods ended March 28, 2020 and March 30, 2019 is provided below (in millions):

	Amount reclassified
	Twenty-Six Week Periods Ended
Description of reclassifications out of accumulated other comprehensive (loss) income	March 28, 2020	March 30, 2019
Amortization from redesignated interest rate swap and cap agreements (1)	$2	$1
Losses from settlement of foreign currency forward exchange contracts (2)	—	1
Deferred tax benefit on reclassifications out of accumulated other comprehensive (loss) income	—	(1)
Losses reclassified into earnings, net of tax	$2	$1

(1)	This component of accumulated other comprehensive (loss) income is included in interest expense (see Note 12, “Derivatives and Hedging Activities,” for additional information).

(2)	This component of accumulated other comprehensive (loss) income is included in net sales (see Note 12, “Derivatives and Hedging Activities,” for additional information).
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
The components of lease expense for the thirteen and twenty-six week periods ended March 28, 2020 are as follows (in millions):

	Classification	Thirteen Week Period Ended March 28, 2020	Twenty-Six Week Period Ended March 28, 2020
Operating lease cost	Cost of Sales or Selling and Administrative Expenses	$7	$14
Finance lease cost
Amortization of leased assets	Cost of Sales	1	1
Interest on lease liabilities	Interest Expense - Net	1	2
Total lease cost		$9	$17

Supplemental cash flow information related to leases for the twenty-six week period ended March 28, 2020 is as follows (in millions):

March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$14
Operating cash outflows from finance leases	2
Financing cash outflows from finance leases	1

Lease assets obtained in exchange for new lease obligations:
Operating leases	$15

Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	March 28, 2020
Operating Leases
Operating lease right-of-use assets	Other Assets	$102

Current operating lease liabilities	Accrued Liabilities	21
Long-term operating lease liabilities	Other Non-current Liabilities	86
Total operating lease liabilities		$107

Finance Leases
Finance lease right-of-use assets, net	Property, Plant and Equipment—Net	$71

Current finance lease liabilities	Accrued Liabilities	2
Long-term finance lease liabilities	Other Non-current Liabilities	56
Total finance lease liabilities		$58
As of March 28, 2020, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	6.2 years
Finance leases	16.8 years

Weighted-average discount rate
Operating leases	6.2%
Finance leases	7.2%

Maturities of lease liabilities at March 28, 2020 are as follows (in millions):

	Operating Leases	Finance Leases
2020	$14	$3
2021	26	6
2022	22	6
2023	17	6
2024	14	6
Thereafter	38	76
Total future minimum lease payments	131	103
Less: imputed interest	24	45
Present value of lease liabilities reported	$107	$58

A summary of minimum rental commitments at March 28, 2020 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, is as follows (in millions):

Operating Leases
2020	$14
2021	26
2022	23
2023	18
2024	14
Thereafter	39
Total lease commitments	$134

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
The Company’s insurance covers damage to the facility, equipment, inventory, and other assets, at replacement cost, as well as business interruption, and recovery-related expenses caused by the fire, subject to a $1 million deductible and certain sub-limits based on the nature of the covered item. Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory will not be recorded until all contingencies relating to the claim have been resolved. The timing of and amounts of ultimate insurance recoveries is not known at this time. Expenses incurred relating to this event for the thirteen and twenty-six week periods ended March 28, 2020 were not material.
18.    DISCONTINUED OPERATIONS
Current Year Divestitures
On December 20, 2019, TransDigm completed the divestiture of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) with Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm’s Non-aviation segment. The divestiture represented a strategic shift in TransDigm’s business and, in accordance with US GAAP, qualified as discontinued operations.
(Loss) income from discontinued operations, net of tax in the condensed consolidated statements of income for the thirteen and twenty-six week periods ended March 28, 2020 was $(4) million and $68 million, respectively. The $68 million income from discontinued operations, net of tax for the twenty-six week period ended March 28, 2020 was comprised of $8 million income from Souriau-Sunbank's operations and a gain on the sale of Souriau-Sunbank, net of tax, of $60 million. Income from discontinued operations, net of tax was $1 million for the thirteen and twenty-six week periods ended March 30, 2019.

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

Prior Year Divestitures
On September 20, 2019, TransDigm completed the divestiture of its Esterline Interface Technology (“EIT”) group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million. EIT was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm’s Non-aviation segment. The divestiture represented a strategic shift in TransDigm’s business and, in accordance with US GAAP, qualified as discontinued operations.
There was no impact to the (loss) income from discontinued operations, net of tax in the condensed consolidated statements of income for the thirteen and twenty-six week periods ended March 28, 2020. Income from discontinued operations, net of tax was $1 million for the thirteen and twenty-six week periods ended March 30, 2019.
Operating Results Summary
The following is the summarized operating results for Souriau-Sunbank for the thirteen and twenty-six week periods ended March 28, 2020 and March 30, 2019 and EIT for the thirteen and twenty-six week periods ended March 30, 2019 (in millions):

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net sales	$—	$28	$79	$28
Income from discontinued operations before income taxes	—	3	13	3
Income tax expense	1	1	5	1
(Loss) Income from discontinued operations, net of tax	(1)	2	8	2
(Loss) Gain from sale of discontinued operations, net of tax	(3)	—	60	—
(Loss) Income from discontinued operations, net of tax	$(4)	$2	$68	$2

19.    SUPPLEMENTAL GUARANTOR INFORMATION
TransDigm Inc.’s 2024 Notes, 2025 Notes, 6.375% 2026 Notes, 2026 Secured Notes, 7.50% 2027 Notes and 5.50% 2027 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK Holdings plc ("TransDigm UK") and TransDigm Inc.’s Domestic Restricted Subsidiaries, as defined in the applicable Indentures. TransDigm UK's 6.875% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and TransDigm Inc.'s Domestic Restricted Subsidiaries as defined in the applicable indenture. The following supplemental condensed consolidating financial information presents, in separate columns, the balance sheets of the Company as of March 28, 2020 and September 30, 2019 and its statements of income and comprehensive income and cash flows for the twenty-six week periods ended March 28, 2020 and March 30, 2019 for (i) TransDigm Group on a parent only basis with its investment in subsidiaries recorded under the equity method, (ii) TransDigm Inc. including its directly owned operations and non-operating entities, excluding TransDigm UK, (iii) TransDigm UK (iv) the Subsidiary Guarantors (other than TransDigm UK) on a combined basis, (v) Non-Guarantor Subsidiaries and (vi) the Company on a consolidated basis.
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 28, 2020
(Amounts in millions)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21	$2,245	$1	$(15)	$416	$—	$2,668
Trade accounts receivable - Net	—	—	—	147	852	—	999
Inventories - Net	—	56	—	936	338	(17)	1,313
Prepaid expenses and other	—	92	—	63	65	—	220
Total current assets	21	2,393	1	1,131	1,671	(17)	5,200
INVESTMENT IN SUBSIDIARIES AND INTERCOMPANY BALANCES	(4,230)	17,962	974	19,222	9,680	(43,608)	—
PROPERTY, PLANT AND EQUIPMENT - NET	—	18	—	512	218	—	748
GOODWILL	—	83	—	6,413	1,350	—	7,846
OTHER INTANGIBLE ASSETS - NET	—	25	—	2,025	619	—	2,669
DEFERRED INCOME TAXES	—	—	—	—	13	—	13
OTHER	—	9	—	104	46	—	159
TOTAL ASSETS	$(4,209)	$20,490	$975	$29,407	$13,597	$(43,625)	$16,635
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$275	$—	$1	$3	$—	$279
Short-term borrowings - trade receivable securitization facility	—	—	—	—	350	—	350
Accounts payable	—	17	—	151	98	—	266
Accrued liabilities	—	249	13	239	260	—	761
Total current liabilities	—	541	13	391	711	—	1,656
LONG-TERM DEBT	—	17,368	492	42	31	—	17,933
DEFERRED INCOME TAXES	—	—	—	289	96	—	385
OTHER NON-CURRENT LIABILITIES	—	434	—	268	164	—	866
Total liabilities	—	18,343	505	990	1,002	—	20,840
TD GROUP STOCKHOLDERS' (DEFICIT) EQUITY	(4,209)	2,147	470	28,417	12,591	(43,625)	(4,209)
NONCONTROLLING INTERESTS	—	—	—	—	4	—	4
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$(4,209)	$20,490	$975	$29,407	$13,597	$(43,625)	$16,635

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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2020
(Amounts in millions)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$84	$—	$2,249	$690	$(115)	$2,908
COST OF SALES	—	46	—	953	404	(115)	1,288
GROSS PROFIT	—	38	—	1,296	286	—	1,620
SELLING AND ADMINISTRATIVE EXPENSES	—	91	—	193	97	—	381
AMORTIZATION OF INTANGIBLE ASSETS	—	—	—	60	26	—	86
INCOME (LOSS) FROM OPERATIONS	—	(53)	—	1,043	163	—	1,153
INTEREST EXPENSE (INCOME)—NET	—	504	18	(22)	1	—	501
REFINANCING COSTS	—	26	—	—	—	—	26
OTHER (INCOME) EXPENSE	—	(5)	(18)	4	16	—	(3)
EQUITY IN INCOME OF SUBSIDIARIES	(623)	(1,087)	—	—	—	1,710	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	623	509	—	1,061	146	(1,710)	629
INCOME TAX PROVISION	—	—	—	54	19	—	73
INCOME FROM CONTINUING OPERATIONS	623	509	—	1,007	127	(1,710)	556
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	114	—	—	(46)	—	68
NET INCOME	623	623	—	1,007	81	(1,710)	624
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$623	$623	$—	$1,007	$80	$(1,710)	$623
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(124)	(122)	—	4	31	87	(124)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$499	$501	$—	$1,011	$111	$(1,623)	$499

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2019
(Amounts in millions)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET SALES	$—	$88	$—	$1,755	$378	$(60)	$2,161
COST OF SALES	—	66	—	724	217	(60)	947
GROSS PROFIT	—	22	—	1,031	161	—	1,214
SELLING AND ADMINISTRATIVE EXPENSES	—	101	—	147	34	—	282
AMORTIZATION OF INTANGIBLE ASSETS	—	2	—	35	5	—	42
(LOSS) INCOME FROM OPERATIONS	—	(81)	—	849	122	—	890
INTEREST EXPENSE (INCOME)—NET	—	378	9	(3)	(10)	—	374
REFINANCING COSTS	—	3	—	—	—	—	3
EQUITY IN INCOME OF SUBSIDIARIES	(398)	(726)	—	—	—	1,124	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	398	264	(9)	852	132	(1,124)	513
INCOME TAX (BENEFIT) PROVISION	—	(134)	—	234	17	—	117
INCOME (LOSS) FROM CONTINUING OPERATIONS	398	398	(9)	618	115	(1,124)	396
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	2	—	2
NET INCOME	398	398	(9)	618	117	(1,124)	398
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO TD GROUP	$398	$398	$(9)	$618	$117	$(1,124)	$398
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(161)	(123)	—	12	(99)	210	(161)
TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TD GROUP	$237	$275	$(9)	$630	$18	$(914)	$237

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2020
(Amounts in millions)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(348)	$1	$668	$272	$1	$594
INVESTING ACTIVITIES:
Capital expenditures	—	(2)	—	(37)	(11)	—	(50)
Proceeds in connection with sale of discontinued operations, net	—	904	—	—	—	—	904
Net cash provided by (used in) investing activities	—	902	—	(37)	(11)	—	854
FINANCING ACTIVITIES:
Intercompany activities	1,899	(1,031)	—	(634)	(233)	(1)	—
Proceeds from exercise of stock options	69	—	—	—	—	—	69
Dividends and dividend equivalent payments	(1,928)	—	—	—	—	—	(1,928)
Treasury stock purchased	(19)	—	—	—	—	—	(19)
Proceeds from revolving credit facility	—	200	—	—	—	—	200
Repayments on term loans	—	(19)	—	—	—	—	(19)
Redemption of senior subordinated notes due 2022, net	—	(1,168)	—	—	—	—	(1,168)
Proceeds from 5.50% senior subordinated notes due 2027, net	—	2,625	—	—	—	—	2,625
Financing fees and other, net	—	(8)	—	—	—	—	(8)
Net cash provided by (used in) financing activities	21	599	—	(634)	(233)	(1)	(248)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	1	—	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21	1,153	1	(3)	29	—	1,201
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,092	—	(12)	387	—	1,467
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21	$2,245	$1	$(15)	$416	$—	$2,668

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIOD ENDED MARCH 30, 2019
(Amounts in millions)

	TransDigm Group	TransDigm Inc.	TransDigm UK	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$—	$(64)	$4	$469	$35	$9	$453
INVESTING ACTIVITIES:
Capital expenditures	—	(2)	—	(36)	(6)	—	(44)
Payments made in connection with acquisitions, net of cash acquired	—	(3,538)	—	(31)	—	—	(3,569)
Net cash used in investing activities	—	(3,540)	—	(67)	(6)	—	(3,613)
FINANCING ACTIVITIES:
Intercompany activities	(23)	(701)	(4)	(407)	1,144	(9)	—
Proceeds from exercise of stock options	47	—	—	—	—	—	47
Dividends and dividend equivalent payments	(24)	—	—	—	—	—	(24)
Repayment on term loans	—	(38)	—	—	—	—	(38)
Cash tender and redemption of senior subordinated notes due 2020	—	(550)	—	—	—	—	(550)
Proceeds from senior subordinated notes, net	—	545	—	—	—	—	545
Proceeds from senior secured notes due 2026, net	—	3,937	—	—	—	—	3,937
Financing fees and other, net	—	2	—	(2)	(2)	—	(2)
Net cash provided by (used in) financing activities	—	3,195	(4)	(409)	1,142	(9)	3,915
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	—	1	—	1
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(409)	—	(7)	1,172	—	756
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	1,821	—	(2)	254	—	2,073
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$1,412	$—	$(9)	$1,426	$—	$2,829

20.    SUBSEQUENT EVENTS
Response to COVID-19
In December 2019, COVID-19 surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. The airline industry, in particular, has been significantly disrupted, both domestically and internationally.

Beginning in the third quarter of fiscal 2020, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company is taking cost reduction measures such as: (1) reducing its workforce by up to 15% to align operations with customer demand. These actions are in addition to the cost mitigation efforts implemented earlier this calendar year in response to the 737 MAX production rate changes; (2) implementing one to eight-week unpaid furloughs at many businesses over approximately the next six months in response to business specific situations; (3) TransDigm’s senior management team will substantially reduce their cash compensation for the balance of fiscal 2020; (4) members of TransDigm's Board of Directors will forgo their annual retainer fees; and, (5) the Company has reassessed capital expenditure projects planned and are prioritizing only those projects that are deemed essential in the near term.
The Company continues to closely analyze its cost structure and may implement additional cost reduction measures as necessary due to the ongoing business challenges resulting from the COVID-19 pandemic.

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
This Quarterly Report on Form 10-Q contains both historical and “forward-looking statements” within the meaning of Section 21E of the Exchange Act, and 27A of the Securities Act. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in the Quarterly Report on Form 10-Q. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements or the risk factors contained in this Quarterly Report on Form 10-Q to reflect new information, future events or otherwise, except as may be required under federal securities laws.
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the impact that the COVID-19 pandemic has on our business, results of operations, financial condition and liquidity; the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions, including our acquisition of Esterline; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors. Please refer to the other information included in this Quarterly Report on Form 10-Q and to Item 1A of the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.
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
For the second quarter of fiscal year 2020, we generated net sales of $1,443 million and net income attributable to TD Group of $319 million. This included net income from continuing operations attributable to TD Group of $323 million and loss from discontinued operations, net of tax, of $4 million. EBITDA As Defined was $675 million, or 46.8% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. The airline industry, in particular, has been significantly disrupted, both domestically and internationally.
Our results for the second quarter of fiscal 2020 were modestly adversely impacted by decreases in sales in our commercial aftermarket and commercial OEM channels during approximately the last three weeks of the second quarter of fiscal 2020 due to the impact of the COVID-19 pandemic on our non-defense customers and their demand for our products and services. Because the duration and severity of the pandemic is uncertain at this time, it is difficult to forecast any precise impact on the Company’s future results. However, the Company currently expects the COVID-19 pandemic to have a significant adverse impact on our sales, net income and EBITDA as Defined for the remainder of fiscal 2020 under the assumption that the COVID-19 pandemic will adversely affect our non-defense customers and their demand for our products and services, particularly in the commercial aftermarket. Longer term, the impact of the COVID-19 pandemic is fluid and continues to evolve, and because both the duration and severity of the outbreak are unclear, it is difficult to forecast any precise impact on the Company’s future results.
Beginning in the third quarter of fiscal 2020, as part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company is taking cost reduction measures such as: (1) reducing its workforce by up to 15% to align operations with customer demand. These actions are in addition to the cost mitigation efforts implemented earlier this calendar year in response to the 737 MAX production rate changes; (2) implementing one to eight-week unpaid furloughs at many businesses over approximately the next six months in response to business specific situations; (3) TransDigm’s senior management team will substantially reduce their cash compensation for the balance of fiscal 2020; (4) members of TransDigm's Board of Directors will forgo their annual retainer fees; and, (5) the Company has reassessed capital expenditure projects planned and are prioritizing only those projects that are deemed essential in the near term.
The Company continues to analyze its cost structure and may implement additional cost reduction measures as may be necessary due to the ongoing business challenges resulting from the COVID-19 pandemic. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.
Within the United States, our business has been designated an essential business, which allows us to continue to serve our customers, however, the COVID-19 pandemic has also disrupted our operations. The outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. Furthermore, in light of our determination that planned reductions in our workforce will be necessary as a result of declines in our business caused by the COVID-19 pandemic, we cannot assure that we will be able to rehire our workforce once our business has recovered. Certain of our facilities have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future. Finally, our acquisition strategy, which is a key element of our overall business strategy, may be impacted by our efforts to maintain the Company’s liquidity position in response to the COVID-19 pandemic.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Other than the adoption of ASC 842, "Leases," there have been no significant changes in critical accounting policies, management estimates or accounting policies since the fiscal year ended September 30, 2019. Refer to Note 4, "Recent Accounting Pronouncements," and Note 16, "Leases," for further information of accounting standards recently adopted or required to be adopted in the future.
Acquisitions and Divestitures
Recent acquisitions and divestitures are described in Note 3, “Acquisitions and Divestitures,” to the condensed consolidated financial statements.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2020	% of Sales	March 30, 2019	% of Sales
Net sales	$1,443	100.0%	$1,168	100.0%
Cost of sales	625	43.3%	518	44.3%
Selling and administrative expenses	180	12.5%	160	13.7%
Amortization of intangible assets	46	3.2%	22	1.9%
Income from operations	592	41.0%	468	40.1%
Interest expense, net	252	17.5%	202	17.3%
Refinancing costs	3	0.2%	3	0.3%
Income tax provision	14	1.0%	63	5.4%
Income from continuing operations	323	22.4%	200	17.1%
Less: Net income attributable to noncontrolling interests	—	—%	—	—%
Income from continuing operations attributable to TD Group	323	22.4%	200	17.1%
(Loss) Income from discontinued operations, net of tax	(4)	(0.3)%	2	0.2%
Net income attributable to TD Group	$319	22.1%	$202	17.3%

	Twenty-Six Week Periods Ended
	March 28, 2020	% of Sales	March 30, 2019	% of Sales
Net sales	$2,908	100.0%	$2,161	100.0%
Cost of sales	1,288	44.3%	947	43.8%
Selling and administrative expenses	381	13.1%	282	13.0%
Amortization of intangible assets	86	3.0%	42	1.9%
Income from operations	1,153	39.6%	890	41.2%
Interest expense, net	501	17.2%	374	17.3%
Refinancing costs	26	0.9%	3	0.1%
Other income	(3)	(0.1)%	—	—%
Income tax provision	73	2.5%	117	5.4%
Income from continuing operations	556	19.1%	396	18.3%
Less: Net income attributable to noncontrolling interests	(1)	—%	—	—%
Income from continuing operations attributable to TD Group	555	19.1%	396	18.3%
Income from discontinued operations, net of tax	68	2.3%	2	0.1%
Net income attributable to TD Group	$623	21.4%	$398	18.4%

Changes in Results of Operations
Thirteen week period ended March 28, 2020 compared with the thirteen week period ended March 30, 2019
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended March 28, 2020 and March 30, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	March 28, 2020	March 30, 2019	Change
Organic sales	$1,128	$1,072	$56	4.8%
Acquisition sales	315	96	219	18.8%
	$1,443	$1,168	$275	23.5%
The increase in organic sales for the thirteen week period ended March 28, 2020 compared to the thirteen week period ended March 30, 2019, is primarily related to an increase in defense sales ($31 million, an increase of 7.3%), commercial OEM sales ($18 million, an increase of 5.9%) and commercial aftermarket sales ($2 million, an increase of 0.6%).
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their respective acquisition date. The acquisition sales in the table above for the thirteen week periods ended March 28, 2020 and March 30, 2019 were attributable to the sales recorded by the Esterline businesses acquired by TransDigm in March 2019 for the thirteen week periods ended March 28, 2020 and March 30, 2019. For the quarter ended March 28, 2020, the businesses acquired through the Esterline acquisition generated total sales of $372 million. As TransDigm completed the acquisition of Esterline on March 14, 2019, the amount attributed to Acquisition sales in the table above has been adjusted to reflect eleven weeks of sales from the Esterline businesses during the thirteen week period ended March 28, 2020. These eleven weeks of sales represent the incremental sales not captured in the comparable quarter of the prior year period arising from TransDigm’s acquisition of Esterline.

•
Cost of Sales and Gross Profit. Cost of sales increased by $107 million, or 20.7%, to $625 million for the thirteen week period ended March 28, 2020 compared to $518 million for the thirteen week period ended March 30, 2019. Cost of sales and the related percentage of total sales for the thirteen week periods ended March 28, 2020 and March 30, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2020	March 30, 2019	Change	% Change
Cost of sales - excluding costs below	$646	$502	$144	28.7%
% of total sales	44.8%	43.0%
Acquisition integration costs	2	1	1	100.0%
% of total sales	0.1%	0.1%
Stock compensation expense	1	2	(1)	(50.0)%
% of total sales	0.1%	0.2%
Inventory acquisition accounting adjustments	—	16	(16)	(100.0)%
% of total sales	—%	1.4%
Loss contract amortization	(11)	(2)	(9)	(450.0)%
% of total sales	(0.8)%	(0.2)%
Foreign currency gain	(13)	(1)	(12)	(1,200.0)%
% of total sales	(0.9)%	(0.1)%
Total cost of sales	$625	$518	$107	20.7%
% of total sales	43.3%	44.3%
Gross profit	$818	$650	$168	25.8%
Gross profit percentage	56.7%	55.7%
The increase in the dollar amount of cost of sales during the thirteen week period ended March 28, 2020 was primarily due to increased sales volume as a result of the Esterline businesses acquired in March 2019. This was slightly offset by a decrease in inventory acquisition accounting costs as they were fully amortized by fiscal 2020, foreign currency gains and amortization of loss contract reserves primarily related to the Esterline businesses.

Gross profit as a percentage of sales increased by 1.0 percentage point to 56.7% for the thirteen week period ended March 28, 2020 from 55.7% for the thirteen week period ended March 30, 2019. This increase was driven by the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). Although gross profit as a percentage of sales continues to improve for the Esterline businesses as the integration activities continue, the gross profits earned by the Esterline businesses have a dilutive effect on TransDigm's gross profit percentage for the thirteen week period ended March 28, 2020.

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $20 million to $180 million, or 12.5% of sales, for the thirteen week period ended March 28, 2020 from $160 million, or 13.7% of sales, for the thirteen week period ended March 30, 2019. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended March 28, 2020 and March 30, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2020	March 30, 2019	Change	% Change
Selling and administrative expenses - excluding costs below	$163	$121	$42	34.7%
% of total sales	11.3%	10.4%
Stock compensation expense	10	18	(8)	(44.4)%
% of total sales	0.7%	1.5%
Acquisition-related expenses	7	21	(14)	(66.7)%
% of total sales	0.5%	1.8%
Total selling and administrative expenses	$180	$160	$20	12.5%
% of total sales	12.5%	13.7%
The increase in the dollar amount of selling and administrative expenses during the thirteen week period ended March 28, 2020 is primarily due to increased sales volume as a result of the Esterline businesses acquired in March 2019, partially offset by decreases in acquisition-related expenses of $14 million and stock compensation expense of $8 million. The decrease in stock compensation expense is attributable to a cumulative adjustment to expense under US GAAP for a change in the expected vesting percentage of the fiscal 2020 stock option grants.

•
Amortization of Intangible Assets. Amortization of intangible assets was $46 million for the thirteen week period ended March 28, 2020 compared to $22 million in the thirteen week period ended March 30, 2019. The increase in amortization expense of $24 million was due to the amortization expense on the definite-lived intangible assets recorded in connection with the fiscal 2019 acquisition of Esterline.

•
Refinancing Costs. Refinancing costs of $3 million were recorded for the thirteen week period ended March 28, 2020 and primarily related to certain fees incurred to refinance its term loans in February 2020.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees; slightly offset by interest income. Interest expense-net increased $50 million, or 24.8%, to $252 million for the thirteen week period ended March 28, 2020 from $202 million for the comparable thirteen week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $18.5 billion for the thirteen week period ended March 28, 2020 and approximately $15.3 billion for the thirteen week period ended March 30, 2019. The increase in weighted average level of borrowings was primarily due to the activity in the first and second quarter of fiscal 2020 consisting of the issuance of $2.65 billion in 5.50% 2027 Notes and the $200 million draw on the revolving credit facility. The increases in new debt described above were slightly offset by the redemption of $1.15 billion in 6.00% 2022 Notes in the first quarter of fiscal 2020. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended March 28, 2020 was 5.31%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 4.2% for the thirteen week period ended March 28, 2020 compared to 24.2% for the thirteen week period ended March 30, 2019. On March 27, 2020, President Trump signed into law the CARES Act in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The most significant impact of the CARES Act for the Company is an increase of the IRC 163(j) Interest Disallowance Limitations from 30% to 50% of adjusted taxable income which will allow the Company to deduct additional interest for fiscal years 2020 (retroactive to October 1, 2019 for the Company) and 2021. The Company's lower effective tax rate for the thirteen week period ended March 28, 2020 was primarily due to a discrete benefit recognized for excess tax benefits for share-based payments, in addition to the modification of the interest expense limitation under IRC Section 163(j) enacted as part of the CARES Act. The Company’s effective tax rate for the thirteen week period ended March 28, 2020 was lower than the Federal statutory rate of 21% primarily due to a discrete benefit recognized for excess tax benefits for share-based payments, partially offset by foreign earnings taxed at rates higher than the U.S. statutory rate.

•
(Loss) Income from Discontinued Operations. Discontinued operations for the thirteen week period ended March 28, 2020 includes an immaterial adjustment of $4 million on the gain recognized from the sale of Souriau-Sunbank. Discontinued operations for the thirteen week period ended March 30, 2019 include the results of the operations of the Souriau-Sunbank Connection Technologies business and the Esterline Interface Technology ("EIT") group of businesses. Both businesses were acquired by TransDigm as part of its acquisition of Esterline in March 2019. On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton Corporation plc (“Eaton”) for approximately $920 million. On September 20, 2019, TransDigm completed the divestiture of EIT to an affiliate of KPS Capital Partners, LP for approximately $190 million.

Income from discontinued operations for the thirteen week period ended March 30, 2019 is $1 million and includes the results of operations of the Souriau-Sunbank and EIT businesses.

•
Net Income Attributable to TD Group. Net income attributable to TD Group increased $117 million, or 57.9%, to $319 million for the thirteen week period ended March 28, 2020 compared to net income attributable to TD Group of $202 million for the thirteen week period ended March 30, 2019, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $5.56 for the thirteen week period ended March 28, 2020 and $3.60 per share for the thirteen week period ended March 30, 2019. Basic and diluted earnings (loss) per share from continuing operations and discontinued operations was $5.63 and $(0.07), respectively, for the thirteen week period ended March 28, 2020. Basic and diluted earnings per share from continuing operations and discontinued operations was $3.56 and $0.04, respectively, for the thirteen week period ended March 30, 2019.

Business Segments

•	Segment Net Sales. Net sales by segment for the thirteen week periods ended March 28, 2020 and March 30, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2020	% of Sales	March 30, 2019	% of Sales	Change	% Change
Power & Control	$747	51.8%	$631	54.0%	$116	18.4%
Airframe	655	45.4%	499	42.7%	156	31.3%
Non-aviation	41	2.8%	38	3.3%	3	7.9%
	$1,443	100.0%	$1,168	100.0%	$275	23.5%
Acquisition sales for the Power & Control segment increased $70 million, or an increase of 11.1%, resulting from the acquisition of Esterline. Organic sales for the Power & Control segment increased $46 million, an increase of 7.3%, for the thirteen week period ended March 28, 2020 compared to the thirteen week period ended March 30, 2019. The organic sales increase resulted primarily from an increase in commercial aftermarket sales ($16 million, an increase of 9.0%), an increase in commercial OEM sales ($13 million, an increase of 9.5%) and an increase in defense sales ($12 million, an increase of 4.0%).
Acquisition sales for the Airframe segment increased $146 million, or an increase of 29.3%, resulting from the acquisition of Esterline. Organic sales for the Airframe segment increased $10 million, an increase of 2.0%, for the thirteen week period ended March 28, 2020 compared to the thirteen week period ended March 30, 2019. The organic sales increase resulted primarily from an increase in defense sales ($17 million, an increase of 13.8%) and commercial OEM sales ($5 million, an increase of 3.1%); partially offset by a decrease in commercial aftermarket sales ($14 million, a decrease of 6.9%).
Acquisition sales for the Non-aviation segment increased $3 million, or an increase of 7.9%, resulting from the acquisition of Esterline.

•	EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended March 28, 2020 and March 30, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2020	% of Segment Sales	March 30, 2019	% of Segment Sales	Change	% Change
Power & Control	$381	55.2%	$329	56.3%	$52	15.8%
Airframe	296	42.8%	243	41.6%	53	21.8%
Non-aviation	14	2.0%	12	2.1%	2	16.7%
	$691	100.0%	$584	100.0%	$107	18.3%
EBITDA As Defined for the Power & Control segment from the acquisition of Esterline increased approximately $20 million for the thirteen week period ended March 28, 2020. Organic EBITDA As Defined for the Power & Control segment increased approximately $32 million, an increase of 9.8%, resulting from organic sales growth in defense, commercial OEM and commercial aftermarket, as well as the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the acquisition of Esterline increased approximately $58 million for the thirteen week period ended March 28, 2020. Organic EBITDA as Defined for the Airframe segment decreased approximately $5 million, a decrease of 1.9%, resulting from an organic sales decrease in the commercial aftermarket, partially offset by organic sales increases in defense and commercial OEM and the application of our three core value-driven operating strategies.
EBITDA As Defined for the Non-aviation segment from the acquisition of Esterline increased approximately $1 million for the thirteen week period ended March 28, 2020. Organic EBITDA As Defined for the Non-aviation segment increased approximately $1 million, an increase of 9.2%.
Twenty-six week period ended March 28, 2020 compared with the twenty-six week period ended March 30, 2019
Total Company

•
Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended March 28, 2020 and March 30, 2019 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Total Sales
	March 28, 2020	March 30, 2019	Change
Organic sales	$2,209	$2,065	$144	6.7%
Acquisition sales	699	96	603	27.9%
	$2,908	$2,161	$747	34.6%
The increase in organic sales for the twenty-six week period ended March 28, 2020 compared to the twenty-six week period ended March 30, 2019, is primarily related to an increase in defense sales ($74 million, an increase of 9.5%), commercial aftermarket sales ($45 million, an increase of 6.3%) and commercial OEM sales ($17 million, an increase of 3.0%).
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their respective acquisition date. The acquisition sales in the table above for the twenty-six week periods ended March 28, 2020 and March 30, 2019 were attributable to the sales recorded by the Esterline businesses acquired by TransDigm in March 2019 for the twenty-six week periods ended March 28, 2020 and March 30, 2019. For the twenty-six week period ended March 28, 2020, the businesses acquired through the Esterline acquisition generated total sales of $756 million. As TransDigm completed the acquisition of Esterline on March 14, 2019, the amount attributed to Acquisition sales in the table above has been adjusted to reflect twenty-four weeks of sales from the Esterline businesses during the twenty-six week period ended March 28, 2020. These twenty-four weeks of sales represent the incremental sales not captured in the comparable twenty-six week period of the prior year period arising from TransDigm’s acquisition of Esterline.

•
Cost of Sales and Gross Profit. Cost of sales increased by $341 million, or 36.0%, to $1,288 million for the twenty-six week period ended March 28, 2020 compared to $947 million for the twenty-six week period ended March 30, 2019. Cost of sales and the related percentage of total sales for the twenty-six week periods ended March 28, 2020 and March 30, 2019 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2020	March 30, 2019	Change	% Change
Cost of sales - excluding costs below	$1,305	$928	$377	40.6%
% of total sales	44.9%	42.9%
Stock compensation expense	4	4	—	—%
% of total sales	0.1%	0.2%
Acquisition integration costs	3	3	—	—%
% of total sales	0.1%	0.1%
Foreign currency loss (gain)	1	(3)	4	133.3%
% of total sales	—%	(0.1)%
Inventory acquisition accounting adjustments	—	20	(20)	(100.0)%
% of total sales	—%	0.9%
Loss contract amortization	(25)	(5)	(20)	(400.0)%
% of total sales	(0.9)%	(0.2)%
Total cost of sales	$1,288	$947	$341	36.0%
% of total sales	44.3%	43.8%
Gross profit	$1,620	$1,214	$406	33.4%
Gross profit percentage	55.7%	56.2%
The increase in the dollar amount of cost of sales during the twenty-six week period ended March 28, 2020 was primarily due to increased sales volume as a result of the Esterline businesses acquired in March 2019 compared to the twenty-six week period ended March 30, 2019. This was slightly offset by a decrease in inventory acquisition accounting adjustments as they were fully amortized prior to fiscal 2020 and amortization of loss contract reserves primarily related to the Esterline acquisition.
Gross profit as a percentage of sales decreased by 0.5 points to 55.7% for the twenty-six week period ended March 28, 2020 from 56.2% for the twenty-six week period ended March 30, 2019. The decrease in the gross profit percentage is primarily driven by the dilutive effect of the Esterline businesses on the gross profit percentage for the twenty-six week period ended March 28, 2020. However, the gross profit percentage continues to improve for the Esterline businesses as integration activities continue including the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers).

•
Selling and Administrative Expenses. Selling and administrative expenses increased by $99 million to $381 million, or 13.1% of sales, for the twenty-six week period ended March 28, 2020 from $282 million, or 13.1% of sales, for the twenty-six week period ended March 30, 2019. Selling and administrative expenses and the related percentage of total sales for the twenty-six week periods ended March 28, 2020 and March 30, 2019 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2020	March 30, 2019	Change	% Change
Selling and administrative expenses - excluding costs below	$335	$221	$114	51.6%
% of total sales	11.5%	10.2%
Stock compensation expense	33	34	(1)	(2.9)%
% of total sales	1.1%	1.6%
Acquisition-related expenses	13	27	(14)	(51.9)%
% of total sales	0.4%	1.2%
Total selling and administrative expenses	$381	$282	$99	35.1%
% of total sales	13.1%	13.1%

The increase in the dollar amount of selling and administrative expenses during the twenty-six week period ended March 28, 2020 is primarily due to increased sales volume as a result of the Esterline businesses acquired in March 2019, partially offset by decreases in acquisition-related expenses of $14 million and stock compensation expense of $1 million. The decrease in stock compensation expense is attributable to a cumulative adjustment to expense under US GAAP recorded in the second quarter of fiscal 2020 for a change in the expected vesting percentage of the fiscal 2020 stock option grants.

•
Amortization of Intangible Assets. Amortization of intangible assets was $86 million for the twenty-six week period ended March 28, 2020 compared to $42 million in the twenty-six week period ended March 30, 2019. The increase in amortization expense of $44 million was due to the amortization expense on the definite-lived intangible assets recorded in connection with the fiscal 2019 acquisition of Esterline.

•
Refinancing Costs. Refinancing costs of $26 million were recorded for the twenty-six week period ended March 28, 2020 and primarily related to the fees incurred on the redemption of the 2022 Notes that occurred in the first quarter of fiscal 2020 and certain fees incurred to refinance the term loans in the second quarter of fiscal 2020.

•
Other Income. Other income of $3 million was recorded for the twenty-six week period ended March 28, 2020 and primarily related to the non-service related components of net periodic benefit costs on the Company's defined benefit pension plans.

•
Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $127 million, or 34.0%, to $501 million for the twenty-six week period ended March 28, 2020 from $374 million for the comparable twenty-six week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $18.2 billion for the twenty-six week period ended March 28, 2020 and approximately $14.1 billion for the twenty-six week period ended March 30, 2019. The increase in weighted average level of borrowings was primarily due to the activity in the second quarter of fiscal 2019 consisting of the issuance of $4.0 billion in 6.25% 2026 Secured Notes and the issuance of $550 million in 7.50% 2027 Notes and the activity in the first and second quarters of fiscal 2020 consisting of the issuance of $2.65 billion in 5.50% 2027 Notes and the $200 million draw on the revolving credit facility. The increases in new debt described above were slightly offset by the redemptions of $550 million in 5.50% 2020 Notes and $1.15 billion in 6.00% 2022 Notes. The weighted average interest rate for cash interest payments on total borrowings outstanding for the twenty-six week period ended March 28, 2020 was 5.20%.

•
Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 11.6% for the twenty-six week period ended March 28, 2020 compared to 22.9% for the twenty-six week period ended March 30, 2019. On March 27, 2020, President Trump signed into law the CARES Act in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The most significant impact of the CARES Act for the Company is an increase of the IRC 163(j) Interest Disallowance Limitations from 30% to 50% of adjusted taxable income which will allow the Company to deduct additional interest for fiscal years 2020 and 2021. The Company's lower effective tax rate for the twenty-six week period ended March 28, 2020 was primarily due to a discrete benefit recognized for excess tax benefits for share-based payments, in addition to the modification of the interest expense limitation under IRC Section 163(j) enacted as part of the CARES Act. The Company’s effective tax rate for the period ended March 28, 2020 was lower than the Federal statutory rate of 21% primarily due to a discrete benefit recognized for excess tax benefits for share-based payments, partially offset by foreign earnings taxed at rates higher than the U.S. statutory rate.

•
Income from Discontinued Operations. Discontinued operations for the twenty-six week period ended March 28, 2020 include the results of the operations of Souriau-Sunbank. Discontinued operations for the twenty-six week period ended March 30, 2019 include the results of the operations of Souriau-Sunbank and the Esterline Interface Technology ("EIT") group of businesses. Both businesses were acquired by TransDigm as part of its acquisition of Esterline in March 2019. On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton for approximately $920 million. On September 20, 2019, TransDigm completed the divestiture of EIT to an affiliate of KPS Capital Partners, LP for approximately $190 million.

Income from discontinued operations for the twenty-six week period ended March 28, 2020 is $68 million and includes $8 million from Souriau-Sunbank's operations and a gain on the sale of Souriau-Sunbank, net of tax, of $60 million. Income from discontinued operations for the twenty-six week period ended March 30, 2019 is $1 million and includes the results of operations of the Souriau-Sunbank and EIT businesses.

•
Net Income Attributable to TD Group. Net income attributable to TD Group increased $225 million, or 56.5%, to $623 million for the twenty-six week period ended March 28, 2020 compared to net income attributable to TD Group of $398 million for the twenty-six week period ended March 30, 2019, primarily as a result of the factors referred to above.

•
Earnings per Share. Basic and diluted earnings per share was $7.63 for the twenty-six week period ended March 28, 2020 and $6.65 per share for the twenty-six week period ended March 30, 2019. Basic and diluted earnings per share from continuing operations and discontinued operations was $6.45 and $1.18, respectively, for the twenty-six week period ended March 28, 2020. Basic and diluted earnings per share from continuing operations and discontinued operations was $6.61 and $0.04, respectively, for the twenty-six week period ended March 30, 2019. Net income attributable to TD Group for the twenty-six week period ended March 28, 2020 of $623 million was decreased by dividend equivalent payments paid of $185 million, or $3.22 per share, resulting in net income available to common shareholders of $438 million, or $7.63 per share. Net income for the twenty-six week period ended March 30, 2019 of $398 million was decreased by dividend equivalent payments of $24 million, or $0.43 per share, resulting in net income available to common shareholders of $374 million, or $6.65 per share.

Business Segments

•	Segment Net Sales. Net sales by segment for the twenty-six week periods ended March 28, 2020 and March 30, 2019 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2020	% of Sales	March 30, 2019	% of Sales	Change	% Change
Power & Control	$1,499	51.5%	$1,192	55.2%	$307	25.8%
Airframe	1,329	45.7%	898	41.5%	431	48.0%
Non-aviation	80	2.8%	71	3.3%	9	12.7%
	$2,908	100.0%	$2,161	100.0%	$747	34.6%
Acquisition sales for the Power & Control segment increased $196 million, or an increase of 16.4%, resulting from the acquisition of Esterline. Organic sales for the Power & Control segment increased $111 million, an increase of 9.3%, for the twenty-six week period ended March 28, 2020 compared to the twenty-six week period ended March 30, 2019. The organic sales increase resulted primarily from an increase in defense sales ($50 million, an increase of 8.7%), an increase in commercial aftermarket sales ($45 million, an increase of 13.4%) and an increase in commercial OEM sales ($10 million, an increase of 4.0%).
Acquisition sales for the Airframe segment increased $401 million, or an increase of 44.7%, resulting from the acquisition of Esterline. Organic sales for the Airframe segment increased $30 million, an increase of 3.3%, for the twenty-six week period ended March 28, 2020 compared to the twenty-six week period ended March 30, 2019. The organic sales increase resulted primarily from an increase in defense sales ($22 million, an increase of 10.5%) and commercial OEM sales ($6 million, an increase of 2.1%).
Acquisition sales for the Non-aviation segment increased $7 million, or an increase of 9.9%, resulting from the acquisition of Esterline. Organic sales for the Non-aviation segment increased by $2 million, an increase of 2.8%, for the twenty-six week period ended March 28, 2020 compared to the twenty-six week period ended March 30, 2019.

•	EBITDA As Defined. EBITDA As Defined by segment for the twenty-six week periods ended March 28, 2020 and March 30, 2019 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2020	% of Segment Sales	March 30, 2019	% of Segment Sales	Change	% Change
Power & Control	$766	54.9%	$628	58.0%	$138	22.0%
Airframe	602	43.2%	434	40.0%	168	38.7%
Non-aviation	26	1.9%	22	2.0%	4	18.2%
	$1,394	100.0%	$1,084	100.0%	$310	28.6%
EBITDA As Defined for the Power & Control segment from the acquisition of Esterline increased approximately $55 million for the twenty-six week period ended March 28, 2020. Organic EBITDA As Defined for the Power & Control segment increased approximately $83 million, an increase of 13.2%, resulting from organic sales growth in defense, commercial OEM and commercial aftermarket, as well as the application of our three core value-driven operating strategies, and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment from the acquisition of Esterline increased approximately $153 million for the twenty-six week period ended March 28, 2020. Organic EBITDA as Defined for the Airframe segment increased approximately $15 million, an increase of 3.5%, primarily resulting from organic sales growth in defense and commercial OEM as well as the application of our three core value-driven operating strategies.

EBITDA As Defined for the Non-aviation segment from the acquisition of Esterline increased approximately $1 million for the twenty-six week period ended March 28, 2020. Organic EBITDA As Defined for the Non-aviation segment increased approximately $3 million, an increase of 13.6%.
Backlog
As of March 28, 2020, the Company estimated its sales order backlog at $3,540 million compared to $2,188 million as of March 30, 2019. The sales order backlog associated with the acquired Esterline businesses was excluded in the sales order backlog total as of March 30, 2019 as at the time it was being assessed by TransDigm management to ensure the reported backlog was in compliance with TransDigm policy and computed consistently with that of the existing TransDigm legacy businesses.
Excluding the increase in the sales order backlog attributable to the Esterline businesses being included in the total as of March 28, 2020, backlog increased approximately $70 million compared to March 30, 2019. The majority of the purchase orders outstanding as of March 28, 2020 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of March 28, 2020 may not necessarily represent the actual amount of shipments or sales for any future period.
Foreign Operations
Although we manufacture a significant portion of our products in the United States, we manufacture certain products in Europe, Asia, Canada, Mexico and other countries globally. We sell our products in the United States as well as in foreign countries. Although the majority of sales of our products are made to customers (including distributors) located in the United States, our products are ultimately sold to and used by customers, including airlines and other end users of aircraft, throughout the world. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including the COVID-19 pandemic, currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.
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
The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control, including the ongoing COVID-19 pandemic.
As TransDigm cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to its results cannot be reasonably estimated, but could be material. The Company is actively managing the business to maintain cash flow, including the cost reduction efforts described in Note 20, "Subsequent Events," to the condensed consolidated financial statements in response to the COVID-19 pandemic and are continuing to focus on the application of its three core value-driven operating strategies (obtaining profitable new business, continually improving its cost structure and providing highly engineered value-added products to customers).

In March 2020, the President of the United States signed the CARES Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The most significant impact of the CARES Act for the Company is an increase of the IRC 163(j) Interest Disallowance Limitations from 30% to 50% of adjusted taxable income which will allow the Company to deduct additional interest for fiscal years 2020 and 2021. The Company continues to assess the impact of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
In March 2020, the Company drew $200 million on its revolving credit facility to increase the Company's liquidity as a precautionary response to macroeconomic conditions caused by the COVID-19 pandemic. Also, in further actions to increase the Company's liquidity, the Company executed two notes offerings in April 2020 in which the proceeds received are for general Corporate purposes. On April 8, 2020, the Company entered into a purchase agreement in connection with a private offering of $1,100 million in aggregate principal amount of 8.00% Senior Secured Notes due 2025 at an issue price of 100% of the principal amount. On April 17, 2020, the Company entered into a purchase agreement in connection with a private offering of $400 million in aggregate principal amount of 6.25% Senior Secured Notes due 2026 at an issue price of 101% of the principal amount.
As of March 28, 2020, the Company has significant liquidity as illustrated in the table presented below (in millions):

As of March 28, 2020
Cash and cash equivalents	$2,668
Availability on revolving credit facility	518
Liquidity (1)	$3,186

(1)	Excludes approximately $1,500 million in cash received from the April 2020 secured notes offerings.
We believe our significant liquidity will allow us to meet our anticipated funding requirements. We expect to meet our short-term liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, additional draws on the revolving credit facility. Long-term liquidity requirements consist primarily of obligations under our long-term debt agreements. There is no maturity on any tranche of term loans or notes until July 2024. The Company's $350 million trade receivable securitization facility renews annually in July.
Operating Activities. The Company generated $594 million of net cash from operating activities during the twenty-six week period ended March 28, 2020 compared to $453 million during the twenty-six week period ended March 30, 2019. The increase is primarily attributable to the additional net operating cash inflows generated by the Esterline businesses.
The change in accounts receivable during the twenty-six week period ended March 28, 2020 was a source of cash of $74 million compared to a use of cash of $7 million during the twenty-six week period ended March 30, 2019. The increase in the source of cash of $81 million is primarily attributable to the timing of receipt of payment from customers as well as a slowdown in sales within the last few weeks of the second fiscal quarter due to the COVID-19 pandemic.
The change in inventories during the twenty-six week period ended March 28, 2020 was a use of cash of $97 million compared to a use of cash of $45 million during the twenty-six week period ended March 30, 2019. The increase in the use of cash is primarily driven by the slowdown in sales as a result of the COVID-19 pandemic, particularly within the last few weeks of the second fiscal quarter.
The change in accounts payable during the twenty-six week period ended March 28, 2020 was a use of cash of $12 million compared to a source of cash of $1 million during the twenty-six week period ended March 30, 2019.
Investing Activities. Net cash provided by investing activities was $854 million during the twenty-six week period ended March 28, 2020, consisting of proceeds of $904 million from the divestiture of Souriau-Sunbank and partially offset by capital expenditures of $50 million.
Net cash used in investing activities was $3,613 million during the twenty-six week period ended March 30, 2019, consisting of capital expenditures of $44 million and payments for acquisitions, net of cash acquired, of $3,569 million which is primarily comprised of the acquisition of Esterline for $3,536 million and NavCom for $27 million.
Financing Activities. Net cash used by financing activities during the twenty-six week period ended March 28, 2020 was $248 million. The use of cash was primarily attributable to dividend equivalent payments of $1,928 million, the redemption of the 2022 Notes outstanding for $1,168 million, the purchase of treasury stock of $19 million and repayments on term loans of $19 million. The use of cash was partially offset by $2,625 million in net proceeds from the completion of the 2027 5.50% Notes offering, $200 million in proceeds from the revolving credit facility and $69 million in proceeds from stock option exercises.

Net cash provided by financing activities during the twenty-six week period ended March 30, 2019 was $3,915 million. The source of cash was primarily attributable to $4,482 million in net proceeds from the completion of the 2026 Secured Notes and 2027 Notes offerings in the second quarter of fiscal 2019 and $47 million in proceeds from stock option exercises. Sources were partially offset by the cash tender and redemption of the 2020 Notes for $550 million, repayments on term loans of $38 million and the payment of $24 million in dividend equivalent payments.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. During the twenty six week period ended March 28, 2020, other than the debt financing transactions described below and in Note 9, "Debt," to the condensed consolidated financial statements, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,505 million in fully drawn term loans (the “Term Loans Facility”) and a $760 million revolving credit facility, on which the Company drew approximately $200 million on March 24, 2020. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of March 28, 2020):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,216 million	May 30, 2025	LIBO rate + 2.25%
Tranche F	$3,515 million	December 9, 2025	LIBO rate + 2.25%
Tranche G	$1,774 million	August 22, 2024	LIBO rate + 2.25%
The Term Loans Facility requires quarterly aggregate principal payments of $18.8 million. The revolving commitments consist of two tranches which includes up to $151.5 million of multicurrency revolving commitments. At March 28, 2020, the Company had $41.7 million in letters of credit outstanding and $518.3 million in borrowings available under the revolving commitments. The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate related to the tranche E, tranche F and tranche G term loans are not subject to a floor. For the twenty-six week period ended March 28, 2020, the applicable interest rates ranged from approximately 3.9% to 4.3% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 12, “Derivatives and Hedging Activities,” to the condensed consolidated financial statements.
Recent Amendments to the Credit Agreement
On February 6, 2020, the Company entered into Amendment No. 7 and Refinancing Facility Agreement (herein, "Amendment No. 7"). Under the terms of Amendment No. 7, the Company, among other things, (i) incurred new tranche E term loans in an aggregate principal amount equal to approximately $2,216 million, new tranche F term loans in an aggregate principal amount equal to approximately $3,515 million and new tranche G term loans, (collectively, the "New Term Loans") in an aggregate principal amount equal to approximately $1,774 million, (ii) repaid in full all of the existing tranche E term loans, tranche F term loans and tranche G term loans outstanding under the Credit Agreement immediately prior to the Amendment and (iii) extended the maturity date of the tranche F term loans to December 9, 2025, (iv) modified the definition of consolidated EBITDA in the Credit Agreement to add back certain cost savings and non-recurring cost and expenses and (v) modified certain negative covenants to provide additional flexibility to enable TransDigm to incur additional debt and make additional investments and asset sales.
The New Term Loans were fully drawn on February 6, 2020. The LIBOR interest rate per annum applicable to the New Term Loans is 2.25%, down from 2.50% prior to the Amendment. The other terms and conditions that apply to the New Term Loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to the Amendment.
On March 14, 2019, the Company entered into Amendment No. 6 to the Second Amended and Restated Credit Agreement ("Amendment No. 6"). Under the terms of Amendment No. 6, the capacity of the revolving credit facility increased from $600 million to $760 million. The revolving credit facility consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. The terms and conditions that apply to the revolving credit facility, other than the additional revolving credit commitments, are substantially the same as the terms and conditions that applied to the revolving credit facility immediately prior to Amendment No. 6.

Indentures
The following table represents the notes outstanding as of March 28, 2020:

Description	Aggregate Principal	Maturity Date	Interest Rate
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$750 million	May 15, 2025	6.50%
2026 Secured Notes	$4,000 million	March 15, 2026	6.250%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%
7.50% 2027 Notes	$550 million	March 15, 2027	7.50%
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
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
On February 13, 2019, the Company announced a cash tender offer for any and all of its outstanding 2020 Notes. On March 15, 2019, the Company redeemed the principal amount of $550 million in 2020 Notes, plus accrued and unpaid interest of approximately $12.6 million. The Company recorded refinancing costs of $1.7 million during the thirteen and thirty-nine week periods ended March 28, 2020 representing unamortized debt issuance costs expensed in conjunction with the redemption of the 2020 Notes.
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
On November 13, 2019, the Company issued $2,650 million in aggregate principal amount of 5.50% Senior Subordinated Notes due 2027 (herein the "5.50% 2027 Notes") at an issue price of 100% of the principal amount thereof in a private offering. The 2027 Notes were issued pursuant to an indenture, dated as of November 13, 2019, among TransDigm, as issuer, TD Group, TD UK and the other subsidiaries of TransDigm named therein, as guarantors.

On November 26, 2019, the Company used a portion of the net proceeds from the offering of the 5.50% 2027 Notes to redeem all of its outstanding 6.00% 2022 Notes. The Company redeemed the principal amount of $1,150 million, plus accrued interest of approximately $25.5 million and early redemption premium of $17.3 million.
In April 2020, the Company executed two notes offerings for general Corporate purposes, including increasing its liquidity as a result of the COVID-19 pandemic. On April 8, 2020, the Company entered into a purchase agreement in connection with a private offering of $1,100 million in aggregate principal amount of 8.00% Senior Secured Notes due 2025 at an issue price of 100% of the principal amount. On April 17, 2020, the Company entered into a purchase agreement in connection with a private offering of $400 million in aggregate principal amount of 6.25% Senior Secured Notes due 2026 at an issue price of 101% of the principal amount. Refer to Note 9, "Debt," to the condensed consolidated financial statements for further information.
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
The restrictive covenants included in the Credit Agreement are subject to amendments executed periodically. The most recent amendment that impacted the restrictive covenants contained in the Credit Agreement is Amendment No. 7. The restrictive covenants are described above in the Recent Amendments to the Credit Agreement section.
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
As of March 28, 2020, the Company was in compliance with all of its debt covenants.
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
On July 30, 2019, the Company amended the Securitization Facility to extend the maturity date to July 28, 2020. As of March 28, 2020, the Company has borrowed $350 million under the Securitization Facility, which bears interest at a rate of 0.9% plus LIBOR. At March 28, 2020, the applicable interest rate was 2.5%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
During March 2020, the Company repurchased 36,900 shares of its common stock at a gross cost of $18.9 million at the weighted average cost of $512.67 under the $650 million stock repurchase program. As of March 28, 2020, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of March 28, 2020, the Company had $41.7 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Income from continuing operations	$323	$200	$556	$396
Adjustments:
Depreciation and amortization expense	72	39	141	74
Interest expense, net	252	202	501	374
Income tax provision	14	63	73	117
EBITDA	661	504	1,271	961
Adjustments:
Inventory acquisition accounting adjustments (1)	—	16	—	20
Acquisition integration costs (2)	9	5	15	7
Acquisition transaction-related expenses (3)	—	17	1	22
Non-cash stock compensation expense (4)	11	21	37	38
Refinancing costs (5)	3	3	26	3
Other, net (6)	(9)	—	6	2
EBITDA As Defined	$675	$566	$1,356	$1,053

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)	Represents transaction-related costs comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(4)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(5)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(6)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation, and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Twenty-Six Week Periods Ended
	March 28, 2020	March 30, 2019
Net cash provided by operating activities	$594	$453
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	173	64
Interest expense, net (1)	485	361
Income tax provision - current	82	124
Non-cash stock compensation expense (2)	(37)	(38)
Refinancing costs (3)	(26)	(3)
EBITDA	1,271	961
Adjustments:
Inventory acquisition accounting adjustments (4)	—	20
Acquisition integration costs (5)	15	7
Acquisition transaction-related expenses (6)	1	22
Non-cash stock compensation expense (2)	37	38
Refinancing costs (3)	26	3
Other, net (7)	6	2
EBITDA As Defined	$1,356	$1,053

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(4)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.

(5)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(6)	Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(7)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation, and gain or loss on sale of fixed assets.

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
Except for the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, the market risks have not materially changed since the date our most recent Form 10-K was filed with the SEC.
ITEM 4. CONTROLS AND PROCEDURES
As of March 28, 2020, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including the President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 28, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We and certain of our current or former officers and directors are defendants in a consolidated securities class action captioned In re TransDigm Group, Inc. Securities Litigation, Case No. 1:17-cv-01677-DCN (N.D. Ohio). The cases were originally filed on August 10, 2017, and September 18, 2017 and were consolidated on December 5, 2017. The plaintiffs allege that the defendants made false or misleading statements with respect to, or failed to disclose, the impact of certain alleged business practices in connection with sales to the U.S. government on the Company’s growth and profitability. The plaintiffs assert claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, and seek unspecified monetary damages and other relief. On February 19, 2020, the Court granted our motion to dismiss and the case was dismissed. The plaintiffs appealed the decision on March 18, 2020. We intend to continue to vigorously defend the consolidated securities class action on appeal and believe it is without merit. We also believe we have sufficient insurance coverage available. Therefore, we do not expect these matters to have a material adverse impact on our financial condition or results of operations. If we were to lose the appeal of the Court’s entry of dismissal, it would be difficult at this time to estimate a range of any potential loss. In addition, we, as nominal defendant, and certain of our current or former officers and directors were sued defendants in a shareholder derivative action captioned Sciabacucchi v. Howley et al., No. 1:17-cv-1971-DCN (N.D. Ohio). The case was filed on September 19, 2017. The plaintiffs alleged breach of fiduciary duty and other claims arising out of substantially the same actions or inactions alleged in the securities class action described above. This action has been dismissed without prejudice in light of the Court’s dismissal of the consolidated securities class action. Plaintiff has appealed the dismissal.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed on November 19, 2019. The material changes to the risk factors for the second quarter of fiscal 2020 are described below.
Set forth below are important risks and uncertainties that could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this report.

We face risks related to the current COVID-19 pandemic and other health epidemics and outbreaks.

The global outbreak of COVID-19 is currently impacting countries, communities, supply chains, and markets. As of March 28, 2020, the COVID-19 pandemic was beginning to adversely impact our commercial aftermarket sales and we believe that the COVID-19 pandemic will also adversely impact our commercial OEM and aftermarket sales for an indeterminate length of time. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Because this situation is ongoing and because the duration and severity of the outbreak are unclear, it is difficult to forecast any impacts on the Company’s future results. However, we currently expect COVID-19 to have a significant adverse impact on our sales, net income and EBITDA as Defined for the remainder of fiscal 2020 under the assumption that the COVID-19 outbreak will adversely affect our non-defense customers and their demand for our products and services for at least in the near term.

The COVID-19 pandemic has also disrupted our operations. The outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. Furthermore, in light of our determination that planned reductions in our workforce were necessary as a result of declines in our business caused by the COVID-19 pandemic, we cannot assure that we will be able to rehire our entire workforce once our business has recovered. Certain of our facilities have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future. Finally, our acquisition strategy, which is a key element of our overall business strategy, may be impacted by our efforts to maintain the Company’s liquidity position in response to the COVID-19 pandemic.

The impact of COVID-19 may also exacerbate other risks discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, any of which could have a material effect on us. This situation continues to evolve and additional impacts may arise that we are not aware of currently.
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

During March 2020, the Company repurchased 36,900 shares of its common stock at a gross cost of $18.9 million at the weighted average cost of $512.67 under the $650 million stock repurchase program. As of March 28, 2020, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.25% Senior Secured Notes due 2026 (incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)).

4.2	Form of 6.25% Senior Secured Notes due 2026 (included in Exhibit 4.1).
4.3
Third Supplemental Indenture, dated as of April 17, 2020, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.25% Senior Secured Notes due 2026.

4.4
Indenture, dated as of April 8, 2020, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 8.00% Senior Secured Notes due 2025.

4.5	Form of 8.00% Senior Secured Notes due 2025 (included in Exhibit 4.4).
10.1
Amendment No. 7 and Refinancing Facility Agreement, dated as of February 6, 2020, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders.

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

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	May 5, 2020
Kevin Stein

/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	May 5, 2020
Michael Lisman