Form 10-Q
period 2020-06-27
TransDigm Group INC
filed 2020-08-04
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 27, 2020

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 54,206,278 as of July 22, 2020.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	June 27, 2020	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,549	$1,467
Trade accounts receivable—Net	726	1,068
Inventories—Net	1,344	1,233
Assets held-for-sale	—	962
Prepaid expenses and other	152	135
Total current assets	6,771	4,865
PROPERTY, PLANT AND EQUIPMENT—NET	744	757
GOODWILL	7,858	7,820
OTHER INTANGIBLE ASSETS—NET	2,634	2,744
DEFERRED INCOME TAXES	12	—
OTHER	160	69
TOTAL ASSETS	$18,179	$16,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$279	$80
Short-term borrowings—trade receivable securitization facility	350	350
Accounts payable	231	276
Accrued liabilities	791	675
Liabilities held-for-sale	—	157
Total current liabilities	1,651	1,538
LONG-TERM DEBT	19,410	16,469
DEFERRED INCOME TAXES	372	441
OTHER NON-CURRENT LIABILITIES	925	691
Total liabilities	22,358	19,139
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 58,380,866 and 57,623,311 at June 27, 2020 and September 30, 2019, respectively	1	1
Additional paid-in capital	1,527	1,379
Accumulated deficit	(4,427)	(3,120)
Accumulated other comprehensive loss	(490)	(379)
Treasury stock, at cost; 4,198,226 and 4,161,326 shares at June 27, 2020 and September 30, 2019, respectively	(794)	(775)
Total TD Group stockholders’ deficit	(4,183)	(2,894)
NONCONTROLLING INTERESTS	4	10
Total stockholders' deficit	(4,179)	(2,884)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,179	$16,255
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
NET SALES	$1,022	$1,521	$3,930	$3,682
COST OF SALES	531	808	1,819	1,755
GROSS PROFIT	491	713	2,111	1,927
SELLING AND ADMINISTRATIVE EXPENSES	163	252	544	535
AMORTIZATION OF INTANGIBLE ASSETS	42	38	128	80
INCOME FROM OPERATIONS	286	423	1,439	1,312
INTEREST EXPENSE - NET	262	241	762	614
REFINANCING COSTS	1	—	27	3
OTHER INCOME	(11)	(1)	(14)	(1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	34	183	664	696
INCOME TAX PROVISION	39	55	112	172
(LOSS) INCOME FROM CONTINUING OPERATIONS	(5)	128	552	524
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(1)	17	66	19
NET (LOSS) INCOME	(6)	145	618	543
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1)	—
NET (LOSS) INCOME ATTRIBUTABLE TO TD GROUP	$(6)	$145	$617	$543
NET (LOSS) INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$(6)	$145	$432	$519
(Loss) Earnings per share attributable to TD Group common stockholders:
(Loss) Earnings per share from continuing operations - basic and diluted	$(0.09)	$2.27	$6.38	$8.87
(Loss) Earnings per share from discontinued operations - basic and diluted	(0.01)	0.30	1.15	0.35
(Loss) Earnings per share	$(0.10)	$2.57	$7.53	$9.22
Cash dividends declared per common share	$—	$—	$32.50	$—
Weighted-average shares outstanding:
Basic and diluted	57.3	56.3	57.4	56.3
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net (loss) income	$(6)	$145	$618	$543
Less: Net income attributable to noncontrolling interests	—	—	(1)	—
Net (loss) income attributable to TD Group	$(6)	$145	$617	$543
Other comprehensive income (loss), net of tax:
Foreign currency translation	27	51	19	27
Unrealized loss on derivatives	(14)	(70)	(136)	(207)
Pensions and other postretirement benefits	—	—	6	—
Other comprehensive income (loss), net of tax, attributable to TD Group	13	(19)	(111)	(180)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$7	$126	$506	$363
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE, SEPTEMBER 30, 2018	56,895,686	$1	$1,209	$(2,247)	$4	(4,161,326)	$(775)	$—	$(1,808)
Cumulative effect of ASC 606 and ASU 2016-16, adopted October 1, 2018	—	—	—	3	—	—	—	—	3
Accrued unvested dividend equivalents and other	—	—	—	(3)	—	—	—	—	(3)
Compensation expense recognized for employee stock options	—	—	16	—	—	—	—	—	16
Exercise of employee stock options	109,695	—	14	—	—	—	—	—	14
Net income attributable to TD Group	—	—	—	196	—	—	—	—	196
Foreign currency translation adjustments, net of tax	—	—	—	—	(11)	—	—	—	(11)
Unrealized loss on derivatives, net of tax	—	—	—	—	(74)	—	—	—	(74)
BALANCE, DECEMBER 29, 2018	57,005,381	$1	$1,239	$(2,051)	$(81)	(4,161,326)	$(775)	$—	$(1,667)
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	—	9	9
Accrued unvested dividend equivalents and other	—	—	—	(2)	—	—	—	—	(2)
Compensation expense recognized for employee stock options	—	—	19	—	—	—	—	—	19
Exercise of employee stock options	298,240	—	33	—	—	—	—	—	33
Common stock issued	476	—	—	—	—	—	—	—	—
Net income attributable to TD Group	—	—	—	202	—	—	—	—	202
Foreign currency translation adjustments, net of tax	—	—	—	—	(13)	—	—	—	(13)
Unrealized loss on derivatives, net of tax	—	—	—	—	(63)	—	—	—	(63)
BALANCE, MARCH 30, 2019	57,304,097	$1	$1,291	$(1,851)	$(157)	(4,161,326)	$(775)	$9	$(1,482)
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(4)	—	—	—	—	(4)
Compensation expense recognized for employee stock options	—	—	31	—	—	—	—	—	31
Exercise of employee stock options	146,109	—	17	—	—	—	—	—	17
Net income attributable to TD Group	—	—	—	145	—	—	—	—	145
Foreign currency translation adjustments, net of tax	—	—	—	—	51	—	—	—	51
Unrealized loss on derivatives, net of tax	—	—	—	—	(70)	—	—	—	(70)
BALANCE, JUNE 29, 2019	57,450,206	$1	$1,339	$(1,710)	$(176)	(4,161,326)	$(775)	$10	$(1,311)
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE, SEPTEMBER 30, 2019	57,623,311	$1	$1,379	$(3,120)	$(379)	(4,161,326)	$(775)	$10	$(2,884)
Noncontrolling interests attributable to divestiture	—	—	—	—	—	—	—	(6)	(6)
Special dividends and vested dividend equivalents declared	—	—	—	(1,864)	—	—	—	—	(1,864)
Accrued unvested dividend equivalents and other	—	—	—	(19)	—	—	—	—	(19)
Compensation expense recognized for employee stock options	—	—	23	—	—	—	—	—	23
Exercise of employee stock options	169,470	—	20	—	—	—	—	—	20
Net income attributable to TD Group	—	—	—	304	—	—	—	—	304
Foreign currency translation adjustments, net of tax	—	—	—	—	98	—	—	—	98
Unrealized gain on derivatives, net of tax	—	—	—	—	23	—	—	—	23
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	6	—	—	—	6
BALANCE, DECEMBER 28, 2019	57,792,781	$1	$1,422	$(4,699)	$(252)	(4,161,326)	$(775)	$4	$(4,299)
Accrued unvested dividend equivalents and other	—	—	—	(21)	—	—	—	—	(21)
Compensation expense recognized for employee stock options	—	—	17	—	—	—	—	—	17
Exercise of employee stock options	440,793	—	49	—	—	—	—	—	49
Treasury stock purchased	—	—	—	—	—	(36,900)	(19)	—	(19)
Net income attributable to TD Group	—	—	—	319	—	—	—	—	319
Foreign currency translation adjustments, net of tax	—	—	—	—	(106)	—	—	—	(106)
Unrealized loss on derivatives, net of tax	—	—	—	—	(145)	—	—	—	(145)
BALANCE, MARCH 28, 2020	58,233,574	$1	$1,488	$(4,401)	$(503)	(4,198,226)	$(794)	$4	$(4,205)
Accrued unvested dividend equivalents and other	—	—	—	(20)	—	—	—	—	(20)
Compensation expense recognized for employee stock options	—	—	19	—	—	—	—	—	19
Exercise of employee stock options	147,292	—	20	—	—	—	—	—	20
Net loss attributable to TD Group	—	—	—	(6)	—	—	—	—	(6)
Foreign currency translation adjustments, net of tax	—	—	—	—	27	—	—	—	27
Unrealized loss on derivatives, net of tax	—	—	—	—	(14)	—	—	—	(14)
BALANCE, JUNE 27, 2020	58,380,866	$1	$1,527	$(4,427)	$(490)	(4,198,226)	$(794)	$4	$(4,179)
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirty-Nine Week Periods Ended
	June 27, 2020	June 29, 2019
OPERATING ACTIVITIES:
Net income	$618	$543
Net income from discontinued operations	(66)	(19)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83	57
Amortization of intangible assets	128	80
Amortization of debt issuance costs, original issue discount and premium	25	20
Amortization of inventory step-up	—	109
Amortization of loss contract reserves	(32)	(10)
Refinancing costs	27	3
Non-cash equity compensation	59	70
Deferred income taxes	(17)	5
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	347	(65)
Inventories	(126)	(100)
Income taxes receivable/payable	(49)	(9)
Other assets	6	(24)
Accounts payable	(48)	(7)
Accrued interest	109	95
Accrued and other liabilities	(73)	20
Net cash provided by operating activities	991	768
INVESTING ACTIVITIES:
Capital expenditures	(62)	(80)
Payments made in connection with acquisitions, net of cash acquired	—	(3,957)
Proceeds in connection with the sale of discontinued operations, net	904	—
Net cash provided by (used in) investing activities	842	(4,037)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	89	64
Dividends and dividend equivalent payments	(1,928)	(24)
Treasury stock purchased	(19)	—
Proceeds from revolving credit facility	200	—
Repayments on term loans	(38)	(57)
Cash tender and redemption of senior subordinated notes due 2020	—	(550)
Redemption of senior subordinated notes due 2022, net	(1,168)	—
Proceeds from 7.50% senior subordinated notes due 2027, net	—	544
Proceeds from 5.50% senior subordinated notes due 2027, net	2,625	—
Proceeds from 8.00% senior secured notes due 2025, net	1,092	—
Proceeds from 6.25% senior secured notes due 2026, net	401	3,936
Financing fees and other, net	(9)	(1)
Net cash provided by financing activities	1,245	3,912
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	1
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,082	644
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,467	2,073
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,549	$2,717
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$638	$533
Cash paid during the period for income taxes, net of refunds	$194	$183
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEK PERIODS ENDED JUNE 27, 2020 AND JUNE 29, 2019
(UNAUDITED)

1. DESCRIPTION OF THE BUSINESS AND IMPACT OF COVID-19 PANDEMIC
Description of the Business
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
TransDigm's major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems.
Impact of COVID-19 Pandemic
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally.
Cost Mitigation Measures
As part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company began taking certain cost reduction measures in the third quarter of fiscal 2020 such as: (1) reducing its workforce by at least 30% to align operations with customer demand. These actions are in addition to the cost mitigation efforts implemented earlier this calendar year in response to the 737 MAX production rate changes; (2) implementing unpaid furloughs of various lengths at many businesses over approximately the next six months in response to business specific situations; (3) TransDigm’s senior management team substantially reducing its cash compensation for the balance of fiscal 2020; (4) members of TransDigm's Board of Directors forgoing their annual retainer fees for fiscal 2020; and (5) delaying non-essential capital projects and minimizing discretionary spending to only those activities and projects deemed essential in the near term.
For the thirteen and thirty-nine week periods ended June 27, 2020, COVID-19 restructuring costs incurred were approximately $24 million, of which $19 million was recorded in cost of sales and $5 million was recorded in selling and administrative expenses. These were costs related to the Company's actions to reduce its workforce to align with customer demand. Additionally, the Company incurred approximately $3 million in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.).

As of June 27, 2020 the restructuring accrual associated with the costs incurred in response to the COVID-19 pandemic was immaterial. The Company expects to incur restructuring and incremental costs of between approximately $40 million to $60 million during fiscal 2020 related to the COVID-19 pandemic. The Company continues to analyze its cost structure and may implement additional cost reduction measures as necessary due to the ongoing business challenges resulting from the COVID-19 pandemic.
Interim Impairment Testing
US GAAP requires that both indefinite-lived intangible assets and goodwill are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the intangible asset or the reporting unit is impaired. Therefore, during interim periods, ASC 350 requires companies to focus on those events and circumstances that affect significant inputs used to determine the fair value of the asset, asset group or reporting unit to determine whether an interim quantitative impairment test is required. Given the adverse global economic and market conditions attributable to the COVID-19 pandemic, particularly as it pertains to the commercial sector of the aerospace and defense industry, the Company determined that an interim impairment evaluation of goodwill and indefinite-lived intangible assets was necessary as of March 28, 2020 for certain reporting units in which it was concluded a potential impairment existed.
For the identified reporting units, a Step 1 impairment test was performed using an income approach based on management’s determination of the prospective financial information with consideration taken of the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. Management also included projected declines and subsequent recovery in commercial OEM and aftermarket as a percentage of sales based on available industry data. The Company utilized a third party valuation firm to assist in the determination of the weighted average cost of capital. For each indefinite-lived intangible asset and reporting unit tested, the fair value exceeded carrying value by at least approximately 80%.
As a result of the interim impairment testing performed as of March 28, 2020, no indefinite-lived intangible assets or goodwill was determined to be impaired. We updated our assessment during the third quarter of fiscal 2020 and validated that the assumptions used in the analyses performed as of March 28, 2020 and the resulting conclusions remained appropriate as of June 27, 2020.
CARES Act
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The most significant impact of the CARES Act for the Company is an increase of the IRC 163(j) Interest Disallowance Limitations from 30% to 50% of adjusted taxable income which will allow the Company to deduct additional interest expense for fiscal years 2020 and 2021. The CARES Act is further described in Note 10, "Income Taxes." The Company continues to assess the impact of the CARES Act and ongoing government guidance related to COVID-19 that may be issued.
2. UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2019 included in TD Group’s Form 10-K filed on November 19, 2019. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“US GAAP”). The September 30, 2019 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 27, 2020 are not necessarily indicative of the results to be expected for the full year.
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
The total purchase price of Esterline was allocated to the underlying assets acquired and liabilities assumed based upon the respective fair value at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. Allocations were based on the acquisition method of accounting and third-party valuation appraisals.
Except where otherwise noted in the notes to the condensed consolidated financial statements, changes in balances and activity where comparable periods are presented in the condensed consolidated financial statements are generally driven by the Esterline acquisition.
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
In connection with the Esterline acquisition, we acquired existing long-term contracts with customers that were incurring gross margin losses as of the date of acquisition. Based on our review of these contracts, we concluded that the terms of certain of these loss-making contracts were unfavorable when compared to market terms as of the acquisition date. As a result, we recognized loss contract reserves of $267.9 million as of the acquisition date based on the present value of the difference between the contractual cash flows of the existing long-term contracts and the estimated cash flows had the contracts been executed at market terms as of the acquisition date. These adjustments applied only to contracts generating a negative margin as of the date of acquisition. As of September 30, 2019, we reclassified $9.3 million in loss contract reserves to liabilities held-for-sale, as it pertained to Souriau-Sunbank. Significant assumptions used to determine the fair value of the loss contract reserves using the discounted cash flow model include discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. While the Company conservatively selected values for these assumptions, they were forward looking and could be affected by future economic and market conditions. The loss contract reserves are amortized and recorded as an offset to cost of sales over the life of the contracts as actual sales occur under the long-term contracts. Approximately $26.0 million was amortized and recorded as an offset to cost of sales in the condensed consolidated statement of (loss) income for the thirty-nine week period ended June 27, 2020. Total loss contract reserves related to the Esterline acquisition are $205.3 million and $231.8 million at June 27, 2020 and September 30, 2019, respectively, of which $33.4 million and $60.0 million is classified in accrued liabilities and $171.9 million and $171.8 million is classified in other non-current liabilities in the condensed consolidated balance sheets at June 27, 2020 and September 30, 2019, respectively.
Extant Acquisitions – On August 30, 2019, the Company's Extant subsidiary completed the acquisition of substantially all of the assets and technical data rights of the Stormscope product line from L3Harris Technologies, Inc. for approximately $20 million in cash. Stormscope is a lightning detection system for the general aviation and business jet markets. Stormscope is included as a product line of Extant, which is included in TransDigm's Power and Control segment. Approximately $11.1 million of goodwill and approximately $7.5 million of other intangible assets recognized for the acquisition is deductible for tax purposes over 15 years.
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
Pro forma net sales and results of operations for the Extant acquisitions had they occurred at the beginning of the applicable thirty-nine week periods ended June 27, 2020 and June 29, 2019 are not material and, accordingly, are not provided.
Divestitures
Souriau-Sunbank – On December 20, 2019, TransDigm completed the divestiture of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) to Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019.
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

4. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with a term of more than 12 months. ASU 2016-02 was effective for the Company on October 1, 2019, and required a modified retrospective application. In July 2018, the FASB issued ASU 2018-11, “Leases (ASC 842) Targeted Improvements,” which provided an additional transition method that allowed entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. The Company has completed the necessary changes to the consolidated financial statements and related disclosures, internal controls, financial policies and information systems. On October 1, 2019, the Company adopted ASC 842 and related amendments using the modified retrospective method. Results for reporting periods beginning after October 1, 2019, are presented under ASC 842, while prior period amounts continue to be reported under ASC 840, “Leases." The Company elected to apply the package of practical expedients permitted within the new standard, which among other things, allows the carry forward of historical lease classification of existing leases. Additionally, the adoption of the new standard resulted in the recording of lease assets and lease liabilities for operating leases of $99 million and $105 million, respectively, as of October 1, 2019. The effects of our transition to ASC 842 resulted in no cumulative adjustment to retained earnings in the period of adoption. The adoption of the standard did not have a material impact on our condensed consolidated statements of (loss) income or cash flows. Refer to Note 16, "Leases," for additional disclosures.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)," which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after October 1, 2020. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for the Company for fiscal years beginning after October 1, 2020. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and disclosures.
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
In March 2020, the Securities and Exchange Commission adopted amendments to simplify the financial disclosure requirements for guarantors and issuers of guaranteed securities registered under Rule 3-10 of Regulation S-X. As permitted, the Company elected to early adopt these amendments during the third quarter of fiscal 2020. The amendments replace the condensed consolidating financial information with summarized financial information of the issuers and guarantors, require expanded qualitative disclosures with respect to information about guarantors, the terms and conditions of guarantees and the factors that may affect payment, and permit these disclosures to be provided outside the notes to the parent company’s annual and interim consolidated financial statements. The Company elected to provide this information in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform." This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this ASU are effective through December 31, 2022. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
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
Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales in the condensed consolidated statements of (loss) income, and are not considered a performance obligation to our customers.
The Company pays sales commissions that relate to contracts for products or services that are satisfied at a point in time or over a period of one year or less and are expensed as incurred. These costs are reported as a component of selling and administrative expenses in the unaudited condensed consolidated statements of (loss) income.
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

	June 27, 2020	September 30, 2019	Change
Contract assets, current (1)	$39	$44	$(5)
Contract assets, non-current (2)	5	7	(2)
Total contract assets	44	51	(7)
Contract liabilities, current (3)	24	18	6
Contract liabilities, non-current (4)	16	13	3
Total contract liabilities	40	31	9
Net contract assets	$4	$20	$(16)
(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
For the thirteen and thirty-nine week periods ended June 27, 2020, the revenue recognized that was previously included in contract liabilities was not material.
Refer to Note 13, “Segments,” for disclosures related to the disaggregation of revenue.

6. (LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator for (loss) earnings per share:
(Loss) Income from continuing operations	$(5)	$128	$552	$524
Less: Net income attributable to noncontrolling interests	—	—	(1)	—
Net (loss) income from continuing operations attributable to TD Group	(5)	128	551	524
Less: Special dividends declared or paid on participating securities, including dividend equivalent payments	—	—	(185)	(24)
	(5)	128	366	500
(Loss) Income from discontinued operations, net of tax	(1)	17	66	19
Net (loss) income applicable to TD Group common stockholders - basic and diluted	$(6)	$145	$432	$519
Denominator for basic and diluted (loss) earnings per share under the two-class method:
Weighted-average common shares outstanding	54.1	53.2	53.9	53.0
Vested options deemed participating securities	3.2	3.1	3.5	3.3
Total shares for basic and diluted (loss) earnings per share	57.3	56.3	57.4	56.3

(Loss) Earnings per share from continuing operations - basic and diluted	$(0.09)	$2.27	$6.38	$8.87
(Loss) Earnings per share from discontinued operations - basic and diluted	(0.01)	0.30	1.15	0.35
(Loss) Earnings per share	$(0.10)	$2.57	$7.53	$9.22
7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (FIFO) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	June 27, 2020	September 30, 2019
Raw materials and purchased component parts	$901	$805
Work-in-progress	381	360
Finished goods	224	192
Total	1,506	1,357
Reserves for excess and obsolete inventory	(162)	(124)
Inventories - Net	$1,344	$1,233

8. INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in millions):

	June 27, 2020			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$955	$—	$955	$956	$—	$956
Technology	1,833	565	1,268	1,806	496	1,310
Order backlog	91	80	11	107	45	62
Customer relationships	438	46	392	438	30	408
Other	18	10	8	17	9	8
Total	$3,335	$701	$2,634	$3,324	$580	$2,744
The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended June 27, 2020 and June 29, 2019 was approximately $128 million and $80 million, respectively. The estimated amortization expense is $172 million for fiscal year 2020, $115 million for fiscal year 2021 and $114 million for each of the four succeeding fiscal years 2022 through 2025.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2019 through June 27, 2020 (in millions):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2019	$4,121	$3,598	$101	$7,820
Purchase price allocation adjustments	(14)	51	(1)	36
Currency translation adjustments	7	(6)	1	2
Balance at June 27, 2020	$4,114	$3,643	$101	$7,858
The purchase price allocation adjustments relate to opening balance sheet adjustments recorded by the sixteen reporting units acquired from Esterline up to the expiration of the one year measurement period in March 2020.

9. DEBT
The Company’s debt consists of the following (in millions):

	June 27, 2020
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,487	$(51)	$(23)	$7,413
Revolving credit facility	200	—	—	200
6.50% senior subordinated notes due 2024 (2024 Notes)	1,200	(5)	—	1,195
6.50% senior subordinated notes due 2025 (2025 Notes)	750	(3)	3	750
8.00% secured notes due 2025 (2025 Secured Notes)	1,100	(10)	—	1,090
6.375% senior subordinated notes due 2026 (6.375% 2026 Notes)	950	(6)	—	944
6.875% senior subordinated notes due 2026 (6.875% 2026 Notes)	500	(5)	(3)	492
6.25% secured notes due 2026 (2026 Secured Notes)	4,400	(58)	5	4,347
7.50% senior subordinated notes due 2027 (7.50% 2027 Notes)	550	(5)	—	545
5.50% senior subordinated notes due 2027 (5.50% 2027 Notes	2,650	(22)	—	2,628
Government refundable advances	28	—	—	28
Finance lease obligations	57	—	—	57
	19,872	(165)	(18)	19,689
Less: current portion	280	(1)	—	279
Long-term debt	$19,592	$(164)	$(18)	$19,410

	September 30, 2019
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,524	$(58)	$(17)	$7,449
6.00% 2022 Notes	1,150	(4)	—	1,146
6.50% 2024 Notes	1,200	(6)	—	1,194
6.50% 2025 Notes	750	(3)	3	750
6.375% 2026 Notes	950	(7)	—	943
6.875% 2026 Notes	500	(6)	(3)	491
6.25% 2026 Secured Notes	4,000	(60)	2	3,942
7.50% 2027 Notes	550	(5)	—	545
Government refundable advances	39	—	—	39
Finance lease obligations	50	—	—	50
	16,713	(149)	(15)	16,549
Less: current portion	81	(1)	—	80
Long-term debt	$16,632	$(148)	$(15)	$16,469
Accrued interest, which is classified as a component of accrued liabilities, was $201.6 million and $92.6 million as of June 27, 2020 and September 30, 2019, respectively.

Issuance of Senior Subordinated Notes due 2027 – On October 29, 2019, the Company entered into a purchase agreement in connection with a private offering of $2,650 million in new 5.50% senior subordinated notes due 2027 (herein, the "5.50% 2027 Notes"). The 5.50% 2027 Notes were issued pursuant to an indenture, dated as of November 13, 2019, among TransDigm, as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm named therein, as guarantors.
The 5.50% 2027 Notes bear interest at the rate of 5.50% per annum, which accrues from November 13, 2019 and is payable in arrears on May 15th and November 15th of each year, commencing on May 15, 2020. The 5.50% 2027 Notes mature on November 15, 2027, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $23.8 million and expensed $1.1 million of refinancing costs representing debt issue costs associated with the 5.50% 2027 Notes during the thirty-nine week period ended June 27, 2020.
Repurchase of Senior Subordinated Notes due 2022 – On October 29, 2019, the Company announced a cash tender offer for any and all of its 2022 Notes outstanding. On November 26, 2019, the Company redeemed the principal amount of $1,150 million, plus accrued interest of approximately $25.5 million and early redemption premium of $17.3 million.
The Company wrote off $3.8 million in unamortized debt issue costs during the thirty-nine week period ended June 27, 2020 in conjunction with the redemption of the 2022 Notes.
Amendment No. 7 and Refinancing Facility Agreement – On February 6, 2020, the Company entered into Amendment No. 7 and Refinancing Facility Agreement (herein, "Amendment No. 7") to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (herein, the "Credit Agreement").
Under the terms of Amendment No. 7, the Company, among other things, (i) incurred new tranche E term loans in an aggregate principal amount equal to approximately $2,216 million, new tranche F term loans in an aggregate principal amount equal to approximately $3,515 million and new tranche G term loans, (collectively, the "New Term Loans") in an aggregate principal amount equal to approximately $1,774 million, (ii) repaid in full all of the prior existing tranche E term loans, tranche F term loans and tranche G term loans outstanding under the Credit Agreement immediately prior to Amendment No. 7 and (iii) extend the maturity date of the new tranche F term loans to December 9, 2025. The New Term Loans were fully drawn on February 6, 2020. The LIBO rate per annum applicable to the New Term Loans is 2.25%, a decrease from the 2.50% rate that previously applied.
In addition to a discount of $8.8 million recorded in conjunction with the new tranche F term loans, the Company capitalized $3.4 million and expensed $1.9 million of refinancing costs representing debt issue costs associated with Amendment No. 7 during the thirty-nine week period ended June 27, 2020.
Revolving Credit Facility – On March 24, 2020, the Company drew $200 million on its revolving credit facility to increase the Company's liquidity as a precautionary response to macroeconomic conditions caused by the COVID-19 pandemic. As of June 27, 2020, the Company had $36.8 million in letters of credit outstanding and $523.2 million of borrowings available under the revolving credit facility.
Issuance of Senior Secured Notes due 2025 – On April 8, 2020, the Company entered into a purchase agreement in connection with a private offering of $1,100 million in aggregate principal amount of 8.00% Senior Secured Notes due 2025 (herein, the "2025 Secured Notes") at an issue price of 100% of the principal amount. The 2025 Secured Notes were issued pursuant to an indenture, dated as of April 8, 2020, amongst TransDigm, as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm named therein, as guarantors. The 2025 Secured Notes are secured by a first-priority security interest in substantially all the assets of TransDigm, TransDigm Group, TransDigm UK and each other guarantor on an equal and ratable basis with any other existing and future senior secured debt, including indebtedness under the Company's senior secured credit facilities and the 2026 Secured Notes.
The 2025 Secured Notes bear interest at the rate of 8.00% per annum, which accrues from April 8, 2020 and is payable in arrears on April 1 and October 1 of each year, commencing on October 1, 2020. The 2025 Secured Notes mature on December 15, 2025, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $10.1 million of refinancing costs representing debt issue costs associated with the 2025 Secured Notes during the thirty-nine week period period ended June 27, 2020.

Issuance of Senior Secured Notes due 2026 – On April 17, 2020, the Company entered into a purchase agreement in connection with a private offering of $400 million in aggregate principal amount of 6.25% Senior Secured Notes due 2026 (herein, the "6.25% 2026 New Notes") at an issue price of 101% of the principal amount. The 6.25% 2026 New Notes are an additional issuance of the Company's existing 6.25% 2026 Senior Secured Notes (herein, the "2026 Secured Notes"), and were issued under the indenture dated as of February 13, 2019 pursuant to which the Company previously issued $4,000 million. The 6.25% 2026 New Notes are the same class and series as, and otherwise identical to, the 2026 Secured Notes other than with respect to the date of issuance and issue price.
The 6.25% 2026 New Notes bear interest at a rate of 6.25% per annum, which accrues from March 15, 2020 and is payable semiannually in arrears on March 15th and September 15th of each year, commencing on September 15, 2020. The 6.25% 2026 New Notes mature on March 15, 2026, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $5.4 million of refinancing costs representing debt issue costs associated with the 6.25% 2026 New Notes during the thirty-nine week period ended June 27, 2020.
Subsequent Event - Trade Receivables Securitization Facility - On July 22, 2020, the Company amended the Securitization Facility to extend the maturity date to July 27, 2021. As of June 27, 2020, the Company has borrowed $350 million under the Securitization Facility, which bears interest at a rate of 0.9% plus LIBOR. At June 27, 2020, the applicable interest rate was 1.1%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Government Refundable Advances - Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC Electronics, which is a subsidiary of TransDigm. The balance was $27.9 million at June 27, 2020 and $39.2 million at September 30, 2019.
Obligations under Finance Leases - The Company leases certain buildings and equipment under finance leases. The present value of the minimum capital lease payments, net of the current portion, represents a balance of $57.1 million at June 27, 2020 and $49.9 million at September 30, 2019. Refer to Note 16, "Leases," for further disclosure on the Company's finance lease obligations.
10. INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended June 27, 2020 and June 29, 2019, the effective income tax rate was 113.5% and 30.0%, respectively. During the thirty-nine week periods ended June 27, 2020 and June 29, 2019, the effective income tax rate was 16.9% and 24.9%, respectively. The Company's higher effective tax rate for the thirteen week period ended June 27, 2020, which also was higher than the Federal statutory rate of 21%, was primarily due to the unfavorable economic impact of the COVID-19 pandemic on the Company's net interest deduction limitation, the associated valuation allowance, and a resulting discrete detriment recognized for a cumulative adjustment associated with excess tax benefits for share-based payments. While the CARES Act increased the net interest deduction limitation, the unfavorable economic impact of COVID-19 decreased overall taxable income; and therefore, limited the amount of deductible interest expense. The Company's lower effective tax rate for the thirty-nine week period ended June 27, 2020, which also was lower than the Federal statutory tax rate of 21%, was primarily due to excess tax benefits for share-based payments in addition to the modification of the interest expense limitation under IRC Section 163(j) enacted as part of the CARES Act. The Company’s effective tax rate for the thirteen and thirty-nine week periods ended June 29, 2019 was higher than the Federal statutory tax rate primarily due to a valuation allowance associated with our net interest expense limitation under IRC Section 163(j), foreign earnings taxed at rates higher than the U.S. statutory rate, taxes recognized as part of an entity restructuring during the period, partially offset by the benefit associated with FDII and excess tax benefits for share-based payments.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is currently under examination for its federal income taxes in the U.S. for fiscal 2016, in Belgium for fiscal years 2016 through 2018, in Canada for fiscal years 2013 through 2015, in France for fiscal years 2015 through 2018, and in Germany for fiscal years 2014 through 2017. The Company is no longer subject to U.S. federal examinations for years before fiscal year 2015. The Company is subject to state income tax examinations for fiscal years 2013 and later.

At June 27, 2020 and September 30, 2019, TD Group had $41.4 million and $36.5 million, respectively, in unrecognized tax benefits, the recognition of which would have an effect of approximately $36.7 million and $31.4 million on the effective tax rate at June 27, 2020 and September 30, 2019, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $3.3 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		June 27, 2020		September 30, 2019
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$4,549	$4,549	$1,467	$1,467
Interest rate cap agreements (1)	2	—	—	1	1
Liabilities:
Interest rate swap agreements (2)	2	48	48	13	13
Interest rate swap agreements (3)	2	347	347	202	202
Foreign currency forward exchange contracts and other (2)	2	6	6	6	6
Short-term borrowings - trade receivable securitization facility (4)	1	350	350	350	350
Long-term debt, including current portion:
Term loans (4)	2	7,413	6,754	7,449	7,478
Revolving credit facility (4)	2	200	200	—	—
6.00% 2022 Notes (4)	1	—	—	1,146	1,167
2024 Notes (4)	1	1,195	1,152	1,194	1,239
2025 Notes (4)	1	750	707	750	782
2025 Secured Notes (4)	1	1,090	1,152	—	—
6.375% 2026 Notes (4)	1	944	886	943	999
6.875% 2026 Notes (4)	1	492	470	491	535
2026 Secured Notes (4)	1	4,347	4,411	3,942	4,290
7.50% 2027 Notes (4)	1	545	539	545	595
5.50% 2027 Notes (4)	1	2,628	2,352	—	—
Government Refundable Advances	2	28	28	39	39
Finance Lease Obligations	2	57	57	50	50
(1)Included in other non-current assets on the condensed consolidated balance sheets.
(2)Included in accrued liabilities on the condensed consolidated balance sheets.
(3)Included in other non-current liabilities on the condensed consolidated balance sheets.
(4)The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 9, "Debt," for gross carrying amounts.

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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at June 27, 2020 and September 30, 2019.
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
Interest Rate Swap and Cap Agreements – Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under US GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in the condensed consolidated statements of (loss) income.

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

	June 27, 2020		September 30, 2019
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$—	$—	$1	$—
Interest rate swap agreements (1)	—	(395)	—	(216)
Net derivatives as classified in the balance sheet (2)	$—	$(395)	$1	$(216)
(1)The increase in the interest rate swap liability is primarily attributable to a downward trend in the LIBO rate during the second and third quarters of fiscal 2020.
(2)Refer to Note 11, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair values of the interest rate swap and cap agreements determined as of June 27, 2020, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $50.2 million. Subsequent to the end of the third quarter of fiscal 2020, the $750 million notional amount interest rate swap agreement and the $750 million notional amount interest rate cap agreement, both with maturity dates of June 30, 2020, were settled. Upon the settlement of both agreements, the Company recognized interest expense of $2.5 million.

Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At June 27, 2020, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $78.9 million. These notional values consist primarily of contracts for the Canadian dollar and the European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. During the thirty-nine week period ended June 27, 2020, the Company recognized gains on foreign currency forward exchange contracts designated as fair value hedges of $2.2 million in cost of sales in the condensed consolidated statements of (loss) income. During the thirty-nine week period ended June 27, 2020, the gains reclassified on foreign currency forward exchange contracts designated as cash flow hedges in the condensed consolidated statements of (loss) income were immaterial. The gains (losses) were previously recorded as a component of accumulated other comprehensive income (loss).
During the thirty-nine week period ended June 27, 2020, the Company recorded a gain of $3.7 million on foreign currency forward exchange contracts that have not been designated as accounting hedges. These foreign currency exchange gains are included in selling and administrative expenses.
There was an immaterial impact to the Company’s earnings related to the ineffective portion of any hedging instruments during the thirty-nine week period ended June 27, 2020. In addition, there was an immaterial impact to the Company’s earnings when a hedged firm commitment no longer qualified as a fair value hedge or when a hedged forecasted transaction no longer qualified as a cash flow hedge during the thirty-nine week period ended June 27, 2020.
Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive income (loss) in stockholders' deficit are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $6.0 million of net losses into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at June 27, 2020 is 9 months.
13. SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, databus and power controls, advanced sensor products, switches and relay panels, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, cockpit security components and systems, specialized and advanced cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, thermal protection and insulation, lighting and control technology and parachutes. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.

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
The Esterline businesses were acquired during the second quarter of fiscal 2019 and preliminarily assessed as a separate segment of the Company. During the third quarter of fiscal 2019, the Esterline businesses were integrated into TransDigm's existing Power & Control, Airframe, and Non-Aviation segments. Previously reported operating results for the Esterline businesses were reclassified to conform to the presentation for the thirteen and thirty-nine week periods ended June 29, 2019. The re-segmentation did not impact prior period results.
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

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales to external customers
Power & Control
Commercial OEM	$118	$198	$493	$475
Commercial Aftermarket	112	209	557	552
Defense	326	362	1,006	933
Total Power & Control	556	769	2,056	1,960

Airframe
Commercial OEM	155	261	628	568
Commercial Aftermarket	107	241	571	624
Defense	172	209	563	417
Total Airframe	434	711	1,762	1,609

Total Non-aviation	32	41	112	113

	$1,022	$1,521	$3,930	$3,682
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
EBITDA As Defined
Power & Control	$270	$378	$1,036	$1,006
Airframe	166	306	767	740
Non-aviation	12	13	39	36
Total segment EBITDA As Defined	448	697	1,842	1,782
Less: Unallocated corporate expenses	24	38	62	70
Total Company EBITDA As Defined	424	659	1,780	1,712
Depreciation and amortization expense	70	63	211	138
Interest expense - net	262	241	762	614
Acquisition-related costs	3	135	19	185
Non-cash stock compensation expense	21	32	59	70
Refinancing costs	1	—	27	3
COVID-19 & 737 MAX restructuring costs	30	—	30	—
Other, net	3	5	8	6
Income from continuing operations before income taxes	$34	$183	$664	$696

The following table presents total assets by segment (in millions):

	June 27, 2020	September 30, 2019
Total assets
Power & Control	$7,001	$7,037
Airframe	6,641	6,672
Non-aviation	251	262
Corporate	4,286	1,322
Assets of discontinued operations	—	962
	$18,179	$16,255
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
14. RETIREMENT PLANS
The components of net periodic pension cost for the Company's defined benefit plans were as follows (in millions):

	Thirteen Week Periods Ended				Thirty-Nine Week Periods Ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$2	$1	$2	$2	$6	$3	$3	$2
Interest cost	3	1	3	1	8	4	5	2
Expected return on plan assets	(5)	(2)	(4)	(2)	(14)	(6)	(6)	(2)
Amortization of prior service cost	—	—	—	—	—	—	—	—
Amortization of actuarial loss	—	1	—	—	1	1	—	—
Amortization of transition obligation	—	—	—	—	—	—	—	—
Net periodic pension cost	$—	$1	$1	$1	$1	$2	$2	$2
The net periodic pension cost for the Company's post-retirement pension plans was immaterial for the thirteen and thirty-nine week periods ended June 27, 2020 and June 29, 2019. The defined benefit plan components of total pension cost, other than service cost, are included in other expense in the Company's condensed consolidated statements of (loss) income.

15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of accumulated other comprehensive (loss) income, net of taxes, for the thirty-nine week period ended June 27, 2020 (in millions):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity (2)	Currency translation adjustment	Total
Balance at September 30, 2019	$(172)	$(40)	$(167)	$(379)
Current-period other comprehensive (loss) income	(136)	6	19	(111)
Balance at June 27, 2020	$(308)	$(34)	$(148)	$(490)
(1)Unrealized (loss) gain represents derivative instruments, net of taxes of $(6) million and $22 million for the thirteen week periods ended June 27, 2020 and June 29, 2019, respectively, and $(40) million and $64 million for the thirty-nine week periods ended June 27, 2020 and June 29, 2019, respectively.
(2)There were no material pension liability adjustments, net of taxes, for the thirteen and thirty-nine week periods ended June 27, 2020 and June 29, 2019.
A summary of reclassifications out of accumulated other comprehensive (loss) income for the thirty-nine week periods ended June 27, 2020 and June 29, 2019 is provided below (in millions):

	Amount reclassified
	Thirty-Nine Week Periods Ended
Description of reclassifications out of accumulated other comprehensive (loss) income	June 27, 2020	June 29, 2019
Amortization from redesignated interest rate swap and cap agreements (1)	$3	$2
Gains from settlement of foreign currency forward exchange contracts (2)	(3)	—
Deferred tax expense on reclassifications out of accumulated other comprehensive (loss) income	—	1
Losses reclassified into earnings, net of tax	$—	$3
(1)This component of accumulated other comprehensive (loss) income is included in interest expense (see Note 12, “Derivatives and Hedging Activities,” for additional information).
(2)This component of accumulated other comprehensive (loss) income is included in net sales (see Note 12, “Derivatives and Hedging Activities,” for additional information).
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

The components of lease expense for the thirteen and thirty-nine week periods ended June 27, 2020 are as follows (in millions):

	Classification	Thirteen Week Period Ended June 27, 2020	Thirty-Nine Week Period Ended June 27, 2020
Operating lease cost	Cost of Sales or Selling and Administrative Expenses	$7	$21
Finance lease cost
Amortization of leased assets	Cost of Sales	1	2
Interest on lease liabilities	Interest Expense - Net	1	3
Total lease cost		$9	$26
Supplemental cash flow information related to leases for the thirty-nine week period ended June 27, 2020 is as follows (in millions):

June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$21
Operating cash outflows from finance leases	3
Financing cash outflows from finance leases	1

Lease assets obtained in exchange for new lease obligations:
Operating leases	$21
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	June 27, 2020
Operating Leases
Operating lease right-of-use assets	Other Assets	$102

Current operating lease liabilities	Accrued Liabilities	22
Long-term operating lease liabilities	Other Non-current Liabilities	86
Total operating lease liabilities		$108

Finance Leases
Finance lease right-of-use assets, net	Property, Plant and Equipment—Net	$68

Current finance lease liabilities	Accrued Liabilities	2
Long-term finance lease liabilities	Other Non-current Liabilities	55
Total finance lease liabilities		$57
As of June 27, 2020, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	6.1 years
Finance leases	16.6 years

Weighted-average discount rate
Operating leases	6.2%
Finance leases	7.2%

        Maturities of lease liabilities at June 27, 2020 are as follows (in millions):

	Operating Leases	Finance Leases
2020	$7	$1
2021	27	6
2022	24	6
2023	19	6
2024	16	6
Thereafter	39	76
Total future minimum lease payments	132	101
Less: imputed interest	24	44
Present value of lease liabilities reported	$108	$57
A summary of minimum rental commitments at June 27, 2020 under noncancelable operating leases, which expire at various dates and in most cases contain renewal options, for each of the next five years and thereafter in the aggregate, is as follows (in millions):

Operating Leases
2020	$7
2021	28
2022	24
2023	19
2024	16
Thereafter	42
Total lease commitments	$136
17. COMMITMENTS AND CONTINGENCIES
On August 8, 2019, a fire caused significant damage to the Niort, France operating facility of Leach International Europe, which is a subsidiary of TransDigm acquired via the Esterline acquisition. Leach International Europe’s results are reported within the Company’s Power & Control segment. The facility as well as certain machinery, equipment and inventory sustained damage. The Company suspended operations at the Niort facility as a result of the fire; however, has transferred certain operations to temporary facilities until operations are fully restored at the rebuilt facility. The facility is estimated to be complete and fully operational between the first quarter and second quarter of fiscal 2021.
The Company’s insurance covers damage to the facility, equipment, inventory, and other assets, at replacement cost, as well as business interruption, and recovery-related expenses caused by the fire, subject to a $1 million deductible and certain sub-limits based on the nature of the covered item. Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory will not be recorded until all contingencies relating to the claim have been resolved. As of June 27, 2020, approximately $26 million in insurance recoveries have been received to date for property loss. The recoveries received were previously recorded as an insurance recovery receivable (classified as a component of prepaid expenses and other on the condensed consolidated balance sheets) at the time of loss. The timing of and amounts of insurance recoveries for business interruption is not known at this time.
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

(Loss) Income from discontinued operations, net of tax, in the condensed consolidated statements of (loss) income for the thirteen and thirty-nine week periods ended June 27, 2020 was $(1) million and $66 million, respectively. The $66 million income from discontinued operations, net of tax, for the thirty-nine week period ended June 27, 2020 was comprised of $7 million income from Souriau-Sunbank's operations and a gain on the sale of Souriau-Sunbank, net of tax, of $59 million. Income from discontinued operations, net of tax, was $11 million and $12 million for the thirteen and thirty-nine week periods ended June 29, 2019.
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
There was no impact to the (loss) income from discontinued operations, net of tax, in the condensed consolidated statements of (loss) income for the thirteen and thirty-nine week periods ended June 27, 2020. Income from discontinued operations, net of tax was $6 million and $7 million for the thirteen and thirty-nine week periods ended June 29, 2019.

        Operating Results Summary
The following is the summarized operating results for Souriau-Sunbank for the thirteen and thirty-nine week periods ended June 27, 2020 and June 29, 2019 and EIT for the thirteen and thirty-nine week periods ended June 29, 2019 (in millions):

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$—	$138	$79	$166
(Loss) Income from discontinued operations before income taxes	(1)	23	12	26
Income tax expense	—	6	5	7
(Loss) Income from discontinued operations, net of tax	(1)	17	7	19
Gain from sale of discontinued operations, net of tax	—	—	59	—
(Loss) Income from discontinued operations, net of tax	$(1)	$17	$66	$19

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
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the impact that the COVID-19 pandemic has on our business, results of operations, financial condition and liquidity; the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions, including our acquisition of Esterline; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors. Refer to Item IA included in this Quarterly Report on Form 10-Q and to Item 1A of the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.
Overview
We believe we are a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly every commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. Some of our more significant product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the third quarter of fiscal year 2020, we generated net sales of $1,022 million and a net loss attributable to TD Group of $(6) million. This included a net loss from continuing operations attributable to TD Group of $(5) million and a loss from discontinued operations, net of tax, of $(1) million. EBITDA As Defined was $424 million, or 41.5% of net sales. See the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to (loss) income from continuing operations and net cash provided by operating activities.
In December 2019, COVID-19 surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace and has remained depressed. The exact timing and pace of the recovery is indeterminable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines. Governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impact of COVID-19. The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally.
Since the early days of the pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally. Some of the actions implemented include: flexible work-from-home scheduling; alternate shift schedules; pre-shift temperature screenings, where allowed by law; social distancing; appropriate personal protective equipment; facility deep cleaning; and paid quarantine time for impacted employees.
Within the United States, our business has been designated as "essential," which has allowed us to continue to serve our customers; nonetheless, the COVID-19 pandemic has significantly disrupted our operations. The outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. Furthermore, in light of enacted and any additional reductions in our workforce as a result of declines in our business caused by the COVID-19 pandemic, we cannot assure that we will be able to rehire our workforce once our business has begun to recover. Certain of our facilities have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future. Finally, our acquisition strategy, which is a key element of our overall business strategy, may be impacted by our efforts to maintain the Company’s cash liquidity position in response to the COVID-19 pandemic.
The COVID-19 pandemic has caused a significant adverse impact on our sales, net income and EBITDA as Defined for the third quarter of fiscal 2020 and is expected to continue to do so for at least the remainder of fiscal 2020. This is under the assumption that the COVID-19 pandemic will continue to adversely impact customer demand for all market channels with commercial OEM and commercial aftermarket being the most adversely impacted due to the pandemic's impact on air travel worldwide. The defense market channel is also impacted to a lesser extent due to certain supply chain disruptions as well as the "stay at home" orders, quarantines, etc. impacting the government procurement workforce. The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Longer term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results.
As part of the Company’s response to the impact of the COVID-19 pandemic on its business, the Company began taking certain cost reduction measures in the third quarter of fiscal 2020 such as: (1) reducing its workforce by at least 30% to align operations with customer demand. These actions are in addition to the cost mitigation efforts implemented earlier this calendar year in response to the 737 MAX production rate changes; (2) implementing unpaid furloughs of various lengths at many businesses over approximately the next six months in response to business specific situations; (3) TransDigm’s senior management team substantially reducing its cash compensation for the balance of fiscal 2020; (4) members of TransDigm's Board of Directors forgoing their annual retainer fees for fiscal 2020; and (5) delaying non-essential capital projects and minimizing discretionary spending to only those activities and projects deemed essential in the near term.

For the thirteen and thirty-nine week periods ended June 27, 2020, COVID-19 restructuring costs incurred were approximately $24 million, of which $19 million is recorded in cost of sales and $5 million is recorded in selling and administrative expenses. These were costs related to the Company's actions to reduce its workforce to align with customer demand. Additionally, the Company incurred approximately $3 million in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). The Company expects to incur restructuring and incremental costs of between approximately $40 million to $60 million during fiscal 2020 related to the COVID-19 pandemic. The Company continues to analyze its cost structure and may implement additional cost reduction measures as necessary due to the ongoing business challenges resulting from the COVID-19 pandemic. The Company is continuing to focus on the application of its three core value-driven operating strategies (obtaining profitable new business, continually improving its cost structure and providing highly engineered value-added products to customers).
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Other than the adoption of ASC 842, "Leases," there have been no significant changes in critical accounting policies, management estimates or accounting policies since the fiscal year ended September 30, 2019. Refer to Note 4, "Recent Accounting Pronouncements," and Note 16, "Leases," for further disclosure of accounting standards recently adopted or required to be adopted in the future.
Acquisitions and Divestitures
Recent acquisitions and divestitures are described in Note 3, “Acquisitions and Divestitures,” to the condensed consolidated financial statements.
Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2020	% of Sales	June 29, 2019	% of Sales
Net sales	$1,022	100.0%	$1,521	100.0%
Cost of sales	531	52.0%	808	53.1%
Selling and administrative expenses	163	15.9%	252	16.6%
Amortization of intangible assets	42	4.1%	38	2.5%
Income from operations	286	28.0%	423	27.8%
Interest expense, net	262	25.6%	241	15.8%
Refinancing costs	1	0.1%	—	—%
Other income	(11)	(1.1)%	(1)	(0.1)%
Income tax provision	39	3.8%	55	3.6%
(Loss) Income from continuing operations	(5)	(0.5)%	128	8.4%
Less: Net income attributable to noncontrolling interests	—	—%	—	—%
(Loss) Income from continuing operations attributable to TD Group	(5)	(0.5)%	128	8.4%
(Loss) Income from discontinued operations, net of tax	(1)	(0.1)%	17	1.1%
Net (loss) income attributable to TD Group	$(6)	(0.6)%	$145	9.5%

	Thirty-Nine Week Periods Ended
	June 27, 2020	% of Sales	June 29, 2019	% of Sales
Net sales	$3,930	100.0%	$3,682	100.0%
Cost of sales	1,819	46.3%	1,755	47.7%
Selling and administrative expenses	544	13.8%	535	14.5%
Amortization of intangible assets	128	3.3%	80	2.2%
Income from operations	1,439	36.6%	1,312	35.6%
Interest expense, net	762	19.4%	614	16.7%
Refinancing costs	27	0.7%	3	0.1%
Other income	(14)	(0.4)%	(1)	—%
Income tax provision	112	2.8%	172	4.7%
Income from continuing operations	552	14.0%	524	14.2%
Less: Net income attributable to noncontrolling interests	(1)	—%	—	—%
Income from continuing operations attributable to TD Group	551	14.0%	524	14.2%
Income from discontinued operations, net of tax	66	1.7%	19	0.5%
Net income attributable to TD Group	$617	15.7%	$543	14.7%

Changes in Results of Operations
Thirteen week period ended June 27, 2020 compared with the thirteen week period ended June 29, 2019
Total Company
•Net Sales. Net sales and the related dollar and percentage changes for the thirteen week periods ended June 27, 2020 and June 29, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	June 27, 2020	June 29, 2019	Change
Organic sales	$1,022	$1,521	$(499)	(32.8)%
Acquisition sales	—	—	—	—%
	$1,022	$1,521	$(499)	(32.8)%
The decrease in organic sales for the thirteen week period ended June 27, 2020 compared to the thirteen week period ended June 29, 2019, is primarily related to a decrease in commercial aftermarket sales ($228 million, a decrease of 52.1%), commercial OEM sales ($178 million, a decrease of 41.6%), defense sales ($73 million, a decrease of 12.6%) and other non-aerospace sales ($20 million, a decrease of 25.2%). The decreases in the commercial aftermarket and commercial OEM markets are attributable to the adverse impact that the COVID-19 pandemic had on customer demand for all market channels with commercial OEM and commercial aftermarket being the most adversely impacted due to the pandemic's impact on air travel worldwide. Commercial OEM was also impacted to a lesser extent by the 737 MAX production stoppage. The defense market channel is also impacted to a lesser extent due to certain supply chain disruptions as well as the "stay at home" orders, quarantines, etc. impacting the government procurement workforce.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their respective acquisition date. There were no acquisition sales for the thirteen week period ended June 27, 2020 as the Esterline acquisition was completed on March 14, 2019. All sales after the one year measurement expired on March 14, 2020 are classified as organic sales.

•Cost of Sales and Gross Profit. Cost of sales decreased by $277 million, or 34.3%, to $531 million for the thirteen week period ended June 27, 2020 compared to $808 million for the thirteen week period ended June 29, 2019. Cost of sales and the related percentage of total sales for the thirteen week periods ended June 27, 2020 and June 29, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2020	June 29, 2019	Change	% Change
Cost of sales - excluding costs below	$511	$708	$(197)	(27.8)%
% of total sales	50.0%	46.5%
COVID-19 restructuring costs	19	—	19	100.0%
% of total sales	1.9%	—%
Foreign currency losses	5	5	—	—%
% of total sales	0.5%	0.3%
Non-cash stock compensation expense	2	3	(1)	(33.3)%
% of total sales	0.2%	0.2%
Acquisition integration costs	—	8	(8)	(100.0)%
% of total sales	—%	0.5%
Inventory acquisition accounting adjustments	—	89	(89)	(100.0)%
% of total sales	—%	5.9%
Loss contract amortization	(6)	(5)	(1)	(20.0)%
% of total sales	(0.6)%	(0.3)%
Total cost of sales	$531	$808	$(277)	(34.3)%
% of total sales	52.0%	53.1%
Gross profit	$491	$713	$(222)	(31.1)%
Gross profit percentage	48.0%	46.9%
The decrease in the dollar amount of cost of sales during the thirteen week period ended June 27, 2020 was primarily due to lower sales volume from decreased customer demand due to the COVID-19 pandemic and the other factors summarized above. Also, fixed overhead costs incurred were spread over a lower production volume because of the COVID-19 pandemic resulting in an adverse impact to gross profit during the third quarter of fiscal 2020.
Gross profit as a percentage of sales increased by 1.1 percentage points to 48.0% for the thirteen week period ended June 27, 2020 from 46.9% for the thirteen week period ended June 29, 2019. The increase in the gross profit percentage is driven by the lack of inventory acquisition accounting adjustments during the thirteen week period ended June 27, 2020. This was partially offset by COVID-19 restructuring costs and fixed overhead costs incurred which were spread over lower production volume.

•Selling and Administrative Expenses. Selling and administrative expenses decreased by $89 million to $163 million, or 15.9% of sales, for the thirteen week period ended June 27, 2020 from $252 million, or 16.6% of sales, for the thirteen week period ended June 29, 2019. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended June 27, 2020 and June 29, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2020	June 29, 2019	Change	% Change
Selling and administrative expenses - excluding costs below	$128	$183	$(55)	(30.1)%
% of total sales	12.5%	12.0%
Non-cash stock compensation expense	19	29	(10)	(34.5)%
% of total sales	1.9%	1.9%
Bad debt expense	9	2	7	350.0%
% of total sales	0.9%	0.1%
COVID-19 restructuring costs	5	—	5	100.0%
% of total sales	0.5%	—%
Acquisition-related expenses	2	38	(36)	(94.7)%
% of total sales	0.2%	2.5%
Total selling and administrative expenses	$163	$252	$(89)	(35.3)%
% of total sales	15.9%	16.6%
The decrease in selling and administrative expenses during the thirteen week period ended June 27, 2020 is primarily due to lower sales volume and cost mitigation measures enacted in response to the COVID-19 pandemic in addition to the other factors summarized above. The cost mitigation measures enacted during the third quarter of fiscal 2020 are described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic."
•Amortization of Intangible Assets. Amortization of intangible assets was $42 million for the thirteen week period ended June 27, 2020 compared to $38 million in the thirteen week period ended June 29, 2019. The increase in amortization expense of $4 million was due to additional amortization expense on definite-lived intangible assets recorded in connection with the acquisition of Esterline based on the final third party valuation of intangible assets completed in the second quarter of fiscal 2020.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees; slightly offset by interest income. Interest expense-net increased $21 million, or 8.7%, to $262 million for the thirteen week period ended June 27, 2020 from $241 million for the comparable thirteen week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $19.9 billion for the thirteen week period ended June 27, 2020 and approximately $17.0 billion for the thirteen week period ended June 29, 2019. The increase in the weighted average level of borrowings was primarily due to the activity in fiscal 2020 consisting of the issuance of $2.65 billion in 5.50% 2027 Notes, $1.1 billion in 2025 Secured Notes, $400 million in 6.25% 2026 New Notes and a $200 million draw on the revolving credit facility. The increases in new debt described above were slightly offset by the redemption of $1.15 billion in 6.00% 2022 Notes in the first quarter of fiscal 2020, as well as the attributable LIBO rate decrease, when comparing the period ended June 27, 2020 to June 29, 2019. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended June 27, 2020 was 5.03%.
•Refinancing Costs. Refinancing costs of $1 million were recorded for the thirteen week period ended June 27, 2020 and primarily related to certain fees incurred for the Company's fiscal 2020 financing activities described herein.
•Other Income. Other income of $11 million was recorded for the thirteen week period ended June 27, 2020 and primarily related to proceeds received from a business interruption insurance settlement and non-service related components of net periodic benefit costs on the Company's defined benefit pension plans.

•Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 113.5% for the thirteen week period ended June 27, 2020 compared to 30.0% for the thirteen week period ended June 29, 2019. On March 27, 2020, President Trump signed into law the CARES Act in response to the COVID-19 pandemic. The CARES Act was intended to infuse negatively affected companies with various tax cash benefits to ease the impact of the pandemic and, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. The most significant impact of the CARES Act for the Company is an increase of the IRC 163(j) interest disallowance limitations from 30% to 50% of adjusted taxable income which will allow the Company to deduct additional interest expense for fiscal years 2020 (retroactive to October 1, 2019 for the Company) and 2021. The Company's higher effective tax rate for the thirteen week period ended June 27, 2020, which also was higher than the Federal statutory tax rate of 21%, was primarily due to the unfavorable economic impact of the COVID-19 pandemic on the Company’s net interest expense deduction limitation, the associated valuation allowance and a resulting discrete detriment recognized for a cumulative adjustment associated with excess tax benefits for share-based payments. While the CARES Act increased the net interest expense deduction limitation, the unfavorable economic impact of COVID-19 decreased overall taxable income and therefore limited the amount of deductible interest expense.
•(Loss) Income from Discontinued Operations. The loss from discontinued operations for the thirteen week period ended June 27, 2020 is $(1) million and is driven by certain wind down activity associated with the dispositions of the Souriau-Sunbank Connection Technologies business and Esterline Interface Technology ("EIT") group of businesses. Income from discontinued operations for the thirteen week period ended June 29, 2019 is $17 million and includes the results of operations of the Souriau-Sunbank and EIT businesses.
Both businesses were acquired by TransDigm as part of its acquisition of Esterline in March 2019. On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton Corporation plc (“Eaton”) for approximately $920 million. On September 20, 2019, TransDigm completed the divestiture of EIT to an affiliate of KPS Capital Partners, LP for approximately $190 million.
•Net (Loss) Income Attributable to TD Group. Net income attributable to TD Group decreased $151 million, or 104%, to a net loss of $(6) million for the thirteen week period ended June 27, 2020 compared to net income attributable to TD Group of $145 million for the thirteen week period ended June 29, 2019, primarily due to the adverse impact that the COVID-19 pandemic had on the Company's operations as well as the other factors referred to above.
•(Loss) Earnings per Share. Basic and diluted (loss) earnings per share was $(0.10) for the thirteen week period ended June 27, 2020 and $2.57 per share for the thirteen week period ended June 29, 2019. Basic and diluted (loss) earnings per share from continuing operations and discontinued operations was $(0.09) and $(0.01), respectively, for the thirteen week period ended June 27, 2020. Basic and diluted earnings per share from continuing operations and discontinued operations was $2.27 and $0.30, respectively, for the thirteen week period ended June 29, 2019.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended June 27, 2020 and June 29, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2020	% of Sales	June 29, 2019	% of Sales	Change	% Change
Power & Control	$556	54.4%	$769	50.6%	$(213)	(27.7)%
Airframe	434	42.5%	711	46.7%	(277)	(39.0)%
Non-aviation	32	3.1%	41	2.7%	(9)	(22.0)%
	$1,022	100.0%	$1,521	100.0%	$(499)	(32.8)%
Sales for the Power & Control segment decreased $213 million, a decrease of 27.7%, for the thirteen week period ended June 27, 2020 compared to the thirteen week period ended June 29, 2019. The sales decrease resulted primarily from decreases in commercial aftermarket sales ($95 million, a decrease of 47.2%), commercial OEM sales ($75 million, a decrease of 42.3%) and defense sales ($35 million, a decrease of 9.8%).
Sales for the Airframe segment decreased $277 million, a decrease of 39.0%, for the thirteen week period ended June 27, 2020 compared to the thirteen week period ended June 29, 2019. The sales decrease resulted primarily from decreases in commercial aftermarket sales ($132 million, a decrease of 56.4%), commercial OEM sales ($105 million, an increase of 42.1%) and defense sales ($37 million, an increase of 17.6%).
Sales for the Non-aviation segment decreased $9 million, or a decrease of 22.0%, for the thirteen week period ended June 27, 2020 compared to the thirteen week period ended June 29, 2019. The sales decrease resulted primarily from decreases in other, non-aerospace sales ($9 million, a decrease of 29%).

•EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended June 27, 2020 and June 29, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2020	% of Segment Sales	June 29, 2019	% of Segment Sales	Change	% Change
Power & Control	$270	48.6%	$378	49.2%	$(108)	(28.6)%
Airframe	166	38.2%	306	43.0%	(140)	(45.8)%
Non-aviation	12	37.5%	13	31.7%	(1)	(7.7)%
	$448	43.8%	$697	45.8%	$(249)	(35.7)%
EBITDA As Defined for the Power & Control segment decreased approximately $108 million, a decrease of 28.6%, resulting from sales decreases in the commercial aftermarket and commercial OEM markets as a result of COVID-19 pandemic and, to a lesser extent, supply chain disruptions in the defense market and "stay at home" orders, quarantines and other actions impacting the government procurement workforce.
EBITDA as Defined for the Airframe segment decreased approximately $140 million, a decrease of 45.8%, resulting from sales decreases in the commercial aftermarket and commercial OEM markets as a result of COVID-19 pandemic and, to a lesser extent, supply chain disruptions in the defense market and "stay at home" orders, quarantines and other actions impacting the government procurement workforce.
EBITDA As Defined for the Non-aviation segment decreased approximately $1 million, a decrease of 7.7%, resulting from decreases in other, non-aerospace sales as a result of the COVID-19 pandemic.
Thirty-nine week period ended June 27, 2020 compared with the thirty-nine week period ended June 29, 2019
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended June 27, 2020 and June 29, 2019 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Total Sales
	June 27, 2020	June 29, 2019	Change
Organic sales	$3,231	$3,586	$(355)	(9.6)%
Acquisition sales	699	96	603	16.4%
	$3,930	$3,682	$248	6.7%
The decrease in organic sales for the thirty-nine week period ended June 27, 2020 compared to the thirty-nine week period ended June 29, 2019, is primarily related to decreases in commercial aftermarket sales ($186 million, a decrease of 16.2%), commercial OEM sales ($156 million, a decrease of 15.7%), other non-aerospace sales ($13 million, a decrease of 7.2%) and defense sales ($1 million, a decrease of 0.1%). The decreases in the commercial aftermarket and commercial OEM markets are attributable to the adverse impact that the COVID-19 pandemic had on customer demand beginning in March 2020 for all market channels with commercial OEM and commercial aftermarket being the most adversely impacted due to the pandemic's impact on air travel worldwide. Commercial OEM was also impacted to a lesser extent by the 737 MAX production stoppage. The defense market channel is also impacted to a lesser extent due to certain supply chain disruptions as well as the "stay at home" orders, quarantines, etc. impacting the government procurement workforce.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their respective acquisition date. The acquisition sales in the table above for the thirty-nine week period ended June 27, 2020 and June 29, 2019 were attributable to the sales recorded by the Esterline businesses between March 14, 2019, which was the acquisition date by TransDigm, and March 14, 2020 in consideration of the respective thirty-nine week periods ended June 27, 2020 and June 29, 2019 presented above.

•Cost of Sales and Gross Profit. Cost of sales increased by $64 million, or 3.6%, to $1,819 million for the thirty-nine week period ended June 27, 2020 compared to $1,755 million for the thirty-nine week period ended June 29, 2019. Cost of sales and the related percentage of total sales for the thirty-nine week periods ended June 27, 2020 and June 29, 2019 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2020	June 29, 2019	Change	% Change
Cost of sales - excluding costs below	$1,818	$1,635	$183	11.2%
% of total sales	46.3%	44.4%
COVID-19 restructuring costs	19	—	19	100.0%
% of total sales	0.5%	—%
Non-cash stock compensation expense	6	7	(1)	(14.3)%
% of total sales	0.2%	0.2%
Foreign currency losses	4	3	1	(33.3)%
% of total sales	0.1%	0.1%
Acquisition integration costs	4	11	(7)	(63.6)%
% of total sales	0.1%	0.3%
Inventory acquisition accounting adjustments	—	109	(109)	(100.0)%
% of total sales	—%	3.0%
Loss contract amortization	(32)	(10)	(22)	(220.0)%
% of total sales	(0.8)%	(0.3)%
Total cost of sales	$1,819	$1,755	$64	3.6%
% of total sales	46.3%	47.7%
Gross profit	$2,111	$1,927	$184	9.5%
Gross profit percentage	53.7%	52.3%
The increase in the dollar amount of cost of sales during the thirty-nine week period ended June 27, 2020 was primarily due to the increase in sales from a full fiscal year of ownership of the Esterline businesses in fiscal 2020 in addition to the other factors summarized above. Partially offsetting the increase in cost of sales is the lower sales volume since March 2020 from decreased customer demand attributable to the COVID-19 pandemic.
Gross profit as a percentage of sales increased by 1.4 percentage points to 53.7% for the thirty-nine week period ended June 27, 2020 from 52.3% for the thirty-nine week period ended June 29, 2019. The increase in the gross profit percentage is primarily driven by the increase in loss contract amortization and the lack of inventory acquisition accounting adjustments during the thirty-nine week period ended June 27, 2020.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $9 million to $544 million, or 13.8% of sales, for the thirty-nine week period ended June 27, 2020 from $535 million, or 14.5% of sales, for the thirty-nine week period ended June 29, 2019. Selling and administrative expenses and the related percentage of total sales for the thirty-nine week periods ended June 27, 2020 and June 29, 2019 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2020	June 29, 2019	Change	% Change
Selling and administrative expenses - excluding costs below	$447	$404	$43	10.6%
% of total sales	11.4%	11.0%
Non-cash stock compensation expense	53	63	(10)	(15.9)%
% of total sales	1.3%	1.7%
Bad debt expense	24	3	21	700.0%
% of total sales	0.6%	0.1%
Acquisition-related expenses	15	65	(50)	(76.9)%
% of total sales	0.4%	1.8%
COVID-19 restructuring costs	5	—	5	100.0%
% of total sales	0.1%	—%
Total selling and administrative expenses	$544	$535	$9	1.7%
% of total sales	13.8%	14.5%
The increase in the dollar amount of selling and administrative expenses during the thirty-nine week period ended June 27, 2020 is primarily due to the increase in sales from a full fiscal year of ownership of the Esterline businesses in fiscal 2020 in addition to the other factors summarized above. Partially offsetting the increase in selling and administrative expenses is a reduction in expenses as a result of the cost mitigation measures enacted during the third quarter of fiscal 2020 in response to the COVID-19 pandemic. The cost mitigation measures enacted during the third quarter of fiscal 2020 are described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic."
•Amortization of Intangible Assets. Amortization of intangible assets was $128 million for the thirty-nine week period ended June 27, 2020 compared to $80 million in the thirty-nine week period ended June 29, 2019. The increase in amortization expense of $48 million was due to the amortization expense on the definite-lived intangible assets recorded in connection with the acquisition of Esterline.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees slightly offset by interest income. Interest expense-net increased $148 million, or 24.1%, to $762 million for the thirty-nine week period ended June 27, 2020 from $614 million for the comparable thirty-nine week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $18.5 billion for the thirty-nine week period ended June 27, 2020 and approximately $15.1 billion for the thirty-nine week period ended June 29, 2019. The increase in weighted average level of borrowings was primarily due to the activity in the second quarter of fiscal 2019 consisting of the issuance of $4.0 billion in 2026 Secured Notes and the issuance of $550 million in 7.50% 2027 Notes and the activity in fiscal 2020 consisting of the issuance of $2.65 billion in 5.50% 2027 Notes, $1.1 billion in 2025 Secured Notes, $400 million 6.25% 2026 New Notes and a $200 million draw on the revolving credit facility. The increases in new debt described above were slightly offset by the redemptions of $550 million in 5.50% 2020 Notes and $1.15 billion in 6.00% 2022 Notes. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirty-nine week period ended June 27, 2020 was 4.93%.
•Refinancing Costs. Refinancing costs of $27 million were recorded for the thirty-nine week period ended June 27, 2020 and primarily related to the fees incurred on the redemption of the 2022 Notes that occurred in the first quarter of fiscal 2020.
•Other Income. Other income of $14 million was recorded for the thirty-nine week period ended June 27, 2020 and primarily relates to proceeds received from a business interruption insurance settlement during the third quarter of fiscal 2020 and non-service related components of net periodic benefit costs on the Company's defined benefit pension plans.

•Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 16.9% for the thirty-nine week period ended June 27, 2020 compared to 24.9% for the thirty-nine week period ended June 29, 2019. On March 27, 2020, President Trump signed into law the CARES Act in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds and modifications to the net interest deduction limitations. The most significant impact of the CARES Act for the Company is an increase of the IRC 163(j) interest disallowance limitations from 30% to 50% of adjusted taxable income which will allow the Company to deduct additional interest expense for fiscal years 2020 and 2021. The Company's lower effective tax rate for the thirty-nine week period ended June 27, 2020, which also was lower than the Federal statutory tax rate of 21%, was primarily due to a discrete benefit recognized for excess tax benefits for share-based payments, in addition to the modification of the interest expense limitation under IRC Section 163(j) enacted as part of the CARES Act.
•Income from Discontinued Operations. Discontinued operations for the thirty-nine week period ended June 27, 2020 include the results of the operations of Souriau-Sunbank. Discontinued operations for the thirty-nine week period ended June 29, 2019 include the results of the operations of Souriau-Sunbank and the Esterline Interface Technology ("EIT") group of businesses. Both businesses were acquired by TransDigm as part of its acquisition of Esterline in March 2019. On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton for approximately $920 million. On September 20, 2019, TransDigm completed the divestiture of EIT to an affiliate of KPS Capital Partners, LP for approximately $190 million.
Income from discontinued operations for the thirty-nine week period ended June 27, 2020 was $66 million and included $7 million from Souriau-Sunbank's operations and a gain on the sale of Souriau-Sunbank, net of tax, of $59 million. Income from discontinued operations for the thirty-nine week period ended June 29, 2019 was $19 million and included the results of operations of the Souriau-Sunbank and EIT group of businesses.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $74 million, or 13.6%, to $617 million for the thirty-nine week period ended June 27, 2020 compared to net income attributable to TD Group of $543 million for the thirty-nine week period ended June 29, 2019, primarily as a result of the factors referred to above. The COVID-19 pandemic has adversely impacted the results of operations since March 2020.
•Earnings per Share. Basic and diluted earnings per share was $7.53 for the thirty-nine week period ended June 27, 2020 and $9.22 per share for the thirty-nine week period ended June 29, 2019. Basic and diluted earnings per share from continuing operations and discontinued operations was $6.38 and $1.15, respectively, for the thirty-nine week period ended June 27, 2020. Basic and diluted earnings per share from continuing operations and discontinued operations was $8.87 and $0.35, respectively, for the thirty-nine week period ended June 29, 2019. Net income attributable to TD Group for the thirty-nine week period ended June 27, 2020 of $617 million was decreased by special dividend and dividend equivalent payments paid of $185 million, or $3.22 per share, resulting in net income available to common shareholders of $432 million, or $7.53 per share. Net income for the thirty-nine week period ended June 29, 2019 of $543 million was decreased by dividend equivalent payments of $24 million, or $0.43 per share, resulting in net income available to common shareholders of $519 million, or $9.22 per share.
Business Segments
•Segment Net Sales. Net sales by segment for the thirty-nine week periods ended June 27, 2020 and June 29, 2019 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2020	% of Sales	June 29, 2019	% of Sales	Change	% Change
Power & Control	$2,056	52.4%	$1,960	53.2%	$96	4.9%
Airframe	1,762	44.8%	1,609	43.7%	153	9.5%
Non-aviation	112	2.8%	113	3.1%	(1)	(0.9)%
	$3,930	100.0%	$3,682	100.0%	$248	6.7%
Acquisition sales for the Power & Control segment increased $196 million, or an increase of 10.0%, resulting from the acquisition of Esterline. Organic sales for the Power & Control segment decreased $100 million, a decrease of 5.1%, for the thirty-nine week period ended June 27, 2020 compared to the thirty-nine week period ended June 29, 2019. The organic sales decrease resulted primarily from decreases in commercial OEM sales ($59 million, a decrease of 13.7%), a decrease in commercial aftermarket sales ($54 million, a decrease of 10.0%); partially offset by an increase in defense sales ($13 million, an increase of 1.4%). The decreases in organic commercial OEM and aftermarket sales are attributable to the COVID-19 pandemic.

Acquisition sales for the Airframe segment increased $401 million, or an increase of 24.9%, resulting from the acquisition of Esterline. Organic sales for the Airframe segment decreased $248 million, a decrease of 15.4%, for the thirty-nine week period ended June 27, 2020 compared to the thirty-nine week period ended June 29, 2019. The organic sales decrease resulted primarily from decreases in commercial aftermarket sales ($132 million, a decrease of 21.5%), commercial OEM sales ($98 million, a decrease of 17.9%), defense sales ($15 million, a decrease of 3.6%) and other non-aerospace sales ($3 million, a decrease of 8.9%). The decreases in organic commercial OEM and aftermarket sales are attributable to the COVID-19 pandemic.
Acquisition sales for the Non-aviation segment increased $7 million, or an increase of 6.2%, resulting from the acquisition of Esterline. Organic sales for the Non-aviation segment decreased by $8 million, a decrease of 7.1%, for the thirty-nine week period ended June 27, 2020 compared to the thirty-nine week period ended June 29, 2019.
•EBITDA As Defined. EBITDA As Defined by segment for the thirty-nine week periods ended June 27, 2020 and June 29, 2019 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2020	% of Segment Sales	June 29, 2019	% of Segment Sales	Change	% Change
Power & Control	$1,036	50.4%	$1,006	51.3%	$30	3.0%
Airframe	767	43.5%	740	46.0%	27	3.6%
Non-aviation	39	34.8%	36	31.9%	3	8.3%
	$1,842	46.9%	$1,782	48.4%	$60	3.4%
EBITDA As Defined for the Power & Control segment from the acquisition of Esterline increased approximately $55 million for the thirty-nine week period ended June 27, 2020. Organic EBITDA As Defined for the Power & Control segment decreased approximately $25 million, a decrease of 2.5%, as a result of lower sales volume in the commercial OEM and commercial aftermarket market channels as a result of the COVID-19 pandemic.
EBITDA As Defined for the Airframe segment from the acquisition of Esterline increased approximately $153 million for the thirty-nine week period ended June 27, 2020. Organic EBITDA as Defined for the Airframe segment decreased approximately $126 million, a decrease of 17.0%, primarily as a result of lower volume in the commercial OEM and commercial aftermarket channels as a result of the COVID-19 pandemic.
EBITDA As Defined for the Non-aviation segment from the acquisition of Esterline increased approximately $1 million for the thirty-nine week period ended June 27, 2020. Organic EBITDA As Defined for the Non-aviation segment increased approximately $2 million, an increase of 5.6%.
Backlog
As of June 27, 2020, the Company estimated its sales order backlog at $3,425 million compared to $3,856 million as of June 29, 2019. The decrease in backlog is due to the adverse impact that the COVID-19 pandemic has had on customer demand, particularly our commercial customers, domestically and internationally. The uncertainty of the duration of the pandemic and its impact on the aerospace industry is expected to continue to inhibit sales order backlog growth in the commercial OEM and commercial aftermarket channels for at least the remainder of fiscal 2020.
The majority of the purchase orders outstanding as of June 27, 2020 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of June 27, 2020 may not necessarily represent the actual amount of shipments or sales for any future period.
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
The COVID-19 pandemic has caused a significant adverse impact on our sales, net income and EBITDA as Defined for the third quarter of fiscal 2020 and is expected to continue to do so for at least the remainder of fiscal 2020. This is under the assumption that the COVID-19 pandemic will continue to adversely impact customer demand for all market channels with commercial OEM and commercial aftermarket being the most adversely impacted due to the pandemic's impact on air travel worldwide. The defense market channel is also impacted to a lesser extent due to certain supply chain disruptions as well as the "stay at home" orders, quarantines, etc. impacting the government procurement workforce. The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Longer term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results.
The Company is actively managing the business to maintain cash flow, including the cost mitigation efforts described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic," to the condensed consolidated financial statements in response to the COVID-19 pandemic and are continuing to focus on the application of its three core value-driven operating strategies (obtaining profitable new business, continually improving its cost structure and providing highly engineered value-added products to customers).
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

As of June 27, 2020, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of June 27, 2020
Cash and cash equivalents	$4,549
Availability on revolving credit facility	523
Cash liquidity	$5,072

We believe our significant cash liquidity will allow us to meet our anticipated funding requirements. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, additional draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. There is no maturity on any tranche of term loans or notes until July 2024.
Operating Activities. The Company generated $991 million of net cash from operating activities during the thirty-nine week period ended June 27, 2020 compared to $768 million during the thirty-nine week period ended June 29, 2019.
The change in accounts receivable during the thirty-nine week period ended June 27, 2020 was a source of cash of $347 million compared to a use of cash of $65 million during the thirty-nine week period ended June 29, 2019. The increase in the source of cash of $412 million is primarily attributable to a decline in sales, and the related accounts receivable, in the third quarter due to the COVID-19 pandemic. The Company also continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during the thirty-nine week period ended June 27, 2020 was a use of cash of $126 million compared to a use of cash of $100 million during the thirty-nine week period ended June 29, 2019. The increase in the use of cash is primarily driven by higher inventory levels due to reduced demand as a result of the COVID-19 pandemic.
The change in accounts payable during the thirty-nine week period ended June 27, 2020 was a use of cash of $48 million compared to a use of cash of $7 million during the thirty-nine week period ended June 29, 2019. The increase in the use of cash is primarily driven by a corresponding decline in accounts payable as inventory and other purchases have slowed as a result of the COVID-19 pandemic.
Investing Activities. Net cash provided by investing activities was $842 million during the thirty-nine week period ended June 27, 2020, consisting of proceeds of $904 million from the divestiture of Souriau-Sunbank and partially offset by capital expenditures of $62 million. We do not expect to incur material capital expenditures for the remainder of fiscal 2020 in response to the cost mitigation measures enacted in response to the COVID-19 pandemic. Planned capital expenditures for the remainder of the fiscal year are limited to those deemed to be essential.
Net cash used in investing activities was $4,037 million during the thirty-nine week period ended June 29, 2019, consisting of capital expenditures of $80 million and payments for acquisitions, net of cash acquired, of $3,957 million which is primarily comprised of the acquisitions of Esterline for $3,536 million and NavCom for $27 million.
Financing Activities. Net cash provided by financing activities during the thirty-nine week period ended June 27, 2020 was $1,245 million. The source of cash was primarily attributable to $2,625 million in net proceeds from the completion of the 5.50% 2027 Notes offering, $1,092 million in net proceeds from the completion of the 2025 Secured Notes offering, $401 million in net proceeds from the completion of the 6.25% 2026 New Notes offering, $200 million drawn from the existing revolving credit facility and $89 million in proceeds from stock option exercises. This was partially offset by special dividend and dividend equivalent payments of $1,928 million, the redemption of the 2022 Notes outstanding for $1,168 million, repayments on term loans of $38 million and the purchase of treasury stock of $19 million.
Net cash provided by financing activities during the thirty-nine week period ended June 29, 2019 was $3,912 million. The source of cash was primarily attributable to $4,480 million in net proceeds from the completion of the 2026 Secured Notes and 2027 Notes offerings in the second quarter of fiscal 2019 and $64 million in proceeds from stock option exercises. Sources were partially offset by the cash tender and redemption of the 2020 Notes for $550 million, repayments on term loans of $57 million and dividend equivalent payments of $24 million.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. During the thirty-nine week period ended June 27, 2020, other than the debt financing transactions described herein and in Note 9, "Debt," to the condensed consolidated financial statements, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,487 million in fully drawn term loans (the “Term Loans Facility”) and a $760 million revolving credit facility, on which the Company drew approximately $200 million on March 24, 2020. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of June 27, 2020):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,210 million	May 30, 2025	LIBO rate + 2.25%
Tranche F	$3,507 million	December 9, 2025	LIBO rate + 2.25%
Tranche G	$1,770 million	August 22, 2024	LIBO rate + 2.25%
The Term Loans Facility requires quarterly aggregate principal payments of $18.8 million. The revolving commitments consist of two tranches which includes up to $151.5 million of multicurrency revolving commitments. At June 27, 2020, the Company had $36.8 million in letters of credit outstanding and $523.2 million in borrowings available under the revolving commitments. The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBO rate for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBO rate related to the tranche E, tranche F and tranche G term loans are not subject to a floor. For the thirty-nine week period ended June 27, 2020, the applicable interest rates ranged from approximately 2.4% to 3.2% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 12, “Derivatives and Hedging Activities,” to the condensed consolidated financial statements.
Recent Amendments to the Credit Agreement
On February 6, 2020, the Company entered into Amendment No. 7 and Refinancing Facility Agreement (herein, "Amendment No. 7"). Under the terms of Amendment No. 7, the Company, among other things, (i) incurred new tranche E term loans in an aggregate principal amount equal to approximately $2,216 million, new tranche F term loans in an aggregate principal amount equal to approximately $3,515 million and new tranche G term loans, (collectively, the "New Term Loans") in an aggregate principal amount equal to approximately $1,774 million, (ii) repaid in full all of the existing tranche E term loans, tranche F term loans and tranche G term loans outstanding under the Credit Agreement immediately prior to Amendment No. 7 and (iii) extended the maturity date of the tranche F term loans to December 9, 2025, (iv) modified the definition of consolidated EBITDA in the Credit Agreement to add back certain cost savings and non-recurring cost and expenses and (v) modified certain negative covenants to provide additional flexibility to enable TransDigm to incur additional debt and make additional investments and asset sales.
The New Term Loans were fully drawn on February 6, 2020. The LIBO rate per annum applicable to the New Term Loans is 2.25%, down from the previous rate of 2.50%. The other terms and conditions that apply to the New Term Loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 7.
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
Indentures
The following table represents the notes outstanding as of June 27, 2020:

Description	Aggregate Principal	Maturity Date	Interest Rate
2024 Notes	$1,200 million	July 15, 2024	6.50%
2025 Notes	$750 million	May 15, 2025	6.50%
2025 Secured Notes	$1,100 million	December 15, 2025	8.00%
2026 Secured Notes	$4,400 million	March 15, 2026	6.25%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%
7.50% 2027 Notes	$550 million	March 15, 2027	7.50%
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%

The 2024 Notes, the 6.375% 2026 Notes, the 2025 Secured Notes, the 7.50% 2027 Notes and the 5.50% 2027 Notes (the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount and the subsequent $300 million offering of 2025 Notes in the second quarter of fiscal 2017 were issued at a price of 101.5% of the principal amount, resulting in gross proceeds of $304.5 million. The 6.875% 2026 Notes (the "TransDigm UK Notes" and together with the TransDigm Inc. Notes, the "Notes," are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million. The initial $3,800 million offering of the 2026 Secured Notes (the "Secured Notes") were issued at a price of 100% of their principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,400 million.
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
In April 2020, the Company executed two notes offerings for general Corporate purposes, including increasing its cash liquidity as a result of the COVID-19 pandemic. On April 8, 2020, the Company entered into a purchase agreement in connection with a private offering of $1,100 million in aggregate principal amount of 8.00% Senior Secured Notes due 2025 (herein the "2025 Secured Notes") at an issue price of 100% of the principal amount. On April 17, 2020, the Company entered into a purchase agreement in connection with a private offering of $400 million in aggregate principal amount of 6.25% Senior Secured Notes due 2026 (also considered to be part of the "2026 Secured Notes") at an issue price of 101% of the principal amount. Refer to Note 9, "Debt," to the condensed consolidated financial statements for further information.
TransDigm Inc's 2024 Notes, 2025 Notes, 6.375% 2026 Notes, 2026 Secured Notes, 7.50% Notes 2027 Notes, 5.50% 2027 Notes and 2025 Secured Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK Holdings plc ("TransDigm UK") and TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable Indentures. TransDigm UK's 6.875% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable Indenture.
Separate financial statements of TransDigm Inc. are not presented because TransDigm Inc.'s 2024 Notes, 2025 Notes, 6.375% 2026 Notes, 2026 Secured Notes, 7.50% 2027 Notes, 5.50% 2027 Notes and 2025 Secured Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.
Separate financial statements of TransDigm UK are not presented because TransDigm UK's 6.875% 2026 Notes, issued in May 2018, are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm Inc. and all of TransDigm Inc.'s Domestic Restricted Subsidiaries.
The financial information presented is that of TD Group and the Guarantors, which includes TransDigm Inc. and TransDigm UK, on a combined basis and the financial information of non-issuer and non-guarantor subsidiaries has been excluded. Intercompany balances and transactions between TD Group and Guarantors have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

(in millions)	June 27, 2020	September 30, 2019
Current assets	$5,166	$2,458
Noncurrent assets	9,162	8,286
Current liabilities	966	742
Noncurrent liabilities	20,392	17,328
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	55	171

(in millions)	Thirty-Nine Week Period Ended June 27, 2020
Net sales	$3,123
Sales to subsidiaries that are non-issuers and non-guarantors	24
Cost of products sold	1,371
Expense from subsidiaries that are non-issuers and non-guarantors - net	32
Income from continuing operations	499
Net income attributable to TD Group	613
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
With the exception of the revolving credit facility, the Company has no maintenance covenants in its existing term loan and indenture agreements. Under the Credit Agreement, if the usage of the revolving credit facility exceeds 35%, or $266 million, of the total revolving commitments, the Company is required to maintain a maximum consolidated net leverage ratio of net debt to trailing four-quarter EBITDA As Defined of 7.25x as of the last day of the fiscal quarter.
As of June 27, 2020, the Company was in compliance with its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
Trade Receivables Securitization Facility
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
On July 22, 2020, the Company amended the Securitization Facility to extend the maturity date to July 27, 2021. As of June 27, 2020, the Company has borrowed $350 million under the Securitization Facility, which bears interest at a rate of 0.9% plus LIBOR. At June 27, 2020, the applicable interest rate was 1.1%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.

Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
During March 2020, the Company repurchased 36,900 shares of its common stock at a gross cost of $18.9 million at the weighted average cost of $512.67 under the $650 million stock repurchase program. As of June 27, 2020, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of June 27, 2020, the Company had $36.8 million in letters of credit outstanding.

Non-GAAP Financial Measures
We present below certain financial information based on our EBITDA and EBITDA As Defined. References to “EBITDA” mean earnings before interest, taxes, depreciation and amortization, and references to “EBITDA As Defined” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of (loss) income from continuing operations to EBITDA and EBITDA As Defined and the reconciliations of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below.
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
Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of these non-GAAP financial measures as analytical tools has limitations, and you should not consider any of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with US GAAP. Some of these limitations are:
•neither EBITDA nor EBITDA As Defined reflects the significant interest expense, or the cash requirements, necessary to service interest payments on our indebtedness;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither EBITDA nor EBITDA As Defined reflects any cash requirements for such replacements;
•the omission of the substantial amortization expense associated with our intangible assets further limits the usefulness of EBITDA and EBITDA As Defined;
•neither EBITDA nor EBITDA As Defined includes the payment of taxes, which is a necessary element of our operations; and
•EBITDA As Defined excludes the cash expense we have incurred to integrate acquired businesses into our operations, which is a necessary element of certain of our acquisitions.
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

The following table sets forth a reconciliation of (loss) income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
(Loss) Income from continuing operations	$(5)	$128	$552	$524
Adjustments:
Depreciation and amortization expense	70	63	211	138
Interest expense, net	262	241	762	614
Income tax provision	39	55	112	172
EBITDA	366	487	1,637	1,448
Adjustments:
Inventory acquisition accounting adjustments (1)	—	89	—	109
Acquisition integration costs (2)	3	41	18	49
Acquisition transaction-related expenses (3)	—	5	1	27
Non-cash stock compensation expense (4)	21	32	59	70
Refinancing costs (5)	1	—	27	3
COVID-19 & 737 MAX restructuring costs (6)	30	—	30	—
Other, net (7)	3	5	8	6
EBITDA As Defined	$424	$659	$1,780	$1,712
(1)Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)Represents transaction-related costs comprising deal fees, legal, financial and tax due diligence expenses and valuation costs that are required to be expensed as incurred.
(4)Represents the compensation expense recognized by TD Group under our stock incentive plans.
(5)Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.
(6)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic ($24 million) and 737 MAX production rate changes ($3 million). These were costs related to the Company's actions to reduce its workforce to align with customer demand. This also includes $3 million of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.).
(7)Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation, and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2020	June 29, 2019
Net cash provided by operating activities	$991	$768
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(134)	(8)
Interest expense, net (1)	737	594
Income tax provision - current	129	167
Non-cash stock compensation expense (2)	(59)	(70)
Refinancing costs (3)	(27)	(3)
EBITDA	1,637	1,448
Adjustments:
Inventory acquisition accounting adjustments (4)	—	109
Acquisition integration costs (5)	18	49
Acquisition transaction-related expenses (6)	1	27
Non-cash stock compensation expense (2)	59	70
Refinancing costs (3)	27	3
COVID-19 & 737 MAX restructuring costs (7)	30	—
Other, net (8)	8	6
EBITDA As Defined	$1,780	$1,712
(1)Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.
(2)Represents the compensation expense recognized by TD Group under our stock incentive plans.
(3)Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.
(4)Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(5)Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(6)Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(7)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic ($24 million) and 737 MAX production rate changes ($3 million). These were costs related to the Company's actions to reduce its workforce to align with customer demand. This also includes $3 million of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.).
(8)Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation, and gain or loss on sale of fixed assets.

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
Interest Rate Risk
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the Secured Overnight Financing Rate ("SOFR"). Currently, our credit agreement and certain of our debt and derivative instruments reference LIBOR-based rates. The discontinuation of LIBOR will require these arrangements to be modified in order to replace LIBOR with an alternative reference interest rate, which could impact our future interest expense. Amendment No. 7 to our Credit Agreement includes a provision for the determination of a successor LIBOR rate.
Except for the broad effects of the COVID-19 pandemic as a result of its adverse impact on the global economy and major financial markets, the other market risks have not materially changed since the date our most recent Form 10-K was filed with the SEC.
ITEM 4. CONTROLS AND PROCEDURES
As of June 27, 2020, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including the President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 27, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We and certain of our current or former officers and directors were defendants in a consolidated securities class action captioned In re TransDigm Group, Inc. Securities Litigation, Case No. 1:17-cv-01677-DCN (N.D. Ohio). The plaintiffs alleged that the defendants made false or misleading statements with respect to, or failed to disclose, the impact of certain alleged business practices in connection with sales to the U.S. government on the Company’s growth and profitability. The plaintiffs asserted claims under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act, and sought unspecified monetary damages and other relief. On February 19, 2020, the Court granted our motion to dismiss and the case was dismissed. Although plaintiffs originally appealed the dismissal, on May 8, 2020, the appeal was also dismissed pursuant to stipulation by the parties.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed on November 19, 2019. Except as presented below, there have been no material changes to the risk factors described in the Form 10-K.
Set forth below are important risks and uncertainties that could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this report.

We face risks related to the current COVID-19 pandemic and other health epidemics and outbreaks.

The global outbreak of COVID-19 is currently impacting countries, communities, supply chains, and markets. The COVID-19 pandemic has adversely impacted our commercial OEM and commercial aftermarket sales and will continue to do so for an indeterminate length of time. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Because this situation is ongoing and because the duration and severity of the outbreak are unclear, it is difficult to forecast the impact on the Company’s future results. However, we currently expect COVID-19 to have a significant adverse impact on our sales, net income and EBITDA as Defined for the remainder of fiscal 2020 under the assumption that the COVID-19 outbreak will adversely affect our non-defense customers and their demand for our products and services for at least the near term.

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
During March 2020, the Company repurchased 36,900 shares of its common stock at a gross cost of $18.9 million at the weighted average cost of $512.67 under the $650 million stock repurchase program. As of June 27, 2020, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

ITEM 6. EXHIBITS

Exhibit No.	Description
22	Listing of Subsidiary Guarantors
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

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	August 4, 2020
Kevin Stein

/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	August 4, 2020
Michael Lisman