Form 10-K
period 2020-09-30
TransDigm Group INC
filed 2020-11-12
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2020, based upon the last sale price of such voting and non-voting common stock on that date, was $17,842,940,279.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 54,435,882 as of October 28, 2020.
Documents incorporated by reference: Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Annual Report on Form 10-K. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual Report on Form 10-K, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in the Annual Report on Form 10-K. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations, financial condition and cash flows. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements or the risk factors contained in this Annual Report on Form 10-K to reflect new information, future events or otherwise, except as may be required under federal securities laws.
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K include but are not limited to: the impact that the COVID-19 pandemic has on the TransDigm Group Incorporated's business, results of operations, financial condition and liquidity; the sensitivity of TransDigm Group Incorporated's business to the number of flight hours that its customers’ planes spend aloft and its customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats and natural disasters; TransDigm Group Incorporated's reliance on certain customers; the United States (“U.S.”) defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions, including TransDigm Group Incorporated's acquisition of Esterline Technologies Corporation (“Esterline”); TransDigm Group Incorporated's indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with TransDigm Group Incorporated's international sales and operations; and other risk factors.
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms, unless the context otherwise requires, refer to TD Group, together with TransDigm Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2020” or “fiscal 2020” means the period from October 1, 2019 to September 30, 2020.

PART I
ITEM 1.    BUSINESS
The Company
TD Group, through its wholly-owned subsidiary, TransDigm, Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that approximately 90% of our net sales for fiscal year 2020 were generated by proprietary products. For fiscal year 2020, we estimate that we generated approximately 80% of our net sales from products in which we are the sole source provider.

Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25 to 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 49% of our net sales in fiscal year 2020 were generated from aftermarket sales, the vast majority of which come from the commercial and military aftermarkets. Historically, these aftermarket revenues have produced a higher gross margin and been more stable than sales to original equipment manufacturers (“OEMs”).
Products
We primarily design, produce and supply highly engineered proprietary aerospace components with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves based on engineering, service and manufacturing capabilities. We typically choose not to compete for non-proprietary “build to print” business because it frequently offers lower margins than proprietary products. We believe that our products have strong brand names within the industry and that we have a reputation for high quality, reliability and strong customer support.
Our business is well diversified due to the broad range of products that we offer to our customers. Our major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems.
COVID-19 Pandemic
In December 2019, a novel strain of coronavirus ("COVID-19") surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace and has remained depressed. The exact timing and pace of the recovery is indeterminable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines. Governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impact of COVID-19. The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally. The impact of COVID-19 is fluid and continues to evolve, and the shape and speed of recovery for the commercial aerospace industry remains uncertain.
We took immediate and aggressive action to minimize the spread of COVID-19 in our workplaces and reduce costs. Since the early days of the pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally. Some of the actions implemented include: flexible work-from-home scheduling; alternate shift schedules; pre-shift temperature screenings, where allowed by law; social distancing; appropriate personal protective equipment; facility deep cleaning; and paid quarantine time for impacted employees. Material actions to reduce costs included: (1) reducing our workforce to align operations with customer demand; (2) implementing unpaid furloughs and salary reductions; and (3) delaying non-essential capital projects and minimizing discretionary spending. At the same time, we addressed the ongoing needs of our business to continue to serve our customers. As a result of the COVID-19 pandemic, many of our businesses have taken the opportunity to explore new business opportunities by working on developing highly engineered solutions for emerging needs arising from the pandemic. Product solutions currently being explored include anti-viral or antimicrobial technology, air purification, and touchless technologies, among others.
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
For financial information about our segments, see Note 17, “Segments,” in the notes to the consolidated financial statements included herein.
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
Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. We also use a number of distributors to provide logistical support as well as serve as a primary customer contact with certain smaller accounts. Our major distributors are Boeing Distribution Inc. (formerly known as Aviall, Inc.) and Satair A/S (a subsidiary of Airbus S.A.S.).

Manufacturing and Engineering
We maintain approximately 105 manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate accounting and reporting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.
We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in cost of sales and in selling and administrative expenses in our consolidated statements of income. Research and development costs are recorded in selling and administrative expenses in our consolidated statements of income. The aggregate of engineering expense and research and development expense represents approximately 11% of our operating units’ aggregate costs, or approximately 6% of our consolidated net sales for fiscal year 2020. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.
We use sophisticated equipment and procedures to comply with quality requirements, specifications and Federal Aviation Administration (“FAA”) and OEM requirements. We perform a variety of testing procedures as required by our customers, such as testing under different temperature, humidity and altitude levels, flammability testing, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities. Refer to Note 3, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included herein with respect to total costs of research and development.
Customers
We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounted for approximately 26% of net sales for fiscal year 2020; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounted for approximately 26% of net sales for fiscal year 2020; and the defense market, which accounted for approximately 43% of net sales for fiscal year 2020. Non-aerospace sales comprised approximately 5% of our net sales for fiscal year 2020.
As a result of the COVID-19 pandemic and its adverse impact on air travel worldwide, the commercial aerospace industry has been significantly disrupted. The defense aerospace market has been impacted by the COVID-19 pandemic to a lesser extent than the commercial aerospace market due to certain supply chain disruptions as well as “stay at home” orders, quarantines, etc. impacting the government procurement workforce which has slowed production and/or orders. The significant adverse impact of the COVID-19 pandemic on the commercial aerospace market channels has led to the defense market comprising a greater percentage of our net sales in fiscal 2020 than typical. In our prior five fiscal years, fiscal 2015 through fiscal 2019, defense market sales ranged from 29 to 37% of net sales. When the commercial aerospace industry recovers from the disruption caused by the COVID-19 pandemic, we would expect defense market sales to account for a percentage of net sales that is relatively in line with our historical results prior to the COVID-19 pandemic.
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. Our top ten customers for fiscal year 2020 accounted for approximately 44% of our net sales. Products supplied to many of our customers are used on multiple platforms. None of our customers individually accounted for greater than 10% of our sales for fiscal year 2020.
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
Government Contracts
Companies engaged in supplying defense-related equipment and services to United States Government (“U.S. Government”) agencies are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally: (1) suspend us from receiving new contracts; (2) terminate existing contracts; (3) reduce the value of existing contracts; (4) audit our contract-related costs and fees, including allocated indirect costs; (5) control and potentially prohibit the export of our products; and (6) seek repayment of contract related payments under certain circumstances. Violations of government procurement laws could result in civil or criminal penalties.
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
We must also satisfy the requirements of our customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components. We believe that we currently satisfy or exceed these maintenance standards in our repair and overhaul services. We also maintain several FAA-approved repair stations.
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
Market Channels
The commercial aerospace industry, including the aftermarket and OEM markets, is impacted by the health of the global economy and geopolitical events around the world. The COVID-19 pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace and remains depressed. The exact timing and pace of the recovery is indeterminable as certain markets have reopened, some of which have experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines. The commercial aerospace industry, in particular, has been significantly disrupted by the pandemic, both domestically and internationally. The commercial aerospace industry has experienced a steep decline in RPMs in 2020 due to the pandemic’s impact on worldwide air travel demand. Also, as a result of the pandemic and decreased demand in commercial air travel, the commercial OEM sector has experienced reductions in commercial OEM production rates, including reductions at the two largest commercial OEMs, The Boeing Company and Airbus S.A.S, in addition to various airlines deferring or cancelling orders. The impact of COVID-19 is fluid and continues to evolve, and the shape and speed of the recovery for the commercial aerospace industry remains uncertain.

The defense aerospace market is dependent on government budget constraints, the timing of orders, political pressures and the extent of global conflicts. It is not necessarily affected by general economic conditions that affect the commercial aerospace industry. The defense aerospace market has been impacted by the COVID-19 pandemic to a lesser extent than the commercial aerospace market due to certain supply chain disruptions as well as “stay at home” orders, quarantines, etc. impacting the government procurement workforce which has slowed production and/or orders.
Historically, our presence in both the commercial aerospace and military sectors of the aerospace industry has served to mitigate the impact on our business of any specific industry risk. We service a diversified customer base in the commercial and military aerospace industry, and we provide components to a diverse installed base of aircraft, which mitigates our exposure to any individual airframe platform. At times, declines in sales in one channel have been offset by increased sales in another channel. However, due to differences between the profitability of our products sold to OEM and aftermarket customers, variation in product mix can cause variation in gross margin.
Outside of the significant market disruption caused by COVID-19, there are many short-term factors (including customer inventory level adjustments, unannounced changes in order patterns, strikes, facility shutdowns caused by fires, hurricanes, health crises or other incidents and mergers and acquisitions) that can cause short-term disruptions in our quarterly shipment patterns as compared to previous quarters and the same periods in prior years. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. There are also fluctuations in OEM and aftermarket ordering and delivery requests from quarter-to-quarter, as well as variations in product mix from quarter-to-quarter, that may cause positive or negative variations in gross profit margins since commercial aftermarket sales have historically produced a higher gross margin than sales to commercial OEMs. Again, in many instances these are timing events between quarters and must be balanced with macro aerospace industry indicators.
The magnitude of the impact of COVID-19 on our market channels, particularly commercial OEM and commercial aftermarket, remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Longer term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on our future results.
Commercial Aftermarket
The key market factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft and the percentage of the fleet that is in warranty. As a result of the COVID-19 pandemic and the stringent measures implemented to help control the spread of the virus, demand for air travel declined at a rapid pace and has remained depressed. The reduced demand has led to a significant reduction in flights and an increase in parked aircraft. Certain airlines have also retired a portion of their fleets. Certain markets have reopened, some of which have experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines. Current industry consensus indicates that RPMs will continue to recover in 2021, however, the timing and pace of the commercial aftermarket recovery remains uncertain and may not return to pre-pandemic levels until 2023 or beyond.
Commercial OEM Market
The commercial OEM market declined in 2020 primarily due to the COVID-19 pandemic. Our commercial transport OEM shipments and revenues generally run ahead of The Boeing Company and Airbus S.A.S airframe delivery schedules. As a result and consistent with prior years, our fiscal 2021 shipments will be a function of, among other things, the estimated 2021 and 2022 commercial airframe production rates. We have been experiencing decreased sales across the commercial OEM sector driven primarily by the decrease in production by The Boeing Company and Airbus S.A.S related to reduced demand in the commercial aerospace industry from the COVID-19 pandemic, and also in Boeing’s case, the 737 MAX’s grounding and subsequent production slowdown, and airlines deferring or cancelling orders. Current industry consensus indicates production rates will continue to be lower than pre-pandemic historic levels but will gradually increase over the next several years. However, the duration of the pandemic is unclear and the recovery of the commercial OEM market remains uncertain and continues to evolve.
Our businesses continually seek to provide solutions for our customers and others in the commercial aerospace industry. For example, as a result of the COVID-19 pandemic, many of our businesses have taken the opportunity to explore new business opportunities by working on developing highly engineered solutions for emerging needs arising from the pandemic. Product solutions currently being explored include anti-viral or antimicrobial technology, air purification, and touchless technologies, among others.

Defense
Our military business fluctuates from year to year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of Defense (“DOD”) procurement policy and the extent of global conflicts. The defense aerospace market is impacted by the COVID-19 pandemic to a lesser extent than the commercial aerospace market due to certain supply chain disruptions as well as “stay at home” orders, quarantines, etc. impacting the government procurement workforce which has slowed production and/or orders. Also, government funding reprioritization such as shifting funds to efforts to combat the impact of the pandemic provides for uncertainty. For a variety of reasons, the military spending outlook is very uncertain. For planning purposes, we assume that military-related sales of our types of products to be flat in future years over the recent high levels.
In fiscal 2020, the defense market channel comprises a greater percentage of our net sales than historical comparisons due to the significant adverse impact of the COVID-19 pandemic on our commercial aftermarket channel and commercial OEM market channel. In our prior five fiscal years, fiscal 2015 through fiscal 2019, defense market sales ranged from 29 to 37% of net sales. When the commercial aerospace industry recovers from the disruption caused by the COVID-19 pandemic, we would expect defense market sales to account for a percentage of net sales that is relatively in line with our historical results prior to the COVID-19 pandemic.
Raw Materials
We require the use of various raw materials in our manufacturing processes. We also purchase a variety of manufactured component parts from various suppliers. We also purchase replacement parts, which are utilized in our various repair and overhaul operations. At times, we concentrate our orders among a few suppliers in order to strengthen our supplier relationships. Most of our raw materials and component parts are generally available from multiple suppliers at competitive prices. Due to the COVID-19 pandemic, certain disruptions in the global supply chain occurred. While none of these disruptions had a significant negative impact to our manufacturing processes, there were some minor shipment delays.
Intellectual Property
We have various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights, which we believe, in the aggregate but not individually, are important to our business.
Backlog
As of September 30, 2020, the Company estimated its sales order backlog at $3,145 million compared to an estimated sales order backlog of $3,437 million as of September 30, 2019. The decrease in backlog is attributable to the adverse impact that the COVID-19 pandemic has had on customer demand, particularly our commercial customers, domestically and internationally. The uncertainty of the duration of the pandemic and its impact on the commercial aerospace industry is expected to continue to inhibit sales order backlog growth in the commercial OEM and commercial aftermarket channels into fiscal 2021. Partially offsetting the decrease in commercial OEM and aftermarket sales backlog is an increase in total defense sales backlog.
The majority of the purchase orders outstanding as of September 30, 2020 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of September 30, 2020 may not necessarily represent the actual amount of shipments or sales for any future period.
Environmental Matters
Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Certain facilities and third-party sites utilized by the Company have been identified as potentially responsible parties under the federal superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws. For information regarding environmental accruals, refer to Note 15, “Commitments and Contingencies,” in the notes to the consolidated financial statements included herein.
Employees
As of September 30, 2020, we had approximately 14,200 full-time, part-time and temporary employees. Approximately 17% of our full-time and part-time employees were represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from November 2020 to November 2024. We consider our relationship with our employees generally to be satisfactory.

The development, attraction and retention of employees is a critical success factor for TransDigm and its operating units for succession planning and sustaining our three core value drivers. To support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level.
We have established TransDigm University, a formal mentoring and education program with a formal curriculum and established leadership serving as mentors. Participants in the program learn and develop more advanced skills leading to higher contribution and satisfaction within their roles, while mentors enhance their leadership capabilities by helping others progress. This program helps in identifying top performers, improving employee performance and retention, increasing our organizational learning and supporting the promotion of our current employees.
The Company’s Management Development Program (“MDP”) identifies new talent and prepares them for success within our organization. The program hires recent Master of Business Administration (“MBA”) graduates who will work for three eight-month stints at a selection of operating units. Program participants gain experience in developing, manufacturing, and selling aerospace components with the intent of becoming fully immersed in the operations of our business. Once the program is complete, MDP participants will be better equipped with the knowledge and experience needed to excel as a manager at the Company. Our goal for successful MDP participants is to hire them on a full-time basis at an operating unit upon completion of the program.
TransDigm’s executive team also mentors rising talent on a more informal basis. This informal mentorship achieves a number of goals, including accelerating the development of top performers, increasing organizational learning, and improving employee performance and retention. The executive team also commits substantial time to evaluating the bench strength of our leadership and working with our leadership to improve their performance.
TransDigm University, MDP, various internship programs and informal mentoring demonstrates the Company’s ongoing commitment and initiatives towards accelerating our future leaders.
The Company’s equity compensation plans are designed to assist in attracting, retaining, motivating, and rewarding key employees, directors, or consultants and promoting the creation of long-term value for stockholders by closely aligning the interests of these individuals with those of the Company’s stockholders. The Company’s equity compensation plans provide for the granting of performance based stock options.
The plans are important because equity compensation, and specifically stock options, is a significant component of the Company’s private equity-based compensation strategy and value-based culture and the continued use of performance-based stock options will help retain the Company’s key employees and recruit new employees. The Company has a history of providing, and intends to continue to provide, cash compensation to its top employees that is below the market median and cause the largest portion of their potential earnings to come from growth in the Company’s equity value. Additionally, the plans give the Company more flexibility in granting awards to new employees joining the Company as a result of future acquisitions, which are an essential part of the Company’s growth. The equity compensation plan is a good motivational incentive which also contributes to very de minimis voluntary turnover of participants in the plan.
Available Information
TD Group’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including any amendments, will be made available free of charge on the Company’s website, www.transdigm.com, as soon as reasonably practicable, following the filing of the reports with the Securities and Exchange Commission (“SEC”). In addition, the Company’s website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The information on or obtainable through our website is not incorporated into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS
Set forth below are material risks and uncertainties that could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.
Risks Related to our Strategy
We rely heavily on certain customers for much of our sales.
In fiscal year 2020, no customer individually accounted for 10% or more of the Company’s net sales; however, our top ten customers for fiscal year 2020 accounted for approximately 44% of our net sales. In fiscal year 2019, one customer individually accounted for approximately 11% of the Company’s net sales. In fiscal year 2018, two customers individually accounted for approximately 11% and 10% of the Company’s net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to economic downturn, decreased production, strike or resourcing, could have a material adverse effect on results of operations, financial position and cash flows.
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
Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. In addition, we may not be able to successfully integrate any business we acquire into our existing business. The successful integration of new businesses, with the most significant recent acquisition being the Esterline acquisition in March 2019, depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service, attract customers and develop new products and services or attend to other acquisition opportunities.

Our indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As of September 30, 2020, our total indebtedness, excluding approximately $39.4 million of letters of credit outstanding, was approximately $20.0 billion, which was 124.8% of our total book capitalization. We incurred approximately $3.1 billion in net new incremental borrowings during fiscal 2020 both for general corporate purposes and as a precautionary response to macroeconomic conditions caused by the COVID-19 pandemic.
In addition, we may be able to incur substantial additional indebtedness in the future. As of September 30, 2020, we had approximately $520.6 million of unused commitments under our revolving loan facility. Although our senior secured credit facility and the indentures governing the various senior secured and senior subordinated notes outstanding (the “Indentures”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the Indentures.
An increase in our indebtedness could also have other important consequences to investors. For example, it could:
•increase our vulnerability to general economic downturns and adverse competitive and industry conditions;
•increase the risk we are subjected to downgrade or put on a negative watch by the ratings agencies;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital requirements, capital expenditures, acquisitions, research and development efforts and other general corporate requirements;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to competitors that have less debt; and
•limit, along with the financial and other restrictive covenants contained in the documents governing our indebtedness, among other things, our ability to borrow additional funds, make investments and incur liens.
All of our debt under the senior secured credit facility, which includes $7.4 billion in term loans and a revolving loan facility of $760 million, bears interest at variable rates primarily based on the London interbank offered rate (“LIBOR”) for deposits of U.S. dollars. Accordingly, if LIBOR or other variable interest rates increase, our debt service expense will also increase. In order to mitigate the interest rate risk of these variable rate borrowings, we are entered into interest rate swap and cap agreements that covers a significant portion of the existing variable rate debt. For information about our interest rate swap and cap agreements, see Note 21, “Derivatives and Hedging Instruments,” in the notes to the consolidated financial statements included herein.
In addition, on July 27, 2017, the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”) announced that it would phase out LIBOR as a benchmark by the end of calendar year 2021. As a result, in February 2020, we amended our senior secured credit facility to incorporate an alternative reference rate effective upon the cessation date of LIBOR. We will also take the necessary steps to amend our interest rate swap and cap agreements. The expected cessation of LIBOR may require us to amend certain other agreements and although the Secured Overnight Financing Rate (“SOFR”) is expected to be the alternative rate that replaces LIBOR, we cannot predict what margin adjustments and related terms would be negotiated with our counterparties. As a result, our interest expense could increase.
Our indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including the Indentures. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness, including the Indentures, amounts borrowed under the senior secured credit facility, amounts due under our trade receivable securitization facility (“Securitization Facility”), and to fund our operations, will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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
Our senior secured credit facility and the Indentures contain a number of restrictive covenants that impose significant operating and financial restrictions on TD Group, TransDigm Inc. and its subsidiaries (in the case of the senior secured credit facility) and TransDigm Inc. and its subsidiaries (in the case of the Indentures) and may limit their ability to engage in acts that may be in our long-term best interests. The senior secured credit facility and Indentures include covenants restricting, among other things, the ability of TD Group, TransDigm Inc. and its subsidiaries (in the case of the senior secured credit facility) and TransDigm Inc. and its subsidiaries (in the case of the Indentures) to:
•incur or guarantee additional indebtedness or issue preferred stock;
•pay distributions on, redeem or repurchase our capital stock or redeem or repurchase our subordinated debt;
•make investments;
•sell assets;
•enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;
•incur or allow to exist liens;
•consolidate, merge or transfer all or substantially all of our assets;
•engage in transactions with affiliates;
•create unrestricted subsidiaries; and
•engage in certain business activities.
A breach of any of these covenants could result in a default under the senior secured credit facility or the Indentures. If any such default occurs, the lenders under the senior secured credit facility and the holders of the senior secured and senior subordinated notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the senior secured credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the senior secured credit facility, the lenders under that facility will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the senior subordinated notes. If the debt under the senior secured credit facility or the senior secured or subordinated notes were to be accelerated, we cannot assure that our assets would be sufficient to repay in full our debt.
We are dependent on our senior management team and highly trained employees and any work stoppage or difficulty hiring similar employees could adversely affect our business.
Because our products are complicated and highly engineered, we depend on an educated and trained workforce. Historically, there has been substantial competition for skilled personnel in the aerospace and defense industry, and we could be adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel.
Reduction in force actions, such as the actions taken to reduce our workforce to align operations with customer demand as a result of the COVID-19 pandemic, could result in difficulty in rehiring capable employees to refill the positions eliminated as needed once business recovers.

Although we believe that our relations with our employees are satisfactory, we cannot assure that we will be able to negotiate a satisfactory renewal of collective bargaining agreements or that our employee relations will remain stable. Because we strive to limit the volume of finished goods inventory, any work stoppage could materially and adversely affect our ability to provide products to our customers.
In addition, our success depends in part on our ability to attract and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation programs. Competition for qualified personnel can be intense. A loss of senior management and key personnel, or failure to attract qualified new talent could prevent us from capitalizing on business opportunities, and our operating results and/or market value could be adversely affected. The Company’s Board of Directors continually monitors this risk and we believe that the Board of Director’s succession plan, together with our straightforward strategy, clear value drivers, decentralized nature and the quality of managers running our operating units helps to mitigate this risk.
Risks Related to our Operations
Our sales to manufacturers of aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.
Our sales to manufacturers of large commercial aircraft, such as The Boeing Company, Airbus S.A.S, and related OEM suppliers, as well as manufacturers of business jets have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, interest rates, downturns in the global economy and national and international events. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. In particular, commercial and business jet market channel sales have been negatively impacted by the ongoing COVID-19 pandemic. Downturns adversely affect our results of operations, financial position and cash flows.
Our business is dependent on the availability of certain components and raw materials from suppliers.
Our business is affected by the price and availability of the raw materials and component parts that we use to manufacture our components. Our business, therefore, could be adversely impacted by factors affecting our suppliers (such as the destruction of our suppliers’ facilities or their distribution infrastructure, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers. The COVID-19 pandemic has also disrupted the global supply chain to a certain extent. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
We face significant competition.
We operate in a highly competitive global industry and compete against a number of companies. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large public corporations to small privately-held entities. We believe that our ability to compete depends on high product performance, consistent high quality, short lead-time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs. We may have to adjust the prices of some of our products to stay competitive.
Our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production.
A number of our manufacturing facilities are located in the greater Los Angeles area, an area known for earthquakes and fires, and are thus vulnerable to damage. In addition, a number of our manufacturing facilities are located along the Eastern seaboard area susceptible to hurricanes. We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. Disruptions could also occur due to health-related outbreaks and crises, cyber-attacks, computer or equipment malfunction (accidental or intentional), operator error or process failures. Should insurance or other risk transfer mechanisms, such as our existing disaster recovery and business continuity plans, be insufficient to recover all costs, we could experience a material adverse effect on our business, results of operations, financial position and cash flows.

Operations and sales outside of the United States may be subject to additional risks.
A number of risks inherent in international operations could have a material adverse effect on our results of operations, including global health crises, currency fluctuations, difficulties in staffing and managing multi-national operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition. Issues with the global supply chain can also rise due to some of the aforementioned risks as well as global health crises, such as the COVID-19 pandemic. Furthermore, the Company is subject to laws and regulations, such as the Foreign Corrupt Practices Act, UK Bribery Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents and contractors from making improper payments for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations, financial position and cash flows.
In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”) commonly referred to as “Brexit.” The U.K. subsequently withdrew from the European Union on January 31, 2020, subject to a transition period that is set to end on December 31, 2020. Although it is unknown what the terms of the U.K.'s relationship with the E.U. will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes could cause disruptions to and create uncertainty surrounding our business and the business of existing and future customers and suppliers as well as have an impact on our employees based in Europe, which could adversely impact our business. The actual effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.
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
Companies engaged in supplying defense-related equipment and services to U.S. Government agencies, whether through direct contracts with the U.S. government or a as a subcontractor to customers contracting with the U.S. government, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally:
•suspend us from receiving new contracts based on alleged violations of procurement laws or regulations;
•terminate existing contracts;
•revoke required security clearances;
•reduce the value of existing contracts; and
•audit our contract-related costs and fees, including allocated indirect costs.
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

Furthermore, even where the price is not based on cost, the U.S. Government may seek to review our costs to determine whether our pricing is “fair and reasonable.” Our subsidiaries are periodically subject to pricing reviews and government buying agencies that purchase some of our subsidiaries’ products are periodically subject to audits by the DOD Office of Inspector General (“OIG”) with respect to prices paid for such products. In the third quarter of fiscal 2019, we voluntarily refunded $16 million to the U.S. Government following an OIG audit, and another OIG audit is underway. In addition, our defense-related business is the subject of an ongoing Congressional inquiry by the House Oversight Committee. Pricing reviews and government audits, including the audit underway, and the Congressional inquiry are costly and time consuming for our management and could distract from our ability to effectively manage the business. As a result of these reviews, audits and inquiries, we could be subject to providing further refunds to the U.S. Government, we could be asked to enter into an arrangement whereby our prices would be based on cost, the DOD could seek to pursue alternative sources of supply for our parts, or the U.S. Government could take other adverse actions with respect to our contracts. Any of those occurrences could lead to a reduction in our revenue from, or the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government. Further, negative publicity relating to the results of any audit, inquiry or subsequent hearing or the like could negatively impact our stock price.
If a government inquiry or investigation uncovers improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with U.S. Government agencies, any of which could materially adversely affect our reputation, business, financial condition, results of operations and cash flows.
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
The aerospace industry is highly regulated in the U.S. and in other countries. In order to sell our products, we and the products we manufacture must be certified by the FAA, the DOD and similar agencies in foreign countries and by individual manufacturers. If new and more stringent government regulations are adopted or if industry oversight increases, we might incur significant expenses to comply with any new regulations or heightened industry oversight. In addition, if material authorizations or approvals were revoked or suspended, our business would be adversely affected.
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

Despite our efforts to protect sensitive information and confidential and personal data, comply with applicable laws, rules and regulations and implement data security measures, our facilities, and systems may be vulnerable to security breaches and other data loss, including cyber-attacks and, in fact, we have experienced data security incidents that have not had a material impact on our financial results. In addition, it is not possible to predict the impact on our business of the future loss, alteration or misappropriation of information in our possession related to us, our employees, former employees, customers, suppliers or others. This could lead to negative publicity, legal claims, theft, modification or destruction of proprietary information or key information, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and other significant costs, which could adversely affect our reputation, results of operations, financial condition and cash flows.
Risks Related to Legal and Regulatory Matters
We could incur substantial costs as a result of violations of or liabilities under environmental laws and regulations.
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
Accordingly, as investigations and remediations proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations or cash flows in a given period. Based on currently available information, however, the Company does not believe that future environmental costs in excess of those accrued with respect to sites for which the Company has been identified as a potentially responsible party are likely to have a material adverse effect on the Company’s financial condition.
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
We could be adversely affected if one of our products cause an aircraft to crash.
Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft product that we have designed, manufactured or serviced. While we maintain liability insurance to protect us from future product liability claims, in the event of product liability claims our insurers may attempt to deny coverage or any coverage we have may not be adequate. We also may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or for which third party indemnification is not available could result in significant liability to us.
In addition, a crash caused by one of our products could damage our reputation for quality products. We believe our customers consider safety and reliability as key criteria in selecting a provider of aircraft products. If a crash were to be caused by one of our products, or if we were to otherwise fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers may be materially adversely affected.

Risks Related to Financial Matters
We have recorded a significant amount of intangible assets, which may never generate the returns we expect.
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, customer relationships, and technology, were approximately $2.6 billion at September 30, 2020, representing approximately 14% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $7.9 billion at September 30, 2020, representing approximately 43% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
Volatility in the equity markets or interest rates could substantially increase our pension costs and required pension contributions.
The Company sponsors qualified defined benefit pension plans. Certain qualified defined benefit pension plans are funded with trust assets invested in a diversified portfolio of debt and equity securities and other investments. Among other factors, changes in interest rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future contribution requirements. A significant decrease in investment returns or the market value of plan assets or a significant decrease in interest rates could increase our net periodic pension costs and adversely affect our results of operations. A significant increase in our contribution requirements with respect to our qualified defined benefit pension plans could have an adverse impact on our cash flows.
We may be subject to risks relating to changes in its tax rates or exposure to additional income tax liabilities.
We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. The Company’s future results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. In addition, the amount of income taxes paid by the Company is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have a material adverse effect on the Company’s results of operations.
We do not regularly declare and pay quarterly or annual cash dividends on our stock.
Notwithstanding special cash dividends, of which the most recent declaration by the Company’s Board of Directors occurred on December 20, 2019 in the amount of $32.50 per outstanding share of common stock and and cash dividend equivalent payments on options granted under its equity compensation plans, we do not anticipate declaring regular quarterly or annual cash dividends on our common stock or any other equity security in the foreseeable future.
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
General Risks
We face risks related to the current COVID-19 pandemic and other health pandemics, epidemics and outbreaks.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains, and markets. The COVID-19 pandemic has adversely impacted our commercial OEM and commercial aftermarket sales and will continue to do so for an indeterminate length of time. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or cash flows will ultimately be impacted. Because this situation is ongoing and because the duration and severity of the outbreak are unclear, it is difficult to forecast the impact on the Company’s future results. However, we currently expect COVID-19 to have a significant adverse impact on our sales, net income and EBITDA as Defined continuing at least into fiscal 2021 under the assumption that the COVID-19 outbreak will adversely affect our non-defense customers and their demand for our products and services for at least the near term.

The COVID-19 pandemic has also disrupted our operations. The outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. Furthermore, in light of our reduction in workforce to align operations with customer demand caused by the COVID-19 pandemic, we cannot assure that we will be able to rehire our entire workforce once our business has recovered. Certain of our facilities have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future. Furthermore, our acquisition strategy, which is a key element of our overall business strategy, may be impacted by our efforts to maintain the Company’s liquidity position in response to the COVID-19 pandemic. Finally, future public health crises are possible and could involve some or all of the risks described above.
Our commercial business is sensitive to the number of flight hours that our customers’ planes spend aloft, the size and age of the worldwide aircraft fleet and our customers’ profitability. These items are, in turn, affected by general economic and geopolitical and other worldwide conditions.
Our commercial business is directly affected by, among other factors, changes in RPMs, the size and age of the worldwide aircraft fleet, the percentage of the fleet that is out-of-warranty and changes in the profitability of the commercial airline industry. RPMs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in addition to the current COVID-19 pandemic and the adverse impact it has had on the airline industry, past examples in which the airline industry has been negatively affected include downturns in the global economy, higher fuel prices, increased security concerns among airline customers following the events of September 11, 2001, the Severe Acute Respiratory Syndrome (“SARS”) epidemic, and conflicts abroad. Additional examples include future geopolitical or other worldwide events, such as war, terrorist acts, or additional worldwide infectious disease outbreaks.
In addition, global market and economic conditions have been challenging due to turbulence in the U.S. and international markets and economies and have prolonged declines in business and consumer spending. As a result of the substantial reduction in airline traffic resulting from the aforementioned events, the airline industry incurred large losses and financial difficulties. Some carriers have also parked or retired a portion of their fleets and have reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories, and delay refurbishments and discretionary spending. If demand for spare parts decreases, there would be a decrease in demand for certain of our products. An adverse change in demand could impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses which may adversely impact our financial condition and access to capital markets.
U.S. military spending is dependent upon the U.S. defense budget.
The military and defense market is significantly dependent upon government budget trends, particularly the DOD budget. In addition to normal business risks, our supply of products to the U.S. Government is subject to unique risks largely beyond our control. DOD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the presidential election or otherwise, the U.S. Government’s budget deficits, spending priorities (e.g., allocating more spending to combat the effects of the COVID-19 pandemic), the cost of sustaining the U.S. military presence internationally and possible political pressure to reduce U.S. Government military spending, each of which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.
Our stock price may be volatile, and an investment in our common stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the operating performance of the companies issuing the securities. These market fluctuations may negatively affect the market price of our common stock. Shareholders may not be able to sell their shares at or above the purchase price due to fluctuations in the market price of our common stock. Such changes could be caused by changes in our operating performance or prospects, including possible changes due to the cyclical nature of the aerospace industry and other factors such as fluctuations in OEM and aftermarket ordering, which could cause short-term swings in profit margins. Or such changes could be unrelated to our operating performance, such as changes in market conditions affecting the stock market generally or the stocks of aerospace companies or changes in the outlook for our common stock, such as changes to or the confidence in our business strategy, changes to or confidence in our management, or expectations for future growth of the Company. Global health crises such as the current COVID-19 pandemic, with the breadth of its impact worldwide, could also cause significant volatility in the market price.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
TransDigm’s principal owned properties (defined as greater than 20,000 square feet or related to a principal operation) as of September 30, 2020 are as follows:

Location	Reporting Segment	Square Footage
Brea, CA(1)	Airframe	315,000
Stillington, United Kingdom	Airframe	274,800
Montreal, Canada	Airframe	271,700
Miesbach, Germany	Power & Control	242,000
Liberty, SC(1)	Power & Control	219,000
Waco, TX	Power & Control	218,800
Ingolstadt, Germany	Airframe	191,900
Kent, OH(1)	Airframe	185,000
Liverpool, NY	Power & Control	176,800
Bridport, United Kingdom	Airframe	174,700
Union Gap, WA(1)	Airframe	142,000
Coachella, CA(1)	Power & Control	140,000
Phoenix, AZ	Airframe	138,700
Paks, Hungary	Airframe	137,800
Los Angeles, CA	Power & Control	131,000
Kortrijk, Belgium	Airframe	130,000
Bohemia, NY(1)	Power & Control	124,000
Buena Park, CA	Power & Control	115,000
Llangeinor, United Kingdom	Airframe	110,000
Bourges, France	Power & Control	109,400
Westbury, NY	Power & Control	106,800
Hampshire, United Kingdom	Non-aviation	102,000
Kent, WA(1)	Airframe	100,000
Painesville, OH	Power & Control	94,200
Valencia, CA(1)	Airframe	88,400
Letchworth, United Kingdom	Airframe	88,200
Placentia, CA	Airframe	86,600
Addison, IL(1)	Power & Control	83,300
Sarralbe, France	Power & Control	77,900
Herstal, Belgium	Airframe	73,700
Niort, France	Airframe	69,000
Clearwater, FL	Power & Control	64,200
South Euclid, OH	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Branford, CT	Airframe	52,000
Xenia, OH	Airframe	51,000
Avenel, NJ	Power & Control	48,500
Rancho Cucamonga, CA(1)	Power & Control	47,000
Pennsauken, NJ	Airframe	38,000
Ryde, United Kingdom	Power & Control	33,200
Rancho Cucamonga, CA	Airframe	32,700
Melaka, Malaysia	Power & Control	24,800
Deerfield Beach, FL	Non-aviation	20,000

(1)Subject to mortgage liens under our senior secured credit facility, our 6.25% senior secured notes due March 15, 2026 and our 8.00% senior secured notes due December 15, 2025.

TransDigm’s principal leased properties (defined as greater than 20,000 square feet or related to a principal operation) as of September 30, 2020 are as follows:

Location	Reporting Segment	Square Footage
East Camden, AR	Power & Control	276,000
Everett, WA	Airframe	216,000
Nittambuwa, Sri Lanka	Airframe	168,000
Santa Ana, CA	Airframe	159,200
Holmestrand, Norway	Airframe	149,300
Dayton, NV	Airframe	144,000
Tijuana, Mexico	Airframe	141,000
Everett, WA	Airframe	121,000
Whippany, NJ	Power & Control	115,300
Whippany, NJ	Power & Control	114,300
Melbourne, FL	Power & Control	111,200
Farnborough, United Kingdom	Power & Control	103,400
Goldsboro, NC	Power & Control	101,000
Fullerton, CA	Airframe	100,000
Anaheim, CA	Airframe	99,900
Sylmar, CA	Airframe	93,000
Elkhart, IN	Non-aviation	91,500
Davis Junction, IL	Airframe	84,500
Kanata, Canada	Airframe	82,900
Miesbach, Germany	Power & Control	80,800
Kunshan, China	Non-aviation	75,300
Kunshan, China	Airframe	75,000
Camarillo, CA	Power & Control	70,000
Gloucestor, United Kingdom	Airframe	67,800
Tijuana, Mexico	Power & Control	63,500
Matamoros, Mexico	Power & Control	60,500
Tijuana, Mexico	Non-aviation	49,300
Lillington, NC	Power & Control	48,800
Sugar Grove, IL	Airframe	45,000
Zunyi, China	Power & Control	43,000
Harelbeke, Belgium	Airframe	40,500
Tempe, AZ	Power & Control	40,200
Anaheim, CA	Airframe	39,000
Collegeville, PA	Airframe	37,000
Chongqing, China	Airframe	36,300
Rancho Santa Margarita, CA	Airframe	35,200
Ashford, United Kingdom	Power & Control	28,000
London, United Kingdom	Airframe	27,400
Nogales, Mexico	Airframe	27,000
Toulouse, France	Airframe	26,000
Bridgend, United Kingdom	Airframe	24,800
Harrow, United Kingdom	Non-aviation	24,500
Duluth, GA	Airframe	22,800
Ravenna, OH	Airframe	22,500
Platteville, WI	Airframe	21,200
Pennsauken, NJ	Airframe	20,500
Cleveland, OH	Corporate	20,100

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
Holders
As of October 16, 2020, there were 32 stockholders of record of our common stock and approximately 124,000 beneficial stockholders, which includes an estimated number of stockholders who have their shares held in their accounts by banks and brokers.
Dividend Policy
During fiscal 2020, TD Group’s Board of Directors declared a special cash dividend of $32.50 (in December 2019) on each outstanding share of common stock and cash dividend equivalent payments under options granted under its equity compensation plans. During fiscal 2019, TD Group’s Board of Directors declared a special cash dividend of $30.00 (in August 2019) on each outstanding share of common stock and cash dividend equivalent payments under options granted under its equity compensation plans.
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

Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P 500 Index and the S&P Aerospace & Defense Select Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2015, and its relative performance is tracked through September 30, 2020.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransDigm Group Inc., the S&P 500 Index and S&P Aerospace & Defense Select Index

$350
$300
$250
$200
$150
$100
$50
9/30/15
9/30/16
9/30/17
9/30/18
9/30/19
9/30/20
TransDigm Group Inc.
S&P 500 Index
S&P Aerospace & Defense Select Index

*$100 invested on 9/30/15 in stock or index, including reinvestment of dividends.
Copyright 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/30/15	9/30/16	9/30/17	9/30/18	9/30/19	9/30/20
TransDigm Group Inc.	100.00	136.11	142.55	207.60	307.21	296.48
S&P 500 Index	100.00	115.43	136.91	161.43	168.30	193.80
S&P Aerospace & Defense Select Index	100.00	119.68	166.61	210.56	228.84	189.07
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

During March 2020, the Company repurchased 36,900 shares of its common stock at a gross cost of $18.9 million at the weighted average cost of $512.67 under the $650 million stock repurchase plan. No repurchases were made under the program during the fiscal year ended September 30, 2019. As of September 30, 2020, $631.1 million in repurchases are allowable under the program subject to any restrictions specified in the Credit Agreement and Indentures governing the existing Notes.
ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial and other data of TD Group for the fiscal years ended September 30, 2016 to 2020, which have been derived from TD Group’s audited consolidated financial statements.
Separate historical financial information of TransDigm Inc. is not presented since the 6.50% Senior Subordinated Notes issued June 2014 (the “2024 Notes”), the 6.50% Senior Subordinated Notes issued May 2015 (the “2025 Notes”), the 8.00% Secured Notes issued April 2020 (the “2025 Secured Notes”), the 6.375% Senior Subordinated Notes issued June 2016 (the “6.375% 2026 Notes”), the 6.25% Senior Secured Notes issued April 2020 (the “6.25% 2026 New Notes”) and the 6.25% Senior Secured Notes issued January 2019 (collectively, with the 6.25% 2026 New Notes, referred to herein as the “2026 Secured Notes”), the 7.50% Senior Subordinated Notes issued February 2019 (the “7.50% 2027 Notes”) and the 5.50% Senior Subordinated Notes issued November 2019 (the “5.50% 2027 Notes”) are fully and unconditionally guaranteed on a senior subordinated or senior secured basis, as defined in the respective Indenture, by TD Group, TransDigm UK Holding plc (“TransDigm UK”) and all of TransDigm Inc.’s Domestic Restricted Subsidiaries and because TD Group has no significant operations or assets separate from its investment in TransDigm Inc.
Separate financial information of TransDigm UK is not presented because TransDigm UK’s 6.875% Senior Subordinated Notes issued in May 2018 (the “6.875% 2026 Notes”) are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm Inc., and all of TransDigm Inc.’s Domestic Restricted Subsidiaries.
Acquisitions of businesses completed by TD Group during the last five fiscal years are as follows:

Date	Acquisition
January 4, 2016	Breeze-Eastern Corporation (“Breeze-Eastern”)
June 23, 2016	Data Device Corporation (“DDC”)
September 23, 2016	Young & Franklin Inc. / Tactair Fluid Controls Inc. (“Y&F/Tactair”)
February 22, 2017	Schroth Safety Products Group (“Schroth”)(1)
May 5, 2017, May 31, 2017 and June 1, 2017	North Hills Signal Processing Corp, Cablecraft Motion Controls LLC and Preece Incorporated (together, the “Third Quarter 2017 Acquisitions”)
March 15, 2018	Kirkhill Elastomers (“Kirkhill”)
April 24, 2018 et al.	Extant Components Group Holdings, Inc. (together with related subsequent product line acquisitions, “Extant”)
July 13, 2018	Skandia Inc. (“Skandia”)
March 14, 2019	Esterline Technologies Corporation (“Esterline”)(2)

(1)In connection with the settlement of a Department of Justice investigation into the competitive effects of the Schroth acquisition, the Company committed to dispose of the Schroth business during the fourth quarter of 2017. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61 million, which included a working capital adjustment of $0.3 million that was paid in July 2018.
(2) On September 20, 2019, TransDigm completed the divestiture of its Esterline Interface Technology (“EIT”) group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million. EIT was acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation. The results of operations of EIT are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired.
Additionally, on December 20, 2019, TransDigm completed the divestiture of Souriau SAS, Souriau USA Inc. and Sunbank Family of Companies LLC (collectively, “Souriau-Sunbank”) to Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was classified as held-for-sale beginning September 30, 2019. The results of operations of Souriau-Sunbank are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired.
Further disclosure related to Schroth, EIT and Souriau-Sunbank’s discontinued operations is included within Note 23, “Discontinued Operations,” in the notes to the consolidated financial statements included herein.

All of the acquisitions were accounted for using the acquisition method. The results of operations of the acquired businesses are included in TD Group’s consolidated financial statements from the effective date of each acquisition.
The information presented below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included elsewhere herein.

	Fiscal Years Ended September 30,
	2020	2019	2018	2017	2016
	(in millions, except per share amounts )
Statement of Income Data:
Net sales	$5,103	$5,223	$3,811	$3,504	$3,171
Gross profit(1)	2,647	2,809	2,177	1,985	1,728
Selling and administrative expenses	727	748	450	413	383
Amortization of intangible assets	169	135	72	89	78
Income from operations(1)	1,751	1,926	1,655	1,483	1,267
Interest expense—net	1,029	859	663	602	484
Refinancing costs	28	3	6	40	16
Other (income) expense(2)	(46)	1	—	3	(1)
Income from continuing operations before income taxes	740	1,063	986	838	768
Income tax provision(3)	87	222	24	209	182
Income from continuing operations	653	841	962	629	586
Income (Loss) from discontinued operations, net of tax(4)	47	51	(5)	(32)	—
Net income	700	892	957	597	586
Less: Net income attributable to noncontrolling interests	(1)	(2)	—	—	—
Net income attributable to TD Group	$699	$890	$957	$597	$586
Net income applicable to TD Group common stockholders(5)	$514	$779	$901	$438	$583
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	53.9	53.1	52.3	52.6	53.3
Vested options deemed participating securities	3.4	3.2	3.3	3.0	2.8
Total shares for basic and diluted earnings per share	57.3	56.3	55.6	55.6	56.1
Earnings per share:
Earnings per share from continuing operations—basic and diluted	$8.14	$12.94	$16.28	$8.45	$10.39
Earnings (Loss) per share from discontinued operations—basic and diluted	0.82	0.90	(0.08)	(0.57)	—
Earnings per share(6)	$8.96	$13.84	$16.20	$7.88	$10.39
Cash dividends paid per common share	$32.50	$30.00	$—	$46.00	$—

	As of September 30,
	2020	2019	2018	2017	2016
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$4,717	$1,467	$2,073	$651	$1,587
Working capital	5,344	3,327	2,757	1,263	2,178
Total assets	18,395	16,255	12,197	9,976	10,726
Total net debt	20,009	16,899	12,878	11,763	10,196
TD Group stockholders’ deficit	(3,972)	(2,894)	(1,808)	(2,951)	(651)

(1)Gross profit and income from operations include the effect of charges relating to purchase accounting adjustments to inventory associated with the acquisition of businesses for the fiscal years ended September 30, 2020, 2019, 2018, 2017 and 2016 of $0, $77, $7, $21 and $23, respectively.
(2)Other income for the fiscal year ended September 30, 2020 primarily relates to proceeds or proceeds receivable from business interruption insurance settlements and non-service related components of net periodic benefit costs on the Company’s defined benefit pension plans. Fiscal years 2019 through 2016 represent the non-service related components of net periodic benefit costs on the Company’s defined benefit pension plans.
(3)Income tax expense as a percentage of income before income taxes was approximately 11.7%, 20.9%, 2.4%, 24.9% and 23.7%, respectively, for the fiscal years ended September 30, 2020, 2019, 2018, 2017 and 2016. Fiscal 2020 income tax expense was impacted by the enactment of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020 in response to the COVID-19 pandemic. The most significant impact of the CARES Act for the Company is an increase of the IRC 163(j) interest disallowance limitations from 30% to 50% of adjusted taxable income which allows the Company to deduct additional interest expense for fiscal years 2020 and 2021. Fiscal 2018 income tax expense was impacted by the enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings from certain foreign subsidiaries that were previously deferred as well as other changes.
(4)The fiscal 2020 results include the results of operations of Souriau-Sunbank prior to disposition and the related gain on sale upon disposition (divested in December 2019). The fiscal 2019 results include the results of operations of EIT and Souriau-Sunbank and the gain on sale related to EIT (divested in September 2019). The fiscal 2018 and 2017 results include the divestiture of Schroth (divested in January 2018). Refer to Note 23, “Discontinued Operations,” in the notes to the consolidated financial statements included herein for further information.
(5)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends and dividend equivalent payments. Special dividends and dividend equivalent payments for the fiscal years ended September 30, 2020, 2019, 2018, 2017 and 2016 were $185, $111, $56, $159 and $3, respectively.
(6)Earnings per share is calculated by dividing net income applicable to TD Group common stockholders by the basic and diluted weighted average common shares outstanding.
Non-GAAP Financial Measures
We present below certain financial information based on our EBITDA and EBITDA As Defined. References to “EBITDA” mean earnings before interest, taxes, depreciation and amortization, and references to “EBITDA As Defined” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of income from continuing operations to EBITDA and EBITDA As Defined and the reconciliations of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below.
Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under accounting principles generally accepted in the United States of America (“U.S. GAAP”). We present EBITDA and EBITDA As Defined because we believe they are useful indicators for evaluating operating performance and liquidity.
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
Although we use EBITDA and EBITDA As Defined as measures to assess the performance of our business and for the other purposes set forth above, the use of these non-GAAP financial measures as analytical tools has limitations, and you should not consider any of them in isolation, or as a substitute for analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:
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
Because of these limitations, EBITDA and EBITDA As Defined should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA or EBITDA As Defined in isolation and specifically by using other U.S. GAAP measures, such as net income, net sales and operating profit, to measure our operating performance. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under U.S. GAAP, and neither should be considered as an alternative to net income or cash flow from operations determined in accordance with U.S. GAAP. Our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

	Fiscal Years Ended September 30,
	2020	2019	2018	2017	2016
	(in millions)
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$1,213	$1,015	$1,022	$789	$683
Investing activities(1)	799	(3,889)	(684)	(287)	(1,443)
Financing activities	1,230	2,271	1,086	(1,444)	1,632
Depreciation and amortization	283	226	129	141	122
Capital expenditures	105	102	73	71	44
Ratio of earnings to fixed charges(2)	1.7x	2.2x	2.5x	2.4x	2.6x
Other Data:
EBITDA(3)	$2,052	$2,148	$1,778	$1,581	$1,374
EBITDA As Defined(3)	$2,278	$2,419	$1,877	$1,711	$1,495

(1)The $799 million net inflow from investing activities in fiscal 2020 is attributable to the net proceeds of approximately $904 million received in the Souriau-Sunbank divestiture (net of cash transferred with the divested entities).
(2)For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, original issue discount and premium and the “interest component” of rental expense.
(3)EBITDA represents earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA As Defined represents EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliation of income from continuing operations to EBITDA and EBITDA As Defined and the reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below. See “Non-GAAP Financial Measures” for additional information and limitations regarding these non-GAAP financial measures.

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2020	2019	2018	2017	2016
	(in millions)
Income from continuing operations	$653	$841	$962	$629	$586
Adjustments:
Depreciation and amortization expense	283	226	129	141	122
Interest expense, net	1,029	859	663	602	484
Income tax provision	87	222	24	209	182
EBITDA	2,052	2,148	1,778	1,581	1,374
Adjustments:
Inventory purchase accounting adjustments(1)	—	77	7	21	23
Acquisition integration costs(2)	30	61	18	6	19
Acquisition transaction-related expenses(3)	1	31	4	4	15
Stock compensation expense(4)	93	93	59	46	48
Refinancing costs(5)	28	3	6	40	16
COVID-19 pandemic & 737 MAX restructuring costs(6)	54	—	—	—	—
Other, net(7)	20	6	5	13	—
EBITDA As Defined	$2,278	$2,419	$1,877	$1,711	$1,495

(1)Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses; and valuation costs that are required to be expensed as incurred.
(4)Represents the compensation expense recognized by TD Group under our stock incentive plans.
(5)Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.
(6)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic ($46 million) and 737 MAX production rate changes ($3 million). These were costs related to the Company's actions to reduce its workforce to align with customer demand. This also includes $5 million of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.).
(7)Primarily represents foreign currency transaction gains or losses, payroll withholding taxes on dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gains or losses on the sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined:

	Fiscal Years Ended September 30,
	2020	2019	2018	2017	2016
	(in millions)
Net cash provided by operating activities	$1,213	$1,015	$1,022	$789	$683
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(99)	176	4	87	111
Interest expense, net(1)	996	831	641	581	468
Income tax provision—current	63	222	175	210	176
Stock compensation expense(2)	(93)	(93)	(58)	(46)	(48)
Refinancing costs(3)	(28)	(3)	(6)	(40)	(16)
EBITDA	2,052	2,148	1,778	1,581	1,374
Adjustments:
Inventory purchase accounting adjustments(4)	—	77	7	21	23
Acquisition integration costs(5)	30	61	18	6	19
Acquisition transaction-related expenses(6)	1	31	4	4	15
Stock compensation expense(2)	93	93	59	46	48
Refinancing costs(3)	28	3	6	40	16
COVID-19 pandemic & 737 MAX restructuring costs(7)	54	—	—	—	—
Other, net(8)	20	6	5	13	—
EBITDA As Defined	$2,278	$2,419	$1,877	$1,711	$1,495

(1)Represents interest expense excluding the amortization of debt issuance costs, original issue discount and premium.
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
(7)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic ($46 million) and 737 MAX production rate changes ($3 million). These were costs related to the Company's actions to reduce its workforce to align with customer demand. This also includes $5 million of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.).
(8)Primarily represents foreign currency transaction gains or losses, payroll withholding taxes on dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gains or losses on the sale of fixed assets.

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
Overview
For fiscal year 2020, we generated net sales of $5,103 million, gross profit of $2,647 million or 51.9% of sales, and net income attributable to TD Group of $699 million. While the COVID-19 pandemic has significantly impacted our operations in the short-term, we believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long term.
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
Diversified Revenue Base. We believe that our diversified revenue base reduces our dependence on any particular product, platform or market channel and has been a significant factor in maintaining our financial performance. Our products are installed on almost all of the major commercial aircraft platforms now in production. We expect to continue to develop new products for military and commercial applications. As a result of the COVID-19 pandemic, many of our businesses have taken the opportunity to explore new business opportunities by working on developing highly engineered solutions for emerging needs arising from the pandemic. Product solutions currently being explored include anti-viral or antimicrobial technology, air purification, and touchless technologies, among others.
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
Value-Driven Operating Strategy. Our three core value drivers are:
•Obtaining Profitable New Business. We attempt to obtain profitable new business by using our technical expertise and application skill and our detailed knowledge of our customer base and the individual niche markets in which we operate. We have regularly been successful in identifying and developing both aftermarket and OEM products to drive our growth.
•Improving Our Cost Structure. We are committed to maintaining and continuously improving our lean cost structure through detailed attention to the cost of each of the products that we offer and our organizational structure, with a focus on reducing the cost of each.
•Providing Highly Engineered Value-Added Products to Customers. We focus on the engineering, manufacturing and marketing of a broad range of highly engineered niche products that we believe provide value to our customers. We believe we have been consistently successful in communicating to our customers the value of our products. This has generally enabled us to price our products to fairly reflect the value we provide and the resources required to do so.

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired approximately 85 businesses and product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume.
Acquisitions and divestitures during the most recent three fiscal years are more fully described in Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic caused a significant adverse impact on our sales, net income and EBITDA as Defined for fiscal 2020 and is expected to continue to do so into fiscal 2021. This is under the assumption that the COVID-19 pandemic will continue to adversely impact customer demand for all market channels, with commercial OEM and commercial aftermarket being the most adversely impacted due to the pandemic's impact on air travel worldwide. The defense market channel is also impacted to a lesser extent due to certain supply chain disruptions as well as the "stay at home" orders, quarantines, etc. impacting the government procurement workforce which has slowed production and/or orders. Also, government funding reprioritization such as shifting funds to efforts to combat the impact of the pandemic provides for uncertainty. The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Longer term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results. As a result of the COVID-19 pandemic, many of our businesses have taken the opportunity to explore new business opportunities by working on developing highly engineered solutions for emerging needs arising from the pandemic. Product solutions currently being explored include anti-viral or antimicrobial technology, air purification, and touchless technologies, among others.
The Company took immediate and aggressive action to minimize the spread of COVID-19 in our workplaces and reduce costs. Since the early days of the pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally. Some of the actions implemented included: flexible work-from-home scheduling; alternate shift schedules; pre-shift temperature screenings, where allowed by law; social distancing; appropriate personal protective equipment; facility deep cleaning; and paid quarantine time for impacted employees. Material actions to reduce costs included: (1) reducing its workforce to align operations with customer demand; (2) implementing unpaid furloughs and salary reductions; and (3) delaying non-essential capital projects and minimizing discretionary spending.
For the fiscal year ended September 30, 2020, COVID-19 restructuring costs incurred were approximately $46 million, of which $37 million was recorded in cost of sales and $9 million was recorded in selling and administrative expenses. These were costs related to the Company's actions to reduce its workforce to align with customer demand. Additionally, the Company incurred approximately $5 million in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.).
As of September 30, 2020, the restructuring accrual associated with the costs incurred in response to the COVID-19 pandemic was approximately $13 million. The Company expects to incur and pay additional restructuring costs during fiscal 2021 related to the COVID-19 pandemic though at a reduced level in comparison to fiscal 2020. The Company continues to analyze its cost structure and may implement additional cost reduction measures as necessary due to the ongoing business challenges resulting from the COVID-19 pandemic.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which often requires the judgment of management in the selection and application of certain accounting principles and methods. Management believes that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.
Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional significant accounting policies, see Note 3, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included herein.

Revenue Recognition: Revenue is recognized from the sale of products when control transfers to the customer, which is demonstrated by our right to payment, a transfer of title, a transfer of the risk and rewards of ownership, or the customer acceptance, but most frequently upon shipment where the customer obtains physical possession of the goods. The majority of the Company's revenue is recorded at a point in time. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Sales for service contracts generally are recognized as the services are provided. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes based on the standalone selling price of each performance obligation. The primary method used to estimate a standalone selling price is the price observed in standalone sales to customers for the same product or service. We consider the contractual consideration payable by the customer and assesses variable consideration that may affect the total transaction price. Variable consideration is included in the estimated transaction price when there is a basis to reasonably estimate the amount, including whether the estimate should be constrained in order to avoid a significant reversal of revenue in a future period. These estimates are based on historical experience, anticipated performance under the terms of the contract and our best judgment at the time.
Inventories: Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process. Because the Company sells products that are installed on airframes that can be in-service for 25 or more years, it must keep a supply of such products on hand while the airframes are in use. Where management estimated that the net realizable value was below cost or determined that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value was made by recording a provision included in cost of sales. Although management believes that the Company’s estimates of excess and obsolete inventory are reasonable, actual results may differ materially from the estimates and additional provisions may be required in the future. In addition, in accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year. Historically, changes in estimates in the net realizable value of inventories have not been significant.
Goodwill and Other Intangible Assets: In accordance with ASC 805, “Business Combinations,” the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates, discount rates, customer attrition rates, royalty rates, asset lives and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition.
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
U.S. GAAP requires that the annual, and any interim, impairment assessment be performed at the reporting unit level. The reporting unit level is one level below an operating segment. Substantially all goodwill was determined and recognized for each reporting unit pursuant to the accounting for the merger or acquisition as of the date of each transaction. With respect to acquisitions integrated into an existing reporting unit, any acquired goodwill is combined with the goodwill of the reporting unit.

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
Management, considering industry and company-specific historical and projected data, develops growth rates, sales projections and cash flow projections for each reporting unit. Terminal value rate determination follows a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.
Given the adverse global economic and market conditions attributable to the COVID-19 pandemic, particularly as it pertains to the commercial sector of the aerospace and defense industry, the Company determined that an interim impairment evaluation of goodwill and indefinite-lived intangible assets was necessary as of March 28, 2020 for certain reporting units in which it was concluded a potential impairment existed. For the identified reporting units, a Step 1 impairment test was performed using an income approach based on management’s determination of the prospective financial information with consideration taken of the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. Management also included projected declines and subsequent recovery in commercial OEM and aftermarket as a percentage of sales based on available industry data. The Company utilized a third party valuation firm to assist in the determination of the WACC. The results of this test indicated the fair value exceeded carrying value for all reporting units tested.
The Company had 49 reporting units with goodwill as of the first day of the fourth quarter of fiscal 2020, the date of the annual impairment test. Based on its initial qualitative assessment over each of the reporting units, the Company identified 19 reporting units to test for impairment using Step 1 of the quantitative test. The estimated fair value of each of these reporting units was in excess of its respective carrying value, and therefore, no goodwill impairment was recorded. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, all of the reporting units would continue to have fair values in excess of their respective carrying values.
Management tests indefinite-lived intangible assets for impairment at the asset level, as determined by appropriate asset valuation at the time of acquisition. The impairment test for indefinite-lived intangible assets consists of a comparison between the estimated fair values and carrying values. If the carrying amounts of intangible assets that have indefinite useful lives exceed their estimated fair values, an impairment loss will be recognized in an amount equal to the difference. Management utilizes the royalty savings valuation method to determine the estimated fair value for each indefinite-lived intangible asset. In this method, management estimates the royalty savings arising from the ownership of the intangible asset. The key assumptions used in estimating the royalty savings for impairment testing include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates used are similar to the rates developed by the WACC methodology considering any differences in company-specific risk factors between reporting units and the indefinite-lived intangible assets. Royalty rates are established by management with the advice of valuation experts. Management, considering industry and company-specific historical and projected data, develops growth rates and sales projections for each significant intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.
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

Stock-Based Compensation: The cost of the Company’s stock-based compensation is recorded in accordance with ASC 718, “Stock Compensation.” The Company uses a Black-Scholes pricing model to estimate the grant-date fair value of the stock options awarded. The Black-Scholes pricing model requires assumptions regarding the expected volatility of the Company’s common shares, the risk-free interest rate, the expected life of the stock options award and the Company’s dividend yield. The Company utilizes historical data in determining the assumptions. An increase or decrease in the assumptions or economic events outside of management’s control could have an impact on the Black-Scholes pricing model. The Company estimates stock option forfeitures based on historical data. The total number of stock options expected to vest is adjusted by actual and estimated forfeitures. Changes to the actual and estimated forfeitures will result in a cumulative adjustment in the period of change. The Company also evaluates any subsequent changes to the respective option holders terms under the modification rules of ASC 718. If determined to be a modification, the Black-Scholes pricing model is updated as of the date of the modification resulting in a cumulative catch up to expense.
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
Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions):

	Fiscal Years Ended September 30,
	2020	2020 % of Sales	2019	2019 % of Sales	2018	2018 % of Sales
Net sales	$5,103	100.0%	$5,223	100.0%	$3,811	100.0%
Cost of sales	2,456	48.1%	2,414	46.2%	1,634	42.9%
Selling and administrative expenses	727	14.2%	748	14.3%	450	11.8%
Amortization of intangible assets	169	3.3%	135	2.6%	72	1.9%
Income from operations	1,751	34.3%	1,926	36.9%	1,655	43.4%
Interest expense—net	1,029	20.2%	859	16.4%	663	17.4%
Refinancing costs	28	0.5%	3	0.1%	6	0.2%
Other (income) expense	(46)	(0.9)%	1	—%	—	—%
Income tax provision	87	1.7%	222	4.3%	24	0.6%
Income from continuing operations	653	12.8%	841	16.1%	962	25.2%
Income (Loss) from discontinued operations, net of tax	47	0.9%	51	1.0%	(5)	(0.1)%
Net income	700	13.7%	892	17.1%	957	25.1%
Less: Net income attributable to noncontrolling interests	(1)	—%	(2)	—%	—	—%
Net income attributable to TD Group	$699	13.7%	$890	17.0%	$957	25.1%
Fiscal year ended September 30, 2020 compared with fiscal year ended September 30, 2019
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2020 and 2019 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change Total Sales
	September 30, 2020	September 30, 2019
Organic sales	$4,404	$5,127	$(723)	(13.8)%
Acquisition sales	699	96	603	11.5%
	$5,103	$5,223	$(120)	(2.3)%
The decrease in organic sales for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 is primarily related to decreases in commercial aftermarket sales ($410 million, a decrease of 25.7%), commercial OEM sales ($355 million, a decrease of 24.5%) and other non-aerospace sales ($9 million, a decrease of 3.4%); partially offset by an increase in defense sales ($49 million, an increase of 2.5%).

The decreases in the commercial aftermarket and commercial OEM markets are attributable to the adverse impact that the COVID-19 pandemic had on customer demand beginning in March 2020 due to the pandemic's impact on air travel demand worldwide. Commercial OEM sales were also adversely impacted by the 737 MAX production slowdown. The increase in defense sales is primarily attributable to sales growth in the Power & Control segment ($59 million).
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their respective acquisition date. The acquisition sales in the table above were attributable to the sales recorded by the Esterline businesses.
•Cost of Sales and Gross Profit. Cost of sales increased by $42 million, or 1.7%, to $2,456 million for the fiscal year ended September 30, 2020 compared to $2,414 million for the fiscal year ended September 30, 2019. Cost of sales and the related percentage of total sales for the fiscal years ended September 30, 2020 and 2019 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2020	September 30, 2019
Cost of sales—excluding costs below	$2,414	$2,358	$56	2.4%
% of total sales	47.3%	45.1%
COVID-19 restructuring costs	37	—	37	100.0%
% of total sales	0.7%	—%
Foreign currency loss (gain)	22	(5)	27	540.0%
% of total sales	0.4%	(0.1)%
Acquisition integration costs	10	13	(3)	(23.1)%
% of total sales	0.2%	0.2%
Stock compensation expense	9	9	—	—%
% of total sales	0.2%	0.2%
Inventory acquisition accounting adjustments	—	77	(77)	(100.0)%
% of total sales	—%	1.5%
Loss contract amortization	(36)	(38)	2	5.3%
% of total sales	(0.7)%	(0.7)%
Total cost of sales	$2,456	$2,414	$42	1.7%
% of total sales	48.1%	46.2%
Gross profit	$2,647	$2,809	$(162)	(5.8)%
Gross profit percentage	51.9%	53.8%
The increase in the dollar amount of cost of sales during the fiscal year ended September 30, 2020 was primarily due to a full fiscal year of ownership of the Esterline businesses in fiscal 2020 (compared to approximately 6.5 months of ownership in fiscal 2019) in addition to the other factors summarized above.
Gross profit as a percentage of sales decreased by 1.9 percentage points to 51.9% for the fiscal year ended September 30, 2020 from 53.8% for the fiscal year ended September 30, 2019. The decrease in the gross profit percentage is primarily driven by the sales mix, specifically, lower commercial aftermarket sales, the dilutive effect a full year of Esterline sales have on the gross profit percentage (as integration activities associated with the three core value drivers continued into fiscal 2020), COVID-19 restructuring charges and foreign currency losses, partially offset by a reduction in inventory acquisition accounting adjustments. Also, fixed overhead costs incurred were spread over a lower production volume resulting in an adverse impact to gross profit during the second half of fiscal 2020.

•Selling and Administrative Expenses. Selling and administrative expenses decreased by $21 million to $727 million, or 14.2% of sales, for the fiscal year ended September 30, 2020 from $748 million, or 14.3% of sales, for the comparable period in the prior year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2020 and 2019 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2020	September 30, 2019
Selling and administrative expenses—excluding costs below	$592	$579	$13.0	2.2%
% of total sales	11.6%	11.1%
Stock compensation expense	84	84	—	—%
% of total sales	1.6%	1.6%
Bad debt expense	21	6	15	250.0%
% of total sales	0.4%	0.1%
Acquisition-related expenses	21	79	(58)	(73.4)%
% of total sales	0.4%	1.5%
COVID-19 restructuring costs	9	—	9	100.0%
% of total sales	0.2%	—%
Total selling and administrative expenses	$727	$748	$(21)	(2.8)%
% of total sales	14.2%	14.3%
The decrease in total selling and administrative expenses during the fiscal year ended September 30, 2020 is primarily due to lower acquisition-related expenses and cost mitigation measures enacted during the second half of fiscal 2020 in response to the COVID-19 pandemic. The material cost mitigation measures enacted beginning in the third quarter of fiscal 2020 are described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic," in the notes to the consolidated financial statements included herein. Partially offsetting the decrease in selling and administrative expenses is an increase in selling and administrative expenses as a result of a full fiscal year of ownership of the Esterline businesses in fiscal 2020 (compared to approximately 6.5 months of ownership in fiscal 2019).
•Amortization of Intangible Assets. Amortization of intangible assets was $169 million for the fiscal year ended September 30, 2020 compared to $135 million for the fiscal year ended September 30, 2019. The increase in amortization expense of $34 million was primarily due to the amortization expense on the definite-lived intangible assets recorded in connection with the fiscal 2019 acquisition of Esterline.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees, slightly offset by interest income. Interest expense-net increased $170 million, or 19.8%, to $1,029 million for the fiscal year ended September 30, 2020 from $859 million for the comparable period in the prior year. The increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $19.1 billion for the fiscal year ended September 30, 2020 compared to approximately $15.5 billion for the fiscal year ended September 30, 2019. The increase in the weighted average level of borrowings was primarily due to the activity in the second quarter of fiscal 2019 consisting of the issuance of $4.0 billion in 2026 Secured Notes and the issuance of $550 million in 7.50% 2027 Notes and the activity in fiscal 2020 consisting of the issuance of $2.65 billion in 5.50% 2027 Notes, $1.1 billion in 2025 Secured Notes, $400 million in 6.25% 2026 New Notes and a $200 million draw on the revolving credit facility. The increases in new debt described above were slightly offset by the redemptions of $550 million in 5.50% Senior Subordinated Notes (the “2020 Notes”) in the second quarter of fiscal 2019 and $1.15 billion in 6.00% Senior Subordinated Notes (the “2022 Notes”) in the first quarter of fiscal 2020. The weighted average interest rate for cash interest payments on total borrowings outstanding for the period ended September 30, 2020 was 5.22%.
•Refinancing Costs. Refinancing costs of $28 million were recorded for the fiscal year ended September 30, 2020 and primarily related to fees incurred on the early redemption of the 2022 Notes in the first quarter of fiscal 2020. Refinancing costs of $3 million were recorded for the fiscal year ended September 30, 2019 and primarily related to the debt financing activities that occurred in the second quarter of fiscal 2019.
•Other Income. Other income of $46 million was recorded for the fiscal year ended September 30, 2020 and primarily relates to proceeds or proceeds receivable from business interruption insurance settlements and non-service related components of net periodic benefit costs on the Company's defined benefit pension plans.

•Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 11.7% for the fiscal year ended September 30, 2020 compared to 20.9% for the fiscal year ended September 30, 2019. The Company’s lower effective tax rate for the fiscal year ended September 30, 2020 was primarily due to incrementally higher excess tax benefits related to stock-based compensation along with an increase of the IRC 163(j) interest disallowance limitations from 30% to 50% of adjusted taxable income as modified by the CARES Act.
•Income from Discontinued Operations. Discontinued operations for the fiscal year ended September 30, 2020 include the results of the operations of Souriau-Sunbank. Discontinued operations for the fiscal year ended September 30, 2019 include the results of the operations of Souriau-Sunbank and the EIT group of businesses. Both businesses were acquired by TransDigm as part of its acquisition of Esterline in March 2019. On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton for approximately $920 million. On September 20, 2019, TransDigm completed the divestiture of EIT to an affiliate of KPS Capital Partners, LP for approximately $190 million. Income from discontinued operations for the fiscal year ended September 30, 2020 was $47 million and included $7 million from Souriau-Sunbank's operations and a gain on the sale of Souriau-Sunbank, net of tax, of $40 million. Income from discontinued operations for the fiscal year ended September 30, 2019 was $51 million and included $13 million from the results of operations of Souriau-Sunbank and the EIT group of businesses and a gain on the sale of the EIT group of businesses, net of tax, of $38 million.
•Net Income Attributable to TD Group. Net income attributable to TD Group decreased $191 million, or 21.5%, to $699 million for the fiscal year ended September 30, 2020 compared to net income attributable to TD Group of $890 million for the fiscal year ended September 30, 2019, primarily as a result of the factors referred to above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations and discontinued operations were $8.14 and $0.82, respectively, for the fiscal year ended September 30, 2020. For the fiscal year ended September 30, 2019, basic and diluted earnings per share from continuing operations and discontinued operations were $12.94 and $0.90, respectively. Net income attributable to TD Group for the fiscal year ended September 30, 2020 of $699 million was decreased by dividend equivalent payments of $185 million, or $3.22 per share, resulting in net income applicable to TD Group common stockholders of $514 million, or $8.96 per share. Net income attributable to TD Group for the fiscal year ended September 30, 2019 of $890 million was decreased by dividend equivalent payments of $111 million, or $1.97 per share, resulting in net income applicable to TD Group common stockholders of $779 million, or $13.84 per share. The decrease of $4.88 per share is a result of the factors referred to above.
Business Segments
•Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2020 and 2019 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2020	% of Sales	2019	% of Sales
Power & Control	$2,695	52.8%	$2,736	52.4%	$(41)	(1.5)%
Airframe	2,253	44.2%	2,329	44.6%	(76)	(3.3)%
Non-aviation	155	3.0%	158	3.0%	(3)	(1.9)%
	$5,103	100.0%	$5,223	100.0%	$(120)	(2.3)%
Organic sales for the Power & Control segment decreased $237 million, a decrease of 8.7%, for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019. The organic sales decrease resulted primarily from decreases in commercial aftermarket sales ($157 million, a decrease of 21.0%) and commercial OEM sales ($145 million, a decrease of 23.0%); partially offset by an increase in defense sales ($59 million, an increase of 4.6%). The decreases in organic commercial OEM and aftermarket sales are attributable to the COVID-19 pandemic. The decrease in organic commercial OEM sales is also attributable to the Boeing 737 MAX production slowdown. Partially offsetting the decrease in organic sales is an increase in acquisition sales of $196 million, an increase of 7.2%, as a result of the Esterline acquisition.
Organic sales for the Airframe segment decreased $476 million, a decrease of 20.5%, for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019. The organic sales decrease resulted primarily from decreases in commercial aftermarket sales ($253 million, a decrease of 29.8%), commercial OEM sales ($213 million, a decrease of 26.5%) and defense sales ($8 million, a decrease of 1.3%). The decreases in organic commercial OEM and aftermarket sales are attributable to the COVID-19 pandemic. Partially offsetting the decrease in organic sales is an increase in acquisition sales of $400 million, an increase of 17.2%, as a result of the Esterline acquisition.

Organic sales for the Non-aviation segment decreased by $10 million, a decrease of 6.3%, for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019. Partially offsetting the decrease in organic sales is an increase in acquisition sales of $7 million, an increase of 4.4%, as a result of the Esterline acquisition.
•EBITDA As Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2020 and 2019 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2020	% of Segment Sales	2019	% of Segment Sales
Power & Control	$1,345	49.9%	$1,395	51.0%	$(50)	(3.6)%
Airframe	955	42.4%	1,063	45.6%	(108)	(10.2)%
Non-aviation	54	34.8%	51	32.3%	3	5.9%
	$2,354	46.1%	$2,509	48.0%	$(155)	(6.2)%
Organic EBITDA As Defined for the Power & Control segment decreased approximately $105 million, a decrease of 7.5%, primarily as a result of lower sales volume in the commercial OEM and commercial aftermarket market channels as a result of the COVID-19 pandemic. Partially offsetting the decrease in organic EBITDA As Defined is acquisition EBITDA As Defined of Esterline of $55 million, an increase of 3.9%, for the Power & Control segment.
Organic EBITDA As Defined for the Airframe segment decreased approximately $261 million, a decrease of 24.6%, primarily as a result of lower sales volume in the commercial OEM and commercial aftermarket market channels as a result of the COVID-19 pandemic. Partially offsetting the decrease in organic EBITDA As Defined is acquisition EBITDA As Defined of Esterline of $153 million, an increase of 14.4%, for the Airframe segment.
Organic EBITDA As Defined for the Non-aviation segment increased approximately $2 million, an increase of 3.9%. Acquisition EBITDA As Defined from the acquisition of Esterline increased approximately $1 million, an increase of 2.0%, for the Non-aviation segment.
Fiscal year ended September 30, 2019 compared with fiscal year ended September 30, 2018
For our results of operations for fiscal 2019 compared with fiscal 2018, refer to the discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Form 10-K for the fiscal year ended September 30, 2019, as filed with the Securities and Exchange Commission on November 19, 2019.
Backlog
For information about our backlog, see Item 1. “Business.”
Foreign Operations
Our direct sales to foreign customers were approximately $1,696 million, $1,778 million, and $1,355 million for the fiscal years 2020, 2019 and 2018, respectively. Sales to foreign customers are subject to numerous additional risks, including the COVID-19 pandemic, foreign currency fluctuations, the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other action that would have a direct or indirect adverse impact on the business or market opportunities of the Company within such governments’ countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the U.S. will be favorable to our operations and growth strategy.
Inflation
Many of the Company’s raw materials and operating expenses are sensitive to the effects of inflation, which could result in changing operating costs. Furthermore, recently implemented changes to the U.S. and other countries’ tariff and import/export regulations may have an unfavorable impact on raw materials pricing. The effects of inflation on the Company’s businesses during the fiscal years 2020, 2019 and 2018 were immaterial.

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
The COVID-19 pandemic has caused a significant adverse impact on our sales, net income and EBITDA as Defined for the fiscal year ended September 30, 2020 and is expected to continue to do so into fiscal 2021. This is under the assumption that the COVID-19 pandemic will continue to adversely impact customer demand for all market channels with commercial OEM and commercial aftermarket being the most adversely impacted due to the pandemic's impact on air travel worldwide. The defense market channel is also impacted to a lesser extent due to certain supply chain disruptions as well as the "stay at home" orders, quarantines, etc. impacting the government procurement workforce which has slowed production and/or orders. Also, government funding reprioritization such as shifting funds to efforts to combat the impact of the pandemic provides for uncertainty. The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Longer term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results.
The Company is actively managing the business to maintain cash flow, including the cost mitigation efforts described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic," in the notes to the consolidated financial statements included herein in response to the COVID-19 pandemic and is continuing to focus on the application of its three core value-driven operating strategies (obtaining profitable new business, continually improving its cost structure and providing highly engineered value-added products to customers).
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
In March 2020, the Company drew $200 million on its revolving credit facility to increase the Company's liquidity as a precautionary response to macroeconomic conditions caused by the COVID-19 pandemic. Also, in further action to increase the Company's liquidity, the Company executed two notes offerings in April 2020 in which the proceeds received are for general Corporate purposes. On April 8, 2020, the Company entered into a purchase agreement in connection with a private offering of $1,100 million in aggregate principal amount of 8.00% Senior Secured Notes due 2025 at an issue price of 100% of the principal amount. On April 17, 2020, the Company entered into a purchase agreement in connection with a private offering of $400 million in aggregate principal amount of 6.25% Senior Secured Notes due 2026 at an issue price of 101% of the principal amount.
As of September 30, 2020, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of September 30, 2020
Cash and cash equivalents	$4,717
Availability on revolving credit facility	521
Cash liquidity	$5,238

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
As a result of the debt financing transactions completed during the fiscal year ended September 30, 2020 as described in Note 12, “Debt,” in the notes to the consolidated financial statements included herein, interest payments will increase going forward in accordance with the terms of the related debt agreements. However, in connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business combinations, pay dividends to our shareholders and/or make opportunistic investments in our own stock.
In the future, the Company may increase its borrowings in connection with acquisitions, if cash flow from operating activities becomes insufficient to fund current operations or for other short-term cash needs or for stock repurchases or dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.
Operating Activities. The Company generated $1,213 million of net cash from operating activities during fiscal 2020 compared to $1,015 million during fiscal 2019. The change from prior year is primarily driven by changes in working capital as further described below.
The change in trade accounts receivable during fiscal 2020 was a source of $352 million in cash compared to a use of cash of $82 million in fiscal 2019. The increase in the source of cash of $434 million is primarily attributable to a decline in sales, and the related accounts receivable, in the second half of fiscal 2020 due to the COVID-19 pandemic. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during fiscal 2020 was a use of cash of $62 million compared to a use of cash of $36 million in fiscal 2019.
The change in accounts payable during fiscal 2020 was a use of cash of $62 million compared to a use of cash of $1 million in fiscal 2019. The increase in the use of cash is primarily driven by a decline in accounts payable as inventory and other purchases have slowed as a result of the COVID-19 pandemic and cost mitigation measures enacted in the second half of fiscal 2020.
Investing Activities. Net cash provided by investing activities was $799 million during fiscal 2020, consisting of proceeds of $904 million from the divestiture of Souriau-Sunbank (net of cash transferred with the divested entities), partially offset by capital expenditures of $105 million. The Company estimates its capital expenditures in fiscal year 2021 to be between $120 million and $140 million with the increase from prior year attributable to fiscal 2020 projects that were delayed into fiscal 2021 as a result of the COVID-19 pandemic. The Company’s capital expenditures incurred from year to year are primarily for projects that are consistent with our three core value-driven operating strategies (obtaining profitable new business, continually improve our cost structure and providing highly engineered value-added products to customers).
Financing Activities. Net cash provided by financing activities during the fiscal year ended September 30, 2020 was $1,230 million. The source of cash was primarily attributable to $2,625 million in net proceeds from the completion of the 5.50% 2027 Notes offering, $1,090 million in net proceeds from the completion of the 2025 Secured Notes offering, $399 million in net proceeds from the completion of the 6.25% 2026 New Notes offering, $200 million drawn from the existing revolving credit facility and $116 million in proceeds from stock option exercises. This was partially offset by special dividend and dividend equivalent payments of $1,928 million, the redemption of the 2022 Notes outstanding for $1,167 million, repayments on term loans of $75 million, the purchase of treasury stock of $19 million and other financing costs of $11 million.
Description of Senior Secured Term Loans and Indentures
Senior Secured Credit Facilities
TransDigm has $7,449 million in fully drawn term loans (the “Term Loans Facility”) and a $760 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of September 30, 2020):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,199 million	May 30, 2025	LIBOR + 2.25%
Tranche F	$3,489 million	December 9, 2025	LIBOR + 2.25%
Tranche G	$1,761 million	August 22, 2024	LIBOR + 2.25%
The Term Loans Facility requires quarterly aggregate principal payments of $18.8 million. The revolving commitments consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. At September 30, 2020, the Company had $39 million in letters of credit outstanding and $521 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR related to tranche E, tranche F and tranche G term loans are not subject to a floor. For the fiscal year ended September 30, 2020, the applicable interest rates ranged from approximately 2.41% to 4.54% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
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
The New Term Loans were fully drawn on February 6, 2020. The LIBOR per annum applicable to the New Term Loans is 2.25%, a decrease from the previous rate of 2.50%. The other terms and conditions that apply to the New Term Loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 7.
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
Fiscal Year 2020 Notes Issuances and Redemptions
On November 13, 2019, the Company issued $2,650 million in aggregate principal amount of 5.50% senior subordinated notes due 2027 at an issue price of 100% of the principal amount thereof in a private offering. The 5.50% 2027 Notes were issued pursuant to an indenture, dated as of November 13, 2019, among TransDigm, as issuer, TD Group, TransDigm UK and the other subsidiaries of TransDigm named therein, as guarantors.
On November 26, 2019, the Company used a portion of the net proceeds from the offering of the 5.50% 2027 Notes to redeem all of its outstanding 2022 Notes. The Company redeemed the principal amount of $1,150 million, plus accrued interest of approximately $25.5 million and paid an early redemption premium of $17.3 million.

In April 2020, the Company executed two notes offerings for general Corporate purposes, including increasing its cash liquidity as a precautionary response to macroeconomic conditions caused by the COVID-19 pandemic. On April 8, 2020, the Company entered into a purchase agreement in connection with a private offering of $1,100 million in aggregate principal amount of 8.00% Senior Secured Notes due 2025 at an issue price of 100% of the principal amount. On April 17, 2020, the Company entered into a purchase agreement in connection with a private offering of $400 million in aggregate principal amount of 6.25% Senior Secured Notes due 2026 (the “6.25% 2026 New Notes”) at an issue price of 101% of the principal amount. The 6.25% 2026 New Notes are an additional issuance of the Company's existing 2026 Secured Notes, and were issued under the indenture dated as of February 13, 2019 pursuant to which the Company previously issued $4,000 million. The 6.25% 2026 New Notes are the same class and series as, and otherwise identical to, the 2026 Secured Notes other than with respect to the date of issuance and issue price (collectively, referred to herein as the 2026 Secured Notes).
The 2024 Notes, the 6.375% 2026 Notes, the 7.50% 2027 Notes and the 5.50% 2027 Notes (collectively, the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount and the subsequent $300 million offering of 2025 Notes in the second quarter of fiscal 2017 were issued at a price of 101.5% of the principal amount, resulting in gross proceeds of $304.5 million. The 6.875% 2026 Notes (the "TransDigm UK Notes" and together with the TransDigm Inc. Notes, the "Notes," are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million. The 2025 Secured Notes and 2026 Secured Notes (the “Secured Notes”) were issued at a price 100% of the principal amount. The initial $3,800 million offering of the 2026 Secured Notes were issued at a price of 100% of their principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes (also considered to be part of the “Secured Notes”) in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,410.5 million.
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
Refer to Note 12, "Debt," in the notes to the consolidated financial statements included herein for further information.
The Notes are subordinated to all of our existing and future senior debt, rank equally with all of our existing and future senior subordinated debt and rank senior to all of our future debt that is expressly subordinated to the Notes. The TransDigm Inc. Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by TD Group and TransDigm Inc.'s Domestic Restricted Subsidiaries. The TransDigm UK Notes are guaranteed on a senior subordinated basis by TransDigm Inc., TD Group and TransDigm Inc.'s Domestic Restricted Subsidiaries. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.
The Secured Notes are senior secured obligations of TransDigm and rank equally in right of payment with all of TransDigm’s existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, and are senior in right of payment to all of TransDigm’s existing and future senior subordinated debt, including the Notes, TransDigm’s other outstanding senior subordinated notes and TransDigm’s guarantees in respect of TransDigm UK’s outstanding senior subordinated notes. The Secured Notes are guaranteed on a senior secured basis by TD Group, TransDigm UK and TransDigm’s wholly-owned U.S. subsidiaries named in the Secured Notes Indenture. The guarantees of the Secured Notes rank equally in right of payment with all of the guarantors’ existing and future senior secured debt and are senior in right of payment to all of their existing and future senior subordinated debt. The Secured Notes are structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries. The Secured Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all of the covenants contained in the Secured Notes.
Separate financial statements of TransDigm Inc. are not presented because the Secured Notes are fully and unconditionally guaranteed on a senior secured basis by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries. TD Group has no significant operations or assets separate from its investment in TransDigm Inc.
Separate financial statements of TransDigm Inc. are not presented because the TransDigm Inc. Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries. TD Group has no significant operations or assets separate from its investment in TransDigm Inc.
Separate financial statements of TransDigm UK are not presented because TransDigm UK's 6.875% 2026 Notes, issued in May 2018, are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm Inc. and all of TransDigm Inc.'s Domestic Restricted Subsidiaries. TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

The financial information presented is that of TD Group and the Guarantors, which includes TransDigm Inc. and TransDigm UK, on a combined basis and the financial information of non-issuer and non-guarantor subsidiaries has been excluded. Intercompany balances and transactions between TD Group and the Guarantors have been eliminated and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

(in millions)	September 30, 2020	September 30, 2019
Current assets	$5,398	$2,458
Noncurrent assets	9,157	8,286
Current liabilities	972	742
Noncurrent liabilities	20,423	17,328
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	103	171

(in millions)	Fiscal Year Ended September 30, 2020
Net sales	$4,040
Sales to subsidiaries that are non-issuers and non-guarantors	36
Cost of sales	1,818
Expense from subsidiaries that are non-issuers and non-guarantors - net	39
Income from continuing operations	577
Net income attributable to TD Group	692
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
Under the terms of the Credit Agreement, TransDigm is entitled, on one or more occasions, to request additional term loans or additional revolving commitments to the extent that the existing or new lenders agree to provide such incremental term loans or additional revolving commitments provided that, among other conditions, our consolidated net leverage ratio would be no greater than 7.25x and the consolidated secured net debt ratio would be no greater than 5.00x, in each case, after giving effect to such incremental term loans or additional revolving commitments.
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
As of September 30, 2020, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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

On July 22, 2020, the Company amended the Securitization Facility to extend the maturity date to July 27, 2021. As of September 30, 2020, the Company has borrowed $350 million under the Securitization Facility, which bears interest at a rate of 1.35% plus 0.50% or LIBOR, whichever is greater. At September 30, 2020, the applicable interest rate was 1.85%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Dividend and Dividend Equivalent Payments
On January 7, 2020 and August 23, 2019, the Company paid a special cash dividends of $32.50 and $30.00, respectively, on each outstanding share of common stock and cash dividend equivalent payments on options granted under its stock incentive plans. The total cash payments related to the special dividend and dividend equivalent payments in fiscal 2020 and 2019 were approximately $1.9 billion and $1.7 billion, respectively.
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
During March 2020, the Company repurchased 36,900 shares of its common stock at a gross cost of $18.9 million at the weighted average cost of $512.67 under the $650 million stock repurchase program. As of September 30, 2020, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

Contractual Obligations
The following is a summary of contractual cash obligations as of September 30, 2020 (in millions):

	2021	2022	2023	2024	2025	2026 and thereafter	Total
Senior Secured Term Loans(1)	$75	$75	$75	$1,764	$2,145	$3,315	$7,449
Revolving Credit Facility(2)	—	—	200	—	—	—	200
2024 Notes	—	—	—	1,200	—	—	1,200
2025 Notes	—	—	—	—	750	—	750
2025 Secured Notes	—	—	—	—	—	1,100	1,100
6.875% 2026 Notes	—	—	—	—	—	500	500
6.375% 2026 Notes	—	—	—	—	—	950	950
2026 Secured Notes	—	—	—	—	—	4,400	4,400
7.50% 2027 Notes	—	—	—	—	—	550	550
5.50% 2027 Notes	—	—	—	—	—	2,650	2,650
Securitization Facility	350	—	—	—	—	—	350
Scheduled Interest Payments(3)	1,043	1,073	1,089	1,046	806	579	5,636
Government Refundable Advances	—	4	4	4	4	12	28
Operating Leases	28	24	19	16	13	35	135
Finance Leases	6	6	6	6	6	70	100
Pension Funding Minimums	6	6	6	6	6	28	58
Purchase Obligations	421	54	16	3	3	1	498
Total Contractual Cash Obligations	$1,929	$1,242	$1,415	$4,045	$3,733	$14,190	$26,554

(1)The tranche E term loans mature in May 2025, the tranche F term loans mature in December 2025 and the tranche G term loans mature in August 2024. The term loans require quarterly principal payments totaling $18.8 million.
(2)On October 26, 2020, the Company repaid $200 million of the revolving credit facility.
(3)Assumes that the variable interest rate on our tranche E, tranche F and tranche G term loans under our Senior Secured Term Loans range from approximately 2.44% to 2.98% based on anticipated movements in the LIBOR. In addition, interest payments include the impact of the existing interest rate swap and cap agreements described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
In addition to the contractual obligations set forth above, the Company incurs capital expenditures for the purpose of maintaining and replacing existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $105 million, $102 million, and $73 million during fiscal years 2020, 2019, and fiscal 2018, respectively. The Company estimates its capital expenditures in fiscal year 2021 to be between $120 million and $140 million with the increase from previous years attributable to fiscal 2020 projects that were delayed to fiscal 2021 as a result of the COVID-19 pandemic.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of September 30, 2020, the Company had $39 million in letters of credit outstanding.
New Accounting Standards
For information about new accounting standards, see Note 4, “Recent Accounting Pronouncements,” in the notes to the consolidated financial statements included herein.
Additional Disclosure Required by Indentures
Separate financial statements of TransDigm Inc. are not presented because the Secured Notes are fully and unconditionally guaranteed on a senior secured basis by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries. TD Group has no significant operations or assets separate from its investment in TransDigm Inc.
Separate financial statements of TransDigm Inc. are not presented because the TransDigm Inc. Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries. TD Group has no significant operations or assets separate from its investment in TransDigm Inc.

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Interest Rate Risk
Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk is principally our variable rate debt. In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. Regulators in the U.S. and other jurisdictions have been working to replace these rates with alternative reference interest rates that are supported by transactions in liquid and observable markets, such as the SOFR. In February 2020, in connection with Amendment No. 7 to the Credit Agreement, we amended the Credit Agreement to include a provision for the determination of an alternative reference interest rate. The discontinuation of LIBOR will also require our derivative agreements to be amended. Once the alternative interest rate has replaced LIBOR, our future interest expense could be impacted.
At September 30, 2020, we had borrowings under our term loans of approximately $7,449 million that were subject to interest rate risk. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. As of September 30, 2020, approximately 84% of our debt was fixed rate debt. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our term loans by approximately $75 million based on the amount of outstanding borrowings at September 30, 2020. The weighted average interest rate on the $7,449 million of borrowings under our term loans on September 30, 2020 was 3.2%.
Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. We do not hold or issue derivative instruments for speculative purposes.
For information about the fair value of the aggregate principal amount of borrowings under our term loans and the fair value of the Notes, see Note 20, “Fair Value Measurements,” in the notes to the consolidated financial statements included herein.
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
If the U.S. dollar were to strengthen, our foreign results of operations would be unfavorably impacted, but the effect is not expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the fiscal years ended September 30, 2020, 2019 and 2018.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained on pages F-1 through F-48 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
In response to the COVID-19 pandemic, a number of employees began working remotely during the second half of fiscal 2020. We are continually monitoring and assessing the changing business environment resulting from COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness. Management has taken measures to ensure that our disclosure controls and procedures and internal controls over financial reporting remained effective and were not materially affected during this period.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2020.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
TransDigm Group Incorporated

Opinion on Internal Control over Financial Reporting
We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TransDigm Group Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated November 12, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
November 12, 2020

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
W. Nicholas Howley	68	Executive Chairman of the Board of Directors
Kevin Stein	54	President, Chief Executive Officer and Director
Robert S. Henderson	64	Vice Chairman
Jorge L. Valladares III	46	Chief Operating Officer
Michael Lisman	38	Chief Financial Officer
Sarah Wynne	46	Chief Accounting Officer
Bernt G. Iversen II	63	Executive Vice President—Mergers & Acquisitions and Business Development
Halle Terrion	52	General Counsel, Chief Compliance Officer & Secretary
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
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our executive chairman, president and chief executive officer, vice chairman, chief operating officer, chief financial officer, chief accounting officer, division presidents, controllers, treasurer, and directors of internal audit). Please refer to the information set forth in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1301 East 9th Street, Suite 3000, Cleveland, Ohio 44114. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.
Nominations of Directors
The procedure by which stockholders may recommend nominees to our Board of Directors will be set forth under the caption “Other Information Regarding the Board of Directors” in our Proxy Statement, which is incorporated herein by reference.
Audit Committee
The information regarding the audit committee of our Board of Directors and audit committee financial experts will be set forth under the caption “Other Information Regarding the Board of Directors” in our Proxy Statement, which is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be set forth under the captions “Executive Compensation” and “Other Information Regarding the Board of Directors” in our Proxy Statement, which is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which is incorporated herein by reference.
Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,850,366	(2)	$290.69	5,316,998	(3)

(1)Includes information related to the 2003 stock option plan, the 2006 stock incentive plan and the 2014 stock option plan.
(2)This amount represents 829, 2,235,680 and 3,613,857 shares subject to outstanding stock options under our 2003 stock option plan, 2006 stock incentive plan and 2014 stock option plan, respectively. No further grants may be made under our 2003 stock option plan and 2006 stock incentive plan, although outstanding stock options continue in force in accordance with their terms.
(3)This amount represents remaining shares available for award under our 2014 stock option plan and 2019 stock option plan. In August 2019, the 2019 stock option plan was adopted by the Board of Directors of TD Group and was subsequently approved by stockholders on October 3, 2019. The 2019 stock option plan permits TD Group to award stock options to our key employees, directors or consultants. The total number shares of TD Group common stock reserved for issuance or delivery under the 2019 stock option plan is 4,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. No grants have been made under TD Group’s 2019 stock option plan as of September 30, 2020.

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

PART IV
 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2014 (File No. 001-32833)
3.2	Third Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 30, 2018 (File No. 001-32833)
3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.6	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.7	By-laws of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.8	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.9	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.10	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.11	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.12	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.13	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.14	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.15	By-laws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.16	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.17	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.18	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.19	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.20	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.21	Certificate of Amendment of Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.22	Certificate of Amendment of Certificate of Incorporation, filed December 10, 2013, of HDT Global, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.23	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.24	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.25	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.26	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.27	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.28	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.29	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.30	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.31	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.32	Certificate of Amendment of Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.33	Certificate of Amendment of Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.34	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.35	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.36	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.37	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.38	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.39	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.40	Bylaws, as amended, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.41	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q, filed May 9, 2012 (File No. 001-32833)
3.42	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.43	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.44	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.45	Second Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.46	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.47	Certificate of Amendment of Certificate of Incorporation, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.48	Certificate of Amendment of Certificate of Incorporation, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.49	By-laws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.50	Amended and Restated Certificate of Incorporation of Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.51	By-laws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.52	Certificate of Formation, effective June 28, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.53	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No.333-144366)
3.54	Articles of Incorporation, filed December 29, 1992, of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.55	Bylaws of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.56	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.57	Amendment to Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.58	Amendment to Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.59	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.60	Articles of Amendment to Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as Avtech Tyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.61	Articles of Amendment to Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.62	By-laws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.63	Certificate of Incorporation, filed October 24, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.64	Certificate of Amendment of Certificate of Incorporation, filed December 1, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.65	By-laws of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.66	Amended and Restated Limited Liability Company Agreement, filed July 7, 2016, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.67	Limited Liability Company Certificate of Formation of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.68	Limited Liability Company Agreement of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.69	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.70	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.71	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.72	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.73	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.74	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.75	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.76	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.77	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.78	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.79	Certificate of Incorporation, filed August 6, 2007, of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.80	By-laws of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.81	Articles of Organization of CDA InterCorp LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.82	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.83	Certificate of Formation, filed September 30, 2009, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.84	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.85	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.86	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.87	Certificate of Incorporation, filed October 23, 1970, of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.88	Certificate of Amendment of Certificate of Incorporation, filed April 23, 1999, of ILC Data Device Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.89	Certificate of Amendment of Certificate of Incorporation, filed July 14, 2014, of Data Device Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.90	By-laws of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.91	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.92	By-laws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.93	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.94	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.95	Fourth Amended and Restated Limited Liability Agreement of Electromech Technologies LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.96	Articles of Organization, as amended, of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.97	First Amended and Restated Limited Liability Company Agreement of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.98	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.99	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.100	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.101	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.102	By-laws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.103	Amended and Restated Certificate of Incorporation of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.104	By-laws, as amended, of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.105	Certificate of Formation, filed January 26, 2007, of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.106	Amended and Restated Limited Liability Company Agreement of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.107	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.108	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.109	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.110	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technologies Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 28, 2006 (File No. 001-32833)
3.111	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.112	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.113	By-laws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.114	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.115	By-laws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.116	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.117	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.118	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.119	Restated Certificate of Incorporation, filed June 27, 2014, of North Hills Signal Processing Corp.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.120	By-laws of Porta Systems Corp. (now known as North Hills Signal Processing Corp.)	Incorporated by reference to TransDigm Inc’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.121	Certificate of Incorporation, as amended, of Porta Systems Overseas Corp. (now known as North Hills Signal Processing Overseas Corp.)	Incorporated by reference to TransDigm Inc’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.122	By-laws of Porta Systems Overseas Corp. (now known as North Hills Signal Processing Overseas Corp.)	Incorporated by reference to TransDigm Inc’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.123	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.124	Certificate of Amendment of Certificate of Incorporation, filed May 14, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.125	By-laws of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.126	Articles of Incorporation, filed October 3, 1956, of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.127	Certificate of Amendment of Articles of Incorporation, filed December 9, 1970, of Articles of Incorporation of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.128	Restated By-laws of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.129	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.130	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.131	Certificate of Incorporation, as amended, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.132	Certificate of Amendment of Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.133	Amended and Restated By-laws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.134	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.135	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.136	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 14, 2014 (File No. 001-32833)
3.137	By-laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.138	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed October 11, 2006 (File No. 333-137937)
3.139	By-laws, as amended, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.140	Certificate of Incorporation, filed August 22, 1986, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.141	Certificate of Amendment, filed June 8, 1998, of Certificate of Incorporation of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.142	By-Laws, as amended, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.143	Certificate of Formation, filed March 27, 2015, of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.144	Limited Liability Company Agreement of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.145	Certificate of Formation, filed February 23, 2015, of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.146	Limited Liability Company Agreement of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.147	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.148	By-laws, as amended, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.149	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.150	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.151	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.152	Limited Liability Company Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.153	Restated Certificate of Incorporation of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.154	By-laws, as amended, of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.155	Certificate of Formation, filed May 30, 2013, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.156	Amended and Restated By-laws of Kirkhill Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.157	Certificate of Incorporation, as amended, of KH Acquisition I Co. (now known as Kirkhill Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.158	Certificate of Incorporation of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.159	Articles of Association of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.160	Amended and Restated Certificate of Incorporation of Extant Components Group Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.161	Bylaws of Extant Components Group Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.162	Certificate of Incorporation of Extant Components Group Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.163	Bylaws of Extant Components Group Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.164	Articles of Organization, as amended, of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.165	Amended and Restated Limited Liability Company Agreement of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.166	Articles of Organization, as amended, of Symetrics Technology Group, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.167	Amended and Restated Limited Liability Company Agreement of Symetrics Technology Group, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.168	Certificate of Incorporation, as amended, of TEAC Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.169	Bylaws of TEAC Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.170	Certificate of Incorporation, as amended, of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.171	Bylaws of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.172	Articles of Incorporation, filed January 2, 1992, of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.173	Amended and Restated By-laws of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.174	Fifth Amended and Restated Certificate of Incorporation of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.175	Second Amended and Restated By-laws of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.176	Certificate of Formation of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.177	Amended and Restated Bylaws of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed April 2, 2019 (File No. 333-228336)
3.178	Certificate of Incorporation, as amended, of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.179	Amended and Restated Bylaws of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.180	Certificate of Incorporation, as amended, of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.181	Amended and Restated Bylaws of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.182	Certificate of Incorporation of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.183	Amended and Restated Bylaws of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.184	Restated Articles of Incorporation of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.185	Amended and Restated Bylaws of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.186	Certificate of Formation of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.187	Amended and Restated Limited Liability Company Agreement of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.188	Certificate of Formation of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.189	Amended and Restated Limited Liability Company Agreement of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.190	Certificate of Formation, as amended, of Esterline Georgia US LLC (now known as TREALITY SVS LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.191	Amended and Restated Limited Liability Company Agreement of TREALITY SVS LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.192	Amended and Restated Certificate of Formation, as amended, of Esterline Federal LLC (now known as ScioTeq LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.193	Amended and Restated Limited Liability Company Agreement of ScioTeq LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.194	Certificate of Incorporation, as amended, of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.195	Amended and Restated Bylaws of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.196	Amended and Restated Articles of Incorporation of Avista, Incorporated	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.197	Amended and Restated Bylaws of Avista, Incorporated	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.198	Certificate of Incorporation, as amended, of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed August 7, 2019 (File No. 333-233103)
3.199	Amended and Restated Bylaws of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.200	Certificate of Formation of Esterline Technologies SGIP LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.201	Limited Liability Company Agreement of Esterline Technologies SGIP LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.202	Certificate of Incorporation of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.203	Amended and Restated Bylaws of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.204	Restated Articles of Incorporation of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.205	Amended and Restated Bylaws of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.206	Certificate of Incorporation, as amended, of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.207	Amended and Restated Bylaws of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.208	Amended and Restated Articles of Incorporation, as amended, of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.209	Amended and Restated Bylaws of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.210	Certificate of Incorporation, as amended, of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.211	Amended and Restated By-laws of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.212	Certificate of Incorporation, as amended, of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.213	Amended and Restated Bylaws of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.214	Certificate of Formation of 17111 Waterview Pkwy LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.215	Limited Liability Company Agreement of 17111 Waterview Pkwy LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.216	Certificate of Incorporation of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.217	Amended and Restated Bylaws of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.218	Certificate of Incorporation of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.219	Amended and Restated Bylaws of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.220	Certificate of Incorporation of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.221	Amended and Restated Bylaws of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.222	Certificate of Incorporation, as amended, of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.223	Amended and Restated Bylaws of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.224	Certificate of Incorporation of Racal Acoustics, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.225	Amended and Restated Bylaws of Racal Acoustics, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.226	Certificate of Incorporation of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.227	By-laws of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
4.2	Indenture, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
4.3	Indenture, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the guarantors listed on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)
4.4	Indenture, dated as of June 9, 2016, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 14, 2016 (File No. 001-32833)
4.5	Indenture, dated as of May 8, 2018, among TransDigm UK Holdings plc, as issuer, TransDigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 14, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.6	Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.7	Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.8	Indenture, dated as of November 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.9	Indenture, dated as of April 8, 2020, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 8.00% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 8, 2020 (File No. 001-32833)
4.10	Indenture, dated as of April 17, 2020, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 17, 2020 (File No. 001-32833)
4.11	Form of Supplemental Indenture to Add New Guarantors	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
4.12	Form of TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2024	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
4.13	Form of TransDigm Inc.’s 6.50% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)
4.14	Form of TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 14, 2016 (File No. 001-32833)
4.15	Form of TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 14, 2018 (File No. 001-32833)
4.16	Form of TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.17	Form of TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.18	Form of TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.19	Form of TransDigm Inc.’s 8.00% Senior Subordinated Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 8, 2020 (File No. 001-32833)
4.20	Form of TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 17, 2020 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.21	Description of Securities	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
4.22	Registration Rights Agreement, dated as of November 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and Morgan Stanley & Co. LLC, as representative for the initial purchasers listed therein
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
10.1	Fifth Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.2	Employment Agreement, dated July 27, 2018, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed July 30, 2018 (File No. 001-32833)
10.3	Second Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.4	Third Amended and Restated Employment Agreement, dated November 6, 2018, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
10.5	Employment Agreement, dated October 28, 2013, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 29, 2013 (File No. 001-32833)
10.6	Employment Agreement, Dated February 24, 2011, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 25, 2011 (File No. 001-32833)
10.7	First Amendment to Employment Agreement, dated April 20, 2012, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 24, 2012 (File No. 001-32833)
10.8	Form of Amendment to Employment Agreement between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 25, 2012 (File No. 001-32833)
10.9	Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and each of Bernt Iversen and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 27, 2015 (File No. 001-32833)
10.10	Fourth Amendment to Employment Agreement, dated November 11, 2016, between TransDigm Group Incorporated and Bernt Iversen*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 15, 2016 (File No. 001-32833)
10.11	Second Amendment to Employment Agreement, dated July 30, 2018, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 3, 2018 (File No. 001-32833)
10.12	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)
10.13	Amendment No. 1 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
10.14	Amendment No. 2 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2008 (File No. 001-32833)
10.15	Amendment No. 3 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2009 (File No. 001-32833)
10.16	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1, filed March 13, 2006 (File No. 333-130483)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.17	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)
10.18	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A, filed June 6, 2008 (File No. 001-32833)
10.19	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2019 (File No. 001-32833)
10.20	TransDigm Group Incorporated 2019 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 4, 2019 (File No. 001-32833)
10.21	TransDigm Group Incorporated 2016 Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 10, 2016 (File No. 001-32833)
10.22	Form of Option Agreement for options granted in fiscal 2015*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed January 30, 2015 (File No. 001-32833)
10.23	Form of Option Agreement for options granted in fiscal 2016*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 10, 2016 (File No. 001-32833)
10.24	Form of Stock Option Agreement for options awarded in fiscal 2017*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2017 (File No. 001-32833)
10.25	Form of Stock Option Agreement for options awarded in fiscal 2018*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
10.26	Form of Stock Option Agreement for options awarded in fiscal 2019*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.27	Form of Stock Option Agreement for options awarded in fiscal 2020*	Filed Herewith
10.28	Fourth Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 2, 2013 (File No. 001-32833)
10.29	Third Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 2, 2013 (File No. 001-32833)
10.30	TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 28, 2014 (File No. 001-32833)
10.31	Amendment and Restatement Agreement, and Second Amendment and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
10.32	Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.33	Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.34	Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.35	Incremental Term Loan Assumption Agreement dated October 14, 2016 among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 14, 2016 (File No. 001-32833)
10.36	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 8, 2017 (File No. 001-32833)
10.37	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 24, 2017 (File No. 001-32833)
10.38	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 6, 2017 (File No. 001-32833)
10.39	Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 22, 2018 (File No. 001-32833)
10.40	Amendment No. 5, Incremental Assumption Agreement and Refinancing Facility Agreement, dated as of May 30, 2018, relating to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 31, 2018 (File No. 001-32833)
10.41	Amendment No. 6 and Incremental Revolving Credit Assumption Agreement, dated as of March 14, 2019, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 14, 2019 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.42	Amendment No. 7 and Incremental Revolving Credit Assumption Agreement, dated as of February 6, 2020, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 6, 2020 (File No. 001-32833)
10.43	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 6, 2013 (File No. 001-32833)
10.44	Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
10.45	First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.46	Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.47	Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic’s Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.48	Fourth Amendment to the Receivables Purchase Agreement dated as of August 4, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 7, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.49	Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2017 (File No. 001-32833)
10.50	Tenth Amendment to the Receivables Purchase Agreement dated as of July 31, 2018, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
10.51	Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2019, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.52	Twelfth Amendment to the Receivables Purchase Agreement dated as of July 22, 2020, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group	Filed Herewith
21.1	Subsidiaries of TransDigm Group Incorporated	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2020.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Michael Lisman
Name:	Michael Lisman
Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	November 12, 2020
Kevin Stein
/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	November 12, 2020
Michael Lisman
/s/ Sarah Wynne	Chief Accounting Officer (Principal Accounting Officer)	November 12, 2020
Sarah Wynne
/s/ W. Nicholas Howley	Executive Chairman	November 12, 2020
W. Nicholas Howley
/s/ David Barr	Director	November 12, 2020
David Barr
/s/ Mervin Dunn	Director	November 12, 2020
Mervin Dunn
/s/ Michael Graff	Director	November 12, 2020
Michael Graff
/s/ Sean P. Hennessy	Director	November 12, 2020
Sean P. Hennessy
/s/ Raymond F. Laubenthal	Director	November 12, 2020
Raymond F. Laubenthal
/s/ Gary E. McCullough	Director	November 12, 2020
Gary E. McCullough
/s/ Michele Santana	Director	November 12, 2020
Michele Santana
/s/ Robert J. Small	Director	November 12, 2020
Robert J. Small
/s/ John Staer	Director	November 12, 2020
John Staer

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2020
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
TransDigm Group Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated (“the Company”) as of September 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 12, 2020 expressed an unqualified opinion thereon.
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

Valuation of goodwill
Description of the Matter	At September 30, 2020, the Company’s goodwill balance was $7.9 billion. As discussed in Note 1 to the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of the first day of the fourth quarter or more frequently if indicators of impairment exist. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. Management performs an initial assessment of qualitative factors to determine whether it is more likely than not that the reporting unit’s fair value is less than its carrying value. If management concludes the qualitative assessment is not sufficient to conclude on whether the fair value is less than the carrying value, a quantitative impairment test is performed. As part of the quantitative approach, the Company determines the fair value of the reporting unit through the use of a discounted cash flow valuation model. Given the adverse global economic and market conditions attributable to the COVID-19 pandemic, particularly as it pertains to the commercial sector of the aerospace and defense industry, the Company determined that an interim impairment evaluation of goodwill was necessary for certain reporting units in which it was concluded a potential impairment existed.

Auditing management’s goodwill impairment assessment was complex and judgmental due to the significant estimation required to determine the fair value of the reporting units derived using the quantitative approach. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the discount rate applied, revenue growth rates, and EBITDA margins, which are affected by expectations about future market or economic conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process. This included controls over management’s review of the valuation model and the significant assumptions underlying the fair value determination, as described above.

To test the implied fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the use of the discounted cash flow valuation model and testing the significant assumptions and underlying data used by the Company. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of certain assumptions selected by management. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, and other relevant factors. We assessed the historical accuracy of management’s estimates, and we performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.

Cleveland, Ohio
November 12, 2020

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2020 AND 2019
(Amounts in millions, except share amounts)

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,717	$1,467
Trade accounts receivable—Net	720	1,068
Inventories—Net	1,283	1,233
Assets held-for-sale	—	962
Prepaid expenses and other	240	135
Total current assets	6,960	4,865
PROPERTY, PLANT AND EQUIPMENT—NET	752	757
GOODWILL	7,889	7,820
OTHER INTANGIBLE ASSETS—NET	2,610	2,744
DEFERRED INCOME TAXES	17	—
OTHER	167	69
TOTAL ASSETS	$18,395	$16,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$276	$80
Short-term borrowings—trade receivable securitization facility	349	350
Accounts payable	218	276
Accrued liabilities	773	675
Liabilities held-for-sale	—	157
Total current liabilities	1,616	1,538
LONG-TERM DEBT	19,384	16,469
DEFERRED INCOME TAXES	430	441
OTHER NON-CURRENT LIABILITIES	933	691
Total liabilities	22,363	19,139
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 58,612,028 and 57,623,311 at September 30, 2020 and September 30, 2019, respectively	1	1
Additional paid-in capital	1,581	1,379
Accumulated deficit	(4,359)	(3,120)
Accumulated other comprehensive loss	(401)	(379)
Treasury stock, at cost; 4,198,226 and 4,161,326 shares at September 30, 2020 and September 30, 2019, respectively	(794)	(775)
Total TD Group stockholders’ deficit	(3,972)	(2,894)
NONCONTROLLING INTERESTS	4	10
Total stockholders’ deficit	(3,968)	(2,884)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,395	$16,255
See Notes to Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Fiscal Years Ended September 30,
	2020	2019	2018
NET SALES	$5,103	$5,223	$3,811
COST OF SALES	2,456	2,414	1,634
GROSS PROFIT	2,647	2,809	2,177
SELLING AND ADMINISTRATIVE EXPENSES	727	748	450
AMORTIZATION OF INTANGIBLE ASSETS	169	135	72
INCOME FROM OPERATIONS	1,751	1,926	1,655
INTEREST EXPENSE—NET	1,029	859	663
REFINANCING COSTS	28	3	6
OTHER (INCOME) EXPENSE	(46)	1	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	740	1,063	986
INCOME TAX PROVISION	87	222	24
INCOME FROM CONTINUING OPERATIONS	653	841	962
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	47	51	(5)
NET INCOME	700	892	957
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	(2)	—
NET INCOME ATTRIBUTABLE TO TD GROUP	$699	$890	$957
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$514	$779	$901
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$8.14	$12.94	$16.28
Earnings (Loss) per share from discontinued operations—basic and diluted	0.82	0.90	(0.08)
Earnings per share	$8.96	$13.84	$16.20
Cash dividends paid per common share	$32.50	$30.00	$—
Weighted-average shares outstanding:
Basic and diluted	57.3	56.3	55.6
See Notes to Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Fiscal Years Ended September 30,
	2020	2019	2018
Net income	$700	892	957
Less: Net income attributable to noncontrolling interests	(1)	(2)	—
Net income attributable to TD Group	699	890	957
Other comprehensive (loss) income, net of tax:
Foreign currency translation	76	(115)	(10)
Unrealized (loss) gain on derivatives	(130)	(239)	94
Pensions and other postretirement benefits	32	(29)	5
Other comprehensive (loss) income, net of tax, attributable to TD Group	(22)	(383)	89
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$677	$507	$1,046
See Notes to Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share and per share amounts)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Common Stock				Number of Shares	Value	Non-controlling Interests	Total
BALANCE—September 30, 2017	56,093,659	$1	$1,095	$(3,187)	$(85)	(4,159,207)	$(775)	—	$(2,951)
Accrued unvested dividend equivalents and other	—	—	—	(17)	—	—	—	—	(17)
Compensation expense recognized for employee stock options and restricted stock	—	—	56	—	—	—	—	—	56
Exercise of employee stock options and restricted stock activity, net	800,955	—	58	—	—	(2,119)	—	—	58
Common stock issued	1,072	—	—	—	—	—	—	—	—
Net income attributable to TD Group	—	—	—	957	—	—	—	—	957
Foreign currency translation adjustments, net of tax	—	—	—	—	(10)	—	—	—	(10)
Unrealized gain on derivatives, net of tax	—	—	—	—	94	—	—	—	94
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	5	—	—	—	5
BALANCE—September 30, 2018	56,895,686	$1	$1,209	$(2,247)	$4	(4,161,326)	$(775)	$—	$(1,808)
Cumulative effect of ASC 606, adopted October 1, 2018	—	—	—	3	—	—	—	—	3
Cumulative effect of ASU 2018-02, adopted October 1, 2018	—	—	—	2	(2)	—	—	—	—
Noncontrolling interests assumed related to acquisitions	—	—	—	—	—	—	—	8	8
Dividends paid	—	—	—	(1,688)	—	—	—	—	(1,688)
Accrued unvested dividend equivalents and other	—	—	—	(80)	—	—	—	—	(80)
Compensation expense recognized for employee stock options	—	—	88	—	—	—	—	—	88
Exercise of employee stock options	726,750	—	82	—	—	—	—	—	82
Common stock issued	875	—	—	—	—	—	—	—	—
Net income attributable to TD Group	—	—	—	890	—	—	—	2	892
Foreign currency translation adjustments, net of tax	—	—	—	—	(115)	—	—	—	(115)
Unrealized loss on derivatives, net of tax	—	—	—	—	(237)	—	—	—	(237)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	(29)	—	—	—	(29)
BALANCE—September 30, 2019	57,623,311	$1	$1,379	$(3,120)	$(379)	(4,161,326)	$(775)	$10	$(2,884)
Noncontrolling interests attributable to divestiture	—	—	—	—	—	—	—	(6)	(6)
Dividends paid	—	—	—	(1,864)	—	—	—	—	(1,864)
Accrued unvested dividend equivalents and other	—	—	—	(74)	—	—	—	—	(74)
Compensation expense recognized for employee stock options	—	—	86	—	—	—	—	—	86
Exercise of employee stock options	988,717	—	116	—	—	—	—	—	116
Treasury stock purchased	—	—	—	—	—	(36,900)	(19)	—	(19)
Net income attributable to TD Group	—	—	—	699	—	—	—	—	699
Foreign currency translation adjustments, net of tax	—	—	—	—	76	—	—	—	76
Unrealized loss on derivatives, net of tax	—	—	—	—	(130)	—	—	—	(130)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	32	—	—	—	32
BALANCE—September 30, 2020	58,612,028	$1	$1,581	$(4,359)	$(401)	(4,198,226)	$(794)	$4	$(3,968)
See Notes to Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Fiscal Years Ended September 30,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$700	$892	$957
Net (income) loss from discontinued operations	(47)	(51)	5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114	91	57
Amortization of intangible assets	169	135	72
Amortization of debt issuance costs, original issue discount and premium	33	28	22
Amortization of inventory step-up	—	77	7
Amortization of loss contract reserves	(36)	(38)	(10)
Refinancing costs	28	3	6
Non-cash stock compensation	93	93	58
Deferred income taxes	24	—	(151)
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	352	(82)	(44)
Inventories	(62)	(36)	(18)
Income taxes (receivable) or payable	(144)	(3)	36
Other assets	(16)	(27)	(5)
Accounts payable	(62)	(1)	18
Accrued interest	85	(4)	14
Accrued and other liabilities	(18)	(62)	(2)
Net cash provided by operating activities	1,213	1,015	1,022
INVESTING ACTIVITIES:
Capital expenditures	(105)	(102)	(73)
Payments made in connection with acquisitions	—	(3,976)	(668)
Proceeds in connection with the sale of discontinued operations	904	189	57
Net cash provided by (used in) investing activities	799	(3,889)	(684)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	116	82	58
Dividends and dividend equivalent payments	(1,928)	(1,712)	(56)
Treasury stock purchases	(19)	—	—
Proceeds from revolving credit facility	200	—	—
Proceeds from term loans, net	—	—	12,779
Repayment on term loans	(75)	(77)	(12,174)
Redemption of senior subordinated notes due 2020, net	—	(550)	—
Redemption of senior subordinated notes due 2022, net	(1,167)	—	—
Proceeds from 7.50% senior subordinated notes due 2027, net	—	544	490
Proceeds from 5.50% senior subordinated notes due 2027, net	2,625	—	—
Proceeds from 8.00% senior secured notes due 2025, net	1,090	—	—
Proceeds from 6.25% senior secured notes due 2026, net	399	3,936	—
Proceeds from trade receivable securitization facility, net	—	49	—
Financing costs and other, net	(11)	(1)	(11)
Net cash provided by financing activities	1,230	2,271	1,086
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	8	(3)	(2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,250	(606)	1,422
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,467	2,073	651
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,717	$1,467	$2,073
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$923	$878	$635
Cash paid during the period for income taxes, net of refunds	$223	$215	$129
See Notes to Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED SEPTEMBER 30, 2020, 2019 AND 2018

1.    DESCRIPTION OF THE BUSINESS AND IMPACT OF COVID-19 PANDEMIC
Description of the Business – TD Group, through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly every commercial and military aircraft in service today. TransDigm Inc., along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries (collectively, with TD Group, the “Company” or “TransDigm”), offers a broad range of proprietary aerospace products. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc. TD Group’s common stock is listed on the New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”
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
Impact of COVID-19 Pandemic – In December 2019, COVID-19 surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19. The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally.
Employee Safety and Cost Mitigation Measures
The Company took immediate and aggressive action to minimize the spread of COVID-19 in our workplaces and reduce costs. Since the early days of the pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally. Some of the actions implemented include: flexible work-from-home scheduling; alternate shift schedules; pre-shift temperature screenings, where allowed by law; social distancing; appropriate personal protective equipment; facility deep cleaning; and paid quarantine time for impacted employees. Material actions to reduce costs included: (1) reducing its workforce to align operations with customer demand; (2) implementing unpaid furloughs and salary reductions; and (3) delaying non-essential capital projects and minimizing discretionary spending.
For the fiscal year ended September 30, 2020, COVID-19 restructuring costs incurred were approximately $46 million, of which $37 million was recorded in cost of sales and $9 million was recorded in selling and administrative expenses on the consolidated statements of income. These were costs related to the Company's actions to reduce its workforce to align with customer demand. Additionally, the Company incurred approximately $5 million in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.).
As of September 30, 2020 the restructuring accrual associated with the costs incurred in response to the COVID-19 pandemic was approximately $13 million. This accrual is recorded as a component of accrued liabilities on the consolidated balance sheet. The Company expects to incur and pay additional restructuring costs during fiscal 2021 related to the COVID-19 pandemic though at a reduced level in comparison to fiscal 2020. The Company continues to analyze its cost structure and may implement additional cost reduction measures as necessary due to the ongoing business challenges resulting from the COVID-19 pandemic.

Impairment Testing
U.S. GAAP requires that both indefinite-lived intangible assets and goodwill are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not (i.e., a likelihood greater than 50%) that the intangible asset or the reporting unit is impaired. During interim periods, ASC 350 requires companies to focus on those events and circumstances that affect significant inputs used to determine the fair value of the asset, asset group or reporting unit to determine whether an interim quantitative impairment test is required. Given the adverse global economic and market conditions attributable to the COVID-19 pandemic, particularly as it pertains to the commercial sector of the aerospace and defense industry, the Company determined that an interim impairment evaluation of goodwill and indefinite-lived intangible assets was necessary as of the second quarter of fiscal 2020 for certain reporting units in which it was concluded a potential impairment existed.
Interim Impairment Testing—For the identified reporting units, a Step 1 impairment test was performed using an income approach based on management’s determination of the prospective financial information with consideration given to the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. Management also included projected declines and subsequent recovery in commercial OEM and aftermarket as a percentage of sales based on available industry data. The Company utilized a third party valuation firm to assist in the determination of the weighted average cost of capital. The results of this test indicated the fair value exceeded carrying value for all reporting units tested.
As a result of the interim impairment testing performed as of March 28, 2020, no indefinite-lived intangible assets or goodwill was determined to be impaired. Management updated our assessment during the third quarter of fiscal 2020 and validated that the assumptions used in the analyses performed as of March 28, 2020 and the resulting conclusions remained appropriate as of June 27, 2020.
Annual Impairment Testing—The Company performed its annual impairment test for goodwill and intangible assets as of the first day of the fourth quarter. The Company first assessed certain qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite lived intangible assets is less than its carrying amount, and whether it is therefore necessary to perform the quantitative impairment test. Given the adverse global economic and market conditions attributable to the COVID-19 pandemic, particularly as it pertains to the commercial sector of the aerospace and defense industry, the Company used a similar approach to the interim impairment testing performed. For the identified reporting units, the Company performed a Step 1 impairment test using an income approach based on management’s determination of the prospective financial information with consideration given to the existing uncertainty in the global economy and aerospace and defense industry, particularly the commercial sector. Management also included projected declines and subsequent recovery in commercial OEM and aftermarket as a percentage of sales based on available industry data. The Company utilized a third party valuation firm to assist in the determination of the weighted average cost of capital. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, all of the reporting units would continue to have fair values in excess of their respective carrying values.
As a result of the impairment testing performed as of the first day of the fourth quarter, no indefinite-lived intangible assets or goodwill was determined to be impaired. As economic and market conditions have not changed significantly since the first day of the fourth quarter, this conclusion remains appropriate as of September 30, 2020.
CARES Act
On March 27, 2020, the President of the United States signed CARES Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The most significant impact of the CARES Act for the Company is an increase of the IRC 163(j) Interest Disallowance Limitations from 30% to 50% of adjusted taxable income which will allow the Company to deduct additional interest expense for fiscal years 2020 and 2021.

2.    ACQUISITIONS AND DIVESTITURES
During the fiscal year ended September 30, 2019, the Company completed the acquisitions of Esterline and substantially all of the assets and technical data rights of the Stormscope product line from L3Harris Technologies, Inc. ("Stormscope") and NavCom Defense Electronics ("NavCom"). The Company accounted for the acquisitions using the acquisition method and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition.
The acquisitions strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, improving our cost structure, and providing highly engineered value-added products to customers). The purchase price paid for each acquisition reflects the current earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cash flows, as well as the future EBITDA and cash flows expected to be generated by the business, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.
    Acquisitions
Esterline – On March 14, 2019, TransDigm completed the acquisition of all the outstanding stock of Esterline for $122.50 per share in cash, plus the repayment of Esterline debt. The purchase price, net of cash acquired of approximately $398.2 million, totaled approximately $3,923.9 million. Of the $3,923.9 million purchase price, $3,536.3 million was paid at closing and the remaining $387.6 million was classified as restricted cash for the redemption of Esterline’s outstanding senior notes due 2023 (the "2023 Notes"). The 2023 Notes were redeemed on April 15, 2019. Esterline, through its subsidiaries, was an industry leader in specialized manufacturing for the aerospace and defense industry primarily within three core disciplines: advanced materials, avionics and controls and sensors and systems. The acquisition of Esterline expands TransDigm's platform of proprietary and sole source content for the aerospace and defense industry. TransDigm evaluated the strategic fit and description of each Esterline reporting unit to determine the appropriate business segment for the reporting unit. Each Esterline reporting unit is included in one of TransDigm's segments: Power and Control, Airframe, or Non-aviation. Refer to Note 17, "Segments," for additional information about the Company's segments.
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

Assets acquired, excluding cash:
Trade accounts receivable	$384
Inventories	583
Prepaid expenses and other current assets	423
Property, plant, and equipment	469
Other intangible assets	1,301
Goodwill	2,256
Other	20
Total assets acquired, excluding cash	5,436
Liabilities assumed:
Accounts payable	146
Other current liabilities	751
Other noncurrent liabilities	615
Total liabilities assumed	1,512
Net assets acquired	$3,924

Of the approximately $2.3 billion of goodwill recognized for the acquisition, approximately $25.6 million is deductible for tax purposes. Also, of the approximately $1.3 billion of other intangible assets recognized for the acquisition, approximately $48.9 million is deductible for tax purposes.
In connection with the Esterline acquisition, we acquired existing long-term contracts with customers that were incurring negative gross margins as of the date of acquisition. Based on our review of these contracts, we concluded that the terms of certain of these loss-making contracts were unfavorable when compared to market terms as of the acquisition date. As a result, we recognized loss contract reserves of $267.9 million as of the acquisition date based on the present value of the difference between the contractual cash flows of the existing long-term contracts and the estimated cash flows had the contracts been executed at market terms as of the acquisition date. These adjustments applied only to contracts generating a negative margin as of the date of acquisition. As of September 30, 2019, we have reclassified $9.3 million in loss contract reserves to liabilities held-for-sale, as it pertains to Souriau-Sunbank. Significant assumptions used to determine the fair value of the loss contract reserves using the discounted cash flow model include discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. These were forward looking assumptions and could be affected by future economic and market conditions. The loss contract reserves are amortized and recorded as an offset to cost of sales over the life of the contracts as actual sales occur under the long-term contracts. Approximately $29.5 million and $27.3 million was amortized and recorded as an offset to cost of sales in the consolidated statements of income for the fiscal years ended September 30, 2020 and 2019, respectively. Total loss contract reserves related to the Esterline acquisition were $201.3 million and $231.8 million at September 30, 2020 and 2019, respectively of which $31.9 million and $60.0 million is classified in accrued liabilities and $169.4 million and $171.8 million is classified in other non-current liabilities in the consolidated balance sheets at September 30, 2020 and 2019, respectively.
Esterline acquisition costs were expensed as incurred and totaled $26.9 million and $85.1 million for the the fiscal years ended September 30, 2020 and September 30, 2019, respectively.
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
Prior to the Company's acquisition of Extant, Extant was owned by an equity fund sponsored by Warburg Pincus LLC. Michael Graff, a director of TransDigm, is a managing director of Warburg Pincus LLC and was chairman of the board of Extant. Robert Henderson, Vice Chairman of TransDigm, was also on the board of Extant and owned less than 2% of Extant on a fully diluted basis. In addition, Mr. Graff, Mr. W. Nicholas Howley, TransDigm's Executive Chairman, Mr. Douglas Peacock, then a director of TransDigm, and Mr. David Barr, a director of TransDigm, each had minority interests of less than 1% in the Warburg Pincus LLC fund that owned Extant.
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

Kirkhill – On March 15, 2018, the Company acquired the assets and certain liabilities of the Kirkhill elastomers business from Esterline Technologies for a total purchase price of approximately $49.3 million, which is net of a $0.6 million working capital settlement received in the third quarter of fiscal 2018. Kirkhill, headquartered in Brea, California, is a leading supplier of highly engineered aerospace elastomers. Kirkhill's products are used in a broad variety of most major commercial transport and military platforms. Kirkhill is included in TransDigm's Airframe segment. No goodwill recognized for the acquisition is deductible for tax purposes.
Divestitures
Souriau-Sunbank Companies – On December 20, 2019, TransDigm completed the divestiture Souriau-Sunbank to Eaton for approximately $920 million, which included a working capital settlement of $1.7 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019. The results of operations of Souriau-Sunbank are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired. Refer to Note 23, “Discontinued Operations” for additional information.
Esterline Interface Technology Group – On September 20, 2019, TransDigm completed the divestiture of its EIT group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million, which included a working capital settlement of $0.7 million. EIT was acquired by TransDigm as part of its acquisition of Esterline in March 2019. The results of operations of EIT are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired. Refer to Note 23, “Discontinued Operations” for additional information.
Schroth – In connection with the settlement of a Department of Justice investigation into the competitive effects of the Schroth acquisition, during the fourth quarter of 2017, the Company committed to divest the Schroth business. On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61.4 million, which includes a working capital adjustment of $0.3 million that was paid in July 2018. The results of operations of Schroth are presented in discontinued operations in the accompanying consolidated financial statements for the fiscal 2018 period.
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation—The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP and include the accounts of TD Group and subsidiaries. All significant intercompany balances and transactions have been eliminated.
Revenue Recognition—Revenue is recognized from the sale of products when control transfers to the customer, which is demonstrated by our right to payment, a transfer of title, a transfer of the risk and rewards of ownership, or the customer acceptance, but most frequently upon shipment where the customer obtains physical possession of the goods. The majority of the Company's revenue is recorded at a point in time. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Sales for service contracts generally are recognized as the services are provided. Refer to Note 5, “Revenue Recognition,” for additional information regarding the Company’s revenue recognition policy.
Shipping and Handling Costs—Shipping and handling costs are included in cost of sales in the consolidated statements of income.
Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the fiscal years ended September 30, 2020, 2019 and 2018 was approximately $130.9 million, $116.8 million, and $73.8 million, respectively.
Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Allowance for Uncollectible Accounts—The Company reserves for amounts determined to be uncollectible based on specific identification of losses and estimated losses based on historical experience. The allowance also incorporates a provision for the estimated impact of disputes with customers. The determination of the amount of the allowance for uncollectible accounts is subject to judgment and estimation by management. If circumstances change or economic conditions deteriorate or improve, the allowance for uncollectible accounts could increase or decrease.
Inventories—Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

Property, Plant and Equipment—Property, plant and equipment are stated at cost and include improvements which significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation is computed using the straight-line method over the following estimated useful lives: land improvements from 10 to 20 years, buildings and improvements from 5 to 30 years, machinery and equipment from 2 to 10 years and furniture and fixtures from 3 to 10 years. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur. Routine maintenance, repairs and replacements are expensed as incurred. Amortization expense of assets accounted for as finance leases is included within depreciation expense.
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
Financial Instruments—Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s variable rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate volatility on future interest expense. These agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under U.S. GAAP.
The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and results of operations to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies.
For the interest rate swap and cap agreements and the foreign currency forward contracts designated as cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in the consolidated statements of income. As the foreign currency forward exchange contracts are used to manage foreign currency exposure primarily arising from purchases or sales from third parties, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in cost of sales or net sales in the consolidated statements of income.
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
U.S. GAAP requires that the annual, and any interim, impairment assessment be performed at the reporting unit level. The reporting unit level is one level below an operating segment. Substantially all goodwill was determined and recognized for each reporting unit pursuant to the accounting for the merger or acquisition as of the date of each transaction. With respect to acquisitions integrated into an existing reporting unit, any acquired goodwill is combined with the goodwill of the reporting unit.
The impairment test for indefinite lived intangible assets consists of a comparison between their fair values and carrying values. If the carrying amounts of intangible assets that have indefinite useful lives exceed their fair values, an impairment loss will be recognized in an amount equal to the sum of any such excesses.
The Company assesses the recoverability of its amortizable intangible assets only when indicators of impairment are present by determining whether the amortization over their remaining lives can be recovered through projected, undiscounted cash flows from future operations. Amortization of amortizable intangible assets is computed using the straight-line method over the following estimated useful lives: technology from 20 to 22 years, order backlog from 1 to 1.5 years, customer relationships over 20 years and other intangible assets over 20 years.
Refer to Note 1, "Description of the Business and Impact of COVID-19 Pandemic," for further disclosures over the interim and annual impairment procedures performed during fiscal year 2020.
Stock-Based Compensation—The Company records stock-based compensation expense using the Black-Scholes pricing model based on certain valuation assumptions. Compensation expense is recorded over the vesting periods of the stock options. The Company has classified stock-based compensation primarily within selling and administrative expenses to correspond with the classification of employees that receive stock option grants. No expense is recognized for any stock options ultimately forfeited because the recipients fail to meet vesting requirements. The Company also evaluates any subsequent changes to the respective option holders terms under the modification rules of ASC 718. If determined to be a modification, the Black-Scholes pricing model is updated as of the date of the modification resulting in a cumulative catch up to expense.
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
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with a term of more than 12 months. ASU 2016-02 was effective for the Company on October 1, 2019, and required a modified retrospective application. In July 2018, the FASB issued ASU 2018-11, “Leases (ASC 842) Targeted Improvements,” which provided an additional transition method that allowed entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without restating prior periods. The Company has completed the necessary changes to the consolidated financial statements and related disclosures, internal controls, financial policies and information systems. On October 1, 2019, the Company adopted ASC 842 and related amendments using the modified retrospective method. Results for reporting periods beginning after October 1, 2019, are presented under ASC 842, while prior period amounts continue to be reported under ASC 840, “Leases." The Company elected to apply the package of practical expedients permitted within the new standard, which among other things, allow the carry forward of historical lease classification of existing leases. Additionally, the adoption of the new standard resulted in the recording of lease assets and lease liabilities for operating leases of $99 million and $105 million, respectively, as of October 1, 2019. The effects of our transition to ASC 842 resulted in no cumulative adjustment to retained earnings in the period of adoption. The adoption of the standard did not have a material impact on our results of operations or cash flows. Refer to Note 19, "Leases," for additional disclosures.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)," which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses, and will apply to most financial assets measured at amortized cost (e.g., trade, unbilled and other receivables). ASU 2016-13 is effective for the Company on October 1, 2020 and will not materially impact the Company’s results of operations and financial condition upon adoption.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (ASC 715-20)." ASC 715-20 modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASC 715-20 also requires an entity to disclose the weighted-average interest crediting rates for cash balance plans and to explain the reasons for significant gains and losses related to changes in the benefit obligation. The Company adopted this standard in the fourth quarter of fiscal 2020. ASC 715-20 did not have a material impact on our consolidated financial statements and disclosures.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
In March 2020, the Securities and Exchange Commission adopted amendments to simplify the financial disclosure requirements for guarantors and issuers of guaranteed securities registered under Rule 3-10 of Regulation S-X. As permitted, the Company elected to early adopt these amendments during the third quarter of fiscal 2020. The amendments replace the consolidating financial information with summarized financial information of the issuers and guarantors, require expanded qualitative disclosures with respect to information about guarantors, the terms and conditions of guarantees and the factors that may affect payment, and permit these disclosures to be provided outside the notes to the parent company’s annual and interim consolidated financial statements. The Company has provided this information in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform." ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as LIBOR. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in ASU 2020-04 are effective through December 31, 2022. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements and disclosures.
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
We consider the contractual consideration payable by the customer and assesses variable consideration that may affect the total transaction price. Variable consideration is included in the estimated transaction price when there is a basis to reasonably estimate the amount, including whether the estimate should be constrained in order to avoid a significant reversal of revenue in a future period. These estimates are based on historical experience, anticipated performance under the terms of the contract and our best judgment at the time.

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
The Company pays sales commissions that relate to contracts for products or services that are satisfied at a point in time or over a period of one year or less and are expensed as incurred. These costs are reported as a component of selling and administrative expenses in the consolidated statements of income.
In fiscal 2020, no customer individually accounted for 10% or more of the Company’s net sales. In fiscal 2019, one customer accounted for approximately 11% of the Company’s net sales, which was split approximately 60% and 40% between the Airframe and Power & Control segments, respectively. In fiscal 2018, one customer accounted for approximately 11% of the Company’s net sales and a second customer accounted for approximately 10% of the Company’s net sales, each of which were split approximately evenly between the Power & Control and Airframe segments.
Sales to foreign customers, primarily in Western Europe, Canada and Asia, were $1,696 million, $1,778 million and $1,355 million during the fiscal years ended 2020, 2019 and 2018.
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

	September 30, 2020	September 30, 2019	Change
Contract assets, current (1)	$36	$44	$(8)
Contract assets, non-current (2)	6	7	(1)
Total contract assets	42	51	(9)
Contract liabilities, current (3)	18	18	—
Contract liabilities, non-current (4)	9	13	(4)
Total contract liabilities	27	31	(4)
Net contract assets	$15	$20	$(5)
(1)Included in prepaid expenses and other on the consolidated balance sheets.
(2)Included in other non-current assets on the consolidated balance sheets.
(3)Included in accrued liabilities on the consolidated balance sheets.
(4)Included in other non-current liabilities on the consolidated balance sheets.
For the fiscal year ended September 30, 2020, the revenue recognized that was previously included in contract liabilities was not material.
Refer to Note 17, “Segments”, for disclosures related to the disaggregation of revenue.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Fiscal Years Ended September 30,
	2020	2019	2018
Numerator for earnings per share:
Income from continuing operations	$653	$841	$962
Less: Net income attributable to noncontrolling interests	(1)	(2)	—
Net income from continuing operations attributable to TD Group	652	839	962
Less: Special dividends declared or paid on participating securities, including dividend equivalent payments	(185)	(111)	(56)
	467	728	906
Income (Loss) from discontinued operations, net of tax	47	51	(5)
Net income applicable to TD Group common stockholders - basic and diluted	$514	$779	$901
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	53.9	53.1	52.3
Vested options deemed participating securities	3.4	3.2	3.3
Total shares for basic and diluted earnings per share	57.3	56.3	55.6

Earnings per share from continuing operations—basic and diluted	$8.14	$12.94	$16.28
Earnings (Loss) per share from discontinued operations—basic and diluted	0.82	0.90	(0.08)
Earnings per share	$8.96	$13.84	$16.20
7.    TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable consist of the following (in millions):

	September 30, 2020	September 30, 2019
Trade accounts receivable—gross	$757	$1,085
Allowance for uncollectible accounts	(37)	(17)
Trade accounts receivable—net	$720	$1,068
At September 30, 2020, one customer individually accounted for approximately 10% of the Company’s trade accounts receivable. In addition, approximately 41% of the Company’s trade accounts receivable was due from entities that operate principally outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.
The increase in the allowance for uncollectible accounts for the fiscal year ended September 30, 2020 is primarily driven by an increase in estimated losses from certain commercial aerospace customers that have been more adversely affected by the COVID-19 pandemic.

8.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2020	September 30, 2019
Raw materials and purchased component parts	$881	$805
Work-in-progress	358	360
Finished goods	222	192
Total	1,461	1,357
Reserves for excess and obsolete inventory	(178)	(124)
Inventories—Net	$1,283	$1,233
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2020	September 30, 2019
Land and improvements	$103	$96
Buildings and improvements	350	408
Machinery, equipment and other	782	628
Construction in progress	57	52
Total	1,292	1,184
Accumulated depreciation	(540)	(427)
Property, plant and equipment—net	$752	$757
10.    INTANGIBLE ASSETS
Other intangible assets - net in the consolidated balance sheets consist of the following at September 30 (in millions):

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$958	$—	$958	$956	$—	$956
Technology	1,842	589	1,253	1,806	496	1,310
Order backlog	93	93	—	107	45	62
Customer relationships	443	52	391	438	30	408
Other	18	10	8	17	9	8
Total	$3,354	$744	$2,610	$3,324	$580	$2,744
Information regarding the amortization expense of amortizable intangible assets is detailed below (in millions):
Annual Amortization Expense:

Fiscal years ended September 30,
2020	$169
2019	135
2018	72
Estimated Amortization Expense:

Fiscal years ending September 30,
2021	$115
2022	114
2023	114
2024	114
2025	114

The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2019 and 2020 were as follows (in millions):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2018	$3,678	$2,452	$93	$6,223
Goodwill acquired during the year (Note 2)	469	1,180	546	2,195
Divestiture of goodwill acquired	—	—	(43)	(43)
Reclass of goodwill acquired to assets held-for-sale (Note 23)	—	—	(480)	(480)
Purchase price allocation adjustments(1)	(9)	(23)	—	(32)
Currency translation adjustments	(17)	(11)	(15)	(43)
Balance at September 30, 2019	4,121	3,598	101	7,820
Purchase price allocation adjustments(1)	(1)	39	—	38
Currency translation adjustments	21	10	—	31
Balance at September 30, 2020	$4,141	$3,647	$101	$7,889

(1) Primarily relates to opening balance sheet adjustments recorded by the reporting units acquired from Esterline up to the expiration of the one year measurement period in March 2020.
11.    ACCRUED LIABILITIES
Accrued liabilities consist of the following (in millions):

	September 30, 2020	September 30, 2019
Compensation and related benefits	$173	$178
Interest	178	93
Interest rate swap agreements	56	13
Product warranties	32	34
Dividend equivalent payments—current (Note 18)	72	64
Environmental and other litigation reserves	15	12
Income taxes payable	19	44
Loss contract reserves	42	64
Other	186	173
Total	$773	$675

12.    DEBT
The Company’s debt consists of the following (in millions):

	September 30, 2020
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$7,449	$(48)	$(23)	$7,378
Revolving credit facility	200	—	—	200
2024 Notes	1,200	(5)	—	1,195
2025 Notes	750	(3)	3	750
2025 Secured Notes	1,100	(9)	—	1,091
6.375% 2026 Notes	950	(6)	—	944
6.875% 2026 Notes	500	(4)	(3)	493
2026 Secured Notes	4,400	(55)	5	4,350
7.50% 2027 Notes	550	(5)	—	545
5.50% 2027 Notes	2,650	(21)	—	2,629
Government refundable advances	28	—	—	28
Finance lease obligations	57	—	—	57
	19,834	(156)	(18)	19,660
Less: current portion	277	(1)	—	276
Long-term debt	$19,557	$(155)	$(18)	$19,384

	September 30, 2019
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,524	$(58)	$(17)	$7,449
2022 Notes	1,150	(4)	—	1,146
2024 Notes	1,200	(6)	—	1,194
2025 Notes	750	(3)	3	750
6.375% 2026 Notes	950	(7)	—	943
6.875% 2026 Notes	500	(6)	(3)	491
2026 Secured Notes	4,000	(60)	2	3,942
7.50% 2027 Notes	550	(5)	—	545
Government refundable advances	39	—	—	39
Finance lease obligations	50	—	—	50
	16,713	(149)	(15)	16,549
Less: current portion	81	(1)	—	80
Long-term debt	$16,632	$(148)	$(15)	$16,469

Issuance of Senior Subordinated Notes due 2027
On October 29, 2019, the Company entered into a purchase agreement in connection with a private offering of $2,650 million in new 5.50% senior subordinated notes due 2027. The 5.50% 2027 Notes were issued pursuant to an indenture, dated as of November 13, 2019, among TransDigm, as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm named therein, as guarantors.
The 5.50% 2027 Notes bear interest at the rate of 5.50% per annum, which accrues from November 13, 2019 and is payable in arrears on May 15th and November 15th of each year, commencing on May 15, 2020. The 5.50% 2027 Notes mature on November 15, 2027, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $23.8 million and expensed $1.1 million of refinancing costs representing debt issue costs associated with the 5.50% 2027 Notes during the fiscal year ended September 30, 2020.
Repurchase of Senior Subordinated Notes due 2022
On October 29, 2019, the Company announced a cash tender offer for any and all of its 2022 Notes outstanding. On November 26, 2019, the Company redeemed the principal amount of $1,150 million, plus accrued interest of approximately $25.5 million and early redemption premium of $17.3 million.
The Company wrote off $3.8 million in unamortized debt issue costs during the fiscal year ended September 30, 2020 in conjunction with the redemption of the 2022 Notes.
Amendment No. 7 and Refinancing Facility Agreement
On February 6, 2020, the Company entered into Amendment No. 7 to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”).
Under the terms of Amendment No. 7, the Company, among other things, (i) incurred new tranche E term loans in an aggregate principal amount equal to approximately $2,216 million, new tranche F term loans in an aggregate principal amount equal to approximately $3,515 million and new tranche G term loans, in an aggregate principal amount equal to approximately $1,774 million, (ii) repaid in full all of the prior existing tranche E term loans, tranche F term loans and tranche G term loans outstanding under the Credit Agreement immediately prior to Amendment No. 7 and (iii) extend the maturity date of the new tranche F term loans to December 9, 2025. The New Term Loans were fully drawn on February 6, 2020. The LIBOR per annum applicable to the New Term Loans is 2.25%, a decrease from the 2.50% rate that previously applied.
In addition to a discount of $8.8 million recorded in conjunction with the new tranche F term loans, the Company capitalized $3.4 million and expensed $4.5 million of refinancing costs representing debt issue costs associated with Amendment No. 7 during the fiscal year ended September 30, 2020.
Revolving Credit Facility
On March 24, 2020, the Company drew $200 million on its revolving credit facility to increase the Company's liquidity as a precautionary response to macroeconomic conditions caused by the COVID-19 pandemic. The revolving credit facility bears interest at a rate of 3.00% plus 0.75% or LIBOR, whichever is greater. At September 30, 2020, the applicable interest rate was 3.75%. As of September 30, 2020, the Company had $39.4 million in letters of credit outstanding and $520.6 million of borrowings available under the revolving credit facility.
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
The Company capitalized $10.1 million of refinancing costs representing debt issue costs associated with the 2025 Secured Notes during the fiscal year ended September 30, 2020.

Issuance of Senior Secured Notes due 2026
On April 17, 2020, the Company entered into a purchase agreement in connection with a private offering of $400 million in aggregate principal amount of 6.25% Senior Secured Notes due 2026 at an issue price of 101% of the principal amount. The 6.25% 2026 New Notes are an additional issuance of the Company's existing 2026 Secured Notes, and were issued under the indenture dated as of February 13, 2019 pursuant to which the Company previously issued $4,000 million. The 6.25% 2026 New Notes are the same class and series as, and otherwise identical to, the 2026 Secured Notes other than with respect to the date of issuance and issue price.
The 6.25% 2026 New Notes bear interest at a rate of 6.25% per annum, which accrues from March 15, 2020 and is payable semiannually in arrears on March 15th and September 15th of each year, commencing on September 15, 2020. The 6.25% 2026 New Notes mature on March 15, 2026, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $5.4 million of refinancing costs representing debt issue costs associated with the 6.25% 2026 New Notes during the fiscal year ended September 30, 2020.
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
On July 22, 2020, the Company amended the Securitization Facility to extend the maturity date to July 27, 2021. As of September 30, 2020, the Company has borrowed $350 million under the Securitization Facility, which bears interest at a rate of 1.35% plus 0.50% or LIBOR, whichever is greater. At September 30, 2020, the applicable interest rate was 1.85%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Government Refundable Advances
Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC Electronics, which is a subsidiary of TransDigm. As of September 30, 2020 and 2019, the outstanding balance of these advances were $28.4 million and $39.2 million, respectively.
Obligations under Finance Leases
The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $56.8 million and $49.9 million at September 30, 2020 and 2019, respectively. Refer to Note 19, “Leases,” for further disclosure of the Company’s lease obligations.
Term Loans
As of September 30, 2020 and 2019, TransDigm had $7,449 million and $7,524 million in fully drawn term loans and $760 million in revolving commitments, of which $521 million and $719 million was available to the Company as of September 30, 2020 and 2019, respectively. The term loans consist of three tranches as follows (in millions):

Term Loan Facility	Maturity Date	Interest Rate	Aggregate Principal as of September 30,
			2020	2019
Tranche E	May 30, 2025	LIBOR + 2.25%	$2,199	$2,221
Tranche F	December 9, 2025	LIBOR + 2.25%	$3,489	$3,524
Tranche G	August 22, 2024	LIBOR + 2.25%	$1,761	$1,779
The interest rates per annum applicable to all of the existing tranches of term loans are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR is not subject to a floor. At September 30, 2020 and 2019, the applicable interest rates for all existing tranches were 2.41% and 4.83%, respectively.

Refinancing Costs
During the fiscal year ended September 30, 2020, the Company recorded refinancing costs of $28 million primarily representing the early redemption premium paid in connection with the repurchase of the $1,150 million 6.00% 2022 Notes, and also the execution of Amendment No. 7 and the Refinancing Facility Agreement. During the fiscal year ended September 30, 2019, the Company recorded refinancing costs of $3 million representing the early redemption premium paid in connection with the repurchase of the $550 million 2020 Senior Subordinated Notes and issuance of the $4.0 billion 2026 Senior Secured Notes. During the fiscal year ended September 30, 2018, the Company recorded refinancing costs of $6 million representing the refinancing of term loans, and issuance of the $500 million 6.875% Senior Subordinated Notes.
Interest Rate Swap and Cap Agreements
See Note 21, “Derivatives and Hedging Activities,” for information about how our interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facilities.
Secured Notes
TransDigm Inc.’s 2025 Secured Notes and 2026 Secured Notes jointly and severally guaranteed, on a senior basis, by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable Indentures. The Secured Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the notes.
Subordinated Notes
TransDigm Inc.'s 2024 Notes, 2025 Notes, 6.375% 2026 Notes, 7.50% 2027 Notes and 5.50% 2027 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable Indenture. TransDigm UK's 6.875% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable Indenture. The Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the notes.
Debt Repayment Schedule
At September 30, 2020, future maturities of long-term debt (includes finance leases) are as follows (in millions):

Fiscal years ending September 30,
2021	$77
2022	81
2023	281
2024	2,970
2025	2,902
Thereafter	13,523
$19,834

13.    RETIREMENT PLANS
The Company maintains certain non-contributory defined benefit pension plans. The plans provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under tax and statutory regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans. In addition, the Company makes actuarially computed contributions to these plans as necessary to adequately fund benefits. The Company’s funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).
The Company sponsors a number of U.S. defined benefit pension plans, with the largest plan being the Esterline Retirement Plan (“ERP”). Under the ERP, pension benefits are primarily earned under a cash balance formula with annual pay credits ranging from 2% to 6%. The weighted average interest crediting rate for the plan is 5.50% for fiscal years 2020 and 2019. The Company also sponsors other retirement benefit plans for certain employees in the U.S., such as non-contributory health care and life insurance plans.

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
The accumulated benefit obligation and projected benefit obligation for the U.S. plans are $358.1 million and $366.2 million, respectively, with plan assets of $342.0 million as of September 30, 2020. The underfunded status for the Company’s U.S. plans is $24.2 million at September 30, 2020, all of which is for the Company’s qualified U.S. plans. As of September 30, 2020, a $19.4 million decrease to the projected benefit obligation is due to settlements that occurred in fiscal 2020. Contributions to the Company’s qualified and non-qualified U.S. plans totaled $1.7 million and $19.8 million, respectively, in fiscal 2020. Contributions to the Company’s qualified and non-qualified U.S. plans totaled $1.4 million and $0.9 million, respectively, in fiscal 2019. There is an expected funding requirement of $0.9 million for fiscal 2021 for the qualified U.S. pension plans maintained by the Company.
The accumulated benefit obligation and projected benefit obligation for the non-U.S. plans are $237.2 million and $247.8 million, respectively, with plan assets of $204.3 million as of September 30, 2020. The underfunded status for these non-U.S. plans is $47.5 million at September 30, 2020. As of September 30, 2020, a $40.1 million decrease to the projected benefit obligation is due to settlements that occurred in fiscal 2020. Contributions to the non-U.S. plans totaled $8.3 million and $2.7 million in fiscal 2020 and 2019, respectively. The expected funding requirement for fiscal 2021 for the non-U.S. plans is $3.1 million.

	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans
Principal assumptions as of year end:	2020	2019	2020	2019
Discount rate	2.47%	3.03%	1.90%	2.20%
Rate of increase in future compensation levels	4.45%	4.48%	2.90%	2.98%
Assumed long-term rate of return on plan assets	5.99%	6.00%	3.69%	4.16%

	U.S. Post-Retirement Pension Plans		Non-U.S. Post Retirement Pension Plans
Principal assumptions as of year end:	2020	2019	2020	2019
Discount rate	1.99%	2.86%	2.28%	2.68%
Initial weighted average health care trend rate	7.27%	7.46%	5.50%	5.60%
Ultimate weighted average health care trend rate	6.00%	6.00%	4.10%	4.10%
The Company uses discount rates developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $20.3 million or increased $17.1 million, respectively. Had the discount rate increased or decreased by 25 basis points, fiscal 2020 net periodic benefit cost for the pension plans would have increased $0.2 million or decreased $0.1 million, respectively. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, the Company considers the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. Had the expected return on assets increased or decreased by 25 basis points, fiscal 2020 net periodic benefit cost would have decreased $1.3 million or increased $1.3 million, respectively. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2021.
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

Allocations by investment type are as follows:

		Actual
Plan assets allocation as of fiscal year end:	Target	2020	2019
Equity securities	35 - 70%	39.1%	35.1%
Debt securities	30 - 65%	57.0%	59.5%
Cash	—%	3.9%	5.4%
Total		100.0%	100.0%

The following table presents the fair value of the Company’s pension plan assets as of September 30, 2020, by asset category segregated by level within the fair value hierarchy, as described in Note 20, “Fair Value Measurements” (in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Total
Investments measured at fair value by category:
Equity Funds:(1)
U.S. Equity Securities	$4	$—	$4
Non-U.S. Equity Securities	48	—	48
Fixed Income Securities:(2)
Non-U.S. Foreign Commercial and Government Bonds	—	58	58
Cash and Cash Equivalents(3)	22	—	22
	$74	$58	$132
Investments measured at net asset value by category:(4)
Equity Funds:(1)
Commingled Trust Funds - Non-U.S. Securities			153
Non-U.S. Equity Securities			9
Fixed Income Securities:(2)
U.S. Government Bonds and Securities			80
U.S Corporate Bonds			123
Non-U.S. Corporate Bonds			18
Non-U.S. Foreign Commercial and Government Bonds			31
Total			$546

The following table presents the fair value of the Company’s pension plan assets as of September 30, 2019, by asset category segregated by level within the fair value hierarchy, as described in Note 20, “Fair Value Measurements” (in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Total
Investments measured at fair value by category:
Equity Funds:(1)
U.S. Equity Securities	$3	$—	$3
Non-U.S. Equity Securities	48	—	48
Fixed Income Securities:(2)
Non-U.S. Foreign Commercial and Government Bonds	—	86	86
Cash and Cash Equivalents(3)	30	—	30
	$81	$86	$167
Investments measured at net asset value by category:(4)
Equity Funds:(1)
Commingled Trust Funds - Non-U.S. Securities			142
Fixed Income Securities:(2)
U.S. Government Bonds and Securities			86
U.S Corporate Bonds			108
Non-U.S. Corporate Bonds			18
Non-U.S. Foreign Commercial and Government Bonds			30
Total			$551

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
(4) These investments are valued at the net asset value (“NAV”) of units held. The NAV is used to estimate fair value and is based on the fair value of the underlying investments held by the fund less its liability.
Net periodic pension cost for the Company’s U.S. and non-U.S. defined benefit pension plans at the end of each fiscal year consisted of the following (in millions):

	Defined Benefit Pension Plans
	2020		2019		2018
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$9	$6	$5	$3	$1	$1
Interest cost	10	5	7	5	1	2
Expected return on plan assets	(19)	(8)	(10)	(6)	(1)	(3)
Amortization of actuarial loss (gain)	1	1	—	—	—	1
Curtailment/settlement loss (gain)	(1)	(1)	—	—	—	—
Net periodic pension cost	$—	$3	$2	$2	$1	$1

Net periodic pension cost for the Company’s U.S. and non-U.S. post-retirement pension plans was less than $1 million at the end of fiscal year 2020, 2019 and 2018.
The components of net periodic pension costs other than service cost are included in other (income) expense in the consolidated statements of income.
The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2020 and 2019 were as follows (in millions):

	Defined Benefit Pension Plans				Post-Retirement Pension Plans
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Benefit Obligations
Beginning balance	$379	$270	$19	$73	$1	$14	$1	$—
Currency translation adjustment	—	5	—	(4)	—	—	—	—
Service cost	9	6	5	3	—	—	—	—
Interest cost	10	5	8	5	—	—	—	—
Plan participant contributions	—	1	—	—	—	—	—	—
Actuarial loss	10	13	43	28	—	1	—	1
Acquisitions	—	—	318	171	—	—	—	13
Curtailments	—	(2)	—	—	—	—	—	—
Settlements	(20)	(40)	—	—	—	—	—	—
Other adjustments	—	—	—	1	—	—	—	—
Benefits paid	(22)	(10)	(14)	(7)	—	(1)	—	—
Ending balance	$366	$248	$379	$270	$1	$14	$1	$14
Plan Assets - Fair Value
Beginning balance	$318	$234	$9	$60	$—	$—	$—	$—
Currency translation adjustment	—	3	—	(3)	—	—	—	—
Realized and unrealized gain on plan assets	44	8	31	19	—	—	—	—
Plan participants contributions	—	1	—	—	—	—	—	—
Company contributions	21	8	2	3	—	1	—	—
Settlements	(19)	(40)	—	—	—	—	—	—
Acquisitions	—	—	290	162	—	—	—	—
Other adjustments	—	—	—	—	—	—	—	—
Expenses paid	—	—	—	—	—	—	—	—
Benefits paid	(22)	(10)	(14)	(7)	—	(1)	—	—
Ending balance	$342	$204	$318	$234	$—	$—	$—	$—
Funded Status
Fair value of plan assets	$342	$204	$318	$234	$—	$—	$—	$—
Benefit obligations	(366)	(248)	(379)	(270)	(1)	(14)	(1)	(14)
Net amount recognized	$(24)	$(44)	$(61)	$(36)	$(1)	$(14)	$(1)	$(14)
Amount Recognized on Consolidated Balance Sheet
Non-current asset	$—	$4	$—	$4	$—	$—	$—	$—
Current liability	(1)	(1)	(2)	—	—	(1)	—	(1)
Non-current liability	(23)	(47)	(59)	(40)	(1)	(13)	(1)	(13)
Net amount recognized	$(24)	$(44)	$(61)	$(36)	$(1)	$(14)	$(1)	$(14)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$12	$35	$28	$23	$—	$2	$—	$1
Prior service cost	1	1	1	1	—	—	—	—
Ending balance	$13	$36	$29	$24	$—	$2	$—	$1
The accumulated benefit obligation for all pension plans was $595.3 million at September 30, 2020 and $623.8 million at September 30, 2019.

Estimated future benefit payments expected to be paid from the pension and post-retirement benefit plans or from the Company’s assets are as follows (in millions):

Fiscal Year
2021	$31
2022	31
2023	32
2024	33
2025	34
2026 - 2030	182
Defined Contribution Plans
The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s U.S. employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the fiscal years ended September 30, 2020, 2019 and 2018 was approximately $25.3 million, $24.5 million and $14.9 million, respectively.
14.    INCOME TAXES
The Company’s income from continuing operations before income taxes includes the following components for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2020	2019	2018
United States	$635	$878	$827
Foreign	105	185	159
	$740	$1,063	$986
The Company’s income tax provision on income from continuing operations consists of the following for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2020	2019	2018
Current
Federal	$26	$154	$137
State	3	15	12
Foreign	34	54	27
	63	223	176
Deferred	24	(1)	(152)
	$87	$222	$24

The differences between the income tax provision on income from continuing operations at the federal statutory income tax rate and the tax provision shown in the accompanying consolidated statements of income for the periods shown below are as follows (in millions):

	Fiscal Years Ended September 30,
	2020	2019	2018
Tax at statutory rate of 21% (21% for fiscal 2019 and 24.5% for fiscal 2018 )	$155	$223	$242
Stock compensation	(79)	(58)	(51)
Domestic manufacturing deduction	—	—	(15)
U.S. tax reform(1)	—	—	(146)
Foreign rate differential	5	2	(14)
Foreign derived intangible income	(20)	(16)	—
Foreign tax credits	(5)	(18)	(3)
Changes in valuation allowances impacting results(2)	31	66	—
Other—net	—	23	11
Income tax provision	$87	$222	$24

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
(2)    Primarily relates to the Company’s business interest expense limitation pursuant to IRC §163(j) as modified by the Act. Such provision, as modified, is effective for the Company beginning in fiscal 2019. In general, the deduction for interest expense is limited to 30% (50% as modified by the CARES Act for the Company’s fiscal 2020 and 2021) of the sum of the Company’s adjusted taxable income (“ATI”) and its business interest income. Interest expense disallowed by such limitation, in a taxable year, may be carried forward indefinitely. Based upon available evidence, a valuation allowance was recorded for the resulting carryforward to reflect the Company’s belief that it is more likely than not that such deferred tax assets will not be realized.
The components of the deferred taxes consist of the following at September 30 (in millions):

	2020	2019
Deferred tax assets (liabilities):
Intangible assets	$(730)	$(710)
Property, plant and equipment	(59)	(64)
Employee benefits	110	123
Interest rate swaps and caps	92	55
U.S. interest expense limitation	87	65
Loss contract reserves	55	63
Net operating losses	54	58
Inventories	41	39
Non-U.S. income tax credits	21	24
U.S. income tax credits	17	17
Environmental reserves	12	10
Product warranty reserves	10	8
Other	9	4
Total	(281)	(308)
Add: Valuation allowance	(132)	(118)
Total net deferred tax	$(413)	$(426)

At September 30, 2020, the Company has state net operating loss carryforwards of approximately $1,482.1 million, Belgium net operating loss carryforwards of $47.0 million, German net operating loss carryforwards of $18.1 million and United Kingdom net operating loss carryforwards of approximately $12.3 million that expire in various years from 2020 to 2039. The Company had U.S. and non-U.S. tax credit carryforwards of $38.2 million that expire beginning in 2025.
The deferred tax assets for the interest expense limitation, net operating losses, and tax credit carryforwards are reduced by a valuation allowance for the amount of such assets that the Company believes will not be realized.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations for years before fiscal 2015.The Company is currently under examination for its federal income taxes in the U.S. for fiscal 2016, in Belgium for fiscal years 2016 through 2018, in Canada for fiscal years 2013 through 2015, and in France for fiscal years 2015 through 2018. The Company expects the examination in France to be completed during fiscal 2021. In addition, the Company is subject to state income tax examinations for fiscal years 2015 and later.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2020	2019
Balance at October 1	$37	$14

Additions based on tax positions related to the prior year	7	26
Additions based on tax positions related to the current year	2	—
Reductions based on tax positions related to the prior year	(1)	(2)
Settlement with tax authorities	(2)	—
Lapse in statute of limitations	(2)	(1)
Balance at September 30	$41	$37
Unrecognized tax benefits at September 30, 2020 and 2019, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $40.9 million and $36.7 million, respectively. The Company classifies all income tax related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2020 and 2019. As of September 30, 2020 and 2019, the Company accrued $8.7 million and $5.0 million, respectively, for the potential payment of interest and penalties. Within the next 12 months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $20.0 million resulting from resolution or closure of tax examinations. Any increase in the amount of unrecognized tax benefits within the next 12 months is expected to be insignificant.
15.    COMMITMENTS AND CONTINGENCIES
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
The Company’s consolidated balance sheets includes current environmental remediation obligations at September 30, 2020 and 2019 of $7.9 million and $9.4 million classified as a component of accrued liabilities, respectively, and non-current environmental remediation obligations at September 30, 2020 and 2019 of $43.1 million and $32.7 million classified as a component of other non-current liabilities, respectively.
Leach International Europe - Fire
On August 8, 2019, a fire caused significant damage to the Niort, France operating facility of Leach International Europe, a subsidiary of TransDigm. Leach International Europe’s results are reported within the Company’s Power & Control segment. The facility as well as certain machinery, equipment and inventory sustained damage. The Company suspended operations at the Niort facility as a result of the fire and transferred certain operations to temporary facilities until operations are fully restored at the rebuilt facility in Niort. The new facility is estimated to be complete and fully operational during the second quarter of fiscal 2021.
The Company’s insurance covers damage to the facility, equipment, inventory, and other assets, at replacement cost, as well as business interruption, and recovery-related expenses caused by the fire, subject to a $1 million deductible and certain sub-limits based on the nature of the covered item. Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory will not be recorded until all contingencies relating to the claim have been resolved. As of September 30, 2020, the Company has received approximately $27 million in insurance proceeds for property loss. The recoveries received were previously recorded as an insurance recovery receivable (classified as a component of prepaid expenses and other on the consolidated balance sheets) at the time of loss. For the fiscal year ended September 30, 2020, the Company incurred costs of approximately $17 million subject to coverage under the business interruption portion of the Company’s insurance policy. The timing of and amounts of insurance recoveries for business interruption are not known at this time.
16.    CAPITAL STOCK
TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2020 and 2019 was 58,612,028 and 57,623,311, respectively. The total number of shares held in treasury at September 30, 2020 and 2019 was 4,198,226 and 4,161,326, respectively. There were no shares of preferred stock outstanding at September 30, 2020 and 2019. The terms of the preferred stock have not been established.

On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. During March 2020, the Company repurchased 36,900 shares of its common stock at a gross cost of $18.9 million at the weighted average cost of $512.67 under the $650 million stock repurchase program. No repurchases were made under the program during the fiscal year ended September 30, 2019. As of September 30, 2020, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
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
The Esterline businesses were acquired during the second quarter of fiscal 2019 and preliminarily assessed as a separate segment of the Company. During the third quarter of fiscal 2019, the Esterline businesses were integrated into TransDigm's existing Power & Control, Airframe, and Non-Aviation segments. Previously reported operating results for the Esterline businesses were reclassified to conform to the presentation for the fiscal year ended September 30, 2020. The re-segmentation did not impact prior period results.
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

EBITDA As Defined is not a measurement of financial performance under U.S. GAAP. Although the Company uses EBITDA As Defined to assess the performance of its business and for various other purposes, the use of this non-GAAP financial measure as an analytical tool has limitations, and it should not be considered in isolation or as a substitute for analysis of the Company’s results of operations as reported in accordance with U.S. GAAP.
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
The following table presents net sales by reportable segment (in millions):

	Fiscal Years Ended September 30,
	2020	2019	2018
Net sales to external customers
Power & Control
Commercial OEM	$623	$686	$499
Commercial Aftermarket	673	769	665
Defense	1,399	1,281	975
Total Power & Control	2,695	2,736	2,139

Airframe
Commercial OEM	783	836	509
Commercial Aftermarket	689	865	701
Defense	781	628	321
Total Airframe	2,253	2,329	1,531

Total Non-aviation	155	158	141

	$5,103	$5,223	$3,811
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Fiscal Years Ended September 30,
	2020	2019	2018
EBITDA As Defined
Power & Control	$1,345	$1,395	$1,115
Airframe	955	1,063	759
Non-aviation	54	51	44
Total segment EBITDA As Defined	2,354	2,509	1,918
Unallocated corporate expenses	76	90	41
Total Company EBITDA As Defined	2,278	2,419	1,877
Depreciation and amortization	283	225	129
Interest expense - net	1,029	859	663
Acquisition-related costs	31	169	29
Stock compensation expense	93	93	58
Refinancing costs	28	3	6
COVID-19 pandemic & 737 MAX restructuring costs	54	—	—
Other, net	20	7	6
Income from continuing operations before income taxes	$740	$1,063	$986

The following table presents capital expenditures and depreciation and amortization by segment (in millions):

	Fiscal Years Ended September 30,
	2020	2019	2018
Capital expenditures
Power & Control	$89	$50	$39
Airframe	10	48	32
Non-aviation	4	3	2
Corporate	2	1	—
	$105	$102	$73
Depreciation and amortization
Power & Control	$117	$99	$67
Airframe	157	119	56
Non-aviation	7	6	5
Corporate	2	2	1
	$283	$226	$129
The following table presents total assets by segment (in millions):

	September 30, 2020	September 30, 2019
Total assets
Power & Control	$7,005	$7,037
Airframe	6,575	6,672
Non-aviation	251	262
Corporate	4,564	1,322
Assets of discontinued operations (Note 23)	—	962
	$18,395	$16,255
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
18.    STOCK-BASED COMPENSATION
The Company’s equity compensation plans are designed to assist the Company in attracting, retaining, motivating and rewarding key employees, directors or consultants, and promoting the creation of long-term value for stockholders by closely aligning the interests of these individuals with those of the Company’s stockholders. The Company’s equity compensation plans provide for the granting of stock options.
Non-cash stock compensation expense recognized by the Company during the fiscal years ended September 30, 2020, 2019 and 2018 was $92.7 million, $93.4 million and $58.5 million, respectively.
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2020, 2019 and 2018 was $157.41, $114.43 and $81.04, respectively.
Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods, adjusted for expected forfeitures. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2020, there was approximately $62.8 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 1.7 years.
On September 25, 2020, the Compensation Committee of the Board of Directors determined to allow the portion of options granted in fiscal 2020 with a scheduled vesting date in 2020 to vest, effective September 30, 2020, notwithstanding that performance criteria for such options would not be met. This action impacts options granted to approximately 85 individuals, including all of the independent directors and certain executive officers. This action was treated as a modification for accounting purposes under ASC 718. An additional $2.5 million of stock compensation expense for fiscal 2020 resulted from this modification.

The fair value of the Company’s employee stock options was estimated at the date of grant or modification using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2020	2019	2018
Risk-free interest rate	0.26% to 1.65%	2.33% to 3.03%	2.01% to 2.84%
Expected life of options	5 to 5.5 years	5.5 years	5.2 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	25% to 39%	25%	25%
The risk-free interest rate is based upon the Treasury bond rates as of the grant or modification date. The average expected life of stock-based awards is based on the Company’s actual historical exercise experience. Expected volatility of stock was calculated using a rate based upon the historical volatility of TransDigm’s common stock up to the date of grant or date of modification. The Company estimates stock option forfeitures based on historical data. The total number of stock options expected to vest is adjusted by actual and estimated forfeitures. Changes to the actual and estimated forfeitures will result in a cumulative adjustment in the period of change. Notwithstanding the special cash dividends declared and paid from time to time, the Company historically has not declared and paid regular cash dividends and does not anticipate declaring and paying regular cash dividends in future periods; thus, no dividend rate assumption is used.
The total fair value of options vested during fiscal years ended September 30, 2020, 2019 and 2018 was $97.2 million, $37.7 million and $44.4 million, respectively. The significant increase in the total fair value of options vested during fiscal year 2020 compared to fiscal years 2019 and 2018 resulted from substantially more options vesting and an increase in the fair value of options granted during the current fiscal year.
2019 Stock Option Plan
In August 2019, the Board of Directors of TD Group adopted a new stock option plan, which was subsequently approved by stockholders on October 3, 2019. The 2019 stock option plan permits TD Group to award stock options to our key employees, directors or consultants. The total number shares of TD Group common stock reserved for issuance or delivery under the 2019 stock option plan is 4,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. No grants have been made from TD Group’s 2019 stock option plan as of September 30, 2020.
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

Performance Vested Stock Options—Generally all of the options granted through September 30, 2020 under the 2014 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, generally all of the options granted will vest based on the Company’s achievement of established operating performance goals. As of September 30, 2020, the Company projected that the performance criteria is not expected to be acheived on the portion of options granted in fiscal 2020 with a scheduled vesting date of September 30, 2021 and beyond. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2020:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2019	3,167,458	$323.73
Granted	742,840	538.92
Exercised	(34,495)	284.21
Forfeited	(261,946)	372.81
Expired	—	—
Outstanding at September 30, 2020	3,613,857	$364.79	7.6 years	$398,716,843
Expected to vest	1,235,922	$332.98	7.5 years	$175,676,981
Exercisable at September 30, 2020	1,709,551	$336.58	7.2 years	$236,841,196
At September 30, 2020, there were 1,316,998 remaining shares available for award under TD Group’s 2014 stock option plan.
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
Performance Vested Stock Options—All of the options granted under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2020:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2019	3,134,022	$155.34
Granted	—	—
Exercised	(887,842)	115.15
Forfeited	(10,500)	226.34
Expired	—	—
Outstanding at September 30, 2020	2,235,680	$170.97	3.4 years	$679,982,072
Exercisable at September 30, 2020	2,235,680	$170.97	3.4 years	$679,982,072
The 2006 stock incentive plan expired on March 14, 2016 and no further shares were granted under the plan thereafter.
2003 Stock Option Plan
Certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. All shares had been issued as of September 30, 2013. As of September 30, 2020 and 2019, 829 and 77,829 options were outstanding and exercisable at a weighted average price per option of $130.09. As of September 30, 2020, the weighted average remaining contractual term of the 829 options outstanding and exercisable is 2.1 years and the aggregate intrinsic value is $0.3 million.

The total intrinsic value of performance options exercised during the fiscal years ended September 30, 2020, 2019 and 2018 was $394.2 million, $240.2 million and $192.5 million, respectively.
Dividend Equivalent Plans
Pursuant to the Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan, the Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan and the 2014 Stock Option Plan Dividend Equivalent Plan, all of the options granted under the existing stock option plans are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company.
Dividend equivalent payments on vested options were $184.9 million, $111.0 million and $56.1 million during the fiscal years ended September 30, 2020, 2019 and 2018, respectively. At September 30, 2020, there was $72.4 million recorded in accrued liabilities and $49.0 million accrued in other non-current liabilities on the consolidated balance sheets related to future dividend equivalent payments.
19.    LEASES
The Company leases certain manufacturing facilities, offices, land, equipment and vehicles. Such leases, some of which are noncancellable and, in many cases, include renewals, expire at various dates. Such options to renew are included in the lease term when it is reasonably certain that the option will be exercised. The Company’s lease agreements typically do not contain any significant residual value guarantees or restrictive covenants, and payments within certain lease agreements are adjusted periodically for changes in an index or rate.
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
The components of lease expense for the fiscal year ended September 30, 2020 are as follows (in millions):

	Classification	Fiscal Year Ended September 30, 2020
Operating lease cost	Cost of Sales or Selling and Administrative Expenses	$29
Finance lease cost
Amortization of leased assets	Cost of Sales	3
Interest on lease liabilities	Interest Expense - Net	4
Total lease cost		$36
Supplemental cash flow information related to leases for the fiscal year ended September 30, 2020 is as follows (in millions):

Fiscal Year Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$29
Operating cash outflows from finance leases	4
Financing cash outflows from finance leases	2

Lease assets obtained in exchange for new lease obligations:
Operating leases	$32

Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	September 30, 2020
Operating Leases
Operating lease right-of-use assets	Other Assets	$103

Current operating lease liabilities	Accrued Liabilities	22
Long-term operating lease liabilities	Other Non-current Liabilities	87
Total operating lease liabilities		$109

Finance Leases
Finance lease right-of-use assets, net	Property, Plant and Equipment—Net	$67

Current finance lease liabilities	Accrued Liabilities	2
Long-term finance lease liabilities	Other Non-current Liabilities	55
Total finance lease liabilities		$57

As of September 30, 2020, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	6.5 years
Finance leases	16.4 years

Weighted-average discount rate
Operating leases	6.2%
Finance leases	7.2%
    Maturities of lease liabilities at September 30, 2020 are as follows (in millions):

	Operating Leases	Finance Leases
2021	$28	$6
2022	24	6
2023	19	6
2024	16	6
2025	13	6
Thereafter	35	70
Total future minimum lease payments	135	100
Less: imputed interest	26	43
Present value of lease liabilities reported	$109	$57
Rental expense during the fiscal years ended September 30, 2019 and September 30, 2018 was $26 million and $19 million, respectively.
Future minimum rental commitments at September 30, 2019 under operating leases having initial or remaining non-cancellable lease terms exceeding one year are $22 million in fiscal 2020, $32 million in fiscal 2021, $17 million in fiscal 2022, $14 million in fiscal 2023, $13 million in fiscal 2024 and $28 million thereafter.

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		September 30, 2020		September 30, 2019
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$4,717	$4,717	$1,467	$1,467
Interest rate cap agreements(1)	2	—	—	1	1
Liabilities:
Interest rate swap agreements(2)	2	56	56	13	13
Interest rate swap agreements(3)	2	328	328	202	202
Foreign currency forward exchange contracts(3)	2	1	1	6	6
Short-term borrowings - trade receivable securitization facility(4)	1	349	349	350	350
Long-term debt, including current portion:
Term loans(4)	2	7,378	7,004	7,449	7,478
Revolving credit facility(4)	2	200	200	—	—
2022 Notes(4)	1	—	—	1,146	1,167
2024 Notes(4)	1	1,195	1,194	1,194	1,239
2025 Notes(4)	1	750	743	750	782
2025 Secured Notes(4)	1	1,091	1,194	—	—
6.375% 2026 Notes(4)	1	944	948	943	999
6.875% 2026 Notes(4)	1	493	500	491	535
6.25% 2026 Notes(4)	1	4,350	4,604	3,942	4,290
7.50% 2027 Notes(4)	1	545	569	545	595
5.50% 2027 Notes(4)	1	2,629	2,544	—	—
Government refundable advances	2	28	28	39	39
Finance lease obligations	2	57	57	50	50

(1)Included in other non-current assets on the consolidated balance sheets.
(2)Included in accrued liabilities on the consolidated balance sheets.
(3)Included in other non-current liabilities on the consolidated balance sheets.
(4)The carrying amount of the debt instrument is presented net of the debt issuance costs, premium and discount. Refer to Note 12, “Debt,” for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated book value due to the short-term nature of these instruments at September 30, 2020 and 2019.
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
Interest Rate Swap and Cap Agreements – Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under U.S. GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in the consolidated statements of income.

The following table summarizes the Company’s interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Conversion of Related Variable Rate Debt to Fixed Rate of:
$500	6/29/2018	3/31/2025	Tranche E	5.25% (3.0% plus the 2.25% margin percentage)
$750	6/30/2020	6/30/2022	Tranche E	4.75% (2.5% plus the 2.25% margin percentage)
$1,500	6/30/2022	3/31/2025	Tranche E	5.35% (3.1% plus the 2.25% margin percentage)
$1,000	6/28/2019	12/9/2025	Tranche F	4.05% (1.8% plus the 2.25% margin percentage)
$1,400	6/30/2021	12/9/2025	Tranche F	5.25% (3.0% plus the 2.25% margin percentage)
$500	12/30/2016	12/31/2021	Tranche G	4.15% (1.9% plus the 2.25% margin percentage)
$400	9/30/2017	9/30/2022	Tranche G	4.15% (1.9% plus the 2.25% margin percentage)
$900	12/31/2021	6/28/2024	Tranche G	5.35% (3.1% plus the 2.25% margin percentage)
$400	9/30/2022	6/28/2024	Tranche G	5.25% (3.0% plus the 2.25% margin percentage)
The following table summarizes the Company’s interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Debt	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$750	6/30/2020	6/30/2022	Tranche E	Three month LIBOR of 2.5%
$400	6/30/2016	6/30/2021	Tranche F	Three month LIBOR of 2.0%
$400	12/30/2016	12/31/2021	Tranche G	Three month LIBOR of 2.5%
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

	September 30, 2020		September 30, 2019
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$—	$—	$1	$—
Interest rate swap agreements(1)	—	(384)	—	(216)
Net derivatives as classified in the balance sheet(2)	$—	$(384)	$1	$(216)

(1)The increase in the interest rate swap liability is primarily attributable to a downward trend in LIBOR during fiscal 2020.
(2) Refer to Note 20, "Fair Value Measurements," for the consolidated balance sheet classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of September 30, 2020, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $10.3 million. During the fourth quarter of fiscal 2020, the $750 million notional amount interest rate swap agreement and the $750 million notional amount interest rate cap agreement, both with maturity dates of June 30, 2020, were settled. Upon the settlement of both agreements, the Company recognized interest expense of $2.2 million.

Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At September 30, 2020, the Company had outstanding foreign currency forward exchange contracts principally to sell U.S. dollars with notional amounts of $172.5 million. These notional values consist primarily of contracts for the Canadian dollar and European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. During the fiscal year ended September 30, 2020, the Company recognized losses on foreign currency forward exchange contracts designated as fair value hedges of $1.6 million in other (income) expense on the consolidated statements of income. During the fiscal year ended September 30, 2020, the Company recognized losses on foreign currency forward exchange contracts designated as cash flow hedges of $3.9 million in net sales on the consolidated statements of income. The losses were previously recorded as a component of accumulated other comprehensive (loss) income in stockholders' deficit.
During the fiscal year ended September 30, 2020, the Company recorded a loss of $0.7 million on foreign currency forward exchange contracts that have not been designated as accounting hedges. These foreign currency exchange losses are included in selling and administrative expenses.
Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive (loss) income in stockholders' deficit are reclassified into earnings when the hedged transaction settles. The Company expects to reclassify approximately $1.2 million of net losses into earnings over the next 12 months. The maximum duration of the Company’s foreign currency cash flow hedge contracts at September 30, 2020 was 12 months.
22.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table presents the components of accumulated other comprehensive (loss) income, net of taxes, for the fiscal years ended September 30, 2020, 2019 and 2018 (in millions):

	Unrealized (loss) gain on derivatives designated and qualifying as cash flow hedges(1)	Defined benefit pension plan activity(2)	Currency translation adjustment	Total
Balance at September 30, 2018	$67	$(11)	$(52)	$4
Cumulative effect of ASU 2018-02, adopted October 1, 2018	(2)	—	—	(2)
Current-period other comprehensive loss	(241)	(29)	(115)	(385)
Amounts reclassified from AOCI related to derivative instruments	4	—	—	4
Net current-period other comprehensive loss	(239)	(29)	(115)	(383)
Balance at September 30, 2019	(172)	(40)	(167)	(379)
Current-period other comprehensive (loss) gain	(130)	32	76	(22)
Balance at September 30, 2020	$(302)	$(8)	$(91)	$(401)

(1)Unrealized (loss) gain represents derivative instruments, net of taxes of $36, $70 and $(34) for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
(1)Defined benefit pension plan and other post-retirement plan activity represents pension liability adjustments, net of taxes of $(1), $9 and $(1) for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.

A summary of reclassifications out of accumulated other comprehensive (loss) income for the fiscal years ended September 30, 2020 and 2019 is provided below (in millions):

	Amount Reclassified
	Fiscal Years Ended September 30,
Description of reclassifications out of accumulated other comprehensive (loss) income	2020	2019
Amortization from redesignated interest rate swap and cap agreements(1)	$4	$3
Losses from settlement of foreign currency forward exchange contracts(2)	(4)	—
Deferred tax expense on reclassifications out of accumulated other comprehensive (loss) income	—	1
Losses reclassified into earnings, net of tax	$—	$4

(1)This component of accumulated other comprehensive (loss) income is included in interest expense. Refer to Note 21, “Derivatives and Hedging Activities,” for additional information.
(2)This component of accumulated other comprehensive (loss) income is included in net sales. Refer to Note 21, “Derivatives and Hedging Activities,” for additional information.
23.    DISCONTINUED OPERATIONS
The table below summarizes income (loss) from discontinued operations, net of tax, for the fiscal years ended September 30, 2020, 2019 and 2018 (in millions):

	Fiscal Year Ended September 30,
	2020	2019	2018
Net sales	$79	$294	$12
Income (loss) from discontinued operations, before income taxes	11	—	—
Income tax provision (benefit)	4	(13)	(2)
Income from discontinued operations, net of tax	7	13	2
Gain (loss) from sale of discontinued operations, net of tax	40	38	(7)
Income (loss) from discontinued operations, net of tax	$47	$51	$(5)
Fiscal Year 2020 Divestitures & Discontinued Operations
On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm’s Non-aviation segment. The divestiture represented a strategic shift in TransDigm’s business and, in accordance with U.S. GAAP, qualified as discontinued operations. Therefore, the results of operations of Souriau-Sunbank are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired.
Income from discontinued operations, net of tax, for the fiscal year ended September 30, 2020 was $47 million. This was comprised of $7 million income from Souriau-Sunbank's operations and a gain on the sale of Souriau-Sunbank of $40 million.
Fiscal Year 2019 Divestitures & Discontinued Operations
On September 20, 2019, TransDigm completed the divestiture of its EIT group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million. EIT was acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation in March 2019 and was included in TransDigm’s Non-aviation segment. The divestiture represented a strategic shift in TransDigm’s business and, in accordance with U.S. GAAP, qualified as discontinued operations. Therefore, the results of operations of EIT were presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired.
Income from discontinued operations, net of tax, was $51 million for the fiscal year ended September 30, 2019. This included income from operations of $13 million related to EIT and Souriau-Sunbank and a gain on the sale of EIT of $38 million.

Souriau-Sunbank’s net sales, loss from discontinued operations (before income tax) and income tax benefit were $199 million, $17 million and $14 million, respectively, for the fiscal year ended September 30, 2019.
EIT’s net sales, income from discontinued operations (before income tax) and income tax expense were $95 million, $17 million and $1 million, respectively, for the fiscal year ended September 30, 2019.
Cash related to discontinued operations, which was excluded from the consolidated statement of cash flows, included net cash provided by operating activities of $35 million and net cash used in investing activities of $11 million.
Fiscal Year 2018 Divestitures & Discontinued Operations
On January 26, 2018, the Company completed the sale of Schroth in a management buyout to a private equity fund and certain members of Schroth management for approximately $61 million. The Company previously acquired Schroth in February 2017. The results of operations of Schroth are presented in discontinued operations in the accompanying consolidated financial statements for the fiscal year ended September 30, 2018. The loss from discontinued operations, net of tax, was approximately $5 million in the consolidated statement of income for the fiscal year ended September 30, 2018.
Assets and Liabilities Held for Sale - Souriau-Sunbank
At September 30, 2019, Souriau-Sunbank’s assets held-for-sale and liabilities held-for-sale were $962 million and $157 million, respectively. Under U.S. GAAP, assets held for sale are to be reported at lower of its carrying amount or fair value less cost to sell. The following is the summarized balance sheet of Souriau-Sunbank’s assets held-for-sale and liabilities held-for-sale as of September 30, 2019 (in millions):

Assets and Liabilities of Discontinued Operations Held-for-Sale	Fiscal Year Ended September 30, 2019
Cash and cash equivalents	$29
Trade accounts receivable—Net	67
Inventories—Net	88
Prepaid expenses and other	2
Property, plant and equipment—Net	101
Goodwill	480
Other intangibles—Net	194
Other	1
Total assets of discontinued operations	$962

Accounts payable	$33
Accrued liabilities	55
Long-term debt	6
Deferred income taxes	42
Other	21
Total liabilities of discontinued operations	$157

24.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter Ended December 28, 2019	Second Quarter Ended March 28, 2020	Third Quarter Ended June 27, 2020	Fourth Quarter Ended September 30, 2020
	(in millions, except per share amounts)
Fiscal Year Ended September 30, 2020(1)
Net sales(2)	$1,465	$1,443	$1,022	$1,173
Gross profit(2)	801	818	491	536
Income (Loss) from continuing operations, net of tax(2)	234	323	(5)	101
Income (Loss) from discontinued operations, net of tax(2)	71	(4)	(1)	(19)
Less: Net income attributable to noncontrolling interests(2)	(1)	—	—	—
Net income (loss) attributable to TD Group(2)	$304	$319	$(6)	$82
Net income (loss) attributable to TD Group common stockholders(3)	$119	$319	$(6)	$82
Earnings (Loss) per share from continuing operations—basic and diluted(4)	$0.83	$5.63	$(0.09)	$1.76
Earnings (Loss) per share from discontinued operations—basic and diluted(4)	1.24	(0.07)	(0.01)	(0.33)
Earnings (Loss) per share(4)	$2.07	$5.56	$(0.10)	$1.43

	First Quarter Ended December 29, 2018	Second Quarter Ended March 30, 2019	Third Quarter Ended June 29, 2019	Fourth Quarter Ended September 30, 2019
	(in millions, except per share amounts)
Fiscal Year Ended September 30, 2019(1)
Net sales(2)	$993	$1,168	$1,521	$1,541
Gross profit(2)	564	650	713	882
Income from continuing operations, net of tax(2)	196	200	128	317
Income from discontinued operations, net of tax(2)	—	2	17	32
Less: Net income attributable to noncontrolling interests(2)	—	—	—	(2)
Net income attributable to TD Group(2)	$196	$202	$145	$347
Net income attributable to TD Group common stockholders(3)	$172	$202	$145	$260
Earnings per share from continuing operations—basic and diluted(4)	$3.05	$3.56	$2.27	$4.08
Earnings per share from discontinued operations—basic and diluted(4)	—	0.04	0.30	0.55
Earnings per share(4)	$3.05	$3.60	$2.57	$4.63

(1)Results adjusted to reflect amounts reclassified to discontinued operations due to the Company’s classification of Souriau-Sunbank and EIT at September 30, 2019, as discontinued operations. Refer to Note 23, “Discontinued Operations,” for additional information.
(2)The Company’s operating results include the results of operations of acquisitions from the effective date of each acquisition. Refer to Note 2 “Acquisitions and Divestitures,” for additional information.
(3)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends and dividend equivalent payments. Special dividend and dividend equivalent payments were $185 million, $24 million and $87 million, respectively, for the first quarter ended December 28, 2019, first quarter ended December 29, 2018 and fourth quarter ended September 30, 2019.
(4)The sum of the earnings per share for the four quarters in a year does not necessarily equal the total year earnings per share due to the weighted average number of shares outstanding in each quarter.
25.    SUBSEQUENT EVENTS
On October 26, 2020, the Company repaid $200 million of the revolving credit facility, in addition to $0.5 million of accrued interest.

TRANSDIGM GROUP INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2020, 2019, AND 2018
(Amounts in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions from Reserve(1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions & Purchase Price Adjustments
Fiscal Year Ended September 30, 2020
Allowance for uncollectible accounts	$17	$21	$3	$(4)	$37
Inventory valuation reserves	124	34	37	(17)	178
Valuation allowance for deferred tax assets	118	15	(1)	—	132
Fiscal Year Ended September 30, 2019
Allowance for uncollectible accounts	$5	$5	$9	$(2)	$17
Reserve for excess and obsolete inventory	99	17	17	(9)	124
Valuation allowance for deferred tax assets	47	40	31	—	118
Fiscal Year Ended September 30, 2018
Allowance for uncollectible accounts	$4	$2	$1	$(2)	$5
Reserve for excess and obsolete inventory	80	15	11	(11)	95
Valuation allowance for deferred tax assets	33	14	—	—	47

(1)The amounts in this column represent charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2020

EXHIBIT NO.	DESCRIPTION
10.27	Form of Stock Option Agreement for options awarded in fiscal 2020*
10.52
Twelfth Amendment to the Receivables Purchase Agreement dated as of July 22, 2020, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group

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

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

*	Indicates management contract or compensatory plan contract or arrangement.