Form 10-Q
period 2021-01-02
TransDigm Group INC
filed 2021-02-09
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended January 2, 2021

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 54,688,918 as of January 25, 2021.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	January 2, 2021	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,907	$4,717
Trade accounts receivable—Net	627	720
Inventories—Net	1,284	1,283
Prepaid expenses and other	256	240
Total current assets	7,074	6,960
PROPERTY, PLANT AND EQUIPMENT—Net	777	752
GOODWILL	7,927	7,889
OTHER INTANGIBLE ASSETS—Net	2,604	2,610
DEFERRED INCOME TAXES	18	17
OTHER	157	167
TOTAL ASSETS	$18,557	$18,395

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$276	$276
Short-term borrowings—trade receivable securitization facility	350	349
Accounts payable	197	218
Accrued and other current liabilities	740	773
Total current liabilities	1,563	1,616
LONG-TERM DEBT	19,394	19,384
DEFERRED INCOME TAXES	437	430
OTHER NON-CURRENT LIABILITIES	884	933
Total liabilities	22,278	22,363
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 58,853,007 and 58,612,028 at January 2, 2021 and September 30, 2020, respectively	1	1
Additional paid-in capital	1,656	1,581
Accumulated deficit	(4,314)	(4,359)
Accumulated other comprehensive loss	(277)	(401)
Treasury stock, at cost; 4,198,226 shares at January 2, 2021 and September 30, 2020, respectively	(794)	(794)
Total TD Group stockholders’ deficit	(3,728)	(3,972)
NONCONTROLLING INTERESTS	7	4
Total stockholders’ deficit	(3,721)	(3,968)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,557	$18,395
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	January 2, 2021	December 28, 2019
NET SALES	$1,108	$1,465
COST OF SALES	567	664
GROSS PROFIT	541	801
SELLING AND ADMINISTRATIVE EXPENSES	197	201
AMORTIZATION OF INTANGIBLE ASSETS	29	40
INCOME FROM OPERATIONS	315	560
INTEREST EXPENSE—NET	267	248
REFINANCING COSTS	—	22
OTHER INCOME	(5)	(3)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	53	293
INCOME TAX PROVISION	3	59
INCOME FROM CONTINUING OPERATIONS	50	234
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	71
NET INCOME	50	305
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$50	$304
NET (LOSS) INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$(23)	$119
(Loss) Earnings per share attributable to TD Group common stockholders:
(Loss) Earnings per share from continuing operations—basic and diluted	$(0.42)	$0.83
Earnings per share from discontinued operations—basic and diluted	—	1.24
(Loss) Earnings per share	$(0.42)	$2.07
Cash dividends paid per common share	$—	$32.50
Weighted-average shares outstanding:
Basic and diluted	54.7	57.4
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	January 2, 2021	December 28, 2019
Net income	$50	$305
Less: Net income attributable to noncontrolling interests	—	(1)
Net income attributable to TD Group	$50	$304
Other comprehensive income, net of tax:
Foreign currency translation	111	98
Unrealized gain on derivatives	13	23
Pensions and other postretirement benefits	—	6
Other comprehensive income, net of tax, attributable to TD Group	124	127
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$174	$431
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE—September 30, 2019	57,623,311	$1	$1,379	$(3,120)	$(379)	(4,161,326)	$(775)	$10	$(2,884)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(6)	(6)
Special dividends and vested dividend equivalents declared	—	—	—	(1,864)	—	—	—	—	(1,864)
Accrued unvested dividend equivalents and other	—	—	—	(19)	—	—	—	—	(19)
Compensation expense recognized for employee stock options	—	—	23	—	—	—	—	—	23
Exercise of employee stock options	169,470	—	20	—	—	—	—	—	20
Net income attributable to TD Group	—	—	—	304	—	—	—	—	304
Foreign currency translation adjustments, net of tax	—	—	—	—	98	—	—	—	98
Unrealized gain on derivatives, net of tax	—	—	—	—	23	—	—	—	23
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	6	—	—	—	6
BALANCE—December 28, 2019	57,792,781	$1	$1,422	$(4,699)	$(252)	(4,161,326)	$(775)	$4	$(4,299)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE—September 30, 2020	58,612,028	$1	$1,581	$(4,359)	$(401)	(4,198,226)	$(794)	$4	$(3,968)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	3	3
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	43	—	—	—	—	—	43
Exercise of employee stock options	240,979	—	32	—	—	—	—	—	32
Net income attributable to TD Group	—	—	—	50	—	—	—	—	50
Foreign currency translation adjustments, net of tax	—	—	—	—	111	—	—	—	111
Unrealized gain on derivatives, net of tax	—	—	—	—	13	—	—	—	13
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—January 2, 2021	58,853,007	$1	$1,656	$(4,314)	$(277)	(4,198,226)	$(794)	$7	$(3,721)
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	January 2, 2021	December 28, 2019
OPERATING ACTIVITIES:
Net income	$50	$305
Net income from discontinued operations	—	(71)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29	29
Amortization of intangible assets	29	40
Amortization of debt issuance costs, original issue discount and premium	9	8
Amortization of loss contract reserves	(18)	(11)
Refinancing costs	—	22
Non-cash stock compensation	49	26
Deferred income taxes	5	(2)
Changes in assets/liabilities, net of effects from acquisitions of businesses:
Trade accounts receivable	86	51
Inventories	1	(69)
Income taxes receivable/payable	16	30
Other assets	3	(5)
Accounts payable	(20)	(14)
Accrued interest	7	88
Accrued and other liabilities	28	6
Net cash provided by operating activities	274	433
INVESTING ACTIVITIES:
Capital expenditures	(31)	(27)
Acquisition of businesses, net of cash acquired	(6)	—
Net proceeds from sale of businesses	8	904
Net cash (used in) provided by investing activities	(29)	877
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	32	20
Dividend equivalent payments	(73)	(64)
Repayment on term loans	(19)	—
Redemption of 6.00% senior subordinated notes due 2022, net	—	(1,168)
Proceeds from 5.50% senior subordinated notes due 2027, net	—	2,625
Financing costs and other, net	—	1
Net cash (used in) provided by financing activities	(60)	1,414
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5	3
NET INCREASE IN CASH AND CASH EQUIVALENTS	190	2,727
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,717	1,467
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,907	$4,194
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$252	$155
Cash (refunded) paid during the period for income taxes, net	$(5)	$29
See Notes to Condensed Consolidated Financial Statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEK PERIODS ENDED JANUARY 2, 2021 AND DECEMBER 28, 2019
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
Impact of COVID-19 Pandemic - Restructuring Costs
The commercial aerospace industry continues to be significantly disrupted, both domestically and internationally, by the COVID-19 pandemic resulting in ongoing business challenges. Material actions to reduce costs in response to the impact that the pandemic has had on operating results include: (1) reducing the Company's workforce to align operations with customer demand through a reduction in force or through a realignment of certain business units; (2) implementing unpaid furloughs and salary reductions; (3) delaying non-essential capital projects and (4) minimizing discretionary spending.
For the thirteen week period ended January 2, 2021, COVID-19 restructuring costs of approximately $20 million were incurred, of which $13 million was recorded in cost of sales and $7 million was recorded in selling and administrative expenses on the condensed consolidated statements of income. These costs are primarily related to the Company's actions to reduce its workforce to align with customer demand. Additionally, the Company incurred approximately $1 million in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). There were no COVID-19 restructuring costs or incremental costs incurred related to the pandemic for the thirteen week period ended December 28, 2019.
As of January 2, 2021 and September 30, 2020, the restructuring accrual associated with the costs incurred in response to the COVID-19 pandemic was approximately $27 million and $13 million, respectively. This accrual is recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets. The Company expects to incur and pay additional restructuring costs during fiscal 2021 related to the COVID-19 pandemic though at a reduced level in comparison to fiscal 2020. The Company continues to analyze its cost structure and may implement additional cost reduction measures as necessary due to the ongoing business challenges resulting from the COVID-19 pandemic.
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2020 included in TD Group’s Form 10-K filed on November 12, 2020. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2020 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended January 2, 2021 are not necessarily indicative of the results to be expected for the full year.

3.    ACQUISITIONS AND DIVESTITURES
Acquisitions
Cobham Aero Connectivity – On November 24, 2020, the Company entered into a definitive agreement to acquire Cobham Aero Connectivity (“CAC”) for approximately $959 million in cash. The acquisition was substantially completed on January 5, 2021 and financed through existing cash on hand. A portion of the acquisition representing approximately 2% of the purchase price remains subject to Finnish regulatory approval and is expected to close during the second quarter of fiscal 2021. CAC operates from two primary facilities (Marlow, United Kingdom and Prescott, Arizona) and is a leading provider of highly engineered antennas and radios for the aerospace end market. The products are primarily proprietary with significant aftermarket content and have a strong presence across major defense platforms as well as select commercial applications. CAC will be included in TransDigm's Airframe segment.
The acquisition will strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, improving our cost structure, and providing highly engineered value-added products to customers). The purchase price paid for the acquisition reflects the current earnings before interest, taxes, depreciation and amortization (EBITDA) and cash flows, as well as the future EBITDA and cash flows expected to be generated by the business, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.
Divestitures
Racal Acoustics – On January 29, 2021, TransDigm completed the divestiture of the Racal Acoustics business (“Racal”) to Invisio Communications AB for approximately $20 million in cash. Racal was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and is included in TransDigm's Non-aviation segment. During the first quarter of fiscal 2021, the Company determined Racal met the criteria to be classified as held for sale. Therefore, the assets and liabilities of Racal, which are not material, have been presented as held for sale in the condensed consolidated balance sheet as of January 2, 2021.
Avista – On November 17, 2020, TransDigm completed the divestiture of the Avista, Inc. business ("Avista") to Belcan, LLC ("Belcan") for approximately $8 million. Avista was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Airframe segment. During the fourth quarter of fiscal 2020, the Company determined Avista met the criteria to be classified as held for sale. Therefore, the assets and liabilities of Avista, which were not material, have been presented as held for sale in the condensed consolidated balance sheet as of September 30, 2020.
Souriau-Sunbank – On December 20, 2019, TransDigm completed the divestiture of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) to Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment. Refer to Note 18, "Discontinued Operations," for additional disclosures on the Souriau-Sunbank divestiture.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)," which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The Company adopted ASU 2016-13 on October 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements. Refer to Note 5, "Revenue Recognition," for additional disclosures.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for the Company on October 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impact of adopting this standard on our condensed consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform." This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this ASU are effective through December 31, 2022. The Company is currently evaluating the impact of adopting this standard on our condensed consolidated financial statements and disclosures.
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
The Company pays sales commissions that relate to contracts for products or services that are satisfied at a point in time or over a period of one year or less and are expensed as incurred. These costs are reported as a component of selling and administrative expenses in the condensed consolidated statements of income.

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

	January 2, 2021	September 30, 2020	Change
Contract assets, current (1)	$49	$36	$13
Contract assets, non-current (2)	2	6	(4)
Total contract assets	51	42	9
Contract liabilities, current (3)	19	18	1
Contract liabilities, non-current (4)	5	9	(4)
Total contract liabilities	24	27	(3)
Net contract assets	$27	$15	$12
(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
For the thirteen week period ended January 2, 2021, the revenue recognized that was previously included in contract liabilities was not material.
Refer to Note 13, “Segments,” for disclosures related to the disaggregation of revenue.
Allowance for Credit Losses - The Company's allowance for credit losses is the allowance for uncollectible accounts. The allowance for uncollectible accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected.
The Company’s method for developing its allowance for credit losses is based on historical write-off experience, the aging of receivables, an assessment of the creditworthiness of customers, economic conditions and other external market information. All provisions for allowances for uncollectible accounts are included in selling and administrative expenses.
The allowance for uncollectible accounts was $41 million and $37 million as of January 2, 2021 and September 30, 2020, respectively. The increase in the allowance for uncollectible accounts in the first quarter of fiscal 2021 is primarily driven by additional collectibility risk assessed on receivables from certain customers that have been significantly adversely impacted by the COVID-19 pandemic. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.

6.    (LOSS) EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted (loss) earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended
	January 2, 2021	December 28, 2019
Numerator for (loss) earnings per share:
Income from continuing operations	$50	$234
Less: Net income attributable to noncontrolling interests	—	(1)
Net income from continuing operations attributable to TD Group	50	233
Less: Special dividends declared or paid on participating securities, including dividend equivalent payments	(73)	(185)
Income from discontinued operations, net of tax	—	71
Net (loss) income applicable to TD Group common stockholders - basic and diluted	$(23)	$119
Denominator for basic and diluted (loss) earnings per share under the two-class method:
Weighted-average common shares outstanding	54.7	53.6
Vested options deemed participating securities	—	3.8
Total shares for basic and diluted (loss) earnings per share	54.7	57.4

(Loss) Earnings per share from continuing operations—basic and diluted	$(0.42)	$0.83
Earnings per share from discontinued operations—basic and diluted	—	1.24
(Loss) Earnings per share	$(0.42)	$2.07
7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out ("FIFO") methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	January 2, 2021	September 30, 2020
Raw materials and purchased component parts	$900	$881
Work-in-progress	360	358
Finished goods	213	222
Total	1,473	1,461
Reserves for excess and obsolete inventory	(189)	(178)
Inventories - Net	$1,284	$1,283
8.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in millions):

	January 2, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$963	$—	$963	$958	$—	$958
Technology	1,856	613	1,243	1,842	589	1,253
Order backlog	91	91	—	93	93	—
Customer relationships	449	58	391	443	52	391
Other	18	11	7	18	10	8
Total	$3,377	$773	$2,604	$3,354	$744	$2,610

The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended January 2, 2021 and December 28, 2019 was approximately $29 million and $40 million, respectively. The estimated amortization expense is $115 million for fiscal year 2021, $114 million for each of the following four succeeding fiscal years 2022 through 2025 and $109 million for fiscal year 2026.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2020 through January 2, 2021 (in millions):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2020	$4,141	$3,647	$101	$7,889
Goodwill acquired during the period	4	—	—	4
Reclassification of goodwill to assets held-for-sale (Note 3)	—	—	(8)	(8)
Currency translation adjustments	15	27	—	42
Balance at January 2, 2021	$4,160	$3,674	$93	$7,927
9.    DEBT
The Company’s debt consists of the following (in millions):

	January 2, 2021
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,429	$(46)	$(20)	$7,363
Revolving credit facility	200	—	—	200
6.50% senior subordinated notes due 2024 (2024 Notes)	1,200	(4)	—	1,196
6.50% senior subordinated notes due 2025 (2025 Notes)	750	(2)	2	750
8.00% senior secured notes due 2025 (2025 Secured Notes)	1,100	(9)	—	1,091
6.375% senior subordinated notes due 2026 (6.375% 2026 Notes)	950	(6)	—	944
6.875% senior subordinated notes due 2026 (6.875% 2026 Notes)	500	(4)	(3)	493
6.25% senior secured notes due 2026 (2026 Secured Notes)	4,400	(53)	5	4,352
7.50% senior subordinated notes due 2027 (7.50% 2027 Notes)	550	(4)	—	546
5.50% senior subordinated notes due 2027 (5.50% 2027 Notes)	2,650	(21)	—	2,629
Government refundable advances	30	—	—	30
Finance lease obligations	76	—	—	76
	19,835	(149)	(16)	19,670
Less: current portion	277	(1)	—	276
Long-term debt	$19,558	$(148)	$(16)	$19,394

	September 30, 2020
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$7,449	$(48)	$(23)	$7,378
Revolving credit facility	200	—	—	200
2024 Notes	1,200	(5)	—	1,195
2025 Notes	750	(3)	3	750
2025 Secured Notes	1,100	(9)	—	1,091
6.375% 2026 Notes	950	(6)	—	944
6.875% 2026 Notes	500	(4)	(3)	493
2026 Secured Notes	4,400	(55)	5	4,350
7.50% 2027 Notes	550	(5)	—	545
5.50% 2027 Notes	2,650	(21)	—	2,629
Government refundable advances	28	—	—	28
Finance lease obligations	57	—	—	57
	19,834	(156)	(18)	19,660
Less: current portion	277	(1)	—	276
Long-term debt	$19,557	$(155)	$(18)	$19,384
Accrued interest, which is classified as a component of accrued and other current liabilities, was $185.0 million and $177.6 million as of January 2, 2021 and September 30, 2020, respectively.
Subsequent Event - Issuance of Senior Subordinated Notes due 2029 – On January 14, 2021, the Company entered into a purchase agreement in connection with a private offering of $1,200 million of 4.625% Senior Subordinated Notes due 2029 (herein, the “2029 Notes”) at an issue price of 100% of the principal amount. The 2029 Notes were issued pursuant to an indenture, dated January 20, 2021, among TransDigm, Inc., as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm, Inc. named therein, as guarantors.
The 2029 Notes bear interest at the rate of 4.625% per annum, which accrues from January 14, 2021 and is payable in arrears on January 15th and July 15th of each year, commencing on July 15, 2021. The 2029 Notes mature on January 15, 2029, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture. The Company expects to use the net proceeds from the offering of the 2029 Notes to redeem all of its outstanding 2024 Notes.
Government Refundable Advances - Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC Electronics, which is a subsidiary of TransDigm. The balance was $29.8 million at January 2, 2021 and $28.4 million at September 30, 2020.
Obligations under Finance Leases - The Company leases certain buildings and equipment under finance leases. The present value of the minimum capital lease payments, net of the current portion, represents a balance of $75.6 million at January 2, 2021 and $56.8 million at September 30, 2020. Refer to Note 16, "Leases," for further disclosure on the Company's finance lease obligations.
10.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended January 2, 2021 and December 28, 2019, the effective income tax rate was 5.5% and 20.1%, respectively. The Company's lower effective tax rate for the thirteen week period ended January 2, 2021, which also was lower than the Federal statutory tax rate of 21%, was primarily due to the significant discrete impact of excess tax benefits associated with share-based payments.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations for years before fiscal 2015. The Company is currently under examination for its federal income taxes in the U.S. for fiscal 2016, in Belgium for fiscal years 2016 through 2018, in Canada for fiscal years 2013 through 2015, in France for fiscal years 2015 through 2018, and in Germany for fiscal years 2014 through 2017. The Company expects the examination in France to be completed during the current fiscal year. In addition, the Company is subject to state income tax examinations for fiscal years 2015 and later.
At January 2, 2021 and September 30, 2020, TD Group had $42.2 million and $40.9 million, respectively, in unrecognized tax benefits, the recognition of which would have an effect of approximately $37.0 million and $35.7 million on the effective tax rate at January 2, 2021 and September 30, 2020, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $22.0 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		January 2, 2021		September 30, 2020
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$4,907	$4,907	$4,717	$4,717
Foreign currency forward exchange contracts and other (1)	2	3	3	—	—
Liabilities:
Interest rate swap agreements (2)	2	66	66	56	56
Interest rate swap agreements (3)	2	302	302	328	328
Foreign currency forward exchange contracts and other (2)	2	—	—	1	1
Short-term borrowings - trade receivable securitization facility (4)	2	350	350	349	349
Long-term debt, including current portion:
Term loans (4)	2	7,363	7,223	7,378	7,004
Revolving credit facility (4)	2	200	200	200	200
2024 Notes (4)	1	1,196	1,218	1,195	1,194
2025 Notes (4)	1	750	772	750	743
2025 Secured Notes (4)	1	1,091	1,209	1,091	1,194
6.375% 2026 Notes (4)	1	944	983	944	948
6.875% 2026 Notes (4)	1	493	526	493	500
2026 Secured Notes (4)	1	4,352	4,686	4,350	4,604
7.50% 2027 Notes (4)	1	546	587	545	569
5.50% 2027 Notes (4)	1	2,629	2,763	2,629	2,554
Government refundable advances	2	30	30	28	28
Finance lease obligations	2	76	76	57	57
(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(3)Included in other non-current liabilities on the condensed consolidated balance sheets.
(4)The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 9, "Debt," for gross carrying amounts.

The Company values its financial instruments using an industry standard market approach, in which prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized using unobservable inputs (i.e., Level 3).
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at January 2, 2021 and September 30, 2020.
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
All derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the condensed consolidated balance sheet in accumulated other comprehensive loss to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within accumulated other comprehensive loss is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings.
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

The following table summarizes the Company's interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Conversion of Related Variable Rate Debt to Fixed Rate of:
$500	6/29/2018	3/31/2025	Tranche E	5.25% (3.0% plus the 2.25% margin percentage)
$750	6/30/2020	6/30/2022	Tranche E	4.75% (2.5% plus the 2.25% margin percentage)
$1,500	6/30/2022	3/31/2025	Tranche E	5.35% (3.1% plus the 2.25% margin percentage)
$1,000	6/28/2019	12/9/2025	Tranche F	4.05% (1.8% plus the 2.25% margin percentage)
$1,400	6/30/2021	12/9/2025	Tranche F	5.25% (3.0% plus the 2.25% margin percentage)
$500	12/30/2016	12/31/2021	Tranche G	4.15% (1.9% plus the 2.25% margin percentage)
$400	9/30/2017	9/30/2022	Tranche G	4.15% (1.9% plus the 2.25% margin percentage)
$900	12/31/2021	6/28/2024	Tranche G	5.35% (3.1% plus the 2.25% margin percentage)
$400	9/30/2022	6/28/2024	Tranche G	5.25% (3.0% plus the 2.25% margin percentage)
The following table summarizes the Company's interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$750	6/30/2020	6/30/2022	Tranche E	Three month LIBOR rate of 2.5%
$400	6/30/2016	6/30/2021	Tranche F	Three month LIBOR rate of 2.0%
$400	12/30/2016	12/31/2021	Tranche G	Three month LIBOR rate of 2.5%
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

	January 2, 2021		September 30, 2020
	Asset	Liability	Asset	Liability
Interest rate swap agreements (1)	$—	$(368)	$—	$(384)

(1)Refer to Note 11, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap agreements.
Based on the fair values of the interest rate swap and cap agreements determined as of January 2, 2021, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $13.7 million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At January 2, 2021, the Company had outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $123.6 million. These notional values consist of contracts for the Canadian dollar and the European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. There was an immaterial impact to the Company's earnings related to the effective and ineffective portion of the foreign currency forward exchange contracts designated as cash flow hedges for the thirteen week period ended January 2, 2021.
Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into earnings when the hedged transaction settles. The maximum duration of the Company’s foreign currency cash flow hedge contracts at January 2, 2021 is 9 months. As of January 2, 2021, the Company expects to reclassify approximately $5.8 million of unrealized gain classified in other comprehensive income into earnings over the next 9 months.

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
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive plans, restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic, foreign currency gains and losses, acquisition-integration costs, acquisition transaction-related expenses, and refinancing costs. COVID-19 restructuring costs represent actions taken by the Company to reduce its workforce to align with customer demand, as well as incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). Acquisition-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended
	January 2, 2021	December 28, 2019
Net sales to external customers
Power & Control
Commercial OEM	$126	$184
Commercial Aftermarket	132	220
Defense	343	348
Total Power & Control	601	752

Airframe
Commercial OEM	142	230
Commercial Aftermarket	112	245
Defense	210	199
Total Airframe	464	674

Total Non-aviation	43	39

	$1,108	$1,465
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended
	January 2, 2021	December 28, 2019
EBITDA As Defined
Power & Control	$304	$385
Airframe	177	305
Non-aviation	15	13
Total segment EBITDA As Defined	496	703
Less: Unallocated corporate expenses	22	22
Total Company EBITDA As Defined	474	681
Depreciation and amortization expense	58	69
Interest expense, net	267	248
Acquisition-related costs	4	7
Stock compensation expense	49	26
Refinancing costs	—	22
COVID-19 pandemic restructuring costs	21	—
Other, net	22	16
Income from continuing operations before income taxes	$53	$293

The following table presents total assets by segment (in millions):

	January 2, 2021	September 30, 2020
Total assets
Power & Control	$7,022	$7,005
Airframe	6,603	6,575
Non-aviation	241	251
Corporate	4,691	4,564
	$18,557	$18,395
The Company’s sales principally originate from the United States, and the Company’s long-lived assets are principally located in the United States.
14.    RETIREMENT PLANS
The components of net periodic pension cost for the Company's defined benefit plans were as follows (in millions):

	Thirteen Week Periods Ended
	January 2, 2021		December 28, 2019
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$2	$1	$2	$1
Interest cost	2	1	3	1
Expected return on plan assets	(5)	(2)	(5)	(1)
Amortization	—	1	—	—
Net periodic pension (benefit) cost	$(1)	$1	$—	$1
The net periodic pension cost for the Company's post-retirement pension plans was immaterial for the thirteen week periods ended January 2, 2021 and December 28, 2019. The defined benefit plan components of total pension cost, other than service cost, are included in other expense in the Company's condensed consolidated statements of income.
15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the thirteen week period ended January 2, 2021 (in millions):

	Unrealized gains on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity (2)	Currency translation adjustment	Total
Balance at September 30, 2020	$(302)	$(8)	$(91)	$(401)
Current-period other comprehensive income	13	—	111	124
Balance at January 2, 2021	$(289)	$(8)	$20	$(277)

(1)Unrealized gains represents derivative instruments, net of taxes of $(5.0) million and $(9.8) million for the thirteen week periods ended January 2, 2021 and December 28, 2019, respectively.
(2)There were no material pension liability adjustments, net of taxes, for the thirteen week periods ended January 2, 2021 and December 28, 2019.
Reclassifications out of accumulated other comprehensive loss for the thirteen week periods ended January 2, 2021 and December 28, 2019 were immaterial.

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
The components of lease expense for the are as follows (in millions):

		Thirteen Week Periods Ended
	Classification	January 2, 2021	December 28, 2019
Operating lease cost	Cost of Sales or Selling and Administrative Expenses	$7	$7
Finance lease cost
Amortization of leased assets	Cost of Sales	$1	$1
Interest on lease liabilities	Interest Expense - Net	1	1
Total lease cost		$9	$9
Supplemental cash flow information related to leases is as follows (in millions):

	Thirteen Week Periods Ended
	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7	$7
Operating cash outflows from finance leases	1	1

Lease assets obtained in exchange for new lease obligations:
Operating leases	$4	$10
Finance leases	19	—

Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	January 2, 2021	September 30, 2020
Operating Leases
Operating lease right-of-use assets	Other Assets	$93	$103

Current operating lease liabilities	Accrued and Other Current Liabilities	22	22
Long-term operating lease liabilities	Other Non-current Liabilities	75	87
Total operating lease liabilities		$97	$109

Finance Leases
Finance lease right-of-use assets, net	Property, Plant and Equipment—Net	$87	$67

Current finance lease liabilities	Accrued and Other Current Liabilities	2	2
Long-term finance lease liabilities	Other Non-current Liabilities	74	55
Total finance lease liabilities		$76	$57
As of January 2, 2021, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	5.8 years
Finance leases	19.9 years

Weighted-average discount rate
Operating leases	6.2%
Finance leases	7.2%
    Maturities of lease liabilities at January 2, 2021 are as follows (in millions):

	Operating Leases	Finance Leases
2021	$21	$7
2022	23	7
2023	18	7
2024	15	7
2025	12	7
Thereafter	28	117
Total future minimum lease payments	117	152
Less: imputed interest	20	76
Present value of lease liabilities reported	$97	$76
17.    COMMITMENTS AND CONTINGENCIES
On August 8, 2019, a fire caused significant damage to the Niort, France operating facility of the Leach International Europe subsidiary, which is reported within the Company’s Power & Control segment. The facility as well as certain machinery, equipment and inventory sustained damage. The Company suspended operations at the Niort facility as a result of the fire; however, has transferred certain operations to temporary facilities until operations are fully restored at the rebuilt facility. The new facility was completed in December 2020 and certain production commenced in January 2021. The facility is expected to be fully operational in the second quarter of fiscal 2021.

The Company’s insurance covers damage to the facility, equipment, inventory, and other assets, at replacement cost, as well as business interruption, and recovery-related expenses caused by the fire, subject to a $1 million deductible and certain sub-limits based on the nature of the covered item. Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory will not be recorded until all contingencies relating to the claim have been resolved. As of January 2, 2021, approximately $27 million in insurance proceeds have been received. The recoveries received were previously recorded as an insurance recovery receivable (classified as a component of prepaid expenses and other on the condensed consolidated balance sheets) at the time of loss. The timing of and amount of insurance recoveries for business interruption is not known at this time.
18.    DISCONTINUED OPERATIONS
Prior Year Divestitures
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
Income from discontinued operations, net of tax, for the thirteen week period ended December 28, 2019 was $71 million. This was comprised of $9 million income from Souriau-Sunbank's operations, and a gain on the sale of Souriau-Sunbank of $62 million.
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
Current Year Divestitures
No divestitures occurring in the thirteen week period ended January 2, 2021 met the criteria to qualify as discontinued operations under U.S. GAAP. Refer to Note 3, "Acquisitions and Divestitures," for additional details on the Company's fiscal 2021 divestitures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
The following discussion of the Company’s financial condition and results of operations should be read together with TD Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. References in this section to “TransDigm,” “the Company,” “we,” “us,” “our,” and similar references refer to TD Group, TransDigm, Inc. and TransDigm, Inc.’s subsidiaries, unless the context otherwise indicates.
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
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the impact that the COVID-19 pandemic has on our business, results of operations, financial condition and liquidity; the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors. Refer to Item 1A included in this Quarterly Report on Form 10-Q and to Item 1A of the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.
Overview
We believe we are a leading global designer, producer and supplier of highly engineered proprietary aerospace components with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves based on engineering, service and manufacturing capabilities. We typically choose not to compete for non-proprietary “build to print” business because it frequently offers lower margins than proprietary products. We believe that our products have strong brand names within the industry and that we have a reputation for high quality, reliability and strong customer support. Our business is well diversified due to the broad range of products that we offer to our customers. Our major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, aircraft audio systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the first quarter of fiscal year 2021, we generated net sales of $1,108 million and net income attributable to TD Group of $50 million. EBITDA As Defined was $474 million, or 42.8% of net sales. Refer to the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income from continuing operations and net cash provided by operating activities.
COVID-19 was first reported in December 2019, and since being declared as a pandemic by the World Health Organization in March 2020, has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility. The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally, by the pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in the second half of fiscal 2020 and has remained significantly depressed compared to pre-pandemic levels.
Although commercial air travel demand has shown slight signs of recovery in recent months, the recovery is expected to continue to be slow and uneven depending on factors such as the trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 surfacing), the rollout and effectiveness of the vaccine, and the eventual easing of quarantines and travel restrictions, among other factors. The exact timing and pace of the recovery is indeterminable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, and in recent months new variants of COVID-19 have been identified, resulting in additional restrictions put in place by certain governments around the world.
Within the United States, our business has been designated as "essential," which has allowed us to continue to serve our customers; nonetheless, the COVID-19 pandemic has significantly disrupted our operations. The outbreak of COVID-19 has heightened the risk that a significant portion of our workforce will suffer illness or otherwise be unable to work. Furthermore, in light of enacted and any additional reductions in our workforce as a result of declines in our business caused by the COVID-19 pandemic, we cannot assure that we will be able to rehire our workforce once our business has begun to recover. Certain of our facilities have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future. Finally, our acquisition strategy, which is a key element of our overall business strategy, may be impacted by our efforts to maintain the Company’s cash liquidity position in response to the COVID-19 pandemic depending on the duration of the pandemic and its impact on our cash flows.
The COVID-19 pandemic has caused a significant adverse impact on our sales, net income and EBITDA as Defined and is expected to continue to do so for at least the remainder of fiscal 2021. This is under the assumption that the COVID-19 pandemic will continue to adversely impact customer demand for all market channels with commercial OEM and commercial aftermarket being the most adversely impacted due to the pandemic's impact on air travel worldwide. The defense market channel is also impacted to a significantly lesser extent due to certain supply chain disruptions as well as the "stay at home" orders, quarantines, etc. impacting the government procurement workforce. Also, government funding reprioritization such as shifting funds to efforts to combat the impact of the pandemic provides for uncertainty. The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Longer term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results.
The Company took immediate and aggressive action to minimize the spread of COVID-19 in our workplaces and reduce costs. Since the early days of the pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally. Some of the actions implemented include: flexible work-from-home scheduling; alternate shift schedules; pre-shift temperature screenings, where allowed by law; social distancing; appropriate personal protective equipment; facility deep cleaning; and paid quarantine time for impacted employees. Material actions to reduce costs in response to the impact that the pandemic has had on operating results include: (1) reducing the Company's workforce to align operations with customer demand through a reduction in force or through a realignment of certain business units; (2) implementing unpaid furloughs and salary reductions; (3) delaying non-essential capital projects and (4) minimizing discretionary spending.
For the thirteen week period ended January 2, 2021, COVID-19 restructuring costs incurred were approximately $20 million, of which $13 million was recorded in cost of sales and $7 million was recorded in selling and administrative expenses on the condensed consolidated statements of income. These were costs related to the Company's actions to reduce its workforce to align with customer demand. Additionally, the Company incurred approximately $1 million in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). There were no COVID-19 restructuring costs or incremental costs incurred related to the pandemic for the thirteen week period ended December 28, 2019.

As of January 2, 2021 and September 30, 2020 the restructuring accrual associated with the costs incurred in response to the COVID-19 pandemic was approximately $27 million and $13 million, respectively. This accrual is recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets. The Company expects to incur and pay additional restructuring costs during fiscal 2021 related to the COVID-19 pandemic though at a reduced level in comparison to fiscal 2020. The Company continues to analyze its cost structure and may implement additional cost reduction measures as necessary due to the ongoing business challenges resulting from the COVID-19 pandemic.
Critical Accounting Policies and Estimates
The preparation and fair presentation of the consolidated unaudited interim financial statements and accompanying notes included in this report are the responsibility of management. The financial statements and footnotes have been prepared in conformity with U.S. GAAP for interim financial statements and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare financial statements. Estimates are based on historical experience, judgments and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Other than the adoption of ASU 2016-13 “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments,” there have been no significant changes in critical accounting policies, management estimates or accounting policies since the fiscal year ended September 30, 2020. Refer to Note 4, “Recent Accounting Pronouncements,” and Note 5, “Revenue Recognition,” in the notes to the condensed consolidated financial statements included herein for further disclosure of accounting standards recently adopted or required to be adopted in the future.
Acquisitions and Divestitures
Recent acquisitions and divestitures are described in Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein.
Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions):

	Thirteen Week Period Ended
	January 2, 2021	% of Sales	December 28, 2019	% of Sales
Net sales	$1,108	100.0%	$1,465	100.0%
Cost of sales	567	51.2%	664	45.3%
Selling and administrative expenses	197	17.8%	201	13.7%
Amortization of intangible assets	29	2.6%	40	2.7%
Income from operations	315	28.4%	560	38.3%
Interest expense, net	267	24.1%	248	16.8%
Refinancing costs	—	—%	22	1.5%
Other income	(5)	(0.5)%	(3)	(0.2)%
Income tax provision	3	0.3%	59	4.0%
Income from continuing operations	50	4.5%	234	16.0%
Less: Net income attributable to noncontrolling interests	—	—%	(1)	(0.1)%
Income from continuing operations attributable to TD Group	50	4.5%	233	15.9%
Income from discontinued operations, net of tax	—	—%	71	4.8%
Net income attributable to TD Group	$50	4.5%	$304	20.8%

Changes in Results of Operations
Thirteen week period ended January 2, 2021 compared with the thirteen week period ended December 28, 2019
Total Company
•Net Sales. Net sales were $1,108 million for the thirteen week period ended January 2, 2021 compared to $1,465 million for the thirteen week period ended December 28, 2019. The decrease in net sales of $357 million for the thirteen week period ended January 2, 2021, compared to the thirteen week period ended December 28, 2019, is primarily related to a decreases in commercial aftermarket sales ($221 million, a decrease of 46.3%) and commercial OEM sales ($142 million, a decrease of 32.6%); partially offset by an increase in defense sales ($6 million, an increase of 1.1%). The decreases in the commercial aftermarket and commercial OEM markets are attributable to the adverse impact that the COVID-19 pandemic had on customer demand due to the pandemic's impact on air travel worldwide. The increase in defense sales are primarily driven by the OEM market.
•Cost of Sales and Gross Profit. Cost of sales decreased by $97 million, or 14.6%, to $567 million for the thirteen week period ended January 2, 2021 compared to $664 million for the thirteen week period ended December 28, 2019. Cost of sales and the related percentage of total sales for the thirteen week periods ended January 2, 2021 and December 28, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 2, 2021	December 28, 2019	Change	% Change
Cost of sales - excluding costs below	$545	$657	$(112)	(17.0)%
% of total sales	49.2%	44.8%
Foreign currency losses	22	14	8	57.1%
% of total sales	2.0%	1.0%
COVID-19 pandemic restructuring costs	13	—	13	100.0%
% of total sales	1.2%	—%
Non-cash stock compensation expense	5	3	2	66.7%
% of total sales	0.5%	0.2%
Acquisition integration costs	—	1	(1)	(100.0)%
% of total sales	—%	0.1%
Loss contract amortization	(18)	(11)	(7)	(63.6)%
% of total sales	(1.6)%	(0.8)%
Total cost of sales	$567	$664	$(97)	(14.6)%
% of total sales	51.2%	45.3%
Gross profit	$541	$801	$(260)	(32.5)%
Gross profit percentage	48.8%	54.7%
The decrease in the dollar amount of cost of sales during the thirteen week period ended January 2, 2021 was primarily due to lower sales volume from decreased customer demand due to the COVID-19 pandemic and the other factors summarized above, including those factors that partially offset the decrease in cost of sales.
Gross profit as a percentage of sales decreased by 5.9 percentage points to 48.8% for the thirteen week period ended January 2, 2021 from 54.7% for the thirteen week period ended December 28, 2019. The decrease in the gross profit percentage is primarily driven by COVID-19 pandemic restructuring costs, foreign currency losses primarily due to the depreciation of the United States dollar compared to the British pound and the Euro and sales mix, specifically, lower commercial aftermarket sales as a percentage of total net sales. Also, fixed overhead costs incurred were spread over a lower production volume during the thirteen week period ended January 2, 2021 resulting in an adverse impact to gross profit.
•Selling and Administrative Expenses. Selling and administrative expenses decreased by $4 million to $197 million, or 17.8% of sales, for the thirteen week period ended January 2, 2021 from $201 million, or 13.7% of sales, for the thirteen week period ended December 28, 2019. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended January 2, 2021 and December 28, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 2, 2021	December 28, 2019	Change	% Change
Selling and administrative expenses - excluding costs below	$139	$177	$(38)	(21.5)%
% of total sales	12.5%	12.1%
Non-cash stock compensation expense	44	23	21	91.3%
% of total sales	4.0%	1.6%
COVID-19 pandemic restructuring costs	7	—	7	100.0%
% of total sales	0.6%	—%
Bad debt expense	5	—	5	100.0%
% of total sales	0.5%	—%
Acquisition-related expenses	2	1	1	100.0%
% of total sales	0.2%	0.1%
Total selling and administrative expenses	$197	$201	$(4)	(2.0)%
% of total sales	17.8%	13.7%
The decrease in selling and administrative expenses during the thirteen week period ended January 2, 2021 is primarily due to the realization of the cost mitigation measures enacted in the second half of fiscal 2020 in response to the COVID-19 pandemic, partially offset by the other factors summarized above. The material cost mitigation measures enacted to date are described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic." The increase in non-cash stock compensation expense is attributable to the new stock option grants awarded in the first quarter of fiscal 2021 and the impact on the Black-Scholes fair value of the fiscal 2020 grants in connection with the change in vesting terms approved by the Compensation Committee of the Board of Directors in the first quarter of fiscal 2021. Bad debt expense is further described in Note 5, "Revenue Recognition."
•Amortization of Intangible Assets. Amortization of intangible assets was $29 million for the thirteen week period ended January 2, 2021 compared to $40 million in the thirteen week period ended December 28, 2019. The decrease in amortization expense of $11 million was due to amortization expense on sales order backlog recorded in fiscal 2020 in connection with the acquisition of Esterline. Sales order backlog related to the Esterline acquisition was fully amortized by the end of fiscal 2020.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium and revolving credit facility fees; slightly offset by interest income. Interest expense-net increased $19 million, or 7.7%, to $267 million for the thirteen week period ended January 2, 2021 from $248 million for the comparable thirteen week period last year. The net increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $19.9 billion for the thirteen week period ended January 2, 2021 and approximately $17.9 billion for the thirteen week period ended December 28, 2019. The increase in the weighted average level of borrowings was primarily due to the activity in fiscal 2020 consisting of the issuance of $1.1 billion in 2025 Secured Notes, $400 million in 6.25% 2026 New Notes and $200 million drawn on the revolving credit facility. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended January 2, 2021 was 5.1%.
•Refinancing Costs. There were no refinancing costs recorded for the thirteen week period ended January 2, 2021. Refinancing costs of $22 million were recorded for the thirteen week period ended December 28, 2019 and primarily related to the fees incurred on the redemption of the 2022 Notes.
•Other Income. Other income was $5 million for the thirteen week period ended January 2, 2021 compared to $3 million for the thirteen week period ended December 28, 2019. Other income is primarily related to non-service related components of net periodic benefit costs on the Company's defined benefit pension plans and, in the first quarter of fiscal 2021, receipt of payment of a Canadian governmental subsidy.
•Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 5.5% for the thirteen week period ended January 2, 2021 compared to 20.1% for the thirteen week period ended December 28, 2019. The Company's lower effective tax rate for the thirteen week period ended January 2, 2021, which also was lower than the Federal statutory tax rate of 21%, was primarily due to the significant discrete impact of excess tax benefits associated with share-based payments.

•Income from Discontinued Operations. There were no discontinued operations for the thirteen week period ended January 2, 2021. Discontinued operations for the thirteen week period ended December 28, 2019 include the results of the operations of Souriau-Sunbank. On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019. The income from discontinued operations for the thirteen week period ended December 28, 2019 is $71 million, which includes $9 million for Souriau-Sunbank's operations and a gain on the sale of Souriau-Sunbank, net of tax, of $62 million.
•Net Income Attributable to TD Group. Net income attributable to TD Group decreased $254 million, or 84%, to $50 million for the thirteen week period ended January 2, 2021 compared to net income attributable to TD Group of $304 million for the thirteen week period ended December 28, 2019, primarily due to the adverse impact that the COVID-19 pandemic had on the Company's operations as well as the other factors referred to above.
•(Loss) Earnings per Share. Basic and diluted (loss) earnings per share was $(0.42) for the thirteen week period ended January 2, 2021 and $2.07 per share for the thirteen week period ended December 28, 2019. Basic and diluted (loss) earnings per share from continuing operations was $(0.42) for the thirteen week period ended January 2, 2021. Basic and diluted earnings per share from continuing operations and discontinued operations was $0.83 and $1.24, respectively, for the thirteen week period ended December 28, 2019.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended January 2, 2021 and December 28, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 2, 2021	% of Sales	December 28, 2019	% of Sales	Change	% Change
Power & Control	$601	54.2%	$752	51.3%	$(151)	(20.1)%
Airframe	464	41.9%	674	46.0%	(210)	(31.2)%
Non-aviation	43	3.9%	39	2.7%	4	10.3%
	$1,108	100.0%	$1,465	100.0%	$(357)	(24.4)%
Sales for the Power & Control segment decreased $151 million, a decrease of 20.1%, for the thirteen week period ended January 2, 2021 compared to the thirteen week period ended December 28, 2019. The sales decrease resulted primarily from decreases in commercial aftermarket sales ($88 million, a decrease of 40.0%), commercial OEM sales ($58 million, a decrease of 31.5%) and defense sales ($5 million, a decrease of 1.4%). The decreases in commercial aftermarket and commercial OEM sales are attributable to the COVID-19 pandemic.
Sales for the Airframe segment decreased $210 million, a decrease of 31.2%, for the thirteen week period ended January 2, 2021 compared to the thirteen week period ended December 28, 2019. The sales decrease resulted primarily from decreases in commercial aftermarket sales ($133 million, a decrease of 54.3%) and commercial OEM sales ($88 million, a decrease of 38.3%); partially offset by an increase in defense sales ($11 million, an increase of 5.5%). The decreases in commercial aftermarket and commercial OEM sales are attributable to the COVID-19 pandemic. The increase in defense sales are primarily driven by the OEM market.
Sales for the Non-aviation segment increased $4 million, or an increase of 10.3%, for the thirteen week period ended January 2, 2021 compared to the thirteen week period ended December 28, 2019. The sales increase resulted primarily from increases in other non-aerospace sales ($4 million, an increase of 11.7%).
•EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended January 2, 2021 and December 28, 2019 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 2, 2021	% of Segment Sales	December 28, 2019	% of Segment Sales	Change	% Change
Power & Control	$304	50.6%	$385	51.2%	$(81)	(21.0)%
Airframe	177	38.1%	305	45.3%	(128)	(42.0)%
Non-aviation	15	34.9%	13	33.3%	2	15.4%
	$496	44.8%	$703	48.0%	$(207)	(29.4)%
EBITDA As Defined for the Power & Control segment decreased approximately $81 million, a decrease of 21.0%, resulting from lower sales volume in the commercial aftermarket and commercial OEM markets as a result of the COVID-19 pandemic.

EBITDA as Defined for the Airframe segment decreased approximately $128 million, a decrease of 42.0%, resulting from lower sales volume in the commercial aftermarket and commercial OEM markets as a result of the COVID-19 pandemic.
EBITDA As Defined for the Non-aviation segment increased approximately $2 million, an increase of 15.4%, resulting from increases in other non-aerospace sales as a result of the COVID-19 pandemic.
Backlog
As of January 2, 2021, the Company estimated its sales order backlog at $3,195 million compared to $3,528 million as of December 28, 2019. The decrease in backlog is attributable to the adverse impact that the COVID-19 pandemic has had on customer demand, particularly our commercial customers, domestically and internationally. The uncertainty of the duration of the pandemic and its impact on the commercial aerospace industry is expected to continue to inhibit sales order backlog growth in the commercial OEM and commercial aftermarket channels throughout fiscal 2021.
The majority of the purchase orders outstanding as of January 2, 2021 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of January 2, 2021 may not necessarily represent the actual amount of shipments or sales for any future period.
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
The COVID-19 pandemic has caused a significant adverse impact on our sales, net income and EBITDA as Defined during the thirteen week period ended January 2, 2021 and is expected to continue to do so for at least the remainder of fiscal 2021. This is under the assumption that the COVID-19 pandemic will continue to adversely impact customer demand for all market channels with commercial OEM and commercial aftermarket being the most adversely impacted due to the pandemic's impact on air travel worldwide. The defense market channel is also impacted to a lesser extent due to certain supply chain disruptions as well as the "stay at home" orders, quarantines, etc. impacting the government procurement workforce which has slowed production and/or orders. Also, government funding reprioritization such as shifting funds to efforts to combat the impact of the pandemic provides for uncertainty.

Although commercial air travel demand has shown slight signs of recovery in recent months, the recovery is expected to continue to be slow and uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 surfacing), the rollout and effectiveness of the vaccine, and the eventual easing of quarantines and travel restrictions, among other factors. The exact timing and pace of the recovery is indeterminable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, and in recent months new variants of COVID-19 have been identified, resulting in additional restrictions put in place by certain governments around the world. The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Longer term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results.
The Company is actively managing the business to maintain cash flow, including the cost mitigation efforts described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic," in the notes to the condensed consolidated financial statements included herein in response to the COVID-19 pandemic and is continuing to focus on the application of its three core value-driven operating strategies (obtaining profitable new business, continually improving its cost structure and providing highly engineered value-added products to customers).
In March 2020, the Company drew $200 million on its revolving credit facility to increase the Company's liquidity as a precautionary response to macroeconomic conditions caused by the COVID-19 pandemic. (The $200 million drawn was subsequently repaid and redrawn within the first quarter of fiscal 2021). Also, in further action to increase the Company's liquidity, the Company executed two notes offerings in April 2020 in which the proceeds received were for general Corporate purposes. On April 8, 2020, the Company entered into a purchase agreement in connection with a private offering of $1,100 million in aggregate principal amount of 8.00% Senior Secured Notes due 2025 at an issue price of 100% of the principal amount. On April 17, 2020, the Company entered into a purchase agreement in connection with a private offering of $400 million in aggregate principal amount of 6.25% Senior Secured Notes due 2026 at an issue price of 101% of the principal amount.
As of January 2, 2021, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of January 2, 2021
Cash and cash equivalents	$4,907
Availability on revolving credit facility	520
Cash liquidity (1)	$5,427
(1)Excludes approximately $959 million in existing cash on hand used to acquire CAC. Refer to Note 3, "Acquisitions and Divestitures," in the notes to the condensed consolidated financial statements for further disclosure on the CAC acquisition.
Due to favorable market conditions in the high yield bond market, on January 14, 2021, the Company entered into a purchase agreement in connection with a private offering of $1,200 million of 4.625% Senior Subordinated Notes due 2029 (herein, the “2029 Notes”) at an issue price of 100% of the principal amount. The 2029 Notes were issued pursuant to an indenture, dated January 20, 2021. The Company expects to use the net proceeds from the offering of the 2029 Notes to redeem all of its outstanding 6.50% Senior Subordinated Notes due 2024, effectively resulting in a reduced interest rate and an extended maturity date of $1,200 million in senior subordinated notes.
We believe our significant cash liquidity, even after consideration of the cash on hand used to acquire CAC, will allow us to meet our anticipated funding requirements. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, additional draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. There will be no maturity on any tranche of term loans or notes until August 2024.
In connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business acquisitions, pay dividends to our shareholders and make opportunistic investments in our own stock, subject to any restrictions in our existing credit agreement and market conditions in consideration of the COVID-19 pandemic.
In the future, the Company may increase its borrowings in connection with acquisitions, if cash flow from operating activities becomes insufficient to fund current operations or for other short-term cash needs or for stock repurchases or dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.

Operating Activities. The Company generated $274 million of net cash from operating activities during the thirteen week period ended January 2, 2021 compared to $433 million during the thirteen week period ended December 28, 2019.
The change in accounts receivable during the thirteen week period ended January 2, 2021 was a source of cash of $86 million compared to a source of cash of $51 million during the thirteen week period ended December 28, 2019. The increase in the source of cash of $35 million is primarily attributable to timing of cash collections on prior quarter sales. The Company also continues to actively manage its accounts receivable, the related agings and collection efforts in response to the COVID-19 pandemic.
The change in inventories during the thirteen week period ended January 2, 2021 was a source of cash of $1 million compared to a use of cash of $69 million during the thirteen week period ended December 28, 2019. The increase in the source of cash is primarily driven by lower inventory levels and decreased purchasing due to reduced demand as a result of the COVID-19 pandemic.
The change in accounts payable during the thirteen week period ended January 2, 2021 was a use of cash of $20 million compared to a use of cash of $14 million during the thirteen week period ended December 28, 2019. The increase in the use of cash is primarily driven by a corresponding decline in accounts payable as inventory and other purchases have slowed as a result of the COVID-19 pandemic.
Investing Activities. Net cash used by investing activities was $29 million during the thirteen week period ended January 2, 2021, consisting primarily of capital expenditures of $31 million. This was partially offset by proceeds of $8 million from the completion of the divestiture of Avista, Inc.
Net cash provided by investing activities was $877 million during the thirteen week period ended December 28, 2019, consisting of proceeds of $904 million from the completion of the divestiture of Souriau-Sunbank. This was partially offset by capital expenditures of $27 million.
Financing Activities. Net cash used by financing activities during the thirteen week period ended January 2, 2021 was $60 million. The use of cash was primarily attributable to dividend equivalent payments of $73 million and repayment on term loans of $19 million. This was partially offset by proceeds from stock option exercises of $32 million.
Net cash provided by financing activities during the thirteen week period ended December 28, 2019 was $1,414 million. The source of cash was primarily attributable to $2,625 million in net proceeds from the completion of the 2027 5.50% Notes offering and $20 million in proceeds from stock option exercises. This was partially offset by the redemption of the 2022 Notes outstanding for $1,168 million and the payment of $64 million in dividend equivalent payments.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. There were no material changes during the thirteen week period ended January 2, 2021 to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,429 million in fully drawn term loans (the “Term Loans Facility”) and a $760 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of January 2, 2021):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,193 million	May 30, 2025	LIBOR + 2.25%
Tranche F	$3,480 million	December 9, 2025	LIBOR + 2.25%
Tranche G	$1,756 million	August 22, 2024	LIBOR + 2.25%
The Term Loans Facility requires quarterly aggregate principal payments of $18.8 million. The revolving commitments consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. At January 2, 2021, the Company had $39.8 million in letters of credit outstanding, $200.0 million drawn and outstanding and $520.2 million in borrowings available under the revolving commitments.

The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR related to tranche E, tranche F and tranche G term loans are not subject to a floor. For the thirteen week period ended January 2, 2021, the applicable interest rate was approximately 2.40% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 12, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein.
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
Indentures
The following table represents the notes outstanding as of January 2, 2021:

Description	Aggregate Principal	Maturity Date	Interest Rate
2024 Notes (1)	$1,200 million	July 15, 2024	6.50%
2025 Notes	$750 million	May 15, 2025	6.50%
2025 Secured Notes	$1,100 million	December 15, 2025	8.00%
2026 Secured Notes	$4,400 million	March 15, 2026	6.25%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%
7.50% 2027 Notes	$550 million	March 15, 2027	7.50%
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
(1)On January 14, 2021, the Company entered into a purchase agreement in connection with a private offering of $1,200 million of 4.625% Senior Subordinated Notes due 2029 (herein, the “2029 Notes”) at an issue price of 100% of the principal amount. The Company expects to use the net proceeds from the offering of the 2029 Notes to redeem all of its outstanding 6.50% Senior Subordinated Notes due 2024. Refer to Note 9, "Debt," in the notes to the condensed consolidated financial statements included herein for additional details.
The 2024 Notes, the 6.375% 2026 Notes, the 7.50% 2027 Notes and the 5.50% 2027 Notes (collectively, the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount and the subsequent $300 million offering of 2025 Notes in the second quarter of fiscal 2017 were issued at a price of 101.5% of the principal amount, resulting in gross proceeds of $304.5 million. The 6.875% 2026 Notes (the "TransDigm UK Notes" and together with the TransDigm Inc. Notes, the "Notes," are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million. The 2025 Secured Notes (the "Secured Notes") were issued at a price 100% of the principal amount. The initial $3,800 million offering of the 2026 Secured Notes (the "Secured Notes") were issued at a price of 100% of their principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,410.5 million.

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
The Notes are subordinated to all of our existing and future senior debt, rank equally with all of our existing and future senior subordinated debt and rank senior to all of our future debt that is expressly subordinated to the Notes. The TransDigm, Inc. Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by TD Group and TransDigm, Inc.'s Domestic Restricted Subsidiaries. The TransDigm UK Notes are guaranteed on a senior subordinated basis by TransDigm, Inc., TD Group and TransDigm, Inc.'s Domestic Restricted Subsidiaries. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.
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
Separate financial statements of TransDigm, Inc. are not presented because the Secured Notes are fully and unconditionally guaranteed on a senior secured basis by TD Group, TransDigm UK and all of TransDigm, Inc.'s Domestic Restricted Subsidiaries. TD Group has no significant operations or assets separate from its investment in TransDigm, Inc.
Separate financial statements of TransDigm, Inc. are not presented because the TransDigm, Inc. Notes are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm UK and all of TransDigm, Inc.'s Domestic Restricted Subsidiaries. TD Group has no significant operations or assets separate from its investment in TransDigm, Inc.
Separate financial statements of TransDigm UK are not presented because TransDigm UK's 6.875% 2026 Notes, issued in May 2018, are fully and unconditionally guaranteed on a senior subordinated basis by TD Group, TransDigm, Inc. and all of TransDigm, Inc.'s Domestic Restricted Subsidiaries. TD Group has no significant operations or assets separate from its investment in TransDigm, Inc.
The financial information presented is that of TD Group and the Guarantors, which includes TransDigm, Inc. and TransDigm UK, on a combined basis and the financial information of non-issuer and non-guarantor subsidiaries has been excluded. Intercompany balances and transactions between TD Group and Guarantors have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

(in millions)	January 2, 2021	September 30, 2020
Current assets	$5,480	$5,398
Noncurrent assets	9,133	9,157
Current liabilities	904	972
Noncurrent liabilities	20,389	20,423
Amounts due to subsidiaries that are non-issuers and non-guarantors - net	10	103

(in millions)	Thirteen Week Period Ended January 2, 2021
Net sales	$840
Sales to subsidiaries that are non-issuers and non-guarantors	4
Cost of sales	385
Expense from subsidiaries that are non-issuers and non-guarantors - net	8
Income from continuing operations	50
Net income attributable to TD Group	50

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
As of January 2, 2021, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
On July 22, 2020, the Company amended the Securitization Facility to extend the maturity date to July 27, 2021. As of January 2, 2021, the Company has borrowed $350 million under the Securitization Facility, which bears interest at a rate of 1.35%, plus 0.50% or LIBOR, whichever is greater. At January 2, 2021, the applicable interest rate was 1.85%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Dividend and Dividend Equivalent Payments
There were no special cash dividends declared or paid during the fiscal quarter ended January 2, 2021. During fiscal 2020 (prior to the pandemic), the Company paid special cash dividends of $32.50 (in January 2020) on each outstanding share of common stock and cash dividend equivalent payments on vested options granted under its stock incentive plans.
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

No repurchases were made under the program during the fiscal quarter ended January 2, 2021. As of January 2, 2021, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of January 2, 2021, the Company had $39.8 million in letters of credit outstanding.

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
Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under U.S. GAAP. We present EBITDA and EBITDA As Defined because we believe they are useful indicators for evaluating operating performance and liquidity.
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

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	January 2, 2021	December 28, 2019
Income from continuing operations	$50	$234
Adjustments:
Depreciation and amortization expense	58	69
Interest expense, net	267	248
Income tax provision	3	59
EBITDA	378	610
Adjustments:
Acquisition integration costs (1)	2	6
Acquisition transaction-related expenses (2)	2	1
Stock compensation expense (3)	49	26
Refinancing costs (4)	—	22
COVID-19 pandemic restructuring costs (5)	21	—
Other, net (6)	22	16
EBITDA As Defined	$474	$681
(1)Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(2)Represents transaction-related costs comprising deal fees, legal, financial and tax due diligence expenses and valuation costs that are required to be expensed as incurred.
(3)Represents the compensation expense recognized by TD Group under our stock incentive plans.
(4)Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.
(5)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic ($20 million). These are costs related to the Company's actions to reduce its workforce to align with customer demand. This also includes $1 million of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.).
(6)Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation, and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	January 2, 2021	December 28, 2019
Net cash provided by operating activities	$274	$433
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(103)	(102)
Interest expense, net (1)	258	240
Income tax (benefit) provision - current	(2)	87
Stock compensation expense (2)	(49)	(26)
Refinancing costs (3)	—	(22)
EBITDA	378	610
Adjustments:
Acquisition integration costs (4)	2	6
Acquisition transaction-related expenses (5)	2	1
Stock compensation expense (2)	49	26
Refinancing costs (3)	—	22
COVID-19 pandemic restructuring costs (6)	21	—
Other, net (7)	22	16
EBITDA As Defined	$474	$681
(1)Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.
(2)Represents the compensation expense recognized by TD Group under our stock incentive plans.
(3)Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.
(4)Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(5)Represents transaction-related costs comprising deal fees; legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(6)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic ($20 million). These are costs related to the Company's actions to reduce its workforce to align with customer demand. This also includes $1 million of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.).
(7)Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation, and gain or loss on sale of fixed assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption 'Description of Senior Secured Credit Facilities and Indentures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Market risks are described more fully within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our most recent Form 10-K (for the fiscal year ended September 30, 2020). These market risks have not materially changed for the first quarter of fiscal 2021.
ITEM 4. CONTROLS AND PROCEDURES
As of January 2, 2021, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
In response to the COVID-19 pandemic, a number of employees began working remotely during the second half of fiscal 2020, which has continued through the first quarter of fiscal 2021. We are continually monitoring and assessing the changing business environment resulting from COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness. Management has taken measures to ensure that our disclosure controls and procedures and internal controls over financial reporting remained effective and were not materially affected during this period.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 2, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed on November 12, 2020. There have been no material changes to the risk factors described in the Form 10-K.
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
No repurchases were made under the program during the fiscal quarter ended January 2, 2021. As of January 2, 2021, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2021
Kevin Stein

/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	February 9, 2021
Michael Lisman