Form 10-Q
period 2021-04-03
TransDigm Group INC
filed 2021-05-11
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended April 3, 2021

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 54,892,142 as of April 30, 2021.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	April 3, 2021	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,072	$4,717
Trade accounts receivable—Net	682	720
Inventories—Net	1,240	1,283
Prepaid expenses and other	364	240
Total current assets	6,358	6,960
PROPERTY, PLANT AND EQUIPMENT—Net	790	752
GOODWILL	8,564	7,889
OTHER INTANGIBLE ASSETS—Net	2,875	2,610
DEFERRED INCOME TAXES	—	17
OTHER	152	167
TOTAL ASSETS	$18,739	$18,395

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$276	$276
Short-term borrowings—trade receivable securitization facility	350	349
Accounts payable	214	218
Accrued and other current liabilities	740	773
Total current liabilities	1,580	1,616
LONG-TERM DEBT	19,402	19,384
DEFERRED INCOME TAXES	484	430
OTHER NON-CURRENT LIABILITIES	794	933
Total liabilities	22,260	22,363
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 59,060,516 and 58,612,028 at April 3, 2021 and September 30, 2020, respectively	1	1
Additional paid-in capital	1,714	1,581
Accumulated deficit	(4,215)	(4,359)
Accumulated other comprehensive loss	(234)	(401)
Treasury stock, at cost; 4,198,226 shares at April 3, 2021 and September 30, 2020, respectively	(794)	(794)
Total TD Group stockholders’ deficit	(3,528)	(3,972)
NONCONTROLLING INTERESTS	7	4
Total stockholders’ deficit	(3,521)	(3,968)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,739	$18,395
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
NET SALES	$1,194	$1,443	$2,301	$2,908
COST OF SALES	602	625	1,169	1,288
GROSS PROFIT	592	818	1,132	1,620
SELLING AND ADMINISTRATIVE EXPENSES	162	180	358	381
AMORTIZATION OF INTANGIBLE ASSETS	36	46	65	86
INCOME FROM OPERATIONS	394	592	709	1,153
INTEREST EXPENSE—NET	268	252	535	501
REFINANCING COSTS	24	3	24	26
OTHER INCOME	(28)	—	(33)	(3)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	130	337	183	629
INCOME TAX PROVISION	25	14	28	73
INCOME FROM CONTINUING OPERATIONS	105	323	155	556
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(4)	—	68
NET INCOME	105	319	155	624
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$104	$319	$154	$623
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$104	$319	$81	$438
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$1.79	$5.63	$1.40	$6.45
(Loss) Earnings per share from discontinued operations—basic and diluted	—	(0.07)	—	1.18
Earnings per share	$1.79	$5.56	$1.40	$7.63
Cash dividends paid per common share	$—	$—	$—	$32.50
Weighted-average shares outstanding:
Basic and diluted	58.4	57.4	58.4	57.4
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net income	$105	$319	$155	$624
Less: Net income attributable to noncontrolling interests	(1)	—	(1)	(1)
Net income attributable to TD Group	$104	$319	$154	$623
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	—	(106)	111	(8)
Unrealized gain (loss) on derivatives	43	(145)	56	(122)
Pensions and other postretirement benefits	—	—	—	6
Other comprehensive income (loss), net of tax, attributable to TD Group	43	(251)	167	(124)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$147	$68	$321	$499
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE—September 30, 2019	57,623,311	$1	$1,379	$(3,120)	$(379)	(4,161,326)	$(775)	$10	$(2,884)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(6)	(6)
Special dividends and vested dividend equivalents declared	—	—	—	(1,864)	—	—	—	—	(1,864)
Accrued unvested dividend equivalents and other	—	—	—	(19)	—	—	—	—	(19)
Compensation expense recognized for employee stock options	—	—	23	—	—	—	—	—	23
Exercise of employee stock options	169,470	—	20	—	—	—	—	—	20
Net income attributable to TD Group	—	—	—	304	—	—	—	—	304
Foreign currency translation adjustments, net of tax	—	—	—	—	98	—	—	—	98
Unrealized gain on derivatives, net of tax	—	—	—	—	23	—	—	—	23
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	6	—	—	—	6
BALANCE—December 28, 2019	57,792,781	$1	$1,422	$(4,699)	$(252)	(4,161,326)	$(775)	$4	$(4,299)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	(21)	—	—	—	—	(21)
Compensation expense recognized for employee stock options	—	—	17	—	—	—	—	—	17
Exercise of employee stock options	440,793	—	49	—	—	—	—	—	49
Treasury stock purchased	—	—	—	—	—	(36,900)	(19)	—	(19)
Net income attributable to TD Group	—	—	—	319	—	—	—	—	319
Foreign currency translation adjustments, net of tax	—	—	—	—	(106)	—	—	—	(106)
Unrealized loss on derivatives, net of tax	—	—	—	—	(145)	—	—	—	(145)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—March 28, 2020	58,233,574	$1	$1,488	$(4,401)	$(503)	(4,198,226)	$(794)	$4	$(4,205)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE—September 30, 2020	58,612,028	$1	$1,581	$(4,359)	$(401)	(4,198,226)	$(794)	$4	$(3,968)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	3	3
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	43	—	—	—	—	—	43
Exercise of employee stock options	240,979	—	32	—	—	—	—	—	32
Net income attributable to TD Group	—	—	—	50	—	—	—	—	50
Foreign currency translation adjustments, net of tax	—	—	—	—	111	—	—	—	111
Unrealized gain on derivatives, net of tax	—	—	—	—	13	—	—	—	13
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—January 2, 2021	58,853,007	$1	$1,656	$(4,314)	$(277)	(4,198,226)	$(794)	$7	$(3,721)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	21	—	—	—	—	—	21
Exercise of employee stock options	207,509	—	37	—	—	—	—	—	37
Net income attributable to TD Group	—	—	—	104	—	—	—	—	104
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	—	—
Unrealized gain on derivatives, net of tax	—	—	—	—	43	—	—	—	43
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—April 3, 2021	59,060,516	$1	$1,714	$(4,215)	$(234)	(4,198,226)	$(794)	$7	$(3,521)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Twenty-Six Week Periods Ended
	April 3, 2021	March 28, 2020
OPERATING ACTIVITIES:
Net income	$155	$624
Income from discontinued operations, net of tax	—	(68)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58	55
Amortization of intangible assets and product certification costs	66	86
Amortization of debt issuance costs, original issue discount and premium	17	16
Amortization of inventory step-up	6	—
Amortization of loss contract reserves	(27)	(25)
Refinancing costs	24	26
Gain on sale of businesses	(1)	—
Non-cash stock compensation expense	70	37
Deferred income taxes	—	(9)
Foreign currency exchange loss	23	1
Gain on insurance proceeds from fire	(22)	—
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	39	74
Inventories	32	(97)
Income taxes payable/(receivable)	38	(73)
Other assets	(9)	(32)
Accounts payable	(7)	(12)
Accrued interest	(47)	68
Accrued and other liabilities	(43)	(77)
Net cash provided by operating activities	372	594
INVESTING ACTIVITIES:
Capital expenditures	(60)	(50)
Acquisition of businesses, net of cash acquired	(951)	—
Net proceeds from sale of businesses	35	904
Insurance proceeds for fixed assets damaged from fire	24	—
Net cash (used in) provided by investing activities	(952)	854
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	69	69
Dividend equivalent payments	(73)	(1,928)
Treasury stock purchases	—	(19)
Proceeds from revolving credit facility	200	200
Repayment on revolving credit facility	(200)	—
Repayment on term loans	(38)	(19)
Redemption of 6.50% senior subordinated notes due 2024, net	(1,220)	—
Redemption of 6.00% senior subordinated notes due 2022, net	—	(1,168)
Proceeds from 5.50% senior subordinated notes due 2027, net	—	2,625
Proceeds from 4.625% senior subordinated notes due 2029, net	1,189	—
Financing costs and other, net	—	(8)
Net cash used in financing activities	(73)	(248)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	8	1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(645)	1,201
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,717	1,467
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,072	$2,668
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$565	$424
Cash paid during the period for income taxes, net of refunds	$26	$183
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEK PERIODS ENDED APRIL 3, 2021 AND MARCH 28, 2020
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
TransDigm's major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems.
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
For the thirteen week period ended April 3, 2021, COVID-19 restructuring costs of approximately $17 million were incurred, of which $14 million was recorded in cost of sales and $3 million was recorded in selling and administrative expenses on the condensed consolidated statements of income. For the twenty-six week period ended April 3, 2021, COVID-19 restructuring costs of approximately $36 million were incurred, of which $26 million was recorded in cost of sales and $10 million was recorded in selling and administrative expenses on the condensed consolidated statements of income. These costs are primarily related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. Additionally, for the thirteen and twenty-six week periods ended April 3, 2021, the Company incurred approximately $1 million and $3 million, respectively, in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). For the thirteen and twenty-six week periods ended March 28, 2020, the Company incurred approximately $1 million of restructuring costs.
As of April 3, 2021 and September 30, 2020, the restructuring accrual associated with the costs incurred in response to the COVID-19 pandemic was approximately $32 million and $13 million, respectively. This accrual is recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets. The increase in the accrual is primarily driven by costs to reduce its workforce that have been incurred but not paid; partially offset by payments against the accrual. The Company expects to incur additional restructuring and incremental costs related to the COVID-19 pandemic though at a reduced level in comparison to fiscal 2020. The Company continues to analyze its cost structure and may implement additional cost reduction measures as necessary due to the ongoing business challenges resulting from the COVID-19 pandemic.

2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2020 included in TD Group’s Form 10-K filed on November 12, 2020. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2020 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended April 3, 2021 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior year financial statements to conform to current year presentation.
3.    ACQUISITIONS AND DIVESTITURES
Acquisitions
Cobham Aero Connectivity – On November 24, 2020, the Company entered into a definitive agreement to acquire all the outstanding stock of Chelton Limited, Chelton Avionics Holdings, Inc. and Mastsystem Int'l Oy, collectively, Cobham Aero Connectivity (“CAC”), for an enterprise value of $965 million, inclusive of tax benefits. The acquisition was substantially completed on January 5, 2021 and financed through existing cash on hand. The Company completed the remainder of the acquisition of CAC on February 12, 2021, also through existing cash on hand. CAC operates from two primary facilities (Marlow, United Kingdom and Prescott, Arizona) and is a leading provider of highly engineered antennas and radios for the aerospace end market. The products are primarily proprietary with significant aftermarket content and have a strong presence across major defense platforms as well as select commercial applications. CAC's operating results are included in TransDigm's Airframe segment.
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
The Company accounted for the CAC acquisition using the acquisition method and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. As of April 3, 2021, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the CAC acquisition are subject to adjustment until the end of the respective measurement period. The Company is in the process of obtaining a third-party valuation of certain intangible assets, tangible assets and liabilities of CAC. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, EBITDA, growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the applicable twenty-six week period ended April 3, 2021 or March 28, 2020 are not material and, accordingly, are not provided.

The allocation of the estimated fair value of assets acquired and liabilities assumed in the CAC acquisition as of the acquisition date is summarized in the table below (in millions):

Assets acquired (excluding cash):
Trade accounts receivable	$31
Inventories	27
Prepaid expenses and other	10
Property, plant and equipment	18
Goodwill	636
Other intangible assets	309
Other	34
Total assets acquired	1,065
Liabilities assumed:
Accounts payable	15
Accrued and other current liabilities	38
Deferred income taxes	38
Other non-current liabilities	29
Total liabilities assumed	120
Net assets acquired	$945
The Company expects that of the approximately $636 million of goodwill recognized for the acquisition, approximately $56 million will be deductible for tax purposes. The Company also expects that of the approximately $309 million of other intangible assets recognized for the acquisition, approximately $108 million will be deductible for tax purposes. The goodwill and intangible assets will be deductible over 15 years.
Divestitures
Racal Acoustics – On January 29, 2021, TransDigm completed the divestiture of the Racal Acoustics business (“Racal”) to Invisio Communications AB ("Invisio") for approximately $20 million in cash. The gain on sale recognized as a result of the divestiture is immaterial and is classified as a component of other income within the condensed consolidated statements of income. Racal was acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation ("Esterline") in March 2019 and was included in TransDigm's Non-aviation segment.
Avista – On November 17, 2020, TransDigm completed the divestiture of the Avista, Inc. business ("Avista") to Belcan, LLC ("Belcan") for approximately $8 million in cash. Avista was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Airframe segment. The gain on sale recognized as a result of the divestiture is immaterial and is classified as a component of other income within the condensed consolidated statements of income. During the fourth quarter of fiscal 2020, the Company determined Avista met the criteria to be classified as held for sale. Therefore, the assets and liabilities of Avista, which were not material, have been presented as held for sale in the condensed consolidated balance sheet as of September 30, 2020.
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

ScioTeq and TREALITY Simulation Visual Systems – On March 1, 2021, TransDigm entered into a definitive agreement to sell its ScioTeq and TREALITY Simulation Visual Systems businesses (“ScioTeq and TREALITY”) to OpenGate Capital for approximately $200 million in cash. ScioTeq and TREALITY were acquired by TransDigm as part of its acquisition of Esterline in March 2019 and are included in TransDigm’s Airframe segment. The businesses develop and manufacture advanced visualization solutions primarily for the global defense, air traffic control, and security end markets. ScioTeq and TREALITY operate primarily from Belgium, with secondary locations in the United States. As of April 3, 2021, the operating results of these businesses are included within the Airframe segment, and the related assets and liabilities are classified as held-for-sale as components of prepaid expenses and other and accrued and other current liabilities in the accompanying condensed consolidating balance sheet. The ScioTeq and TREALITY divestiture is subject to regulatory approvals and customary closing conditions and is expected to be completed during the third quarter of fiscal 2021.
Subsequent Event - Technical Airborne Components – On April 12, 2021, TransDigm entered into a definitive agreement to sell its Technical Airborne Components (“TAC”) business to Searchlight Capital Partners for approximately $40 million in cash. TAC operates in Belgium and designs and produces rods and struts for helicopters, commercial planes, military aircraft and space programs. TAC is included in TransDigm’s Airframe segment. As of April 3, 2021, the criteria necessary to be classified as held for sale on the accompanying condensed consolidating balance sheet had not been met. The TAC divestiture was completed on April 27, 2021.
The ScioTeq and TREALITY and TAC divestitures are expected to result in a net gain on sale of businesses in the third quarter of fiscal 2021.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform." Certain amendments were provided for in ASU 2021-01, "Reference Rate Reform (ASC 848): Scope," which was issued in January 2021. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this ASU are effective through December 31, 2022. The Company is currently evaluating the impact of adopting this standard on our condensed consolidated financial statements and disclosures.
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
When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification to an existing contract on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, which are recognized prospectively.
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

	April 3, 2021	September 30, 2020	Change
Contract assets, current (1)	$54	$36	$18
Contract assets, non-current (2)	4	6	(2)
Total contract assets	58	42	16
Contract liabilities, current (3)	24	18	6
Contract liabilities, non-current (4)	8	9	(1)
Total contract liabilities	32	27	5
Net contract assets	$26	$15	$11

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.

For the thirteen and twenty-six week periods ended April 3, 2021, the revenue recognized that was previously included in contract liabilities was not material.
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
The allowance for uncollectible accounts was $40 million and $37 million as of April 3, 2021 and September 30, 2020, respectively. The increase in the allowance for uncollectible accounts during the twenty-six week period ended April 3, 2021 is primarily driven by additional collectibility risk assessed on receivables from certain customers that have been significantly adversely impacted by the COVID-19 pandemic. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.
6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Numerator for earnings per share:
Income from continuing operations	$105	$323	$155	$556
Less: Net income attributable to noncontrolling interests	(1)	—	(1)	(1)
Net income from continuing operations attributable to TD Group	104	323	154	555
Less: Special dividends declared or paid on participating securities, including dividend equivalent payments	—	—	(73)	(185)
(Loss) income from discontinued operations, net of tax	—	(4)	—	68
Net income applicable to TD Group common stockholders - basic and diluted	$104	$319	$81	$438
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	54.8	53.8	54.7	53.7
Vested options deemed participating securities	3.6	3.6	3.7	3.7
Total shares for basic and diluted earnings per share	58.4	57.4	58.4	57.4

Earnings per share from continuing operations—basic and diluted	$1.79	$5.63	$1.40	$6.45
(Loss) Earnings per share from discontinued operations—basic and diluted	—	(0.07)	—	1.18
Earnings per share	$1.79	$5.56	$1.40	$7.63

7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out ("FIFO") methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	April 3, 2021	September 30, 2020
Raw materials and purchased component parts	$865	$881
Work-in-progress	360	358
Finished goods	205	222
Total	1,430	1,461
Reserves for excess and obsolete inventory	(190)	(178)
Inventories - Net	$1,240	$1,283
8.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in millions):

	April 3, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks & Trade names	$994	$—	$994	$958	$—	$958
Technology	2,018	638	1,380	1,842	589	1,253
Order backlog (1)	15	4	11	93	93	—
Customer Relationships	547	64	483	443	52	391
Other	18	11	7	18	10	8
Total	$3,592	$717	$2,875	$3,354	$744	$2,610

(1)Fully amortized order backlog associated with the Esterline acquisition has been written down from the gross carrying amount and accumulated amortization at April 3, 2021 due to being fully amortized. There is no impact on the net balance.
The aggregate amortization expense on identifiable intangible assets for the twenty-six week periods ended April 3, 2021 and March 28, 2020 was approximately $65 million and $86 million, respectively.
As disclosed in Note 3, "Acquisitions and Divestitures," the estimated fair value of the net identifiable tangible and intangible assets acquired are based on the acquisition method of accounting and are subject to adjustment upon completion of the third-party valuation. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the twenty-six week period ended April 3, 2021 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$640
Trademarks and trade names	34
	674
Intangible assets subject to amortization:
Technology	163	20 years
Order backlog	15	1 year
Customer relationships	99	20 years
	277
Total	$951

The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2020 through April 3, 2021 (in millions):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2020	$4,141	$3,647	$101	$7,889
Goodwill acquired during the period	4	636	—	640
Goodwill divested during the period	(4)	—	(8)	(12)
Currency translation adjustments	9	38	—	47
Balance at April 3, 2021	$4,150	$4,321	$93	$8,564
Given the continued adverse global economic and market conditions attributable to the COVID-19 pandemic, particularly as it pertains to the commercial aerospace sector, the Company continued to monitor for any indicators of impairment of goodwill and indefinite-lived intangible assets as of April 3, 2021. For certain reporting units that have higher commercial aerospace content and potentially present a higher risk for impairment, the Company performed a quantitative impairment test using an income approach in the prior year annual impairment assessment. In the current year, the Company reviewed for any changes in key assumptions used within the models. Key assumptions reviewed included revenue growth rates and EBITDA margins, available industry data and management’s determination of the prospective financial information with consideration of the estimated length of time for the commercial aerospace sector to rebound to pre-pandemic levels. As a result of the interim impairment testing performed as of April 3, 2021, no goodwill or indefinite-lived intangible assets was determined to be impaired.
9.    DEBT
The Company’s debt consists of the following (in millions):

	April 3, 2021
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,411	$(43)	$(20)	$7,348
Revolving credit facility	200	—	—	200
6.50% Senior Subordinated Notes due 2025 (2025 Notes)	750	(2)	2	750
8.00% Senior Secured Notes due 2025 (2025 Secured Notes)	1,100	(8)	—	1,092
6.375% Senior Subordinated Notes due 2026 (6.375% 2026 Notes)	950	(5)	—	945
6.875% Senior Subordinated Notes due 2026 (6.875% 2026 Notes)	500	(4)	(3)	493
6.25% Senior Secured Notes due 2026 (2026 Secured Notes)	4,400	(51)	5	4,354
7.50% Senior Subordinated Notes due 2027 (7.50% 2027 Notes)	550	(4)	—	546
5.50% Senior Subordinated Notes due 2027 (5.50% 2027 Notes)	2,650	(20)	—	2,630
4.625% Senior Subordinated Notes due 2029 (4.625% 2029 Notes)	1,200	(11)	—	1,189
Government refundable advances	30	—	—	30
Finance lease obligations	101	—	—	101
	19,842	(148)	(16)	19,678
Less: current portion	277	(1)	—	276
Long-term debt	$19,565	$(147)	$(16)	$19,402

	September 30, 2020
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$7,449	$(48)	$(23)	$7,378
Revolving credit facility	200	—	—	200
2024 Notes	1,200	(5)	—	1,195
2025 Notes	750	(3)	3	750
2025 Secured Notes	1,100	(9)	—	1,091
6.375% 2026 Notes	950	(6)	—	944
6.875% 2026 Notes	500	(4)	(3)	493
2026 Secured Notes	4,400	(55)	5	4,350
7.50% 2027 Notes	550	(5)	—	545
5.50% 2027 Notes	2,650	(21)	—	2,629
Government refundable advances	28	—	—	28
Finance lease obligations	57	—	—	57
	19,834	(156)	(18)	19,660
Less: current portion	277	(1)	—	276
Long-term debt	$19,557	$(155)	$(18)	$19,384
Accrued interest, which is classified as a component of accrued and other current liabilities, was $130.7 million and $177.6 million as of April 3, 2021 and September 30, 2020, respectively.
Issuance of Senior Subordinated Notes due 2029 – On January 14, 2021, the Company entered into a purchase agreement in connection with a private offering of $1,200 million of 4.625% Senior Subordinated Notes due 2029 (the “4.625% 2029 Notes”) at an issue price of 100% of the principal amount. The 4.625% 2029 Notes were issued pursuant to an indenture, dated January 20, 2021, among TransDigm, Inc., as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm, Inc. named therein, as guarantors.
The 4.625% 2029 Notes bear interest at the rate of 4.625% per annum, which accrues from January 14, 2021 and is payable in arrears on January 15th and July 15th of each year, commencing on July 15, 2021. The 4.625% 2029 Notes mature on January 15, 2029, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $11.3 million representing debt issuance costs associated with the 4.625% 2029 Notes during the twenty-six week period ended April 3, 2021.
Repurchase of Senior Subordinated Notes due 2024 – On January 14, 2021, the Company announced a cash tender offer for any and all of its outstanding 6.50% Senior Subordinated Notes due 2024 (the "2024 Notes"). On February 16, 2021, the Company redeemed the principal amount of $1,200 million, plus accrued interest of approximately $6.3 million and early redemption premium of $19.5 million.
The Company recorded refinancing costs of $23.6 million consisting of the $19.5 million early redemption premium and the write off of $4.1 million in unamortized debt issuance costs during the twenty-six week period ended April 3, 2021 in conjunction with the redemption of the 2024 Notes.
Subsequent Event - Issuance of Senior Subordinated Notes due 2029 – On April 12, 2021, the Company entered into a purchase agreement in connection with a private offering of $750 million of 4.875% Senior Subordinated Notes due 2029 (the “4.875% 2029 Notes”) at an issue price of 100% of the principal amount. The 4.875% 2029 Notes were issued pursuant to an indenture, dated April 21, 2021, among TransDigm, Inc., as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm, Inc. named therein, as guarantors.
The 4.875% 2029 Notes bear interest at the rate of 4.875% per annum, which accrues from April 12, 2021 and is payable in arrears on May 1st and November 1st of each year, commencing on November 1, 2021. The 4.875% 2029 Notes mature on May 1, 2029, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture. The Company expects to use the net proceeds from the offering of the 4.875% 2029 Notes to redeem all of its outstanding 6.50% Senior Subordinated Notes due 2025 (the "2025 Notes"). As a result of the redemption of the 2025 Notes, the Company expects to pay an early redemption premium of $12.2 million, which will be expensed as a component of refinancing costs.

Government Refundable Advances - Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC Electronics, which is a subsidiary of TransDigm. The balance was $30.2 million at April 3, 2021 and $28.4 million at September 30, 2020.
Obligations under Finance Leases - The Company leases certain buildings and equipment under finance leases. The present value of the minimum capital lease payments, net of the current portion, represents a balance of $101.1 million at April 3, 2021 and $56.8 million at September 30, 2020. Refer to Note 16, "Leases," for further disclosure on the Company's finance lease obligations.
10.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended April 3, 2021 and March 28, 2020, the effective income tax rate was 19.6% and 4.2%, respectively. During the twenty-six week periods ended April 3, 2021 and March 28, 2020, the effective income tax rate was 15.5% and 11.6%, respectively. The Company's higher effective tax rate for the thirteen and twenty-six week periods ended April 3, 2021 was primarily due to the increase in the Company's net interest deduction limitation pursuant to IRC Section 163(j) partially offset by the discrete impact of excess tax benefits associated with share-based payments. The Company’s effective tax rate for the thirteen and twenty-six week periods ended April 3, 2021 was lower than the Federal statutory tax rate of 21% primarily due to the impact of excess tax benefits associated with share-based payments.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations for years before fiscal 2015. The Company is currently under examination for its federal income taxes in the U.S. for fiscal 2016, in Belgium for fiscal years 2016 through 2018, in Canada for fiscal years 2013 through 2015, in France for fiscal years 2015 through 2019, and in Germany for fiscal years 2014 through 2017. The Company expects the examinations in France to be completed during the current fiscal year. In addition, the Company is subject to state income tax examinations for fiscal years 2015 and later.
At April 3, 2021 and September 30, 2020, TD Group had $41.6 million and $40.9 million, respectively, in unrecognized tax benefits, the recognition of which would have an effect of approximately $36.3 million and $35.7 million on the effective tax rate at April 3, 2021 and September 30, 2020, respectively. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $21.3 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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

The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		April 3, 2021		September 30, 2020
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$4,072	$4,072	$4,717	$4,717
Foreign currency forward exchange contracts and other (1)	2	2	2	—	—
Liabilities:
Interest rate swap agreements (2)	2	80	80	56	56
Interest rate swap agreements (3)	2	228	228	328	328
Foreign currency forward exchange contracts and other (2)	2	—	—	1	1
Short-term borrowings - trade receivable securitization facility (4)	2	350	350	349	349
Long-term debt, including current portion:
Term loans (4)	2	7,348	7,236	7,378	7,004
Revolving credit facility (4)	2	200	200	200	200
2024 Notes (4)	1	—	—	1,195	1,194
2025 Notes (4)	1	750	766	750	743
2025 Secured Notes (4)	1	1,092	1,196	1,091	1,194
6.375% 2026 Notes (4)	1	945	983	944	948
6.875% 2026 Notes (4)	1	493	526	493	500
2026 Secured Notes (4)	1	4,354	4,664	4,350	4,604
7.50% 2027 Notes (4)	1	546	588	545	569
5.50% 2027 Notes (4)	1	2,630	2,743	2,629	2,554
4.625% 2029 Notes (4)	1	1,189	1,179	—	—
Government refundable advances	2	30	30	28	28
Finance lease obligations	2	101	101	57	57

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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at April 3, 2021 and September 30, 2020.

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
Certain derivative asset and liability balances are offset where master netting agreements provide for the legal right of setoff. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net non-current asset or liability. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the condensed consolidated balance sheet and the net amounts of assets and liabilities presented therein (in millions):

	April 3, 2021		September 30, 2020
	Asset	Liability	Asset	Liability
Net derivatives as classified in the balance sheet (1)	$—	$(308)	$—	$(384)

(1)Refer to Note 11, "Fair Value Measurements," for the condensed consolidated balance sheet classification of our interest rate swap agreements.
Based on the fair values of the interest rate swap and cap agreements determined as of April 3, 2021, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next twelve months is approximately $17.1 million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At April 3, 2021, the Company had outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $77.8 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at April 3, 2021 is 6 months. These notional values consist of contracts for the Canadian dollar and the European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the twenty-six week period ended April 3, 2021, the gains reclassified on foreign currency forward exchange contracts designated as cash flow hedges into net sales in the condensed consolidated statements of income were immaterial. The gains were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit. As of April 3, 2021, the Company expects to reclassify approximately $1.6 million of unrealized gains classified in other comprehensive income into net sales over the next 6 months.
During the twenty-six week period ended April 3, 2021, the gains recorded as a component of other income related to the ineffective portion of the foreign currency forward exchange contracts designated as cash flow hedges was immaterial.

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
The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, thermal protection and insulation, lighting and control technology and parachutes. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net sales to external customers
Power & Control
Commercial OEM	$127	$191	$253	$375
Commercial Aftermarket	148	225	280	445
Defense	366	331	709	679
Total Power & Control	641	747	1,242	1,499

Airframe
Commercial OEM	141	243	283	473
Commercial Aftermarket	129	220	241	465
Defense	243	192	453	391
Total Airframe	513	655	977	1,329

Total Non-aviation	40	41	82	80

	$1,194	$1,443	$2,301	$2,908
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
EBITDA As Defined
Power & Control	$309	$381	$613	$766
Airframe	208	296	385	602
Non-aviation	16	14	31	26
Total segment EBITDA As Defined	533	691	1,029	1,394
Less: Unallocated corporate expenses	14	16	36	38
Total Company EBITDA As Defined	519	675	993	1,356
Depreciation and amortization expense	66	72	124	141
Interest expense, net	268	252	535	501
Acquisition-related costs	15	9	19	16
Non-cash stock compensation expense	21	12	70	37
Refinancing costs	24	3	24	26
COVID-19 pandemic restructuring costs	18	—	39	—
Other, net	(23)	(10)	(1)	6
Income from continuing operations before income taxes	$130	$337	$183	$629

The following table presents total assets by segment (in millions):

	April 3, 2021	September 30, 2020
Total assets
Power & Control	$7,013	$7,005
Airframe	7,652	6,575
Non-aviation	220	251
Corporate	3,854	4,564
	$18,739	$18,395
14.    RETIREMENT PLANS
The components of net periodic pension (benefit) cost for the Company's defined benefit plans were as follows (in millions):

	Thirteen Week Periods Ended				Twenty-Six Week Periods Ended
	April 3, 2021		March 28, 2020		April 3, 2021		March 28, 2020
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$—	$1	$2	$1	$2	$2	$4	$2
Interest cost	1	1	3	1	3	2	5	3
Expected return on plan assets	(4)	(1)	(5)	(1)	(9)	(3)	(9)	(4)
Amortization	—	—	—	—	—	1	1	—
Net periodic pension (benefit) cost	$(3)	$1	$—	$1	$(4)	$2	$1	$1
The net periodic pension (benefit) cost for the Company's post-retirement pension plans was immaterial for the thirteen and twenty-six week periods ended April 3, 2021 and March 28, 2020. The components of the defined benefit plans net periodic pension (benefit) cost, other than service cost, are included in other (income) expense in the Company's condensed consolidated statements of income.
On December 31, 2020, the Company approved an amendment and provided notice to participants, in accordance with regulatory requirements, of its intent to freeze the Esterline Retirement Plan (the "Plan"). The amendment, among other things, freezes the Plan to all future benefit accruals and participation by new or rehired employees on or after January 1, 2021. On March 30, 2021, the Company approved an amendment of its intent to terminate the Plan effective June 30, 2021 and provided notice to participants, in accordance with regulatory requirements. The Company anticipates the termination process will take approximately 18 to 24 months to complete. Upon settlement of the pension obligations, the Company will reclassify unrecognized actuarial gains or losses, currently recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, to the Company's condensed consolidated statements of income as settlement gains or charges in the second half of fiscal 2021.

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the twenty-six week periods ended April 3, 2021 and March 28, 2020 (in millions):

	Unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity (2)	Currency translation adjustment	Total
Balance at September 30, 2020	$(302)	$(8)	$(91)	$(401)
Current-period other comprehensive income (loss), net of tax, attributable to TD Group	56	—	111	167
Balance at April 3, 2021	$(246)	$(8)	$20	$(234)

Balance at September 30, 2019	$(172)	$(40)	$(167)	$(379)
Current-period other comprehensive income (loss), net of tax, attributable to TD Group	(122)	6	(8)	(124)
Balance at March 28, 2020	$(294)	$(34)	$(175)	$(503)

(1)Represents unrealized (gains) losses on derivatives designated and qualifying as cash flow hedges, net of taxes of $(13.5) million and $43.0 million for the thirteen week periods ended April 3, 2021 and March 28, 2020, respectively, and $(18.5) million and $34.0 million for the twenty-six week periods ended April 3, 2021 and March 28, 2020, respectively.
(2)There were no material pension liability adjustments, net of taxes, for the thirteen and twenty-six week periods ended April 3, 2021 and March 28, 2020.
Reclassifications out of accumulated other comprehensive loss for the thirteen and twenty-six week periods ended April 3, 2021 and March 28, 2020 were immaterial.
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
The components of lease expense for the are as follows (in millions):

		Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	Classification	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Operating lease cost	Cost of sales or selling and administrative expenses	$7	$7	$14	$14
Finance lease cost
Amortization of leased assets	Cost of sales	1	1	2	1
Interest on lease liabilities	Interest expense - net	2	1	3	2
Total lease cost		$10	$9	$19	$17

Supplemental cash flow information related to leases is as follows (in millions):

	Twenty-Six Week Periods Ended
	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$14	$14
Operating cash outflows from finance leases	2	2
Financing cash outflows from finance leases	1	1

Lease assets obtained in exchange for new lease obligations:
Operating leases	$38	$15
Financing leases	25	—
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	April 3, 2021	September 30, 2020
Operating Leases
Operating lease right-of-use assets	Other assets	$107	$103

Current operating lease liabilities	Accrued and other current liabilities	22	22
Long-term operating lease liabilities	Other non-current liabilities	90	87
Total operating lease liabilities		$112	$109

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment - net	$108	$67

Current finance lease liabilities	Accrued and other current liabilities	2	2
Long-term finance lease liabilities	Other non-current liabilities	99	55
Total finance lease liabilities		$101	$57
As of April 3, 2021, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	8.1 years
Finance leases	22.1 years

Weighted-average discount rate
Operating leases	5.9%
Finance leases	7.2%

    Maturities of lease liabilities at April 3, 2021 are as follows (in millions):

	Operating Leases	Finance Leases
2021	$14	$4
2022	25	9
2023	19	9
2024	16	9
2025	13	9
Thereafter	56	180
Total future minimum lease payments	143	220
Less: imputed interest	31	119
Present value of lease liabilities reported	$112	$101
17.    COMMITMENTS AND CONTINGENCIES
On August 8, 2019, a fire caused significant damage to the Niort, France operating facility of the Leach International Europe subsidiary, which is reported within the Company’s Power & Control segment. The facility as well as certain machinery, equipment and inventory sustained damage. The Company suspended operations at the Niort facility as a result of the fire; however, had transferred certain operations to temporary facilities until operations were fully restored at the rebuilt facility. The new facility was completed in December 2020 and is fully operational as of March 2021.
The Company’s insurance covers damage to the facility, equipment, inventory, and other assets, at replacement cost, as well as business interruption losses and other incremental costs resulting from the disruption of operations caused by the fire, subject to a $1 million deductible and certain sub-limits based on the nature of the covered item. Anticipated insurance recoveries related to losses and incremental costs incurred are recognized when receipt is probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory were not recorded until all contingencies relating to the claim had been resolved.
During the quarter ended April 3, 2021, the property insurance portion of the claim was settled for approximately $54 million, net of the $1 million deductible. For the twenty-six week period ended April 3, 2021, approximately $24 million in cash was received to fully resolve the property claim. The proceeds were included in net cash used for investing activities within the condensed consolidated statement of cash flows based on the nature of the reimbursement. As all contingencies related to the property claim were resolved during the second quarter of fiscal 2021, a gain of approximately $22 million was recorded to other income. The gain represents the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory. For the twenty-six week period ended March 28, 2020, approximately $11 million in cash was received as an initial advance under the property insurance claim. The proceeds were included in net cash provided by operating activities within the condensed consolidated statement of cash flows based on the nature of the reimbursement.
Discussions are ongoing with the insurance carrier regarding the business interruption losses and other incremental costs resulting from the disruption of operations caused by the fire. The timing of and amount of insurance recoveries for these losses and incremental costs is expected to be substantially resolved by the end of fiscal 2021. Incremental costs incurred relating to the fire for the thirteen and twenty-six week periods ended April 3, 2021 and March 28, 2020 were not material.
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

Operating Results Summary
(Loss) Income from discontinued operations, net of tax, for the thirteen and twenty-six week periods ended March 28, 2020 was $(4) million and $68 million, respectively. The following is the summarized operating results for Souriau-Sunbank for the thirteen and twenty-six week periods ended March 28, 2020 (in millions):

	Thirteen Week Period Ended	Twenty-Six Week Period Ended
	March 28, 2020	March 28, 2020
Net sales	$—	$79
Income from discontinued operations before income taxes	—	13
Income tax expense	1	5
(Loss) Income from discontinued operations, net of tax	(1)	8
(Loss) Gain from sale of discontinued operations, net of tax	(3)	60
(Loss) Income from discontinued operations, net of tax	$(4)	$68
Current Year Divestitures
No divestitures occurring in the twenty-six week period ended April 3, 2021 met the criteria to qualify as discontinued operations under U.S. GAAP. Refer to Note 3, "Acquisitions and Divestitures," for additional details on the Company's fiscal 2021 divestitures.

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
Overview
We believe we are a leading global designer, producer and supplier of highly engineered proprietary aerospace components with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves based on engineering, service and manufacturing capabilities. We typically choose not to compete for non-proprietary “build to print” business because it frequently offers lower margins than proprietary products. We believe that our products have strong brand names within the industry and that we have a reputation for high quality, reliability and strong customer support. Our business is well diversified due to the broad range of products that we offer to our customers. Our major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems. Each of these product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the second quarter of fiscal year 2021, we generated net sales of $1,194 million and net income attributable to TD Group of $104 million. EBITDA As Defined was $519 million, or 43.5% of net sales. Refer to the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income from continuing operations and net cash provided by operating activities.
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
The Company took immediate and aggressive action to minimize the spread of COVID-19 in our workplaces and reduce costs. Since the early days of the pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally. Some of the actions implemented include: flexible work-from-home scheduling; alternate shift schedules; pre-shift temperature screenings, where allowed by law; social distancing; appropriate personal protective equipment; facility deep cleaning; and paid quarantine time for impacted employees. In recent months, the Company has taken various steps to facilitate access to vaccines for our employees in accordance with federal guidelines and state and local vaccination plans.
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

For the thirteen week period ended April 3, 2021, COVID-19 restructuring costs of approximately $17 million were incurred, of which $14 million was recorded in cost of sales and $3 million was recorded in selling and administrative expenses on the condensed consolidated statements of income. For the twenty-six week period ended April 3, 2021, COVID-19 restructuring costs of approximately $36 million were incurred, of which $26 million was recorded in cost of sales and $10 million was recorded in selling and administrative expenses on the condensed consolidated statements of income. These costs are primarily related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. Additionally, for the thirteen and twenty-six week periods ended April 3, 2021, the Company incurred approximately $1 million and $3 million, respectively, in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). For the thirteen and twenty-six week periods ended March 28, 2020, the Company incurred approximately $1 million of restructuring costs.
As of April 3, 2021 and September 30, 2020, the restructuring accrual associated with the costs incurred in response to the COVID-19 pandemic was approximately $32 million and $13 million, respectively. This accrual is recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets. The increase in the accrual is primarily driven by costs to reduce its workforce that have been incurred but not paid; partially offset by payments against the accrual. The Company expects to incur additional restructuring and incremental costs related to the COVID-19 pandemic though at a reduced level in comparison to fiscal 2020. The Company continues to analyze its cost structure and may implement additional cost reduction measures as necessary due to the ongoing business challenges resulting from the COVID-19 pandemic.
Critical Accounting Policies and Estimates
The preparation and fair presentation of the consolidated unaudited interim financial statements and accompanying notes included in this report are the responsibility of management. The financial statements and footnotes have been prepared in conformity with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial statements and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare financial statements. Estimates are based on historical experience, judgments and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions):

	Thirteen Week Periods Ended
	April 3, 2021	% of Sales	March 28, 2020	% of Sales
Net sales	$1,194	100.0%	$1,443	100.0%
Cost of sales	602	50.4%	625	43.3%
Selling and administrative expenses	162	13.6%	180	12.5%
Amortization of intangible assets	36	3.0%	46	3.2%
Income from operations	394	33.0%	592	41.0%
Interest expense, net	268	22.4%	252	17.5%
Refinancing costs	24	2.0%	3	0.2%
Other income	(28)	(2.3)%	—	—%
Income tax provision	25	2.1%	14	1.0%
Income from continuing operations	105	8.8%	323	22.4%
Less: Net income attributable to noncontrolling interests	(1)	(0.1)%	—	—%
Income from continuing operations attributable to TD Group	104	8.7%	323	22.4%
Loss from discontinued operations, net of tax	—	—%	(4)	(0.3)%
Net income attributable to TD Group	$104	8.7%	$319	22.1%

	Twenty-Six Week Periods Ended
	April 3, 2021	% of Sales	March 28, 2020	% of Sales
Net sales	$2,301	100.0%	$2,908	100.0%
Cost of sales	1,169	50.8%	1,288	44.3%
Selling and administrative expenses	358	15.6%	381	13.1%
Amortization of intangible assets	65	2.8%	86	3.0%
Income from operations	709	30.8%	1,153	39.6%
Interest expense, net	535	23.3%	501	17.2%
Refinancing costs	24	1.0%	26	0.9%
Other income	(33)	(1.4)%	(3)	(0.1)%
Income tax provision	28	1.2%	73	2.5%
Income from continuing operations	155	6.7%	556	19.1%
Less: Net income attributable to noncontrolling interests	(1)	—%	(1)	—%
Income from continuing operations attributable to TD Group	154	6.7%	555	19.1%
Income from discontinued operations, net of tax	—	—%	68	2.3%
Net income attributable to TD Group	$154	6.7%	$623	21.4%

Changes in Results of Operations
Thirteen week period ended April 3, 2021 compared with the thirteen week period ended March 28, 2020
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended April 3, 2021 and March 28, 2020 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Total Sales
	April 3, 2021	March 28, 2020	Change
Organic sales	$1,151	$1,443	$(292)	(20.3)%
Acquisition sales	43	—	43	3.0%
	$1,194	$1,443	$(249)	(17.3)%
The decrease in organic sales of $292 million for the thirteen week period ended April 3, 2021, compared to the thirteen week period ended March 28, 2020, is primarily related to decreases in commercial OEM sales ($170 million, a decrease of 37.2%) and commercial aftermarket sales ($170 million, a decrease of 37.4%); partially offset by an increase in defense sales ($48 million, an increase of 9.1%). The decreases in the commercial aftermarket and commercial OEM markets are attributable to the adverse impact that the COVID-19 pandemic has had on the customer demand for air travel worldwide. The increase in defense sales are primarily driven by the OEM market.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their respective acquisition date. The acquisition sales in the table above for the thirteen week period ended April 3, 2021 are primarily attributable to the acquisition of Cobham Aero Connectivity ("CAC").
•Cost of Sales and Gross Profit. Cost of sales decreased by $23 million, or 3.7%, to $602 million for the thirteen week period ended April 3, 2021 compared to $625 million for the thirteen week period ended March 28, 2020. Cost of sales and the related percentage of total sales for the thirteen week periods ended April 3, 2021 and March 28, 2020 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 3, 2021	March 28, 2020	Change	% Change
Cost of sales - excluding costs below	$585	$649	$(64)	(9.9)%
% of total sales	49.0%	45.0%
COVID-19 pandemic restructuring costs	15	—	15	NM
% of total sales	1.3%	—%
Inventory acquisition accounting adjustments	6	—	6	NM
% of total sales	0.5%	—%
Acquisition integration costs	2	2	—	—%
% of total sales	0.2%	0.1%
Non-cash stock compensation expense	2	1	1	100.0%
% of total sales	0.2%	0.1%
Foreign currency losses (gains)	1	(13)	14	107.7%
% of total sales	0.1%	(0.9)%
Loss contract amortization	(9)	(14)	5	35.7%
% of total sales	(0.8)%	(1.0)%
Total cost of sales	$602	$625	$(23)	(3.7)%
% of total sales	50.4%	43.3%
Gross profit	$592	$818	$(226)	(27.6)%
Gross profit percentage	49.6%	56.7%
The decrease in the dollar amount of cost of sales during the thirteen week period ended April 3, 2021 was primarily due to lower sales volume from decreased customer demand due to the COVID-19 pandemic and the other factors summarized above, including those factors that partially offset the decrease in cost of sales.

Gross profit as a percentage of sales decreased by 7.1 percentage points to 49.6% for the thirteen week period ended April 3, 2021 from 56.7% for the thirteen week period ended March 28, 2020. The decrease in the gross profit percentage is primarily driven by COVID-19 pandemic restructuring costs, unfavorable movement in foreign currency rates (primarily the U.S. dollar weakening against the British pound), inventory acquisition accounting adjustments, lower loss contract amortization and sales mix, specifically, lower commercial aftermarket sales as a percentage of total net sales. Also, fixed overhead costs incurred were spread over a lower production volume during the thirteen week period ended April 3, 2021 further contributing to an adverse impact to gross profit.
•Selling and Administrative Expenses. Selling and administrative expenses decreased by $18 million to $162 million, or 13.6% of sales, for the thirteen week period ended April 3, 2021 from $180 million, or 12.5% of sales, for the thirteen week period ended March 28, 2020. Selling and administrative expenses and the related percentage of total sales for the thirteen week periods ended April 3, 2021 and March 28, 2020 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 3, 2021	March 28, 2020	Change	% Change
Selling and administrative expenses - excluding costs below	$132	$162	$(30)	(18.5)%
% of total sales	11.1%	11.2%
Non-cash stock compensation expense	19	10	9	90.0%
% of total sales	1.6%	0.7%
Acquisition transaction-related expenses	5	—	5	NM
% of total sales	0.4%	—%
Acquisition integration costs	3	7	(4)	(57.1)%
% of total sales	0.3%	0.5%
COVID-19 pandemic restructuring costs	3	1	2	200.0%
% of total sales	0.3%	0.1%
Total selling and administrative expenses	$162	$180	$(18)	(10.0)%
% of total sales	13.6%	12.5%
The decrease in selling and administrative expenses during the thirteen week period ended April 3, 2021 is primarily due to the realization of the cost mitigation measures that began to be enacted in the second half of fiscal 2020 in response to the COVID-19 pandemic, partially offset by the other factors summarized above. The material cost mitigation measures enacted to date are described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic."
•Amortization of Intangible Assets. Amortization of intangible assets was $36 million for the thirteen week period ended April 3, 2021 compared to $46 million for the thirteen week period ended March 28, 2020. The decrease in amortization expense of $10 million was due to amortization expense on sales order backlog recorded in fiscal 2020 in connection with the acquisition of Esterline Technologies Corporation ("Esterline") that did not occur in fiscal 2021 as sales order backlog related to the Esterline acquisition was fully amortized by the end of fiscal 2020. This was partially offset by amortization expense of intangible assets related to the CAC acquisition in the second quarter of fiscal 2021.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees and interest on finance leases; slightly offset by interest income. Interest expense-net increased $16 million, or 6.3%, to $268 million for the thirteen week period ended April 3, 2021 from $252 million for the comparable thirteen week period last year. The increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $20.4 billion for the thirteen week period ended April 3, 2021 and approximately $18.5 billion for the thirteen week period ended March 28, 2020. The increase in the weighted average level of borrowings was primarily due to the activity in fiscal 2020 consisting of the issuance of $1,100 million in 8.00% Senior Secured Notes due 2025 (the "2025 Secured Notes"), $400 million in 6.25% Senior Secured Notes due 2026 (the "2026 New Secured Notes") and $200 million drawn on the revolving credit facility. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended April 3, 2021 was 5.0%.
•Refinancing Costs. Refinancing costs of $24 million were recorded for the thirteen week period ended April 3, 2021 compared to $3 million recorded for the thirteen week period ended March 28, 2020. The refinancing costs for the thirteen week period ended April 3, 2021 were primarily related to fees incurred on the early redemption of the 2024 Notes. The refinancing costs for thirteen week period ended March 28, 2020 were primarily related to fees incurred to refinance the term loans in February 2020.

•Other Income. Other income was $28 million for the thirteen week period ended April 3, 2021. There was no other income recorded for the thirteen week period ended March 28, 2020. Other income for the thirteen week period ended April 3, 2021 is primarily driven by a $22 million gain on the settlement of the property insurance portion of the claim for Leach International Europe's Niort, France operating facility fire in August 2019. The gain represents the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory. The remaining $6 million is primarily driven by non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($3 million), receipt of Canadian governmental subsidies for the pandemic ($2 million) and a net gain on sale recorded on the completed divestitures of certain businesses ($1 million).
•Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 19.6% for the thirteen week period ended April 3, 2021 compared to 4.2% for the thirteen week period ended March 28, 2020. The Company's higher effective tax rate for the thirteen week period ended April 3, 2021, was primarily due to the increase in the Company's net interest deduction limitation pursuant to IRC Section 163(j) partially offset by the discrete impact of excess tax benefits associated with share-based payments.
•Income from Discontinued Operations. There were no discontinued operations for the thirteen week period ended April 3, 2021. Discontinued operations for the thirteen week period ended March 28, 2020 included an adjustment of $4 million to the gain recognized on the sale of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”).
•Net Income Attributable to TD Group. Net income attributable to TD Group decreased $215 million, or 67.4%, to $104 million for the thirteen week period ended April 3, 2021 compared to net income attributable to TD Group of $319 million for the thirteen week period ended March 28, 2020, primarily due to the adverse impact that the COVID-19 pandemic had on the Company's operations as well as the other factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $1.79 for the thirteen week period ended April 3, 2021 and $5.56 per share for the thirteen week period ended March 28, 2020. Basic and diluted earnings per share from continuing operations was $1.79 for the thirteen week period ended April 3, 2021. Basic and diluted earnings (loss) per share from continuing operations and discontinued operations was $5.63 and $(0.07), respectively, for the thirteen week period ended March 28, 2020.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended April 3, 2021 and March 28, 2020 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 3, 2021	% of Sales	March 28, 2020	% of Sales	Change	% Change
Power & Control	$641	53.7%	$747	51.8%	$(106)	(14.2)%
Airframe	513	43.0%	655	45.4%	(142)	(21.7)%
Non-aviation	40	3.3%	41	2.8%	(1)	(2.4)%
	$1,194	100.0%	$1,443	100.0%	$(249)	(17.3)%
Sales for the Power & Control segment decreased $106 million, a decrease of 14.2%, for the thirteen week period ended April 3, 2021 compared to the thirteen week period ended March 28, 2020. The sales decrease resulted primarily from decreases in commercial aftermarket sales ($74 million, a decrease of 33.4%) and commercial OEM sales ($66 million, a decrease of 34.3%); partially offset by an increase in defense sales ($34 million, an increase of 10.3%). The decreases in commercial aftermarket and commercial OEM sales are attributable to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector.
Sales for the Airframe segment decreased $142 million, a decrease of 21.7%, for the thirteen week period ended April 3, 2021 compared to the thirteen week period ended March 28, 2020. The sales decrease resulted primarily from a decrease in organic sales of $184 million, a decrease of 28.1%; partially offset by acquisition sales related to CAC of $42 million, an increase of 6.4%. The organic sales decrease resulted primarily from decreases in commercial OEM sales ($107 million, a decrease of 44.2%) and commercial aftermarket sales ($95 million, a decrease of 43.4%); partially offset by an increase in defense sales ($18 million, an increase of 9.6%). The decreases in commercial aftermarket and commercial OEM sales are attributable to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector.
Sales for the Non-aviation segment decreased $1 million, a decrease of 2.4%, for the thirteen week period ended April 3, 2021 compared to the thirteen week period ended March 28, 2020. The sales decrease resulted primarily from a decrease in defense sales ($4 million, a decrease of 66.5%); partially offset by an increase in other non-aerospace sales ($3 million, an increase of 9.6%).

•EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended April 3, 2021 and March 28, 2020 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 3, 2021	% of Segment Sales	March 28, 2020	% of Segment Sales	Change	% Change
Power & Control	$309	48.2%	$381	51.0%	$(72)	(18.9)%
Airframe	208	40.5%	296	45.2%	(88)	(29.7)%
Non-aviation	16	40.0%	14	34.1%	2	14.3%
	$533	44.6%	$691	47.9%	$(158)	(22.9)%
EBITDA As Defined for the Power & Control segment decreased approximately $72 million, a decrease of 18.9%, resulting from lower sales volume in the commercial aftermarket and commercial OEM markets due to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector.
Organic EBITDA as Defined for the Airframe segment decreased approximately $95 million, a decrease of 32.1%, primarily as a result of lower sales volume in the commercial aftermarket and commercial OEM markets due to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector. EBITDA as Defined for the Airframe segment from the acquisition of CAC in fiscal year 2021 was $7 million.
EBITDA As Defined for the Non-aviation segment increased approximately $2 million, an increase of 14.3%, resulting from a favorable sales mix specifically from other non-aerospace sales.
Twenty-six week period ended April 3, 2021 compared with the twenty-six week period ended March 28, 2020
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended April 3, 2021 and March 28, 2020 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Total Sales
	April 3, 2021	March 28, 2020	Change
Organic sales	$2,258	$2,908	$(650)	(22.4)%
Acquisition sales	43	—	43	1.5%
	$2,301	$2,908	$(607)	(20.9)%
The decrease in organic sales for the twenty-six week period ended April 3, 2021 compared to the twenty-six week period ended March 28, 2020, is primarily related to a decrease in commercial aftermarket sales ($389 million, a decrease of 41.9%) and commercial OEM sales ($313 million, a decrease of 35.0%); partially offset by an increase in defense sales ($52 million, an increase of 4.8%). The decreases in the commercial aftermarket and commercial OEM markets are attributable to the adverse impact that the COVID-19 pandemic has had on the customer demand for air travel worldwide. The increase in defense sales is primarily driven by the OEM market.
Acquisition sales represent sales of acquired businesses for the period up to one year subsequent to their respective acquisition dates. The acquisition sales displayed in the table above for the twenty-six week period ended April 3, 2021 are primarily attributable to the acquisition of CAC.

•Cost of Sales and Gross Profit. Cost of sales decreased by $119 million, or 9.2%, to $1,169 million for the twenty-six week period ended April 3, 2021 compared to $1,288 million for the twenty-six week period ended March 28, 2020. Cost of sales and the related percentage of total sales for the twenty-six week periods ended April 3, 2021 and March 28, 2020 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 3, 2021	March 28, 2020	Change	% Change
Cost of sales - excluding costs below	$1,130	$1,305	$(175)	(13.4)%
% of total sales	49.1%	44.9%
COVID-19 pandemic restructuring costs	28	—	28	NM
% of total sales	1.2%	—%
Foreign currency losses	23	1	22	NM
% of total sales	1.0%	—%
Non-cash stock compensation expense	7	4	3	75.0%
% of total sales	0.3%	0.1%
Inventory acquisition accounting adjustments	6	—	6	NM
% of total sales	0.3%	—%
Acquisition integration costs	2	3	(1)	(33.3)%
% of total sales	0.1%	0.1%
Loss contract amortization	(27)	(25)	(2)	(8.0)%
% of total sales	(1.2)%	(0.9)%
Total cost of sales	$1,169	$1,288	$(119)	(9.2)%
% of total sales	50.8%	44.3%
Gross profit	$1,132	$1,620	$(488)	(30.1)%
Gross profit percentage	49.2%	55.7%
The decrease in the dollar amount of cost of sales during the twenty-six week period ended April 3, 2021 was primarily due to lower sales volume from decreased customer demand due to the COVID-19 pandemic and the other factors summarized above, including those factors that partially offset the decrease in cost of sales.
Gross profit as a percentage of sales decreased by 6.5 percentage points to 49.2% for the twenty-six week period ended April 3, 2021 from 55.7% for the twenty-six week period ended March 28, 2020. The dollar amount of gross profit decreased by $488 million, or 30.1%, for the twenty-six week period ended April 3, 2021 compared to the twenty-six week period in the prior year. The decrease in the gross profit percentage is primarily driven by COVID-19 pandemic restructuring costs, unfavorable movement in foreign currency rates (primarily the U.S. dollar weakening against the British pound and Euro) and sales mix, specifically, lower commercial aftermarket sales as a percentage of total net sales. Also, fixed overhead costs incurred were spread over a lower production volume during the twenty-six week period April 3, 2021 further contributing to an adverse impact to gross profit.

•Selling and Administrative Expenses. Selling and administrative expenses decreased by $23 million to $358 million, or 15.6% of sales, for the twenty-six week period ended April 3, 2021 from $381 million, or13.1% of sales, for the twenty-six week period ended March 28, 2020. Selling and administrative expenses and the related percentage of total sales for the twenty-six week periods ended April 3, 2021 and March 28, 2020 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 3, 2021	March 28, 2020	Change	% Change
Selling and administrative expenses - excluding costs below	$274	$334	$(60)	(18.0)%
% of total sales	11.9%	11.5%
Non-cash stock compensation expense	63	33	30	90.9%
% of total sales	2.7%	1.1%
COVID-19 pandemic restructuring costs	10	1	9	NM
% of total sales	0.4%	—%
Acquisition transaction-related expenses	6	1	5	NM
% of total sales	0.3%	—%
Acquisition integration costs	5	12	(7)	(58.3)%
% of total sales	0.2%	0.4%
Total selling and administrative expenses	$358	$381	$(23)	(6.0)%
% of total sales	15.6%	13.1%
The decrease in the dollar amount of selling and administrative expenses during the twenty-six week period ended April 3, 2021 is primarily due to the realization of the cost mitigation measures that began to be enacted in the second half of fiscal 2020 in response to the COVID-19 pandemic, partially offset by the other factors summarized above. The material cost mitigation measures enacted to date are described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic." The increase in non-cash stock compensation expense is attributable to the new stock option grants awarded in the first quarter of fiscal 2021 and the impact on the Black-Scholes fair value of the fiscal 2020 grants in connection with the change in vesting terms approved by the Compensation Committee of the Board of Directors in the first quarter of fiscal 2021.
•Amortization of Intangible Assets. Amortization of intangible assets was $65 million for the twenty-six week period ended April 3, 2021 compared to $86 million for the twenty-six week period ended March 28, 2020. The decrease in amortization expense of $21 million was due to the amortization expense on sales order backlog recorded in fiscal 2020 in connection with the acquisition of Esterline that did not occur in fiscal 2021 as sales order backlog related to the Esterline acquisition was fully amortized by the end of fiscal 2020. This was partially offset by amortization expense of intangible assets related to the CAC acquisition in the second quarter of fiscal 2021.
•Refinancing Costs. Refinancing costs of $24 million were recorded for the twenty-six week period ended April 3, 2021 compared to $26 million recorded for the twenty-six week period ended March 28, 2020. The refinancing costs primarily related to fees incurred on the early redemption of the 2024 Notes that occurred in the second quarter of fiscal 2021 and on the early redemption of the 6.00% Senior Subordinated Notes due 2022 (the "2022 Notes") that occurred in the first quarter of fiscal 2020.
•Other Income. Other income of $33 million was recorded for the twenty-six week period ended April 3, 2021 compared to $3 million recorded for the twenty-six week period ended March 28, 2020. Other income for the twenty-six week period April 3, 2021 was primarily driven by a $22 million gain on the settlement of the property insurance portion of the claim for Leach International Europe's Niort, France operating facility fire in August 2019. The gain represents the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory. The remaining $11 million is primarily driven by non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($6 million), receipt of payment of a Canadian governmental subsidy ($4 million) and a net gain on sale recorded on the completed divestitures of certain businesses ($1 million). Other income for the twenty-six week period ended March 28, 2020 is primarily related to non-service related components of net periodic benefit costs on the Company's defined benefit pension plans.

•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees and interest on finance leases; slightly offset by interest income. Interest expense-net increased $34 million, or 6.8%, to $535 million for the twenty-six week period ended April 3, 2021 from $501 million for the comparable twenty-six week period last year. The increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $20.2 billion for the twenty-six week period ended April 3, 2021 and approximately $18.2 billion for the twenty-six week period ended March 28, 2020. The increase in the weighted average level of borrowings was primarily due to the activity in fiscal 2020 consisting of the issuance of $1,100 million in 2025 Secured Notes, $400 million in 2026 New Secured Notes and $200 million drawn on the revolving credit facility. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended April 3, 2021 was 5.1%.
•Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 15.5% for the twenty-six week period ended April 3, 2021 compared to 11.6% for the twenty-six week period ended March 28, 2020. The Company's higher effective tax rate for the twenty-six week period ended April 3, 2021 was primarily due to the increase in the Company's net interest deduction limitation pursuant to IRC Section 163(j) partially offset by the discrete impact of excess tax benefits associated with share-based payments.
•Income from Discontinued Operations. There were no discontinued operations for the twenty-six week period ended April 3, 2021. Discontinued operations for the twenty-six week period ended March 28, 2020 include the results of the operations of the Souriau-Sunbank. On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton Corporation plc ("Eaton") for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019. The income from discontinued operations for the twenty-six week period ended March 28, 2020 is $68 million and includes $8 million from Souriau-Sunbank's operations and a gain on the sale of Souriau-Sunbank, net of tax, of $60 million.
•Net Income Attributable to TD Group. Net income attributable to TD Group decreased $469 million, or 75.3%, to $154 million for the twenty-six week period ended April 3, 2021 compared to net income attributable to TD Group of $623 million for the twenty-six week period ended March 28, 2020, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $1.40 for the twenty-six week period ended April 3, 2021 and $7.63 per share for the twenty-six week period ended March 28, 2020. There was no impact on earnings per share from discontinued operations for the twenty-six week period ended April 3, 2021. Basic and diluted earnings per share from continuing operations and discontinued operations were $6.45 and $1.18, respectively, for the twenty-six week period ended March 28, 2020.
Business Segments
•Segment Net Sales. Net sales by segment for the twenty-six week period ended April 3, 2021 and March 28, 2020 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 3, 2021	% of Sales	March 28, 2020	% of Sales	Change	% Change
Power & Control	$1,242	54.0%	$1,499	51.5%	$(257)	(17.1)%
Airframe	977	42.4%	1,329	45.7%	(352)	(26.5)%
Non-aviation	82	3.6%	80	2.8%	2	2.5%
	$2,301	100.0%	$2,908	100.0%	$(607)	(20.9)%
Sales for the Power & Control segment decreased $257 million, a decrease of 17.1%, for the twenty-six week period ended April 3, 2021. The sales decrease resulted primarily from a decrease in commercial aftermarket sales ($161 million, a decrease of 36.5%) and a decrease in commercial OEM sales ($125 million, a decrease of 33.0%); partially offset by an increase in defense sales ($29 million, an increase of 4.4%). The decreases in commercial aftermarket and commercial OEM sales are attributable to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector.
Sales for the Airframe segment decreased $352 million, a decrease of 26.5%, for the twenty-six week period ended April 3, 2021. The sales decrease resulted primarily from a decrease in organic sales of $394 million, a decrease of 29.6%; partially offset by acquisition sales related to CAC of $42 million, an increase of 3.2%. The organic sales decrease resulted primarily from decreases in commercial aftermarket sales ($228 million, a decrease of 49.1%) and commercial aftermarket sales ($195 million, a decrease of 41.3%); partially offset by an increase in defense sales ($29 million, an increase of 7.5%). The decreases in commercial aftermarket and commercial OEM sales are attributable to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector.

Sales for the Non-aviation increased by $2 million, an increase of 2.5%, for the twenty-six week period ended April 3, 2021 compared to the twenty-six week period ended March 28, 2020. The sales increase resulted primarily from an increase in other non-aerospace sales ($6 million, an increase of 10.7%); partially offset by a decrease in defense sales ($4 million, a decrease of 36.1%).
•EBITDA As Defined. EBITDA As Defined by segment for the twenty-six week periods ended April 3, 2021 and March 28, 2020 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 3, 2021	% of Segment Sales	March 28, 2020	% of Segment Sales	Change	% Change
Power & Control	$613	49.4%	$766	51.1%	$(153)	(20.0)%
Airframe	385	39.4%	602	45.3%	(217)	(36.0)%
Non-aviation	31	37.8%	26	32.5%	5	19.2%
	$1,029	44.7%	$1,394	47.9%	$(365)	(26.2)%
EBITDA As Defined for the Power & Control segment decreased approximately $153 million, a decrease of 20.0%, resulting from lower sales volume in the commercial aftermarket and commercial OEM market due to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector.
Organic EBITDA as Defined for the Airframe segment decreased approximately $224 million, a decrease of 37.2%, primarily as a result of lower sales volume in the commercial aftermarket and commercial OEM markets due to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector. EBITDA as Defined for the Airframe segment from the acquisition of CAC in fiscal year 2021 was $7 million.
EBITDA As Defined for the Non-aviation segment increased approximately $5 million, an increase of 19.2%, resulting from a favorable sales mix specifically from other non-aerospace sales.
Backlog
As of April 3, 2021, the Company estimated its sales order backlog at $3,314 million compared to $3,579 million as of March 28, 2020. The decrease in backlog is attributable to the adverse impact that the COVID-19 pandemic has had on customer demand, particularly our commercial customers, domestically and internationally. The uncertainty of the duration of the pandemic and its impact on the commercial aerospace industry is expected to continue to restrain sales order backlog growth in the commercial OEM and commercial aftermarket channels throughout fiscal 2021.
The majority of the purchase orders outstanding as of April 3, 2021 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of April 3, 2021 may not necessarily represent the actual amount of shipments or sales for any future period.
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
The COVID-19 pandemic has caused a significant adverse impact on our sales, net income and EBITDA as Defined during the twenty-six week period ended April 3, 2021 and is expected to continue to do so for at least the remainder of fiscal 2021. This is under the assumption that the COVID-19 pandemic will continue to adversely impact customer demand for all market channels with commercial OEM and commercial aftermarket being the most adversely impacted due to the pandemic's impact on air travel demand worldwide. The defense market channel is also impacted to a lesser extent due to certain supply chain disruptions as well as the "stay at home" orders, quarantines, etc. impacting the government procurement workforce which has slowed production and/or orders. Also, government funding reprioritization such as shifting funds to efforts to combat the impact of the pandemic provides for uncertainty.
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
In March 2020, the Company drew $200 million on its revolving credit facility to increase the Company's liquidity as a precautionary response to macroeconomic conditions caused by the COVID-19 pandemic. The $200 million drawn was subsequently repaid and redrawn within the first quarter of fiscal 2021. Also, in further action to increase the Company's liquidity, the Company executed two notes offerings in April 2020 in which the proceeds received were for general Corporate purposes. On April 8, 2020, the Company entered into a purchase agreement in connection with a private offering of $1,100 million of the 2025 Secured Notes at an issue price of 100% of the principal amount. On April 17, 2020, the Company entered into a purchase agreement in connection with a private offering of $400 million of the 2026 New Secured Notes at an issue price of 101% of the principal amount.
As of April 3, 2021, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of April 3, 2021
Cash and cash equivalents	$4,072
Availability on revolving credit facility	520
Cash liquidity	$4,592

Due to favorable market conditions in the high yield bond market, on January 14, 2021, the Company entered into a purchase agreement in connection with a private offering of $1,200 million of 4.625% Senior Subordinated Notes due 2029 (the “4.625% 2029 Notes”) at an issue price of 100% of the principal amount. The 4.625% 2029 Notes were issued pursuant to an indenture, dated January 20, 2021. The Company used the net proceeds from the offering of the 4.625% 2029 Notes to redeem all of its outstanding 6.50% Senior Subordinated Notes due 2024 (the “2024 Notes”), effectively resulting in a reduced interest rate and an extended maturity date of $1,200 million in senior subordinated notes. In addition, on April 12, 2021, the Company entered into a purchase agreement in connection with a private offering of $750 million of 4.875% Senior Subordinated Notes due 2029 (the “4.875% 2029 Notes”) at an issue price of 100% of the principal amount. The 4.875% 2029 Notes were issued pursuant to an indenture, dated April 21, 2021. The Company expects to use the net proceeds from the offering of the 4.875% 2029 Notes to redeem all of its outstanding 6.50% Senior Subordinated Notes due 2025 (the “2025 Notes”), effectively resulting in a reduced interest rate and an extended maturity date of $750 million in senior subordinated notes.
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
In connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business acquisitions (such as the CAC acquisition completed in the second quarter of fiscal 2021 for an enterprise value of $965 million using existing cash on hand), pay dividends to our shareholders and make opportunistic investments in our own stock, subject to any restrictions in our existing credit agreement and market conditions in consideration of the ongoing COVID-19 pandemic.
In the future, the Company may increase its borrowings in connection with acquisitions, if cash flow from operating activities becomes insufficient to fund current operations or for other short-term cash needs or for stock repurchases or dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.
Operating Activities. The Company generated $372 million of net cash from operating activities during the twenty-six week period ended April 3, 2021 compared to $594 million during the twenty-six week period ended March 28, 2020.
The change in accounts receivable during the twenty-six week period ended April 3, 2021 was a source of cash of $39 million compared to a source of cash of $74 million during the twenty-six week period ended March 28, 2020. The decrease in the source of cash of $35 million is primarily attributable to the decrease in accounts receivable from lower sales due to the COVID-19 pandemic. The Company continues to actively manage its accounts receivable, the related agings and collection efforts in response to the COVID-19 pandemic.
The change in inventories during the twenty-six week period ended April 3, 2021 was a source of cash of $32 million compared to a use of cash of $97 million during the twenty-six week period ended March 28, 2020. The increase in the source of cash is primarily driven by decreased purchasing from reduced demand and actively managing inventory levels as a result of the COVID-19 pandemic.
The change in accounts payable during the twenty-six week period ended April 3, 2021 was a use of cash of $7 million compared to a use of cash of $12 million during the twenty-six week period ended March 28, 2020.
Investing Activities. Net cash used in investing activities was $952 million during the twenty-six week period ended April 3, 2021, consisting primarily of $951 million from the acquisition of CAC in the second quarter of fiscal 2021 and capital expenditures of $60 million. This was partially offset by proceeds of $35 million from the completion of the divestitures of certain businesses, and $24 million of insurance proceeds received from the Leach International Europe fire property claim.
Net cash provided by investing activities was $854 million during the twenty-six week period ended March 28, 2020, consisting of proceeds of $904 million from the completion of the divestiture of Souriau-Sunbank. This was partially offset by capital expenditures of $50 million.
Financing Activities. Net cash used in financing activities during the twenty-six week period ended April 3, 2021 was $73 million. The use of cash was primarily attributable to the redemption of the 2024 Notes for $1,220 million, dividend equivalent payments of $73 million and repayment on term loans of $38 million. This was partially offset by $1,189 million in net proceeds from the completion of the 4.625% 2029 Notes offering and $69 million in proceeds from stock option exercises.

Net cash used in financing activities during the twenty-six week period ended March 28, 2020 was $248 million. The use of cash was primarily attributable to dividend equivalent payments of $1,928 million, the redemption of the 2022 Notes for $1,168 million, the purchase of treasury stock of $19 million and repayments on term loans of $19 million. The use of cash was partially offset by $2,625 million in net proceeds from the completion of the 5.50% Senior Subordinated Notes due 2027 (the "5.50% 2027 Notes") offering, $200 million in proceeds from the revolving credit facility and $69 million in proceeds from stock option exercises.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. There were no material changes during the twenty-six week period ended April 3, 2021 to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 other than the debt financing transactions that have occurred in fiscal 2021 (refer to Note 9, "Debt" in the notes to the condensed consolidated financial statements included herein) effectively resulting in a reduced interest rate and an extended maturity date for $1,950 million in senior subordinated notes.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,411 million in fully drawn term loans (the “Term Loans Facility”) and a $760 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of April 3, 2021):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,188 million	May 30, 2025	LIBOR + 2.25%
Tranche F	$3,471 million	December 9, 2025	LIBOR + 2.25%
Tranche G	$1,752 million	August 22, 2024	LIBOR + 2.25%
The Term Loans Facility requires quarterly aggregate principal payments of $18.8 million. The revolving commitments consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. At April 3, 2021, the Company had $39.7 million in letters of credit outstanding, $200.0 million drawn and outstanding and $520.3 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR related to tranche E, tranche F and tranche G term loans are not subject to a floor. For the twenty-six week period ended April 3, 2021, the applicable interest rate was approximately 2.4% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 12, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein.
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

Indentures
The following table represents the notes outstanding as of April 3, 2021:

Description	Aggregate Principal	Maturity Date	Interest Rate
2025 Notes (1)	$750 million	May 15, 2025	6.50%
2025 Secured Notes	$1,100 million	December 15, 2025	8.00%
2026 Secured Notes	$4,400 million	March 15, 2026	6.25%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%
7.50% 2027 Notes	$550 million	March 15, 2027	7.50%
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
4.625% 2029 Notes	$1,200 million	July 15, 2029	4.625%

(1)On April 12, 2021, the Company entered into a purchase agreement in connection with a private offering of the 4.875% 2029 Notes at an issue price of 100% of the principal amount. The Company expects to use the net proceeds from the offering of the 4.875% 2029 Notes to redeem all of its outstanding 2025 Notes. Refer to Note 9, "Debt," in the notes to the condensed consolidated financial statements included herein for additional details.
The 6.375% 2026 Notes, the 7.50% 2027 Notes, the 5.50% 2027 Notes and the 4.625% 2029 Notes (collectively, the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The initial $450 million offering of the 2025 Notes (also considered to be part of the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount and the subsequent $300 million offering of 2025 Notes in the second quarter of fiscal 2017 were issued at a price of 101.5% of the principal amount, resulting in gross proceeds of $304.5 million. The 6.875% 2026 Notes (the "TransDigm UK Notes" and together with the TransDigm Inc. Notes, the "Notes," are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million. The 2025 Secured Notes (the "Secured Notes") were issued at a price 100% of the principal amount. The initial $3,800 million offering of the 2026 Secured Notes (the "Secured Notes") were issued at a price of 100% of their principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,410.5 million.
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

Guarantor Information
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

(in millions)	April 3, 2021	September 30, 2020
Current assets	$4,651	$5,398
Non-current assets	9,281	9,157
Current liabilities	907	972
Non-current liabilities	20,304	20,423
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors - net	(1,014)	103

Twenty-Six Week Period Ended
(in millions)	April 3, 2021
Net sales	$1,738
Sales to subsidiaries that are non-issuers and non-guarantors	12
Cost of sales	796
Expense from subsidiaries that are non-issuers and non-guarantors - net	22
Income from continuing operations	147
Net income attributable to TD Group	147
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
As of April 3, 2021, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
On July 22, 2020, the Company amended the Securitization Facility to extend the maturity date to July 27, 2021. As of April 3, 2021, the Company has borrowed $350 million under the Securitization Facility, which bears interest at a rate of 1.35%, plus 0.50% or LIBOR, whichever is greater. At April 3, 2021, the applicable interest rate was 1.85%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
No repurchases were made under the program during the fiscal quarter ended April 3, 2021. As of April 3, 2021, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of April 3, 2021, the Company had $39.7 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Income from continuing operations	$105	$323	$155	$556
Adjustments:
Depreciation and amortization expense	66	72	124	141
Interest expense, net	268	252	535	501
Income tax provision	25	14	28	73
EBITDA	464	661	842	1,271
Adjustments:
Inventory acquisition accounting adjustments (1)	6	—	6	—
Acquisition integration costs (2)	5	9	7	15
Acquisition transaction-related expenses (3)	5	—	6	1
Non-cash stock compensation expense (4)	21	11	70	37
Refinancing costs (5)	24	3	24	26
COVID-19 pandemic restructuring costs (6)	18	1	39	1
Other, net (7)	(24)	(10)	(1)	5
EBITDA As Defined	$519	$675	$993	$1,356

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
(6)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic ($17 million and $36 million for the thirteen and twenty-six week periods ended April 3, 2021, respectively, and $1 million for the the thirteen and twenty-six week periods ended March 28, 2020). These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes $1 million and $3 million for the thirteen and twenty-six week periods ended April 3, 2021, respectively, of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.).
(7)Primarily represents the gain on insurance proceeds from the Leach International Europe fire (Note 17), foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation, gain or loss on sale of fixed assets and gain or loss on sale of businesses.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Twenty-Six Week Periods Ended
	April 3, 2021	March 28, 2020
Net cash provided by operating activities	$372	$594
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	(9)	148
Interest expense, net (1)	518	485
Income tax provision - current	28	82
Loss contract amortization	27	25
Non-cash stock compensation expense (2)	(70)	(37)
Refinancing costs (3)	(24)	(26)
EBITDA	842	1,271
Adjustments:
Inventory acquisition accounting adjustments (4)	6	—
Acquisition integration costs (5)	7	15
Acquisition transaction-related expenses (6)	6	1
Non-cash stock compensation expense (2)	70	37
Refinancing costs (3)	24	26
COVID-19 pandemic restructuring costs (7)	39	1
Other, net (8)	(1)	5
EBITDA As Defined	$993	$1,356

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
(6)Represents transaction-related costs comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(7)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic ($36 million and $1 million for the twenty-six week periods ended April 3, 2021 and March 28, 2020, respectively). These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes $3 million for the twenty-six week period ended April 3, 2021 of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.).
(8)Primarily represents the gain on insurance proceeds from the Leach International Europe fire (Note 17), foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation, gain or loss on sale of fixed assets and gain or loss on sale of businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption 'Description of Senior Secured Credit Facilities and Indentures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Market risks are described more fully within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our most recent Form 10-K (for the fiscal year ended September 30, 2020). These market risks have not materially changed for the second quarter of fiscal 2021.
ITEM 4. CONTROLS AND PROCEDURES
As of April 3, 2021, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
In response to the COVID-19 pandemic, a number of employees began working remotely during the second half of fiscal 2020, which has continued through the second quarter of fiscal 2021. We are continually monitoring and assessing the changing business environment resulting from COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness. Management has taken measures to ensure that our disclosure controls and procedures and internal controls over financial reporting remained effective and were not materially affected during this period.
During the fiscal quarter ended April 3, 2021, the Company completed the acquisition of CAC. The Company is currently integrating the acquisition into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisition from management's evaluation of internal controls over financial reporting as of April 3, 2021. The acquisition constituted approximately 6% of the Company's total assets (inclusive of acquired intangible assets) as of April 3, 2021, and approximately 4% of the Company's net sales in the fiscal quarter ended April 3, 2021.
Changes in Internal Control over Financial Reporting
Except in the paragraph above regarding the Company's acquisition of CAC, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 3, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. SEC regulations require us to disclose certain information about environmental proceedings when a governmental authority is a party to the proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to such regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required as we believe matters under this threshold are not material to the Company. While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows.
Information with respect to our legal proceedings is contained in Note 15, “Commitments and Contingencies,” within Item 15, Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There have been no material changes to this information.
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
No repurchases were made under the program during the fiscal quarter ended April 3, 2021. As of April 3, 2021, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

4.1	Indenture, dated as of January 20, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029
Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.2	Form of 4.625% Senior Subordinated Notes due 2029 (included in Exhibit 4.1)	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.3	Registration Rights Agreement, dated as of January 20, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives for the initial purchasers listed therein	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.4	Indenture, dated as of April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.5	Form of 4.875% Senior Subordinated Notes due 2029 (included in Exhibit 4.4)	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.6	Registration Rights Agreement, dated as of April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and Citigroup Global Markets Inc., as representative for the initial purchasers listed therein	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed April 21, 2021 (File No. 001-32833)
22	Listing of Subsidiary Guarantors	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	May 11, 2021
Kevin Stein

/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	May 11, 2021
Michael Lisman