Form 10-Q
period 2021-07-03
TransDigm Group INC
filed 2021-08-10
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended July 3, 2021

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 55,112,432 as of July 29, 2021.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	July 3, 2021	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,529	$4,717
Trade accounts receivable—Net	694	720
Inventories—Net	1,225	1,283
Prepaid expenses and other	275	240
Total current assets	6,723	6,960
PROPERTY, PLANT AND EQUIPMENT—Net	777	752
GOODWILL	8,591	7,889
OTHER INTANGIBLE ASSETS—Net	2,838	2,610
DEFERRED INCOME TAXES	—	17
OTHER	160	167
TOTAL ASSETS	$19,089	$18,395

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$276	$276
Short-term borrowings—trade receivable securitization facility	350	349
Accounts payable	206	218
Accrued and other current liabilities	804	773
Total current liabilities	1,636	1,616
LONG-TERM DEBT	19,384	19,384
DEFERRED INCOME TAXES	420	430
OTHER NON-CURRENT LIABILITIES	781	933
Total liabilities	22,221	22,363
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 59,272,711 and 58,612,028 at July 3, 2021 and September 30, 2020, respectively	1	1
Additional paid-in capital	1,783	1,581
Accumulated deficit	(3,906)	(4,359)
Accumulated other comprehensive loss	(222)	(401)
Treasury stock, at cost; 4,198,226 shares at July 3, 2021 and September 30, 2020, respectively	(794)	(794)
Total TD Group stockholders’ deficit	(3,138)	(3,972)
NONCONTROLLING INTERESTS	6	4
Total stockholders’ deficit	(3,132)	(3,968)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,089	$18,395
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
NET SALES	$1,218	$1,022	$3,519	$3,930
COST OF SALES	563	531	1,731	1,819
GROSS PROFIT	655	491	1,788	2,111
SELLING AND ADMINISTRATIVE EXPENSES	172	163	531	544
AMORTIZATION OF INTANGIBLE ASSETS	36	42	101	128
INCOME FROM OPERATIONS	447	286	1,156	1,439
INTEREST EXPENSE—NET	263	262	798	762
REFINANCING COSTS	13	1	36	27
OTHER INCOME	(5)	(11)	(37)	(14)
GAIN ON SALE OF BUSINESSES—NET	(68)	—	(69)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	244	34	428	664
INCOME TAX (BENEFIT) PROVISION	(73)	39	(45)	112
INCOME (LOSS) FROM CONTINUING OPERATIONS	317	(5)	473	552
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(1)	—	66
NET INCOME (LOSS)	317	(6)	473	618
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(2)	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO TD GROUP	$317	$(6)	$471	$617
NET INCOME (LOSS) APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$317	$(6)	$398	$432
Earnings (Loss) per share attributable to TD Group common stockholders:
Earnings (Loss) per share from continuing operations—basic and diluted	$5.43	$(0.09)	$6.83	$6.38
(Loss) Earnings per share from discontinued operations—basic and diluted	—	(0.01)	—	1.15
Earnings (Loss) per share	$5.43	$(0.10)	$6.83	$7.53
Cash dividends paid per common share	$—	$—	$—	$32.50
Weighted-average shares outstanding:
Basic and diluted	58.4	57.3	58.4	57.4
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$317	$(6)	$473	$618
Less: Net income attributable to noncontrolling interests	—	—	(2)	(1)
Net income (loss) attributable to TD Group	$317	$(6)	$471	$617
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	10	27	121	19
Unrealized gain (loss) on derivatives	2	(14)	58	(136)
Pensions and other postretirement benefits	—	—	—	6
Other comprehensive income (loss), net of tax, attributable to TD Group	12	13	179	(111)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$329	$7	$650	$506
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE—September 30, 2019	57,623,311	$1	$1,379	$(3,120)	$(379)	(4,161,326)	$(775)	$10	$(2,884)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(6)	(6)
Special dividends and vested dividend equivalents declared	—	—	—	(1,864)	—	—	—	—	(1,864)
Accrued unvested dividend equivalents and other	—	—	—	(19)	—	—	—	—	(19)
Compensation expense recognized for employee stock options	—	—	23	—	—	—	—	—	23
Exercise of employee stock options	169,470	—	20	—	—	—	—	—	20
Net income attributable to TD Group	—	—	—	304	—	—	—	—	304
Foreign currency translation adjustments, net of tax	—	—	—	—	98	—	—	—	98
Unrealized gain on derivatives, net of tax	—	—	—	—	23	—	—	—	23
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	6	—	—	—	6
BALANCE—December 28, 2019	57,792,781	$1	$1,422	$(4,699)	$(252)	(4,161,326)	$(775)	$4	$(4,299)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	(21)	—	—	—	—	(21)
Compensation expense recognized for employee stock options	—	—	17	—	—	—	—	—	17
Exercise of employee stock options	440,793	—	49	—	—	—	—	—	49
Treasury stock purchased	—	—	—	—	—	(36,900)	(19)	—	(19)
Net income attributable to TD Group	—	—	—	319	—	—	—	—	319
Foreign currency translation adjustments, net of tax	—	—	—	—	(106)	—	—	—	(106)
Unrealized loss on derivatives, net of tax	—	—	—	—	(145)	—	—	—	(145)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—March 28, 2020	58,233,574	$1	$1,488	$(4,401)	$(503)	(4,198,226)	$(794)	$4	$(4,205)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	(20)	—	—	—	—	(20)
Compensation expense recognized for employee stock options	—	—	19	—	—	—	—	—	19
Exercise of employee stock options	147,292	—	20	—	—	—	—	—	20
Net loss attributable to TD Group	—	—	—	(6)	—	—	—	—	(6)
Foreign currency translation adjustments, net of tax	—	—	—	—	27	—	—	—	27
Unrealized loss on derivatives, net of tax	—	—	—	—	(14)	—	—	—	(14)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—June 27, 2020	58,380,866	$1	$1,527	$(4,427)	$(490)	(4,198,226)	$(794)	$4	$(4,179)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE—September 30, 2020	58,612,028	$1	$1,581	$(4,359)	$(401)	(4,198,226)	$(794)	$4	$(3,968)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	3	3
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	43	—	—	—	—	—	43
Exercise of employee stock options	240,979	—	32	—	—	—	—	—	32
Net income attributable to TD Group	—	—	—	50	—	—	—	—	50
Foreign currency translation adjustments, net of tax	—	—	—	—	111	—	—	—	111
Unrealized gain on derivatives, net of tax	—	—	—	—	13	—	—	—	13
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—January 2, 2021	58,853,007	$1	$1,656	$(4,314)	$(277)	(4,198,226)	$(794)	$7	$(3,721)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	21	—	—	—	—	—	21
Exercise of employee stock options	207,509	—	37	—	—	—	—	—	37
Net income attributable to TD Group	—	—	—	104	—	—	—	—	104
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	—	—
Unrealized gain on derivatives, net of tax	—	—	—	—	43	—	—	—	43
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—April 3, 2021	59,060,516	$1	$1,714	$(4,215)	$(234)	(4,198,226)	$(794)	$7	$(3,521)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(1)	(1)
Accrued unvested dividend equivalents and other	—	—	—	(8)	—	—	—	—	(8)
Compensation expense recognized for employee stock options	—	—	32	—	—	—	—	—	32
Exercise of employee stock options	212,195	—	37	—	—	—	—	—	37
Net income attributable to TD Group	—	—	—	317	—	—	—	—	317
Foreign currency translation adjustments, net of tax	—	—	—	—	10	—	—	—	10
Unrealized gain on derivatives, net of tax	—	—	—	—	2	—	—	—	2
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—July 3, 2021	59,272,711	$1	$1,783	$(3,906)	$(222)	(4,198,226)	$(794)	$6	$(3,132)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirty-Nine Week Periods Ended
	July 3, 2021	June 27, 2020
OPERATING ACTIVITIES:
Net income	$473	$618
Income from discontinued operations, net of tax	—	(66)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87	83
Amortization of intangible assets and product certification costs	101	128
Amortization of debt issuance costs, original issue discount and premium	26	25
Amortization of inventory step-up	6	—
Amortization of loss contract reserves	(47)	(32)
Refinancing costs	36	27
Gain on sale of businesses, net	(69)	—
Non-cash stock compensation expense	105	59
Deferred income taxes	14	(17)
Foreign currency exchange loss	20	5
Gain on insurance proceeds from fire	(21)	—
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	23	347
Inventories	40	(126)
Income taxes receivable	(90)	(49)
Other assets	(35)	6
Accounts payable	(19)	(48)
Accrued interest	(3)	109
Accrued and other liabilities	(23)	(78)
Net cash provided by operating activities	624	991
INVESTING ACTIVITIES:
Capital expenditures	(80)	(62)
Acquisition of businesses, net of cash acquired	(951)	—
Net proceeds from sale of businesses	259	904
Insurance proceeds for fixed assets damaged from fire	24	—
Net cash (used in) provided by investing activities	(748)	842
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	106	89
Dividend equivalent payments	(73)	(1,928)
Treasury stock purchases	—	(19)
Proceeds from revolving credit facility	200	200
Repayment on revolving credit facility	(200)	—
Repayment on term loans	(56)	(38)
Redemption of 6.50% senior subordinated notes due 2024, net	(1,220)	—
Redemption of 6.50% senior subordinated notes due 2025, net	(762)	—
Redemption of 6.00% senior subordinated notes due 2022, net	—	(1,168)
Proceeds from 5.50% senior subordinated notes due 2027, net	—	2,625
Proceeds from 8.00% senior secured notes due 2025, net	—	1,092
Proceeds from 6.25% senior secured notes due 2026, net	—	401
Proceeds from 4.625% senior subordinated notes due 2029, net	1,189	—
Proceeds from 4.875% senior subordinated notes due 2029, net	743	—
Financing costs and other, net	(1)	(9)
Net cash (used in) provided by financing activities	(74)	1,245
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10	4
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(188)	3,082
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,717	1,467
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,529	$4,549
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$774	$638
Cash paid during the period for income taxes, net of refunds	$51	$194
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEK PERIODS ENDED JULY 3, 2021 AND JUNE 27, 2020
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
Impact of COVID-19 Pandemic - Restructuring Costs
The commercial aerospace industry continues to be significantly disrupted, both domestically and internationally, by the COVID-19 pandemic resulting in ongoing business challenges. While global vaccination efforts are underway and commercial air travel demand has shown slight signs of recovery in recent months, the continued impact of COVID-19, including any increases in infection rates, new variants and renewed governmental action to slow the spread of COVID-19 cannot be estimated. Material actions to reduce costs in response to the impact that the pandemic has had on operating results include: (1) reducing the Company's workforce to align operations with customer demand through a reduction in force or through a realignment of certain business units; (2) implementing unpaid furloughs and salary reductions; (3) delaying non-essential capital projects and (4) minimizing discretionary spending.
For the thirteen week period ended July 3, 2021, COVID-19 restructuring costs of less than $1 million were incurred, all of which was recorded in selling and administrative expenses on the condensed consolidated statements of income (loss). For the thirty-nine week period ended July 3, 2021, COVID-19 restructuring costs of approximately $36 million were incurred, of which $26 million was recorded in cost of sales and $10 million was recorded in selling and administrative expenses on the condensed consolidated statements of income (loss). For the thirteen and thirty-nine week periods ended June 27, 2020, COVID-19 restructuring costs of approximately $24 million were incurred, of which $19 million was recorded in cost of sales and $5 million was recorded in selling and administrative expenses on the condensed consolidated statement of income (loss). These costs are primarily related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand.
Additionally, for the thirteen and thirty-nine week periods ended July 3, 2021, the Company incurred approximately $1 million and $4 million, respectively, in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment). For the thirteen and thirty-nine week periods ended June 27, 2020, the Company incurred approximately $3 million in incremental costs related to the pandemic.
As of July 3, 2021 and September 30, 2020, the restructuring accrual associated with the costs incurred in response to the COVID-19 pandemic was approximately $26 million and $13 million, respectively. This accrual is recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets. The increase in the accrual is primarily driven by costs to reduce its workforce that have been incurred but not paid; partially offset by payments against the accrual. The Company expects to incur additional restructuring and incremental costs related to the COVID-19 pandemic though at a reduced level in comparison to fiscal 2020 and the first half of fiscal 2021. The Company continues to analyze its cost structure and may implement additional cost reduction measures as necessary due to the ongoing business challenges resulting from the COVID-19 pandemic.

2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the year ended September 30, 2020 included in TD Group’s Form 10-K filed on November 12, 2020. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2020 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended July 3, 2021 are not necessarily indicative of the results to be expected for the full year.
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
The acquisition strengthens and expands the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, improving our cost structure, and providing highly engineered value-added products to customers). The purchase price paid for the acquisition reflects the current earnings before interest, taxes, depreciation and amortization ("EBITDA") and cash flows, as well as the future EBITDA and cash flows expected to be generated by the business, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.
The Company accounted for the CAC acquisition using the acquisition method and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective dates of the acquisition. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. As of July 3, 2021, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the CAC acquisition are subject to adjustment until the end of the measurement period. The allocation of the purchase price is preliminary and will likely change in future periods, perhaps materially, as fair value estimates of the assets acquired and liabilities assumed are finalized during the allowable one year measurement period. The Company is in the process of obtaining a third-party valuation of certain intangible assets, tangible assets and liabilities of CAC. The fair values of acquired intangibles and certain liabilities, such as loss contract reserves, are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions used to determine the fair values of acquired intangible assets include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, EBITDA, growth rates, royalty rates and technology obsolescence rates. Significant assumptions used to determine the fair value of the loss contract reserves using the discounted cash flow model include discount rates and forecasted costs to be incurred under the long-term contracts and at-market bid prices for respective contracts. These assumptions are forward looking and could be affected by future economic and market conditions. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the applicable thirty-nine week period ended July 3, 2021 or June 27, 2020 are not material and, accordingly, are not provided.

The preliminary allocation of the estimated fair value of assets acquired and liabilities assumed in the CAC acquisition as of the acquisition date, as well as measurement period adjustments recorded as of July 3, 2021, are summarized in the table below (in millions):

	Preliminary	Measurement Period		Adjusted Preliminary
	Allocation	Adjustments		Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$31	$1		$32
Inventories	27	3		30
Prepaid expenses and other	10	(4)		6
Property, plant and equipment	18	3		21
Goodwill	636	58		694	(1)
Other intangible assets	309	16		325	(1)
Other	34	—		34
Total assets acquired	1,065	77		1,142
Liabilities assumed:
Accounts payable	15	3		18
Accrued and other current liabilities	38	12	(2)	50
Deferred income taxes	38	(10)		28
Other non-current liabilities	29	72	(2)	101
Total liabilities assumed	120	77		197
Net assets acquired	$945	$—		$945

(1)The Company expects that of the approximately $694 million of goodwill recognized for the acquisition, approximately $57 million will be deductible for tax purposes. The Company also expects that of the approximately $325 million of other intangible assets recognized for the acquisition, approximately $108 million will be deductible for tax purposes. The goodwill and intangible assets will be deductible over 15 years.
(2)Primarily relates to the recording of loss contract reserves associated with acquired ongoing long-term contracts with customers that were incurring gross margin losses as of the date of acquisition. Based on our review of these contracts, we concluded that the terms of certain contracts were unfavorable when compared to market terms as of the acquisition date. The reserves are preliminarily estimated to be released over a three to five year period.
Divestitures
ScioTeq and TREALITY Simulation Visual Systems – On June 30, 2021, TransDigm completed the divestiture of its ScioTeq and TREALITY Simulation Visual Systems businesses (“ScioTeq and TREALITY”) to OpenGate Capital for approximately $200 million in cash. ScioTeq and TREALITY were acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation ("Esterline") in March 2019 and were included in TransDigm’s Airframe segment.
Technical Airborne Components – On April 27, 2021, TransDigm completed the divestiture of the Technical Airborne Components business (“TAC”) to Searchlight Capital Partners for approximately $40 million in cash. TAC was included in TransDigm’s Airframe segment.
The net gain on sale recognized during the third quarter of fiscal 2021 as a result of the ScioTeq and TREALITY and TAC divestitures was approximately $68 million and is classified as a component of gain on sale of businesses-net within the condensed consolidated statements of income (loss).
Racal Acoustics – On January 29, 2021, TransDigm completed the divestiture of the Racal Acoustics business (“Racal”) to Invisio Communications AB ("Invisio") for approximately $20 million in cash. The gain on sale recognized as a result of the divestiture is immaterial and is classified as a component of gain on sale of businesses-net within the condensed consolidated statements of income (loss). Racal was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment.

Avista Inc. – On November 17, 2020, TransDigm completed the divestiture of the Avista, Inc. business ("Avista") to Belcan, LLC ("Belcan") for approximately $8 million in cash. Avista was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Airframe segment. The gain on sale recognized as a result of the divestiture is immaterial and is classified as a component of gain on sale of businesses-net within the condensed consolidated statements of income (loss). During the fourth quarter of fiscal 2020, the Company determined Avista met the criteria to be classified as held for sale. Therefore, the assets and liabilities of Avista, which were not material, have been presented as held for sale included in other assets, accrued and other current liabilities and other non-current liabilities in the condensed consolidated balance sheet as of September 30, 2020.
Souriau-Sunbank Connection Technologies – On December 20, 2019, TransDigm completed the divestiture of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) to Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment.
Refer to Note 18, "Discontinued Operations," for additional details on the Company's divestitures for fiscal years 2021 and 2020.
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
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance was effective for the Company on October 1, 2020. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and disclosures.
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
We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price. Variable consideration is included in the estimated transaction price when there is a basis to reasonably estimate the amount, including whether the estimate should be constrained in order to avoid a significant reversal of revenue in a future period. These estimates are based on historical experience, anticipated performance under the terms of the contract and our best judgment at the time.
When contracts are modified to account for changes in contract specifications and requirements, the Company considers whether the modification either creates new or changes the existing enforceable rights and obligations. Contract modifications that are for goods or services that are not distinct from the existing contract, due to the significant integration with the original good or service provided, are accounted for as if they were part of that existing contract. The effect of a contract modification to an existing contract on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. When the modifications include additional performance obligations that are distinct and at relative stand-alone selling price, they are accounted for as a new contract and performance obligation, which are recognized prospectively.
The Company’s payment terms vary by the type and location of the customer and the products or services offered. The Company does not offer any payment terms that would meet the requirements for consideration as a significant financing component.
Shipping and handling fees and costs incurred in connection with products sold are recorded in cost of sales in the condensed consolidated statements of income (loss), and are not considered a performance obligation to our customers.
The Company pays sales commissions that relate to contracts for products or services that are satisfied at a point in time or over a period of one year or less and are expensed as incurred. These costs are reported as a component of selling and administrative expenses in the condensed consolidated statements of income (loss).
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

	July 3, 2021	September 30, 2020	Change
Contract assets, current (1)	$65	$36	$29
Contract assets, non-current (2)	3	6	(3)
Total contract assets	68	42	26
Contract liabilities, current (3)	33	18	15
Contract liabilities, non-current (4)	5	9	(4)
Total contract liabilities	38	27	11
Net contract assets	$30	$15	$15

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
For the thirteen and thirty-nine week periods ended July 3, 2021, the revenue recognized that was previously included in contract liabilities was not material.
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
As of July 3, 2021 and September 30, 2020, the allowance for uncollectible accounts was $37 million. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.
6.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator for earnings (loss) per share:
Income (loss) from continuing operations	$317	$(5)	$473	$552
Less: Net income attributable to noncontrolling interests	—	—	(2)	(1)
Net income (loss) from continuing operations attributable to TD Group	317	(5)	471	551
Less: Special dividends declared or paid on participating securities, including dividend equivalent payments	—	—	(73)	(185)
(Loss) income from discontinued operations, net of tax	—	(1)	—	66
Net income (loss) applicable to TD Group common stockholders - basic and diluted	$317	$(6)	$398	$432
Denominator for basic and diluted earnings (loss) per share under the two-class method:
Weighted-average common shares outstanding	55.0	54.1	54.8	53.9
Vested options deemed participating securities	3.4	3.2	3.6	3.5
Total shares for basic and diluted earnings (loss) per share	58.4	57.3	58.4	57.4

Earnings (Loss) per share from continuing operations—basic and diluted	$5.43	$(0.09)	$6.83	$6.38
(Loss) Earnings per share from discontinued operations—basic and diluted	—	(0.01)	—	1.15
Earnings (Loss) per share	$5.43	$(0.10)	$6.83	$7.53
7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out ("FIFO") methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	July 3, 2021	September 30, 2020
Raw materials and purchased component parts	$872	$881
Work-in-progress	347	358
Finished goods	203	222
Total	1,422	1,461
Reserves for excess and obsolete inventory	(197)	(178)
Inventories - Net	$1,225	$1,283

8.    INTANGIBLE ASSETS
Other intangible assets - net in the condensed consolidated balance sheets consist of the following (in millions):

	July 3, 2021			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks & trade names	$985	$—	$985	$958	$—	$958
Technology	2,018	656	1,362	1,842	589	1,253
Order backlog (1)	14	7	7	93	93	—
Customer relationships	549	72	477	443	52	391
Other	18	11	7	18	10	8
Total	$3,584	$746	$2,838	$3,354	$744	$2,610

(1)Fully amortized order backlog associated with the Esterline acquisition was written down from the gross carrying amount and accumulated amortization in the second quarter of fiscal 2021 due to being fully amortized. There was no impact on the net balance.
The aggregate amortization expense on identifiable intangible assets for the thirty-nine week periods ended July 3, 2021 and June 27, 2020 was approximately $101 million and $128 million, respectively.
As disclosed in Note 3, "Acquisitions and Divestitures," the estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting and is subject to adjustment upon completion of the third-party valuation. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the thirty-nine week period ended July 3, 2021 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$698
Trademarks and trade names	35
	733
Intangible assets subject to amortization:
Technology	176	20 years
Order backlog	15	1 year
Customer relationships	100	20 years
	291
Total	$1,024

The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2020 through July 3, 2021 (in millions):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2020	$4,141	$3,647	$101	$7,889
Goodwill acquired during the period	4	694	—	698
Goodwill divested during the period	(4)	(32)	(8)	(44)
Currency translation adjustments	9	39	—	48
Balance at July 3, 2021	$4,150	$4,348	$93	$8,591
Given the continued adverse global economic and market conditions attributable to the COVID-19 pandemic, particularly as it pertains to the commercial aerospace sector, the Company continues to monitor for any indicators of impairment of goodwill and indefinite-lived intangible assets. For certain reporting units that have higher commercial aerospace content and potentially present a higher risk for impairment, the Company performed a quantitative impairment test using an income approach in the prior year annual impairment assessment. In the second quarter of fiscal 2021, the Company reviewed the key assumptions used within the models to identify if any changes were necessary. Key assumptions reviewed included revenue growth rates and EBITDA margins, available industry data and management’s determination of the prospective financial information with consideration of the estimated length of time for the commercial aerospace sector to rebound to pre-pandemic levels. As a result of the interim impairment testing performed as of April 3, 2021, no goodwill or indefinite-lived intangible assets were determined to be impaired. We updated our assessment during the third quarter of fiscal 2021 and validated that the assumptions used in the analyses performed as of April 3, 2021 and the resulting conclusions remain appropriate as of July 3, 2021.
9.    DEBT
The Company’s debt consists of the following (in millions):

	July 3, 2021
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,391	$(41)	$(18)	$7,332
Revolving credit facility	200	—	—	200
8.00% Senior Secured Notes due 2025 (2025 Secured Notes)	1,100	(8)	—	1,092
6.375% Senior Subordinated Notes due 2026 (6.375% 2026 Notes)	950	(5)	—	945
6.875% Senior Subordinated Notes due 2026 (6.875% 2026 Notes)	500	(4)	(2)	494
6.25% Senior Secured Notes due 2026 (2026 Secured Notes)	4,400	(47)	4	4,357
7.50% Senior Subordinated Notes due 2027 (7.50% 2027 Notes)	550	(4)	—	546
5.50% Senior Subordinated Notes due 2027 (5.50% 2027 Notes)	2,650	(19)	—	2,631
4.625% Senior Subordinated Notes due 2029 (4.625% 2029 Notes)	1,200	(11)	—	1,189
4.875% Senior Subordinated Notes due 2029 (4.875% 2029 Notes)	750	(7)	—	743
Government refundable advances	30	—	—	30
Finance lease obligations	101	—	—	101
	19,822	(146)	(16)	19,660
Less: current portion	277	(1)	—	276
Long-term debt	$19,545	$(145)	$(16)	$19,384

	September 30, 2020
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$7,449	$(48)	$(23)	$7,378
Revolving credit facility	200	—	—	200
2024 Notes	1,200	(5)	—	1,195
2025 Notes	750	(3)	3	750
2025 Secured Notes	1,100	(9)	—	1,091
6.375% 2026 Notes	950	(6)	—	944
6.875% 2026 Notes	500	(4)	(3)	493
2026 Secured Notes	4,400	(55)	5	4,350
7.50% 2027 Notes	550	(5)	—	545
5.50% 2027 Notes	2,650	(21)	—	2,629
Government refundable advances	28	—	—	28
Finance lease obligations	57	—	—	57
	19,834	(156)	(18)	19,660
Less: current portion	277	(1)	—	276
Long-term debt	$19,557	$(155)	$(18)	$19,384
Accrued interest, which is classified as a component of accrued and other current liabilities, was $175.0 million and $177.6 million as of July 3, 2021 and September 30, 2020, respectively.
Issuance of 4.625% Senior Subordinated Notes due 2029 – On January 14, 2021, the Company entered into a purchase agreement in connection with a private offering of $1,200 million of 4.625% Senior Subordinated Notes due 2029 (the “4.625% 2029 Notes”) at an issue price of 100% of the principal amount. The 4.625% 2029 Notes were issued pursuant to an indenture, dated January 20, 2021, among TransDigm, Inc., as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm, Inc. named therein, as guarantors.
The 4.625% 2029 Notes bear interest at the rate of 4.625% per annum, which accrues from January 14, 2021 and is payable in arrears on January 15th and July 15th of each year, commencing on July 15, 2021. The 4.625% 2029 Notes mature on January 15, 2029, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $11.3 million representing debt issuance costs associated with the 4.625% 2029 Notes during the thirty-nine week period ended July 3, 2021.
Repurchase of 6.50% Senior Subordinated Notes due 2024 – On January 14, 2021, the Company announced a cash tender offer for any and all of its outstanding 6.50% Senior Subordinated Notes due 2024 (the "2024 Notes"). On February 16, 2021, the Company redeemed the principal amount of $1,200 million, plus accrued interest of approximately $6.3 million and early redemption premium of $19.5 million.
The Company recorded refinancing costs of $23.6 million, consisting of the $19.5 million early redemption premium and the write off of $4.1 million in unamortized debt issuance costs during the thirty-nine week period ended July 3, 2021 in conjunction with the redemption of the 2024 Notes.
Issuance of 4.875% Senior Subordinated Notes due 2029 – On April 12, 2021, the Company entered into a purchase agreement in connection with a private offering of $750 million in 4.875% Senior Subordinated Notes due 2029 (the “4.875% 2029 Notes”) at an issue price of 100% of the principal amount. The 4.875% 2029 Notes were issued pursuant to an indenture, dated April 21, 2021, among TransDigm, Inc., as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm, Inc. named therein, as guarantors.
The 4.875% 2029 Notes bear interest at a rate of 4.875% per annum, which accrues from April 12, 2021 and is payable in arrears on May 1st and November 1st of each year, commencing on November 1, 2021. The 4.875% 2029 Notes mature on May 1, 2029, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $7.1 million representing debt issuance costs associated with the 4.875% 2029 Notes during the thirty-nine week period ended July 3, 2021.

Repurchase of 6.50% Senior Subordinated Notes due 2025 – On April 12, 2021, the Company announced a cash tender offer for any and all of its outstanding 6.50% Senior Subordinated Notes due 2025 (the "2025 Notes"). On May 14, 2021, the Company redeemed the principal amount of $750 million, plus accrued interest of approximately $24.4 million and an early redemption premium of $12.2 million.
The Company recorded refinancing costs of $12.1 million, consisting of the $12.2 million early redemption premium and the write off of $2.1 million in unamortized debt issuance costs; offset by the write off of $2.2 million in unamortized premiums during the thirty-nine week period ended July 3, 2021 in conjunction with the redemption of the 2025 Notes.
Amendment No. 8 and Loan Modification Agreement – On May 24, 2021, the Company entered into Amendment No. 8 and Loan Modification Agreement (herein, "Amendment No. 8") to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the "Credit Agreement").
Amendment No. 8, among other things, (i) extends the maturity date of the revolving credit commitments and revolving loans under its existing Credit Agreement to May 24, 2026, and (ii) the LIBOR interest rate per annum applicable to the revolving loans under its existing Credit Agreement is 2.50%, a decrease from the 3.00% rate that applied previously to the amendment. The other terms and conditions that apply to the revolving loans are substantially the same as the terms and conditions that applied to the revolving loans immediately prior to Amendment No. 8.
The refinancing costs incurred in conjunction with Amendment No. 8 during the thirty-nine week period ended July 3, 2021 were not material.
Subsequent Event - Trade Receivables Securitization Facility – On July 27, 2021, the Company amended the Securitization Facility to, among other things, (i) extend the maturity date to July 26, 2022, and (ii) bear interest at a rate of 1.20% plus three month LIBOR, compared to the interest rate of 1.35% plus 0.50% or three month LIBOR, whichever is greater, that applied prior to the amendment. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable. As of July 3, 2021, the Company has borrowed $350 million under the Securitization Facility, which is fully drawn. The refinancing costs incurred in conjunction with the amendment to the Securitization Facility during the thirty-nine week period ended July 3, 2021 were not material.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is solely based on year-over-year commercial aviation revenue growth at CMC Electronics, which is a subsidiary of TransDigm. The balance was $30 million at July 3, 2021 and $28 million at September 30, 2020.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum capital lease payments, net of the current portion, represents a balance of $101 million at July 3, 2021 and $57 million at September 30, 2020. Refer to Note 16, "Leases," for further disclosure on the Company's finance lease obligations.
10.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended July 3, 2021 and June 27, 2020, the effective income tax rate was (30.0)% and 113.5%, respectively. During the thirty-nine week periods ended July 3, 2021 and June 27, 2020, the effective income tax rate was (10.5)% and 16.9%, respectively. The Company’s lower effective tax rate for the thirteen and thirty-nine week periods ended July 3, 2021, which was lower than the federal statutory tax rate of 21%, was primarily due to a tax election made on the Company’s recently filed U.S. federal income tax return enabling the Company to utilize its net interest deduction limitation carryforward pursuant to IRC Section 163(j). The associated effective tax rate benefit was primarily the result of the release of the valuation allowance applicable to such carryforward. The Company recognized approximately $69.0 million due to the release of the valuation allowance, of which approximately $51.0 million was recognized as a discrete benefit during the thirteen week period ended July 3, 2021. Also contributing to the Company’s lower effective tax rate was the discrete impact of excess tax benefits associated with share-based compensation.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations for years before fiscal 2015. The Company is currently under examination for its federal income taxes in the U.S. in Canada for fiscal years 2013 through 2015, in France for fiscal years 2015 through 2019 and in Germany for fiscal years 2014 through 2017. The Company expects the examinations in France to be completed during the current fiscal year. In addition, the Company is subject to state income tax examinations for fiscal years 2015 and later.

At July 3, 2021 and September 30, 2020, TD Group had $24.2 million and $40.9 million, respectively, in unrecognized tax benefits, the recognition of which would have an effect of approximately $19.0 million and $35.7 million on the effective tax rate at July 3, 2021 and September 30, 2020, respectively. Unrecognized tax benefits were reduced during the thirteen week period ended July 3, 2021 as a result of the partial settlement of tax examinations. The Company believes the tax positions that comprise the unrecognized tax benefits will be reduced by approximately $3.8 million over the next 12 months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.
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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		July 3, 2021		September 30, 2020
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$4,529	$4,529	$4,717	$4,717
Foreign currency forward exchange contracts and other (1)	2	1	1	—	—
Interest rate cap agreements (2)	2	8	8	—	—
Liabilities:
Interest rate swap agreements (3)	2	110	110	56	56
Interest rate swap agreements (4)	2	194	194	328	328
Foreign currency forward exchange contracts and other (3)	2	—	—	1	1
Short-term borrowings - trade receivable securitization facility (5)	2	350	350	349	349
Long-term debt, including current portion:
Term loans (5)	2	7,332	7,260	7,378	7,004
Revolving credit facility (5)	2	200	200	200	200
2024 Notes (5)	1	—	—	1,195	1,194
2025 Notes (5)	1	—	—	750	743
2025 Secured Notes (5)	1	1,092	1,186	1,091	1,194
6.375% 2026 Notes (5)	1	945	982	944	948
6.875% 2026 Notes (5)	1	494	528	493	500
2026 Secured Notes (5)	1	4,357	4,637	4,350	4,604
7.50% 2027 Notes (5)	1	546	585	545	569
5.50% 2027 Notes (5)	1	2,631	2,769	2,629	2,554
4.625% 2029 Notes (5)	1	1,189	1,200	—	—
4.875% 2029 Notes (5)	1	743	756	—	—
Government refundable advances	2	30	30	28	28
Finance lease obligations	2	101	101	57	57

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
(5)The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 9, "Debt," for gross carrying amounts.

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
The Company’s derivative contracts consist of foreign currency exchange contracts and interest rate swap and cap agreements. These derivative contracts are over-the-counter, and their fair value is determined using modeling techniques that include market inputs such as interest rates, yield curves, and currency exchange rates. These contracts are categorized as Level 2 in the fair value hierarchy.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at July 3, 2021 and September 30, 2020.
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
All derivative financial instruments are recorded at fair value in the condensed consolidated balance sheets. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the condensed consolidated balance sheets in accumulated other comprehensive loss to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within accumulated other comprehensive loss is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings.
Interest Rate Swap and Cap Agreements – Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under U.S. GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense-net in the condensed consolidated statements of income (loss).

The following table summarizes the Company's interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Conversion of Related Variable Rate Debt to Fixed Rate of:
$500	6/29/2018	3/31/2025	Tranche E	5.25% (3.0% plus the 2.25% margin percentage)
$750	6/30/2020	6/30/2022	Tranche E	4.75% (2.5% plus the 2.25% margin percentage)
$1,500	6/30/2022	3/31/2025	Tranche E	5.35% (3.1% plus the 2.25% margin percentage)
$700	3/31/2023	9/30/2025	Tranche F	3.55% (1.3% plus the 2.25% margin percentage)
$1,400	6/30/2021	3/31/2023	Tranche F	5.25% (3.0% plus the 2.25% margin percentage)
$500	12/30/2016	12/31/2021	Tranche G	4.15% (1.9% plus the 2.25% margin percentage)
$400	9/30/2017	9/30/2022	Tranche G	4.15% (1.9% plus the 2.25% margin percentage)
$900	12/31/2021	6/28/2024	Tranche G	5.35% (3.1% plus the 2.25% margin percentage)
$400	9/30/2022	6/28/2024	Tranche G	5.25% (3.0% plus the 2.25% margin percentage)
The following table summarizes the Company's interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Related Term Loans	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$750	6/30/2020	6/30/2022	Tranche E	Three month LIBOR rate of 2.50%
$700	3/31/2023	9/30/2025	Tranche F	Three month LIBOR rate of 1.25%
$400	12/30/2016	12/31/2021	Tranche G	Three month LIBOR rate of 2.50%
Certain derivative asset and liability balances are offset where master netting agreements provide for the legal right of setoff. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net non-current asset or liability. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the condensed consolidated balance sheets and the net amounts of assets and liabilities presented therein (in millions):

	July 3, 2021		September 30, 2020
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$8	$—	$—	$—
Interest rate swap agreements	—	(304)	—	(384)
Net derivatives as classified in the balance sheet (1)	$8	$(304)	$—	$(384)

(1)Refer to Note 11, "Fair Value Measurements," for the condensed consolidated balance sheets classification of our interest rate swap agreements.
Based on the fair values of the interest rate swap and cap agreements determined as of July 3, 2021, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense within the next 12 months is approximately $33.0 million.
On June 18, 2021, the Company entered into two interest rate cap agreements and one interest rate swap agreement. The agreements each have an effective date of March 31, 2023 and mature on September 30, 2025. The two interest rate cap agreements will offset the variable interest rates on the Company's floating rate debt exposures based on an aggregate notional amount of $700 million. The two interest rate caps offset the variability in expected future cash flows on the Company's variable rate debt attributable to fluctuations above the three month LIBOR of 1.25%. The interest rate swap agreement hedges the variable interest rates on the Company's floating rate debt exposures for a fixed rate based on a notional amount of $700 million. The interest rate swap agreement converts the variable interest rate on the aggregate notional amount of the Company's floating rate debt to a fixed rate of 3.55% (1.3% plus the 2.25% margin percentage) over the term of the interest rate swap agreement.

Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At July 3, 2021, the Company had outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $165.2 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at July 3, 2021 is 15 months. These notional values consist of contracts for the Canadian dollar and the European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the thirty-nine week period ended July 3, 2021, the gains reclassified on foreign currency forward exchange contracts designated as cash flow hedges into net sales in the condensed consolidated statements of income (loss) was immaterial. The gains were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit. As of July 3, 2021, the unrealized gains classified in other comprehensive income that the Company expects to reclassify into net sales over the next 12 months are less than $1 million.
During the thirty-nine week period ended July 3, 2021, the gains recorded as a component of other income related to the ineffective portion of the foreign currency forward exchange contracts designated as cash flow hedges were immaterial.
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

The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive plans, restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic, foreign currency gains and losses, acquisition-integration costs, acquisition transaction-related expenses, and refinancing costs. COVID-19 restructuring costs represent actions taken by the Company to reduce its workforce to align with customer demand, as well as incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment). Acquisition-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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
The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales to external customers
Power & Control
Commercial and Non-Aerospace OEM	$135	$118	$388	$493
Commercial and Non-Aerospace Aftermarket	139	112	419	557
Defense	354	326	1,063	1,006
Total Power & Control	628	556	1,870	2,056

Airframe
Commercial and Non-Aerospace OEM	158	155	441	628
Commercial and Non-Aerospace Aftermarket	149	107	390	571
Defense	243	172	696	563
Total Airframe	550	434	1,527	1,762

Total Non-aviation	40	32	122	112

Net Sales	$1,218	$1,022	$3,519	$3,930

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
EBITDA As Defined
Power & Control	$331	$270	$944	$1,036
Airframe	233	166	618	767
Non-aviation	14	12	45	39
Total segment EBITDA As Defined	578	448	1,607	1,842
Less: Unallocated corporate expenses	19	24	55	62
Total Company EBITDA As Defined	559	424	1,552	1,780
Depreciation and amortization expense	65	70	188	211
Interest expense, net	263	262	798	762
Acquisition-related costs	6	3	24	19
Non-cash stock compensation expense	35	21	105	59
Refinancing costs	13	1	36	27
COVID-19 pandemic restructuring costs	1	30	40	30
Gain on sale of businesses, net	(68)	—	(69)	—
Other, net	—	3	2	8
Income from continuing operations before income taxes	$244	$34	$428	$664
The following table presents total assets by segment (in millions):

	July 3, 2021	September 30, 2020
Total assets
Power & Control	$6,983	$7,005
Airframe	7,510	6,575
Non-aviation	220	251
Corporate	4,376	4,564
Total assets	$19,089	$18,395
14.    RETIREMENT PLANS
The components of net periodic pension (benefit) cost for the Company's defined benefit plans were as follows (in millions):

	Thirteen Week Periods Ended				Thirty-Nine Week Periods Ended
	July 3, 2021		June 27, 2020		July 3, 2021		June 27, 2020
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$—	$1	$2	$1	$2	$4	$6	$3
Interest cost	2	1	3	1	5	3	8	4
Expected return on plan assets	(5)	(1)	(5)	(2)	(14)	(5)	(14)	(6)
Amortization	—	—	—	1	—	1	1	1
Net periodic pension (benefit) cost	$(3)	$1	$—	$1	$(7)	$3	$1	$2
The net periodic pension (benefit) cost for the Company's post-retirement pension plans was immaterial for the thirteen and thirty-nine week periods ended July 3, 2021 and June 27, 2020. The components of the defined benefit plans net periodic pension (benefit) cost, other than service cost, are included in other (income) expense in the Company's condensed consolidated statements of income (loss).

On December 31, 2020, the Company approved an amendment and provided notice to participants, in accordance with regulatory requirements, of its intent to freeze the Esterline Retirement Plan (the "Plan"). The amendment, among other things, froze the Plan to all future benefit accruals and participation by new or rehired employees on or after January 1, 2021. On March 30, 2021, the Company approved an amendment of its intent to terminate the Plan effective June 30, 2021 and provided notice to participants, in accordance with regulatory requirements. The Company anticipates the termination process will take approximately 18 to 24 months to complete. Upon settlement of the pension obligations, the Company will reclassify unrecognized actuarial gains or losses, currently recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, to the Company's condensed consolidated statements of income (loss) as settlement gains or charges in the fourth quarter of fiscal 2021.
15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the thirty-nine week periods ended July 3, 2021 and June 27, 2020 (in millions):

	Unrealized (losses) gains on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity (2)	Currency translation adjustment	Total
Balance at September 30, 2020	$(302)	$(8)	$(91)	$(401)
Current-period other comprehensive income, net of tax, attributable to TD Group	58	—	121	179
Balance at July 3, 2021	$(244)	$(8)	$30	$(222)

Balance at September 30, 2019	$(172)	$(40)	$(167)	$(379)
Current-period other comprehensive (loss) income, net of tax, attributable to TD Group	(136)	6	19	(111)
Balance at June 27, 2020	$(308)	$(34)	$(148)	$(490)

(1)Represents unrealized (losses) gains on derivatives designated and qualifying as cash flow hedges, net of taxes of $0.4 million and $(6.0) million for the thirteen week periods ended July 3, 2021 and June 27, 2020, respectively, and $18.9 million and $(40.0) million for the thirty-nine week periods ended July 3, 2021 and June 27, 2020, respectively.
(2)There were no material pension liability adjustments, net of taxes, for the thirteen and thirty-nine week periods ended July 3, 2021 and June 27, 2020.
Reclassifications out of accumulated other comprehensive loss for the thirteen and thirty-nine week periods ended July 3, 2021 and June 27, 2020 were not material.
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

The components of lease expense for the are as follows (in millions):

		Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	Classification	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease cost	Cost of sales or selling and administrative expenses	$9	$7	$23	$21
Finance lease cost
Amortization of leased assets	Cost of sales	1	1	3	2
Interest on lease liabilities	Interest expense - net	2	1	4	3
Total lease cost		$12	$9	$30	$26
Supplemental cash flow information related to leases is as follows (in millions):

	Thirty-Nine Week Periods Ended
	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$23	$21
Operating cash outflows from finance leases	4	3
Financing cash outflows from finance leases	1	1

Lease assets obtained in exchange for new lease obligations:
Operating leases	$39	$21
Financing leases	25	—
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	July 3, 2021	September 30, 2020
Operating Leases
Operating lease right-of-use assets	Other assets	$98	$102

Current operating lease liabilities	Accrued and other current liabilities	20	22
Long-term operating lease liabilities	Other non-current liabilities	82	86
Total operating lease liabilities		$102	$108

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment - net	$107	$68

Current finance lease liabilities	Accrued and other current liabilities	2	2
Long-term finance lease liabilities	Other non-current liabilities	99	55
Total finance lease liabilities		$101	$57
As of July 3, 2021, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	8.3 years
Finance leases	21.9 years

Weighted-average discount rate
Operating leases	6.0%
Finance leases	7.2%

    Maturities of lease liabilities at July 3, 2021 are as follows (in millions):

	Operating Leases	Finance Leases
2021	$7	$2
2022	23	9
2023	18	9
2024	15	9
2025	13	9
Thereafter	55	180
Total future minimum lease payments	131	218
Less: imputed interest	29	117
Present value of lease liabilities reported	$102	$101
17.    COMMITMENTS AND CONTINGENCIES
On August 8, 2019, a fire caused significant damage to the Niort, France operating facility of the Leach International Europe subsidiary, which is reported within the Company’s Power & Control segment. The facility as well as certain machinery, equipment and inventory sustained damage. The Company suspended operations at the Niort facility as a result of the fire; however, had transferred certain operations to temporary facilities until operations were fully restored at the rebuilt facility. The new facility was completed in December 2020 and was fully operational as of March 2021.
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
During the second quarter of fiscal 2021, the property insurance portion of the claim was settled for approximately $54 million, net of the $1 million deductible. For the thirty-nine week period ended July 3, 2021, approximately $24 million in cash has been received to fully resolve the property claim. The proceeds are included in net cash used for investing activities within the condensed consolidated statement of cash flows based on the nature of the reimbursement. As all contingencies related to the property claim were resolved during the second quarter of fiscal 2021, a gain of approximately $21 million has been recorded to other income for the thirty-nine week period ended July 3, 2021. The gain represents the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory. For the thirty-nine week period ended June 27, 2020, approximately $27 million in cash was received as an initial advance under the property insurance claim. The proceeds were included in net cash provided by operating activities within the condensed consolidated statement of cash flows based on the nature of the reimbursement.
Discussions are ongoing with the insurance carrier regarding the business interruption losses and other incremental costs resulting from the disruption of operations caused by the fire. The timing of and amount of insurance recoveries for these losses and incremental costs is expected to be substantially resolved by the end of fiscal 2021. Incremental costs incurred relating to the fire for the thirteen and thirty-nine week periods ended July 3, 2021 and June 27, 2020 were not material.
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

Operating Results Summary
(Loss) Income from discontinued operations, net of tax, for the thirteen and thirty-nine week periods ended June 27, 2020 was $(1) million and $66 million, respectively. The following is the summarized operating results for Souriau-Sunbank for the thirteen and thirty-nine week periods ended June 27, 2020 (in millions):

	Thirteen Week Period Ended	Thirty-Nine Week Period Ended
	June 27, 2020	June 27, 2020
Net sales	$—	$79
(Loss) Income from discontinued operations before income taxes	(1)	12
Income tax expense	—	5
(Loss) Income from discontinued operations, net of tax	(1)	7
Gain from sale of discontinued operations, net of tax	—	59
(Loss) Income from discontinued operations, net of tax	$(1)	$66
Current Year Divestitures
No divestitures occurring in the thirty-nine week period ended July 3, 2021 met the criteria to qualify as discontinued operations under U.S. GAAP as none represented a strategic shift that has or will have a major effect on TransDigm's operations and financial results. Refer to Note 3, "Acquisitions and Divestitures," for additional disclosures on the Company's fiscal 2021 divestitures.

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

For the third quarter of fiscal year 2021, we generated net sales of $1,218 million and net income attributable to TD Group of $317 million. EBITDA As Defined was $559 million, or 45.9% of net sales. Refer to the "Non-GAAP Financial Measures" section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income (loss) from continuing operations and net cash provided by operating activities.
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
Within the United States, our business has been designated as "essential," which has allowed us to continue to serve our customers; nonetheless, the COVID-19 pandemic has significantly disrupted our operations. The outbreak of COVID-19 has heightened the risk that a portion of our workforce will suffer illness or otherwise be unable to work. Furthermore, in light of enacted and any additional reductions in our workforce as a result of declines in our business caused by the COVID-19 pandemic, we cannot assure that we will be able to rehire our workforce as our business begins to recover. Certain of our facilities have experienced temporary disruptions as a result of the COVID-19 pandemic, and we cannot predict whether our facilities will experience more significant disruptions in the future. Finally, our acquisition strategy, which is a key element of our overall business strategy, may be impacted by our efforts to maintain the Company’s cash liquidity position in response to the COVID-19 pandemic depending on the duration of the pandemic and its impact on our cash flows.
The COVID-19 pandemic has caused a significant adverse impact on our sales, net income and EBITDA As Defined and is expected to continue to do so for at least the remainder of fiscal 2021. This is under the assumption that the COVID-19 pandemic will continue to adversely impact customer demand for all market channels with commercial OEM and commercial aftermarket being the most adversely impacted due to the pandemic's impact on air travel worldwide. The defense market channel is also impacted to a significantly lesser extent due to certain supply chain disruptions as well as the "stay at home" orders, quarantines, etc. impacting the government procurement workforce. Also, government funding reprioritization such as shifting funds to efforts to combat the impact of the pandemic provides for uncertainty. The magnitude of the impact of COVID-19 remains unpredictable and we continue to anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Longer term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results.
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

For the thirteen week period ended July 3, 2021, COVID-19 restructuring costs of less than $1 million were incurred, all of which was recorded in selling and administrative expenses on the condensed consolidated statements of income (loss). For the thirty-nine week period ended July 3, 2021, COVID-19 restructuring costs of approximately $36 million were incurred, of which $26 million was recorded in cost of sales and $10 million was recorded in selling and administrative expenses on the condensed consolidated statements of income (loss). For the thirteen and thirty-nine week periods ended June 27, 2020, COVID-19 restructuring costs of approximately $24 million were incurred, of which $19 million was recorded in cost of sales and $5 million was recorded in selling and administrative expenses on the condensed consolidated statement of income (loss). These costs are primarily related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand.
Additionally, for the thirteen and thirty-nine week periods ended July 3, 2021, the Company incurred approximately $1 million and $4 million, respectively, in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment). For the thirteen and thirty-nine week periods ended June 27, 2020, the Company incurred approximately $3 million in incremental costs related to the pandemic.
As of July 3, 2021 and September 30, 2020, the restructuring accrual associated with the costs incurred in response to the COVID-19 pandemic was approximately $26 million and $13 million, respectively. This accrual is recorded as a component of accrued and other current liabilities on the condensed consolidated balance sheets. The increase in the accrual is primarily driven by costs to reduce its workforce that have been incurred but not paid; partially offset by payments against the accrual. The Company expects to incur additional restructuring and incremental costs related to the COVID-19 pandemic though at a reduced level in comparison to fiscal 2020. The Company continues to analyze its cost structure and may implement additional cost reduction measures as necessary due to the ongoing business challenges resulting from the COVID-19 pandemic.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions):

	Thirteen Week Periods Ended
	July 3, 2021	% of Net Sales	June 27, 2020	% of Net Sales
Net sales	$1,218	100.0%	$1,022	100.0%
Cost of sales	563	46.2%	531	52.0%
Selling and administrative expenses	172	14.1%	163	15.9%
Amortization of intangible assets	36	3.0%	42	4.1%
Income from operations	447	36.7%	286	28.0%
Interest expense, net	263	21.6%	262	25.6%
Refinancing costs	13	1.1%	1	0.1%
Other income	(5)	(0.4)%	(11)	(1.1)%
Gain on sale of businesses, net	(68)	(5.6)%	—	—%
Income tax (benefit) provision	(73)	(6.0)%	39	3.8%
Income (loss) from continuing operations	317	26.0%	(5)	(0.5)%
Less: Net income attributable to noncontrolling interests	—	—%	—	—%
Income (loss) from continuing operations attributable to TD Group	317	26.0%	(5)	(0.5)%
Loss from discontinued operations, net of tax	—	—%	(1)	(0.1)%
Net income (loss) attributable to TD Group	$317	26.0%	$(6)	(0.6)%

	Thirty-Nine Week Periods Ended
	July 3, 2021	% of Net Sales	June 27, 2020	% of Net Sales
Net sales	$3,519	100.0%	$3,930	100.0%
Cost of sales	1,731	49.2%	1,819	46.3%
Selling and administrative expenses	531	15.1%	544	13.8%
Amortization of intangible assets	101	2.9%	128	3.3%
Income from operations	1,156	32.9%	1,439	36.6%
Interest expense, net	798	22.7%	762	19.4%
Refinancing costs	36	1.0%	27	0.7%
Other income	(37)	(1.1)%	(14)	(0.4)%
Gain on sale of businesses, net	(69)	(2.0)%	—	—%
Income tax (benefit) provision	(45)	(1.3)%	112	2.8%
Income from continuing operations	473	13.4%	552	14.0%
Less: Net income attributable to noncontrolling interests	(2)	—%	(1)	—%
Income from continuing operations attributable to TD Group	471	13.4%	551	14.0%
Income from discontinued operations, net of tax	—	—%	66	1.7%
Net income attributable to TD Group	$471	13.4%	$617	15.7%

Changes in Results of Operations
Thirteen week period ended July 3, 2021 compared with the thirteen week period ended June 27, 2020
Total Company
•Net Sales. Net organic sales and acquisition and divestiture sales and the related dollar and percentage changes for the thirteen week periods ended July 3, 2021 and June 27, 2020 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	July 3, 2021	June 27, 2020	Change
Organic sales	$1,131	$977	$154	15.1%
Acquisition and divestiture sales	87	45	42	4.1%
Net sales	$1,218	$1,022	$196	19.2%
Organic sales represent sales from existing businesses owned by the Company, excluding sales from acquisitions and divestitures. Acquisition sales represent sales from acquired businesses for the period up to one year subsequent to their respective acquisition date. Divestiture sales represent sales from businesses divested subsequent to the period ended June 27, 2020. Acquisition and divestiture sales are excluded from organic sales due to the variability in the nature, timing and extent of acquisitions and divestitures and resulting variable impact on underlying trends.
The increase in organic sales of $154 million for the thirteen week period ended July 3, 2021 compared to the thirteen week period ended June 27, 2020, is primarily related to increases in commercial aftermarket sales ($68 million, an increase of 34.1%) and defense sales ($66 million, an increase of 13.7%); partially offset by a decrease in commercial OEM sales ($6 million, a decrease of 2.3%). The increase in commercial aftermarket sales is primarily attributable to the slight recovery in commercial air travel demand and related increase in the utilization of narrow-body aircraft in the third quarter of fiscal 2021. This is compared to the steep decline in demand during the third quarter of fiscal 2020 as a result of the COVID-19 pandemic and related supply chain disruptions, shutdowns and stay-at-home orders. The increase in defense sales (for both OEM and aftermarket) is primarily attributable to the rebound in demand from the temporary pandemic-induced decline for certain platforms in fiscal 2020. The decrease in commercial OEM sales is attributable to build rate reductions by aircraft OEMs as a result of the COVID-19 pandemic.
The increase in acquisition and divestiture sales for the thirteen week period ended July 3, 2021 is primarily attributable to the acquisition of Cobham Aero Connectivity (“CAC”) in second quarter of fiscal 2021 and the divestitures of ScioTeq and TREALITY Simulation Visual Systems ("ScioTeq and TREALITY") completed at the end of the third quarter of fiscal 2021. Refer to Note 3, “Acquisitions and Divestitures,” for further information on the businesses acquired and divested by the Company in fiscal 2020 and 2021.
•Cost of Sales and Gross Profit. Cost of sales increased by $32 million, or 6.0%, to $563 million for the thirteen week period ended July 3, 2021 compared to $531 million for the thirteen week period ended June 27, 2020. Cost of sales and the related percentage of net sales for the thirteen week periods ended July 3, 2021 and June 27, 2020 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 3, 2021	June 27, 2020	Change	% Change
Cost of sales - excluding costs below	$581	$511	$70	13.7%
% of net sales	47.7%	50.0%
Non-cash stock compensation expense	4	2	2	100.0%
% of net sales	0.3%	0.2%
Acquisition integration costs	2	—	2	100.0%
% of net sales	0.2%	—%
COVID-19 pandemic restructuring costs	—	19	(19)	(100.0)%
% of net sales	—%	1.9%
Foreign currency (gains) losses	(4)	5	(9)	(180.0)%
% of net sales	(0.3)%	0.5%
Loss contract amortization	(20)	(6)	(14)	(233.3)%
% of net sales	(1.6)%	(0.6)%
Total cost of sales	$563	$531	$32	6.0%
% of net sales	46.2%	52.0%
Gross profit	$655	$491	$164	33.4%
Gross profit percentage	53.8%	48.0%
The increase in the dollar amount of cost of sales during the thirteen week period ended July 3, 2021 was primarily due to higher sales volume from increased customer demand resulting from the slight recovery in commercial air travel, as well as the other factors summarized above, including those factors that partially offset the increase in cost of sales.

Gross profit as a percentage of net sales increased by 5.8 percentage points to 53.8% for the thirteen week period ended July 3, 2021 from 48.0% for the thirteen week period ended June 27, 2020. The increase in the gross profit percentage is primarily driven by a favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales, a decrease in COVID-19 pandemic restructuring costs, favorable movement in foreign currency rates and an increase in loss contract amortization. Additionally, fixed overhead costs incurred were spread over a higher production volume further contributing to a favorable impact to gross profit.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $9 million to $172 million, or 14.1% of net sales, for the thirteen week period ended July 3, 2021 from $163 million, or 15.9% of net sales, for the thirteen week period ended June 27, 2020. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended July 3, 2021 and June 27, 2020 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 3, 2021	June 27, 2020	Change	% Change
Selling and administrative expenses - excluding costs below	$136	$128	$8	6.3%
% of net sales	11.2%	12.5%
Non-cash stock compensation expense	32	19	13	68.4%
% of net sales	2.6%	1.9%
Acquisition transaction-related expenses	2	—	2	100.0%
% of net sales	0.2%	—%
Acquisition integration costs	2	2	—	—%
% of net sales	0.2%	0.2%
Bad debt expense	—	9	(9)	(100.0)%
% of net sales	—%	0.9%
COVID-19 pandemic restructuring costs	—	5	(5)	(100.0)%
% of net sales	—%	0.5%
Total selling and administrative expenses	$172	$163	$9	5.5%
% of net sales	14.1%	15.9%
The increase in selling and administrative expenses during the thirteen week period ended July 3, 2021 is primarily due to the increase in non-cash stock compensation expense, partially offset by the realization of the cost mitigation measures that began to be enacted in the second half of fiscal 2020 in response to the COVID-19 pandemic, as well as the other factors summarized above. The material cost mitigation measures enacted to date are described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic." The increase in non-cash stock compensation expense is attributable to the new stock option grants awarded in fiscal 2021 and the impact of the Black-Scholes fair value on certain fiscal 2021 stock option grant modifications and on the fiscal 2020 grants in connection with the change in vesting terms approved by the Compensation Committee of the Board of Directors in the first quarter of fiscal 2021.
•Amortization of Intangible Assets. Amortization of intangible assets was $36 million for the thirteen week period ended July 3, 2021 compared to $42 million for the thirteen week period ended June 27, 2020. The decrease in amortization expense of $6 million was due to amortization expense on sales order backlog recorded in fiscal 2020 in connection with the acquisition of Esterline Technologies Corporation ("Esterline") that did not occur in fiscal 2021 as sales order backlog was fully amortized by the end of fiscal 2020. This was partially offset by amortization expense of intangible assets related to the fiscal 2021 acquisition of CAC.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees and interest on finance leases; slightly offset by interest income. Interest expense-net increased $1 million, or 0.4%, to $263 million for the thirteen week period ended July 3, 2021 from $262 million for the comparable thirteen week period in the prior year. The increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $20.2 billion for the thirteen week period ended July 3, 2021 and approximately $19.9 billion for the thirteen week period ended June 27, 2020. The increase in the weighted average level of borrowings was primarily due to the activity in fiscal 2020 consisting of the issuance of the $2,650 million in 5.50% 2027 Notes, $1,100 million in 2025 Secured Notes, $400 million in 2026 New Secured Notes and $200 million drawn on the revolving credit facility; offset by the redemption of the $1,150 million in 6.00% 2022 Notes in the first quarter of fiscal 2020. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended July 3, 2021 was 5.0%.

•Refinancing Costs. Refinancing costs of $13 million were recorded for the thirteen week period ended July 3, 2021 compared to $1 million recorded for the thirteen week period ended June 27, 2020. The refinancing costs for the thirteen week period ended July 3, 2021 were primarily related to fees incurred on the early redemption of the $750 million in 6.50% 2025 Notes.
•Other Income. Other income was $5 million for the thirteen week period ended July 3, 2021 compared to $11 million recorded for the thirteen week period ended June 27, 2020. Other income for the thirteen week period ended July 3, 2021 is primarily driven by the release of a litigation reserve ($3 million) and the non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($2 million).
•Gain on Sale of Businesses-net. Gain on sale of businesses-net of $68 million was recorded for the thirteen week period ended July 3, 2021, and is primarily related to the net gain on sale recognized during the third quarter of fiscal 2021 as a result of the ScioTeq and TREALITY Simulation Visual Systems ("ScioTeq and TREALITY") and Technical Airborne Components ("TAC") divestitures.
•Income Tax (Benefit) Provision. Income tax (benefit) expense as a percentage of income before income taxes was approximately (30.0)% for the thirteen week period ended July 3, 2021 compared to 113.5% for the thirteen week period ended June 27, 2020. The Company's lower effective tax rate for the thirteen week period ended July 3, 2021 was primarily due to the Company's ability to utilize its net interest deduction limitation carryforward pursuant to IRC Section 163(j) resulting in the release of the valuation allowance applicable to such carryforward and the discrete impact of excess tax benefits associated with share-based compensation.
•Loss from Discontinued Operations. There were no discontinued operations for the thirteen week period ended July 3, 2021. Loss from discontinued operations for the thirteen week period ended June 27, 2020 was $1 million, which was driven by certain wind down activities associated with the divestiture of Souriau-Sunbank.
•Net Income (Loss) Attributable to TD Group. Net income (loss) attributable to TD Group increased $323 million, to $317 million for the thirteen week period ended July 3, 2021 compared to a net loss attributable to TD Group of $(6) million for the thirteen week period ended June 27, 2020, primarily due to the Company's lower effective tax rate, the adverse effects of the COVID-19 pandemic impacting the Company's financial results to a lesser extent versus the comparable thirteen week period in the prior year, as well as the other factors referenced above.
•Earnings (Loss) per Share. Basic and diluted earnings (loss) per share was $5.43 for the thirteen week period ended July 3, 2021 and $(0.10) per share for the thirteen week period ended June 27, 2020. There was no impact on earnings per share from discontinued operations for the thirteen week period ended July 3, 2021. Basic and diluted earnings (loss) per share from continuing operations and discontinued operations was $(0.09) and $(0.01), respectively, for the thirteen week period ended June 27, 2020.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended July 3, 2021 and June 27, 2020 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 3, 2021	% of Sales	June 27, 2020	% of Sales	Change	% Change
Power & Control	$628	51.5%	$556	54.4%	$72	12.9%
Airframe	550	45.2%	434	42.5%	116	26.7%
Non-aviation	40	3.3%	32	3.1%	8	25.0%
Net sales	$1,218	100.0%	$1,022	100.0%	$196	19.2%
Net sales for the Power & Control segment increased $72 million, an increase of 12.9%, for the thirteen week period ended July 3, 2021 compared to the thirteen week period ended June 27, 2020. The sales increase resulted primarily from increases in organic sales in commercial aftermarket ($32 million, an increase of 30.6%), defense ($27 million, an increase of 8.3%) and commercial OEM ($13 million an increase of 13.1%). The increase in commercial aftermarket sales is attributable to the COVID-19 pandemic impacting commercial aerospace to a lesser extent compared to the thirteen week period in the prior year, particularly related to the higher utilization of narrow-body aircraft. The increase in defense sales is primarily attributable to the rebound in demand from the temporary pandemic-induced decline for certain platforms in fiscal 2020. The increase in commercial OEM sales is attributable to a couple of specific businesses within the Power & Control segment that had significant sales increases. This was partially offset by lower commercial OEM sales due to build rate reductions by aircraft OEMs. The change in acquisition and divestiture sales was immaterial for the thirteen week period ended July 3, 2021.

Net sales for the Airframe segment increased $116 million, an increase of 26.7%, for the thirteen week period ended July 3, 2021 compared to the thirteen week period ended June 27, 2020. The sales increase resulted primarily from increases in organic sales in defense ($38 million, an increase of 24.9%) and commercial aftermarket ($36 million, an increase of 38.0%); partially offset by a decrease in organic commercial OEM sales ($18 million, a decrease of 13.6%). The increase in commercial aftermarket sales is attributable to the COVID-19 pandemic impacting commercial aerospace to a lesser extent compared to the thirteen week period in the prior year, particularly related to the higher utilization of narrow-body aircraft. The increase in defense sales is primarily attributable to the rebound in demand from the temporary pandemic-induced decline for certain platforms in fiscal 2020. The decrease in commercial OEM sales is primarily attributable to build rate reductions by aircraft OEMs. Acquisition and divestiture sales increased by $44 million, primarily due to the acquisition of CAC in the second quarter of fiscal 2021.
Net sales for the Non-aviation segment increased $8 million, an increase of 25.0%, for the thirteen week period ended July 3, 2021 compared to the thirteen week period ended June 27, 2020. The sales increase resulted primarily from an increase in organic sales in non-aerospace ($10 million, an increase of 48.7%). The change in acquisition and divestiture sales was immaterial for the thirteen week period ended July 3, 2021.
•EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended July 3, 2021 and June 27, 2020 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 3, 2021	% of Segment Sales	June 27, 2020	% of Segment Sales	Change	% Change
Power & Control	$331	52.7%	$270	48.6%	$61	22.6%
Airframe	233	42.4%	166	38.2%	67	40.4%
Non-aviation	14	35.0%	12	37.5%	2	16.7%
	$578	47.5%	$448	43.8%	$130	29.0%
Organic EBITDA As Defined represents EBITDA As Defined from existing businesses owned by the Company as of July 3, 2021, excluding EBITDA As Defined from acquisitions. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to their respective acquisition date. EBITDA As Defined from divestitures represents EBITDA As Defined from businesses divested by the Company during the thirteen week period ended July 3, 2021.
EBITDA As Defined for the Power & Control segment increased approximately $61 million, an increase of 22.6%, resulting from higher organic sales, particularly in commercial aftermarket and defense, due to the adverse effects of the COVID-19 pandemic impacting commercial aerospace and defense demand to a lesser extent compared to the thirteen week period in the prior year. The change in EBITDA As Defined for the Power & Control segment from acquisitions and divestitures was immaterial for the thirteen week period ended July 3, 2021.
EBITDA As Defined for the Airframe segment increased approximately $67 million, an increase of 40.4%, resulting primarily from higher organic sales, particularly in commercial aftermarket and defense, due to the adverse affects of the COVID-19 pandemic impacting commercial aerospace and defense demand to a lesser extent compared to the thirteen week period in the prior year. EBITDA As Defined for the Airframe segment from acquisitions and divestitures increased by $11 million, primarily due to the acquisition of CAC in the second quarter of fiscal 2021.
EBITDA As Defined for the Non-aviation segment increased approximately $2 million, an increase of 16.7%, resulting primarily from a favorable organic sales mix from other non-aerospace sales. The change in EBITDA As Defined for the Non-aviation segment from acquisitions and divestitures was immaterial for the thirteen week period ended July 3, 2021.
Thirty-nine week period ended July 3, 2021 compared with the thirty-nine week period ended June 27, 2020
Total Company
•Net Sales. Net organic sales and acquisition and divestiture sales and the related dollar and percentage changes for the thirty-nine week periods ended July 3, 2021 and June 27, 2020 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Net Sales
	July 3, 2021	June 27, 2020	Change
Organic sales	$3,290	$3,781	$(491)	(12.5)%
Acquisition and divestiture sales	229	149	80	2.0%
Net sales	$3,519	$3,930	$(411)	(10.5)%

Organic sales represent sales from existing businesses owned by the Company, excluding sales from acquisitions and divestitures. Acquisition sales represent sales from acquired businesses for the period up to one year subsequent to their respective acquisition date. Divestiture sales represent sales from businesses divested subsequent to the period ended June 27, 2020. Acquisition and divestiture sales are excluded from organic sales due to the variability in the nature, timing and extent of acquisitions and divestitures and resulting variable impact on underlying trends.
The decrease in organic sales of $491 million for the thirty-nine week period ended July 3, 2021 compared to the thirty-nine week period ended June 27, 2020, is primarily related to decreases in commercial aftermarket sales ($323 million, a decrease of 30.1%) and commercial OEM sales ($322 million, a decrease of 32.4%); partially offset by an increase in defense sales ($106 million, an increase of 7.0%). The decreases in the commercial aftermarket and commercial OEM markets are attributable to the adverse impact that the COVID-19 pandemic has had on the customer demand for air travel worldwide and build rate reductions by aircraft OEMs as a result of the COVID-19 pandemic particularly in the first two quarters of fiscal 2021. The increase in defense sales is primarily driven by the OEM market.
The increase in acquisition and divestiture sales for the thirty-nine week period ended July 3, 2021 is primarily attributable to the acquisition of CAC and the divestitures of ScioTeq and TREALITY. Refer to Note 3, “Acquisitions and Divestitures,” for further information on the businesses acquired and divested by the Company in fiscal 2020 and 2021.
•Cost of Sales and Gross Profit. Cost of sales decreased by $88 million, or 4.8%, to $1,731 million for the thirty-nine week period ended July 3, 2021 compared to $1,819 million for the thirty-nine week period ended June 27, 2020. Cost of sales and the related percentage of net sales for the thirty-nine week periods ended July 3, 2021 and June 27, 2020 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 3, 2021	June 27, 2020	Change	% Change
Cost of sales - excluding costs below	$1,713	$1,818	$(105)	(5.8)%
% of net sales	48.7%	46.3%
COVID-19 pandemic restructuring costs	26	19	7	36.8%
% of net sales	0.7%	0.5%
Foreign currency losses	20	4	16	400.0%
% of net sales	0.6%	0.1%
Non-cash stock compensation expense	10	6	4	66.7%
% of net sales	0.3%	0.2%
Inventory acquisition accounting adjustments	6	—	6	100.0%
% of net sales	0.2%	—%
Acquisition integration costs	3	4	(1)	(25.0)%
% of net sales	0.1%	0.1%
Loss contract amortization	(47)	(32)	(15)	(46.9)%
% of net sales	(1.3)%	(0.8)%
Total cost of sales	$1,731	$1,819	$(88)	(4.8)%
% of net sales	49.2%	46.3%
Gross profit	$1,788	$2,111	$(323)	(15.3)%
Gross profit percentage	50.8%	53.7%
The decrease in the dollar amount of cost of sales during the thirty-nine week period ended July 3, 2021 was primarily due to lower sales volume from decreased customer demand due to the COVID-19 pandemic and the other factors summarized above, including those factors that partially offset the decrease in cost of sales.
Gross profit as a percentage of net sales decreased by 2.9 percentage points to 50.8% for the thirty-nine week period ended July 3, 2021 from 53.7% for the thirty-nine week period ended June 27, 2020. The dollar amount of gross profit decreased by $323 million, or 15.3%, for the thirty-nine week period ended July 3, 2021 compared to the thirty-nine week period in the prior year. The decrease in the gross profit percentage is primarily driven by higher COVID-19 pandemic restructuring costs, unfavorable movement in foreign currency rates (primarily the U.S. dollar weakening against the British pound and Euro) and unfavorable sales mix, specifically, lower commercial aftermarket sales as a percentage of total net sales. Also, fixed overhead costs incurred were spread over a lower production volume during the thirty-nine week period ended July 3, 2021 further contributing to an adverse impact to gross profit.

•Selling and Administrative Expenses. Selling and administrative expenses decreased by $13 million to $531 million, or 15.1% of net sales, for the thirty-nine week period ended July 3, 2021 from $544 million, or 13.8% of net sales, for the thirty-nine week period ended June 27, 2020. Selling and administrative expenses and the related percentage of net sales for the thirty-nine week periods ended July 3, 2021 and June 27, 2020 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 3, 2021	June 27, 2020	Change	% Change
Selling and administrative expenses - excluding costs below	$406	$447	$(41)	(9.2)%
% of net sales	11.5%	11.4%
Non-cash stock compensation expense	95	53	42	79.2%
% of net sales	2.7%	1.3%
COVID-19 pandemic restructuring costs	10	5	5	100.0%
% of net sales	0.3%	0.1%
Acquisition transaction-related expenses	8	1	7	700.0%
% of net sales	0.2%	—%
Acquisition integration costs	7	14	(7)	(50.0)%
% of net sales	0.2%	0.4%
Bad debt expense	5	24	(19)	(79.2)%
% of net sales	0.1%	0.6%
Total selling and administrative expenses	$531	$544	$(13)	(2.4)%
% of net sales	15.1%	13.8%
The decrease in the dollar amount of selling and administrative expenses during the thirty-nine week period ended July 3, 2021 is primarily due to the realization of the cost mitigation measures that began to be enacted in the second half of fiscal 2020 in response to the COVID-19 pandemic, partially offset by the other factors summarized above. The material cost mitigation measures enacted to date are described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic." The increase in non-cash stock compensation expense is attributable to the new stock option grants awarded in fiscal 2021 and the impact of the Black-Scholes fair value on certain fiscal 2021 stock option grant modifications and on the fiscal 2020 grants in connection with the change in vesting terms approved by the Compensation Committee of the Board of Directors in the first quarter of fiscal 2021.
•Amortization of Intangible Assets. Amortization of intangible assets was $101 million for the thirty-nine week period ended July 3, 2021 compared to $128 million for the thirty-nine week period ended June 27, 2020. The decrease in amortization expense of $27 million was due to the amortization expense on sales order backlog recorded in fiscal 2020 in connection with the acquisition of Esterline that did not occur in fiscal 2021 as sales order backlog was fully amortized by the end of fiscal 2020. This was partially offset by amortization expense of intangible assets related to the CAC acquisition in the second quarter of fiscal 2021.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees and interest on finance leases; slightly offset by interest income. Interest expense-net increased $36 million, or 4.7%, to $798 million for the thirty-nine week period ended July 3, 2021 from $762 million for the comparable thirty-nine week period last year. The increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $20.0 billion for the thirty-nine week period ended July 3, 2021 and approximately $18.5 billion for the thirty-nine week period ended June 27, 2020. The increase in the weighted average level of borrowings was primarily due to the activity in fiscal 2020 consisting of the issuance of the $2,650 million in 5.50% 2027 Notes, $1,100 million in 2025 Secured Notes, $400 million in 2026 New Secured Notes and $200 million drawn on the revolving credit facility. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirty-nine week period ended July 3, 2021 was 5.1%.
•Refinancing Costs. Refinancing costs of $36 million were recorded for the thirty-nine week period ended July 3, 2021 compared to $27 million recorded for the thirty-nine week period ended June 27, 2020. The refinancing costs primarily related to fees incurred on the early redemptions of the 6.50% Senior Subordinated Notes due 2024 (the "2024 Notes") and the 2025 Notes that occurred in the second and third quarters of fiscal 2021, respectively, and on the early redemption of the 6.00% Senior Subordinated Notes due 2022 (the "2022 Notes") that occurred in the first quarter of fiscal 2020.

•Other Income. Other income of $37 million was recorded for the thirty-nine week period ended July 3, 2021 compared to $14 million recorded for the thirty-nine week period ended June 27, 2020. Other income for the thirty-nine week period July 3, 2021 was primarily driven by a $21 million gain on the settlement of the property insurance portion of the claim for Leach International Europe's Niort, France operating facility fire in August 2019. The gain represents the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory. The remaining $16 million is primarily driven by non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($9 million), the release of a litigation reserve ($3 million) and receipt of payment of a Canadian governmental subsidy ($4 million). Other income for the thirty-nine week period ended June 27, 2020 is primarily related to non-service related components of net periodic benefit costs on the Company's defined benefit pension plans.
•Gain on Sale of Businesses-net. Gain on sale of businesses-net of $69 million was recorded for the thirty-nine week period ended July 3, 2021, and is primarily related to the net gain on sale recognized during the third quarter of fiscal 2021 as a result of the ScioTeq and TREALITY and TAC divestitures. There was no gain on sale of businesses-net recorded for the thirty-nine week period ended June 27, 2020.
•Income Tax (Benefit) Provision. Income tax (benefit) expense as a percentage of income before income taxes was approximately (10.5)% for the thirty-nine week period ended July 3, 2021 compared to 16.9% for the thirty-nine week period ended June 27, 2020. The Company's lower effective tax rate for the thirty-nine week period ended July 3, 2021 was primarily due to the Company's ability to utilize its net interest deduction limitation carryforward pursuant to IRC Section 163(j) resulting in the release of the valuation allowance applicable to such carryforward and the discrete impact of excess tax benefits associated with share-based compensation.
•Income from Discontinued Operations. There were no discontinued operations for the thirty-nine week period ended July 3, 2021. Income from discontinued operations for the thirty-nine week period ended June 27, 2020 includes the results of the operations of Souriau-Sunbank. On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019. The income from discontinued operations for the thirty-nine week period ended June 27, 2020 was $66 million and included $7 million from Souriau-Sunbank's operations and a gain on the sale of Souriau-Sunbank, net of tax, of $59 million.
•Net Income Attributable to TD Group. Net income attributable to TD Group decreased $146 million, or 23.7%, to $471 million for the thirty-nine week period ended July 3, 2021 compared to net income attributable to TD Group of $617 million for the thirty-nine week period ended June 27, 2020, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $6.83 for the thirty-nine week period ended July 3, 2021 and $7.53 per share for the thirty-nine week period ended June 27, 2020. There was no impact on earnings per share from discontinued operations for the thirty-nine week period ended July 3, 2021. Basic and diluted earnings per share from continuing operations and discontinued operations were $6.38 and $1.15, respectively, for the thirty-nine week period ended June 27, 2020.
Business Segments
•Segment Net Sales. Net sales by segment for the thirty-nine week period ended July 3, 2021 and June 27, 2020 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 3, 2021	% of Sales	June 27, 2020	% of Sales	Change	% Change
Power & Control	$1,870	53.1%	$2,056	52.4%	$(186)	(9.0)%
Airframe	1,527	43.4%	1,762	44.8%	(235)	(13.3)%
Non-aviation	122	3.5%	112	2.8%	10	8.9%
Net sales	$3,519	100.0%	$3,930	100.0%	$(411)	(10.5)%
Net sales for the Power & Control segment decreased $186 million, a decrease of 9.0%, for the thirty-nine week period ended July 3, 2021. The sales decrease resulted primarily from decreases in organic sales in commercial aftermarket ($129 million, a decrease of 24.3%) and commercial OEM ($111 million, a decrease of 25.5%); partially offset by an increase in organic defense sales ($54 million, an increase of 5.4%). The decreases in commercial aftermarket and commercial OEM sales are attributable to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector. The increase in defense sales is primarily attributable to the rebound in demand from the temporary pandemic-induced decline for certain platforms in fiscal 2020. The change in acquisition and divestiture sales was immaterial for the thirty-nine week period ended July 3, 2021.

Net sales for the Airframe segment decreased $235 million, a decrease of 13.3%, for the thirty-nine week period ended July 3, 2021. The sales decrease resulted primarily from decreases in organic sales in commercial OEM ($210 million, a decrease of 38.5%) and commercial aftermarket ($194 million, a decrease of 35.9%); partially offset by an increase in organic defense sales ($53 million, an increase of 10.5%). The decreases in commercial aftermarket and commercial OEM sales are attributable to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector. The increase in defense sales is primarily attributable to the rebound in demand from the temporary pandemic-induced decline for certain platforms in fiscal 2020. Acquisition and divestiture sales increased $88 million, primarily due to the acquisition of CAC in the second quarter of fiscal 2021.
Net sales for the Non-aviation segment increased by $10 million, an increase of 8.9%, for the thirty-nine week period ended July 3, 2021. The sales increase resulted primarily from an increase in organic sales in non-aerospace ($18 million, an increase of 21.3%). Acquisition and divestiture sales decreased by $6 million.
•EBITDA As Defined. EBITDA As Defined by segment for the thirty-nine week periods ended July 3, 2021 and June 27, 2020 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 3, 2021	% of Segment Sales	June 27, 2020	% of Segment Sales	Change	% Change
Power & Control	$944	50.5%	$1,036	50.4%	$(92)	(8.9)%
Airframe	618	40.5%	767	43.5%	(149)	(19.4)%
Non-aviation	45	36.9%	39	34.8%	6	15.4%
	$1,607	45.7%	$1,842	46.9%	$(235)	(12.8)%
Organic EBITDA As Defined represents EBITDA As Defined from existing businesses owned by the Company as of July 3, 2021, excluding EBITDA As Defined from acquisitions. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to their respective acquisition date. EBITDA As Defined from divestitures represents EBITDA As Defined from businesses divested by the Company during the thirty-nine week period ended July 3, 2021.
EBITDA As Defined for the Power & Control segment decreased approximately $92 million, a decrease of 8.9%, resulting from lower organic sales in the commercial aftermarket and commercial OEM market due to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector. The change in EBITDA As Defined for the Power & Control segment from acquisitions and divestitures was immaterial for the thirty-nine week period ended July 3, 2021.
EBITDA As Defined for the Airframe segment decreased approximately $149 million, a decrease of 19.4%, primarily as a result of lower organic sales in the commercial aftermarket and commercial OEM market due to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector. EBITDA As Defined for the Airframe segment from acquisitions and divestitures increased by $23 million, primarily due to the acquisition of CAC in the second quarter of fiscal 2021.
EBITDA As Defined for the Non-aviation segment increased approximately $6 million, an increase of 15.4%, resulting from a favorable organic sales mix specifically from other non-aerospace sales. The change in EBITDA As Defined for the Non-aviation segment from acquisitions and divestitures was immaterial for the thirty-nine week period ended July 3, 2021.
Backlog
As of July 3, 2021, the Company estimated its sales order backlog at $3,453 million compared to $3,425 million as of June 27, 2020. The uncertainty of the duration of the pandemic and its impact on the commercial aerospace industry is expected to continue to restrain sales order backlog growth in the commercial OEM and commercial aftermarket channels throughout fiscal 2021.
The majority of the purchase orders outstanding as of July 3, 2021 are scheduled for delivery within the next twelve months. Purchase orders may be subject to cancellation or deferral by the customer prior to shipment. The level of unfilled purchase orders at any given date during the year will be materially affected by the timing of the Company’s receipt of purchase orders and the speed with which those orders are filled. Accordingly, the Company’s backlog as of July 3, 2021 may not necessarily represent the actual amount of shipments or sales for any future period.
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
The COVID-19 pandemic has caused a significant adverse impact on our sales, net income and EBITDA As Defined during the thirty-nine week period ended July 3, 2021 and is expected to continue to do so for at least the remainder of fiscal 2021. This is under the assumption that the COVID-19 pandemic will continue to adversely impact customer demand for all market channels with commercial OEM and commercial aftermarket being the most adversely impacted due to the pandemic's impact on air travel demand worldwide. The defense market channel is also impacted to a lesser extent due to certain supply chain disruptions as well as the "stay at home" orders, quarantines, etc. impacting the government procurement workforce which has slowed production and/or orders. Also, government funding reprioritization such as shifting funds to efforts to combat the impact of the pandemic provides for uncertainty.
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

As of July 3, 2021, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of July 3, 2021
Cash and cash equivalents	$4,529
Availability on revolving credit facility	524
Cash liquidity	$5,053

Due to favorable market conditions in the high yield bond market, on January 14, 2021, the Company entered into a purchase agreement in connection with a private offering of $1,200 million of 4.625% Senior Subordinated Notes due 2029 (the “4.625% 2029 Notes”) at an issue price of 100% of the principal amount. The 4.625% 2029 Notes were issued pursuant to an indenture, dated January 20, 2021. The Company used the net proceeds from the offering of the 4.625% 2029 Notes to redeem all of its outstanding 6.50% Senior Subordinated Notes due 2024 (the “2024 Notes”), effectively resulting in a reduced interest rate and an extended maturity date of $1,200 million in senior subordinated notes. In addition, on April 12, 2021, the Company entered into a purchase agreement in connection with a private offering of $750 million of 4.875% Senior Subordinated Notes due 2029 (the “4.875% 2029 Notes”) at an issue price of 100% of the principal amount. The 4.875% 2029 Notes were issued pursuant to an indenture, dated April 21, 2021. The Company used the net proceeds from the offering of the 4.875% 2029 Notes to redeem all of its outstanding 6.50% Senior Subordinated Notes due 2025 (the “2025 Notes”), effectively resulting in a reduced interest rate and an extended maturity date of $750 million in senior subordinated notes.
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
Operating Activities. The Company generated $624 million of net cash from operating activities during the thirty-nine week period ended July 3, 2021 compared to $991 million during the thirty-nine week period ended June 27, 2020.
The change in accounts receivable during the thirty-nine week period ended July 3, 2021 was a source of cash of $23 million compared to a source of cash of $347 million during the thirty-nine week period ended June 27, 2020. The decrease in the source of cash of $324 million is primarily attributable to the decrease in accounts receivable from lower sales due to the COVID-19 pandemic. The Company continues to actively manage its accounts receivable, the related agings and collection efforts in response to the COVID-19 pandemic.
The change in inventories during the thirty-nine week period ended July 3, 2021 was a source of cash of $40 million compared to a use of cash of $126 million during the thirty-nine week period ended June 27, 2020. The increase in the source of cash is primarily driven by decreased purchasing from reduced demand as a result of the COVID-19 pandemic and actively managing inventory levels.
The change in accounts payable during the thirty-nine week period ended July 3, 2021 was a use of cash of $19 million compared to a use of cash of $48 million during the thirty-nine week period ended June 27, 2020 due to timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $748 million during the thirty-nine week period ended July 3, 2021, consisting primarily of $951 million from the acquisition of CAC in the second quarter of fiscal 2021 and capital expenditures of $80 million. This was partially offset by proceeds of $259 million from the completion of the divestitures of certain businesses, and $24 million of insurance proceeds received in the second quarter of fiscal 2021 from the Leach International Europe fire property claim.

Net cash provided by investing activities was $842 million during the thirty-nine week period ended June 27, 2020, consisting of proceeds of $904 million from the completion of the divestiture of Souriau-Sunbank. This was partially offset by capital expenditures of $62 million.
Financing Activities. Net cash used in financing activities during the thirty-nine week period ended July 3, 2021 was $74 million. The use of cash was primarily attributable to the redemptions of the 2024 Notes and 2025 Notes for $1,220 million and $762 million, respectively, dividend equivalent payments of $73 million and repayment on term loans of $56 million. This was partially offset by $1,189 million in net proceeds from the completion of the 4.625% 2029 Notes offering, $743 million in net proceeds from the completion of the 4.875% 2029 Notes offering and $106 million in proceeds from stock option exercises.
Net cash provided by financing activities during the thirty-nine week period ended June 27, 2020 was $1,245 million. The source of cash was primarily attributable to $2,625 million in net proceeds from the completion of the 5.50% 2027 Notes offering, $1,092 million in net proceeds from the completion of the 2025 Secured Notes offering, $401 million in net proceeds from the completion of the 2026 New Secured Notes offering, $200 million in proceeds from the revolving credit facility and $89 million in proceeds from stock option exercises. This was partially offset by dividend equivalent payments of $1,928 million, the redemption of the 2022 Notes for $1,168 million, repayments on term loans of $38 million and the purchase of treasury stock of $19 million.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. There were no material changes during the thirty-nine week period ended July 3, 2021 to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 other than the debt financing transactions that have occurred in fiscal 2021 (refer to Note 9, "Debt" in the notes to the condensed consolidated financial statements included herein) effectively resulting in a reduced interest rate and an extended maturity date for $1,950 million in senior subordinated notes and the revolving credit facility.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,391 million in fully drawn term loans (the “Term Loans Facility”) and a $760 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of July 3, 2021):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,182 million	May 30, 2025	LIBOR + 2.25%
Tranche F	$3,462 million	December 9, 2025	LIBOR + 2.25%
Tranche G	$1,747 million	August 22, 2024	LIBOR + 2.25%
The Term Loans Facility requires quarterly aggregate principal payments of $18.8 million. The revolving commitments consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. At July 3, 2021, the Company had $35.8 million in letters of credit outstanding, $200.0 million drawn and outstanding and $524.2 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR related to tranche E, tranche F and tranche G term loans are not subject to a floor. For the thirty-nine week period ended July 3, 2021, the applicable interest rate was approximately 2.35% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 12, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein.

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
On May 24, 2021, the Company entered into Amendment No. 8 and Loan Modification Agreement (herein, "Amendment No. 8"). Under the terms of Amendment No. 8, the Company, among other things, (i) extends the maturity date of the revolving credit commitments and revolving loans under its existing Credit Agreement to May 24, 2026, and (ii) the LIBOR interest rate per annum applicable to the revolving loans under its existing Credit Agreement is 2.50%, a decrease from the 3.00% rate that applied previous to the amendment. The other terms and conditions that apply to the revolving loans are substantially the same as the terms and conditions that applied to the revolving loans immediately prior to Amendment No. 8.
Indentures
The following table represents the notes outstanding as of July 3, 2021:

Description	Aggregate Principal	Maturity Date	Interest Rate
2025 Secured Notes	$1,100 million	December 15, 2025	8.00%
2026 Secured Notes	$4,400 million	March 15, 2026	6.25%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%
7.50% 2027 Notes	$550 million	March 15, 2027	7.50%
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
4.625% 2029 Notes	$1,200 million	July 15, 2029	4.625%
4.875% 2029 Notes	$750 million	October 15, 2029	4.875%
The 6.375% 2026 Notes, the 7.50% 2027 Notes, the 5.50% 2027 Notes, the 4.625% 2029 Notes and the 4.875% 2029 Notes (collectively, the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The 6.875% 2026 Notes (the "TransDigm UK Notes" and together with the TransDigm Inc. Notes, the "Notes," are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million. The 2025 Secured Notes (the "Secured Notes") were issued at a price 100% of the principal amount. The initial $3,800 million offering of the 2026 Secured Notes (the "Secured Notes") were issued at a price of 100% of their principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,410.5 million.
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

(in millions)	July 3, 2021	September 30, 2020
Current assets	$5,067	$5,398
Non-current assets	9,491	9,157
Current liabilities	973	972
Non-current liabilities	20,183	20,423
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors - net	(981)	103

Thirty-Nine Week Period Ended
(in millions)	July 3, 2021
Net sales	$2,661
Sales to subsidiaries that are non-issuers and non-guarantors	24
Cost of sales	1,196
Expense from subsidiaries that are non-issuers and non-guarantors - net	38
Income from continuing operations	463
Net income attributable to TD Group	463
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
As of July 3, 2021, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
On July 27, 2021, the Company amended the Securitization Facility to, among other things, (i) extend the maturity date to July 26, 2022, and (ii) bear interest at a rate of 1.20% plus three month LIBOR, compared to the interest rate of 1.35% plus 0.50% or three month LIBOR, whichever is greater, that applied prior to the amendment. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable. As of July 3, 2021, the Company has borrowed $350 million under the Securitization Facility, which is fully drawn.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
No repurchases were made under the program during the fiscal quarter ended July 3, 2021. As of July 3, 2021, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of July 3, 2021, the Company had $35.8 million in letters of credit outstanding.

Non-GAAP Financial Measures
We present below certain financial information based on our EBITDA and EBITDA As Defined. References to “EBITDA” mean earnings before interest, taxes, depreciation and amortization, and references to “EBITDA As Defined” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of income (loss) from continuing operations to EBITDA and EBITDA As Defined and the reconciliations of net cash provided by operating activities to EBITDA and EBITDA As Defined presented below.
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
Because of these limitations, EBITDA and EBITDA As Defined should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA or EBITDA As Defined in isolation and specifically by using other U.S. GAAP measures, such as net income (loss), net sales and operating profit, to measure our operating performance. Neither EBITDA nor EBITDA As Defined is a measurement of financial performance under U.S. GAAP, and neither should be considered as an alternative to net income (loss) or cash flow from operations determined in accordance with U.S. GAAP. Our calculation of EBITDA and EBITDA As Defined may not be comparable to the calculation of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of income (loss) from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Income (loss) from continuing operations	$317	$(5)	$473	$552
Adjustments:
Depreciation and amortization expense	65	70	188	211
Interest expense, net	263	262	798	762
Income tax (benefit) provision	(73)	39	(45)	112
EBITDA	572	366	1,414	1,637
Adjustments:
Inventory acquisition accounting adjustments (1)	—	—	6	—
Acquisition integration costs (2)	4	3	10	18
Acquisition transaction-related expenses (3)	2	—	8	1
Non-cash stock compensation expense (4)	35	21	105	59
Refinancing costs (5)	13	1	36	27
COVID-19 pandemic restructuring costs (6)	1	30	40	30
Gain on sale of businesses, net (7)	(68)	—	(69)	—
Other, net (8)	—	3	2	8
EBITDA As Defined	$559	$424	$1,552	$1,780

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
(6)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic (less than $1 million and $36 million for the thirteen and thirty-nine week periods ended July 3, 2021, respectively, and $24 million for the thirteen and thirty-nine week periods ended June 27, 2020) and also includes restructuring costs related to the 737 MAX production rate change ($3 million for the thirteen and thirty-nine week periods ended June 27, 2020). These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes $1 million and $4 million for the thirteen and thirty-nine week periods ended July 3, 2021, respectively, and $3 million for the thirteen and thirty-nine week periods ended June 27, 2020 of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment).
(7)Represents the gain or loss on sale of businesses, which is primarily attributable to the net gain on sale recognized as a result of the divestitures completed during the third quarter of fiscal 2021 (TAC, ScioTeq and TREALITY).
(8)Primarily represents the gain on insurance proceeds from the Leach International Europe fire (Note 17), foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirty-Nine Week Periods Ended
	July 3, 2021	June 27, 2020
Net cash provided by operating activities	$624	$991
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	102	(166)
Interest expense, net (1)	772	737
Income tax (benefit) provision - current	(59)	129
Loss contract amortization	47	32
Non-cash stock compensation expense (2)	(105)	(59)
Refinancing costs (3)	(36)	(27)
Gain on sale of businesses, net (4)	69	—
EBITDA	1,414	1,637
Adjustments:
Inventory acquisition accounting adjustments (5)	6	—
Acquisition integration costs (6)	10	18
Acquisition transaction-related expenses (7)	8	1
Non-cash stock compensation expense (2)	105	59
Refinancing costs (3)	36	27
COVID-19 pandemic restructuring costs (8)	40	30
Gain on sale of businesses, net (4)	(69)	—
Other, net (9)	2	8
EBITDA As Defined	$1,552	$1,780

(1)Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.
(2)Represents the compensation expense recognized by TD Group under our stock incentive plans.
(3)Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.
(4)Represents the gain or loss on sale of businesses, which is primarily attributable to the net gain on sale recognized as a result of the divestitures completed during the third quarter of fiscal 2021 (TAC, ScioTeq and TREALITY).
(5)Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(6)Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(7)Represents transaction-related costs comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(8)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic ($36 million and $24 million for the thirty-nine week periods ended July 3, 2021 and June 27, 2020, respectively) and also includes restructuring costs related to the 737 MAX production rate change ($3 million for the thirty-nine week period ended June 27, 2020). These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes $4 million and $3 million for the thirty-nine week periods ended July 3, 2021 and June 27, 2020, respectively, of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment).
(9)Primarily represents the gain on insurance proceeds from the Leach International Europe fire (Note 17), foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gain or loss on sale of fixed assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption 'Description of Senior Secured Credit Facilities and Indentures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations." Market risks are described more fully within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our most recent Form 10-K (for the fiscal year ended September 30, 2020). These market risks have not materially changed for the third quarter of fiscal 2021.
ITEM 4. CONTROLS AND PROCEDURES
As of July 3, 2021, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
During the fiscal quarter ended April 3, 2021, the Company completed the acquisition of CAC. The Company is currently integrating the acquisition into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisition from management's evaluation of internal controls over financial reporting as of July 3, 2021. The acquisition constituted approximately 6% of the Company's total assets (inclusive of acquired intangible assets) as of July 3, 2021, and approximately 4% of the Company's net sales in the fiscal quarter ended July 3, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 3, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
No repurchases were made under the program during the fiscal quarter ended July 3, 2021. As of July 3, 2021, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

4.1	Indenture, dated as of April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated's Form 10-Q, filed May 11, 2021 (File No. 001-32833)
4.2	Form of 4.875% Senior Subordinated Notes due 2029 (included in Exhibit 4.1)	Incorporated by reference to TransDigm Group Incorporated's Form 10-Q, filed May 11, 2021 (File No. 001-32833)
4.3	Registration Rights Agreement, dated as of April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and Citigroup Global Markets Inc., as representative for the initial purchasers listed therein	Incorporated by reference to TransDigm Group Incorporated's Form 10-Q, filed May 11, 2021 (File No. 001-32833)
10.1
Amendment No. 8 and Loan Modification Agreement, dated as of May 24, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders
Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed May 25, 2021 (File No. 001-32833)
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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	August 10, 2021
Kevin Stein

/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	August 10, 2021
Michael Lisman