Form 10-K
period 2021-09-30
TransDigm Group INC
filed 2021-11-16
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2021, based upon the last sale price of such voting and non-voting common stock on that date, was $32,940,645,808.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 55,248,901 as of November 3, 2021.
Documents incorporated by reference: Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its 2022 Annual Meeting of Shareholders expected to be held in March 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Annual Report on Form 10-K. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual Report on Form 10-K, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in this Annual Report on Form 10-K. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements or the risk factors contained in this Annual Report on Form 10-K to reflect new information, future events or otherwise, except as may be required under federal securities laws.
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K include but are not limited to: the impact that the COVID-19 pandemic has on our business, results of operations, financial condition and liquidity; the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats, natural disasters and climate change-related events; our reliance on certain customers; the United States (“U.S.”) defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; climate-related regulations; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors.
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms, unless the context otherwise requires, refer to TD Group, together with TransDigm Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2021” or “fiscal 2021” means the period from October 1, 2020 to September 30, 2021.
PART I
ITEM 1.    BUSINESS
The Company
TD Group, through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that approximately 90% of our net sales for fiscal year 2021 were generated by proprietary products. For fiscal year 2021, we estimate that we generated approximately 80% of our net sales from products in which we are the sole source provider.
Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25 to 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 50% of our net sales in fiscal year 2021 were generated from aftermarket net sales, the vast majority of which come from the commercial and military aftermarkets. Historically, these aftermarket revenues have produced a higher gross profit and have been more stable than net sales to original equipment manufacturers (“OEMs”).

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
COVID-19 Pandemic
The COVID-19 pandemic has continued to cause a significant adverse impact on our net sales, net income and EBITDA As Defined when compared to pre-pandemic levels. COVID-19 was first reported in December 2019 and, since being declared as a pandemic by the World Health Organization in March 2020, has dramatically impacted the global health and economic environment, including millions of confirmed cases, business slowdowns or shutdowns, government challenges and market volatility. The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally, by the pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in the second half of fiscal 2020 and has remained depressed compared to pre-pandemic levels. However, commercial air travel has increasingly shown signs of recovery in recent months with increasing air traffic, primarily in certain domestic markets. The recovery in international commercial air travel has been slower with international travel only slightly recovered from COVID-19 pandemic lows. The exact pace and timing of the commercial air travel recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 resurfacing), the continued efficacy of vaccines (particularly against any newly-emerging variants of COVID-19) and easing of quarantines and travel restrictions, among other factors. We currently expect COVID-19 to continue to cause an adverse impact on our net sales, net income and EBITDA as Defined compared to pre-pandemic levels into fiscal 2022.
Within the United States, our business has been designated as “essential,” which has allowed us to continue to serve our customers throughout the COVID-19 pandemic; nonetheless, the pandemic has disrupted our operations. Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work has been, and may again, be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures are not always successful, and we have been required at times to temporarily close facilities or take other partial shutdown measures. Furthermore, in light of enacted and any additional reductions in our workforce as a result of declines in our business caused by the COVID-19 pandemic, we cannot assure that we will be able to rehire our workforce as our business continues to recover. Finally, though this appears to be lower risk at the present time, our acquisition strategy, which is a key element of our overall business strategy, may be impacted by our efforts to maintain the Company’s cash liquidity position in response to the COVID-19 pandemic depending on the duration of the pandemic and its impact on our cash flows.
Although we remain cautiously optimistic that the global vaccination efforts will continue to progress and positively influence the markets we serve, the magnitude of the impact of COVID-19 remains unpredictable and we continue to anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Longer-term, because of these factors, it is difficult to forecast a precise impact on the Company’s future results.

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
The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include seat belts and safety restraints for ground transportation applications, mechanical/electro-mechanical actuators and controls for space applications, hydraulic/electromechanical actuators and fuel valves for land-based gas turbines, and refueling systems for heavy equipment used in mining, construction and other industries and turbine controls for the energy and oil and gas markets. Primary customers of this segment are off-road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers, manufacturers of heavy equipment used in mining, construction and other industries and turbine original equipment manufacturers, gas pipeline builders and electric utilities.
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive plans, restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic, foreign currency gains and losses, acquisition-integration costs, acquisition and divestiture transaction-related expenses, and refinancing costs. COVID-19 restructuring costs represent actions taken by the Company to reduce its workforce to align with customer demand, as well as incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment). Acquisition and divestiture-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for both acquisitions and divestitures comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
For financial information about our segments, refer to Note 17, “Segments,” in the notes to the consolidated financial statements included herein.
Sales and Marketing
Consistent with our overall strategy, our sales and marketing organization is structured to continually develop technical solutions that meet customer needs. In particular, we attempt to focus on products and programs that will lead to high-margin, repeatable sales in the aftermarket.
We have structured our sales efforts along our major product offerings, assigning a business unit manager to certain products. Each business unit manager is expected to grow the sales and profitability of the products for which he or she is responsible and to achieve the targeted annual level of bookings, net sales, new business and profitability for such products. The business unit managers are assisted by account managers and sales engineers who are responsible for covering major OEM and aftermarket accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers to achieve total bookings and new business goals for each account and, together with the business unit managers, to determine when additional resources are required at customer locations. Most of our sales personnel are evaluated, in part, on their bookings and their ability to identify and obtain new business opportunities.

Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. We also use a number of distributors to provide logistical support as well as serve as a primary customer contact with certain smaller accounts. Boeing Distribution Services, Inc., Satair A/S (a subsidiary of Airbus S.A.S.) and Seal Dynamics (a subsidiary of HEICO Corporation), among others, are our major distributors.
Manufacturing and Engineering
We maintain approximately 100 manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate accounting and reporting, investing in equipment, tooling, information systems and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.
We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in cost of sales and in selling and administrative expenses within our consolidated statements of income. Research and development costs are recorded in selling and administrative expenses within our consolidated statements of income. The aggregate of engineering expense and research and development expense represents approximately 11% of our operating units’ aggregate costs, or approximately 6% of our consolidated net sales for fiscal year 2021. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements.
We use sophisticated equipment and procedures to comply with quality requirements, specifications and Federal Aviation Administration (“FAA”) and OEM requirements. We perform a variety of testing procedures as required by our customers, such as testing under different temperature, humidity and altitude levels, flammability testing, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities. Refer to Note 3, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included herein with respect to the total costs of research and development.
Customers
We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounted for approximately 23% of our net sales for fiscal year 2021; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounted for approximately 20% of our net sales for fiscal year 2021; and the defense market, which accounted for approximately 50% of our net sales for fiscal year 2021. Non-aerospace net sales comprised approximately 7% of our net sales for fiscal year 2021.
As a result of the COVID-19 pandemic and its adverse impact on air travel worldwide, the commercial aerospace industry has been significantly disrupted. The defense aerospace market has been impacted by the COVID-19 pandemic to a lesser extent than the commercial aerospace market due to certain supply chain disruptions as well as “stay at home” orders, quarantines, etc. impacting the government procurement workforce which has slowed production and/or orders. The significant adverse impact of the COVID-19 pandemic on the commercial aerospace market channels has led to the defense market comprising a greater percentage of our net sales in fiscal years 2021 and 2020 compared to pre-pandemic historical levels. In fiscal years 2015 through 2019, representing the five fiscal years prior to the pandemic, defense market net sales ranged from 29% to 37% of total net sales. As the commercial aerospace industry recovers from the disruption caused by the COVID-19 pandemic, we would expect defense market net sales to account for a percentage of total net sales that is relatively in line with our historical levels prior to the COVID-19 pandemic.
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. Our top ten customers for fiscal year 2021 accounted for approximately 42% of our net sales. Products supplied to many of our customers are used on multiple platforms. None of our customers individually accounted for greater than 10% of our net sales for fiscal year 2021.
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
Market Channels
The commercial aerospace industry, including the aftermarket and OEM markets, is impacted by the health of the global economy and geopolitical events around the world. The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally, by the pandemic. The commercial aerospace industry experienced a steep decline in RPMs beginning in the second half of our fiscal 2020 due to the pandemic’s impact on worldwide air travel demand and RPMs remained depressed in fiscal 2021 when compared to pre-pandemic levels. Also, as a result of the pandemic and decreased demand in commercial air travel, the commercial OEM sector has experienced reductions in commercial OEM production rates, including reductions at the two largest commercial OEMs, The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). Although the commercial aerospace industry has shown signs of recovery in recent months, with increasing commercial air travel demand and both Boeing and Airbus disclosing potential OEM production rate increases for calendar 2022, the impact of COVID-19 continues to be fluid and the shape and speed of the recovery for the commercial aerospace industry remains uncertain.
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

Historically, our presence in both the commercial aerospace and military sectors of the aerospace industry has served to mitigate the impact on our business of any specific industry risk. We service a diversified customer base in the commercial and military aerospace industry, and we provide components to a diverse installed base of aircraft, which mitigates our exposure to any individual airframe platform. At times, declines in net sales in one channel have been offset by increased net sales in another channel. However, due to differences between the profitability of our products sold to OEM and aftermarket customers, variation in product mix can cause variation in gross profit.
Outside of the significant market disruption caused by COVID-19, there are many short-term factors (including customer inventory level adjustments, unannounced changes in order patterns, strikes, facility shutdowns caused by fires, hurricanes, health crises or other incidents and mergers and acquisitions) that can cause short-term disruptions in our quarterly shipment patterns as compared to previous quarters and the same periods in prior years. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. There are also fluctuations in OEM and aftermarket ordering and delivery requests from quarter-to-quarter, as well as variations in product mix from quarter-to-quarter, that may cause positive or negative variations in gross profit since commercial aftermarket net sales have historically produced a higher gross profit than net sales to commercial OEMs. Again, in many instances these are timing events between quarters and must be balanced with macro aerospace industry indicators.
Commercial Aftermarket
The key market factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft and the percentage of the fleet that is in warranty. As a result of the COVID-19 pandemic and the stringent measures implemented to help control the spread of the virus, demand for air travel declined at a rapid pace and has remained depressed compared to pre-pandemic levels. The reduced demand has led to a significant reduction in flights and an increase in parked aircraft. Certain airlines have also retired a portion of their fleets. Certain markets have reopened, some of which have experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines. Although worldwide RPMs are still significantly lower than pre-pandemic levels, worldwide RPMs have been steadily recovering. Commercial air travel has increasingly shown signs of recovery in recent months with increasing air traffic, primarily in certain domestic markets, and parked aircraft returning to service. The pace of the international air travel traffic recovery has been slower and international RPMs have only slightly recovered from pandemic lows. There is potential for improved international recovery moving forward as vaccinations increase worldwide and government-imposed travel restrictions are eased. Current industry consensus indicates that worldwide RPMs will continue to recover in 2022. However, the impact of COVID-19 on the commercial aerospace market is fluid and continues to evolve. Overall, the timing and pace of the commercial aftermarket recovery remains uncertain and may not return to pre-pandemic levels until 2023 or beyond.
Commercial OEM Market
The commercial OEM market declined in fiscal 2021 primarily due to the continued impact of the COVID-19 pandemic. Our commercial transport OEM shipments and revenues generally run ahead of Boeing and Airbus airframe delivery schedules. As a result, and consistent with prior years, our fiscal 2022 shipments will be a function of, among other things, the estimated 2022 and 2023 commercial airframe production rates. We have been experiencing decreased net sales across the commercial OEM sector driven primarily by the decrease in production rates by Boeing and Airbus related to reduced demand in the commercial air travel from the COVID-19 pandemic. We expect demand for our commercial OEM products to continue to be reduced in the short-term. However, the commercial OEM market is showing initial signs of recovery with airlines returning to the commercial OEMs to take planes or place orders, along with Boeing and Airbus disclosing potential OEM production rate increases for calendar 2022. Current industry consensus indicates production rates will continue to be lower than pre-pandemic historic levels but are expected to gradually increase over the next several years. However, the duration of the pandemic is unclear and the pace of the recovery of the commercial OEM market remains uncertain and continues to evolve.
Our businesses continually seek to provide solutions for our customers and others in the commercial aerospace industry. For example, as a result of the COVID-19 pandemic, many of our businesses have taken the opportunity to explore new business opportunities by working on developing highly engineered solutions for emerging needs arising from the pandemic and providing product offerings that could help the industry recover. Product solutions currently developed or being explored include anti-viral or antimicrobial technology, air purification, and touchless technologies, among others.

Defense
Our military business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of Defense (“DOD”) procurement policy and the extent of global conflicts. Also, government funding reprioritization such as shifting funds to efforts to combat the impact of the pandemic provides for further unpredictability in the military spending outlook. The defense aerospace market has been impacted by the COVID-19 pandemic to a lesser extent than the commercial aerospace market. Any unfavorable impact on our defense aerospace business related to the COVID-19 pandemic was primarily during fiscal 2020 due to certain supply chain disruptions as well as “stay at home” orders, quarantines, etc. impacting the government procurement workforce which slowed production and/or orders. Uncertainty remains in the COVID-19 pandemic recovery, but we do not currently expect any significant unfavorable impact on our defense aerospace business related to the COVID-19 pandemic. For a variety of reasons, the military spending outlook is very uncertain. For planning purposes, we assume that military-related net sales of our types of products to be flatter in future years over the recent higher levels.
In fiscal years 2021 and 2020, the defense market channel comprises a greater percentage of net sales than historical comparisons due to the significant adverse impact of the COVID-19 pandemic on our commercial aftermarket channel and commercial OEM market channel. In fiscal years 2015 through 2019, representing the five fiscal years prior to the pandemic, defense market net sales ranged from 29% to 37% of total net sales. As the commercial aerospace industry recovers from the disruption caused by the COVID-19 pandemic, we would expect defense market net sales to account for a percentage of total net sales that is relatively in line with our historical levels prior to the COVID-19 pandemic.
Raw Materials
We require the use of various raw materials in our manufacturing processes. We purchase a variety of manufactured component parts from various suppliers. We also purchase replacement parts, which are utilized in our various repair and overhaul operations. At times, we concentrate our orders among a few suppliers in order to strengthen our supplier relationships. Most of our raw materials and component parts are generally available from multiple suppliers at competitive prices.
The COVID-19 pandemic has disrupted the global supply chain to a certain extent and availability of raw materials, particularly electronic parts. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
Intellectual Property
We have various trade secrets, proprietary information, trademarks, trade names, patents, copyrights and other intellectual property rights, which we believe, in the aggregate but not individually, are important to our business. The Company's products are manufactured, marketed and sold using a portfolio of patents, trademarks, licenses, and other forms of intellectual property, some of which expire in the future. The Company develops and acquires new intellectual property on an ongoing basis. Based on the broad scope of the Company’s product lines, management believes that the loss or expiration of any single intellectual property right would not have a material effect on our consolidated financial statements.
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
For information regarding environmental accruals, refer to Note 15, “Commitments and Contingencies,” in the notes to the consolidated financial statements included herein. Compliance with federal, state, local and foreign environmental laws during fiscal 2021 had no material impact on our capital expenditures or results of operations. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse impact on our consolidated financial statements, but we cannot assure that material environmental liabilities may not arise in the future. For further information on environmental-related risks, including climate change, refer to Item 1A. “Risk Factors.”
Employees
As of September 30, 2021, we had approximately 13,300 full-time, part-time and temporary employees. Approximately 16% of our full-time and part-time employees are represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates ranging from December 2021 to December 2024.

Talent Development
We consider our employees to be our most valuable asset. The development, attraction and retention of employees is a critical success factor for TransDigm and its operating units for succession planning and sustaining our three core value drivers (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers). To support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level.
We have established TransDigm University, a formal mentoring and education program with a curated curriculum and established leadership serving as mentors. Participants in the program learn and develop more advanced skills leading to higher contribution and satisfaction within their roles, while mentors enhance their leadership capabilities by helping others progress. This program helps identify top performers, improving employee performance and retention, increasing our organizational learning and supporting the promotion of our current employees.
The Company’s Management Development Program (“MDP”) identifies new talent and prepares them for success within our organization. The Company actively recruits for MDP candidates at colleges and universities across the U.S. to ensure we are reaching a large and diverse pool of candidates. The program hires recent Master of Business Administration graduates who work for three eight-month stints at a selection of operating units. Program participants gain experience in developing, manufacturing, and selling aerospace components with the intent of becoming fully immersed in the operations of our business. Once the program is complete, MDP participants are better equipped with the knowledge and experience needed to excel as a manager at the Company. Our goal for successful MDP participants is to hire them on a full-time basis at an operating unit upon completion of the program.
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
TransDigm University, MDP, various internship programs and informal mentoring demonstrates the Company’s ongoing commitment and initiatives towards accelerating the development of our future leaders.
Benefits
We are proud to offer attractive benefits packages that attract, retain, motivate and reward our talent, and we are committed to providing our employees and their families with programs that support their health and overall well-being. To assist employees with financial empowerment, we offer 401(k) programs and various legacy defined benefit pension plans. We also offer members the ability to save money on a tax-free basis through flexible spending accounts and health savings accounts. TransDigm offers competitive compensation programs to our employees that includes base pay, bonus programs and equity programs. TransDigm employees also receive paid time off and holidays.
We understand the value in furthering the knowledge and education of our current employee base. In addition to formal and informal employee development programs within TransDigm and our operating units, employees can expand their careers by accessing tuition reimbursement programs. Some operating units also partner with local colleges to provide training courses to TransDigm employees. Access to programs such as these enhance our employees’ value to the Company, our customers and our communities.
TransDigm’s equity compensation plans are designed to assist in attracting, retaining, motivating and rewarding key employees and directors, and promoting the creation of long-term value for our stockholders by closely aligning the interests of these individuals with those of our stockholders. TransDigm’s equity compensation plans provide for the granting of performance-based stock options. Equity compensation, and specifically stock options, is a significant component of TransDigm’s equity-based compensation strategy and value-based culture. Our approach to equity has a track record of success and we believe that the continued use of performance-based stock options will help retain the Company’s key employees and recruit the talented minds of the future.
Diversity
At TransDigm, we value new ideas, different experiences and fresh perspectives, and we firmly believe this is enhanced by a more diverse workforce throughout all levels of our organization. Diversity and inclusion make us stronger as a company – it is critical to innovation, provides a competitive advantage, yields better outcomes, and in turn, enables us to better deliver for all of our stakeholders.
We are committed to diversity at all levels of management and leadership, and our leadership team and Board of Directors are committed to improving diversity throughout the Company and fostering a more inclusive and open environment. We recognize that a company’s commitment to diversity and inclusion must come from the top, and we are focused on continuing to improve diversity within our leadership team, and at the Board of Directors level. Diversity and inclusion make us stronger as a business so we can effectively serve all our stakeholders. Our workforce includes talented people from many backgrounds.

Discrimination is not tolerated at TransDigm. We are committed to high ethical standards and equal employment opportunities in all personnel actions without regard to race, color, religion, gender, national origin, citizenship status, age, marital status, gender identity or expression, sexual orientation, physical or mental disability, or veteran status.
Health and Safety
Our commitment to manufacturing the safest, highest quality products is matched by our commitment to keeping our employees healthy and safe as they work to produce these products. We are dedicated to building, designing, maintaining, and operating our facilities to effectively manage process safety and other hazards, and to minimize risks. We also seek to empower and support our employees to prevent accidents and promote a safe environment. We expect personnel to report and communicate risks, potential hazards, incidents and near hits so that they can be investigated, and appropriate action can be taken to prevent future issues. To elevate the importance of this, we began to require our operating units to individually report on Environmental Health and Safety matters monthly to the executive team.
Since the early days of the COVID-19 pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally. The Company has taken various steps to facilitate access to vaccines for our employees in accordance with federal guidelines and state and local vaccination plans.
Seasonality
We do not believe our net sales are subject to significant seasonal variation; however, our net sales have generally been lower in the first quarter of our fiscal year compared to the subsequent quarters due to fewer working days resulting from the observance of various holidays.
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
The COVID-19 pandemic is continuing to cause an adverse impact on our employees, operations, supply chain and distribution system and the long-term impact to our business remains unknown. This is due to the numerous uncertainties that have risen from the pandemic, including the severity of the disease, the duration of the outbreak, the likelihood of resurgences of the outbreak, including due to the emergence and spread of variants, actions that may be taken by governmental authorities in response to the disease, the timing, distribution, efficacy and public acceptance of vaccines, and unintended consequences of the foregoing.
The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally, by the pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in the second half of fiscal 2020 and has remained depressed compared to pre-pandemic levels. However, commercial air travel has increasingly shown signs of recovery in recent quarters with increasing air traffic, primarily in certain domestic markets. The recovery in international commercial air travel has been slower with international travel only slightly recovered from COVID-19 pandemic lows. The exact pace and timing of the commercial air travel recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 resurfacing), the timing, distribution, efficacy, and public acceptance of vaccines and easing of quarantines and travel restrictions, among other factors. We currently expect COVID-19 to continue to cause an adverse impact on our net sales, net income and EBITDA as Defined compared to pre-pandemic levels into fiscal 2022. Longer-term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results.
The COVID-19 pandemic has disrupted the global supply chain to a certain extent and availability of raw materials, particularly electronic parts. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work has been, and may again be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures are not always successful and we have been required to temporarily close facilities or take other measures. Furthermore, in light of enacted and any additional reductions in our workforce as a result of declines in our business caused by the COVID-19 pandemic, we cannot assure that we will be able to rehire our workforce as our business continues to recover. We believe the COVID-19 pandemic has had, and may in the future again have, a material and adverse impact on our consolidated financial position, results of operations and cash flows. In addition, the impact of the COVID-19 pandemic and any future public health crises that arise could exacerbate the other risks we face.
Our business focuses almost exclusively on the aerospace and defense industry.
During a prolonged period of significant market disruption in the aerospace and defense industry, such as the adverse impact that the COVID-19 pandemic has had and is expected to continue to have on the commercial aerospace market, our business may be disproportionately impacted compared to peer companies that are more diversified in the industries they serve. In which case, a more diversified company may be able to recover more quickly from significant market disruptions such as the COVID-19 pandemic.
We rely heavily on certain customers for much of our sales.
In fiscal year 2021, no customer individually accounted for 10% or more of the Company’s net sales; however, our top ten customers for fiscal year 2021 accounted for approximately 42% of our net sales. In fiscal year 2020, no customer individually accounted for 10% or more of the Company’s net sales. In fiscal year 2019, one customer individually accounted for approximately 11% of the Company’s net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to the COVID-19 pandemic, general economic or aerospace downturn, decreased production, strike or resourcing, could have a material adverse effect on results of operations, financial position and cash flows.
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
Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. In addition, we may not be able to successfully integrate any business we acquire into our existing business. The successful integration of new businesses, with the most significant recent acquisition being the Cobham Aero Connectivity (“CAC”) acquisition in the second quarter of fiscal 2021, depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service, attract customers and develop new products and services or attend to other acquisition opportunities.
Our indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As of September 30, 2021, our total indebtedness, excluding approximately $31 million of letters of credit outstanding, was approximately $20 billion, which was 117.1% of our total book capitalization.
In addition, we may be able to incur substantial additional indebtedness in the future. As of September 30, 2021, we had approximately $529 million of unused commitments under our revolving credit facility. On October 6, 2021, the Company repaid $200 million of the revolving credit facility drawn, increasing the borrowings available under the revolving commitments to $729 million. Although our senior secured credit facility and the indentures governing the various senior secured and senior subordinated notes outstanding (the “Indentures”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the Indentures.
An increase in our indebtedness could also have other important consequences to investors. For example, it could:
•increase our vulnerability to general economic downturns and adverse competitive and industry conditions;
•increase the risk we are subjected to downgrade or put on a negative watch by the ratings agencies;
•require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital requirements, capital expenditures, acquisitions, research and development efforts and other general corporate requirements;
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
All of our debt under the senior secured credit facility, which includes $7.4 billion in term loans and a revolving credit facility of $760 million, bears interest at variable rates primarily based on the London interbank offered rate (“LIBOR”) for deposits of U.S. dollars. Accordingly, if LIBOR or other variable interest rates increase, our debt service expense will also increase. In order to mitigate the interest rate risk of these variable rate borrowings, we entered into interest rate swap and cap agreements that covers a significant portion of the existing variable rate debt. The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. As of September 30, 2021, approximately 86% of our total debt was fixed rate debt. For information about our interest rate swap and cap agreements, refer to Note 21, “Derivatives and Hedging Instruments,” in the notes to the consolidated financial statements included herein.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. However, for U.S dollar LIBOR, the relevant date has been deferred to at least June 30, 2023 for certain tenors, at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. dollar LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. dollar LIBOR will be discontinued or modified prior to June 30, 2023. In February 2020, in connection with Amendment No. 7 to the Credit Agreement, we amended our Credit Agreement to include a provision for the determination of an alternative reference interest rate. The discontinuation of LIBOR will also require our derivative agreements to be amended. Once the alternative interest rate has replaced LIBOR, our future interest expense could be impacted.
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
We are dependent on our executive officers, senior management team and highly trained employees and any work stoppage, difficulty hiring similar employees, or ineffective succession planning could adversely affect our business.
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
In addition, our success depends in part on our ability to attract and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation programs. Competition for qualified personnel can be intense. If we are unable to effectively provide for the succession of key personnel, senior management and our executive officers, including our President, Chief Executive Officer and Director, our business, results of operations, cash flows and financial condition may be adversely affected. The Company’s Board of Directors continually monitors this risk and we believe that the Company’s succession plan, together with our straightforward strategy, clear value drivers, decentralized nature and the quality of managers running our operating units helps to mitigate this risk.
Risks Related to our Operations
Our sales to manufacturers of aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.
Our sales to manufacturers of large commercial aircraft, such as Boeing, Airbus, and related OEM suppliers, as well as manufacturers of business jets have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, interest rates, downturns in the global economy and national and international events. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. In recent years, we have been experiencing decreased sales across the commercial OEM sector driven primarily by the decrease in production by Boeing and Airbus related to reduced demand in the commercial aerospace industry from the COVID-19 pandemic, and also in Boeing’s case, the 737 MAX’s grounding and subsequent production slowdown, and airlines deferring or cancelling orders. Downturns adversely affect our results of operations, financial position and cash flows.
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

The COVID-19 pandemic has continued to disrupt the global supply chain. We currently are experiencing supply shortages and inflationary pressures for certain components and raw materials that are important to our manufacturing process, particularly electronic parts. Expected growth in the global economy may exacerbate these pressures on us and our suppliers, and we expect these supply chain challenges and cost impacts to continue for the foreseeable future. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
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
Climate-related regulations designed to address climate change may result in additional compliance costs.
Our operations and the products we sell are currently subject to rules limiting emissions and to other climate-related regulations in certain jurisdictions where we operate. The increased prevalence of global climate change concerns may result in new regulations that may negatively impact us, our suppliers and customers. We are continuing to evaluate short-, medium- and long-term risks related to climate change. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers, in which case, the costs of raw materials and component parts could increase.
As a whole, because our manufacturing facilities primarily engage in assembly and light manufacturing and because we do not maintain any transportation infrastructure, our emissions primarily fall into Scope 2 and Scope 3 emissions. Accordingly, we do not anticipate any material adverse impact from increased carbon regulation. Further, because of our wide portfolio of hundreds of thousands of products, we do not anticipate any material adverse impact from the reliance on a supplier or group of suppliers that may be subject to climate risks. However, given the political significance and uncertainty around these issues, we cannot predict how legislation, regulation, and increased awareness of these issues will affect our operations and financial condition. We continue to evaluate ways to reduce our energy and water consumption and lower our greenhouse gas emissions through energy efficiency measures, the purchase of green power and other actions.
Our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production.
Our operations and those of our customers and suppliers have been and may again be subject to natural disasters, climate change-related events, pandemics or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. Some of our manufacturing facilities are located in regions that may be impacted by severe weather events, such as increased storm frequency or severity in the Atlantic and fires in hotter and drier climates. These could result in potential damage to our physical assets as well as disruptions in manufacturing activities. Some of our manufacturing facilities are located in areas that may be at risk due to rising sea levels. Moreover, some of our manufacturing facilities are located in areas that could experience decreased access to water due to climate issues.
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
Our net sales to foreign customers were approximately $1.7 billion for the fiscal years ended September 30, 2021 and 2020, respectively. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including global health crises, Brexit, currency fluctuations, difficulties in staffing and managing multinational operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition. Issues with the global supply chain can also rise due to some of the aforementioned risks as well as global health crises, such as the COVID-19 pandemic. Furthermore, the Company is subject to laws and regulations, such as the Foreign Corrupt Practices Act, UK Bribery Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents and contractors from making improper payments for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations, financial position and cash flows.
We are subject to certain unique business risks as a result of supplying equipment and services to the U.S. Government.
Companies engaged in supplying defense-related equipment and services to U.S. Government agencies, whether through direct contracts with the U.S. Government or as a subcontractor to customers contracting with the U.S. Government, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally:
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
Furthermore, even where the price is not based on cost, the U.S. Government may seek to review our costs to determine whether our pricing is “fair and reasonable.” Our subsidiaries are periodically subject to pricing reviews and government buying agencies that purchase some of our subsidiaries’ products are periodically subject to audits by the DOD Office of Inspector General (“OIG”) with respect to prices paid for such products. In the third quarter of fiscal 2019, we voluntarily refunded $16 million to the U.S. Government following an OIG audit, and another OIG audit is underway. In addition, our defense-related business has been the subject of an ongoing Congressional inquiry by the House Oversight Committee and release of the current OIG audit report may prompt further Congressional inquiries. Pricing reviews and government audits, including the audit underway, and the Congressional inquiries are costly and time consuming for our management and could distract from our ability to effectively manage the business. As a result of these reviews, audits and inquiries, we could be subject to providing further refunds to the U.S. Government, we could be asked to enter into an arrangement whereby our prices would be based on cost, the DOD could seek to pursue alternative sources of supply for our parts, or the U.S. Government could take other adverse actions with respect to our contracts. Any of those occurrences could lead to a reduction in our revenue from, or the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government. Further, negative publicity relating to the results of any audit, inquiry or subsequent hearing or the like could negatively impact our stock price.
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
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, customer relationships, and technology, were approximately $2.8 billion at September 30, 2021, representing approximately 14% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $8.6 billion at September 30, 2021, representing approximately 44% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.
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
Notwithstanding special cash dividends, of which the most recent declaration by the Company’s Board of Directors occurred on December 20, 2019 in the amount of $32.50 per outstanding share of common stock and cash dividend equivalent payments on options granted under its equity compensation plans, we do not anticipate declaring regular quarterly or annual cash dividends on our common stock or any other equity security in the foreseeable future.
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
There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the operating performance of the companies issuing the securities. These market fluctuations may negatively affect the market price of our common stock. Shareholders may not be able to sell their shares at or above the purchase price due to fluctuations in the market price of our common stock. Such changes could be caused by changes in our operating performance or prospects, including possible changes due to the cyclical nature of the aerospace industry and other factors such as fluctuations in OEM and aftermarket ordering, which could cause short-term swings in profit margins. Or such changes could be unrelated to our operating performance, such as changes in market conditions affecting the stock market generally or the stocks of aerospace companies or changes in the outlook for our common stock, such as changes to or the confidence in our business strategy, changes to or confidence in our management, or expectations for future growth of the Company. Global health crises such as the COVID-19 pandemic could also cause significant volatility in the market price.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
TransDigm’s principal owned properties (defined as greater than 20,000 square feet or related to a principal operation) as of September 30, 2021 are as follows:

Location	Reporting Segment	Square Footage
Brea, CA (1)	Airframe	315,000
Stillington, United Kingdom	Airframe	274,800
Montreal, Canada	Airframe	271,700
Miesbach, Germany	Power & Control	242,000
Liberty, SC (1)	Power & Control	219,000
Waco, TX	Power & Control	218,800
Liverpool, NY	Power & Control	197,100
Ingolstadt, Germany	Airframe	191,900
Kent, OH (1)	Airframe	185,000
Bridport, United Kingdom	Airframe	174,700
Union Gap, WA (1)	Airframe	142,000
Coachella, CA (1)	Power & Control	140,000
Phoenix, AZ	Airframe	138,700
Paks, Hungary	Airframe	137,800
Los Angeles, CA	Power & Control	131,000
Bohemia, NY (1)	Power & Control	124,000
Buena Park, CA	Power & Control	115,000
Llangeinor, United Kingdom	Airframe	110,000
Bourges, France	Power & Control	109,400
Westbury, NY	Power & Control	106,800
Kent, WA (1)	Airframe	100,000
Painesville, OH	Power & Control	94,200
Valencia, CA (1)	Airframe	88,400
Letchworth, United Kingdom	Airframe	88,200
Placentia, CA	Airframe	86,600
Addison, IL (1)	Power & Control	83,300
Sarralbe, France	Power & Control	77,900
Niort, France	Power & Control	69,000
Clearwater, FL	Power & Control	64,200
Prescott, AZ	Airframe	62,400
South Euclid, OH	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Branford, CT	Airframe	52,000
Avenel, NJ	Power & Control	48,500
Rancho Cucamonga, CA (1)	Power & Control	47,000
Pennsauken, NJ	Airframe	38,000
Ryde, United Kingdom	Power & Control	33,200
Rancho Cucamonga, CA	Airframe	32,700
Melaka, Malaysia	Power & Control	24,800
Cheveley, United Kingdom	Airframe	24,000
Deerfield Beach, FL	Non-aviation	20,000

(1)Subject to mortgage liens under our senior secured credit facility, our 6.25% senior secured notes due March 15, 2026 and our 8.00% senior secured notes due December 15, 2025.

TransDigm’s principal leased properties (defined as greater than 20,000 square feet or related to a principal operation) as of September 30, 2021 are as follows:

Location	Reporting Segment	Square Footage
Everett, WA	Airframe	337,000
East Camden, AR	Power & Control	276,000
Whippany, NJ	Power & Control	229,600
Nittambuwa, Sri Lanka	Airframe	168,000
Santa Ana, CA	Airframe	159,200
Holmestrand, Norway	Airframe	144,700
Dayton, NV	Airframe	144,000
Tijuana, Mexico	Airframe	141,000
Anaheim, CA	Airframe	138,900
Marlow, United Kingdom	Airframe	116,100
Melbourne, FL	Power & Control	107,000
Farnborough, United Kingdom	Power & Control	103,400
Goldsboro, NC	Power & Control	101,000
Fullerton, CA	Airframe	100,000
Kunshan, China	Airframe	95,200
Sylmar, CA	Airframe	93,000
Elkhart, IN	Non-aviation	91,500
Davis Junction, IL	Airframe	84,500
Miesbach, Germany	Power & Control	80,800
Kunshan, China	Non-aviation	75,300
Camarillo, CA	Power & Control	70,000
Gloucestor, United Kingdom	Airframe	67,800
Tijuana, Mexico	Power & Control	63,500
Matamoros, Mexico	Power & Control	60,500
Tijuana, Mexico	Power & Control	49,300
Lillington, NC	Power & Control	48,800
Sugar Grove, IL	Airframe	45,000
Zunyi, China	Power & Control	43,000
Tempe, AZ	Power & Control	40,200
Collegeville, PA	Airframe	37,000
Chongqing, China	Airframe	36,300
Rancho Santa Margarita, CA	Airframe	35,200
Joensuu, Finland	Airframe	32,300
Ashford, United Kingdom	Power & Control	28,000
Nogales, Mexico	Airframe	27,000
Bridgend, United Kingdom	Airframe	24,800
Ravenna, OH	Airframe	22,500
Pennsauken, NJ	Airframe	20,500
Cleveland, OH	Corporate	20,100
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
Information with respect to our legal proceedings is contained in Note 15, “Commitments and Contingencies,” within the notes to the consolidated financial statements included herein.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “TDG.”
Holders
As of October 13, 2021, there were 33 stockholders of record of our common stock and approximately 194,000 beneficial stockholders, which includes an estimated number of stockholders who have their shares held in their accounts by banks and brokers.
Dividends
No dividends were declared during fiscal 2021. During fiscal 2020, TD Group’s Board of Directors declared a special cash dividend of $32.50 (in December 2019) on each outstanding share of common stock and cash dividend equivalent payments under options granted under its equity compensation plans.
Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P 500 Index and the S&P Aerospace & Defense Select Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2016, and its relative performance is tracked through September 30, 2021.

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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransDigm Group Inc., the S&P 500 Index and S&P Aerospace & Defense Select Index

$350
$300
$250
$200
$150
$100
$50
9/30/16
9/30/17
9/30/18
9/30/19
9/30/20
9/30/21
TransDigm Group Inc.
S&P 500 Index
S&P Aerospace & Defense Select Index

*$100 invested on 9/30/16 in stock or index, including reinvestment of dividends.
Copyright 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/30/16	9/30/17	9/30/18	9/30/19	9/30/20	9/30/21
TransDigm Group Inc.	100.00	104.73	152.52	225.70	217.82	286.34
S&P 500 Index	100.00	118.61	139.85	145.80	167.89	218.27
S&P Aerospace & Defense Select Index	100.00	139.21	175.93	191.20	157.98	218.45
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
No repurchases were made under the program during the fiscal year ended September 30, 2021. During the fiscal year ended September 30, 2020, the Company repurchased 36,900 shares of its common stock at a gross cost of $18.9 million at the weighted average cost of $512.67 under the repurchase program. As of September 30, 2021, the remaining amount of repurchases allowable under the program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
ITEM 6.    SELECTED FINANCIAL DATA
[Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with TD Group’s consolidated financial statements and the related notes included elsewhere in this report. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under the heading entitled “Risk Factors” included elsewhere in this report. These risks could cause our actual results to differ materially from any future performance suggested below.
Overview
For fiscal year 2021, we generated net sales of $4,798 million, gross profit of $2,513 million or 52.4% of net sales, and net income attributable to TD Group of $680 million. The COVID-19 pandemic has continued to cause a significant adverse impact on our net sales, net income and EBITDA As Defined when compared to pre-pandemic levels. Historically and as our business continues to recover from the pandemic, we believe we have achieved steady, long-term growth in sales and improvements in operating performance since our formation in 1993 due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long-term.
Our selective acquisition strategy has also contributed to the growth of our business. The integration of certain acquisitions into our existing businesses combined with implementing our proven operating strategy has historically resulted in improvements in the financial performance of the acquired business.
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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired approximately 86 businesses and product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume. In the case of larger acquisitions that consists of multiple business units (such as the Esterline acquisition), we may pursue opportunities to divest certain acquired business units that are not in line with our long-term acquisition strategy.
Acquisitions and divestitures during the most recent three fiscal years are described in Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic is continuing to cause an adverse impact on our employees, operations, supply chain and distribution system and the long-term impact to our business remains unknown. This is due to the numerous uncertainties that have risen from the pandemic, including the severity of the disease, the duration of the outbreak, the likelihood of resurgences of the outbreak, including due to the emergence and spread of variants, actions that may be taken by governmental authorities in response to the disease, the continued efficacy and public acceptance of vaccines, and unintended consequences of the foregoing.
The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally, by the pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in the second half of fiscal 2020 and has remained depressed compared to pre-pandemic levels. However, commercial air travel has increasingly shown signs of recovery in recent months with increasing air traffic, primarily in certain domestic markets. The recovery in international commercial air travel has been slower with international travel only slightly recovered from COVID-19 pandemic lows. The exact pace and timing of the commercial air travel recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 resurfacing), the continued efficacy and public acceptance of vaccines and easing of quarantines and travel restrictions, among other factors. We currently expect COVID-19 to continue to cause an adverse impact on our net sales, net income and EBITDA as Defined compared to pre-pandemic levels into fiscal 2022. Longer-term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results.
The Company took immediate and aggressive action to minimize the spread of COVID-19 in our workplaces and reduce costs. Since the early days of the pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally.
For the fiscal year ended September 30, 2021, COVID-19 restructuring costs incurred were approximately $36 million, of which $26 million was recorded in cost of sales and $10 million was recorded in selling and administrative expenses. These were costs related to the Company's actions to reduce its workforce to align with customer demand. Additionally, the Company incurred approximately $4 million in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment).
As of September 30, 2021, the restructuring accrual associated with the costs incurred in response to the COVID-19 pandemic was approximately $19 million. In fiscal 2022, the Company may incur additional restructuring and incremental costs related to the COVID-19 pandemic though at a reduced level in comparison to fiscal 2021 and 2020.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions):

	Fiscal Years Ended September 30,
	2021	2021 % of Net Sales	2020		2020 % of Net Sales
Net sales	$4,798	100.0%	$5,103		100.0%
Cost of sales	2,285	47.6%	2,456		48.1%
Selling and administrative expenses	685	14.3%	727		14.2%
Amortization of intangible assets	137	2.9%	169		3.3%
Income from operations	1,691	35.2%	1,751		34.3%
Interest expense, net	1,059	22.1%	1,029		20.2%
Refinancing costs	37	0.8%	28		0.5%
Other income	(51)	(1.1)%	(46)		(0.9)%
Gain on sale of businesses, net	(69)	(1.4)%	—		—%
Income tax provision	34	0.7%	87		1.7%
Income from continuing operations	681	14.2%	653		12.8%
Less: Net income attributable to noncontrolling interests	(1)	—%	(1)		—%
Income from continuing operations attributable to TD Group	680	14.2%	652		12.8%
Income from discontinued operations, net of tax	—	—%	47		0.9%
Net income attributable to TD Group	$680	14.2%	$699		13.7%
Net income applicable to TD Group common stockholders	$607	(1) 12.7%	$514	(1)	10.1%
Earnings per share:
Earnings per share from continuing operations—basic and diluted	$10.41	(2)	$8.14	(2)
Earnings per share from discontinued operations—basic and diluted	—	(2)	0.82	(2)
Earnings per share	$10.41		$8.96
Cash dividends paid per common share	$—		$32.50
Weighted-average shares outstanding—basic and diluted	58.4		57.3
Other Data:
EBITDA	$2,027	(3)	$2,052	(3)
EBITDA As Defined	$2,189	(3) 45.6%	$2,278	(3)	44.6%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $73 million and $185 million for the fiscal years ended September 30, 2021 and 2020.
(2)Earnings per share from continuing operations is calculated by dividing net income applicable to TD Group common stockholders, excluding income from discontinued operations, net of tax, by the basic and diluted weighted average common shares outstanding. Earnings per share from discontinued operations is calculated by dividing income from discontinued operations, net of tax, by the basic and diluted weighted average common shares outstanding.
(3)Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Fiscal year ended September 30, 2021 compared with fiscal year ended September 30, 2020
Total Company
•Net Sales. Net organic sales and acquisition and divestiture sales and the related dollar and percentage changes for the fiscal years ended September 30, 2021 and 2020 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change Net Sales
	September 30, 2021	September 30, 2020
Organic sales	$4,520	$4,900	$(380)	(7.4)%
Acquisition and divestiture sales	278	203	75	1.4%
Net sales	$4,798	$5,103	$(305)	(6.0)%
Organic sales represent sales from existing businesses owned by the Company, excluding sales from acquisitions and divestitures. Acquisition sales represent sales from acquired businesses for the period up to one year subsequent to their respective acquisition date. Divestiture sales represent sales from businesses divested in fiscal 2021. Acquisition and divestiture sales are excluded from organic sales due to the variability in the nature, timing and extent of acquisitions and divestitures and resulting variable impact on underlying trends.
The decrease in organic sales of $380 million for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020, is primarily related to decreases in commercial OEM sales ($315 million, a decrease of 25.6%) and commercial aftermarket sales ($233 million, a decrease of 18.1%); partially offset by increases in defense sales ($115 million, an increase of 5.4%) and non-aerospace sales ($53 million, an increase of 19.8%). The decreases in the commercial OEM market and commercial aftermarket are primarily attributable to the adverse impact that the COVID-19 pandemic has had on the customer demand for air travel worldwide particularly in the first half of fiscal 2021 and build rate reductions by aircraft OEMs. Both commercial OEM and aftermarket sales increased in the second half of fiscal 2021 compared to the previous year’s comparable period. The increase in defense sales and non-aerospace sales in fiscal 2021 is primarily driven by the OEM market.
The increase in acquisition and divestiture sales for the fiscal year ended September 30, 2021 is primarily attributable to the acquisition of Cobham Aero Connectivity (“CAC”) in the second quarter of fiscal 2021 and the divestitures of ScioTeq and TREALITY Simulation Visual Systems ("ScioTeq and TREALITY") and Technical Airborne Components (“TAC”), all of which were completed in the third quarter of fiscal 2021. Refer to Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein for further information on the businesses acquired and divested by the Company in fiscal years 2020 and 2021.

•Cost of Sales and Gross Profit. Cost of sales decreased by $171 million, or 7.0%, to $2,285 million for the fiscal year ended September 30, 2021 compared to $2,456 million for the fiscal year ended September 30, 2020. Cost of sales and the related percentage of net sales for the fiscal years ended September 30, 2021 and 2020 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2021	September 30, 2020
Cost of sales - excluding costs below	$2,280	$2,414	$(134)	(5.6)%
% of net sales	47.5%	47.3%
COVID-19 pandemic restructuring costs	26	37	(11)	(29.7)%
% of net sales	0.5%	0.7%
Non-cash stock compensation expense	13	9	4	44.4%
% of net sales	0.3%	0.2%
Foreign currency losses	11	22	(11)	(50.0)%
% of net sales	0.2%	0.4%
Inventory acquisition accounting adjustments	6	—	6	100.0%
% of net sales	0.1%	—%
Acquisition integration costs	4	10	(6)	(60.0)%
% of net sales	0.1%	0.2%
Loss contract amortization	(55)	(36)	(19)	52.8%
% of net sales	(1.1)%	(0.7)%
Total cost of sales	$2,285	$2,456	$(171)	(7.0)%
% of net sales	47.6%	48.1%
Gross profit	$2,513	$2,647	$(134)	(5.1)%
Gross profit percentage	52.4%	51.9%
The decrease in the dollar amount of cost of sales during the fiscal year ended September 30, 2021 was primarily due to lower sales volume from decreased customer demand due to the COVID-19 pandemic and the other factors summarized above, including those factors that partially offset the decrease in cost of sales.
Gross profit as a percentage of net sales increased by 0.5 percentage points to 52.4% for the fiscal year ended September 30, 2021 from 51.9% for the fiscal year ended September 30, 2020. In addition to the factors summarized above, the increase in the gross profit percentage is primarily driven by the realization of the cost mitigation measures that began to be enacted in the second half of fiscal 2020 in response to the COVID-19 pandemic. The material cost mitigation measures enacted are described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic," in the notes to the consolidated financial statements included herein. Partially offsetting were higher material costs due to inflationary effects and shortages in the global supply chain for certain raw materials and component parts. Also partially offsetting were fixed overhead costs spread over a lower production volume during the fiscal year ended September 30, 2021.

•Selling and Administrative Expenses. Selling and administrative expenses decreased by $42 million to $685 million, or 14.3% of sales, for the fiscal year ended September 30, 2021 from $727 million, or 14.2% of sales, for the comparable period in the prior year. Selling and administrative expenses and the related percentage of total sales for the fiscal years ended September 30, 2021 and 2020 were as follows (amounts in millions):

	Fiscal Years Ended		Change	% Change
	September 30, 2021	September 30, 2020
Selling and administrative expenses - excluding costs below	$534	$592	$(58)	(9.8)%
% of net sales	11.1%	11.6%
Non-cash stock compensation expense	116	84	32	38.1%
% of net sales	2.4%	1.6%
Acquisition and divestiture transaction-related expenses	15	1	14	1,400.0%
% of net sales	0.3%	—%
Acquisition integration costs	10	20	(10)	(50.0)%
% of net sales	0.2%	0.4%
COVID-19 pandemic restructuring costs	10	9	1	11.1%
% of net sales	0.2%	0.2%
Bad debt expense	—	21	(21)	(100.0)%
% of net sales	—%	0.4%
Total selling and administrative expenses	$685	$727	$(42)	(5.8)%
% of net sales	14.3%	14.2%
The decrease in total selling and administrative expenses during the fiscal year ended September 30, 2021 is primarily due to the realization of the cost mitigation measures that began to be enacted in the second half of fiscal 2020 in response to the COVID-19 pandemic, partially offset by the other factors summarized above. The material cost mitigation measures enacted are described in Note 1, "Description of the Business and Impact of COVID-19 Pandemic," in the notes to the consolidated financial statements included herein. The increase in non-cash stock compensation expense is attributable to the new stock option grants awarded in fiscal 2021 and the impact of the Black-Scholes fair value on certain fiscal 2021 stock option grant modifications and on the fiscal 2020 grants in connection with the change in vesting terms approved by the Compensation Committee of the Board of Directors in the first quarter of fiscal 2021. The decrease in bad debt expense for the fiscal year ended September 30, 2021 is primarily driven by a decrease in estimated losses from certain commercial aerospace customers that were more adversely affected by the COVID-19 pandemic.
•Amortization of Intangible Assets. Amortization of intangible assets was $137 million for the fiscal year ended September 30, 2021 compared to $169 million for the fiscal year ended September 30, 2020. The decrease in amortization expense of $32 million was primarily due to the amortization expense on sales order backlog recorded in fiscal 2020 in connection with the acquisition of Esterline that did not occur in fiscal 2021 as sales order backlog was fully amortized by the end of fiscal 2020. This was partially offset by amortization expense on intangible assets related to the CAC acquisition in the second quarter of fiscal 2021.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees and interest on finance leases; slightly offset by interest income. Interest expense-net increased $30 million, or 2.9%, to $1,059 million for the fiscal year ended September 30, 2021 from $1,029 million for the comparable period in the prior year. The increase in interest expense-net was primarily due to an increase in the weighted average level of outstanding borrowings, which was approximately $20.0 billion for the fiscal year ended September 30, 2021 compared to approximately $19.1 billion for the fiscal year ended September 30, 2020. The weighted average interest rate for cash interest payments on total borrowings outstanding for the fiscal year ended September 30, 2021 was 5.03%.
•Refinancing Costs. Refinancing costs of $37 million were recorded for the fiscal year ended September 30, 2021 compared to $28 million recorded for the fiscal year ended September 30, 2020. The refinancing costs are primarily related to fees incurred on the early redemptions of the 6.50% Senior Subordinated Notes due 2024 (the "2024 Notes") and the 2025 Notes that occurred in the second and third quarters of fiscal 2021, respectively.

•Other Income. Other income of $51 million was recorded for the fiscal year ended September 30, 2021 compared to $46 million recorded for the fiscal year ended September 30, 2020. Other income for the fiscal year ended September 30, 2021 was primarily driven by $24 million recorded for the settlement of the insurance claim for Leach International Europe’s Niort, France operating facility fire in August 2019. This primarily represents the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory and proceeds from the business interruption settlement. The remaining $27 million is primarily driven by non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($14 million), receipt of payment of Canadian governmental subsidies ($7 million) and the release of a litigation reserve ($3 million). Other income for the fiscal year ended September 30, 2020 was primarily driven by proceeds or proceeds receivable from business interruption insurance settlements ($34 million) and non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($12 million).
•Gain on Sale of Businesses-net. Gain on sale of businesses-net of $69 million was recorded for the fiscal year ended September 30, 2021, and is primarily related to the net gain on sale recognized during the third quarter of fiscal 2021 as a result of the ScioTeq and TREALITY and TAC divestitures. There was no gain on sale of businesses-net recorded for the fiscal year ended September 30, 2020.
•Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 4.7% for the fiscal year ended September 30, 2021 compared to 11.7% for the fiscal year ended September 30, 2020. The Company’s lower effective tax rate for the fiscal year ended September 30, 2021 was primarily due to the Company's ability to utilize its net interest deduction limitation carryforward pursuant to IRC Section 163(j) resulting in the release of the valuation allowance applicable to such carryforward and the discrete impact of excess tax benefits associated with share-based compensation.
•Income from Discontinued Operations, net of tax. There were no discontinued operations for the fiscal year ended September 30, 2021. Income from discontinued operations, net of tax, for the fiscal year ended September 30, 2020 was $47 million and consisted of $7 million from the results of operations of Souriau-Sunbank and a gain on the sale of Souriau-Sunbank, net of tax, of $40 million.
•Net Income Attributable to TD Group. Net income attributable to TD Group decreased $19 million, or 2.7%, to $680 million for the fiscal year ended September 30, 2021 compared to net income attributable to TD Group of $699 million for the fiscal year ended September 30, 2020.
•Earnings per Share. Basic and diluted earnings per share was $10.41 for the fiscal year ended September 30, 2021. There was no impact on earnings per share from discontinued operations for the fiscal year ended September 30, 2021. Basic and diluted earnings per share from continuing operations and discontinued operations were $8.14 and $0.82, respectively, for the fiscal year ended September 30, 2020. Net income attributable to TD Group for the fiscal year ended September 30, 2021 of $680 million was decreased by dividend equivalent payments of $73 million, or $1.24 per share, resulting in net income applicable to TD Group common stockholders of $607 million, or $10.41 per share. Net income attributable to TD Group for the fiscal year ended September 30, 2020 of $699 million was decreased by dividend equivalent payments of $185 million, or $3.22 per share, resulting in net income applicable to TD Group common stockholders of $514 million, or $8.96 per share. The increase of $1.45 per share is primarily a result of the factors referred to above.
Business Segments
•Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2021 and 2020 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2021	% of Net Sales	2020	% of Net Sales
Power & Control	$2,550	53.2%	$2,695	52.8%	$(145)	(5.4)%
Airframe	2,083	43.4%	2,253	44.2%	(170)	(7.5)%
Non-aviation	165	3.4%	155	3.0%	10	6.5%
Net sales	$4,798	100.0%	$5,103	100.0%	$(305)	(6.0)%
Net sales for the Power & Control segment decreased $145 million, a decrease of 5.4%, for the fiscal year ended September 30, 2021. The sales decrease resulted primarily from decreases in organic sales in commercial OEM ($101 million, a decrease of 18.5%) and commercial aftermarket ($81 million, a decrease of 12.7%); partially offset by an increase in organic defense sales ($44 million, an increase of 3.2%). The decreases in commercial OEM and commercial aftermarket sales are attributable to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector, particularly in the first half of fiscal 2021, and build rate reductions by aircraft OEMs. The increase in defense sales is primarily attributable to the rebound in demand from the temporary pandemic-induced decline for certain platforms in fiscal 2020. The change in acquisition and divestiture sales was immaterial for the fiscal year ended September 30, 2021.

Net sales for the Airframe segment decreased $170 million, a decrease of 7.5%, for the fiscal year ended September 30, 2021. The sales decrease resulted primarily from decreases in organic sales in commercial OEM ($214 million, a decrease of 31.8%) and commercial aftermarket ($151 million, a decrease of 23.4%); partially offset by an increase in organic defense sales ($72 million, an increase of 10.4%). The decreases in commercial OEM and commercial aftermarket sales are attributable to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector, particularly in the first half of fiscal 2021. The increase in defense sales is primarily attributable to the rebound in demand from the temporary pandemic-induced decline for certain platforms in fiscal 2020. Acquisition and divestiture sales increased $85 million, primarily due to the acquisition of CAC in the second quarter of fiscal 2021.
Net sales for the Non-aviation segment increased by $10 million, an increase of 6.5%, for the fiscal year ended September 30, 2021. The sales increase resulted primarily from an increase in organic sales in non-aerospace ($21 million, an increase of 18.7%). Acquisition and divestiture sales decreased by $9 million.
•EBITDA As Defined. Refer to the “Non-GAAP Financial Measures” section within Item 7 for further information on EBITDA as Defined. EBITDA As Defined by segment for the fiscal years ended September 30, 2021 and 2020 were as follows (amounts in millions):

	Fiscal Years Ended September 30,				Change	% Change
	2021	% of Segment Net Sales	2020	% of Segment Net Sales
Power & Control	$1,319	51.7%	$1,345	49.9%	$(26)	(1.9)%
Airframe	878	42.2%	955	42.4%	(77)	(8.1)%
Non-aviation	62	37.6%	54	34.8%	8	14.8%
	$2,259	47.1%	$2,354	46.1%	$(95)	(4.0)%
Organic EBITDA As Defined represents EBITDA As Defined from existing businesses owned by the Company as of September 30, 2021, excluding EBITDA As Defined from acquisitions and divestitures. EBITDA As Defined from acquisitions and divestitures represents EBITDA As Defined from acquired businesses up to one year subsequent to the respective acquisition date and from businesses divested by the Company during the fiscal year ended September 30, 2021.
EBITDA As Defined for the Power & Control segment decreased approximately $26 million, a decrease of 1.9%, primarily as a result of lower organic sales in the commercial OEM market and commercial aftermarket due to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector, particularly in the first half of fiscal 2021, and build rate reductions by aircraft OEMs. The change in EBITDA As Defined for the Power & Control segment from acquisitions and divestitures was immaterial for the fiscal year ended September 30, 2021.
EBITDA As Defined for the Airframe segment decreased approximately $77 million, a decrease of 8.1%, primarily as a result of lower organic sales in the commercial OEM market and commercial aftermarket due to the COVID-19 pandemic and its adverse impact on the commercial aerospace sector, particularly in the first half of fiscal 2021, and build rate reductions by aircraft OEMs. EBITDA As Defined for the Airframe segment from acquisitions and divestitures increased by $27 million, primarily due to the acquisition of CAC in the second quarter of fiscal 2021.
EBITDA As Defined for the Non-aviation segment increased approximately $8 million, an increase of 14.8%, primarily as a result of favorable organic sales mix specifically from other non-aerospace sales. The change in EBITDA As Defined for the Non-aviation segment from acquisitions and divestitures was immaterial for the fiscal year ended September 30, 2021.
Fiscal year ended September 30, 2020 compared with fiscal year ended September 30, 2019
For our results of operations for fiscal 2020 compared with fiscal 2019, refer to the discussion in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of Form 10-K for the fiscal year ended September 30, 2020, as filed with the Securities and Exchange Commission on November 12, 2020.

Liquidity and Capital Resources
The following table presents selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (in millions):

		As of September 30,
		2021	2020
Selected Balance Sheet, Cash Flow and Other Financial Data:
Cash and cash equivalents		$4,787	$4,717
Working capital		5,367	5,344
Total assets		19,315	18,395
Total debt (1)		19,998	20,009
TD Group stockholders’ deficit		(2,916)	(3,972)
Cash flows provided by (used in):
Operating activities	$913	913	1,213
Investing activities	(785)	(785)	799
Financing activities	(70)	(70)	1,230
Capital expenditures	105	105	105
Ratio of earnings to fixed charges (2)	1.7x	1.7x	1.7x

(1)Includes debt issuance costs and original issue discount and premiums. Reference Note 12, “Debt,” in the notes to the consolidated financial statements included herein for additional information.
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
The Company is continuing to strategically manage the Company’s cash and cash equivalents in response to the ongoing COVID-19 pandemic and related uncertainty of the duration and impact of the pandemic on the Company’s business in fiscal 2022 and beyond. For instance, due to favorable market conditions in the high yield bond market, the Company refinanced $1,950 of its senior subordinated notes in fiscal 2021 resulting in a reduced interest rate (estimated $35 million reduction in annual interest payments) and an extended maturity date.
As of September 30, 2021, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of September 30, 2021
Cash and cash equivalents (1)	$4,787
Availability on revolving credit facility (1)	529
Cash liquidity	$5,316

(1)On October 6, 2021, the Company repaid $200 million drawn on the revolving credit facility using existing cash on hand, increasing the borrowings available under the revolving credit facility to $728.9 million.

We believe our significant cash liquidity will allow us to meet our anticipated funding requirements. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, additional draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. There is no maturity on any tranche of term loans or notes until August 2024.
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
Operating Activities. The Company generated $913 million of net cash from operating activities during fiscal 2021 compared to $1,213 million during fiscal 2020. The change from prior year is primarily driven by changes in working capital as further described below.
The change in trade accounts receivable during fiscal 2021 was a use of cash of $78 million in cash compared to a source of cash of $352 million in fiscal 2020. The increase in the use of cash of $430 million is primarily attributable to the decrease in accounts receivable from lower sales due to the COVID-19 pandemic. The Company continues to actively manage its accounts receivable, the related agings and collection efforts in response to the COVID-19 pandemic.
The change in inventories during fiscal 2021 was a source of cash of $79 million compared to a use of cash of $62 million in fiscal 2020. The increase in the source of cash is primarily driven by decreased purchasing of raw materials particularly in the first half of fiscal 2021 from lower demand as a result of the COVID-19 pandemic and actively managing inventory levels.
The change in accounts payable during fiscal 2021 was a source of cash of $3 million compared to a use of cash of $62 million in fiscal 2020 primarily due to timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $785 million during fiscal 2021, consisting primarily of $945 million from the acquisition of CAC in the second quarter of fiscal 2021 and capital expenditures of $105 million. This was partially offset by proceeds of $259 million from the completion of the divestitures of certain businesses, and $24 million of insurance proceeds received from the Leach International Europe facility fire claim. The Company estimates its capital expenditures in fiscal year 2022 to be between $135 million and $155 million with the increase from prior year attributable to projects that were delayed into fiscal 2022 as a result of the COVID-19 pandemic. The Company’s capital expenditures incurred from year-to-year are primarily for projects that are consistent with our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers).
Financing Activities. Net cash used in financing activities during fiscal 2021 was $70 million. The use of cash was primarily attributable to the redemptions of the 2024 Notes and 2025 Notes for $1,220 million and $762 million, respectively, repayment on term loans of $75 million and dividend equivalent payments of $73 million. This was partially offset by $1,189 million in net proceeds from the completion of the 4.625% 2029 Notes offering, $743 million in net proceeds from the completion of the 4.875% 2029 Notes offering and $128 million in proceeds from stock option exercises.
Description of Senior Secured Term Loans and Indentures
Senior Secured Credit Facilities
TransDigm has $7,374 million in fully drawn term loans (the “Term Loans Facility”) and a $760 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of September 30, 2021):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,177 million	May 30, 2025	LIBOR + 2.25%
Tranche F	$3,454 million	December 9, 2025	LIBOR + 2.25%
Tranche G	$1,743 million	August 22, 2024	LIBOR + 2.25%

The Term Loans Facility requires quarterly aggregate principal payments of $18.8 million. The revolving credit facility consists of two tranches which include up to $151.5 million of multicurrency revolving credit. At September 30, 2021, the Company had $31 million in letters of credit outstanding, $200 million drawn and outstanding, and $529 million in borrowings available under the revolving credit facility. On October 6, 2021, the Company repaid the $200 million drawn using existing cash on hand.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR related to tranche E, tranche F and tranche G term loans are not subject to a floor. For the fiscal year ended September 30, 2021, the applicable interest rate was approximately 2.33% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
Fiscal 2021 Amendment to the Credit Agreement
On May 24, 2021, the Company entered into Amendment No. 8 and Loan Modification Agreement (herein, "Amendment No. 8"). Under the terms of Amendment No. 8, the Company, among other things, (i) extends the maturity date of the revolving credit commitments and revolving loans under its existing Credit Agreement to May 24, 2026, and (ii) the LIBOR interest rate per annum applicable to the revolving loans under its existing Credit Agreement is 2.50%, a decrease from the 3.00% rate that applied previous to the amendment. The other terms and conditions that apply to the revolving loans are substantially the same as the terms and conditions that applied to the revolving loans immediately prior to Amendment No. 8.
Indentures
The following table represents the notes outstanding as of September 30, 2021:

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
Refer to Note 12, "Debt," in the notes to the consolidated financial statements included herein for information over the Company’s issuances and redemptions of senior subordinated notes executed during fiscal year 2021.
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
Guarantor Information
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

The Secured Notes are senior secured obligations of TransDigm and rank equally in right of payment with all of TransDigm’s existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, and are senior in right of payment to all of TransDigm’s existing and future senior subordinated debt, including the Notes, TransDigm’s other outstanding senior subordinated notes and TransDigm’s guarantees in respect of TransDigm UK’s outstanding senior subordinated notes. The Secured Notes are guaranteed on a senior secured basis by TD Group, TransDigm UK and TransDigm’s wholly-owned U.S. subsidiaries named in the Secured Notes Indentures. The guarantees of the Secured Notes rank equally in right of payment with all of the guarantors’ existing and future senior secured debt and are senior in right of payment to all of their existing and future senior subordinated debt. The Secured Notes are structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries. The Secured Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all of the covenants contained in the Secured Notes.
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

Summarized Balance Sheet Information (in millions):	September 30, 2021
Current assets	$5,452
Goodwill	6,794
Other non-current assets	2,656
Current liabilities	1,019
Non-current liabilities	20,156
Amounts due from subsidiaries that are non-issuers and non-guarantors - net	(865)

Summarized Results of Operations (in millions):	Fiscal Year Ended September 30, 2021
Net sales	$3,496
Sales to subsidiaries that are non-issuers and non-guarantors	37
Cost of sales	1,442
Expense from subsidiaries that are non-issuers and non-guarantors - net	39
Income from continuing operations	456
Net income attributable to TD Group	456
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
As of September 30, 2021, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
On July 27, 2021, the Company amended the Securitization Facility to, among other things, (i) extend the maturity date to July 26, 2022, and (ii) bear interest at a rate of 1.20% plus three month LIBOR, compared to the interest rate of 1.35% plus 0.50% or three-month LIBOR, whichever is greater, that applied prior to the amendment. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable. As of September 30, 2021, the Company has borrowed $350 million under the Securitization Facility, which is fully drawn.
Dividend and Dividend Equivalent Payments
No dividends were declared or paid in fiscal 2021. We do not anticipate declaring regular quarterly or annual cash dividends on our common stock in the near future. Any declaration of special cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions under the senior secured credit facility and Indentures, the availability of surplus under Delaware law and other factors deemed relevant by our Board of Directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our senior secured credit facility and Indentures and may be limited by future debt or other agreements that we may enter into.
Dividend equivalent payments made in fiscal 2021 were $73 million. Pursuant to the Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan, the Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan and the 2014 Stock Option Plan Dividend Equivalent Plan, all of the options granted under the existing stock option plans are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company.
    Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
No repurchases were made under the program during the fiscal year ended September 30, 2021. During the fiscal year ended September 30, 2020, the Company repurchased 36,900 shares of its common stock at a gross cost of $18.9 million at the weighted average cost of $512.67 under the repurchase program. As of September 30, 2021, the remaining amount of repurchases allowable under the program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

Contractual Obligations and Commitments
The following table summarizes the Company’s cash requirements from all significant contractual obligations as of September 30, 2021 (in millions):

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
	Obligations	1 Year	1-3 Years	3-5 Years	5 Years
Senior Subordinated and Secured Notes (1)	$12,100	$—	$—	$6,950	$5,150
Senior Secured Term Loans (2)	7,374	75	1,840	5,459	—
Scheduled Interest Payments (3)	4,966	1,034	2,088	1,440	404
Pension Funding Minimums (4)	464	350	24	25	65
Securitization Facility	350	350	—	—	—
Revolving Credit Facility (5)	200	—	—	200	—
Finance Leases	215	8	18	18	171
Operating Leases	127	24	35	23	45
Total Contractual Cash Obligations	$25,796	$1,841	$4,005	$14,115	$5,835

(1)Represents principal maturities which excludes interest, debt issuance costs, original issue discount and premiums.
(2)The tranche E term loans mature in May 2025, the tranche F term loans mature in December 2025 and the tranche G term loans mature in August 2024. The term loans require quarterly principal payments totaling $18.8 million.
(3)Assumes that the variable interest rate on our tranche E, tranche F and tranche G term loans under our Senior Secured Term Loans range from approximately 2.38% to 3.94% based on anticipated movements in the LIBOR. In addition, interest payments include the impact of the existing interest rate swap and cap agreements described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
(4)Represents future benefit payments expected to be paid from the pension and post-retirement benefit plans or from the Company’s assets. Expected benefit payments in fiscal year 2022 primarily relates to the termination of the Esterline Retirement Plan (“ERP”), effective June 30, 2021. The Company anticipates the termination process to be completed within the next 12 months, with the ERP expected to be fully liquidated by the end of fiscal year 2022.
(5)On October 6, 2021, the Company repaid the $200 million drawn on the revolving credit facility using existing cash on hand.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of September 30, 2021, the Company had $31 million in letters of credit outstanding.
Critical Accounting Policies and Estimates
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

Revenue Recognition – Revenue is recognized from the sale of products when control transfers to the customer, which is demonstrated by our right to payment, a transfer of title, a transfer of the risk and rewards of ownership, or the customer acceptance, but most frequently upon shipment where the customer obtains physical possession of the goods. The majority of the Company's revenue is recorded at a point in time. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Sales for service contracts generally are recognized as the services are provided. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes based on the standalone selling price of each performance obligation. The primary method used to estimate a standalone selling price is the price observed in standalone sales to customers for the same product or service. We consider the contractual consideration payable by the customer and assesses variable consideration that may affect the total transaction price. Variable consideration is included in the estimated transaction price when there is a basis to reasonably estimate the amount, including whether the estimate should be constrained in order to avoid a significant reversal of revenue in a future period. These estimates are based on historical experience, anticipated performance under the terms of the contract and our best judgment at the time.
Inventories – Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process. Because the Company sells products that are installed on airframes that can be in-service for 25 or more years, it must keep a supply of such products on hand while the airframes are in use. Where management estimated that the net realizable value was below cost or determined that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value was made by recording a provision included in cost of sales. Additionally, management believes that the Company’s estimates of excess and obsolete inventory are reasonable and material changes in future estimates or assumptions used to calculate our estimate is unlikely. However, actual results may differ materially from the estimates and additional provisions may be required in the future. A 10% change in our excess and obsolete inventory reserve at September 30, 2021 would not have a material impact on our results. In accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year.
Goodwill and Other Intangible Assets – In accordance with ASC 805, “Business Combinations,” the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates and EBITDA margins, discount rates, customer attrition rates, royalty rates, asset lives and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition.
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
U.S. GAAP requires that the annual, and any interim, goodwill impairment assessment be performed at the reporting unit level. The reporting unit level is one level below an operating segment. Substantially all goodwill was determined and recognized for each reporting unit pursuant to the accounting for the merger or acquisition as of the date of each transaction. With respect to acquisitions integrated into an existing reporting unit, any acquired goodwill is combined with the goodwill of the reporting unit.
At the time of goodwill impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit. For the quantitative test, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated estimated fair value is less than the current carrying value, impairment of goodwill of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing. The key assumptions used in the discounted cash flow valuation model for impairment testing includes discount rates, revenue growth rates and EBITDA margins, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.

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
Given the continued adverse global economic and market conditions attributable to the COVID-19 pandemic, particularly as it pertains to the commercial aerospace sector, the Company continues to monitor for any indicators of impairment of goodwill and indefinite-lived intangible assets. For certain reporting units that have higher commercial aerospace content and potentially present a higher risk for impairment, the Company performed a quantitative impairment test using an income approach in the prior year annual impairment assessment. In the second quarter of fiscal 2021, the Company reviewed the key assumptions used within the models to identify if any changes were necessary. Key assumptions reviewed included revenue growth rates and EBITDA margins, available industry data and management’s determination of the prospective financial information with consideration of the estimated length of time for the commercial aerospace sector to rebound to pre-pandemic levels. The Company also utilized a third party valuation firm to assist in the determination of the WACC. As a result of the interim impairment testing performed as of April 3, 2021, no goodwill or indefinite-lived intangible assets were determined to be impaired. We updated our assessment during the third quarter of fiscal 2021 and validated that the assumptions used in the analyses performed as of April 3, 2021 and the resulting conclusions remain appropriate as of July 3, 2021.
The Company had 46 reporting units with goodwill and 43 reporting units with indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2021, the date of the annual impairment test. Based on its initial qualitative assessment over each of the reporting units, the Company identified 16 reporting units to test for impairment using a quantitative test for both goodwill and indefinite-lived intangible assets. The estimated fair value of each of these reporting units was in excess of its respective carrying value, and therefore, no impairment was recorded on goodwill or indefinite-lived intangible assets. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, all of the reporting units would continue to have fair values in excess of their respective carrying values.
Stock-Based Compensation – The cost of the Company’s stock-based compensation is recorded in accordance with ASC 718, “Stock Compensation.” The Company uses a Black-Scholes pricing model to estimate the grant-date fair value of the stock options awarded. The Black-Scholes pricing model requires assumptions regarding the expected volatility of the Company’s common shares, the risk-free interest rate, the expected life of the stock options award and the Company’s dividend yield. The Company utilizes historical data in determining the assumptions. An increase or decrease in the assumptions or economic events outside of management’s control could have an impact on the Black-Scholes pricing model. The Company estimates stock option forfeitures based on historical data. The total number of stock options expected to vest is adjusted by actual and estimated forfeitures. Changes to the actual and estimated forfeitures will result in a cumulative adjustment in the period of change. The Company also evaluates any subsequent changes to the respective option holders terms under the modification rules of ASC 718. If determined to be a modification, the Black-Scholes pricing model is updated as of the date of the modification resulting in a cumulative catch-up to expense.
Income Taxes – The Company estimates income taxes in each jurisdiction in which it operates. This involves estimating taxable earnings, specific taxable and deductible items, the likelihood of generating sufficient future taxable income to utilize deferred tax assets and possible exposures related to future tax audits. To the extent these estimates change, adjustments to deferred and accrued income taxes are made in the period in which the changes occur. Historically, such adjustments have not been significant.

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

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2021	2020
Income from continuing operations	$681	$653
Adjustments:
Depreciation and amortization expense	253	283
Interest expense, net	1,059	1,029
Income tax provision	34	87
EBITDA	2,027	2,052
Adjustments:
Inventory acquisition accounting adjustments (1)	6	—
Acquisition integration costs (2)	14	30
Acquisition and divestiture transaction-related expenses (3)	15	1
Non-cash stock compensation expense (4)	129	93
Refinancing costs (5)	37	28
COVID-19 pandemic restructuring costs (6)	40	54
Gain on sale of businesses, net (7)	(69)	—
Other, net (8)	(10)	20
EBITDA As Defined	$2,189	$2,278

(1)Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(2)Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(3)Represents transaction-related costs for both acquisitions and divestitures comprising deal fees, legal, financial and tax due diligence expenses and valuation costs that are required to be expensed as incurred.
(4)Represents the compensation expense recognized by TD Group under our stock incentive plans.
(5)Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.
(6)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic for the fiscal years ended September 30, 2021 and 2020 of $36 million and $46 million, respectively, and also includes restructuring costs related to the 737 MAX production rate change for the fiscal year ended September 30, 2020 of $3 million. These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes incremental costs related to the pandemic for the fiscal years ended September 30, 2021 and 2020 of $4 million and $5 million, respectively, which are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment).
(7)Represents the net gain on completed divestitures. Refer to Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein for further details.
(8)Primarily represents the gain on insurance proceeds from the Leach International Europe facility fire (refer to Note 15, “Commitments and Contingencies” in the notes to the consolidated financial statements included herein for further details), foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2021	2020
Net cash provided by operating activities	$913	$1,213
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	97	(168)
Interest expense, net (1)	1,059	1,029
Income tax (benefit) provision - current	—	63
Loss contract amortization	55	36
Non-cash stock compensation expense (2)	(129)	(93)
Refinancing costs (3)	(37)	(28)
Gain on sale of businesses, net (4)	69	—
EBITDA	2,027	2,052
Adjustments:
Inventory acquisition accounting adjustments (5)	6	—
Acquisition integration costs (6)	14	30
Acquisition and divestiture transaction-related expenses (7)	15	1
Non-cash stock compensation expense (2)	129	93
Refinancing costs (3)	37	28
COVID-19 pandemic restructuring costs (8)	40	54
Gain on sale of businesses, net (4)	(69)	—
Other, net (9)	(10)	20
EBITDA As Defined	$2,189	$2,278

(1)Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.
(2)Represents the compensation expense recognized by TD Group under our stock incentive plans.
(3)Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.
(4)Represents the net gain on completed divestitures. Refer to Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein for further details.
(5)Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold.
(6)Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(7)Represents transaction-related costs for both acquisitions and divestitures comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(8)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic for the fiscal years ended September 30, 2021 and 2020 of $36 million and $46 million, respectively, and also includes restructuring costs related to the 737 MAX production rate change for the fiscal year ended September 30, 2020 of $3 million. These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes incremental costs related to the pandemic for the fiscal years ended September 30, 2021 and 2020 of $4 million and $5 million, respectively, which are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment).
(9)Primarily represents the gain on insurance proceeds from the Leach International Europe facility fire (refer to Note 15, “Commitments and Contingencies” in the notes to the consolidated financial statements included herein for further details), foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gain or loss on sale of fixed assets.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    Interest Rate Risk
Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk is principally our variable rate debt. In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR and other interbank offered rates, which have been widely used as reference rates for various securities and financial contracts, including loans, debt and derivatives. However, for U.S dollar LIBOR, the relevant date has been deferred to at least June 30, 2023 for certain tenors, at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. In February 2020, in connection with Amendment No. 7 to the Credit Agreement, we amended our Credit Agreement to include a provision for the determination of an alternative reference interest rate. The discontinuation of LIBOR will also require our derivative agreements to be amended. Once the alternative interest rate has replaced LIBOR, our future interest expense could be impacted.
At September 30, 2021, we had borrowings under our term loans of approximately $7,374 million that were subject to interest rate risk. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. As of September 30, 2021, approximately 86% of our total debt was fixed rate debt. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our term loans by approximately $75 million based on the amount of outstanding borrowings at September 30, 2021. The weighted average interest rate on the $7,374 million of borrowings under our term loans on September 30, 2021 was 3.4%.
Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. We do not hold or issue derivative instruments for speculative purposes.
For information about the fair value of the aggregate principal amount of borrowings under our term loans and the fair value of the Notes, refer to Note 20, “Fair Value Measurements,” in the notes to the consolidated financial statements included herein.
    Foreign Currency Risk
Certain of our foreign subsidiaries’ sales and results of operations are subject to the impact of foreign currency fluctuations. Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net sales, net income and the carrying values of our assets located outside the U.S. global economic uncertainty continues to exist. Strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. The foreign currency forward exchange contracts entered into by the Company are described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
If the U.S. dollar were to strengthen, our foreign results of operations would be unfavorably impacted, but the effect is not expected to be material. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the fiscal year ended September 30, 2021.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained on pages F-1 through F-46 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
During the fiscal quarter ended April 3, 2021, the Company completed the acquisition of CAC. The Company is currently integrating the acquisition into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisition from management's evaluation of internal controls over financial reporting as of September 30, 2021. The Company’s total assets, net sales and income from continuing operations before income taxes for the fiscal year ended September 30, 2021 for the acquisition of CAC constituted approximately 6%, 3% and (1)%, respectively, of each of these key measures as reported in our consolidated financial statements.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
TransDigm Group Incorporated
Opinion on Internal Control over Financial Reporting
We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, TransDigm Group Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cobham Aero Connectivity (CAC), which is included in the 2021 consolidated financial statements of the Company and constituted 6% of total assets as of September 30, 2021 and 3% and (1%) of net sales and income from continuing operations before income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CAC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated November 16, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
November 16, 2021

ITEM 9B.    OTHER INFORMATION
On November 16, 2021, the Company and Jorge Valladares, Chief Operating Officer, entered into an amendment to Mr. Valladares’ employment agreement. The amendment (1) modified the severance provisions in the event of a termination without cause or for good reason or by reason of death or disability from providing for 90 day notice of termination and severance of one times annual salary and one times the greater of last year’s annual incentive or the current year target to no notice of termination and severance of 1.25 times annual salary and the greater of last year’s annual incentive or current year target, consistent with other officers of the Company; Mr. Valladares also would receive as severance 18 times the difference between the rate of health plan coverage on the date of termination and the COBRA rate of such coverage, but this provision was not changed; (2) eliminated Mr. Valladares’ opportunity to cure a default in the event of a potential termination for cause; and (3) added a requirement for Mr. Valladares to execute a release as a condition to receiving severance.
On November 15, 2021, the Company and Michael Lisman, Chief Financial Officer, and the Company and Sarah Wynne, Chief Accounting Officer, entered into respective amendments to Mr. Lisman’s and Ms. Wynne’s employment agreements. The amendment modified the severance provisions in the event of a termination without cause or for good reason or by reason of death or disability from providing 15 times the difference between the rate of health plan coverage on the date of termination and the COBRA rate of such coverage to 18 times such difference, consistent with other officers of the Company. Mr. Lisman and Ms. Wynne would also receive as severance 1.25 times annual salary and the greater of last year’s annual incentive or current year target, but those provisions were not changed.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal One: Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
Kevin Stein	55	President, Chief Executive Officer and Director
Robert S. Henderson	65	Vice Chairman
Jorge L. Valladares III	47	Chief Operating Officer
Michael Lisman	39	Chief Financial Officer
Sarah Wynne	47	Chief Accounting Officer
Halle Martin	53	General Counsel, Chief Compliance Officer & Secretary
Mr. Stein was appointed President, Chief Executive Officer and Director in April 2018. Prior to that, Mr. Stein served as President and Chief Operating Officer from January 2017 through March 2018 and Chief Operating Officer—Power and Control from October 2014 to December 2016. Prior to joining TransDigm, Mr. Stein served as Executive Vice President and President of the Structurals division of Precision Castparts Corp. from November 2011 to October 2014 and Executive Vice President and President of the Fasteners division of Precision Castparts Corp. from January 2009 through November 2011.
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
Mr. Lisman was appointed Chief Financial Officer in July 2018. Prior to that, Mr. Lisman served as Vice President—Mergers and Acquisitions from January 2018 through June 2018, Business Unit Manager for the Air & Fuel Valves business unit at Aero Fluid Products, a wholly-owned subsidiary of TransDigm Inc., from January 2017 to January 2018 and Director of Mergers and Acquisitions of TransDigm from November 2015 to January 2017.
Ms. Wynne was appointed Chief Accounting Officer in November 2018. Prior to that, Ms. Wynne served as Group Controller from April 2015 to October 2018, as Controller of the Aero Fluid Products division of AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc., from October 2009 to March 2015, and previously in other accounting roles with the Company.

Ms. Martin was appointed General Counsel and Chief Compliance Officer in March 2012 and Secretary in May 2015. Prior to that, Ms. Martin was a partner at BakerHostetler LLP.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our president and chief executive officer, chief operating officer, chief financial officer, chief accounting officer, treasurer, vice president of finance, director of internal audit, general counsel, operating unit presidents and operating unit vice presidents of finance). Please refer to the information set forth in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1301 East 9th Street, Suite 3000, Cleveland, Ohio 44114. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.
Nominations of Directors
The procedure by which stockholders may recommend nominees to our Board of Directors will be set forth under the caption “Directors” in our Proxy Statement, which is incorporated herein by reference.
Audit Committee
The information regarding the audit committee of our Board of Directors and audit committee financial experts will be set forth under the caption “Corporate Governance” in our Proxy Statement, which is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be set forth under the captions “Executive Compensation” and “Director Compensation” in our Proxy Statement, which is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which is incorporated herein by reference.
Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,751,528	(2)	$344.58	4,626,294	(3)

(1)Includes information related to the 2003 stock option plan, the 2006 stock incentive plan and the 2014 stock option plan.
(2)This amount represents 1,548,605 and 4,202,923 shares subject to outstanding stock options under our 2006 stock incentive plan and 2014 stock option plan, respectively. No further grants may be made under our 2003 stock incentive plan and no shares are subject to outstanding stock options under our 2003 stock incentive plan. No further grants may be made under our 2006 stock incentive plan, although outstanding stock options continue in force in accordance with their terms.
(3)This amount represents remaining shares available for award under our 2014 stock option plan and 2019 stock option plan. In August 2019, the 2019 stock option plan was adopted by the Board of Directors of TD Group and was subsequently approved by stockholders on October 3, 2019. The 2019 stock option plan permits TD Group to award stock options to our key employees, directors or consultants. The total number shares of TD Group common stock reserved for issuance or delivery under the 2019 stock option plan is 4,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. No grants have been made under TD Group’s 2019 stock option plan as of September 30, 2021.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under the captions entitled “Certain Relationships and Related Transactions,” “Director Compensation,” and “Independence of Directors” in our Proxy Statement, which is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees,” in our Proxy Statement, which is incorporated herein by reference.

PART IV
15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2014 (File No. 001-32833)
3.2	Third Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 30, 2018 (File No. 001-32833)
3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.6	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.7	By-laws of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.8	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.9	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.10	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.11	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.12	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.13	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.14	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.15	By-laws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.16	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.17	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.18	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.19	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.20	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.21	Certificate of Amendment of Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.22	Certificate of Amendment of Certificate of Incorporation, filed December 10, 2013, of HDT Global, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.23	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.24	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.25	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.26	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.27	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.28	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.29	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.30	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.31	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.32	Certificate of Amendment of Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.33	Certificate of Amendment of Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.34	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.35	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.36	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.37	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.38	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.39	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.40	Bylaws, as amended, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.41	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q, filed May 9, 2012 (File No. 001-32833)
3.42	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.43	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.44	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.45	Second Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.46	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.47	Certificate of Amendment of Certificate of Incorporation, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.48	Certificate of Amendment of Certificate of Incorporation, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.49	By-laws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.50	Amended and Restated Certificate of Incorporation of Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.51	By-laws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.52	Certificate of Formation, effective June 28, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.53	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No.333-144366)
3.54	Articles of Incorporation, filed December 29, 1992, of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.55	Bylaws of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.56	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.57	Amendment to Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.58	Amendment to Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.59	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.60	Articles of Amendment to Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.61	Articles of Amendment to Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.62	By-laws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.63	Certificate of Incorporation, filed October 24, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.64	Certificate of Amendment of Certificate of Incorporation, filed December 1, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.65	By-laws of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.66	Amended and Restated Limited Liability Company Agreement, filed July 7, 2016, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.67	Limited Liability Company Certificate of Formation of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.68	Limited Liability Company Agreement of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.69	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.70	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.71	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.72	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.73	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.74	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.75	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.76	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.77	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.78	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.79	Certificate of Incorporation, filed August 6, 2007, of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.80	By-laws of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.81	Articles of Organization of CDA InterCorp LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.82	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.83	Certificate of Formation, filed September 30, 2009, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.84	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.85	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.86	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.87	Certificate of Incorporation, filed October 23, 1970, of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.88	Certificate of Amendment of Certificate of Incorporation, filed April 23, 1999, of ILC Data Device Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.89	Certificate of Amendment of Certificate of Incorporation, filed July 14, 2014, of Data Device Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.90	By-laws of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.91	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.92	By-laws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.93	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.94	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.95	Fourth Amended and Restated Limited Liability Agreement of Electromech Technologies LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.96	Articles of Organization, as amended, of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.97	First Amended and Restated Limited Liability Company Agreement of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.98	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.99	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.100	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.101	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.102	By-laws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.103	Amended and Restated Certificate of Incorporation of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.104	By-laws, as amended, of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.105	Certificate of Formation, filed January 26, 2007, of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.106	Amended and Restated Limited Liability Company Agreement of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.107	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.108	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.109	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.110	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technologies Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 28, 2006 (File No. 001-32833)
3.111	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.112	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.113	By-laws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.114	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.115	By-laws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.116	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.117	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.118	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.119	Restated Certificate of Incorporation, filed June 27, 2014, of North Hills Signal Processing Corp.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.120	By-laws of Porta Systems Corp. (now known as North Hills Signal Processing Corp.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.121	Certificate of Formation, filed September 30, 2021, of North Hills Signal Processing Overseas LLC	Filed Herewith
3.122	Limited Liability Company Agreement of North Hills Signal Processing Overseas LLC	Filed Herewith
3.123	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.124	Certificate of Amendment of Certificate of Incorporation, filed May 14, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.125	By-laws of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.126	Articles of Incorporation, filed October 3, 1956, of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.127	Certificate of Amendment of Articles of Incorporation, filed December 9, 1970, of Articles of Incorporation of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.128	Restated By-laws of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.129	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.130	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.131	Certificate of Incorporation, as amended, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.132	Certificate of Amendment of Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.133	Amended and Restated By-laws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.134	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.135	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.136	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 14, 2014 (File No. 001-32833)
3.137	By-laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.138	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed October 11, 2006 (File No. 333-137937)
3.139	By-laws, as amended, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.140	Certificate of Incorporation, filed August 22, 1986, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.141	Certificate of Amendment, filed June 8, 1998, of Certificate of Incorporation of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.142	By-Laws, as amended, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.143	Certificate of Formation, filed March 27, 2015, of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.144	Limited Liability Company Agreement of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.145	Certificate of Formation, filed February 23, 2015, of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.146	Limited Liability Company Agreement of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.147	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.148	By-laws, as amended, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.149	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.150	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.151	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.152	Limited Liability Company Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.153	Restated Certificate of Incorporation of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.154	By-laws, as amended, of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.155	Certificate of Formation, filed May 30, 2013, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.156	Amended and Restated By-laws of Kirkhill Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.157	Certificate of Incorporation, as amended, of KH Acquisition I Co. (now known as Kirkhill Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.158	Certificate of Incorporation of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.159	Articles of Association of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.160	Amended and Restated Certificate of Incorporation of Extant Components Group Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.161	Bylaws of Extant Components Group Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.162	Certificate of Incorporation of Extant Components Group Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.163	Bylaws of Extant Components Group Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.164	Articles of Organization, as amended, of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.165	Amended and Restated Limited Liability Company Agreement of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.166	Articles of Organization, as amended, of Symetrics Technology Group, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.167	Amended and Restated Limited Liability Company Agreement of Symetrics Technology Group, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.168	Certificate of Incorporation, as amended, of TEAC Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.169	Bylaws of TEAC Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.170	Certificate of Incorporation, as amended, of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.171	Bylaws of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.172	Articles of Incorporation, filed January 2, 1992, of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.173	Amended and Restated By-laws of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.174	Fifth Amended and Restated Certificate of Incorporation of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.175	Second Amended and Restated By-laws of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.176	Certificate of Formation of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.177	Amended and Restated Bylaws of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed April 2, 2019 (File No. 333-228336)
3.178	Certificate of Incorporation, as amended, of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.179	Amended and Restated Bylaws of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.180	Certificate of Incorporation, as amended, of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.181	Amended and Restated Bylaws of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.182	Certificate of Incorporation of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.183	Amended and Restated Bylaws of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.184	Restated Articles of Incorporation of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.185	Amended and Restated Bylaws of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.186	Certificate of Formation of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.187	Amended and Restated Limited Liability Company Agreement of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.188	Certificate of Formation of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.189	Amended and Restated Limited Liability Company Agreement of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.190	Certificate of Incorporation, as amended, of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.191	Amended and Restated Bylaws of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.192	Certificate of Incorporation, as amended, of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed August 7, 2019 (File No. 333-233103)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.193	Amended and Restated Bylaws of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.194	Certificate of Formation of Esterline Technologies SGIP LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.195	Limited Liability Company Agreement of Esterline Technologies SGIP LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.196	Certificate of Incorporation of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.197	Amended and Restated Bylaws of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.198	Restated Articles of Incorporation of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.199	Amended and Restated Bylaws of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.200	Certificate of Incorporation, as amended, of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.201	Amended and Restated Bylaws of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.202	Amended and Restated Articles of Incorporation, as amended, of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.203	Amended and Restated Bylaws of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.204	Certificate of Incorporation, as amended, of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.205	Amended and Restated By-laws of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.206	Certificate of Incorporation, as amended, of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.207	Amended and Restated Bylaws of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.208	Certificate of Formation of 17111 Waterview Pkwy LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.209	Limited Liability Company Agreement of 17111 Waterview Pkwy LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.210	Certificate of Incorporation of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.211	Amended and Restated Bylaws of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.212	Certificate of Incorporation of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.213	Amended and Restated Bylaws of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.214	Certificate of Incorporation of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.215	Amended and Restated Bylaws of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.216	Certificate of Incorporation, as amended, of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.217	Amended and Restated Bylaws of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.218	Certificate of Incorporation of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.219	By-laws of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.220	Certificate of Incorporation of Chelton Avionics Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.221	Bylaws of Chelton Avionics Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.222	Certificate of Incorporation of Chelton Avionics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.223	Amended and Restated By-laws of Chelton Avionics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.224	Certificate of Incorporation of Cobham Defense Products, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.225	Amended and Restated By-laws of Cobham Defense Products, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.226	Certificate of Formation of Leach Mexico Holding LLC	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.227	Limited Liability Company Agreement of Leach Mexico Holding LLC	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.228	Certificate of Incorporation, as amended, of NAT Seattle Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.229	Amended and Restated By-laws of NAT Seattle Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
4.2	Indenture, dated as of June 9, 2016, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 14, 2016 (File No. 001-32833)
4.3	Indenture, dated as of May 8, 2018, among TransDigm UK Holdings plc, as issuer, TransDigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 14, 2018 (File No. 001-32833)
4.4	Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.5	Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.6	Indenture, dated as of November 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.7	Indenture, dated as of April 8, 2020, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 8.00% Senior Secured Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 8, 2020 (File No. 001-32833)
4.8	Indenture, dated as of January 20, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.9	Indenture, dated as of April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.10	Form of Supplemental Indenture to Add New Guarantors	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
4.11	Form of TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 14, 2016 (File No. 001-32833)
4.12	Form of TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 14, 2018 (File No. 001-32833)
4.13	Form of TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.14	Form of TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.15	Form of TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.16	Form of TransDigm Inc.’s 8.00% Senior Secured Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 8, 2020 (File No. 001-32833)
4.17	Form of TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.18	Form of TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.19	Description of Securities	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.1	Fifth Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.2	Option Agreement dated August 6, 2021 between the Company and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 10, 2021 (File No. 001-32833)
10.3	Employment Agreement, dated July 27, 2018, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed July 30, 2018 (File No. 001-32833)
10.4	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Michael Lisman*	Filed Herewith
10.5	Second Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.6	Third Amended and Restated Employment Agreement, dated November 6, 2018, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
10.7	Employment Agreement, dated October 28, 2013, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 29, 2013 (File No. 001-32833)
10.8	Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 27, 2015 (File No. 001-32833)
10.9	Second Amendment to Employment Agreement, dated July 30, 2018, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 3, 2018 (File No. 001-32833)
10.10	Amendment to Employment Agreement, dated November 16, 2021, between TransDigm Group Incorporated and Jorge Valladares*	Filed Herewith
10.11	Employment Agreement, dated November 10, 2018, between TransDigm Group Incorporated and Sarah Wynne*	Filed Herewith
10.12	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Sarah Wynne*	Filed Herewith
10.13	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.14	Amendment No. 1 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
10.15	Amendment No. 2 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2008 (File No. 001-32833)
10.16	Amendment No. 3 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2009 (File No. 001-32833)
10.17	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1, filed March 13, 2006 (File No. 333-130483)
10.18	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)
10.19	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A, filed June 6, 2008 (File No. 001-32833)
10.20	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2019 (File No. 001-32833)
10.21	TransDigm Group Incorporated 2019 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 4, 2019 (File No. 001-32833)
10.22	TransDigm Group Incorporated 2016 Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 10, 2016 (File No. 001-32833)
10.23	Form of Stock Option Agreement for options awarded in fiscal 2017*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2017 (File No. 001-32833)
10.24	Form of Stock Option Agreement for options awarded in fiscal 2018*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
10.25	Form of Stock Option Agreement for options awarded in fiscal 2019*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.26	Form of Stock Option Agreement for options awarded in fiscal 2020*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)
10.27	Form of Stock Option Agreement for options awarded in fiscal 2021*	Filed Herewith
10.28	Fourth Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 2, 2013 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.29	Third Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 2, 2013 (File No. 001-32833)
10.30	TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 28, 2014 (File No. 001-32833)
10.31	Amendment and Restatement Agreement, and Second Amendment and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
10.32	Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)
10.33	Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.34	Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.35	Incremental Term Loan Assumption Agreement dated October 14, 2016 among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 14, 2016 (File No. 001-32833)
10.36	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 8, 2017 (File No. 001-32833)
10.37	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 24, 2017 (File No. 001-32833)
10.38	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 6, 2017 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.39	Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 22, 2018 (File No. 001-32833)
10.40	Amendment No. 5, Incremental Assumption Agreement and Refinancing Facility Agreement, dated as of May 30, 2018, relating to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 31, 2018 (File No. 001-32833)
10.41	Amendment No. 6 and Incremental Revolving Credit Assumption Agreement, dated as of March 14, 2019, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 14, 2019 (File No. 001-32833)
10.42	Amendment No. 7 and Refinancing Facility Agreement, dated as of February 6, 2020, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 6, 2020 (File No. 001-32833)
10.43	Amendment No. 8 and Loan Modification Agreement, dated as of May 24, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 25, 2021 (File No. 001-32833)
10.44	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 6, 2013 (File No. 001-32833)
10.45	Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
10.46	First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.47	Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.48	Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic’s Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.49	Fourth Amendment to the Receivables Purchase Agreement dated as of August 4, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group**
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 7, 2015 (File No. 001-32833)
10.50	Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2017 (File No. 001-32833)
10.51	Tenth Amendment to the Receivables Purchase Agreement dated as of July 31, 2018, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
10.52	Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2019, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.53	Twelfth Amendment to the Receivables Purchase Agreement dated as of July 22, 2020, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)
10.54	Thirteenth Amendment to the Receivables Purchase Agreement dated as of July 26, 2021, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Filed Herewith
21.1	Subsidiaries of TransDigm Group Incorporated	Filed Herewith
22.1	Listing of Subsidiary Guarantors	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2021.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Michael Lisman
Name:	Michael Lisman
Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2021
Kevin Stein
/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	November 16, 2021
Michael Lisman
/s/ Sarah Wynne	Chief Accounting Officer (Principal Accounting Officer)	November 16, 2021
Sarah Wynne
/s/ W. Nicholas Howley	Chairman	November 16, 2021
W. Nicholas Howley
/s/ David Barr	Director	November 16, 2021
David Barr
/s/ Jane M. Cronin	Director	November 16, 2021
Jane M. Cronin
/s/ Mervin Dunn	Director	November 16, 2021
Mervin Dunn
/s/ Michael Graff	Director	November 16, 2021
Michael Graff
/s/ Sean P. Hennessy	Director	November 16, 2021
Sean P. Hennessy
/s/ Raymond F. Laubenthal	Director	November 16, 2021
Raymond F. Laubenthal
/s/ Gary E. McCullough	Director	November 16, 2021
Gary E. McCullough
/s/ Michele Santana	Director	November 16, 2021
Michele Santana
/s/ Robert J. Small	Director	November 16, 2021
Robert J. Small
	Director	November 16, 2021
John Staer

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2021
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
TransDigm Group Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated (the Company) as of September 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 16, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill and indefinite-lived intangible assets
Description of the Matter
At September 30, 2021, the Company had goodwill and indefinite-lived intangible assets of $8.6 billion and $983 million, respectively. As discussed in Note 3 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of the fourth quarter or more frequently if indicators of impairment exist. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company’s indefinite-lived intangible assets consist of acquired trademarks and trade names. Management performs an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If management concludes the qualitative assessment is not sufficient to conclude on whether it is more likely than not that the fair value is less than the carrying amount, a quantitative impairment test is performed. Management performed a quantitative assessment on the goodwill and indefinite-lived intangible assets at 16 of its reporting units. As part of the quantitative assessment, the Company determines the fair value of the reporting units and indefinite-lived intangible assets through the use of a discounted cash flow valuation model.
Auditing management’s quantitative impairment assessment was complex and judgmental for certain of the 16 reporting units and their indefinite-lived intangible assets due to the significant estimation required to determine fair value. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, revenue growth rates and EBITDA margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment process, including controls over management’s review of the valuation model and the significant assumptions underlying the fair value determination, as described above.
To test the fair values of the Company’s reporting units and indefinite-lived intangible assets, our audit procedures included, among others, assessing the use of the discounted cash flow valuation model and testing the significant assumptions discussed above and underlying data used by the Company in its analyses for certain of the 16 reporting units and their indefinite-lived intangible assets evaluated using the quantitative assessment. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of certain assumptions selected by management in the determination of the fair values of certain of the 16 reporting units and their indefinite-lived intangible assets. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in fair values that would result from changes in the assumptions.

Valuation of intangible assets and loss contract reserves in the Acquisition of Cobham Aero Connectivity
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, during the second quarter of fiscal 2021, the Company completed the acquisition of the Cobham Aero Connectivity business (“CAC”) for a total purchase price of $945 million. The acquisition was accounted for using the acquisition method of accounting. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities resulting in the recognition of customer relationships and technology intangible assets of $101 million and $178 million, respectively, and loss contract reserves of $80.6 million for acquired ongoing long-term contracts with customers that were incurring losses.
Auditing management’s accounting for its acquisition of CAC was complex because the customer relationships and technology intangible assets and loss contract reserves recognized were material to the consolidated financial statements and the estimates of fair value involved subjectivity. The subjectivity was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used discounted cash flow models to measure the intangible assets and loss contract reserves. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and EBITDA margins). The significant assumptions used to estimate the fair value of the loss contract reserves included discount rates and forecasted costs to be incurred under the long-term contracts and at-market bid prices for respective contracts. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the acquisition of CAC, including recognition and measurement of the intangible assets acquired and loss contract reserves assumed. For example, we tested controls over the recognition and measurement of customer relationships, technology, and loss contract reserves, including management’s review of the methods and significant assumptions used to develop such fair value estimates.
To test the estimated fair values of the customer relationships and technology intangible assets and the loss contract reserves, our audit procedures included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company’s valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We also performed sensitivity analyses to evaluate the changes in the fair value of such intangible assets and loss contract reserves that would result from changes in the significant assumptions. We involved valuation and contract specialists to assist with our evaluation of the methodology used by the Company and certain significant assumptions included in the fair value estimates. For example, when evaluating the assumptions related to the revenue growth rates and EBITDA margins, we compared the assumptions to the past performance of CAC and current industry trends. When evaluating the assumptions used to determine the fair value of the loss contract reserves, we evaluated at-market bid prices, historical costs incurred under the long-term contract and forecasted costs to be incurred. Furthermore, we evaluated the Company’s disclosures in the consolidated financial statements in relation to the CAC acquisition.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.

Cleveland, Ohio
November 16, 2021

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2021 AND 2020
(Amounts in millions, except share amounts)

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,787	$4,717
Trade accounts receivable—Net	791	720
Inventories—Net	1,185	1,283
Prepaid expenses and other	267	240
Total current assets	7,030	6,960
PROPERTY, PLANT AND EQUIPMENT—NET	770	752
GOODWILL	8,568	7,889
OTHER INTANGIBLE ASSETS—NET	2,791	2,610
DEFERRED INCOME TAXES	—	17
OTHER	156	167
TOTAL ASSETS	$19,315	$18,395

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$277	$276
Short-term borrowings—trade receivable securitization facility	349	349
Accounts payable	227	218
Accrued and other current liabilities	810	773
Total current liabilities	1,663	1,616
LONG-TERM DEBT	19,372	19,384
DEFERRED INCOME TAXES	485	430
OTHER NON-CURRENT LIABILITIES	705	933
Total liabilities	22,225	22,363
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 59,403,100 and 58,612,028 at September 30, 2021 and September 30, 2020, respectively	1	1
Additional paid-in capital	1,830	1,581
Accumulated deficit	(3,705)	(4,359)
Accumulated other comprehensive loss	(248)	(401)
Treasury stock, at cost; 4,198,226 shares at September 30, 2021 and September 30, 2020, respectively	(794)	(794)
Total TD Group stockholders’ deficit	(2,916)	(3,972)
NONCONTROLLING INTERESTS	6	4
Total stockholders’ deficit	(2,910)	(3,968)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,315	$18,395
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Fiscal Years Ended September 30,
	2021	2020	2019
NET SALES	$4,798	$5,103	$5,223
COST OF SALES	2,285	2,456	2,414
GROSS PROFIT	2,513	2,647	2,809
SELLING AND ADMINISTRATIVE EXPENSES	685	727	748
AMORTIZATION OF INTANGIBLE ASSETS	137	169	135
INCOME FROM OPERATIONS	1,691	1,751	1,926
INTEREST EXPENSE—NET	1,059	1,029	859
REFINANCING COSTS	37	28	3
OTHER (INCOME) EXPENSE	(51)	(46)	1
GAIN ON SALE OF BUSINESSES—NET	(69)	—	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	715	740	1,063
INCOME TAX PROVISION	34	87	222
INCOME FROM CONTINUING OPERATIONS	681	653	841
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	47	51
NET INCOME	681	700	892
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	(1)	(2)
NET INCOME ATTRIBUTABLE TO TD GROUP	$680	$699	$890
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$607	$514	$779
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$10.41	$8.14	$12.94
Earnings per share from discontinued operations—basic and diluted	—	0.82	0.90
Earnings per share	$10.41	$8.96	$13.84
Cash dividends paid per common share	$—	$32.50	$30.00
Weighted-average shares outstanding:
Basic and diluted	58.4	57.3	56.3
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Fiscal Years Ended September 30,
	2021	2020	2019
Net income	$681	700	892
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)
Net income attributable to TD Group	680	699	890
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	90	76	(115)
Unrealized gain (loss) on derivatives	73	(130)	(239)
Pensions and other postretirement benefits	(10)	32	(29)
Other comprehensive income (loss), net of tax, attributable to TD Group	153	(22)	(383)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$833	$677	$507
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share and per share amounts)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Number of Shares	Common Stock				Number of Shares	Value	Non-controlling Interests	Total
BALANCE—September 30, 2018	56,895,686	$1	$1,209	$(2,247)	$4	(4,161,326)	$(775)	—	$(1,808)
Cumulative effect of ASC 606, adopted October 1, 2018	—	—	—	3	—	—	—	—	3
Cumulative effect of ASU 2018-02, adopted October 1, 2018	—	—	—	2	(2)	—	—	—	—
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	8	8
Special dividends and vested dividend equivalents declared	—	—	—	(1,688)	—	—	—	—	(1,688)
Accrued unvested dividend equivalents and other	—	—	—	(80)	—	—	—	—	(80)
Compensation expense recognized for employee stock options	—	—	88	—	—	—	—	—	88
Exercise of employee stock options	726,750	—	82	—	—	—	—	—	82
Common stock issued	875	—	—	—	—	—	—	—	—
Net income attributable to TD Group	—	—	—	890	—	—	—	2	892
Foreign currency translation adjustments, net of tax	—	—	—	—	(115)	—	—	—	(115)
Unrealized loss on derivatives, net of tax	—	—	—	—	(237)	—	—	—	(237)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	(29)	—	—	—	(29)
BALANCE—September 30, 2019	57,623,311	$1	$1,379	$(3,120)	$(379)	(4,161,326)	$(775)	$10	$(2,884)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(6)	(6)
Special dividends and vested dividend equivalents declared	—	—	—	(1,864)	—	—	—	—	(1,864)
Accrued unvested dividend equivalents and other	—	—	—	(74)	—	—	—	—	(74)
Compensation expense recognized for employee stock options	—	—	86	—	—	—	—	—	86
Exercise of employee stock options	988,717	—	116	—	—	—	—	—	116
Treasury stock purchased	—	—	—	—	—	(36,900)	(19)	—	(19)
Net income attributable to TD Group	—	—	—	699	—	—	—	—	699
Foreign currency translation adjustments, net of tax	—	—	—	—	76	—	—	—	76
Unrealized loss on derivatives, net of tax	—	—	—	—	(130)	—	—	—	(130)
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	32	—	—	—	32
BALANCE—September 30, 2020	58,612,028	$1	$1,581	$(4,359)	$(401)	(4,198,226)	$(794)	$4	$(3,968)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	2	2
Accrued unvested dividend equivalents and other	—	—	—	(26)	—	—	—	—	(26)
Compensation expense recognized for employee stock options	—	—	121	—	—	—	—	—	121
Exercise of employee stock options	791,072	—	128	—	—	—	—	—	128
Net income attributable to TD Group	—	—	—	680	—	—	—	—	680
Foreign currency translation adjustments, net of tax	—	—	—	—	90	—	—	—	90
Unrealized gain on derivatives, net of tax	—	—	—	—	73	—	—	—	73
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	(10)	—	—	—	(10)
BALANCE—September 30, 2021	59,403,100	$1	$1,830	$(3,705)	$(248)	(4,198,226)	$(794)	$6	$(2,910)
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Fiscal Years Ended September 30,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$681	$700	$892
Income from discontinued operations, net of tax	—	(47)	(51)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115	114	91
Amortization of intangible assets and product certification costs	138	169	135
Amortization of debt issuance costs, original issue discount and premium	34	33	28
Amortization of inventory step-up	6	—	77
Amortization of loss contract reserves	(55)	(36)	(38)
Refinancing costs	37	28	3
Gain on sale of businesses, net	(69)	—	—
Non-cash stock compensation expense	129	93	93
Deferred income taxes	34	24	—
Foreign currency exchange loss (gain)	11	22	(5)
Gain on insurance proceeds from fire	(24)	—	—
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(78)	352	(82)
Inventories	79	(62)	(36)
Income taxes receivable	(63)	(144)	(3)
Other assets	(33)	(16)	(27)
Accounts payable	3	(62)	(1)
Accrued interest	14	85	(4)
Accrued and other liabilities	(46)	(40)	(57)
Net cash provided by operating activities	913	1,213	1,015
INVESTING ACTIVITIES:
Capital expenditures	(105)	(105)	(102)
Acquisition of businesses, net of cash acquired	(963)	—	(3,976)
Net proceeds from sale of businesses	259	904	189
Insurance proceeds for fixed assets damaged from fire	24	—	—
Net cash (used in) provided by investing activities	(785)	799	(3,889)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	128	116	82
Dividends and dividend equivalent payments	(73)	(1,928)	(1,712)
Treasury stock purchases	—	(19)	—
Proceeds from issuances of senior secured and subordinated notes, net	1,932	4,114	4,480
Repayments of senior subordinated notes, net	(1,982)	(1,167)	(550)
Proceeds from revolving credit facility	200	200	—
Repayment on revolving credit facility	(200)	—	—
Proceeds from trade receivable securitization facility, net	—	—	49
Repayment on term loans	(75)	(75)	(77)
Financing costs and other, net	—	(11)	(1)
Net cash (used in) provided by financing activities	(70)	1,230	2,271
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	12	8	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70	3,250	(606)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,717	1,467	2,073
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,787	$4,717	$1,467
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,008	$923	$878
Cash paid during the period for income taxes, net of refunds	$83	$223	$215
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED SEPTEMBER 30, 2021, 2020 AND 2019

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
COVID-19 Pandemic Restructuring Costs – The commercial aerospace industry continues to be significantly disrupted, both domestically and internationally, by the COVID-19 pandemic resulting in ongoing business challenges. While global vaccination efforts are underway and commercial air travel demand has shown slight signs of recovery in recent months, the continued impact of COVID-19, including any increases in infection rates, new variants, vaccination efficacy and renewed governmental action to slow the spread of COVID-19 cannot be estimated. Material actions to reduce costs in response to the impact that the pandemic has had on operating results include: (1) reducing the Company's workforce to align operations with customer demand through a reduction in force or through a realignment of certain business units; (2) implementing unpaid furloughs and salary reductions; (3) delaying non-essential capital projects and (4) minimizing discretionary spending.
For the fiscal year ended September 30, 2021, COVID-19 restructuring costs of approximately $36 million were incurred, of which $26 million was recorded in cost of sales and $10 million was recorded in selling and administrative expenses on the consolidated statements of income. For the fiscal year ended September 30, 2020, COVID-19 restructuring costs of approximately $46 million were incurred, of which $37 million was recorded in cost of sales and $9 million was recorded in selling and administrative expenses in the consolidated statements of income. These costs are primarily related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand.
Additionally, for the fiscal years ended September 30, 2021 and September 30, 2020, the Company incurred approximately $4 million and $5 million, respectively, in incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment).
As of September 30, 2021 and September 30, 2020, the restructuring accrual associated with the costs incurred in response to the COVID-19 pandemic was approximately $19 million and $13 million, respectively. This accrual is recorded as a component of accrued and other current liabilities on the consolidated balance sheets and payment is expected within the next twelve months. The increase in the accrual is primarily driven by costs to reduce its workforce that have been incurred but not paid; partially offset by payments against the accrual. The Company may incur additional restructuring and incremental costs related to the COVID-19 pandemic though at a reduced level in comparison to fiscal 2021 and 2020.

2.    ACQUISITIONS AND DIVESTITURES
Acquisitions
Cobham Aero Connectivity – On November 24, 2020, the Company entered into a definitive agreement to acquire all the outstanding stock of Chelton Limited, Chelton Avionics Holdings, Inc. and Mastsystem Int'l Oy, collectively, Cobham Aero Connectivity (“CAC”), for a total purchase price of $945 million. The acquisition was substantially completed on January 5, 2021 and financed through existing cash on hand. The Company completed the remainder of the acquisition of CAC on February 12, 2021, also through existing cash on hand. CAC operates from two primary facilities (Marlow, United Kingdom and Prescott, Arizona) and is a leading provider of highly engineered antennas and radios for the aerospace end market. The products are primarily proprietary with significant aftermarket content and have a strong presence across major defense platforms as well as select commercial applications. CAC's operating results are included in TransDigm's Airframe segment.
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
The Company accounted for the CAC acquisition using the acquisition method and included the results of operations of the acquisition in its consolidated financial statements from the effective dates of the acquisition. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. As of September 30, 2021, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the CAC acquisition are subject to adjustment until the end of the measurement period. The allocation of the purchase price is preliminary and will likely change in future periods, perhaps materially, as fair value estimates of the assets acquired and liabilities assumed are finalized during the allowable one year measurement period. The Company is in the process of finalizing a third-party valuation of certain intangible assets, tangible assets and liabilities of CAC. The fair values of acquired intangibles and certain liabilities, such as loss contract reserves, are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions used to determine the fair values of acquired intangible assets include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue growth rates, EBITDA margins, royalty rates and technology obsolescence rates. Significant assumptions used to determine the fair value of the loss contract reserves using the discounted cash flow model include discount rates and forecasted costs to be incurred under the long-term contracts and at-market bid prices for respective contracts. These assumptions are forward looking and could be affected by future economic and market conditions. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the applicable the fiscal years ended September 30, 2021 or September 30, 2020 are not material and, accordingly, are not provided.

The preliminary allocation of the estimated fair value of assets acquired and liabilities assumed in the CAC acquisition as of the acquisition date, as well as measurement period adjustments recorded as of September 30, 2021, are summarized in the table below (in millions):

	Preliminary	Measurement Period		Adjusted Preliminary
	Allocation	Adjustments		Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$31	$1		$32
Inventories	27	2		29
Prepaid expenses and other	10	(3)		7
Property, plant and equipment	18	3		21
Goodwill	636	58		694	(1)
Other intangible assets	309	16		325	(1)
Other	34	(2)		32
Total assets acquired (excluding cash)	1,065	75		1,140
Liabilities assumed:
Accounts payable	15	3		18
Accrued and other current liabilities	38	5	(2)	43
Deferred income taxes	38	(7)		31
Other non-current liabilities	29	74	(2)	103
Total liabilities assumed	120	75		195
Net assets acquired	$945	$—		$945

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
(2)Primarily relates to the recording of loss contract reserves associated with acquired ongoing long-term contracts with customers that were incurring negative gross margins as of the date of acquisition. Based on our review of these contracts, we concluded that the terms of certain contracts were unfavorable when compared to market terms as of the acquisition date. The loss contract reserves are preliminarily estimated to be $80.6 million and will be released over a three to five year period.
Esterline Technologies Corporation – On March 14, 2019, TransDigm completed the acquisition of all the outstanding stock of Esterline Technologies Corporation (“Esterline”) for $122.50 per share in cash, plus the repayment of Esterline debt. The purchase price, net of cash acquired of approximately $398.2 million, totaled approximately $3,923.9 million. Of the $3,923.9 million purchase price, $3,536.3 million was paid at closing and the remaining $387.6 million was classified as restricted cash for the redemption of Esterline’s senior notes outstanding due 2023 (the "2023 Notes"). The 2023 Notes were redeemed on April 15, 2019. Esterline, through its subsidiaries, was an industry leader in specialized manufacturing for the aerospace and defense industry primarily within three core disciplines: advanced materials, avionics and controls and sensors and systems. The acquisition of Esterline expands TransDigm's platform of proprietary and sole source content for the aerospace and defense industry. TransDigm evaluated the strategic fit and description of each Esterline reporting unit to determine the appropriate business segment for the reporting unit. Each Esterline reporting unit is included in one of TransDigm's segments: Power and Control, Airframe, or Non-aviation.
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

The allocation of the fair value of the assets acquired and liabilities assumed in the Esterline acquisition as of the acquisition date of March 14, 2019 is summarized in the table below (in millions):

Adjusted Final
Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$384
Inventories	583
Prepaid expenses and other	423
Property, plant and equipment	469
Goodwill	2,256
Other intangible assets	1,301
Other	20
Total assets acquired (excluding cash)	5,436
Liabilities assumed:
Accounts payable	146
Accrued and other current liabilities	751
Deferred income taxes	181
Other non-current liabilities	434
Total liabilities assumed	1,512
Net assets acquired	$3,924
Of the approximately $2.3 billion of goodwill recognized for the acquisition, approximately $25.6 million is deductible for tax purposes. Also, of the approximately $1.3 billion of other intangible assets recognized for the acquisition, approximately $48.9 million is deductible for tax purposes.
In connection with the Esterline acquisition, we acquired existing long-term contracts with customers that were incurring negative gross margins as of the date of acquisition. Based on our review of these contracts, we concluded that the terms of certain of these loss-making contracts were unfavorable when compared to market terms as of the acquisition date. As a result, we recognized loss contract reserves of $267.9 million as of the acquisition date based on the present value of the difference between the contractual cash flows of the existing long-term contracts and the estimated cash flows had the contracts been executed at market terms as of the acquisition date. These adjustments applied only to contracts generating a negative margin as of the date of acquisition. Significant assumptions used to determine the fair value of the loss contract reserves using the discounted cash flow model include discount rates, forecasted quantities of products to be sold under the long-term contracts and market prices for respective products. These were forward looking assumptions and could be affected by future economic and market conditions. Loss contract reserves are amortized and recorded as an offset to cost of sales over the life of the contracts as actual sales occur under the long-term contracts. The remaining loss contract reserves related to the Esterline acquisition were $160.1 million and $201.3 million at September 30, 2021 and 2020, respectively, of which $14.5 million and $31.9 million was classified in accrued and other current liabilities and $145.6 million and $169.4 million was classified in other non-current liabilities in the consolidated balance sheets at September 30, 2021 and 2020, respectively.
Loss contract reserves of approximately $41.8 million, $29.5 million and $27.3 million were amortized and recorded as an offset to cost of sales in the consolidated statements of income for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. Esterline acquisition costs were expensed as incurred and totaled $26.9 million and $85.1 million for the fiscal years ended September 30, 2020 and 2019, respectively.
Divestitures
Third Quarter Fiscal 2021
ScioTeq and TREALITY Simulation Visual Systems – On June 30, 2021, TransDigm completed the divestiture of its ScioTeq and TREALITY Simulation Visual Systems businesses (“ScioTeq and TREALITY”) to OpenGate Capital for approximately $200 million in cash. ScioTeq and TREALITY were acquired by TransDigm as part of its acquisition of Esterline in March 2019 and were included in TransDigm’s Airframe segment.
Technical Airborne Components – On April 27, 2021, TransDigm completed the divestiture of the Technical Airborne Components business (“TAC”) to Searchlight Capital Partners for approximately $40 million in cash. TAC was included in TransDigm’s Airframe segment.

The net gain on sale recognized in fiscal 2021 as a result of the ScioTeq and TREALITY and TAC divestitures was approximately $68 million, which is classified as a component of gain on sale of businesses-net within the consolidated statements of income.
Second Quarter Fiscal 2021
Racal Acoustics – On January 29, 2021, TransDigm completed the divestiture of the Racal Acoustics business (“Racal”) to Invisio Communications AB ("Invisio") for approximately $20 million in cash. The gain on sale recognized as a result of the divestiture was immaterial and classified as a component of gain on sale of businesses-net within the consolidated statements of income. Racal was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment.
First Quarter Fiscal 2021
Avista Inc. – On November 17, 2020, TransDigm completed the divestiture of the Avista, Inc. business ("Avista") to Belcan, LLC ("Belcan") for approximately $8 million in cash. Avista was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Airframe segment. The gain on sale recognized as a result of the divestiture was immaterial and classified as a component of gain on sale of businesses-net within the consolidated statements of income. During the fourth quarter of fiscal 2020, the Company determined Avista met the criteria to be classified as held for sale. Therefore, the assets and liabilities of Avista, which were not material, have been presented as held for sale in other assets, accrued and other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets as of September 30, 2020.
Fiscal 2020
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
Fiscal 2019
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
Each divestiture was executed with unrelated third parties.
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation—The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP and include the accounts of TD Group and subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, none of which are material.
Revenue Recognition—Revenue is recognized from the sale of products when control transfers to the customer, which is demonstrated by our right to payment, a transfer of title, a transfer of the risk and rewards of ownership, or the customer acceptance, but most frequently upon shipment where the customer obtains physical possession of the goods. The majority of the Company's revenue is recorded at a point in time. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Sales for service contracts generally are recognized as the services are provided. Refer to Note 5, “Revenue Recognition,” for further details.
Shipping and Handling Costs—Shipping and handling costs are included in cost of sales in the consolidated statements of income.
Research and Development Costs—The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the fiscal years ended September 30, 2021, 2020 and 2019 was approximately $105.6 million, $130.9 million, and $116.8 million, respectively.
Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Credit Losses—The Company's allowance for credit losses is the allowance for uncollectible accounts. The allowance for uncollectible accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. The Company’s method for developing its allowance for credit losses is based on historical write-off experience, the aging of receivables, an assessment of the creditworthiness of customers, economic conditions and other external market information. The allowance also incorporates a provision for the estimated impact of disputes with customers. All provisions for allowances for uncollectible accounts are included in selling and administrative expenses. The determination of the amount of the allowance for uncollectible accounts is subject to judgment and estimation by management. If circumstances change or economic conditions deteriorate or improve, the allowance for uncollectible accounts could increase or decrease. Refer to Note 7, “Trade Accounts Receivable,” for further details.
Inventories—Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.     Refer to Note 8, “Inventories,” for further details.
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
Property, plant and equipment is assessed for potential impairment whenever indicators of impairment are present by determining whether the carrying value of the property can be recovered through projected, undiscounted cash flows from future operations over the property’s remaining estimated useful life. Any impairment recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. Refer to Note 9, “Property, Plant and Equipment,” for further details.
Debt Issuance Costs, Premiums and Discounts—The cost of obtaining financing as well as premiums and discounts are amortized using the effective interest method over the terms of the respective obligations as a component of interest expense within the consolidated statements of income. Debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the related debt liabilities. Refer to Note 12, “Debt,” for further details.
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
For the interest rate swap and cap agreements and the foreign currency forward contracts designated as cash flow hedges, the effective portion of the gain or loss from the financial instruments is reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense - net in the consolidated statements of income. As the foreign currency forward exchange contracts are used to manage foreign currency exposure primarily arising from purchases or sales from third parties, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in cost of sales or net sales in the consolidated statements of income. Refer to Note 21, “Derivatives and Hedging Activities,” for further details.

Goodwill and Other Intangible Assets—In accordance with ASC 805, “Business Combinations,” the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed were recognized as goodwill. The valuations of the acquired assets and liabilities assumed will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates and EBITDA margins, discount rates, customer attrition rates, royalty rates, asset lives and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so.
Goodwill is the excess of the purchase price paid over the estimated fair value of the net assets of a business acquired. Other intangible assets consist of identifiable intangibles acquired or recognized in accounting for the acquisitions (trademarks, trade names, technology, customer relationships, order backlog and other intangible assets). Goodwill and intangible assets that have indefinite useful lives (i.e., trademarks and trade names) are subject to annual impairment testing. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. The Company performs an annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below carrying value.
At the time of goodwill impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, and whether it is therefore necessary to perform the quantitative goodwill impairment test. If, after considering all events and circumstances that support a qualitative evaluation the Company determines that it is not more-likely-than-not that the goodwill and/or indefinite-lived intangible assets are impaired, then performing the single-step quantitative analysis to determine if there is impairment would be unnecessary. Conversely, if it is more-likely-than-not that the goodwill and/or indefinite-lived intangible assets are impaired, then the Company would proceed with the single-step quantitative analysis to determine if there is a goodwill and/or indefinite-lived intangible asset impairment loss. In this application, the definition of “more-likely-than-not” is interpreted as a likelihood of more than 50%.
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
The Company had 46 reporting units with goodwill and 43 reporting units with indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2021, the date of the annual impairment test. Based on its initial qualitative assessment over each of the reporting units, the Company identified 16 reporting units to test for impairment using a quantitative test for both goodwill and indefinite-lived intangible assets. In addition to the key assumptions reviewed summarized above, a key assumption used in response to the COVID-19 pandemic was the estimated length of time for the commercial aerospace sector to rebound to pre-pandemic levels. The estimated fair value of each of these reporting units was in excess of its respective carrying value, and therefore, no impairment was recorded on goodwill or indefinite-lived intangible assets. The Company performed a sensitivity analysis on the discount rate, which is a significant assumption in the calculation of fair values. With a one percentage point increase in the discount rate, all of the reporting units would continue to have fair values in excess of their respective carrying values. As a result of the impairment testing performed as of the first day of the fourth quarter, no indefinite-lived intangible assets or goodwill was determined to be impaired. As economic and market conditions have not changed significantly since the first day of the fourth quarter, this conclusion remains appropriate as of September 30, 2021.

The Company assesses the recoverability of its amortizable intangible assets only when indicators of impairment are present by determining whether the amortization over their remaining lives can be recovered through projected, undiscounted cash flows from future operations. Amortization of amortizable intangible assets is computed using the straight-line method over the following estimated useful lives: technology from 20 to 22 years, order backlog from 1 to 1.5 years, customer relationships over 20 years and other intangible assets over 20 years. No indicators of impairment on the amortizable intangible assets were identified in fiscal 2021.
Stock-Based Compensation—The Company records stock-based compensation expense using the Black-Scholes pricing model based on certain valuation assumptions. Compensation expense is recorded over the vesting periods of the stock options, adjusted for expected forfeitures. The Company has classified stock-based compensation primarily within selling and administrative expenses to correspond with the classification of employees that receive stock option grants. The Company also evaluates any subsequent changes to the respective option holders terms under the modification rules of ASC 718. If determined to be a modification, the Black-Scholes pricing model is updated as of the date of the modification resulting in a cumulative catch up to expense, if necessary. Refer to Note 18, “Stock-Based Compensation,” for further details.
Income Taxes—The provision for income taxes is calculated using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax effect of temporary differences between the financial statement carrying amount of assets and liabilities and the amounts used for income tax purposes and for certain changes in valuation allowances. Valuation allowances are recorded to reduce certain deferred tax assets when, in our estimation, it is more likely than not that a tax benefit will not be realized. We recognize uncertain tax positions when we have determined it is more likely than not that a tax position will be sustained upon examination. However, new information may become available, or applicable laws or regulations may change, thereby resulting in a favorable or unfavorable adjustment to amounts recorded. Refer to Note 14, “Income Taxes,” for further details.
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
Earnings per Share—Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating securities”). Our vested stock options are considered “participating securities” because they include non-forfeitable rights to dividends. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method. Contingently issuable shares are not included in earnings per share until the period in which the contingency is satisfied. Refer to Note 6, “Earnings Per Share,” for further details.
Pension Benefits—The Company accounts for net periodic pension benefit cost using the end of the fiscal year as our measurement date. Management selects appropriate assumptions including the discount rate, rate of increase in future compensation levels and assumed long-term rate of return on plan assets. The assumptions are based upon historical results, the current economic environment and reasonable expectations of future events. Actual results which vary from our assumptions are accumulated and amortized over future periods, and accordingly, are recognized in expense in these periods. Significant differences between the assumptions and actual experience or significant changes in assumptions could impact the pension costs and the pension obligation. Refer to Note 13, “Retirement Plans,” for further details.

4.    RECENT ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13)," which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which generally results in earlier recognition of allowances for losses. The Company adopted ASU 2016-13 on October 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures. Refer to Note 5, “Revenue Recognition,” for additional disclosures.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The Company adopted ASU 2017-04 on October 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (ASC 740) - Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and disclosures. We will adopt as required on October 1, 2021.
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
5.    REVENUE RECOGNITION
TransDigm's sales are concentrated in the aerospace and defense industry. The Company’s customers include: distributors of aerospace components, commercial airlines, large commercial transport and regional and business aircraft OEMs, various armed forces of the United States and friendly foreign governments, defense OEMs, system suppliers, and various other industrial customers.
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
In fiscal 2021 and 2020, no customer individually accounted for 10% or more of the Company’s net sales. In fiscal 2019, one customer accounted for approximately 11% of the Company’s net sales, which were split approximately 60% and 40% between the Airframe and Power & Control segments, respectively.
Net sales to foreign customers, primarily in Western Europe, Canada and Asia, were $1.7 billion during the fiscal years ended 2021 and 2020, respectively, and $1.8 billion during the fiscal year ended 2019.
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

	September 30, 2021	September 30, 2020	Change
Contract assets, current (1)	$70	$36	$34
Contract assets, non-current (2)	2	6	(4)
Total contract assets	72	42	30
Contract liabilities, current (3)	25	18	7
Contract liabilities, non-current (4)	5	9	(4)
Total contract liabilities	30	27	3
Net contract assets	$42	$15	$27
(1)Included in prepaid expenses and other on the consolidated balance sheets.
(2)Included in other non-current assets on the consolidated balance sheets.
(3)Included in accrued and other current liabilities on the consolidated balance sheets.
(4)Included in other non-current liabilities on the consolidated balance sheets.
For the fiscal year ended September 30, 2021, the revenue recognized that was previously included in contract liabilities was not material.
Refer to Note 17, “Segments,” for disclosures related to the disaggregation of revenue.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Fiscal Years Ended September 30,
	2021	2020	2019
Numerator for earnings per share:
Income from continuing operations	$681	$653	$841
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)
Net income from continuing operations attributable to TD Group	680	652	839
Less: Special dividends declared or paid on participating securities, including dividend equivalent payments	(73)	(185)	(111)
Income from discontinued operations, net of tax	—	47	51
Net income applicable to TD Group common stockholders - basic and diluted	$607	$514	$779
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	54.8	53.9	53.1
Vested options deemed participating securities	3.6	3.4	3.2
Total shares for basic and diluted earnings per share	58.4	57.3	56.3

Earnings per share from continuing operations—basic and diluted	$10.41	$8.14	$12.94
Earnings per share from discontinued operations—basic and diluted	—	0.82	0.90
Earnings per share	$10.41	$8.96	$13.84
7.    TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable consist of the following (in millions):

	September 30, 2021	September 30, 2020
Trade accounts receivable—gross	$821	$757
Allowance for uncollectible accounts	(30)	(37)
Trade accounts receivable—Net	$791	$720
At September 30, 2021, one customer individually accounted for approximately 10% of the Company’s trade accounts receivable-gross. In addition, approximately 38% of the Company’s trade accounts receivable-gross was due from entities that operate principally outside of the United States. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.
The decrease in the allowance for uncollectible accounts for the fiscal year ended September 30, 2021 is primarily driven by a decrease in estimated losses from certain commercial aerospace customers that were more adversely affected by the COVID-19 pandemic. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.
Refer to Note 3, “Summary of Significant Accounting Policies,” for additional information regarding the Company’s allowance for uncollectible accounts.
8.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2021	September 30, 2020
Raw materials and purchased component parts	$850	$881
Work-in-progress	322	358
Finished goods	207	222
Total	1,379	1,461
Reserves for excess and obsolete inventory	(194)	(178)
Inventories—Net	$1,185	$1,283

9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2021	September 30, 2020
Land and improvements	$103	$103
Buildings and improvements	409	350
Machinery, equipment and other	832	782
Construction-in-progress	61	57
Total	1,405	1,292
Accumulated depreciation	(635)	(540)
Property, plant and equipment—Net	$770	$752
10.    INTANGIBLE ASSETS
Other intangible assets - net in the consolidated balance sheets consist of the following at September 30 (in millions):

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks & trade names	$983	$—	$983	$958	$—	$958
Technology	2,009	679	1,330	1,842	589	1,253
Order backlog (1)	16	11	5	93	93	—
Customer relationships	545	78	467	443	52	391
Other	18	12	6	18	10	8
Total	$3,571	$780	$2,791	$3,354	$744	$2,610

(1)Fully amortized order backlog associated with the Esterline acquisition was written down from the gross carrying amount and accumulated amortization in the second quarter of fiscal 2021 due to being fully amortized. There was no impact on the net balance.
As disclosed in Note 2, "Acquisitions and Divestitures," the estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting and is subject to adjustment upon completion of the third-party valuation. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the fiscal year ended September 30, 2021 are summarized in the table below (in millions), principally all relate to the CAC acquisition:

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$703
Trademarks and trade names	35
	738
Intangible assets subject to amortization:
Technology	178	20 years
Order backlog	16	1 year
Customer relationships	101	20 years
	295
Total	$1,033

Information regarding the amortization expense of amortizable intangible assets is detailed below (in millions):
Annual Amortization Expense:

Fiscal years ended September 30,
2021	$137
2020	169
2019	135
Estimated Amortization Expense:

Fiscal years ending September 30,
2022	$143
2023	143
2024	143
2025	143
2026	143
The following is a summary of changes in the carrying value of goodwill by segment for the fiscal years ended September 30, 2020 and 2021 were as follows (in millions):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2019	$4,121	$3,598	$101	$7,820
Purchase price allocation adjustments (1)	(1)	39	—	38
Currency translation adjustments	21	10	—	31
Balance at September 30, 2020	4,141	3,647	101	7,889
Goodwill acquired during the period	9	694	—	703
Goodwill divested during the period	(4)	(32)	(8)	(44)
Currency translation adjustments	3	17	—	20
Balance at September 30, 2021	$4,149	$4,326	$93	$8,568

(1)Primarily relates to opening balance sheet adjustments recorded by the reporting units acquired from Esterline up to the expiration of the one year measurement period in March 2020.
11.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in millions):

	September 30, 2021	September 30, 2020
Interest	$191	$178
Compensation and related benefits	167	173
Interest rate swap agreements (Note 21)	100	56
Dividend equivalent payments—current (Note 18)	46	72
Loss contract reserves	46	42
Product warranties	29	32
Contract liabilities, current (Note 5)	25	18
Current operating lease liabilities (Note 19)	20	22
Environmental and other litigation reserves	14	15
Other	172	165
Accrued and other current liabilities	$810	$773

12.    DEBT
The Company’s debt consists of the following (in millions):

	September 30, 2021
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$7,374	$(39)	$(17)	$7,318
Revolving credit facility	200	—	—	200
8.00% senior secured notes due 2025 (“2025 Secured Notes”)	1,100	(7)	—	1,093
6.375% senior subordinated notes due 2026 (“6.375% 2026 Notes”)	950	(5)	—	945
6.875% senior subordinated notes due 2026 (“6.875% 2026 Notes”)	500	(4)	(2)	494
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(45)	4	4,359
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(4)	—	546
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(18)	—	2,632
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(10)	—	1,190
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(7)	—	743
Government refundable advances	29	—	—	29
Finance lease obligations	100	—	—	100
	19,803	(139)	(15)	19,649
Less: current portion	278	(1)	—	277
Long-term debt	$19,525	$(138)	$(15)	$19,372

	September 30, 2020
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$7,449	$(48)	$(23)	$7,378
Revolving credit facility	200	—	—	200
6.50% senior subordinated notes due 2024 (“2024 Notes”)	1,200	(5)	—	1,195
6.50% senior subordinated notes due 2025 (“2025 Notes”)	750	(3)	3	750
2025 Secured Notes	1,100	(9)	—	1,091
6.375% 2026 Notes	950	(6)	—	944
6.875% 2026 Notes	500	(4)	(3)	493
2026 Secured Notes	4,400	(55)	5	4,350
7.50% 2027 Notes	550	(5)	—	545
5.50% 2027 Notes	2,650	(21)	—	2,629
Government refundable advances	28	—	—	28
Finance lease obligations	57	—	—	57
	19,834	(156)	(18)	19,660
Less: current portion	277	(1)	—	276
Long-term debt	$19,557	$(155)	$(18)	$19,384

Fiscal 2021 Activity
Issuance of 4.625% Senior Subordinated Notes due 2029 – On January 14, 2021, the Company entered into a purchase agreement in connection with a private offering of $1,200 million of 4.625% Senior Subordinated Notes due 2029 at an issue price of 100% of the principal amount. The 4.625% 2029 Notes were issued pursuant to an indenture, dated January 20, 2021, among TransDigm Inc., as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm Inc. named therein, as guarantors.
The 4.625% 2029 Notes bear interest at the rate of 4.625% per annum, which accrues from January 14, 2021 and is payable in arrears on January 15th and July 15th of each year, commencing on July 15, 2021. The 4.625% 2029 Notes mature on January 15, 2029, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $11.3 million and expensed $0.1 million representing debt issuance costs associated with the 4.625% 2029 Notes during the fiscal year ended September 30, 2021.
Repurchase of 6.50% Senior Subordinated Notes due 2024 – On January 14, 2021, the Company announced a cash tender offer for any and all of its outstanding 6.50% Senior Subordinated Notes due 2024. On February 16, 2021, the Company redeemed the principal amount of $1,200 million, plus accrued interest of approximately $6.3 million and early redemption premium of $19.5 million.
The Company expensed refinancing costs of $23.6 million, consisting of the $19.5 million early redemption premium and the write off of $4.1 million in unamortized debt issuance costs during the fiscal year ended September 30, 2021 in conjunction with the redemption of the 2024 Notes.
Issuance of 4.875% Senior Subordinated Notes due 2029 – On April 12, 2021, the Company entered into a purchase agreement in connection with a private offering of $750 million in 4.875% Senior Subordinated Notes due 2029 at an issue price of 100% of the principal amount. The 4.875% 2029 Notes were issued pursuant to an indenture, dated April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm Inc. named therein, as guarantors.
The 4.875% 2029 Notes bear interest at a rate of 4.875% per annum, which accrues from April 12, 2021 and is payable in arrears on May 1st and November 1st of each year, commencing on November 1, 2021. The 4.875% 2029 Notes mature on May 1, 2029, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $7.1 million representing debt issuance costs associated with the 4.875% 2029 Notes during the fiscal year ended September 30, 2021.
Repurchase of 6.50% Senior Subordinated Notes due 2025 – On April 12, 2021, the Company announced a cash tender offer for any and all of its outstanding 6.50% Senior Subordinated Notes due 2025. On May 14, 2021, the Company redeemed the principal amount of $750 million, plus accrued interest of approximately $24.4 million and an early redemption premium of $12.2 million.
The Company expensed refinancing costs of $12.1 million, consisting of the $12.2 million early redemption premium and the write off of $2.1 million in unamortized debt issuance costs, offset by the write off of $2.2 million in unamortized premiums during the fiscal year ended September 30, 2021 in conjunction with the redemption of the 2025 Notes.
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
The Company expensed $0.7 million in refinancing costs associated with Amendment No. 8 during the fiscal year ended September 30, 2021.
Revolving Credit Facility
The revolving credit facility bears interest at a rate of 2.50% plus LIBOR. At September 30, 2021, the applicable interest rate was 2.58%. As of September 30, 2021, the Company had $31.1 million in letters of credit outstanding and $528.9 million of borrowings available under the revolving credit facility. On October 6, 2021, the Company repaid $200 million of the revolving credit facility, in addition to $0.1 million of accrued interest, increasing the borrowings available under the revolving commitments to $728.9 million.

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
On July 27, 2021, the Company amended the Securitization Facility to extend the maturity date to July 26, 2022. As of September 30, 2021, the Company has borrowed $350 million under the Securitization Facility, which bears interest at a rate of 1.20% plus LIBOR. At September 30, 2021, the applicable interest rate was 1.33%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Government Refundable Advances
Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of September 30, 2021 and 2020, the outstanding balance of these advances were $28.9 million and $28.4 million, respectively.
Obligations under Finance Leases
The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $100.4 million and $56.8 million at September 30, 2021 and 2020, respectively. Refer to Note 19, “Leases,” for further disclosure of the Company’s lease obligations.
Term Loans
As of September 30, 2021 and 2020, TransDigm had $7,374 million and $7,449 million in fully drawn term loans and $760 million in revolving commitments, of which $529 million and $521 million was available to the Company as of September 30, 2021 and 2020, respectively. The term loans consist of three tranches as follows (in millions):

Term Loan Facility	Maturity Date	Interest Rate	Aggregate Principal as of September 30,
			2021	2020
Tranche E	May 30, 2025	LIBOR + 2.25%	$2,177	$2,199
Tranche F	December 9, 2025	LIBOR + 2.25%	$3,454	$3,489
Tranche G	August 22, 2024	LIBOR + 2.25%	$1,743	$1,761
The interest rates per annum applicable to all of the existing tranches of term loans are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR is not subject to a floor. At September 30, 2021 and 2020, the applicable interest rates for all existing tranches were 2.33% and 2.41%, respectively.
Refinancing Costs
During the fiscal year ended September 30, 2021, the Company expensed refinancing costs of $37 million, primarily representing the early redemption premium paid in connection with the repurchase of the $1,200 million 6.50% 2024 Notes and $750 million 6.50% 2025 Notes, and also the execution of Amendment No. 8 and Loan Modification Agreement. During the fiscal year ended September 30, 2020, the Company expensed refinancing costs of $28 million primarily representing the early redemption premium paid in connection with the repurchase of the $1,150 million 6.00% 2022 Notes, and also the execution of Amendment No. 7 and the Refinancing Facility Agreement. During the fiscal year ended September 30, 2019, the Company expensed refinancing costs of $3 million representing the early redemption premium paid in connection with the repurchase of the $550 million 2020 Senior Subordinated Notes and issuance of the $4.0 billion 2026 Senior Secured Notes.
Interest Rate Swap and Cap Agreements
Refer to Note 21, “Derivatives and Hedging Activities,” for information about how our interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facilities.

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
Subordinated Notes
TransDigm Inc.'s 6.375% 2026 Notes, 7.50% 2027 Notes, 5.50% 2027 Notes, 4.625% 2029 Notes, and 4.875% 2029 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable Indenture. TransDigm UK's 6.875% 2026 Notes are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable Indenture. The Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the notes.
Debt Repayment Schedule
At September 30, 2021, future maturities of long-term debt (includes finance leases) are as follows (in millions):

Fiscal years ending September 30,
2022	$277
2023	80
2024	1,770
2025	2,151
2026	10,268
Thereafter	5,257
Total	$19,803
13.    RETIREMENT PLANS
The Company maintains certain non-contributory defined benefit pension plans (collectively, referred to as the “pension plans”). The pension plans provide benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under tax and statutory regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans. In addition, the Company makes actuarially computed contributions to these plans as necessary to adequately fund benefits. The Company’s funding policy is consistent with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).
The Company sponsors a number of U.S. defined benefit pension plans (collectively, referred to as the “U.S. plans”), with the largest plan being the Esterline Technologies Retirement Plan (the “ERP”). The ERP’s pension benefits are primarily earned under a cash balance formula with annual pay credits ranging from 2% to 6%. During the first quarter of fiscal 2021, the Company announced of its intent to freeze the ERP effective December 31, 2020, and amended the plan to, among other things, close participation by new or rehired employees and freeze all future benefit accruals as of the effective date. On March 30, 2021, the Company approved an amendment of its intent to terminate the ERP effective June 30, 2021. The weighted-average interest crediting rate decreased from 5.50% in fiscal year 2020 to a fixed rate of 4.71% as of the Plan’s effective termination date, in accordance with IRS regulations. The Company anticipates the termination process to be completed within the next 12 months, with the ERP expected to be fully liquidated by the end of fiscal year 2022.
As of September 30, 2021, the ERP’s pension obligation decreased by lump-sum settlement payments of $7.9 million that were distributed to participants from pension plan assets. As a result of the settlement, we were required to remeasure the ERP’s pension obligation. In connection with the remeasurement, we updated the effective discount rate assumption for the ERP’s pension obligation from 2.47% to 2.56% as of September 30, 2021. The increase in unrecognized actuarial losses from the remeasurement due to settlement payments that occurred during fiscal year 2021 was offset by increases to unrecognized actuarial gains from the freezing of all future benefit accruals of the ERP. During fiscal year 2021, the net amount of unrecognized actuarial losses recorded in accumulated other comprehensive loss on the Company’s consolidated balance sheets reclassified to other (income) expense on the consolidated statements of income related to the remeasurement was immaterial.

The Company also sponsors a number of non-U.S. defined benefit pension plans (collectively, referred to as the “non-U.S. plans”), primarily in Canada, France, Germany and the United Kingdom. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings. The Company also sponsors other retirement benefit plans for its employees in Canada. Other retirement benefit plans are non-contributory health care and life insurance plans.
The accumulated benefit obligation and projected benefit obligation for the U.S. plans are $350.6 million and $350.9 million, respectively, with plan assets of $341.1 million as of September 30, 2021. The underfunded status for the Company’s U.S. plans is $9.8 million at September 30, 2021. As of September 30, 2021, a $7.9 million decrease to the projected benefit obligation resulted from settlements that occurred in fiscal 2021. Contributions to the Company’s qualified U.S. plans totaled $1.4 million in fiscal 2021. No contributions were made to non-qualified U.S. plans in fiscal 2021. Contributions to the Company’s qualified and non-qualified U.S. plans totaled $1.7 million and $19.8 million, respectively, in fiscal 2020. There is an expected funding requirement of $0.6 million in fiscal 2022 for the qualified U.S. pension plans maintained by the Company.
The accumulated benefit obligation and projected benefit obligation for the non-U.S. plans are $217.2 million and $224.1 million, respectively, with plan assets of $205.9 million as of September 30, 2021. The underfunded status for these non-U.S. plans is $18.2 million at September 30, 2021. As of September 30, 2021, a $20.4 million decrease to the projected benefit obligation is due to divestitures that occurred in fiscal 2021. Contributions to the non-U.S. plans totaled $8.6 million and $8.3 million in fiscal 2021 and 2020, respectively. The expected funding requirement for fiscal 2022 for the non-U.S. plans is $2.3 million.

	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans
Principal assumptions as of year end	2021	2020	2021	2020
Discount rate	2.56%	2.47%	2.40%	1.90%
Rate of increase in future compensation levels	N/A (1)	4.45%	3.06%	2.90%
Assumed long-term rate of return on plan assets	5.74%	5.99%	3.20%	3.69%

(1)As a result of the plan freeze to the ERP for all future benefit accruals and participation by new or rehired employees on or after January 1, 2021, the assumed rate of increase in future compensation levels is not applicable as of September 30, 2021, as pay increases are not valued once a defined benefit pension plan is frozen.

	U.S. Post-Retirement Pension Plans		Non-U.S. Post-Retirement Pension Plans
Principal assumptions as of year end	2021	2020	2021	2020
Discount rate	2.36%	1.99%	2.87%	2.28%
Initial weighted average health care trend rate	7.30%	7.27%	5.70%	5.50%
Ultimate weighted average health care trend rate	6.00%	6.00%	4.20%	4.10%
The Company uses discount rates developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $8.4 million or increased $9.0 million, respectively. Had the discount rate increased or decreased by 25 basis points, fiscal 2021 net periodic benefit income for the pension plans would have decreased $0.4 million or increased $0.6 million, respectively. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, the Company considers the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. Had the expected return on assets increased or decreased by 25 basis points, fiscal 2021 net periodic benefit income would have increased $1.3 million or decreased $1.4 million, respectively. Other than the expected settlement of the ERP in fiscal 2022, management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2022.
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

Due to the freeze and subsequent termination of the ERP that occurred during fiscal 2021, management approved changes to the Plan’s investment policy to align our pension plan assets with our projected benefit obligation to reduce volatility by targeting an investment strategy of approximately 85 to 95% in fixed-income securities and up to approximately 20% in return-seeking assets, consisting of primarily equity securities and real estate.
Allocations by investment type are as follows:

		Actual
Plan assets allocation as of fiscal year end:	Target	2021	2020
Return-seeking assets (e.g., equity securities and real estate)	0%-20%	20.7%	39.1%
Fixed-income securities (e.g., debt securities)	85%- 95%	78.3%	57.0%
Cash	—%	1.0%	3.9%
Total		100.0%	100.0%
The following table presents the fair value of the Company’s pension plan assets as of September 30, 2021, by asset category segregated by level within the fair value hierarchy, as described in Note 20, “Fair Value Measurements” (in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Total
Investments measured at fair value by category: (5)
Return-seeking assets: (1)
U.S. equity securities	$6	$—	$6
Non-U.S. equity securities	34	—	34
Fixed-income securities: (2)
Non-U.S. foreign commercial and government bonds	—	53	53
Cash and cash equivalents (3)	5	—	5
	$45	$53	$98
Investments measured at net asset value by category: (4)
Return-seeking assets: (1)
Commingled trust funds - Non-U.S. securities			65
Non-U.S. equity securities			9
Fixed-income securities: (2)
U.S. government bonds and securities			91
U.S corporate bonds			223
Non-U.S. corporate bonds			20
Non-U.S. foreign commercial and government bonds			41
Total			$547

The following table presents the fair value of the Company’s pension plan assets as of September 30, 2020, by asset category segregated by level within the fair value hierarchy, as described in Note 20, “Fair Value Measurements” (in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Total
Investments measured at fair value by category: (5)
Return-seeking assets: (1)
U.S. equity securities	$4	$—	$4
Non-U.S. equity securities	48	—	48
Fixed-income securities: (2)
Non-U.S. foreign commercial and government bonds	—	58	58
Cash and cash equivalents (3)	22	—	22
	$74	$58	$132
Investments measured at net asset value by category: (4)
Return-seeking assets: (1)
Commingled trust funds - Non-U.S. securities			153
Non-U.S. equity securities			9
Fixed-income securities: (2)
U.S. government bonds and securities			80
U.S corporate bonds			123
Non-U.S. corporate bonds			18
Non-U.S. foreign commercial and government bonds			31
Total			$546

(1)     Level 1 return-seeking assets, which are primarily equity securities and real estate, are actively traded on U.S. and non-U.S. exchanges and are either valued using the market approach at quoted market prices on the measurement date or at the net asset value of the shares held by the plan on the measurement date based on quoted market prices.
(2)     Level 2 fixed-income securities, which are primarily debt securities, are primarily valued using the market approach at either quoted market prices, pricing models that use observable market data, or bids provided by independent investment brokerage firms.
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
(5)    No investments measured using Level 3 inputs.
Net periodic pension benefit (income) cost for the Company’s U.S. and non-U.S. defined benefit pension plans at the end of each fiscal year consisted of the following (in millions):

	Defined Benefit Pension Plans
	2021		2020		2019
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans

Service cost	$2	$5	$9	$6	$5	$3
Interest cost	6	5	10	5	7	5
Expected return on plan assets	(19)	(7)	(19)	(8)	(10)	(6)
Amortization of net loss	1	2	1	1	—	—
Curtailment/settlements (gain) loss	—	(2)	(1)	(1)	—	—
Net periodic pension benefit (income) cost	$(10)	$3	$—	$3	$2	$2

Net periodic pension benefit cost for the Company’s U.S. and non-U.S. post-retirement pension plans was less than $1 million for each of the fiscal years ended 2021, 2020 and 2019. The components of net periodic pension benefit cost other than service cost are included in other (income) expense in the consolidated statements of income.
The funded status of the defined benefit pension and post-retirement plans at the end of fiscal 2021 and 2020 were as follows (in millions):

	Defined Benefit Pension Plans				Post-Retirement Pension Plans
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Benefit Obligations
Beginning balance	$366	$248	$379	$270	$1	$14	$1	$14
Currency translation adjustment	—	10	—	5	—	1	—	—
Service cost	2	5	9	6	—	1	—	—
Interest cost	6	5	10	5	—	—	—	—
Plan participant contributions	—	1	—	1	—	—	—	—
Actuarial (gain) loss	—	(11)	10	13	—	(3)	—	1
Curtailments	—	(4)	—	(2)	—	—	—	—
Settlements	(8)	(1)	(20)	(40)	—	—	—	—
Divestitures	—	(20)	—	—	—	—	—	—
Other adjustments	1	—	—	—	1	—	—	—
Benefits paid	(16)	(9)	(22)	(10)	—	(1)	—	(1)
Ending balance	$351	$224	$366	$248	$2	$12	$1	$14
Plan Assets - Fair Value
Beginning balance	$342	$204	$318	$234	$—	$—	$—	$—
Currency translation adjustment	—	9	—	3	—	—	—	—
Realized and unrealized gain on plan assets	22	14	44	8	—	—	—	—
Plan participant contributions	—	1	—	1	—	—	—	—
Company contributions	—	8	21	8	—	1	—	1
Settlements	(8)	(1)	(19)	(40)	—	—	—	—
Divestitures	—	(20)	—	—	—	—	—	—
Other adjustments	1	—	—	—	—	—	—	—
Benefits paid	(16)	(9)	(22)	(10)	—	(1)	—	(1)
Ending balance	$341	$206	$342	$204	$—	$—	$—	$—
Funded Status
Fair value of plan assets	$341	$206	$342	$204	$—	$—	$—	$—
Benefit obligations	(351)	(224)	(366)	(248)	(2)	(12)	(1)	(14)
Net amount recognized	$(10)	$(18)	$(24)	$(44)	$(2)	$(12)	$(1)	$(14)
Amount Recognized on Consolidated Balance Sheet
Other (non-current assets)	$—	$6	$—	$4	$—	$—	$—	$—
Accrued liabilities (current)	(3)	—	(1)	(1)	—	(1)	—	(1)
Other non-current liabilities	(7)	(24)	(23)	(47)	(2)	(11)	(1)	(13)
Net amount recognized	$(10)	$(18)	$(24)	$(44)	$(2)	$(12)	$(1)	$(14)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss (gain)	$10	$14	$12	$35	$(1)	$(2)	$—	$2
Prior service cost	1	1	1	1	1	—	—	—
Ending balance	$11	$15	$13	$36	$—	$(2)	$—	$2
The accumulated benefit obligation for all pension plans was $567.8 million and $595.3 million as of September 30, 2021 and September 30, 2020, respectively.

Estimated future benefit payments expected to be paid from the pension and post-retirement benefit plans or from the Company’s assets are as follows (in millions):

Fiscal years ending September 30,
2022 (1)	$350
2023	12
2024	12
2025	12
2026	13
2027 - 2031	65

(1)     Expected benefit payments in fiscal year 2022 primarily relates to the expected liquidation of the ERP.
Defined Contribution Plans
The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s U.S. employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the fiscal years ended September 30, 2021, 2020 and 2019 was approximately $28.3 million, $25.3 million and $24.5 million, respectively.
14.    INCOME TAXES
The Company’s income from continuing operations before income taxes includes the following components for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2021	2020	2019
United States	$516	$635	$878
Foreign	199	105	185
	$715	$740	$1,063
The Company’s income tax provision (benefit) on income from continuing operations consists of the following for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2021	2020	2019
Current
Federal	$(21)	$26	$154
State	14	3	15
Foreign	7	34	54
	—	63	223
Deferred
Federal	7	29	15
State	(2)	3	2
Foreign	29	(8)	(18)
	34	24	(1)
	$34	$87	$222

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods shown below is as follows:

	Fiscal Years Ended September 30,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%

Provision to return adjustments	2.2%	(0.4)%	(0.3)%
Remeasurement of deferred tax assets and liabilities related to enacted statutory rate changes	2.1%	0.4%	(0.5)%
Gain on sale of businesses	1.4%	—%	—%
Global intangible low-taxed income	1.3%	0.4%	1.0%
Foreign tax credits	(1.2)%	(0.6)%	(1.7)%
Research and development credits	(1.2)%	(0.6)%	(0.6)%
Foreign-derived intangible income	(1.5)%	(2.8)%	(1.5)%
Resolution and settlements to uncertain tax positions	(3.2)%	(0.3)%	(0.3)%
Changes in valuation allowances impacting results (1)	(8.2)%	4.2%	6.2%
Stock compensation	(8.7)%	(10.7)%	(5.4)%
Other—net	0.7%	1.1%	3.0%
Effective income tax rate	4.7%	11.7%	20.9%

(1)     Primarily relates to the Company’s business interest expense limitation pursuant to IRC §163(j) as modified by the Tax Cuts and Jobs Act. Such provision, as modified, was effective for the Company beginning in fiscal 2019. In general, the deduction for interest expense is limited to 30% (50% as modified by the CARES Act for the Company’s fiscal 2020 and 2021) of the sum of the Company’s adjusted taxable income (“ATI”) and its business interest income. Interest expense disallowed by such limitation, in a taxable year, may be carried forward indefinitely. Based upon available evidence, a valuation allowance was recorded for the resulting carryforward to reflect the Company’s belief that it is more likely than not that such deferred tax assets will not be realized. In fiscal 2021, the Company made a tax election on its most recently filed U.S. federal income tax return allowing for the utilization of its net interest limitation carryforward. The Company recognized approximately $69.0 million of benefit from the release of the valuation allowance, applicable to such carryforward, for the fiscal year ended September 30, 2021.
The components of the deferred taxes consist of the following (in millions):

	September 30, 2021	September 30, 2020
Deferred tax assets (liabilities):
Intangible assets	$(814)	$(730)
Property, plant and equipment	(32)	(59)
Employee benefits	107	110
Interest rate swaps and caps	69	92
Net operating losses	58	54
Loss contract reserves	51	55
Inventories	45	41
U.S. income tax credits	31	17
Interest expense limitation	28	87
Non-U.S. income tax credits	20	21
Environmental reserves	11	12
Product warranty reserves	7	10
Other	8	9
Total	(411)	(281)
Add: Valuation allowance	(74)	(132)
Total net deferred tax assets (liabilities)	$(485)	$(413)

At September 30, 2021, the Company has state net operating loss carryforwards of approximately $1,491.8 million, German net operating loss carryforwards of $41.2 million and United Kingdom net operating loss carryforwards of approximately $39.6 million that expire in various tax years from 2021 to 2039. The Company has U.S. and non-U.S. tax credit carryforwards of $50.7 million that expire beginning in 2025.
The deferred tax assets for the interest expense limitation, net operating losses, and tax credit carryforwards are reduced by a valuation allowance for the amount of such assets that the Company believes will not be realized.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations for years before fiscal 2017. The Company is currently under examination for its federal income taxes in Canada for fiscal years 2013 through 2019, in France for fiscal years 2018 through 2019 and in Germany for fiscal years 2014 through 2017. The Company expects the examinations in France to be completed during fiscal 2022. In addition, the Company is subject to state income tax examinations for fiscal years 2015 and later.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2021	2020
Balance at October 1	$41	$37

Additions based on tax positions related to the prior year	—	7
Additions based on tax positions related to the current year	2	2
Reductions based on tax positions related to the prior year	(18)	(1)
Settlement with tax authorities	(4)	(2)
Lapse in statute of limitations	(2)	(2)
Balance at September 30	$19	$41
Unrecognized tax benefits at September 30, 2021 and 2020, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $19.1 million and $40.9 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2021 and 2020. As of September 30, 2021 and 2020, the Company accrued $4.9 million and $8.7 million, respectively, for the potential payment of interest and penalties. Within the next 12 months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $3.0 million resulting from the resolution or closure of tax examinations. Any increase in the amount of unrecognized tax benefits within the next 12 months is not expected to be material.

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
Litigation Claims – We, as a nominal defendant, and certain of our current or former directors, are defendants in a shareholder derivative action captioned Sciabacucchi v Howley, et al. (Del. Chancery Court). The case was filed on November 1, 2021. The plaintiff alleges that the defendants breached their fiduciary duties, that the directors engaged in corporate waste and that the directors and our former Executive Chair and Chief Executive Officer were unjustly enriched in connection with the compensation paid to them. The plaintiff seeks attorney fees and equitable remedies such as rescission of compensation and changes in corporate policies, as well as unspecified monetary damages. Although we are only a nominal defendant in the derivative action, we could have indemnification obligations and/or be required to advance the costs and expenses of the officer and director defendants in the action. We do not expect this matter to have a material adverse impact on our financial condition or results of operations.
Environmental Liabilities – Our operations and facilities are subject to a number of federal, state, local and foreign environmental laws and regulations that govern, among other things, discharges of pollutants into the air and water, the generation, handling, storage and disposal of hazardous materials and wastes, the remediation of contamination and the health and safety of our employees. Environmental laws and regulations may require that the Company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. Certain facilities and third-party sites utilized by the Company have been identified as potentially responsible parties under the federal superfund laws and comparable state laws. The Company is currently involved in the investigation and remediation of a number of sites under applicable laws.
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
Accordingly, as investigation and remediation proceed, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations or cash flows in a given period. Based on currently available information, however, the Company does not believe that future environmental costs in excess of those accrued with respect to sites for which the Company has been identified as a potentially responsible party are likely to have a material adverse effect on the Company’s financial condition or results of operations.
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
The Company’s consolidated balance sheets includes current environmental remediation obligations at September 30, 2021 and 2020 of $8.2 million and $7.9 million classified as a component of accrued and other current liabilities, respectively, and non-current environmental remediation obligations at September 30, 2021 and 2020 of $40.7 million and $43.1 million classified as a component of other non-current liabilities, respectively.
Leach International Europe (Facility Fire) – On August 8, 2019, a fire caused significant damage to the Niort, France operating facility of the Leach International Europe subsidiary, which is reported within the Company’s Power & Control segment. The facility as well as certain machinery, equipment and inventory sustained damage. The Company suspended operations at the Niort facility as a result of the fire; however, had transferred certain operations to temporary facilities until operations were fully restored at the rebuilt facility. The new facility was completed in December 2020 and was fully operational as of March 2021.

The Company’s insurance covers damage to the facility, equipment, inventory, and other assets, at replacement cost, as well as business interruption losses and other incremental costs resulting from the disruption of operations caused by the fire, subject to a $1 million deductible and certain sub-limits based on the nature of the covered item. Anticipated insurance recoveries related to losses and incremental costs incurred were recognized when receipt was probable. Anticipated insurance recoveries in excess of net book value of the damaged property and inventory were recorded once all contingencies relating to the claim had been resolved.
During fiscal 2021, the insurance claim, inclusive of property, business interruption and incremental costs of working, was settled for $88 million, net of the $1 million deductible. A gain of $24 million was recorded to other income during fiscal 2021, of which $19 million represents the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory and $5 million represents the insurance proceeds received in excess of previously recorded receivables for business interruption and incremental costs of working.
Of the approximately $58 million in cash proceeds received in fiscal 2021 relating to the insurance claim and final settlement of the claim, $24 million was included in net cash used in investing activities and $34 million was included in net cash provided by operating activities within the consolidated statements of cash flows based on the nature of the insurance reimbursements. In fiscal 2020, approximately $28 million in cash proceeds was received as an initial advance under the property insurance claim. All of the proceeds received in fiscal 2020 were included in net cash provided by operating activities within the consolidated statements of cash flows based on the nature of the insurance reimbursements.
16.    CAPITAL STOCK
TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2021 and 2020 was 59,403,100 and 58,612,028, respectively. The total number of shares held in treasury was 4,198,226 at September 30, 2021 and 2020. There were no shares of preferred stock outstanding at September 30, 2021 and 2020. The terms of the preferred stock have not been established.
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. During March 2020, the Company repurchased 36,900 shares of its common stock at a gross cost of $18.9 million at the weighted average cost of $512.67 under the program. No repurchases were made under the program during the fiscal year ended September 30, 2021. As of September 30, 2021, the remaining amount of repurchases allowable under the program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
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
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive plans, restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic, foreign currency gains and losses, acquisition-integration costs, acquisition and divestiture transaction-related expenses, and refinancing costs. COVID-19 restructuring costs represent actions taken by the Company to reduce its workforce to align with customer demand, as well as incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment). Acquisition and divestiture-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for both acquisitions and divestitures comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The accounting policies for each segment are the same as those described in the summary of significant accounting policies in the Company’s consolidated financial statements. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation. Intersegment sales were immaterial for the periods presented below. Corporate consists of our corporate offices. Corporate office expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. Corporate assets consist primarily of cash and cash equivalents. Corporate expenses and assets reconcile reportable segment data to the consolidated totals. An immaterial amount of corporate expenses are allocated to the operating segments.

The following table presents net sales by reportable segment (in millions):

	Fiscal Years Ended September 30,
	2021	2020	2019
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$527	$623	$686
Commercial and non-aerospace aftermarket	576	673	769
Defense	1,447	1,399	1,281
Total Power & Control	2,550	2,695	2,736

Airframe
Commercial and non-aerospace OEM	591	783	836
Commercial and non-aerospace aftermarket	550	689	865
Defense	942	781	628
Total Airframe	2,083	2,253	2,329

Total Non-aviation	165	155	158

Net sales	$4,798	$5,103	$5,223
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Fiscal Years Ended September 30,
	2021	2020	2019
EBITDA As Defined
Power & Control	$1,319	$1,345	$1,395
Airframe	878	955	1,063
Non-aviation	62	54	51
Total segment EBITDA As Defined	2,259	2,354	2,509
Less: Unallocated corporate expenses	70	76	90
Total Company EBITDA As Defined	2,189	2,278	2,419
Depreciation and amortization expense	253	283	225
Interest expense, net	1,059	1,029	859
Acquisition and divestiture-related costs	35	31	169
Non-cash stock compensation expense	129	93	93
Refinancing costs	37	28	3
COVID-19 pandemic restructuring costs	40	54	—
Gain on sale of businesses, net	(69)	—	—
Other, net	(10)	20	7
Income from continuing operations before income taxes	$715	$740	$1,063

The following table presents capital expenditures and depreciation and amortization by segment (in millions):

	Fiscal Years Ended September 30,
	2021	2020	2019
Capital expenditures
Power & Control	$65	$89	$50
Airframe	37	10	48
Non-aviation	2	4	3
Corporate	1	2	1
	$105	$105	$102
Depreciation and amortization
Power & Control	$107	$117	$99
Airframe	139	157	119
Non-aviation	6	7	6
Corporate	1	2	2
	$253	$283	$226
The following table presents total assets by segment (in millions):

	September 30, 2021	September 30, 2020
Total assets
Power & Control	$6,980	$7,005
Airframe	7,472	6,575
Non-aviation	229	251
Corporate	4,634	4,564
	$19,315	$18,395
Geographic Area Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net and operating lease right-of-use assets. Net sales and long-lived assets of individual countries outside of the United States are not material.
The following table presents net sales by geographic area (in millions):

	September 30, 2021	September 30, 2020
Net sales
United States	$3,096	$3,407
Foreign Countries	1,702	1,696
	$4,798	$5,103
The following table presents long-lived assets by geographic area (in millions):

	September 30, 2021	September 30, 2020
Long-lived assets
United States	$608	$600
Foreign Countries	256	255
	$864	$855

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
Non-cash stock compensation expense recognized by the Company during the fiscal years ended September 30, 2021, 2020 and 2019 was $128.9 million, $92.7 million and $93.4 million, respectively.
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2021, 2020 and 2019 was $193.47, $157.41 and $114.43, respectively.
Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods, adjusted for expected forfeitures. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2021, there was approximately $55.0 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 1.3 years.
On September 25, 2020, the Compensation Committee of the Board of Directors determined to allow the portion of options granted in fiscal 2020 with a scheduled vesting date in 2020 to vest, effective September 30, 2020, notwithstanding that performance criteria for such options would not be met. This action impacted options granted to approximately 85 individuals, including all of the independent directors and certain executive officers. This action was treated as a modification for accounting purposes under ASC 718. An additional $2.5 million of stock compensation expense for fiscal 2020 resulted from this modification.
On November 10, 2020, the Compensation Committee of the Board of Directors approved the Company’s established performance criteria required to be achieved for the options granted in fiscal 2020 and in fiscal 2021 with a scheduled vesting date of September 30, 2021. This action resulted in a modification for accounting purposes under ASC 718 for the options granted in fiscal 2020, consisting of 64 individuals, including all of the independent directors and certain executive officers. An additional $8.5 million of stock compensation expense for fiscal 2021 resulted from this modification.
The fair value of the Company’s employee stock options was estimated at the date of grant or modification using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2021	2020	2019
Risk-free interest rate	0.42% to 0.86%	0.26% to 1.65%	2.33% to 3.03%
Expected life of options	5.5 years	5 to 5.5 years	5.5 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	36%	25% to 39%	25%
The risk-free interest rate is based upon the U.S. Treasury bond rates as of the grant or modification date. The average expected life of stock-based awards is based on the Company’s actual historical exercise experience. Expected volatility of stock was calculated using a rate based upon the historical volatility of TransDigm’s common stock up to the date of grant or date of modification. The Company estimates stock option forfeitures based on historical data. The total number of stock options expected to vest is adjusted by actual and estimated forfeitures. Changes to the actual and estimated forfeitures will result in a cumulative adjustment in the period of change. Notwithstanding the special cash dividends declared and paid from time to time, the Company historically has not declared and paid regular cash dividends and does not anticipate declaring and paying regular cash dividends in future periods; thus, no dividend rate assumption is used.
The total fair value of options vested during fiscal years ended September 30, 2021, 2020 and 2019 was $92.0 million, $97.2 million and $37.7 million, respectively. The significant increase in the total fair value of options vested during fiscal years 2021 and 2020 compared to fiscal year 2019 resulted from substantially more options vesting and increase in the grant date fair value, particularly between fiscal 2019 and fiscal 2020.
2019 Stock Option Plan
In August 2019, the Board of Directors of TD Group adopted a new stock option plan, which was subsequently approved by stockholders on October 3, 2019. The 2019 stock option plan permits TD Group to award stock options to our key employees, directors or consultants. The total number shares of TD Group common stock reserved for issuance or delivery under the 2019 stock option plan is 4,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. No grants have been made from TD Group’s 2019 stock option plan as of September 30, 2021.

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
Performance Vested Stock Options—Generally all of the options granted through September 30, 2021 under the 2014 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, generally all of the options granted will vest based on the Company’s achievement of established operating performance goals. As of September 30, 2021, the operating performance goals have not been determined on the portion of options granted in fiscal 2021 and 2020 with a scheduled vesting date of September 30, 2022 and beyond due to the uncertainty on the Company’s financial results from the COVID-19 pandemic. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2021:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2020	3,613,857	$364.79
Granted	811,308	573.65
Exercised	(101,638)	328.42
Forfeited	(120,604)	464.43
Expired	—	—
Outstanding at September 30, 2021	4,202,923	$403.12	7.1 years	$930,737,298
Expected to vest	725,302	$351.88	6.9 years	$197,784,390
Exercisable at September 30, 2021	2,458,305	$352.13	6.5 years	$669,740,614
At September 30, 2021, there were 626,294 remaining shares available for award under TD Group’s 2014 stock option plan.
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
Performance Vested Stock Options—All of the options granted under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2021:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2020	2,235,680	$170.97
Granted	—	—
Exercised	(687,075)	137.75
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2021	1,548,605	$185.71	2.9 years	$679,627,029
Exercisable at September 30, 2021	1,548,605	$185.71	2.9 years	$679,627,029
The 2006 stock incentive plan expired on March 14, 2016 and no further shares were granted under the plan thereafter.

2003 Stock Option Plan
Certain executives and key employees of the Company were granted stock options under TD Group’s 2003 stock option plan. All shares had been issued as of September 30, 2013. As of September 30, 2020, 829 options were outstanding and exercisable at a weighted average price per option of $130.09. As of September 30, 2021, no shares were outstanding or exercisable under our 2003 stock incentive plan.
The total intrinsic value of performance options exercised during the fiscal years ended September 30, 2021, 2020 and 2019 was $355.3 million, $394.2 million and $240.2 million, respectively.
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
Dividend equivalent payments on vested options were $72.5 million, $184.9 million and $111.0 million during the fiscal years ended September 30, 2021, 2020 and 2019, respectively. At September 30, 2021, there was $45.9 million recorded in accrued and other current liabilities and $30.9 million accrued in other non-current liabilities on the consolidated balance sheets related to future dividend equivalent payments.
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
The components of lease expense for the fiscal years ended September 30, 2021 and 2020 are as follows (in millions):

		Fiscal Years Ended September 30,
	Classification	2021	2020
Operating lease cost	Cost of Sales or Selling and Administrative Expenses	$29	$29
Finance lease cost
Amortization of leased assets	Cost of Sales	4	3
Interest on lease liabilities	Interest Expense - Net	6	4
Total lease cost		$39	$36

Supplemental cash flow information related to leases for the fiscal years ended September 30, 2021 and 2020 is as follows (in millions):

	Fiscal Years Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$29	$29
Operating cash outflows from finance leases	6	4
Financing cash outflows from finance leases	2	2

Lease assets obtained in exchange for new lease obligations:
Operating leases	$41	$32
Financing leases	25	—
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	September 30, 2021	September 30, 2020
Operating Leases
Operating lease right-of-use assets	Other assets	$94	$103

Current operating lease liabilities	Accrued and other current liabilities	20	22
Long-term operating lease liabilities	Other non-current liabilities	79	87
Total operating lease liabilities		$99	$109

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment - net	$104	$67

Current finance lease liabilities	Accrued and other current liabilities	2	2
Long-term finance lease liabilities	Other non-current liabilities	98	55
Total finance lease liabilities		$100	$57
As of September 30, 2021, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	8.1 years
Finance leases	21.7 years

Weighted-average discount rate
Operating leases	6.0%
Finance leases	7.2%
    Maturities of lease liabilities at September 30, 2021 are as follows (in millions):

	Operating Leases	Finance Leases
2022	$24	$8
2023	19	9
2024	16	9
2025	13	9
2026	10	9
Thereafter	45	171
Total future minimum lease payments	127	215
Less: imputed interest	28	115
Present value of lease liabilities reported	$99	$100

20.    FAIR VALUE MEASUREMENTS
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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		September 30, 2021		September 30, 2020
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$4,787	$4,787	$4,717	$4,717
Interest rate cap agreements (1)	2	8	8	—	—
Liabilities:
Interest rate swap agreements (2)	2	100	100	56	56
Interest rate swap agreements (3)	2	180	180	328	328
Foreign currency forward exchange contracts (2)	2	4	4	1	1
Short-term borrowings - trade receivable securitization facility (4)	2	349	349	349	349
Long-term debt, including current portion:
Term loans (4)	2	7,318	7,268	7,378	7,004
Revolving credit facility (4)	2	200	200	200	200
2024 Notes (4)	1	—	—	1,195	1,194
2025 Notes (4)	1	—	—	750	743
2025 Secured Notes (4)	1	1,093	1,170	1,091	1,194
6.375% 2026 Notes (4)	1	945	981	944	948
6.875% 2026 Notes (4)	1	494	527	493	500
2026 Secured Notes (4)	1	4,359	4,593	4,350	4,604
7.50% 2027 Notes (4)	1	546	578	545	569
5.50% 2027 Notes (4)	1	2,632	2,730	2,629	2,554
4.625% 2029 Notes (4)	1	1,190	1,196	—	—
4.875% 2029 Notes (4)	1	743	751	—	—
Government refundable advances	2	29	29	28	28
Finance lease obligations	2	100	100	57	57

(1)Included in other assets on the consolidated balance sheets.
(2)Included in accrued and other current liabilities on the consolidated balance sheets.
(3)Included in other non-current liabilities on the consolidated balance sheets.
(4)The carrying amount of the debt instrument is presented net of the debt issuance costs, premium and discount. Refer to Note 12, “Debt,” for gross carrying amounts.
The Company values its financial instruments using an industry standard market approach, in which prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized or disclosed using unobservable inputs (i.e., Level 3).
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
The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s senior secured credit facility. The estimated fair values of the Company’s notes were based upon quoted market prices. There has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any significant impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at September 30, 2021 and 2020.
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
All derivative financial instruments are recorded at fair value in the consolidated balance sheets. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the consolidated balance sheets in accumulated other comprehensive loss to the extent the derivative is effective in mitigating the exposure related to the anticipated transaction. The change in the fair value related to the ineffective portion of the hedge, if any, is immediately recognized in earnings. The amount recorded within accumulated other comprehensive loss is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings.
Interest Rate Swap and Cap Agreements – Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under U.S. GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense-net in the consolidated statements of income.

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
Certain derivative asset and liability balances are offset where master netting agreements provide for the legal right of setoff. For classification purposes, we record the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net non-current asset or liability. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the consolidated balance sheets and the net amounts of assets and liabilities presented therein (in millions):

	September 30, 2021		September 30, 2020
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$8	$—	$—	$—
Interest rate swap agreements	—	(280)	—	(384)
Net derivatives as classified in the consolidated balance sheet (1)	$8	$(280)	$—	$(384)

(1)Refer to Note 20, "Fair Value Measurements," for the consolidated balance sheets classification of our interest rate swap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of September 30, 2021, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense-net within the next 12 months is approximately $101.8 million.
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

Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At September 30, 2021, the Company had outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $125.7 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at September 30, 2021 is 12 months. These notional values consist of contracts for the Canadian dollar and the European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the fiscal year ended September 30, 2021, the gains reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales in the consolidated statements of income was $3.6 million. The gains were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit. During the fiscal year ended September 30, 2021, the gains recorded as a component of other (income) expense related to the ineffective portion of the foreign currency forward exchange contracts designated as cash flow hedges were immaterial.
As of September 30, 2021, the Company expects to record a net loss of approximately $3.6 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next 12 months.
22.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the fiscal years ended September 30, 2021, 2020 and 2019 (in millions):

	Unrealized (losses) gains on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity (2)	Currency translation adjustment	Total
Balance at September 30, 2019	$(172)	$(40)	$(167)	$(379)
Current-period other comprehensive (loss) gain	(130)	32	76	(22)
Balance at September 30, 2020	(302)	(8)	(91)	(401)
Current-period other comprehensive gain (loss) before reclassification	68	(10)	90	148
Amounts reclassified from AOCI related to derivative instruments	5	—	—	5
Net current-period other comprehensive gain (loss)	73	(10)	90	153
Balance at September 30, 2021	$(229)	$(18)	$(1)	$(248)

(1)Represents unrealized (losses) gains on derivatives designated and qualifying as cash flow hedges, net of tax (benefit) expense of $(23) million, $36 million and $70 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
(2)Defined benefit pension plan and other post-retirement plan activity represents pension liability adjustments, net of tax (benefit) expense of $(8) million, $(1) million and $9 million for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. Amounts reclassified from AOCI related to defined benefit pension plan and other post-retirement plan activity were immaterial for the fiscal year ended September 30, 2021.
A summary of reclassifications out of accumulated other comprehensive loss for the fiscal year ended September 30, 2021 is provided below (in millions):

Description of reclassifications out of accumulated other comprehensive loss	Amount Reclassified
Amortization from redesignated interest rate swap and cap agreements (1)	$2
Gains from settlement of foreign currency forward exchange contracts (2)	4
Deferred tax expense on reclassifications out of accumulated other comprehensive loss	(1)
Amounts reclassified into earnings, net of tax	$5

(1)This component of accumulated other comprehensive loss is included in interest expense-net. Refer to Note 21, “Derivatives and Hedging Activities,” for additional information.
(2)This component of accumulated other comprehensive loss is included in net sales. Refer to Note 21, “Derivatives and Hedging Activities,” for additional information.

23.    DISCONTINUED OPERATIONS
The table below summarizes income from discontinued operations, net of tax, for the fiscal years ended September 30, 2020 and 2019 (in millions):

	Fiscal Years Ended September 30,
	2020	2019
Net sales	$79	$294
Income from discontinued operations, before income taxes	11	—
Income tax provision (benefit)	4	(13)
Income from discontinued operations, net of tax	7	13
Gain from sale of discontinued operations, net of tax	40	38
Income from discontinued operations, net of tax (1)	$47	$51

(1)No divestitures occurring in the fiscal year ended September 30, 2021 met the criteria to qualify as discontinued operations under U.S. GAAP as none represented a strategic shift that has or will have a major affect on TransDigm's operations and financial results. Refer to Note 2, "Acquisitions and Divestitures," for additional disclosures on the Company's fiscal 2021 divestitures.
Fiscal Year 2020 Divestitures & Discontinued Operations – On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm’s Non-aviation segment. The divestiture represented a strategic shift in TransDigm’s business and, in accordance with U.S. GAAP, qualified as discontinued operations. Therefore, the results of operations of Souriau-Sunbank are presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired.
Income from discontinued operations, net of tax, for the fiscal year ended September 30, 2020 was $47 million and included $7 million from the results of operations of Souriau-Sunbank and a gain on the sale of Souriau-Sunbank, net of tax, of $40 million.
Fiscal Year 2019 Divestitures & Discontinued Operations – On September 20, 2019, TransDigm completed the divestiture of its EIT group of businesses to an affiliate of KPS Capital Partners, LP for approximately $190 million. EIT was acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation in March 2019 and was included in TransDigm’s Non-aviation segment. The divestiture represented a strategic shift in TransDigm’s business and, in accordance with U.S. GAAP, qualified as discontinued operations. Therefore, the results of operations of EIT were presented in discontinued operations in the accompanying consolidated financial statements for all periods presented since the date acquired.
Income from discontinued operations, net of tax, for the fiscal year ended September 30, 2019 was $51 million and included $13 million from the results of operations of Souriau-Sunbank and the EIT group of businesses and a gain on the sale of the EIT group of businesses, net of tax, of $38 million.
Souriau-Sunbank’s net sales, (loss) from discontinued operations, before income taxes, and income tax (benefit) were $199 million, $(17) million and $(14) million, respectively, for the fiscal year ended September 30, 2019. The EIT group of businesses net sales, income from discontinued operations, before income taxes, and income tax expense were $95 million, $17 million and $1 million, respectively, for the fiscal year ended September 30, 2019.
Cash related to discontinued operations, which was excluded from the consolidated statement of cash flows, included net cash provided by operating activities of $35 million and net cash used in investing activities of $11 million.

TRANSDIGM GROUP INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
(Amounts in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Divestitures & Deductions from Reserve (1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions & Purchase Price Adjustments
Year Ended September 30, 2021
Allowance for uncollectible accounts	$37	$—	$—	$(7)	$30
Inventory valuation reserves	178	42	10	(36)	194
Valuation allowance for deferred tax assets	132	(58)	—	—	74
Year Ended September 30, 2020
Allowance for uncollectible accounts	$17	$21	$3	$(4)	$37
Inventory valuation reserves	124	34	37	(17)	178
Valuation allowance for deferred tax assets	118	15	(1)	—	132
Year Ended September 30, 2019
Allowance for uncollectible accounts	$5	$5	$9	$(2)	$17
Inventory valuation reserves	99	17	17	(9)	124
Valuation allowance for deferred tax assets	47	40	31	—	118

(1)The amounts in this column represent the impact from divestitures, charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2021

EXHIBIT NO.	DESCRIPTION
3.121	Certificate of Formation, filed September 30, 2021, of North Hills Signal Processing Overseas LLC
3.122	Limited Liability Company Agreement of North Hills Signal Processing Overseas LLC
10.4	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Michael Lisman*
10.10	Amendment to Employment Agreement, dated November 16, 2021, between TransDigm Group Incorporated and Jorge Valladares*
10.11	Employment Agreement, dated November 10, 2018, between TransDigm Group Incorporated and Sarah Wynne*
10.12	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Sarah Wynne*
10.27	Form of Stock Option Agreement for options awarded in fiscal 2021*
10.54
Thirteenth Amendment to the Receivables Purchase Agreement dated as of July 26, 2021, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**

21.1	Subsidiaries of TransDigm Group Incorporated
22.1	Listing of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
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

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

*	Indicates management contract or compensatory plan contract or arrangement.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.