Form 10-K/A
period 2021-09-30
TransDigm Group INC
filed 2022-01-28
CIK 1260221

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
Documents incorporated by reference: None

EXPLANATORY NOTE
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms, unless the context otherwise requires, refer to TD Group, together with TransDigm Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. Unless otherwise specified, references to “fiscal year” means the year ending or ended September 30. For example, “fiscal year 2021,” “fiscal 2021” or “2021” means the period from October 1, 2020 to September 30, 2021.
This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2021, is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended September 30, 2021, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. The Company expects to hold its annual meeting in June or July 2022; accordingly the Company expects to mail its proxy statement in May 2022. In addition, pursuant to Rule 13a-14(a) under the Exchange Act, the Company is amending Item 15 of Part IV of the Annual Report to update the exhibit list and to include certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on November 16, 2021 or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following sets forth information concerning TD Group’s Board of Directors (the “Board”):
David Barr, 58, has been a director since 2017. He also served as a director from 2003 to 2011. Mr. Barr serves on the Nominating and Corporate Governance Committee. Mr. Barr is Managing Director of Bessemer Investors, a family owned private capital fund. Formerly, Mr. Barr served as Managing Director of Warburg Pincus LLC, a private equity fund, from 2001 to 2017. Through his private equity leadership experience, including as a former Managing Director of Warburg Pincus LLC, as well as Co-Head of its Industrial and Business Services Team and member of its Executive Management Group, Mr. Barr brings a private equity philosophy to the Board consistent with the Company’s management approach. Mr. Barr also has extensive public company experience. Mr. Barr does not currently serve on any other public company boards. In the past five years, Mr. Barr served on the boards of Builders FirstSource, Inc., a Nasdaq supplier of building products and services, through December 31, 2020, and ARAMARK Holdings Corp., an NYSE listed provider of food, facilities and uniform services, through February 2016.
Jane Cronin, 54, has been a director since June 30, 2021. Ms. Cronin serves on the Audit Committee (having joined the Committee in October 2021). Ms. Cronin is Senior Vice President and Corporate Controller of Sherwin Williams Company, a manufacturer, developer, distributor and seller of paint, coatings and related products. Ms. Cronin has served in her current role since 2016. Prior to that, Ms. Cronin held roles of increasing responsibility at Sherwin Williams Company, including Vice President, Internal Audit and Loss Prevention, and Vice President – Controller, Diversified Brands division. Ms. Cronin was deemed to be valuable to the Board because of her status and experience as a current accounting officer of a large public company in the manufacturing industry and her experience with acquisition integration. Her service on the Board also provides increased diversity that the Board deems important. Ms. Cronin does not serve on any other public company boards.
Mervin Dunn, 68, has been a director since 2009. Mr. Dunn serves on the Compensation Committee and the Nominating and Corporate Governance Committee; he was chair of the latter committee to October 2021. Since 2013, Mr. Dunn has been an Operating Advisor of Clearlake Capital Group, a private investment firm, and President and Chief Executive Officer of Merv Dunn Management & Consulting, LLC, a private management consulting company. Formerly, Mr. Dunn was Chief Executive Officer (2016 – 2017) and Co-Chairman of the Board (2013 – 2016) of Futuris Group of Companies Ltd., a privately held automotive supplier. Mr. Dunn is the retired Chief Executive Officer of Commercial Vehicle Group, Inc., a Nasdaq-listed supplier of systems for the commercial vehicle market, a role he held from 1999 – 2013. Mr. Dunn brings to the Board his extensive acquisition experience and experience with domestic and international management of an engineered product business, as well as his experience being the chief executive officer of a public company, all of which are useful to the Board. Mr. Dunn does not serve on any other public company boards.
Michael Graff, 70, has been a director since 2003. Mr. Graff is Chair of the Compensation Committee. Mr. Graff is a Senior Advisor at Warburg Pincus LLC, a private equity firm. Prior to 2020, he was a Managing Director of Warburg Pincus since 2003. Formerly he was President and Chief Operating Officer of Bombardier Aerospace, an aerospace manufacturer. Mr. Graff brings to the Board a knowledge of acquisitions and capital market transactions and significant public company board experience, both acquired through his positions with Warburg Pincus. Additionally, with his aerospace industry experience, and his previous management consulting background at McKinsey, Mr. Graff’s industry and management perspective is valuable to the Board. Mr. Graff does not currently serve on any other public company boards. In the last five years, Mr. Graff served on the board of Builders FirstSource, Inc., a Nasdaq listed manufacturer and distributor, through July 2016.
Sean Hennessy, 64, has served as a director since 2006. Mr. Hennessy is Chair of the Audit Committee and serves on the Compensation Committee and the Executive Committee. Mr. Hennessy is the retired Senior Vice President, Corporate Planning, Development & Administration of Sherwin Williams Company, a manufacturer and distributor of coatings and related products, serving in that role from 2017 – 2018 in connection with the company’s integration of its Valspar acquisition. Prior to that, Mr. Hennessy served as Chief Financial Officer of Sherwin Williams Company from 2001 – 2016. He is a certified public accountant. As a certified public accountant and former chief financial officer of a public company engaged in manufacturing, Mr. Hennessy’s finance background and public company experience is valuable and critical for his service on the Board and as Chair of the Audit Committee. Mr. Hennessy has served on the board of Perimeter Solutions, SA, an NYSE-listed manufacturer of highly engineered forest fire retardant and suppressant chemicals and equipment and oil additives since November 2021.

W. Nicholas Howley, 69, was a co-founder of the Company in 1993 and has been Chairman of the Board of TD Group since 2003. He was employed as Executive Chairman of TD Group from 2018 – August 2021 and served as President and/or Chief Executive Officer of TD Group from 2003 – 2018 and of TransDigm Inc. from 1998 – 2018. Mr. Howley serves on the Executive Committee. As a TransDigm co-founder, Mr. Howley brings to the Board an extensive understanding of TransDigm’s business. Mr. Howley has played an integral role in TransDigm’s establishment and implementation of its core strategy on an ongoing basis and in its rapid and strategic growth. Mr. Howley has served on the board of Perimeter Solutions, SA, an NYSE-listed manufacturer of highly engineered forest fire retardant and suppressant chemicals and equipment and oil additives since November 2021. In the last five years, Mr. Howley served on the board of EverArc Holdings Limited, a cash shell company listed on the London Stock Exchange, through November 2021 when it merged with Perimeter Solutions.
Raymond Laubenthal, 60, has served on the Board since 2015. Mr. Laubenthal does not serve on any committees. Mr. Laubenthal is the retired President and Chief Operating Officer of TD Group, serving as COO from 2005 through 2014. Formerly, Mr. Laubenthal was an employee of TransDigm Inc. or its subsidiaries since its inception in 1993. As a retired long-time management employee of the Company, Mr. Laubenthal brings to the Board an intimate knowledge of the Company and industry. Mr. Laubenthal does not serve on any other public company boards.
Gary E. McCullough, 63, has served on the Board since 2017. Mr. McCullough is Chair of the Nominating and Corporate Governance Committee (since October 2021) and serves on the Audit Committee. Mr. McCullough has been an advisor to Abundant Venture Partners, a venture capital company, and to various other early stage companies, since 2012. Formerly, Mr. McCullough served as Chief Executive Officer of Advertising Resources, Inc., a private company that provided design and packaging co-manufacturing and logistics for consumer package goods companies from 2014 – 2017. Prior to that, Mr. McCullough served as President & Chief Executive Officer of Career Education Corporation, a publicly traded education services company, as well as serving in management positions in increasing responsibility at Ross Products, Abbott Laboratories, Wm. Wrigley Jr. Company and The Procter & Gamble Company. Mr. McCullough brings to the Board public company leadership and public company board experience. Mr. McCullough was previously President & Chief Executive Officer and served on the board of directors of Career Education Corporation, a publicly traded education services company, served on the board of directors of Sherwin Williams Company from 2002 – 2011, where he served on the audit committee during his entire tenure and served as the audit committee chair during 2011, and served as a co-chair of the Advisory Council for Legacy Acquisition Corporation, a special purpose acquisition company (“SPAC”) traded on the NYSE, until it consummated a business combination in November 2020. His service on the Board also provides increased diversity that the Board deems important. Mr. McCullough has served on the board of Commercial Metals Company, an NYSE-listed manufacturer, recycler, fabricator and provider of steel and metal products and related materials and services, since October 2021.
Michele Santana, 51, has served on the Board since 2018. Ms. Santana serves on the Audit Committee and the Nominating and Corporate Governance Committee. Ms. Santana has been Chief Financial Officer of Bedrock Manufacturing Company, an investment firm that focuses on retail brands including Shinola (a manufacturer of watches and lifestyle goods) and Filson (a manufacturer of high end outdoor clothing and accessories), since November 2021. Prior to that, Ms. Santana was Chief Financial Officer of Majestic Steel, a privately held steel company (November 2019 – October 2021) and Chief Financial Officer of Signet Jewelers, an NYSE-listed retail jeweler, from 2014 – 2019. Prior to that, Ms. Santana was Senior Vice President and Controller of Signet and previously had 14 years of public accounting experience. Ms. Santana is a certified public accountant. Ms. Santana brings to the Board financial and business expertise with her prior experience as a chief financial officer of a large public company combined with her significant experience as a public accountant at KPMG. Her service on the Board also provides increased diversity that the Board deems important. Ms. Santana does not serve on any other public company boards.
Robert Small, 55, has served on the Board since 2010. Mr. Small is a member of the Compensation Committee and served on the Audit Committee until October 2021. Mr. Small has been a Managing Director of Berkshire Partners LLC, a private equity investment firm, since 2000 and initially joined the firm in 1992. Since its inception in 2007, Mr. Small has been a Managing Director of Stockbridge Partners LLC, a specialized investment group affiliated with Berkshire focused on marketable securities. Mr. Small brings to the Board a knowledge of acquisitions and capital market transactions, based on 30 years of experience in the private equity industry, as well as a breadth of board experience. Mr. Small is or has been a director of several of Berkshire’s portfolio companies, including having previously served as a director of Hexcel Corporation, a composite materials producer primarily for aerospace applications, which is publicly traded on the NYSE. Mr. Small does not serve on any other public company boards.

John Staer, 70, has served on the Board since 2012. Mr. Staer serves on the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Staer retired as Chief Executive Officer of Satair A/S, a suibsidiary of Airbus, and a distributor of aerospace products, including parts manufactured by the Company, a role he held from 1993 – 2013. Mr. Staer is valuable to the Board because of his industry experience, international experience (including extensively in Europe and the Pacific Rim), mergers and acquisitions experience, experience as a chief executive officer and chief financial officer, his finance background and his experience as a public company board member. Mr. Staer does not serve on any other public company boards. In the last five years, Mr. Staer served on the Boards of EverArc Holdings Limited, a cash shell company listed on the London Exchange, through November 2021, and Dalhoff Larsen & Homeman A/S, a Danish public company that is a supplier of timber and wood products, through April 2017.
Kevin Stein, 55, has been on the Board since 2018. Mr. Stein does not serve on any committees. Mr. Stein has been Chief Executive Officer of TD Group since April 2018 and President since January 2017. He also served as Chief Operating Officer from January 2017 – March 2018. Prior to that, he was Chief Operating Officer of TransDigm’s Power and Controls segment from October 2014 – December 2016. Prior to that, Mr. Stein was President of the Structurals Division and Executive Vice President of Precision Cast Parts from 2009 – 2014. Mr. Stein was added to the Board in connection with his promotion to Chief Executive Officer. Mr. Stein has extensive manufacturing and aerospace experience. Mr. Stein has served on the board of Perimeter Solutions, SA, an NYSE-listed manufacturer of highly engineered forest fire retardant and suppressant chemicals and equipment and oil additives since November 2021.
The following table sets forth certain information concerning TD Group’s non-director executive officers:

Name	Age	Position
Robert Henderson	65	Former Vice Chairman
Jorge L. Valladares III	47	Chief Operating Officer
Michael Lisman	39	Chief Financial Officer
Sarah Wynne	47	Chief Accounting Officer
Halle Martin	53	General Counsel, Chief Compliance Officer & Secretary
Mr. Henderson was appointed Vice Chairman in January 2017. Prior to that, Mr. Henderson served as Chief Operating Officer—Airframe from October 2014 to December 2016. Mr. Henderson also previously served as Executive Vice President from December 2005 to October 2014, and as President of the AdelWiggins Group, a division of TransDigm Inc., from August 1999 to April 2008. Mr. Henderson retired on December 31, 2021.
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

Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and owners of more than 10% of a registered class of the Company’s equity securities, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Company. Executive officers, directors and owners of more than 10% of the common shares are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and representations from executive officers and directors that no other reports were required, in addition to late filings previously disclosed, during the fiscal year ended September 30, 2021, the Company is aware that (i) Mr. Henderson exercised 10,000 options and sold the shares received on such exercise on February 24, 2021; because of inadvertence on the part of a Company employee, the exercise and sale was not reported until December 9, 2021 when the transactions were uncovered during year-end reviews and (ii) Mr. Laubenthal made gifts between March 2020 and March 2021 and sold 10,000 in three transactions during May and June 2021, all of which were not reported until January 12, 2022; the transactions were not reported to the Company for filing by Mr. Laubenthal’s financial advisors as Mr. Laubenthal and the Company had reason to expect and were discovered by the Company in preparation of the beneficial ownership table.
Code of Ethics
We have a Code of Business Conduct and Ethics that reflects TransDigm’s commitment to honesty, integrity and the ethical behavior of our employees, officers and directors. The Code of Ethics governs the actions, interactions and working relationships of our employees, officers and directors with customers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media, and anyone else with whom we have contact. The Code of Ethics sets forth the expectation that employees, officers and directors will conduct business legally and addresses conflict of interest situations, international trade compliance, protection and use of TransDigm assets, corporate opportunities, fair dealing, confidentiality, human rights and reporting of illegal or unethical behavior. The Code of Ethics expressly prohibits paying, offering, accepting or soliciting bribes in any form, directly or indirectly. Only the Board or the Nominating & Corporate Governance Committee may waive a provision of the Code of Ethics with respect to an executive officer or director. Any such waiver will be promptly disclosed on the our website and as otherwise required by rule or regulation. There were no such waivers in 2021.
We also have a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our president and chief executive officer, chief operating officer, chief financial officer, chief accounting officer, treasurer, vice president of finance, director of internal audit, general counsel, operating unit presidents and operating unit vice presidents of finance). Only the Audit Committee or the Board may waive a provision of the code with respect to a Senior Financial Officer. Any such waiver, or any amendment to the code, will be promptly disclosed on the our website and as otherwise required by rule or regulation. There were no such waivers in 2021.
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
The Company intends to hold its 2022 annual meeting of stockholders, during June or July 2022. The deadline for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act is not later than the close of business on April 15, 2022 (which the Company believes is a reasonable time before it will begin to print and distribute its proxy materials). In addition, consistent with the Third Amended and Restated Bylaws of the Company (the “Bylaws”), if a stockholder wants to propose any matter for consideration of the stockholders at the annual meeting, other than a matter brought pursuant to SEC Rule 14a-8, the stockholder must provide notice to the Secretary of the Company not later than the close of business on April 15, 2022. The specific requirements and procedures for stockholder proposals are set forth in the Bylaws. Notices of intention to present proposals at the annual meeting, and all supporting materials required by the Bylaws, must be submitted to: TransDigm Group Incorporated, c/o Secretary, 1301 East 9th St., Suite 3000, Cleveland, OH 44114.
Audit Committee
TransDigm’s Board has a standing Audit Committee. The Committee is currently comprised of Mr. Hennessy (Chair), Ms. Cronin, Mr. McCullough, Ms. Santana and Mr. Staer. Mr. Small also served on the Audit Committee to October 2021. The Board has determined that all members of the Audit Committee are independent under applicable NYSE and Securities and Exchange Commission (“SEC”) rules for committee memberships, and that each member of the Audit Committee also meets the additional independence criteria set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has also determined that Mr. Hennessy, Ms. Santana and Ms. Cronin each qualify as an “audit committee financial expert.”

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The 2021 compensation of our named executive officers appropriately reflects and rewards their significant contributions to TransDigm’s strong performance in another year that presented unique and unprecedented challenges for our executive team to manage. This Compensation Discussion and Analysis explains the guiding principles and practices upon which our executive compensation program is based and the compensation paid to our named executive officers:
•Kevin Stein, President, Chief Executive Officer and Director
•Michael Lisman, Chief Financial Officer
•Jorge L. Valladares III, Chief Operating Officer
•Sarah Wynne, Chief Accounting Officer
•Robert Henderson, former Vice Chairman
•W. Nicholas Howley, former Executive Chair
Mr. Howley transitioned from Executive Chair to non-executive Chair in August 2021 as described elsewhere in this Compensation Discussion and Analysis; Mr. Howley was no longer an employee after such date. Mr. Henderson retired as Vice Chairman in December 2021.
Guiding Principles
Performance Expectations. We establish clear, quantitative, robust financial goals focused on TransDigm’s overall success and impact.
Stockholder Alignment. We establish ownership policies that encourage long-term equity retention and, due to our unique capital allocation philosophy, have dividend equivalent rights to “make whole” executives who hold vested performance options.
Focus on Long-Term Equity Incentives. We have limited fixed cash compensation (i.e., salary and annual incentive) and emphasize long-term performance and retention by significantly weighting our named executive officers toward long-term equity awards.
Executive Compensation Policies and Practices
We are committed to sound executive compensation policies and practices, as highlighted in the following table:

Equity compensation limited to performance-based options	Our stock option plans do not authorize the issuance of any full value awards, such as stock, restricted stock or other stock-based units. Our option program relies on performance-vested options with robust performance criteria; we do not issue time-vested options.
Prohibition on hedging, pledging and short sales	We prohibit hedging, pledging, transactions in derivatives and short sales in TransDigm securities by all employees and directors, including our named executive officers.
Equity ownership guidelines	We have robust equity ownership guidelines for all of our option holders, including our named executive officers.
No tax gross-ups	We do not provide for gross-ups of taxes, including in the event of a change in control or under Section 409A.
No evergeen employment contracts	Executive employment agreements do not contain automatic renewal provisions.
No perquisites	We do not provide perquisites.
Annual compensation risk assessment	The Compensation Committee conducts an annual risk assessment of our compensation program.
Independent compensation consultant	The Compensation Committee directly retains an independent compensation consultant.
Compensation Committee Judgment and Discretion
The Compensation Committee, consisting entirely of independent directors, reviews and approves the compensation of TransDigm’s named executive officers and acts as the administrator for TransDigm’s equity compensation plans.

The Compensation Committee’s executive compensation determinations are subjective and the result of the Compensation Committee’s business judgment, which is informed by the experience of its members and input provided by its independent compensation consultant, our Chief Executive Officer (other than with respect to his own compensation), other members of management, and investors.
The Compensation Committee regularly evaluates TransDigm’s executive compensation program to determine if changes are appropriate. In so doing, the Compensation Committee may consult with its independent compensation consultant and management; however, the Compensation Committee makes final decisions regarding the compensation paid to our named executive officers based on its own judgment. The Compensation may consider factors such as individual performance, company performance, market conditions, financial goals, retention and shareholder interests in determining compensation.
The Role of the Compensation Consultant. The Compensation Committee selects and retains the services of an independent compensation consultant. The independent compensation consultant is independent in accordance with SEC and NYSE rules. During 2021, the Compensation Committee’s independent compensation consultant, Veritas Executive Compensation Consultants, provided no services to TransDigm other than services for the Compensation Committee and worked with TransDigm’s management only on matters for which the Compensation Committee is responsible.
The Role of the Chief Executive Officer. At the Compensation Committee’s request, for 2021, Mr. Howley provided input regarding the performance and compensation of Mr. Stein and Mr. Stein provided input regarding the performance and compensation of the other named executive officers. The Compensation Committee considered Mr. Howley’s and Mr. Stein’s evaluation and direct knowledge of each named executive officer’s performance and contributions when making compensation decisions. Mr. Stein is not present during Compensation Committee voting and deliberations regarding his own compensation and, when he was formerly an employee, Mr. Howley was not present during Compensation Committee voting and deliberations regarding his own compensation.
The Role of Investors. Stockholders are provided the opportunity to cast an annual advisory vote on the compensation of our named executive officers. Last year, investors did not support the compensation of our named executive officers, with only 43% of votes cast on the say-on-pay proposal at the 2021 annual meeting voted in favor of our executive compensation program. Accordingly, we have made a number of changes to our executive compensation program for 2022. We have ongoing discussions with many of our investors regarding various corporate governance topics, including environment, social and governance topics and executive compensation. The Compensation Committee considers these discussions while reviewing our executive compensation program.
The Role of Peer Companies. With the assistance of Veritas Executive Compensation Consultants, the Compensation Committee identifies companies to serve as market reference points for compensation comparison purposes at least every other year. In May 2021, the Compensation Committee engaged Veritas Executive Compensation Consultants to do a survey of total standard compensation components for the certain executives, including the named executive officers, other than the Chief Accounting Officer. In doing so, we specifically asked that they exclude dividend equivalent payments (“DEPs”) for two reasons—first, because we view DEPs as putting the executive in the place of the stockholder without requiring an exercise (and typically accompanying sale to, for example, offset taxes) and second, because including episodic DEPs in a compensation review is not going to be as insightful as the anomalies of DEPs will distort any peer analysis.
Veritas used a peer group based on revenue, market capitalization and enterprise value. We use a size based peer group because we manage our business based on EBITDA As Defined growth and enterprise value. The Compensation Committee previously rejected a peer group based solely on revenue as being not comparable with TransDigm because TransDigm’s market capitalization and enterprise value far exceeded those of the potential revenue-based peers. TransDigm used as its peer group the following companies:

Allison Transmission Holdings, Inc.	Emerson Electric	Northrup Grumman Corporation
Ametek, Inc.	Fastenal Company	PACCAR Inc.
Amphenol Corporation	Flowserve Corporation	Parker-Hannifin Corporation
AO Smith Corp.	Fortive Corp.	Raytheon Technologies Corp.
Ball Corporation	General Dynamics Corporation	Rockwell Automation, Inc.
BorgWarner Inc.	HEICO Corporation	Roper Technologies, Inc.
Colfax Corporation	Illinois Tool Works	Stanley Black & Decker, Inc.
Cummins Inc.	L3Harris Technologies, Inc.	Textron Inc.
Dover Corporation	Masco Corporation	The Boeing Company
The survey determined that the named executive officers as a whole were positioned at the low end of the peer group in terms of cash compensation, but in the high end of the peer group in terms of total standard compensation and opportunities, but that the chief operating officer received cash compensation above the median compared to peers.

The Compensation Committee considers peer group data provided by its independent compensation consultant to inform its decision-making process so it can set total compensation levels that it believes are commensurate with the relative size, scope, and success of TransDigm. The Compensation Committee generally targets to pay salary and annual incentive to most executives below the median of our peers.
2021 Named Executive Officer Compensation
Our executive compensation program is designed to motivate and reward performance in a straightforward and effective way, while recognizing TransDigm’s private equity philosophy, management style and targeted returns. The compensation of our named executive officers has three primary components: (i) annual base salary, (ii) annual cash incentive and (iii) long-term equity awards in the form of performance-based options. In addition, our options have attendant to them dividend equivalent rights.
2021 Annual Base Salary. Base salary is a customary, fixed element of compensation intended to attract and retain executives. When setting the annual base salaries of our named executive officers, the Compensation Committee considers market data provided by its independent compensation consultant, internal pay equity, and TransDigm’s financial results. The Compensation Committee determined that, effective January 1, 2021, the base salaries of Messrs. Stein, Lisman and Valladares and Ms. Wynne should be $1,225,000, $600,000, $680,000 and $450,000 per year, respectively. As discussed elsewhere in this Form 10-K, pursuant to the terms of their respective employment agreements, Mr. Howley and Mr. Henderson did not receive a cash salary for 2021. The only annual cash salary each was entitled to was in the amount of $7,000 and $10,000, respectively, and was for health insurance and related taxes. The remaining compensation of each was paid in performance-based stock options. More specifically, in accordance with his employment agreement, the Compensation Committee granted Mr. Henderson options to purchase 4,013 shares in lieu of 2021 salary (482 of which were forfeited upon his retirement in December 2021). Mr. Howley received options to purchase 11,484 shares in lieu of 2021 salary, calculated in accordance with his employment agreement.
2021 Annual Incentives. Our annual cash incentive program is a variable, at-risk component of our named executive officers’ compensation that is aligned with TransDigm’s annual financial results. For fiscal year 2021, our annual incentives were based on EBITDA As Defined and EBITDA As Defined margin(1). This was a change from prior years that was originally in response to investor concern over overlapping metrics in TransDigm’s annual incentive and stock option plans, although the inability to establish annual operating performance targets in 2021 did result in overlap of metrics under the two plans for 2021. That will not be the case in 2022 and beyond. The Compensation Committee has eliminated the overlapping metric in the long-term incentive plan and commits that it will not use overlapping metrics going forward. The Committee retains the authority to increase or decrease the award by up to 20%, based on assessment of individual performance, including without limitation, degree of difficulty of the achievement of metrics and the individual’s job effectiveness; the effectiveness of TransDigm’s value drivers; a pattern of clear, open, honest and regular communication with the Board and investors, as applicable; effective succession planning and organizational development; support, maintenance and regular evaluation of the effectiveness of TransDigm’s long term value focused strategy; or other factors.
Annual cash incentive payouts are determined based on an equal weighting for the EBITDA As Defined and EBITDA As Defined margin performance measures, as approved by the Compensation Committee, and are linearly interpolated for achievement between threshold, target, and maximum goals. If the threshold performance level is reached, the total payout opportunity is 70% of the target payout opportunity, and if the maximum performance level is reached, the payout opportunity is 130% of the target payout opportunity. Unless the threshold goal is achieved for a performance measure, there is no payout for that performance measure.
When setting the goals focused on EBITDA As Defined and EBITDA As Defined margin for fiscal 2021, the Compensation Committee considered many factors, including the uncertainty caused by the COVID-19 pandemic and its impact on worldwide travel and the aerospace industry and the extent of management’s ability to predict and influence performance. The Compensation Committee considered the likelihood of a range of scenarios for EBITDA As Defined and EBITDA As Defined margin and factors that were projected to have an impact on fiscal 2021 EBITDA As Defined and EBITDA As Defined margin. Based on these considerations, in the first quarter of fiscal 2021, the Compensation Committee set annual threshold, target and maximum cash incentive plan goals at levels they considered appropriately rigorous for the year, and that represented strong financial performance under challenging business conditions. If the threshold goal was met, management would receive 70% of the target incentive; if the target goal was met, management would receive 100% of the target incentive; and if the maximum goal was met, management would receive 130% of the target incentive. The threshold for EBITDA As Defined was $1,873 million, the target goal was $2,177 million and the maximum goal was $2,481 million. The threshold for EBITDA As Defined margin was 40.5%, the target goal was 44.5% and the maximum goal was 48.5%. Amounts in between the threshold and target or target and maximum goals would be determined by linear interpolation.

(1) References made within Item 11. Executive Compensation to “EBITDA As Defined” means EBITDA plus, as applicable for each relevant period, certain adjustments, on a pro forma basis, which is defined in the same manner as the Consolidated EBITDA used to measure the ratio of our secured indebtedness required under a financial covenant of our senior secured credit facility. “EBITDA As Defined margin” refers to the percentage calculated by dividing EBITDA As Defined by net sales, on a pro forma basis, for the applicable period. Reference reconciliation to pro forma EBITDA As Defined and pro forma EBITDA As Defined margin included below for additional details and ‘Non-GAAP Financial Measures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Form 10-K, filed on November 16, 2021, for reconciliation to the relevant US GAAP measures, including the usefulness and inherent limitations over non-GAAP financial measures.

For fiscal 2021, our EBITDA As Defined was $2,183 million and our EBITDA As Defined margin was 46.1%. These results exceeded our targets and resulted in a payout of 106.2%. The following sets forth a reconciliation of EBITDA As Defined to pro forma EBITDA As Defined and pro forma EBITDA As Defined margin (amounts in millions):

	Fiscal Year Ended September 30, 2021
Net sales - GAAP basis	$4,798
Pro forma adjustments (1)	(67)
Pro forma Net sales	$4,731

EBITDA As Defined and Margin (2)	$2,189	45.6%
Pro forma adjustments (1)	(6)
Pro forma EBITDA As Defined and Margin	$2,183	46.1%

(1)Represents management’s estimates of the impact of the acquisition of Cobham Aero Connectivity and divestitures of Avista, Racal Acoustics, Technical Airborne Components, ScioTeq and TREALITY, had such transactions occurred at the beginning of the fiscal year ended September 30, 2021.
(2)Reference ‘Non-GAAP Financial Measures' under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Form 10-K, filed on November 16, 2021, for the reconciliation to the relevant US GAAP measures.
For fiscal 2021, Messrs. Stein, Lisman, Valladares and Henderson’s and Ms. Wynne’s target incentives were set at 125%, 80%, 80%, 80% and 65%, respectively, of their base salaries. The target incentives, the calculated incentives based on the plan as described above, and the actual amounts awarded are set forth in the table below (in dollars):

Name	Target Annual Incentive	Calculated Annual Incentive	Actual Annual Incentive Awarded
Kevin Stein	$1,531,250	$1,626,188	$1,800,000
Michael Lisman	480,000	509,760	611,712
Jorge L. Valladares III	544,000	577,728	664,387
Sarah Wynne	292,500	310,635	325,000
Robert Henderson	340,000	361,080	365,000
Mr. Howley did not receive an annual incentive, as the remainder of any compensation owed to him under his employment agreement was forfeited in connection with the grant he received in connection with his transition to non-executive Chairman.
We will continue to use EBITDA As Defined and EBITDA As Defined margin, with threshold, target and maximum goals, for 2022. We have eliminated the overlapping metrics in our annual incentive program and our long-term equity incentive program.
2021 Equity Based Incentives
In 2021, Mr. Stein received a grant of 68,000 options that vest based on performance conditions in fiscal 2025. Mr. Lisman and Ms. Wynne received grants of 57,700 and 18,000 options, respectively, that vest based on performance conditions equally over five years. Mr. Valladares and Mr. Henderson received grants of 58,300 and 22,125 options, respectively, that vest based on performance conditions equally in fiscal 2024 and fiscal 2025. 80% of Mr. Henderson’s options were forfeited upon his retirement in December 2021.
Mr. Howley received a grant of 71,039 options that vest based on performance conditions in 2022 - 2024, a 2021 salary grant of 21,891 options that vest based on performance conditions in 2022 and 2023 and, in August 2021, a grant of 105,000 options in exchange for termination of his employment agreement and transition to non-executive Chairman that vest based on performance conditions in 2022 - 2024. In his role as Chairman of the Board, Mr. Howley will continue to primarily focus his efforts on matters relating to significant mergers and acquisitions, capital allocation and deployment, major strategic initiatives and issues, and leadership of the Board of Directors. The option grant will be the sole compensation for Mr. Howley’s service on the Board through 2024.

Performance-Based Stock Option Program
Overview
The equity component of our management’s compensation emphasizes long-term stockholder value creation through performance-based options. This is a substantial, at-risk component of our management’s compensation that is tied to performance. We believe that performance-based stock option grants motivate and incentivize management to focus on long-term performance and align the interests of our management with the interests of stockholders by reinforcing the long-term goal of increasing stockholder value and yielding returns comparable to or higher than well-performing private equity funds and promoting the stability and retention of our high-performing executive team over the long-term. Our stock option program covers management at the corporate level and our 46 operating units, for a total of approximately 270 people.
Generally, executives other than the CEO do not receive annual grants of options. Rather, executives and other plan participants receive options that vest over five years in connection with hirings, promotions and the assumption of increased responsibilities. Thereafter, unless there has been an intervening five-year award because of a promotion, executives and other plan participants receive biennial extension awards that vest in the fourth and fifth year following the award. These grants are generally made in the third year of vesting under the initial award so that the employee has four or five years of future option vesting in order to promote maximizing long-term value and retention.
Performance-based Option Vesting at Rigorous Targets
Option vesting is subject to rigorous performance hurdles. After a hiatus of using our historical performance metric, annual operating performance (“AOP”) due to COVID, we have returned to that metric for all options granted in 2020 – 2022 and intend to continue to use it going forward. The minimum threshold for any option vesting requires a 10% cumulative growth in AOP. For maximum vesting, the growth rate required is 17.5% for each performance period. TransDigm uses this compound annual growth rate range because it will incent management to create value for stockholders at a rate that outperforms the typical private equity model. The AOP metric focuses management on EBITDA As Defined growth, management of capital structure, cash generation, and acquisition performance. Through these performance-based options with five-year performance periods, we believe we have optimized management incentive to drive stockholder value creation over the long term and appropriately linked compensation with financial performance.
Specifically, AOP targets are set at the time of grant and represent an intrinsic share price. They are set by taking the prior year’s AOP and increasing such amount by 10% and 17.5%, respectively, to establish the minimum and maximum targets. In other words, as demonstrated in the chart below, the intrinsic share price must grow at a compound annual growth rate of 10% for any vesting to even occur at all; for 100% vesting, the intrinsic share price must grow at a compound annual growth rate of 17.5%. Targets are thus robust, requiring 17.5% compound annual growth from the most recently completed year for maximum vesting in an effort to achieve growth at or above the long-term returns of top performing private equity funds. This is consistent with our objective of providing stockholders with returns at or above those of well-performing private equity funds.
Targets are calculated based on a ratio of (a) the excess of (i) EBITDA As Defined multiplied by an acquisition-weighted market multiple over (ii) net debt to (b) the Company’s number of diluted shares based on the treasury stock method of accounting. The targets are adjusted for dividends and share repurchases. Hence, AOP takes into consideration the following:
•growth in EBITDA As Defined;
•management of capital structure;
•cash generation;
•acquisition performance, including the acquisition price paid; and
•the impact of option dilution on common shares outstanding.
We use AOP growth (i.e., growth in intrinsic equity value) as the performance-based metric for many reasons:
•It focuses management on the fundamentals of stockholder value creation (e.g., EBITDA As Defined, cash generation, capital structure management and return of capital, as appropriate).
•This is the basic private equity formula for value that management has focused on achieving since its inception in 1993.
•Over the long term, we believe that market value of our stock will generally follow intrinsic value.
Targets are adjusted for dividends paid to stockholders and share repurchases. We believe the adjustments are appropriate and necessary to account for the early return of value to stockholders because if a portion of the investment is returned early via special dividend or return of capital, the subsequent years’ targets must be adjusted to reflect the revised capital structure and maintain the same IRR-based performance requirements. Adjustment of the targets does not make the targets any easier to achieve but rather maintains the IRR targets.

As previously disclosed, for 2021 (limited solely to options granted in 2020 and 2021 with vesting in 2021), we determined we were unable to establish AOP targets due to the ongoing impact of the COVID-19 pandemic on the aviation industry. 10% to 17.5% AOP growth from 2020 was unattainable for 2021 because of the record performance in the first half of fiscal 2020 and the pandemic’s continuing impact. The Compensation Committee considered using the latter half of the year as a baseline but ultimately concluded that it had no visibility into whether those targets would be too easy or unreasonably unattainable. The Compensation Committee strongly believed that in order to provide appropriate incentive, the performance goals needed to be based on matters within management’s control. Therefore, the Compensation Committee determined to measure 2021 performance against the primary metric to which management had been managing – EBITDA As Defined margin percentage – and also, as incentive to maintain earnings, EBITDA As Defined. These metrics were temporarily used for certain grants under the Company’s option program – those being options granted in 2020 with vesting in 2021 (predominantly those are for promotion and new hire grants) and options granted in 2021 with vesting in 2021 (again, predominantly those are for promotion and new hire grants). The performance criteria for vesting in 2022 and beyond (including in previously granted options) has reverted back to the AOP metric and requires cumulative growth of 10% to 17.5%.
Other Option Terms
Because we view our performance on a long-term basis and the targets are set to achieve long-term compound annual and cumulative growth, if the annual performance per share exceeds the maximum target in an applicable year, such excess may be treated as having been achieved in the following two fiscal years and/or the prior two fiscal years (without duplication) if less than the full amount of options would otherwise have vested for such years. This allows management to focus on long-term value without having to make short-term decisions to maximize vesting in a particular year. We believe this feature acts similarly to long-term incentive plans that take into account performance over a multi-year period. We also believe this plan feature mitigates compensation risk, because if performance were measured in only one-year “snap-shot” increments, management could be incentivized to sacrifice longer term goals to achieve vesting in the short term. Because the Compensation Committee did not want the pandemic market recovery to result in growth targets that might be too easily achieved, the AOP carryover for options granted in 2020, 2021 and 2022 is limited to a cap of $100.
In addition to vesting based on operational targets, in the event of a change in control, options become fully vested. We do not provide for any gross up to any payments that would be deemed to be “excess parachute payments” under Section 280G of the Internal Revenue Code.
Treatment of Options for Executives Upon Termination
Option agreements for certain officers, including all of the named executive officers, provide that if the officer’s employment terminates by reason of death, disability, without cause, for good reason or retirement (after age 65 with 10 years of service or after age 60 and 15 years of service), vesting of the options will continue after termination generally as follows:

Termination Date	Percent of Remaining Options Vesting (1)
During the first fiscal year after date of grant	0%
During the second fiscal year after date of grant	20%
During the third fiscal year after date of grant	40%
During the fourth fiscal year after date of grant	60%
During the fifth fiscal year after date of grant	80%
After the fifth fiscal year end after date of grant	100%

(1)Options will continue to vest in accordance with their terms if, and only if, the performance criteria are met. Remaining unvested options would vest ratably over the remaining performance vesting schedule.
Treatment of Options for Executives Upon Termination
Option are granted generally at regularly scheduled board meetings during November through April. Because all options vest based on performance criteria and vesting occurs at the end of each fiscal year, grants for any new hire or promoted employee who would otherwise receive a grant after April in any year are deferred until November. Mr. Howley’s grant in connection with the termination of his employment agreement and transition to chairman was made in August 2021, but no vesting will occur thereunder until the end of fiscal 2022 and performance targets were set using fiscal 2022 criteria.
Options to purchase 811,308 shares of common stock were granted under the program in fiscal 2021. The number of shares subject to the 2014 Stock Option Plan is 5,000,000, of which 626,294 shares remained available for granting under the plan as of September 30, 2021. The number of shares subject to the 2019 Stock Option Plan is 4,000,000, of which all shares remain available for granting under the plan as of September 30, 2021.

Dividends and Dividend Equivalents
Dividends
Dividend decisions, like at other companies, are a capital structure decision made by the Board. We do not have a policy of paying regular dividends. Instead, the Board regularly evaluates our capital allocation optionality and will declare a special dividend based on an assessment of availability of cash or borrowing capacity, outlook for acquisitions and other operating needs, favorable capital market conditions, and the availability of surplus under applicable law as well as certain operating performance covenants under our credit facilities.
Our preference for capital allocation is to invest in existing businesses or make accretive acquisitions. But, when internal business needs are met and acquisitions are not available, we elect to allocate capital to return to stockholders. Because of the constantly dynamic state of acquisition opportunities, as well as other external forces such as the health of credit markets, geo-political activity, competitive industry opportunities and pressures, these special dividends are unpredictable, episodic, and, unlike other companies, have historically been very large. Most recently, we paid a dividend of $30.00 per share in fiscal 2019 and a $32.50 dividend in fiscal 2020. We also paid two dividends, totaling $46.00 per share, in fiscal 2017. However, we paid no dividends in fiscal 2015, 2016, 2018 or 2021.
Dividend decisions are made exclusive of compensatory impact. And compensation decisions are made without regard to the possibility of dividend equivalent payments. However, due to the unique structure of our executive compensation program, which targets significantly less cash compensation relative to peers in the short term but provides extraordinary upside in the long term, the Compensation Committee believes our use of DEPs are critical to the understanding of what motivates our executive team and assures alignment between management and investors on capital allocation decisions.
Dividend Equivalent Payments (“DEPs”)
In order to closely align management and stockholder interests in all aspects of our operations and capital structure, we have dividend equivalent plans that provide option holders the right to receive dividend equivalent payments if the Board declares a dividend on our common stock. Maintaining an even playing field between constituencies is important to and consistent with our private equity compensation philosophy. As such, the Compensation Committee strongly believes that absent the DEPs, the option holders would be at a clear disadvantage to stockholders, which would incentivize the exercise and sale (e.g., to satisfy tax obligations) of vested options and could undermine the alignment of their interests with those of stockholders. We believe that failure to align management and stockholders could create incentives for management to deploy cash flow and utilize borrowing capacity in a manner other than the return of capital in the form of extraordinary dividends, which might not be in the best interests of stockholders. Further, management may be incentivized to seek short-term market gains rather than focusing on long-term equity value and stockholder returns. Dividend equivalents align management with the stockholders to permit the best allocation of capital resources and incentivize long-term share value growth without a hyper focus on short term stock price fluctuations.
Importantly, pursuant to the dividend equivalent plans, employees receive DEPs on options (i) that have vested based on rigorous performance criteria, and (ii) that the option holder has chosen not to exercise even though vested. Option holders who hold vested stock options at the time a dividend is paid will receive a cash DEP equal to the amount that he or she would otherwise have been entitled to receive had his or her vested stock option been exercised immediately prior to payment of the dividend. Option holders who hold unvested stock options will receive a cash DEP equal to the amount he or she would otherwise have been entitled to receive had his or her unvested stock option been vested and exercised immediately prior to payment of the dividend, but only if and when such stock option vests pursuant to its terms. We believe that we have structured DEPs under the Company’s dividend equivalent plans such that they are not subject to any excise tax under Section 409A of the Internal Revenue Code. Certain investors and proxy advisory firms have raised the issue as to whether the Company should pay dividend equivalents only upon an exercise of the options; however, we believe that tying payment of the dividend equivalents to the exercise of an option would result in excise taxes under Section 409A.
Prohibition on Hedging, Pledging and Short Sales. No director, officer or employee is permitted to pledge TransDigm stock or engage in short sales or other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the TransDigm’s stock. We allow for certain portfolio diversification transactions, such as investments in exchange funds. All of the directors and executive officers are in compliance with this policy.
Equity Ownership Guidelines. We require management to maintain a significant personal investment in the Company. All of the Company’s existing option holders are required to maintain ownership of a minimum value of stock or vested options. Elected officers must retain half of their retention limit in stock. Mr. Howley is required to hold $10 million in aggregate value, Mr. Stein is required to retain $6 million in aggregate value and the other named executive officers are required to hold $1.5 to $2.5 million in aggregate value of stock or vested options. Each executive officer currently holds shares in excess of these guidelines. Shares may be owned directly by the individual, owned jointly with or separately by the individual’s spouse, or held in trust for the benefit of the individual, the individual’s spouse, or the individual’s children.

Compensation Risk
The Compensation Committee has reviewed and evaluated the incentive compensation policies and practices that cover all employees. On the basis of that review, the Compensation Committee does not believe that its compensation policies and practices pose risks that are reasonably likely to have a material adverse effect on TransDigm.
Results of Say-On-Pay Vote
Overview of Say-On-Pay Vote History & Advisory Firm Recommendation Effect
Our Board and management recognize that solicitation and stockholder feedback is important to creating stockholder value. As a result, we regularly engage with our stockholders.
Preceding our annual meetings in 2018 and 2019, we engaged with shareholders representing approximately 75% of our shares. Most of the stockholders were satisfied with the overall design of our program. Of the stockholders that voted against Say-on-Pay, there was no consistent reason cited.
Outreach prior to our 2020 annual meeting had the following results:
•We reached out to our top 31 stockholders representing 73% of our shares outstanding to discuss compensation matters. Eight of those stockholders elected to have a discussion while the others declined because they were satisfied with the design of our plan and/or we have had prior discussions and they had no questions.
•We continued to find that most actively managed funds generally liked the design of our compensation plan. The few who had objections continued to not cite a consistent reason. However, we heard several issues from more than one firm. The following is a summary of those issues and our response:

Issues Raised		Response
Overlapping metric—AOP used in both the Company’s stock option plan and used, in part, in the Company’s short-term incentive plan.	✓	The Committee has eliminated the overlapping metric commencing in fiscal 2022.
Alternate vesting—referring to the following market vesting provision: The closing price of the Company’s common stock on the New York Stock Exchange exceeds two times the Exercise Price of the Options less the amount of any dividends per share paid after the date hereof on any 60 trading days during any consecutive 12-month period.
	✓	This feature was eliminated for all options commencing in fiscal 2021.
Carryforward / carryback—if the annual performance per share exceeds the maximum target in an applicable year, such excess may be treated as having been achieved in the following two fiscal years and/or the prior two fiscal years (without duplication) if less than the full amount of options would otherwise have vested for such years.
The Committee evaluates performance on a long-term basis and the targets are set to achieve long-term compound annual growth. The Committee does not want to entirely remove this feature because it believes it is important to allow management to focus on long-term value without being incentivized to make short-term decisions to maximize vesting in a particular year. This feature acts similarly to long-term incentive plans that take into account performance over a multi-year period. This feature mitigates compensation risk, because if performance were measured in only one-year “snap-shot” increments, management could be incentivized to sacrifice longer term goals to achieve vesting in the short term.

Despite that view, in order to ensure rigorous targets, performance for options granted in fiscal 2022, the carryforward and carryback was limited to $100 in the aggregate over the life of the option.
Board discretion in bonus.		The Committee reviewed but chose to maintain this feature at this time. The Committee felt it was important to have the flexibility to reward exemplary individual performance or to decrement substandard individual performance and believes that the 20% limitation on discretion is a sufficient limit on its authority.
Lack of response to previous low SOP votes.	✓	The Committee listened to this concern and considered the various issues raised and determined to make changes to the overlapping metric and alternate vesting.

Outreach for the 2021 annual meeting had the following results:
•We reached out 47 of our top 50 shareholders representing 77% of our shares outstanding to discuss compensation matters for our 2021 annual meeting. Twelve of those shareholders elected to have a discussion while many of the others declined because they were satisfied with the design of our plan and/or we have had prior discussions and they had no questions.
•While shareholders were encouraged by the responsive compensation plan changes that were implemented since the 2020 annual meeting, two additional concerns, which arose primarily due the COVID-19 pandemic, were mentioned several times:

Issues Raised	Response
Vesting of 2020 Options and Change in Approach to Performance Criteria—Due to the unprecedented disruption to the aviation industry by the COVID-19 pandemic, the Committee decided to vest options that were granted in 2020 and scheduled to vest in 2020 notwithstanding that the AOP targets were not met. In addition, the Committee modified the performance criteria for options granted in 2020 and in 2021 for vesting in 2021; while they were still based on performance, they were based on EBITDA As Defined margin and EBITDA As Defined.
✓	The Committee listened to shareholder concerns and reverted to using traditional AOP performance targets for stock options vesting in fiscal 2022 and beyond. For options granted in 2022, the carryforward and carryback was limited to $100 to ensure rigorous performance targets.

Short-term incentive plan metrics will also be performance based going forward. Overlapping metrics will not be used.
Magnitude of Executive Compensation Despite Performance.	Our compensation philosophy and means of compensation have remained consistent over time. As more fully reflected in this Compensation Discussion and Analysis, we believe in paying below our peers in salary and bonus compensation and above our peers in equity compensation—in the form of options that vest on performance criteria. We pay DEPs because of our unusual capital allocation strategy and we do not want dividend decisions to negatively impact our management. The Committee considers the ability of option holders to share in the benefits of value creation alongside our stockholders as essentially making them whole for keeping fully vested options. The Committee does not consider the amount of DEPs when considering compensation. None of these features or philosophies have changed in over a decade. The dividend paid in 2020 was paid prior to the start of the COVID-19 pandemic at a time when the Company was on track to have a record-breaking year.

Despite this philosophy, the Committee has taken shareholder feedback into consideration and is actively exploring compensation plan changes to address this concern.
Vote Results
The Say- On-Pay vote result for the 2021 annual meeting was 42.98%, in favor of SOP. The vote reflected stockholder dissent with the vesting of 2020 options and change in approach to performance criteria. The Committee addressed both of these concerns by adopting the changes to our compensation program described herein.

Summary Compensation Table
The following information is set forth with respect to our President, Chief Executive Officer and Director, Chief Financial Officer, and three of TransDigm’s other most highly compensated executive officers serving as an executive officer at September 30, 2021, as well as Mr. Howley who was not serving as an executive officer at September 30, 2021 (collectively, the “named executive officers”) in the table below (in dollars):

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Option Awards (3)	Non-Equity Incentive Compensation (2)	All Other Compensation (4)	Total
Kevin Stein, President, Chief Executive Officer and Director	2021	$1,200,000	$173,812	$12,798,804	$1,626,188	$5,685,700	$21,484,504
	2020	991,563	—	7,460,000	—	13,608,900	22,060,463
	2019	1,045,000	65,925	—	1,684,075	10,340,200	13,135,200
Michael Lisman, Chief Financial Officer	2021	583,750	101,952	10,860,161	509,760	1,650,775	13,706,398
	2020	496,458	2,580	—	327,420	2,653,957	3,480,415
	2019	467,500	22,104	12,411,600	477,896	937,673	14,316,773
Jorge L. Valladares III, Chief Operating Officer	2021	672,500	86,659	10,973,092	577,728	3,147,950	15,457,929
	2020	614,917	2,200	5,296,498	397,800	7,430,025	13,741,440
	2019	613,500	11,618	7,451,630	628,382	4,626,100	13,331,230
Sarah Wynne, Chief Accounting Officer	2021	437,500	14,365	3,387,919	310,635	269,400	4,419,819
	2020	365,000	1,700	1,491,971	168,300	265,683	2,292,654
	2019	260,000	54,167	605,066	95,833	133,640	1,148,706
Robert Henderson, former Vice Chairman	2021	10,000	3,920	4,919,634	361,080	3,747,933	9,042,567
	2020	10,000	—	1,695,486	—	11,916,135	13,621,621
	2019	10,000	—	15,229,768	—	9,187,020	24,426,788
W. Nicholas Howley, former Executive Chair	2021	6,306	—	38,084,417	—	2,168,388	40,259,111
	2020	7,000	—	11,880,431	—	56,235,370	68,122,801
	2019	7,000	—	13,577,620	—	47,058,288	60,642,908

(1)Mr. Howley received all but $6,306 of his fiscal 2021 salary in options. The grant of options in lieu of salary for calendar 2021 made during fiscal 2021 is included in the Option Awards column and represents $2,161,492 of the total. Mr. Henderson received all but $10,000 of his fiscal 2021 salary in options. The grant of options in lieu of salary for calendar 2021 made during fiscal 2021 is included in the Option Awards column and represents $755,318 of the total. Upon his retirement, Mr. Henderson forfeited options received in lieu of salary valued at $90,721 (based on date of grant Black-Scholes value).
(2)TransDigm has a performance-based annual incentive plan, with discretion to adjust awards by up to 20%. The calculated amount is disclosed in the Non-equity Incentive Compensation column and any additional amount is disclosed in the Bonus column.
(3)The amount reported represents the grant date fair value of stock options awarded during the applicable fiscal year under TransDigm’s stock option plans. Refer to Note 18, “Stock-Based Compensation,” in the Notes to the Consolidated Financial Statements included in TransDigm’s Annual Report on Form 10-K for fiscal year 2021 for information on the grant date fair value of awards and a description of the assumptions used in that computation. The actual value of the stock options will depend on whether the options vest, the trading price of the stock at the time of exercise and at the time the underlying stock is ultimately sold. Upon his retirement on December 31, 2021, Mr. Henderson forfeited options received in 2021 valued at $3,422,174 (based on date of grant Black-Scholes value) (inclusive of the $90,721 salary options referenced in note (1) above).
(4)Represents amounts paid pursuant to TransDigm’s 401(k) plan equal to $17,200, $15,150, $17,200, $17,200, $400 and $280 for Mr. Stein, Mr. Lisman, Mr. Valladares, Ms. Wynne, Mr. Henderson and Mr. Howley, respectively, and dividend equivalents from prior year dividends paid on vested options equal to $5,668,500, $1,635,625, $3,130,750, $252,200, $3,747,533 and $2,168,108 for Mr. Stein, Mr. Lisman, Mr. Valladares, Ms. Wynne, Mr. Henderson and Mr. Howley, respectively.

Grants of Plan Based Awards in Last Fiscal Year
The following table sets forth information concerning options granted and short term cash incentive award targets set in fiscal 2021 to the named executive officers (in dollars, except for estimated future payouts under equity incentive plan awards data):

Name	Award Type	Grant Date	Estimated Payouts Under Non-Equity Incentive Plan Awards Target (1)	Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
				Threshold (2)	Target (3)	Maximum
Kevin Stein	Annual Incentive	11/11/2020	$1,531,250
	Performance-based Option (4)	11/11/2020		17,000	68,000	68,000	$560.81	$12,798,804
Michael Lisman	Annual Incentive	11/11/2020	480,000
	Performance-based Option (5)	11/11/2020		14,425	57,700	57,700	560.81	10,860,161
Jorge L. Valladares III	Annual Incentive	11/11/2020	544,000
	Performance-based Option (6)	11/11/2020		14,575	58,300	58,300	560.81	10,973,092
Sarah Wynne	Annual Incentive	11/11/2020	292,500
	Performance-based Option (5)	11/11/2020		4,500	18,000	18,000	560.81	3,387,919
Robert Henderson	Annual Incentive	11/11/2020	340,000
	Performance-based Option (6)(7)	11/11/2020		5,531	22,125	22,125	560.81	4,164,317
	Performance-based Option in lieu of 2020 incentive and 2021 salary (8)	11/11/2020		3,794	8,718	8,718	560.81	1,640,862
W. Nicholas Howley	Annual Incentive	11/11/2020	1,923,699
	Performance-based Option (9)	11/11/2020		17,760	71,039	71,039	560.81	13,370,797
	Performance-based Option in lieu of 2020 incentive and 2021 salary (10)	11/11/2020		5,473	21,891	21,891	560.81	4,120,274
	Performance-based Option in connection with transition to non-executive Chair (11)	8/6/2021		26,250	105,000	105,000	629.11	19,762,859

(1)Represents target amount of annual cash incentive.
(2)Calculated to represent the amount that would vest if the minimum performance criteria were met in the applicable years. If the minimum performance criteria is between the amount required to vest the minimum annual amount and the amount required to vest the maximum annual amount, the percent of options that vest will be determined by linear interpolation. Any options that do not vest in because of a shortfall of AOP (as defined in note (4) below) may vest in the following two years if there is an excess of AOP in such years. In addition, any excess in AOP in a year may be carried forward in the following two years to make up deficiencies in AOP in such year. In no event may more than $100 of AOP be carried forward or carried back and any amounts used in calculating current year, prior year or future year AOP be used more than once.
(3)Target amounts are not established under the grant but are disclosed at the maximum amount. Actual amounts could be lower if annual or cumulative performance requirements are not met.

(4)Options vest in 2025 as follows: 25% if annual operating performance (AOP) is $260.04 in 2025 and 100% if AOP is $338.55 in 2025. “AOP” is EBITDA As Defined times 11.58 (as adjusted by the weighted EBITDA As Defined acquisition multiple of future acquisitions) minus net debt divided by diluted shares.
(5)Options vest equally in 2021-2025 as follows: 2.5% if EBITDA As Defined margin is at least 40.5% and 10% if EBITDA As Defined margin is at least 44.5%, plus 2.5% if EBITDA As Defined is at least $1,873 million and 10% if EBITDA As Defined is at least $2,177 million in 2021 (in 2021, EBITDA As Defined margin was 46.1% and EBITDA As Defined was $2,183 million so 20% of the options vested), 5% if the AOP is at least $195.37 and 20% if the AOP is at least $208.69 per diluted share in 2022, 5% if the AOP is at least $214.91 and 20% if the AOP is at least $245.21 per diluted share in 2023, 5% if the AOP is at least $236.40 and 20% if the AOP is at least $288.12 per diluted share in 2024 and 5% if the AOP is at least $260.04 and 20% if the AOP is at least $338.55 per diluted share in 2025.
(6)Options vest equally in 2024-2025 as follows: 12.5% if the AOP is at least $236.40 and 50% if the AOP is at least $288.12 per diluted share in 2024 and 12.5% if the AOP is at least $260.04 and 50% if the AOP is at least $338.55 per diluted share in 2025.
(7)Upon his retirement on December 31, 2021, Mr. Henderson forfeited 80% of these options.
(8)Options vest in 2021-2022 as follows: 40% vested on the date of grant, 5% if EBITDA As Defined margin is at least 40.5% and 20% if EBITDA As Defined margin is at least 44.5%, plus 5% if EBITDA As Defined is at least $1,873 million and 20% if EBITDA As Defined is at least $2,177 million in 2021 (in 2021, EBITDA As Defined margin was 46.1% and EBITDA As Defined was $2,183 million so 40% of the options vested), and 5% if the AOP is at least $195.37 and 20% if the AOP is at least $208.69 per diluted share in 2022. Upon his retirement on December 31, 2021, Mr, Henderson forfeited 1,394 of these options.
(9)Options vest in 2021-2023 as follows: 5% if EBITDA As Defined margin is at least 40.5% and 20% if EBITDA As Defined margin is at least 44.5%, plus 5% if EBITDA As Defined is at least $1,873 million and 20% if EBITDA As Defined is at least $2,177 million in 2021 (in 2021, EBITDA As Defined margin was 46.1% and EBITDA As Defined was $2,183 million so 40% of the options vested), 10% if the AOP is at least $195.37 and 40% if the AOP is at least $208.69 per diluted share in 2022, and 5% if the AOP is at least $214.91 and 20% if the AOP is at least $245.21 per diluted share in 2023.
(10)Options vest in 2021 as follows: 12.5% if EBITDA As Defined margin is at least 40.5% and 50% if EBITDA As Defined margin is at least 44.5%, plus 12.5% if EBITDA As Defined is at least $1,873 million and 50% if EBITDA As Defined is at least $2,177 million in 2021 (in 2021, EBITDA As Defined margin was 46.1% and EBITDA As Defined was $2,183 million so all of the options vested).
(11)Options vest equally in 2022-2024 as follows: 10% if the AOP is at least $195.37 and 40% if the AOP is at least $208.69 per diluted share in 2022, 10% if the AOP is at least $214.91 and 40% if the AOP is at least $245.21 per diluted share in 2023, and 5% if the AOP is at least $236.40 and 20% if the AOP is at least $288.12 per diluted share in 2024.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information concerning unexercised options as of September 30, 2021 with respect to the named executive officers:

Name	Number of Securities Underlying Unexercised Options that are Exercisable	Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price ($/Sh)	Option Expiration Date
Kevin Stein	78,800	—		$191.79	11/13/2024
	71,000	—		269.42	11/10/2026
	170,800	42,700	(1)	324.38	4/25/2028
	—	50,000	(2)	559.78	11/15/2029
	—	68,000	(3)	560.81	11/11/2030
Michael Lisman	3,200	—		217.70	1/20/2026
	550	550	(4)	284.97	11/8/2027
	6,480	1,620	(1)	303.90	1/24/2028
	72,000	48,000	(5)	347.17	11/5/2028
	11,540	46,160	(6)	560.81	11/11/2030
Jorge L. Valladares III	52,000	—		148.45	11/15/2023
	45,000	—	(7)	226.34	11/6/2025
	32,500	32,500	(8)	284.97	11/8/2027
	36,600	24,400	(5)	347.17	11/5/2028
	5,100	3,400	(5)	476.81	4/25/2029
	14,200	21,300	(9)	559.78	11/15/2029
	—	58,300	(10)	560.81	11/11/2030
Sarah Wynne	2,250	—		148.45	11/15/2023
	5,700	—		221.81	4/22/2025
	2,700	—		269.42	11/10/2026
	3,510	2,340	(5)	347.14	11/5/2028
	4,000	6,000	(9)	559.78	11/15/2029
	3,600	14,400	(6)	560.81	11/11/2030
Robert Henderson (11)	92,000	—		191.79	11/13/2024
	44,000	—		269.42	11/10/2026
	8,500	—		250.79	12/14/2026
	8,500	8,500	(8)	284.97	11/8/2027
	13,854	—		284.97	11/8/2027
	710	—		273.81	12/27/2027
	—	60,000	(12)	347.17	11/5/2028
	21,162	—		347.17	11/5/2028
	50,000	—		476.81	4/25/2029
	16,787	—		559.78	11/15/2029
	—	22,125	(10)	560.81	11/11/2030
	5,092	1,274	(13)	560.81	11/11/2030
W. Nicholas Howley (14)	149,500	—		130.09	11/19/2022
	156,190	—		191.79	11/13/2024
	133,517	—		226.34	11/6/2025
	45,912	—		230.72	12/10/2025
	41,888	—		269.42	11/10/2026
	116,786	—		269.42	11/10/2026
	119,884	—		284.97	11/8/2027
	42,571	—		284.97	11/8/2027
	93,864	—		347.17	11/5/2028
	33,484	—		347.17	11/5/2028
	51,794	12,949	(13)	559.78	11/15/2029
	23,573	—		559.78	11/15/2029
	28,416	42,623	(15)	560.81	11/11/2030
	16,489	—		560.81	11/11/2030
	—	105,000	(16)	629.11	8/6/2031

(1)Remaining unvested options vest as follows: 5% of the total award if the AOP is at least $127.06 and 20% of the total award if the AOP is at least $192.10 per diluted share on September 30, 2022. “AOP” is EBITDA As Defined times an acquisition-weighted EBITDA As Defined multiple minus net debt divided by diluted shares.
(2)Options vest as follows: 25% if AOP is at least $236.40 2024 and 100% if AOP is at least $288.12 met in 2024.
(3)Options vest as follows 25% if AOP is at least $260.04 in 2025 and 100% if AOP is at least $338.55 in 2025.

(4)Remaining unvested options vest as follows: 12.5% of the total award if the AOP is at least $127.06 and 20% of the total award if the AOP is at least $192.10 per diluted share in 2022.
(5)Remaining unvested options vest as follows: 5% of the total award if the AOP is at least $195.37 and 20% of the total award if the AOP is at least $208.69 per diluted share in 2022 and 5% of the total award if the AOP is at least $214.91 and 20% of the total award if the AOP is at least $245.21 per diluted share in 2023.
(6)Remaining unvested options vest as follows: 5% of the total award if the AOP is at least $195.37 and 20% of the total award if the AOP is at least $208.69 per diluted share in 2022, 5% of the total award if the AOP is at least $214.91 and 20% of the total award if the AOP is at least $245.21 per diluted share in 2023, 5% of the total award if the AOP is at least $236.40 and 20% of the total award if the AOP is at least $288.12 per diluted share in 2024 and 5% of the total award if the AOP is at least $260.04 and 20% of the total award if the AOP is at least $338.55 per diluted share in 2025.
(7)12,600 options are held in trust for the benefit of Mr. Valladares’ children.
(8)Remaining unvested options vest as follows: 12.5% of the total award if the AOP is at least $195.37 and 50% of the total award if the AOP is at least $208.69 in 2022. Upon Mr. Henderson’s retirement on December 31, 2021, he forfeited 1,700 of the 8,500 options reported as unvested.
(9)Remaining unvested options vest as follows: 5% of the total award if the AOP is at least $195.37 and 20% of the total award if the AOP is at least $208.69 in 2022, 5% of the total award if the AOP is at least $214.91 and 20% of the total award if the AOP is at least $245.21 in 2023 and 5% of the total award if the AOP is at least $236.40 and 20% of the total award if the AOP is at least $288.12 in 2024.
(10)Options vest as follows: 12.5% if the AOP is at least $236.40 and 50% if the AOP is at least $288.12 per diluted share in 2024 and 12.5% if the AOP is at least $260.04 and 50% if the AOP is at least $338.55 per diluted share in 2025. Upon Mr. Henderson’s retirement on December 31, 2021, he forfeited 17,700 of the 22,125 options reported as unvested.
(11)All options held in trust for the benefit of Mr. Henderson’s family.
(12)Options vest as follows: 12.5% if the AOP is at least $195.37 and 50% if the AOP is at least $208.69 per diluted share in 2022 and 12.5% if the AOP is at least $214.91 and 50% if the AOP is at least $245.21 per diluted share in 2023. Upon Mr. Henderson’s retirement on December 31, 2021, he forfeited 12,000 of the 60,000 unvested options.
(13)Remaining unvested options vest as follows: 5% of the total award if the AOP is at least $195.37 and 20% of the total award if the AOP is at least $208.69 per diluted share in 2022. Upon Mr. Henderson’s retirement on December 31, 2021, he forfeited 764 of the 1,274 options reported as unvested.
(14)Held in trust for the benefit of Mr. Howley’s family.
(15)Remaining options vest as follows: 10% if the AOP is at least $195.37 and 40% if the AOP is at least $208.69 per diluted share in 2022, and 5% if the AOP is at least $214.91 and 20% if the AOP is at least $245.21 per diluted share in 2023.
(16)Options vest as follows: 10% if the AOP is at least $195.37 and 40% if the AOP is at least $208.69 per diluted share in 2022, 10% if the AOP is at least $214.91 and 40% if the AOP is at least $245.21 per diluted share in 2023, and 5% if the AOP is at least $236.40 and 20% if the AOP is at least $288.12 per diluted share in 2024.

Option Exercises in Last Fiscal Year
The following table sets forth information with respect to the number of shares acquired by the named executive officers upon exercise of options and the value realized through such exercise during fiscal 2021 (in dollars, except for number of shares acquired on exercise data):

	Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Kevin Stein	79,600	$34,663,764
Michael Lisman	—	—
Jorge L. Valladares III	10,000	4,665,506
Sarah Wynne	—	—
Robert Henderson (1)	57,500	26,356,725
W. Nicholas Howley (2)	209,694	100,745,391

(1)All options exercised were held by a trust for the benefit of Mr. Henderson’s family.
(2)All options exercised were held by a trust for the benefit of Mr. Howley’s family.
Potential Payments Upon Termination or Change in Control
All of the named executive officers have severance benefits governed by their employment agreements.
Pursuant to the terms of his employment agreement, if Mr. Stein is terminated for cause (as defined in his employment agreement), he will receive only any unpaid but accrued base salary and benefits. As of September 30, 2021, Mr. Stein had no unpaid but accrued salary and benefits. If Mr. Stein is terminated for death or disability or without cause by TransDigm or voluntarily resigns for good reason, he will receive (a) two times his annual salary, (b) two times the greater of (i) all bonuses paid or payable for the fiscal year immediately prior to the date of termination or (ii) bonuses for the fiscal year in which the date of termination occurs, determined in accordance with TransDigm’s annual incentive program, if any, and (c) 18 times the monthly cost of the difference between his employee co-premiums for health insurance at the time of termination and the COBRA cost for such coverage, and in each case the payments will be payable in equal monthly installments over the two-year period following his termination.
Pursuant to the terms of their respective employment agreements, if Mr. Lisman, Mr. Valladares or Ms. Wynne is terminated for cause (as defined in the applicable employment agreement), he or she will receive only any unpaid but accrued base salary and benefits. As of September 30, 2021, none of Mr. Lisman, Mr. Valladares or Ms. Wynne had unpaid but accrued base salary or benefits. If Mr. Lisman, Mr. Valladares or Ms. Wynne is terminated by reason of death or disability or without cause by the Company or voluntarily resigns for good reason, he or she will receive 1.25 times his or her annual salary, (b) 1.25 times the greater of (i) all bonuses paid or payable to him or her for the fiscal year immediately prior to the date of termination or (ii) the target bonus for the fiscal year in which the date of termination occurs, determined in accordance with the Company’s bonus program, if any, and (c) 18 times the monthly cost of the difference between his or her employee co-premiums for health insurance at the time of termination and the COBRA cost for such coverage, and in each case the payments will be payable in equal monthly installments over the two-year period following his or her termination. As of September 30, 2021, the severance provisions for Mr. Lisman and Ms. Wynne were slightly different and they would have received 15 times the amount described in clause (c) of the previous sentence, rather than 18 times. As of September 30, 2021, the severance provisions for Mr. Valladares were different and were the same as those described in the following paragraph with respect to Mr. Henderson.
Mr. Henderson retired on December 31, 2021. However, his prior employment agreement provided that if he were terminated for cause, he would have received only any unpaid but accrued base salary and benefits. As of September 30, 2021, Mr. Henderson had no unpaid but accrued base salary or benefits. If Mr. Henderson had been terminated by reason of death or disability or without cause by the Company or voluntarily resigned for good reason, he would have received, after 90 days’ notice in the case of termination without cause, (a) one times his annual salary, (b) one times the greater of (i) all bonuses paid or payable to the executive for the fiscal year immediately prior to the date of termination or (ii) bonuses for the fiscal year in which the date of termination occurs, determined in accordance with the Company’s bonus program, if any, and (c) 18 times the monthly cost of the difference between his employee co-premiums for health insurance at the time of termination and the COBRA cost for such coverage, and in each case the payments will be payable in equal monthly installments over the two-year period following his termination.
Mr. Howley was not an employee on September 30, 2021.

In addition, certain option grants for Mr. Stein, Mr. Lisman, Mr. Valladares, Ms. Wynne and Mr. Henderson have post-employment vesting provisions. If any of them had died, become disabled, been terminated by TransDigm without cause or resigned his or her employment for good reason on September 30, 2021, he or she would have had options be permitted to vest in accordance with their terms as set forth in the table below. Mr. Howley has similar provisions in his option agreement that would apply if he were no longer on the Board or serving as Chairman.

Name	Number of Unvested Options	Option Expiration Date	Number of Options Permitted to Continue to Vest Upon Termination (9/30/2021)
Kevin Stein	42,700	4/25/2028	25,620
	50,000	11/15/2029	10,000
	68,000	11/11/2030	—
Michael Lisman	550	11/8/2027	—
	1,620	1/24/2028	—
	48,000	11/5/2028	19,200
	46,160	11/11/2030	—
Jorge L. Valladares III	32,500	11/8/2027	19,500
	24,400	11/5/2028	9,760
	3,400	4/25/2029	1,360
	21,300	11/15/2029	4,260
	58,300	11/11/2030	—
Sarah Wynne	2,340	11/5/2028	936
	6,000	11/15/2029	1,200
	14,400	11/11/2030	—
Robert Henderson	8,500	11/8/2027	5,100
	60,000	11/5/2028	24,000
	22,125	11/11/2030	—
	1,274	11/11/2030	—
W. Nicholas Howley	12,949	11/15/2029	10,359
	42,623	11/11/2030	—
	105,000	8/6/2031	—
TransDigm’s equity plans have provisions for accelerated vesting in certain circumstances on a change in control. If a change in control had occurred on September 30, 2021, Mr. Stein, Mr. Lisman, Mr. Valladares, Ms. Wynne, Mr. Henderson and Mr. Howley would have had 160,700, 96,330, 139,900, 22,700, 91,899 and 160,572 options, respectively, vest, with a realized value of $20,383,293, $16,964,627, $23,405,179, $1,956,000, $21,022,520 and $3,556,608, respectively (assuming the change in control price was $624.57, the closing price of our stock on the New York Stock Exchange on September 30, 2021).
In sum, had a change in control or termination for the various reasons set forth below occurred on September 30, 2021, the named executive officers would have been entitled to receive the following aggregate amounts (in dollars):

Name	Change in Control (1)	Termination for Cause	Termination Without Cause	Termination for Death/ Disability	Voluntary Termination for Good Reason	Voluntary Termination without Good Reason
Kevin Stein	$20,383,923	$—	$6,083,501	$6,083,501	$6,083,501	$—
Michael Lisman	16,964,627	—	1,521,775	1,521,775	1,521,775	—
Jorge L. Valladares III	23,405,179	—	1,384,168	1,384,168	1,384,168	—
Sarah Wynne	1,956,000	—	984,987	984,987	984,987	—
Robert Henderson	21,022,520	—	873,384	873,384	873,384	—
W. Nicholas Howley	3,556,608	—	—	—	—	—

(1)Amounts assume that the named executive officer was not terminated in connection with the change in control. If the named executive was terminated without Cause in connection with a change in control, his compensation would also include amounts listed in the column for “Termination Without Cause.”

Director Compensation
Mr. Stein, the only director who is also a TransDigm employee, does not receive any director fees. Mr. Howley also does not receive any director fees, as he received an option grant in connection with the early termination of his employment agreement and transition to non-executive Chairman.
Compensation for non-employee directors for 2021 was as follows:
•An annual retainer fee of $75,000, with such fee being paid, at the option of each director, either in cash or shares of TransDigm’s common stock, paid semi-annually in arrears (typically in March and September). No additional Board or committee meeting fees were paid.
•An additional retainer of $15,000 to the chairman of the Audit Committee, paid semi-annually in arrears.
•An additional retainer of $5,000 to the chairmen of the Compensation and Nominating & Governance Committees, paid semi-annually in arrears.
Historically, every two years, TransDigm made a grant of stock options to each outside director to cover equity compensation for a two-year period. No option grants were made in fiscal 2021. In 2020, the grant was valued at $400,000 on a Black-Scholes basis and covered compensation for fiscal 2020 and 2021, granted on the same terms and conditions as those granted to TransDigm employees, including vesting over five years. The terms of the options are discussed in greater detail under “Executive Compensation – Equity Based Incentives–Options.” Commencing in fiscal 2022, outside directors other than Mr. Howley will instead receive a grant of stock options annually valued at $200,000 on a Black-Scholes basis. This will help avoid investor confusion over the magnitude of director compensation. Non-employee directors must maintain equity in TransDigm (i.e., stock or vested in-the-money options) equal to at least $250,000 (with a grace period to reach such limit). The following table sets forth the compensation paid to TransDigm’s non-employee directors during fiscal 2021 (in dollars):

Name	Fees Earned or Paid in Cash (1)	Stock Awards (1)	Option Awards	All Other Compensation (2)	Total
David Barr	$562	$74,438	$—	$78,250	$153,250
Jane Cronin (3)	361	18,389	—	—	18,750
Mervin Dunn	5,562	74,438	—	78,250	158,250
Michael Graff	5,562	74,438	—	78,250	158,250
Sean Hennessy	15,562	74,438	—	78,250	168,250
Raymond Laubenthal	562	74,438	—	78,250	153,250
Gary E. McCullough	562	74,438	—	78,250	153,250
Michele Santana	562	74,438	—	55,438	130,438
Robert Small	562	74,438	—	78,250	153,250
John Staer	75,000	—	—	78,250	153,250

(1)Messrs. Barr, Dunn, Graff, Hennessy, Laubenthal, McCullough and Small and Ms. Santana and Ms. Cronin elected to receive all of their semi-annual board retainer fees as stock. Ms. Cronin was appointed to the Board on June 30, 2021 and received one-quarter of the annual retainer. The shares were issued based on a value established on March 15, 2021 and September 15, 2021, on which dates the last closing price of the common stock on the New York Stock Exchange were $617.46 and $612.96, respectively.
(2)Represents amounts paid under TransDigm’s dividend equivalent plans.
(3)Ms. Cronin joined the Board on June 30, 2021.
Compensation Risk
The Compensation Committee has reviewed and evaluated the incentive compensation policies and practices that cover all employees. On the basis of that review, the Compensation Committee does not believe that its compensation policies and practices pose risks that are reasonably likely to have a material adverse effect on TransDigm.
Compensation Committee Interlocks and Insider Participation
Messrs. Graff, Dunn, Hennessy and Small comprise the Compensation Committee. There are no Compensation Committee interlocks.

Compensation Committee Report
The Compensation Committee has reviewed and discussed with TransDigm management the Compensation Discussion and Analysis set forth in this Item 11. Based on the review and discussions noted above, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the Securities and Exchange Commission.

Compensation Committee
Michael Graff, Chair
Mervin Dunn
Sean Hennessy
Robert Small
Employment Agreements
On commencement of his employment in October 2014, Mr. Stein entered into an employment agreement with TransDigm to serve as Chief Operating Officer. The agreement, pursuant to which Mr. Stein currently serves as Chief Executive Officer, was most recently amended in April 2018. Unless earlier terminated by TransDigm or Mr. Stein, the current term of Mr. Stein’s employment expires October 1, 2024. The agreement does not have a provision for automatic renewal.
Mr. Lisman entered into an employment agreement with TransDigm in July 2018 in connection with his promotion to Chief Financial Officer. The agreement was amended in November 2021 to modify the severance provisions to include 18 times the monthly cost of the difference between his employee co-premiums for health insurance at the time of termination and the COBRA cost for such coverage, instead of 15 times such amount. Unless earlier terminated by TransDigm or Mr. Lisman the term of his agreement extends until December 31, 2023, with no automatic right of renewal.
Mr. Valladares entered into an employment agreement with TransDigm in October 2013, which has been amended most recently in November 2021. The most recent amendment: (1) removed the requirement for 90-day notice of termination, (2) modified the severance provisions from one times severance and bonus to 1.25 severance and bonus, (3) eliminated Mr. Valladares’ opportunity to cure a default in the event of a termination for cause, and (4) added a requirement for Mr. Valladares to sign a release in order to receive severance. Mr. Valladares currently serves as Chief Operating Officer. Unless earlier terminated by TransDigm or Mr. Valladares the term of his agreement extends until October 1, 2023, with no automatic right of renewal.
Ms. Wynne entered into an employment agreement with TransDigm in November 2018. The agreement was amended in November 2021 to modify the severance provisions to include 18 times the month cost of the difference between her employee co-premiums for health insurance at the time of termination and the COBRA cost for such coverage, instead of 15 times such amount. Unless earlier terminated by TransDigm or Ms. Wynne, the term of her agreement extends until December 31, 2024 with no automatic right of renewal.
Mr. Henderson and Mr. Howley are no longer employees. Mr. Henderson retired on December 31, 2021. Mr. Howley transitioned from an employee to a non-employee Chairman in August 2021. Mr. Howley’s employment agreement was terminated, other than the non-competition and non-solicitation covenants that were contained therein which will continue until September 30, 2023 and the non-disclosure obligations which will continue indefinitely.
The employment agreements provide that if a named executive officer is terminated for any reason, he or she will be entitled to payment of any accrued but unpaid base salary through the termination date, any unreimbursed expenses, an amount for accrued but unused sick and vacation days, and benefits owing to him under the benefit plans and programs sponsored by TransDigm. In addition, if his or her employment is terminated under the following circumstances, then TransDigm will pay the severance described elsewhere in this Form 10-K:
•without cause (as defined in his or her employment agreement);
•by the named executive officer for certain enumerated good reasons, which include: a material diminution in his or her title, duties or responsibilities, without his or her prior written consent; a reduction of his or her aggregate cash compensation (including bonus opportunities), benefits or perquisites, without his or her prior written consent; TransDigm requires him or her, without his or her prior written consent, to be based at any location that requires a relocation greater than 30 miles from his or her current office; or any material breach of this Agreement by TransDigm; or, solely in the case of Mr. Stein, TransDigm’s refusal to amend the agreement to extend the term or any renewal thereof at least one year or enter into a new agreement on substantially similar terms without providing him with comparable severance; or
•due to his or her death or disability (as defined in his or her employment agreement).

During the term of each executive officer’s employment and following any termination of his employment, for a period of (a) 24 months in the case of Mr. Stein and (b) 12 months in the case of a termination without cause or for enumerated good reasons or 24 months in the event of voluntary termination without enumerated good reasons or termination for cause in the case of the other named executive officers, the executive officer will be prohibited from engaging in any business that competes with any business of TransDigm or its subsidiaries (and in the case of Mr. Stein, from rendering services to any person or entity designed to assist such person or entity to acquire a business that TransDigm has pursued or had demonstrable plans to pursue as an acquisition target within 24 months prior to his termination). In addition, during the term of employment and for the two-year period following the termination of each executive officer’s employment for any reason, he or she will be prohibited from soliciting or inducing any person who is or was employed by, or providing consulting services to, TransDigm during the 12-month period prior to the date of the termination of his or her employment, to terminate their employment or consulting relationship with TransDigm. Under the terms of his or her employment agreement, each executive officer is also subject to certain confidentiality and non-disclosure obligations, and TransDigm has agreed, so long as the executive officer is not in breach of certain of his or her obligations under his or her employment agreement, to, among other things, indemnify him to the fullest extent permitted by Delaware law against all costs, charges and expenses incurred or sustained by him or her in connection with any action, suit or proceeding to which he may be made a party by reason of being or having been a director, officer or employee of TransDigm or serving or having served any other enterprise as a director, officer or employee at TransDigm’s request.
2021 CEO Pay Ratio
The SEC requires us to disclose the annual total compensation of each of Mr. Stein (our Chief Executive Officer) and our median employee, as well as the ratio of their respective annual total compensation to each other (in each case, with annual total compensation calculated in accordance with SEC rules applicable to the Summary Compensation Table). In fiscal 2021, Mr. Stein’s annual total compensation was $21,484,504. Our median employee’s annual total compensation was $58,837. The ratio of Mr. Stein’s annual total compensation to our median employee’s annual total compensation was 365:1.
As permitted by SEC rules, we used the same median employee that we had identified in 2020, since there had been no change in our employee population or employee compensation arrangements that we reasonably believed would result in a significant change to the pay ratio disclosure. Last year, we identified the median employee by calculating total cash compensation (base salary, including overtime, and cash incentive compensation, where applicable) of all persons employed by us as of year-end 2020. Once we identified our median employee, we re-calculated such employee’s annual total compensation consistent with the summary compensation table for purposes of determining the ratio of Mr. Stein’s annual total compensation to such employee’s total compensation.
ITEM 12.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth information regarding security ownership of certain beneficial owners and management:

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

Security Ownership of Certain Beneficial Holders and Management
The following table sets forth information regarding the beneficial ownership of TransDigm common stock as of January 10, 2022 with respect to each person known to be a beneficial owner of more than five percent of the outstanding common stock:

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percentage of Class (4)
Capital International Investors (1) 333 South Hope Street, 55th Floor Los Angeles, CA 90071	6,536,751	11.79%
The Vanguard Group, Inc.(2) 100 Vanguard Blvd. Malvern, PA 19355	5,464,661	9.86%
Principal Global Investors, LLC (3) 801 Grand Avenue Des Moines, IA 50392	2,901,487	5.23%

(1)Information obtained from a Schedule 13G/A filed by Capital International Investors on February 16, 2021 and a Form 13F-HR filed November 15, 2021 reporting holdings as of September 30, 2021. Capital International Investors has sole voting power over 6,535,046 shares.
(2)Information obtained from a Schedule 13G/A filed by The Vanguard Group on February 10, 2021 and a Form 13F-HR filed November 12, 2021 on behalf of Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd. reporting holdings as of September 30, 2021. Vanguard Group, Inc. has sole voting power over 90,909 shares and shared voting power over 5,373,752 shares.
(3)Information obtained from a Schedule 13G filed by Principal Global Investors on February 16, 2021 and Form 13F-HR filed November 9, 2021 by Principal Financial Group Inc. reporting holdings as of September 30, 2021.
(4)Percentage of ownership is based on 55,446,441 shares of common stock of TransDigm outstanding as of January 10, 2022.

The following table sets forth information regarding the beneficial ownership of TransDigm common stock as of January 10, 2022 with respect to each director and named executive officer and all directors and executive officers as a group. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them. None of the shares held by directors or executive officers are pledged. The address for each individual listed below is c/o TransDigm Group Incorporated, 1301 East 9th Street, Suite 3000, Cleveland, Ohio 44114:

	Amount and Nature of Beneficial Ownership (1)
Beneficial Owner	Shares	Shares Subject to Options Currently Exercisable or Exercisable within 60 Days	Total Number of Shares	Percentage of Class
David Barr	31,785	4,960	36,745	*
Jane Cronin	330	0	330	*
Mervin Dunn	1,704	13,088	14,792	*
Michael Graff (2)	22,958	5,480	28,438	*
Sean Hennessy	33,935	11,888	45,823	*
W. Nicholas Howley (3)	29,809.513	1,019,368	1,049,177.513	1.89%
Raymond Laubenthal (4)	210,434	4,960	215,394	*
Gary E. McCullough	794	4,960	5,754	*
Michele Santana	403	2,925	3,328	*
Robert Small (5)	2,677,413	13,088	2,690,501	4.85%
John Staer (6)	117	8,610	8,727	*
Kevin Stein (7)	8,158	280,600	288,758	*
Michael Lisman	2,309	93,770	96,079	*
Jorge L. Valladares III (8)	11,000	185,400	196,400	*
Sarah Wynne (9)	610	24,760	25,370	*
Robert Henderson (10)	10,000	250,605	260,605	*
All Directors and Officers as a group (17 persons) (11)	3,042,642.513	1,953,692	5,009,422.513	8.73%
*Less than 1%

(1)Includes shares of which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3 under the Securities Exchange Act, as amended (the “Exchange Act”), within 60 days of January 10, 2022. The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below includes the shares underlying options held by such persons that are exercisable within 60 days of January 10, 2022, but excludes shares underlying options held by any other person. Percentage of ownership is based on 55,446,441 shares of common stock of TransDigm outstanding as of January 10, 2022.
(2)Includes 4,000 shares held by Mr. Graff as the trustee of certain trusts created for the benefit of his children, 13,096 shares held by a trustee of a trust created by Mr. Graff’s wife for the benefit of their children and 1,200 shares held directly by Mr. Graff’s wife.
(3)Includes 8,262 shares held by Mr. Howley as trustee of a charitable foundation, 21,547.513 shares that are held by Mr. Howley as trustee of a trust for the benefit of his family and options to purchase 1,019,368 shares that are held by Mr. Howley as trustee of a trust for the benefit of his family.
(4)Includes 48,897 shares held in trust for the benefit of Mr. Laubenthal’s children. Mr. Laubenthal does not have any direct voting or dispositive power over the trust or economic interest therein and therefore, disclaims beneficial ownership.
(5)Includes 2,575,967 shares held by entities related to Berkshire Partners LLC. Mr. Small disclaims beneficial ownership of all shares owned or controlled by the Berkshire entities except to the extent of any pecuniary interest therein. Also includes 60,044 shares held by Mr. Small as trustee over which he has voting power but does not have any economic interest.
(6)Includes 26 shares held by Mr. Staer’s wife.
(7)Includes 1,347 shares held in trust for the benefit of Mr. Stein’s family.
(8)Includes options to purchase 12,600 shares that are held in trust for the benefit of Mr. Valladares’ children.
(9)Includes 10 shares held by Ms. Wynne’s husband.
(10)Includes options to purchase 250,605 shares that are held in trust for the benefit of Mr. Henderson’s family.

(11)Includes shares subject to options exercisable within 60 days of January 10, 2022. Includes (i) 3,382 shares held by Mr. Graff as trustee, 13,096 held by a trustee of a trust created by Mr. Graff’s wife and 1,200 shares held by Mr. Graff’s wife (see note (2) above), (ii) 8,262 shares held by Mr. Howley as trustee of a charitable foundation, 21,547.513 shares held by Mr. Howley as trustee of a trust for the benefit of Mr. Howley’s family and options to purchase 1,019,368 shares held by Mr. Howley as trustee (see note (3) above), (iii) 48,897 shares held in trust for the benefit of Mr. Laubenthal’s children (see note (4) above), (iv) 2,575,967 shares held by entities related to Berkshire Partners LLC and 78,074 shares held by Mr. Small as trustee (see note (5) above), (v) 26 shares held by Mr. Staer’s wife (see note (6) above), (vi) 1,347 shares held in trust for the benefit of Mr. Stein’s family (see note (7) above), (vii) options to purchase 12,600 shares held in trust for the benefit of Mr. Valladares’ children (see note (8) above), (viii) 10 shares held by Ms.Wynne’s husband (see note (9) above), (ix) options to purchase 250,605 shares that are held in trust for the benefit of Mr. Henderson’s family (see note (10) above), and (x) 4 shares held by Halle Martin as custodian for her children and one share held by her husband.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
The Board has determined that all Board members, other than Messrs. Stein and Howley, are independent under applicable rules of the New York Stock Exchange.
Related Party Transactions
The Board of Directors reviews and must approve all related party transactions. Proposed transactions between TransDigm and related persons are submitted to the full Board for consideration. The relationship of the parties and the terms of the proposed transaction are reviewed and discussed by the Board and the Board may approve or disapprove TransDigm entering into the transaction. All related party transactions, whether or not those transactions must be disclosed under applicable regulations, are approved by the Board pursuant to the policy.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Auditors
The following table shows the fees billed by TransDigm’s independent registered public accounting firm, Ernst & Young LLP, for the fiscal years ended September 30, 2021 and September 30, 2020 (in dollars):

	September 30, 2021	September 30, 2020
Audit Fees (1)	$7,519,000	$7,013,000
Audit-Related Fees (2)	238,000	65,000
Tax Fees (3)	1,218,000	1,000,000
All Other Fees (4)	8,000	15,000

(1)Audit fees are fees for professional services rendered in connection with the audit of our annual consolidated financial statements, statutory audits and reviews of our quarterly consolidated financial statements.
(2)Audit-related fees include M&A due diligence, employee benefit plans and other agreed-upon procedures and attestation engagements.
(3)Tax fees include professional services rendered for tax compliance and tax advisory services. These services include the review of certain tax returns, tax audit assistance, and advising on legal entity restructuring.
(4)All other fees include publications and online subscriptions/content.
Audit Committee Pre-Approval Policy
The Audit Committee must pre-approve any audit or permissible non-audit services. The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors prior to its engagement of such services. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. All audit and non-audit services were pre-approved by the Audit Committee.

PART IV
15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (3) Exhibits. The following exhibits are filed as part of, or incorporated by reference to, this report on Form 10-K/A, as indicated.

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2014 (File No. 001-32833)
3.2	Third Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 30, 2018 (File No. 001-32833)
3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.6	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.7	By-laws of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.8	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.9	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.10	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.11	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.12	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.13	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.14	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.15	By-laws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.16	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.17	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.18	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.19	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.20	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.21	Certificate of Amendment of Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.22	Certificate of Amendment of Certificate of Incorporation, filed December 10, 2013, of HDT Global, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.23	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.24	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.25	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.26	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.27	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.28	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.29	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.30	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.31	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.32	Certificate of Amendment of Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.33	Certificate of Amendment of Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.34	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.35	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.36	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.37	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.38	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.39	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.40	Bylaws, as amended, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.41	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q, filed May 9, 2012 (File No. 001-32833)
3.42	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.43	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.44	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.45	Second Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.46	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.47	Certificate of Amendment of Certificate of Incorporation, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.48	Certificate of Amendment of Certificate of Incorporation, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.49	By-laws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.50	Amended and Restated Certificate of Incorporation of Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.51	By-laws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.52	Certificate of Formation, effective June 28, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.53	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No.333-144366)
3.54	Articles of Incorporation, filed December 29, 1992, of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.55	Bylaws of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.56	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.57	Amendment to Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.58	Amendment to Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.59	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.60	Articles of Amendment to Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.61	Articles of Amendment to Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.62	By-laws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.63	Certificate of Incorporation, filed October 24, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.64	Certificate of Amendment of Certificate of Incorporation, filed December 1, 1977, of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.65	By-laws of Transformer Technology Corporation (now known as Beta Transformer Technology Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.66	Amended and Restated Limited Liability Company Agreement, filed July 7, 2016, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.67	Limited Liability Company Certificate of Formation of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.68	Limited Liability Company Agreement of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.69	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.70	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.71	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.72	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.73	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.74	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.75	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.76	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.77	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.78	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.79	Certificate of Incorporation, filed August 6, 2007, of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.80	By-laws of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.81	Articles of Organization of CDA InterCorp LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.82	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.83	Certificate of Formation, filed September 30, 2009, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.84	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.85	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.86	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.87	Certificate of Incorporation, filed October 23, 1970, of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.88	Certificate of Amendment of Certificate of Incorporation, filed April 23, 1999, of ILC Data Device Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.89	Certificate of Amendment of Certificate of Incorporation, filed July 14, 2014, of Data Device Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.90	By-laws of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.91	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.92	By-laws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.93	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.94	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.95	Fourth Amended and Restated Limited Liability Agreement of Electromech Technologies LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.96	Articles of Organization, as amended, of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.97	First Amended and Restated Limited Liability Company Agreement of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.98	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.99	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.100	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.101	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.102	By-laws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.103	Amended and Restated Certificate of Incorporation of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.104	By-laws, as amended, of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.105	Certificate of Formation, filed January 26, 2007, of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.106	Amended and Restated Limited Liability Company Agreement of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.107	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.108	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.109	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.110	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technologies Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 28, 2006 (File No. 001-32833)
3.111	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.112	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.113	By-laws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.114	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.115	By-laws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.116	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.117	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.118	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.119	Restated Certificate of Incorporation, filed June 27, 2014, of North Hills Signal Processing Corp.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.120	By-laws of Porta Systems Corp. (now known as North Hills Signal Processing Corp.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.121	Certificate of Formation, filed September 30, 2021, of North Hills Signal Processing Overseas LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
3.122	Limited Liability Company Agreement of North Hills Signal Processing Overseas LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
3.123	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.124	Certificate of Amendment of Certificate of Incorporation, filed May 14, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.125	By-laws of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.126	Articles of Incorporation, filed October 3, 1956, of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.127	Certificate of Amendment of Articles of Incorporation, filed December 9, 1970, of Articles of Incorporation of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.128	Restated By-laws of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.129	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.130	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.131	Certificate of Incorporation, as amended, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.132	Certificate of Amendment of Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.133	Amended and Restated By-laws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.134	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.135	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.136	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 14, 2014 (File No. 001-32833)
3.137	By-laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.138	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed October 11, 2006 (File No. 333-137937)
3.139	By-laws, as amended, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.140	Certificate of Incorporation, filed August 22, 1986, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.141	Certificate of Amendment, filed June 8, 1998, of Certificate of Incorporation of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.142	By-Laws, as amended, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.143	Certificate of Formation, filed March 27, 2015, of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.144	Limited Liability Company Agreement of Telair International LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.145	Certificate of Formation, filed February 23, 2015, of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.146	Limited Liability Company Agreement of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.147	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.148	By-laws, as amended, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.149	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.150	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.151	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.152	Limited Liability Company Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.153	Restated Certificate of Incorporation of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.154	By-laws, as amended, of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.155	Certificate of Formation, filed May 30, 2013, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.156	Amended and Restated By-laws of Kirkhill Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.157	Certificate of Incorporation, as amended, of KH Acquisition I Co. (now known as Kirkhill Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.158	Certificate of Incorporation of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.159	Articles of Association of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.160	Amended and Restated Certificate of Incorporation of Extant Components Group Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.161	Bylaws of Extant Components Group Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.162	Certificate of Incorporation of Extant Components Group Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.163	Bylaws of Extant Components Group Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.164	Articles of Organization, as amended, of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.165	Amended and Restated Limited Liability Company Agreement of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.166	Articles of Organization, as amended, of Symetrics Technology Group, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.167	Amended and Restated Limited Liability Company Agreement of Symetrics Technology Group, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.168	Certificate of Incorporation, as amended, of TEAC Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.169	Bylaws of TEAC Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.170	Certificate of Incorporation, as amended, of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.171	Bylaws of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.172	Articles of Incorporation, filed January 2, 1992, of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.173	Amended and Restated By-laws of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.174	Fifth Amended and Restated Certificate of Incorporation of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.175	Second Amended and Restated By-laws of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.176	Certificate of Formation of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.177	Amended and Restated Bylaws of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed April 2, 2019 (File No. 333-228336)
3.178	Certificate of Incorporation, as amended, of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.179	Amended and Restated Bylaws of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.180	Certificate of Incorporation, as amended, of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.181	Amended and Restated Bylaws of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.182	Certificate of Incorporation of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.183	Amended and Restated Bylaws of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.184	Restated Articles of Incorporation of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.185	Amended and Restated Bylaws of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.186	Certificate of Formation of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.187	Amended and Restated Limited Liability Company Agreement of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.188	Certificate of Formation of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.189	Amended and Restated Limited Liability Company Agreement of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.190	Certificate of Incorporation, as amended, of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.191	Amended and Restated Bylaws of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.192	Certificate of Incorporation, as amended, of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed August 7, 2019 (File No. 333-233103)
3.193	Amended and Restated Bylaws of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.194	Certificate of Formation of Esterline Technologies SGIP LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.195	Limited Liability Company Agreement of Esterline Technologies SGIP LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.196	Certificate of Incorporation of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.197	Amended and Restated Bylaws of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.198	Restated Articles of Incorporation of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.199	Amended and Restated Bylaws of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.200	Certificate of Incorporation, as amended, of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.201	Amended and Restated Bylaws of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.202	Amended and Restated Articles of Incorporation, as amended, of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.203	Amended and Restated Bylaws of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.204	Certificate of Incorporation, as amended, of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.205	Amended and Restated By-laws of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.206	Certificate of Incorporation, as amended, of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.207	Amended and Restated Bylaws of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.208	Certificate of Formation of 17111 Waterview Pkwy LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.209	Limited Liability Company Agreement of 17111 Waterview Pkwy LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.210	Certificate of Incorporation of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.211	Amended and Restated Bylaws of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.212	Certificate of Incorporation of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.213	Amended and Restated Bylaws of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.214	Certificate of Incorporation of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.215	Amended and Restated Bylaws of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.216	Certificate of Incorporation, as amended, of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.217	Amended and Restated Bylaws of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.218	Certificate of Incorporation of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.219	By-laws of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.220	Certificate of Incorporation of Chelton Avionics Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.221	Bylaws of Chelton Avionics Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.222	Certificate of Incorporation of Chelton Avionics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.223	Amended and Restated By-laws of Chelton Avionics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.224	Certificate of Incorporation of Cobham Defense Products, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.225	Amended and Restated By-laws of Cobham Defense Products, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.226	Certificate of Formation of Leach Mexico Holding LLC	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.227	Limited Liability Company Agreement of Leach Mexico Holding LLC	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.228	Certificate of Incorporation, as amended, of NAT Seattle Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.229	Amended and Restated By-laws of NAT Seattle Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
4.2	Indenture, dated as of June 9, 2016, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 14, 2016 (File No. 001-32833)
4.3	Indenture, dated as of May 8, 2018, among TransDigm UK Holdings plc, as issuer, TransDigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 14, 2018 (File No. 001-32833)
4.4	Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.5	Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.6	Indenture, dated as of November 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.7	Indenture, dated as of April 8, 2020, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 8.00% Senior Secured Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 8, 2020 (File No. 001-32833)
4.8	Indenture, dated as of January 20, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.9	Indenture, dated as of April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.10	Form of Supplemental Indenture to Add New Guarantors	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
4.11	Form of TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 14, 2016 (File No. 001-32833)
4.12	Form of TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 14, 2018 (File No. 001-32833)
4.13	Form of TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.14	Form of TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.15	Form of TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.16	Form of TransDigm Inc.’s 8.00% Senior Secured Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 8, 2020 (File No. 001-32833)
4.17	Form of TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.18	Form of TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.19	Description of Securities	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.1	Fifth Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.2	Option Agreement dated August 6, 2021 between the Company and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 10, 2021 (File No. 001-32833)
10.3	Employment Agreement, dated July 27, 2018, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed July 30, 2018 (File No. 001-32833)
10.4	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.5	Second Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.6	Third Amended and Restated Employment Agreement, dated November 6, 2018, between TransDigm Group Incorporated and Robert Henderson*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.7	Employment Agreement, dated October 28, 2013, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 29, 2013 (File No. 001-32833)
10.8	Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 27, 2015 (File No. 001-32833)
10.9	Second Amendment to Employment Agreement, dated July 30, 2018, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 3, 2018 (File No. 001-32833)
10.10	Amendment to Employment Agreement, dated November 16, 2021, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.11	Employment Agreement, dated November 10, 2018, between TransDigm Group Incorporated and Sarah Wynne*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.12	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Sarah Wynne*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.13	TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)
10.14	Amendment No. 1 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
10.15	Amendment No. 2 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2008 (File No. 001-32833)
10.16	Amendment No. 3 to the TransDigm Group Incorporated Fourth Amended and Restated 2003 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2009 (File No. 001-32833)
10.17	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1, filed March 13, 2006 (File No. 333-130483)
10.18	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)
10.19	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A, filed June 6, 2008 (File No. 001-32833)
10.20	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2019 (File No. 001-32833)
10.21	TransDigm Group Incorporated 2019 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 4, 2019 (File No. 001-32833)
10.22	TransDigm Group Incorporated 2016 Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 10, 2016 (File No. 001-32833)
10.23	Form of Stock Option Agreement for options awarded in fiscal 2017*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2017 (File No. 001-32833)
10.24	Form of Stock Option Agreement for options awarded in fiscal 2018*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
10.25	Form of Stock Option Agreement for options awarded in fiscal 2019*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.26	Form of Stock Option Agreement for options awarded in fiscal 2020*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.27	Form of Stock Option Agreement for options awarded in fiscal 2021*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.28	Fourth Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 2, 2013 (File No. 001-32833)
10.29	Third Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 2, 2013 (File No. 001-32833)
10.30	TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 28, 2014 (File No. 001-32833)
10.31	Amendment and Restatement Agreement, and Second Amendment and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
10.32	Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)
10.33	Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.34	Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.35	Incremental Term Loan Assumption Agreement dated October 14, 2016 among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 14, 2016 (File No. 001-32833)
10.36	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 8, 2017 (File No. 001-32833)
10.37	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 24, 2017 (File No. 001-32833)
10.38	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 6, 2017 (File No. 001-32833)
10.39	Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 22, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.40	Amendment No. 5, Incremental Assumption Agreement and Refinancing Facility Agreement, dated as of May 30, 2018, relating to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 31, 2018 (File No. 001-32833)
10.41	Amendment No. 6 and Incremental Revolving Credit Assumption Agreement, dated as of March 14, 2019, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 14, 2019 (File No. 001-32833)
10.42	Amendment No. 7 and Refinancing Facility Agreement, dated as of February 6, 2020, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 6, 2020 (File No. 001-32833)
10.43	Amendment No. 8 and Loan Modification Agreement, dated as of May 24, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 25, 2021 (File No. 001-32833)
10.44	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 6, 2013 (File No. 001-32833)
10.45	Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
10.46	First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.47	Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.48	Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic’s Purchaser Group	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.49	Fourth Amendment to the Receivables Purchase Agreement dated as of August 4, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 7, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.50	Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2017 (File No. 001-32833)
10.51	Tenth Amendment to the Receivables Purchase Agreement dated as of July 31, 2018, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
10.52	Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2019, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.53	Twelfth Amendment to the Receivables Purchase Agreement dated as of July 22, 2020, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)
10.54	Thirteenth Amendment to the Receivables Purchase Agreement dated as of July 26, 2021, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
21.1	Subsidiaries of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
22.1	Listing of Subsidiary Guarantors	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
23.1	Consent of Independent Registered Public Accounting Firm	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2021	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2021	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
31.3	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2022	Filed Herewith
31.4	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2022	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
101.SCH	Inline XBRL Taxonomy Extension Schema	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2022.

TRANSDIGM GROUP INCORPORATED

By:		/s/ Michael Lisman
	Name:	Michael Lisman
	Title:	Chief Financial Officer (Principal Financial Officer)