Form 10-Q
period 2022-01-01
TransDigm Group INC
filed 2022-02-08
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 1, 2022

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 55,462,081 as of January 31, 2022.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	January 1, 2022	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,813	$4,787
Trade accounts receivable—Net	673	791
Inventories—Net	1,215	1,185
Prepaid expenses and other	270	267
Total current assets	6,971	7,030
PROPERTY, PLANT AND EQUIPMENT—NET	794	770
GOODWILL	8,568	8,568
OTHER INTANGIBLE ASSETS—NET	2,752	2,791
OTHER	157	156
TOTAL ASSETS	$19,242	$19,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$76	$277
Short-term borrowings—trade receivable securitization facility	350	349
Accounts payable	212	227
Accrued and other current liabilities	740	810
Total current liabilities	1,378	1,663
LONG-TERM DEBT	19,388	19,372
DEFERRED INCOME TAXES	503	485
OTHER NON-CURRENT LIABILITIES	599	705
Total liabilities	21,868	22,225
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 59,618,917 and 59,403,100 at January 1, 2022 and September 30, 2021, respectively	1	1
Additional paid-in capital	1,905	1,830
Accumulated deficit	(3,545)	(3,705)
Accumulated other comprehensive loss	(200)	(248)
Treasury stock, at cost; 4,198,226 shares at January 1, 2022 and September 30, 2021, respectively	(794)	(794)
Total TD Group stockholders’ deficit	(2,633)	(2,916)
NONCONTROLLING INTERESTS	7	6
Total stockholders’ deficit	(2,626)	(2,910)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,242	$19,315
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021
NET SALES	$1,194	$1,108
COST OF SALES	533	567
GROSS PROFIT	661	541
SELLING AND ADMINISTRATIVE EXPENSES	170	197
AMORTIZATION OF INTANGIBLE ASSETS	36	29
INCOME FROM OPERATIONS	455	315
INTEREST EXPENSE—NET	264	267
OTHER INCOME	(2)	(5)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	193	53
INCOME TAX PROVISION	30	3
INCOME FROM CONTINUING OPERATIONS	163	50
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	1	—
NET INCOME	164	50
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—
NET INCOME ATTRIBUTABLE TO TD GROUP	$163	$50
NET INCOME (LOSS) APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$117	$(23)
Earnings (loss) per share attributable to TD Group common stockholders:
Earnings (loss) per share from continuing operations—basic and diluted	$1.96	$(0.42)
Earnings per share from discontinued operations—basic and diluted	0.02	—
Earnings (loss) per share	$1.98	$(0.42)
Weighted-average shares outstanding:
Basic and diluted	59.2	54.7
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021
Net income	$164	$50
Less: Net income attributable to noncontrolling interests	(1)	—
Net income attributable to TD Group	$163	$50
Other comprehensive income, net of tax:
Foreign currency translation (loss) gain	(10)	111
Unrealized gain on derivatives	58	13
Pensions and other postretirement benefits	—	—
Other comprehensive income, net of tax, attributable to TD Group	48	124
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$211	$174
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE—September 30, 2020	58,612,028	$1	$1,581	$(4,359)	$(401)	(4,198,226)	$(794)	$4	$(3,968)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	3	3
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	43	—	—	—	—	—	43
Exercise of employee stock options	240,979	—	32	—	—	—	—	—	32
Net income attributable to TD Group	—	—	—	50	—	—	—	—	50
Foreign currency translation (loss) gain, net of tax	—	—	—	—	111	—	—	—	111
Unrealized gain on derivatives, net of tax	—	—	—	—	13	—	—	—	13
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—January 2, 2021	58,853,007	$1	$1,656	$(4,314)	$(277)	(4,198,226)	$(794)	$7	$(3,721)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Non-controlling Interests	Total
BALANCE—September 30, 2021	59,403,100	$1	$1,830	$(3,705)	$(248)	(4,198,226)	$(794)	$6	$(2,910)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(3)	—	—	—	—	(3)
Compensation expense recognized for employee stock options	—	—	35	—	—	—	—	—	35
Exercise of employee stock options	215,817	—	40	—	—	—	—	—	40
Net income attributable to TD Group	—	—	—	163	—	—	—	—	163
Foreign currency translation (loss) gain, net of tax	—	—	—	—	(10)	—	—	—	(10)
Unrealized gain on derivatives, net of tax	—	—	—	—	58	—	—	—	58
Pensions and other postretirement benefits adjustments, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—January 1, 2022	59,618,917	$1	$1,905	$(3,545)	$(200)	(4,198,226)	$(794)	$7	$(2,626)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021
OPERATING ACTIVITIES:
Net income	$164	$50
Income from discontinued operations, net of tax	(1)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29	29
Amortization of intangible assets and product certification costs	36	29
Amortization of debt issuance costs, original issue discount and premium	8	9
Amortization of loss contract reserves	(12)	(18)
Non-cash stock compensation expense	37	49
Deferred income taxes	—	5
Foreign currency exchange (gain) loss	(1)	22
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	117	86
Inventories	(32)	1
Income taxes (receivable) payable	(6)	16
Other assets	(2)	3
Accounts payable	(14)	(20)
Accrued interest	(19)	7
Accrued and other liabilities	(25)	6
Net cash provided by operating activities	279	274
INVESTING ACTIVITIES:
Capital expenditures	(25)	(31)
Acquisition of businesses, net of cash acquired	—	(6)
Net proceeds from sale of businesses	—	8
Net cash used in investing activities	(25)	(29)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	40	32
Dividend equivalent payments	(46)	(73)
Proceeds from revolving credit facility	—	200
Repayment on revolving credit facility	(200)	(200)
Repayment on term loans	(19)	(19)
Net cash used in financing activities	(225)	(60)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3)	5
NET INCREASE IN CASH AND CASH EQUIVALENTS	26	190
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,787	4,717
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,813	$4,907
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$273	$252
Cash paid (refunded) during the period for income taxes, net	$17	$(5)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEK PERIODS ENDED JANUARY 1, 2022 AND JANUARY 2, 2021
(UNAUDITED)

1.    DESCRIPTION OF THE BUSINESS
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2021 included in TD Group’s Form 10-K filed on November 16, 2021. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2021 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended January 1, 2022 are not necessarily indicative of the results to be expected for the full year.
Certain reclassifications have been made to the prior year financial statements to conform to current year presentation, none of which are material.
3.    ACQUISITIONS AND DIVESTITURES
Acquisitions
Cobham Aero Connectivity – On November 24, 2020, the Company entered into a definitive agreement to acquire all the outstanding stock of Chelton Limited, Chelton Avionics Holdings, Inc. and Mastsystem Int'l Oy, collectively, Cobham Aero Connectivity (“CAC”), for a total purchase price of $945 million. The acquisition was substantially completed on January 5, 2021 and financed through existing cash on hand. The Company completed the remainder of the acquisition of CAC on February 12, 2021, also through existing cash on hand. CAC operates from two primary facilities (Marlow, United Kingdom and Prescott, Arizona) and is a leading provider of highly engineered antennas and radios for the aerospace end market. The products are primarily proprietary with significant aftermarket content and have a strong presence across major defense platforms as well as select commercial applications. CAC's operating results are included within TransDigm's Airframe segment.
The acquisition strengthens and expands the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase price paid for the acquisition reflects the current earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cash flows, as well as the future EBITDA and cash flows expected to be generated by the business, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.

The Company accounted for the CAC acquisition using the acquisition method of accounting and third-party valuation appraisals and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective dates of the acquisition. The total purchase price of CAC was allocated to the underlying assets acquired and liabilities assumed based upon the respective fair value at the dates of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The fair values of acquired intangibles and certain liabilities, such as loss contract reserves, are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions used to determine the fair values of acquired intangible assets include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue growth rates, EBITDA margins, royalty rates and technology obsolescence rates. Significant assumptions used to determine the fair value of the loss contract reserves using the discounted cash flow model include discount rates and forecasted costs to be incurred under the long-term contracts and at-market bid prices for respective contracts. These assumptions are forward looking and could be affected by future economic and market conditions.
Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the applicable thirteen week period ended January 1, 2022 or January 2, 2021 are not material and, accordingly, are not provided.
The final allocation of the fair value of assets acquired and liabilities assumed in the CAC acquisition as of the acquisition date, as well as measurement period adjustments recorded as of January 1, 2022, are summarized in the table below (in millions):

	Preliminary Allocation	Measurement Period Adjustments		Final Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$31	$1		$32
Inventories	27	2		29
Prepaid expenses and other	10	(3)		7
Property, plant and equipment	18	3		21
Goodwill	636	61		697	(1)
Other intangible assets	309	15		324	(1)
Other	34	(3)		31
Total assets acquired (excluding cash)	1,065	76		1,141
Liabilities assumed:
Accounts payable	15	3		18
Accrued and other current liabilities	38	6	(2)	44
Deferred income taxes	38	(7)		31
Other non-current liabilities	29	74	(2)	103
Total liabilities assumed	120	76		196
Net assets acquired	$945	$—		$945

(1)Of the approximately $697 million of goodwill recognized for the acquisition, approximately $65 million is deductible for tax purposes. Of the approximately $324 million of other intangible assets recognized for the acquisition, approximately $105 million is deductible for tax purposes. The goodwill and intangible assets are deductible over 15 years.
(2)Primarily relates to the recording of loss contract reserves associated with acquired ongoing long-term contracts with customers that were incurring negative gross margins as of the date of acquisition. Based on our review of these contracts, we concluded that the terms of certain contracts were unfavorable when compared to market terms as of the acquisition date. The loss contract reserves, totaling $80.6 million, will be released over an estimated three to five year period.
Divestitures
ScioTeq and TREALITY Simulation Visual Systems – On June 30, 2021, TransDigm completed the divestiture of its ScioTeq and TREALITY Simulation Visual Systems businesses (“ScioTeq and TREALITY”) to OpenGate Capital for approximately $200 million in cash. ScioTeq and TREALITY were acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation (“Esterline”) in March 2019 and were included in TransDigm’s Airframe segment. Neither ScioTeq or TREALITY met the criteria to be classified as held for sale as of January 2, 2021.

Technical Airborne Components – On April 27, 2021, TransDigm completed the divestiture of the Technical Airborne Components business (“TAC”) to Searchlight Capital Partners for approximately $40 million in cash. TAC was included in TransDigm’s Airframe segment. TAC did not meet the criteria to be classified as held for sale as of January 2, 2021.
The net gain on sale recognized in fiscal 2021 as a result of the ScioTeq and TREALITY and TAC divestitures was approximately $68 million, which was classified as a component of gain on sale of businesses-net within the condensed consolidated statements of income during the third quarter of fiscal 2021.
Racal Acoustics – On January 29, 2021, TransDigm completed the divestiture of the Racal Acoustics business (“Racal”) to Invisio Communications AB (“Invisio”) for approximately $20 million in cash. During the first quarter of fiscal 2021, the Company determined Racal met the criteria to be classified as held for sale. Therefore, the assets and liabilities of Racal, which were not material, have been presented as held for sale in other assets, accrued and other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets as of January 2, 2021. Racal was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment.
Avista, Inc. – On November 17, 2020, TransDigm completed the divestiture of the Avista, Inc. business (“Avista”) to Belcan, LLC (“Belcan”) for approximately $8 million in cash. Avista was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Airframe segment. The gain on sale recognized in the first quarter of fiscal 2021 as a result of the divestiture was immaterial and classified as a component of gain on sale of businesses-net within the condensed consolidated statements of income.
Souriau-Sunbank Connection Technologies – On December 20, 2019, TransDigm completed the divestiture of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) to Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment. During the first quarter of fiscal 2022, the Company received approximately $1 million from Eaton related to a final working capital settlement from the Souriau-Sunbank divestiture. These proceeds are classified as income from discontinued operations, net of tax, in the condensed consolidated statements of income.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Accounting Standards Codification (“ASC”) 740) - Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on October 1, 2021. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform." Certain amendments were provided for in ASU 2021-01, “Reference Rate Reform (ASC 848): Scope,” which was issued in January 2021. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this ASU are effective through December 31, 2022. The Company is currently evaluating the impact of adopting this standard on our condensed consolidated financial statements and disclosures and we continue to monitor any subsequent updates impacting the transition.

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

Contract Assets and Liabilities – Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing or reimbursable costs related to a specific contract. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. The following table summarizes our contract assets and liabilities balances (in millions):

	January 1, 2022	September 30, 2021
Contract assets, current (1)	$78	$72
Contract assets, non-current (2)	1	2
Total contract assets	79	74
Contract liabilities, current (3)	38	27
Contract liabilities, non-current (4)	8	5
Total contract liabilities	46	32
Net contract assets	$33	$42

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
For the thirteen week period ended January 1, 2022, the revenue recognized that was previously included in contract liabilities was not material.
Refer to Note 13, “Segments,” for disclosures related to the disaggregation of revenue.
Allowance for Credit Losses – The Company's allowance for credit losses is the allowance for uncollectible accounts. The allowance for uncollectible accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected.
The Company’s method for developing its allowance for credit losses is based on historical write-off experience, the aging of receivables, an assessment of the creditworthiness of customers, economic conditions and other external market information. All provisions for allowances for uncollectible accounts are included in selling and administrative expenses.
As of January 1, 2022 and September 30, 2021, the allowance for uncollectible accounts was $30 million. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.

6.    EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021
Numerator for earnings (loss) per share:
Income from continuing operations	$163	$50
Less: Net income attributable to noncontrolling interests	(1)	—
Net income from continuing operations attributable to TD Group	162	50
Less: Special dividends declared or paid on participating securities, including dividend equivalent payments	(46)	(73)
Income from discontinued operations, net of tax	1	—
Net income (loss) applicable to TD Group common stockholders—basic and diluted	$117	$(23)
Denominator for basic and diluted earnings (loss) per share under the two-class method:
Weighted-average common shares outstanding	55.3	54.7
Vested options deemed participating securities	3.9	—
Total shares for basic and diluted earnings per share	59.2	54.7

Earnings (loss) per share from continuing operations—basic and diluted	$1.96	$(0.42)
Earnings per share from discontinued operations—basic and diluted	0.02	—
Earnings (loss) per share	$1.98	$(0.42)
7. INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	January 1, 2022	September 30, 2021
Raw materials and purchased component parts	$871	$850
Work-in-progress	335	322
Finished goods	206	207
Total	1,412	1,379
Reserves for excess and obsolete inventory	(197)	(194)
Inventories—Net	$1,215	$1,185

8.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	January 1, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks & trade names	$983	$—	$983	$983	$—	$983
Technology	2,017	714	1,303	2,009	679	1,330
Order backlog	16	15	1	16	11	5
Customer relationships	544	86	458	545	78	467
Other	8	1	7	18	12	6
Total	$3,568	$816	$2,752	$3,571	$780	$2,791
The aggregate amortization expense on identifiable intangible assets for the thirteen week periods ended January 1, 2022 and January 2, 2021 was approximately $36 million and $29 million, respectively.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2021 through January 1, 2022 (in millions):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2021	$4,149	$4,326	$93	$8,568
Purchase price allocation adjustments (1)	—	3	—	3
Currency translation adjustments	(4)	1	—	(3)
Balance at January 1, 2022	$4,145	$4,330	$93	$8,568

(1)Primarily relates to opening balance sheet adjustments recorded from the acquisition of CAC up to the expiration of the one year measurement period.
9.    DEBT
The Company’s debt consists of the following (in millions):

	January 1, 2022
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,354	$(36)	$(16)	$7,302
8.00% senior secured notes due 2025 (“2025 Secured Notes”)	1,100	(7)	—	1,093
6.375% senior subordinated notes due 2026 (“6.375% 2026 Notes”)	950	(5)	—	945
6.875% senior subordinated notes due 2026 (“6.875% 2026 Notes”)	500	(4)	(2)	494
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(43)	4	4,361
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(4)	—	546
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(17)	—	2,633
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(10)	—	1,190
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(6)	—	744
Government refundable advances	28	—	—	28
Finance lease obligations	128	—	—	128
	19,610	(132)	(14)	19,464
Less: current portion	77	(1)	—	76
Long-term debt	$19,533	$(131)	$(14)	$19,388

	September 30, 2021
	Gross Amount	Debt Issuance Costs	Original Issue Discount or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$7,374	$(39)	$(17)	$7,318
Revolving credit facility	200	—	—	200
2025 Secured Notes	1,100	(7)	—	1,093
6.375% 2026 Notes	950	(5)	—	945
6.875% 2026 Notes	500	(4)	(2)	494
2026 Secured Notes	4,400	(45)	4	4,359
7.50% 2027 Notes	550	(4)	—	546
5.50% 2027 Notes	2,650	(18)	—	2,632
4.625% 2029 Notes	1,200	(10)	—	1,190
4.875% 2029 Notes	750	(7)	—	743
Government refundable advances	29	—	—	29
Finance lease obligations	100	—	—	100
	19,803	(139)	(15)	19,649
Less: current portion	278	(1)	—	277
Long-term debt	$19,525	$(138)	$(15)	$19,372
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $172 million and $191 million as of January 1, 2022 and September 30, 2021, respectively.
Amendment No. 9 and Loan Modification Agreement – On December 29, 2021, the Company entered into Amendment No. 9 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 9”) to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”), which increases the capacity under the revolving credit facility from $760 million to $810 million. The terms and conditions that apply to Amendment No. 9 are the same as the terms and conditions that apply to the existing dollar revolving commitments and term loans under the Credit Agreement. As of January 1, 2022, the borrowings available under the revolving commitments were $776.5 million.
The Company capitalized $0.2 million representing debt issuance costs associated with Amendment No. 9 during the thirteen week period ended January 1, 2022.
Revolving Credit Facility – On October 6, 2021, the Company repaid $200 million previously drawn on the revolving credit facility, in addition to $0.1 million of accrued interest.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of January 1, 2022 and September 30, 2021, the outstanding balance of these advances was $28 million and $29 million, respectively.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $128 million and $100 million at January 1, 2022 and September 30, 2021, respectively. Refer to Note 16, “Leases,” for further disclosure of the Company's lease obligations.

10.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended January 1, 2022 and January 2, 2021, the effective income tax rate was 15.7% and 5.5%, respectively. The Company’s higher effective tax rate for the thirteen week period ended January 1, 2022 was primarily due to the ratio of the discrete impact of excess tax benefits from share-based payments to income from continuing operations being lower in the thirteen week period ended January 1, 2022 resulting from an increase in income from continuing operations before income taxes for the same thirteen week period. The Company’s effective income tax rate of 15.7% for the thirteen week period ended January 1, 2022 was lower than the federal statutory tax rate of 21%, primarily due to the discrete impact of excess tax benefits associated with share-based payments during the first quarter of fiscal 2022.
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
Unrecognized tax benefits at January 1, 2022 and September 30, 2021, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $18.5 million and $19.1 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not material for the thirteen week periods ended January 1, 2022 and January 2, 2021. As of January 1, 2022 and September 30, 2021, the Company accrued $4.9 million, respectively, for the potential payment of interest and penalties. Within the next 12 months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $3.8 million. Any increase in the amount of unrecognized tax benefits within the next 12 months is not expected to be material.
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

The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		January 1, 2022		September 30, 2021
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$4,813	$4,813	$4,787	$4,787
Interest rate cap agreements (1)	2	11	11	8	8
Liabilities:
Interest rate swap agreements (2)	2	106	106	100	100
Interest rate swap agreements (3)	2	103	103	180	180
Foreign currency forward exchange contracts (2)	2	4	4	4	4
Short-term borrowings - trade receivable securitization facility (4)	2	350	350	349	349
Long-term debt, including current portion:
Term loans (4)	2	7,302	7,216	7,318	7,268
Revolving credit facility (4)	2	—	—	200	200
2025 Secured Notes (4)	1	1,093	1,159	1,093	1,170
6.375% 2026 Notes (4)	1	945	976	945	981
6.875% 2026 Notes (4)	1	494	521	494	527
2026 Secured Notes (4)	1	4,361	4,565	4,359	4,593
7.50% 2027 Notes (4)	1	546	575	546	578
5.50% 2027 Notes (4)	1	2,633	2,703	2,632	2,730
4.625% 2029 Notes (4)	1	1,190	1,188	1,190	1,196
4.875% 2029 Notes (4)	1	744	750	743	751
Government refundable advances	2	28	28	29	29
Finance lease obligations	2	128	128	100	100

(1)Included in other assets on the condensed consolidated balance sheets.
(2)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(3)Included in other non-current liabilities on the condensed consolidated balance sheets.
(4)The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 9, “Debt,” for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at January 1, 2022 and September 30, 2021.

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
Interest Rate Swap and Cap Agreements – Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under U.S. GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense-net in the condensed consolidated statements of income.
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

	January 1, 2022		September 30, 2021
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$11	$—	$8	$—
Interest rate swap agreements	—	(209)	—	(280)
Net derivatives as classified in the condensed consolidated balance sheets (1)	$11	$(209)	$8	$(280)

(1)Refer to Note 11, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of January 1, 2022, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense-net within the next 12 months is approximately $106.3 million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At January 1, 2022, the Company had outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $97.5 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at January 1, 2022 is 9 months. These notional values consist of contracts for the Canadian dollar and the European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the thirteen week period ended January 1, 2022, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales were less than $1 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit.
As of January 1, 2022, the Company expects to record a net loss of approximately $3.7 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next 12 months.
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
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive plans, restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic, foreign currency gains and losses, acquisition-integration costs, acquisition and divestiture transaction-related expenses, and refinancing costs. COVID-19 pandemic restructuring costs represent actions taken by the Company to reduce its workforce to align with customer demand, as well as incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment). Acquisition and divestiture-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for both acquisitions and divestitures comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The accounting policies for each segment are the same as those described in the summary of significant accounting policies in the Company’s condensed consolidated financial statements. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation. Intersegment sales were immaterial for the periods presented below. Corporate consists of our corporate offices. Corporate office expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. Corporate assets consist primarily of cash and cash equivalents. Corporate expenses and assets reconcile reportable segment data to the consolidated totals. An immaterial amount of corporate expenses are allocated to the operating segments.

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$136	$126
Commercial and non-aerospace aftermarket	202	132
Defense	312	343
Total Power & Control	650	601

Airframe
Commercial and non-aerospace OEM	143	142
Commercial and non-aerospace aftermarket	164	112
Defense	199	210
Total Airframe	506	464

Total Non-aviation	38	43

Net Sales	$1,194	$1,108
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021
EBITDA As Defined
Power & Control	$328	$304
Airframe	226	177
Non-aviation	14	15
Total segment EBITDA As Defined	568	496
Less: Unallocated corporate expenses	3	22
Total Company EBITDA As Defined	565	474
Depreciation and amortization expense	65	58
Interest expense, net	264	267
Acquisition and divestiture-related costs	5	4
Non-cash stock compensation expense	37	49
COVID-19 pandemic restructuring costs	—	21
Other, net	1	22
Income from continuing operations before income taxes	$193	$53
The following table presents total assets by segment (in millions):

	January 1, 2022	September 30, 2021
Total assets
Power & Control	$6,870	$6,980
Airframe	7,459	7,472
Non-aviation	223	229
Corporate	4,690	4,634
	$19,242	$19,315

14.    RETIREMENT PLANS
The components of net periodic pension benefit (income) cost for the Company's U.S. and non-U.S. defined benefit pension plans consisted of the following (in millions):

	Thirteen Week Periods Ended
	January 1, 2022		January 2, 2021
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$—	$1	$2	$1
Interest cost	1	1	2	1
Expected return on plan assets	(2)	(1)	(5)	(2)
Amortization of net loss	—	—	—	1
Net periodic pension benefit (income) cost	$(1)	$1	$(1)	$1
Net periodic pension benefit (income) cost for the Company’s U.S. and non-U.S. post-retirement pension plans was less than $1 million for the thirteen week periods ended January 1, 2022 and January 2, 2021, respectively. The components of net periodic pension benefit cost, other than service cost, are included in other income in the condensed consolidated statements of income.
Effective June 30, 2021, the Company terminated the Esterline Technologies Retirement Plan (the “ERP”) in accordance with IRS regulations. Pension obligations will be distributed through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract. Upon settlement of the pension obligations, the Company will reclassify unrecognized actuarial gains or losses, currently recorded as a component of accumulated other comprehensive loss in stockholders' deficit, to the Company's condensed consolidated statements of income as settlement gains or charges. The Company anticipates the termination process will be completed by the end of fiscal year 2022.
15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the components of accumulated other comprehensive loss, net of taxes, for the thirteen week periods ended January 1, 2022 and January 2, 2021 (in millions):

	Unrealized gains on derivatives designated and qualifying as cash flow hedges (1)	Defined benefit pension plan activity (2)	Foreign currency translation	Total
Balance at September 30, 2021	$(229)	$(18)	$(1)	$(248)
Net current-period other comprehensive gain (loss)	58	—	(10)	48
Balance at January 1, 2022	$(171)	$(18)	$(11)	$(200)

Balance at September 30, 2020	$(302)	$(8)	$(91)	$(401)
Net current-period other comprehensive gain	13	—	111	124
Balance at January 2, 2021	$(289)	$(8)	$20	$(277)

(1)Represents unrealized gains on derivatives designated and qualifying as cash flow hedges, net of tax benefits of $17.8 million and $5.0 million for the thirteen week periods ended January 1, 2022 and January 2, 2021, respectively.
(2)There were no material pension liability adjustments, net of taxes, for the thirteen week periods ended January 1, 2022 and January 2, 2021.
Reclassifications out of accumulated other comprehensive loss for the thirteen week periods ended January 1, 2022 and January 2, 2021 were not material.

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
The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended
	Classification	January 1, 2022	January 2, 2021
Operating lease cost	Cost of Sales or Selling and Administrative Expenses	$8	$7
Finance lease cost
Amortization of leased assets	Cost of Sales	1	1
Interest on lease liabilities	Interest Expense - Net	2	1
Total lease cost		$11	$9
Supplemental cash flow information related to leases is as follows (in millions):

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7	$7
Operating cash outflows from finance leases	2	1
Financing cash outflows from finance leases	1	—

Lease assets obtained in exchange for new lease obligations:
Operating leases	$2	$4
Financing leases	25	19

Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	January 1, 2022	September 30, 2021
Operating Leases
Operating lease right-of-use assets	Other assets	$89	$94

Current operating lease liabilities	Accrued and other current liabilities	19	20
Long-term operating lease liabilities	Other non-current liabilities	74	79
Total operating lease liabilities		$93	$99

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment - net	$129	$104

Current finance lease liabilities	Accrued and other current liabilities	2	2
Long-term finance lease liabilities	Other non-current liabilities	126	98
Total finance lease liabilities		$128	$100
As of January 1, 2022, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	6.4 years
Finance leases	21.5 years

Weighted-average discount rate
Operating leases	5.1%
Finance leases	7.2%
    Maturities of lease liabilities at January 1, 2022 are as follows (in millions):

	Operating Leases	Finance Leases
2022	$18	$9
2023	19	11
2024	16	12
2025	13	12
2026	10	12
Thereafter	43	212
Total future minimum lease payments	119	268
Less: imputed interest	26	140
Present value of lease liabilities reported	$93	$128

17.    COMMITMENTS AND CONTINGENCIES
During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows.
DoD OIG Audit – TransDigm’s subsidiaries are periodically subject to pricing reviews and government buying agencies that purchase some of our subsidiaries’ products are periodically subject to audits by the Department of Defense (“DoD”) Office of Inspector General (“OIG”) with respect to prices paid for such products. In 2019, the DoD OIG received a congressional letter requesting a comprehensive review of TransDigm’s contracts with the DoD from January 2017 through June 2019 to identify whether TransDigm earned excess profits. This subsequently resulted in an audit by the DoD OIG in which the objective was to determine whether TransDigm’s business model impacted the DoD’s ability to pay fair and reasonable prices for spare parts. In December 2021, the OIG completed the audit and issued the related audit report. Despite the audit report making clear there was no wrongdoing by TransDigm, its businesses, or the DoD, the report recommended that TransDigm voluntarily refund at least $20.8 million in excess profit on 150 contracts subject to the audit.
TransDigm disagrees with many of the implications contained in the report, and objects to the use of arbitrary standards and analysis which render many areas of the report inaccurate and misleading. These include: (1) The report expressly acknowledges that it used arbitrary standards that are not applicable to the audited contracts and warns that its arbitrary standards should not be used in the future. The use of inapplicable standards results in flawed analysis and is misleading; (2) The report ignores significant real costs incurred by the business and contrary to law reports these costs as excess profit; (3) Despite data demonstrating that the DoD paid lower prices compared to the commercial prices for similar parts, the report did not conduct a price analysis and instead implies that the DoD negotiated prices that were too high.
No loss contingency related to the voluntary refund request has been recorded as of January 1, 2022 as the Company has concluded that based on the current facts and circumstances, it's uncertain as to whether or not the requested voluntary refund will be made.

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
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the impact that the COVID-19 pandemic has on our business, results of operations, financial condition and liquidity; the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; future geopolitical or other worldwide events; cyber-security threats and natural disasters; our reliance on certain customers; the U.S. defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors. Refer to Part II, Item 1A included in this Quarterly Report on Form 10-Q and to Part II, Item 1A of the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.
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

For the first quarter of fiscal year 2022, we generated net sales of $1,194 million and net income attributable to TD Group of $163 million. EBITDA As Defined was $565 million, or 47.3% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income from continuing operations and net cash provided by operating activities.
The COVID-19 pandemic is continuing to cause an adverse impact on our employees, operations, supply chain and distribution system and the long-term impact to our business remains unknown. This is due to the numerous uncertainties that have risen from the pandemic, including the severity of the disease, the duration of the outbreak, the likelihood of resurgences of the outbreak, including due to the emergence and spread of variants, actions that may be taken by governmental authorities in response to the disease including vaccination mandates, the continued efficacy and public acceptance of vaccines, and unintended consequences of the foregoing.
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
The COVID-19 pandemic has also disrupted the global supply chain to a certain extent and availability of raw materials, particularly electronic parts. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
We currently expect COVID-19 to continue to cause an adverse impact on our net sales, net income and EBITDA as Defined compared to pre-pandemic levels into fiscal 2022. Longer-term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, supply chain, consolidated results of operations, financial condition, and liquidity.
Critical Accounting Policies and Estimates
The preparation and fair presentation of the consolidated unaudited interim financial statements and accompanying notes included in this report are the responsibility of management. The financial statements and footnotes have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial statements and contain certain amounts that were based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare financial statements. Estimates are based on historical experience, judgments and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed on November 16, 2021. Refer to Note 4, “Recent Accounting Pronouncements,” in the notes to the condensed consolidated financial statements included herein for further disclosure of accounting standards recently adopted or required to be adopted in the future.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions):

	Thirteen Week Periods Ended
	January 1, 2022	January 1, 2022 % of Net Sales	January 2, 2021		January 2, 2021 % of Net Sales
Net sales	$1,194	100.0%	$1,108		100.0%
Cost of sales	533	44.6%	567		51.2%
Selling and administrative expenses	170	14.2%	197		17.8%
Amortization of intangible assets	36	3.0%	29		2.6%
Income from operations	455	38.1%	315		28.4%
Interest expense, net	264	22.1%	267		24.1%
Other income	(2)	(0.2)%	(5)		(0.5)%
Income tax provision	30	2.5%	3		0.3%
Income from continuing operations	163	13.7%	50		4.5%
Less: Net income attributable to noncontrolling interests	(1)	(0.1)%	—		—%
Income from continuing operations attributable to TD Group	162	13.6%	50		4.5%
Income from discontinued operations, net of tax	1	0.1%	—		—%
Net income attributable to TD Group	$163	13.7%	$50		4.5%
Net income (loss) applicable to TD Group common stockholders	$117	(1) 9.8%	$(23)	(1)	(2.1)%
Earnings (loss) per share:
Earnings (loss) per share from continuing operations—basic and diluted	$1.96	(2)	$(0.42)	(2)
Earnings per share from discontinued operations—basic and diluted	0.02	(2)	—	(2)
Earnings (loss) per share	$1.98		$(0.42)
Weighted-average shares outstanding—basic and diluted	59.2		54.7
Other Data:
EBITDA	$522	(3)	$378	(3)
EBITDA As Defined	$565	(3) 47.3%	$474	(3)	42.8%

(1)Net income (loss) applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $46 million and $73 million for the thirteen week periods ended January 1, 2022 and January 2, 2021, respectively.
(2)Earnings (loss) per share from continuing operations is calculated by dividing net income (loss) applicable to TD Group common stockholders, excluding income from discontinued operations, net of tax, by the basic and diluted weighted average common shares outstanding. Earnings per share from discontinued operations is calculated by dividing income from discontinued operations, net of tax, by the basic and diluted weighted average common shares outstanding.
(3)Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure.

Changes in Results of Operations
Thirteen week period ended January 1, 2022 compared with the thirteen week period ended January 2, 2021
Total Company
•Net Sales. Net organic sales and acquisition and divestiture sales and the related dollar and percentage changes for the thirteen week periods ended January 1, 2022 and January 2, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	January 1, 2022	January 2, 2021	Change
Organic sales	$1,153	$1,057	$96	8.7%
Acquisition and divestiture sales	41	51	(10)	(0.9)%
Net sales	$1,194	$1,108	$86	7.8%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions and divestitures. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date. Divestiture sales represent net sales from businesses up to the date the respective divestiture was completed. Acquisition and divestiture sales are excluded from organic sales due to the variability in the nature, timing and extent of acquisitions and divestitures and resulting variable impact on underlying trends. No acquisitions or divestitures occurred in the first quarter of fiscal 2022. Therefore, the acquisition and divestiture sales presented above relate to acquisitions and divestitures completed in fiscal 2021. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's acquisition and divestiture activity.
The increase in organic sales of $96 million for the thirteen week period ended January 1, 2022 compared to the thirteen week period ended January 2, 2021, is primarily related to increases in commercial aftermarket sales ($112 million, an increase of 49.7%) and commercial OEM sales ($28 million, an increase of 12.5%); partially offset by decreases in OEM and aftermarket defense sales ($46 million, a decrease of 8.6%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also expected production rate increases of narrow-body aircraft compared to the first quarter of fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel and also due to Boeing's quality control issues with the 787 aircraft. The decrease in defense sales (for both OEM and aftermarket) is primarily attributable to supply chain-induced delays in fulfilling orders at certain operating units.
The decrease in acquisition and divestiture sales for the thirteen week period ended January 1, 2022 is primarily attributable to the divestitures of ScioTeq and TREALITY Simulation Visual Systems (“ScioTeq and TREALITY”), Technical Airborne Components (“TAC”), Racal Acoustics (“Racal”) and Avista, Inc. (“Avista”), all of which were completed in fiscal 2021; partially offset by the acquisition of Cobham Aero Connectivity (“CAC”), which was completed in the second quarter of fiscal 2021.

•Cost of Sales and Gross Profit. Cost of sales decreased by $34 million, or 6.0%, to $533 million for the thirteen week period ended January 1, 2022 compared to $567 million for the thirteen week period ended January 2, 2021. Cost of sales and the related percentage of net sales for the thirteen week periods ended January 1, 2022 and January 2, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021	Change	% Change
Cost of sales - excluding costs below	$542	$545	$(3)	(0.6)%
% of net sales	45.4%	49.2%
Non-cash stock compensation expense	4	5	(1)	(20.0)%
% of net sales	0.3%	0.5%
COVID-19 pandemic restructuring costs	—	13	(13)	(100.0)%
% of net sales	—%	1.2%
Foreign currency (gains) losses	(1)	22	(23)	(104.5)%
% of net sales	(0.1)%	2.0%
Loss contract amortization	(12)	(18)	6	33.3%
% of net sales	(1.0)%	(1.6)%
Total cost of sales	$533	$567	$(34)	(6.0)%
% of net sales	44.6%	51.2%
Gross profit	$661	$541	$120	22.2%
Gross profit percentage	55.4%	48.8%
In addition to the other factors summarized above, the decrease in the dollar amount of cost of sales during the thirteen week period ended January 1, 2022 was primarily driven by a favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales compared to commercial OEM net sales in the comparable period one year ago. COVID-19 pandemic restructuring costs were not material in the first quarter of fiscal 2022 and foreign exchange rates, particularly the United States dollar compared to the British pound and the Euro, were significantly less volatile compared to the first quarter of fiscal 2021 when the U.S. dollar depreciated against both the British pound and Euro resulting in foreign currency losses.
In addition, the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume, resulted in gross profit as a percentage of net sales increasing by 6.6 percentage points to 55.4% for the thirteen week period ended January 1, 2022 from 48.8% for the thirteen week period ended January 2, 2021.

•Selling and Administrative Expenses. Selling and administrative expenses decreased by $27 million to $170 million, or 14.2% of net sales, for the thirteen week period ended January 1, 2022 from $197 million, or 17.8% of net sales, for the thirteen week period ended January 2, 2021. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended January 1, 2022 and January 2, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021	Change	% Change
Selling and administrative expenses - excluding costs below	$133	$138	$(5)	(3.6)%
% of net sales	11.1%	12.5%
Non-cash stock compensation expense	33	44	(11)	(25.0)%
% of net sales	2.8%	4.0%
Acquisition integration costs	3	1	2	200.0%
% of net sales	0.3%	0.1%
Acquisition and divestiture transaction-related expenses	1	2	(1)	(50.0)%
% of net sales	0.1%	0.2%
Bad debt expense	—	5	(5)	(100.0)%
% of net sales	—%	0.5%
COVID-19 pandemic restructuring costs	—	7	(7)	(100.0)%
% of net sales	—%	0.6%
Total selling and administrative expenses	$170	$197	$(27)	(13.7)%
% of net sales	14.2%	17.8%
The decrease in selling and administrative expenses during the thirteen week period ended January 1, 2022 is primarily due to the realization of the cost mitigation measures previously enacted in response to the COVID-19 pandemic as well as the other factors summarized above. The decrease in non-cash stock compensation expense is attributable to the impact on expense in the first quarter of fiscal 2021 from the Black-Scholes fair value on certain fiscal 2021 and fiscal 2020 stock option grant modifications in connection with the change in vesting terms approved by the Compensation Committee of the Board of Directors. COVID-19 pandemic restructuring costs and bad debt expense was not material in the first quarter of fiscal 2022 as the commercial aerospace market continues to recover particularly when compared to the first quarter of fiscal 2021.
•Amortization of Intangible Assets. Amortization of intangible assets was $36 million for the thirteen week period ended January 1, 2022 compared to $29 million for the thirteen week period ended January 2, 2021. The increase in amortization expense of $7 million was due to the amortization expense recognized on intangible assets from the acquisition of CAC.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees and interest on finance leases; slightly offset by interest income. Interest expense-net decreased $3 million, or 1.1%, to $264 million for the thirteen week period ended January 1, 2022 from $267 million for the comparable thirteen week period in the prior fiscal year. The decrease in interest expense-net was primarily due to refinancing activities completed in fiscal 2021 lowering the interest rate on certain senior subordinated notes and also a decrease in the weighted average level of outstanding borrowings, which was approximately $19.8 billion for the thirteen week period ended January 1, 2022 and approximately $19.9 billion for the thirteen week period ended January 2, 2021. The decrease in the weighted average level of borrowings was primarily due to the repayment of $200 million previously drawn on the revolving credit facility. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended January 1, 2022 was 5.1%.
•Other Income. Other income was $2 million for the thirteen week period ended January 1, 2022 compared to $5 million recorded for the thirteen week period ended January 2, 2021. Other income for the thirteen week period ended January 1, 2022 is primarily driven by the non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($1 million). Other income for the thirteen week period ended January 2, 2021 is primarily driven by the release of a litigation reserve ($3 million) and the non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($2 million).

•Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 15.7% for the thirteen week period ended January 1, 2022 compared to 5.5% for the thirteen week period ended January 2, 2021. The Company's higher effective tax rate for the thirteen week period ended January 1, 2022 was primarily due to the ratio of the discrete impact of excess tax benefits from share-based payments to income from continuing operations being lower in the thirteen week period ended January 1, 2022 resulting from an increase in income from continuing operations before income taxes for the same thirteen week period. The Company’s effective income tax rate of 15.7% for the thirteen week period ended January 1, 2022 was lower than the federal statutory tax rate of 21.0%, primarily due to the discrete impact of excess tax benefits associated with share-based payments during the first quarter of fiscal 2022.
•Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax, for the thirteen week period ended January 1, 2022 was $1 million, which was driven by a final working capital settlement received related to the divestiture of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) to Eaton Corporation plc (“Eaton”) during the first quarter of fiscal 2022. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $113 million, to $163 million for the thirteen week period ended January 1, 2022 compared to net income attributable to TD Group of $50 million for the thirteen week period ended January 2, 2021.
•Earnings (Loss) per Share. Basic and diluted earnings (loss) per share was $1.98 for the thirteen week period ended January 1, 2022 and $(0.42) per share for the thirteen week period ended January 2, 2021. Basic and diluted earnings per share from discontinued operations was $0.02 for the thirteen week period ended January 1, 2022. There was no impact on earnings per share from discontinued operations for the thirteen week period ended January 2, 2021.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended January 1, 2022 and January 2, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 1, 2022	% of Net Sales	January 2, 2021	% of Net Sales	Change	% Change
Power & Control	$650	54.4%	$601	54.2%	$49	8.2%
Airframe	506	42.4%	464	41.9%	42	9.1%
Non-aviation	38	3.2%	43	3.9%	(5)	(11.6)%
Net sales	$1,194	100.0%	$1,108	100.0%	$86	7.8%
Net sales for the Power & Control segment increased $49 million, an increase of 8.2%, for the thirteen week period ended January 1, 2022 compared to the thirteen week period ended January 2, 2021. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($58 million, an increase of 46.8%) and commercial OEM ($20 million, an increase of 19.1%); partially offset by decreases in organic OEM and aftermarket defense sales ($30 million, a decrease of 8.8%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also expected production rate increases of narrow-body aircraft compared to the first quarter of fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel and also due to Boeing's quality control issues with the 787 aircraft. The decrease in defense sales (for both OEM and aftermarket) is primarily attributable to supply chain-induced delays in fulfilling orders at certain operating units. The change in acquisition and divestiture sales was not material for the thirteen week period ended January 1, 2022.

Net sales for the Airframe segment increased $42 million, an increase of 9.1%, for the thirteen week period ended January 1, 2022 compared to the thirteen week period ended January 2, 2021. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($54 million, an increase of 53.2%) and commercial OEM sales ($9 million, an increase of 7.4%); partially offset by decreases in organic OEM and aftermarket defense sales ($15 million, a decrease of 7.9%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also expected production rate increases of narrow-body aircraft compared to the first quarter of fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel and also due to Boeing's quality control issues with the 787 aircraft. The decrease in defense sales (for both OEM and aftermarket) is primarily attributable to supply chain-induced delays in fulfilling orders at certain operating units. Acquisition and divestiture sales decreased by $5 million for the thirteen week period ended January 1, 2022 due to the impact on the comparable period from the divestitures completed in fiscal 2021.
Net sales for the Non-aviation segment decreased $5 million, a decrease of 11.6%, for the thirteen week period ended January 1, 2022 compared to the thirteen week period ended January 2, 2021. The sales decrease is due to the impact on the comparable period ($4 million) from the divestitures completed in fiscal year 2021.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for further information on EBITDA as Defined. EBITDA As Defined by segment for the thirteen week periods ended January 1, 2022 and January 2, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	January 1, 2022	% of Segment Net Sales	January 2, 2021	% of Segment Net Sales	Change	% Change
Power & Control	$328	50.5%	$304	50.6%	$24	7.9%
Airframe	226	44.7%	177	38.1%	49	27.7%
Non-aviation	14	36.8%	15	34.9%	(1)	(6.7)%
	$568	47.6%	$496	44.8%	$72	14.5%
Organic EBITDA As Defined represents EBITDA As Defined from existing businesses owned by the Company as of January 1, 2022, excluding EBITDA As Defined from acquisitions and divestitures. EBITDA As Defined from acquisitions and divestitures represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date and from businesses up to the date the respective divestiture was completed. No acquisitions or divestitures occurred in the first quarter of fiscal 2022. The EBITDA as Defined from acquisition and divestitures relate to acquisitions and divestitures completed in fiscal 2021.
EBITDA As Defined for the Power & Control segment increased approximately $24 million, an increase of 7.9%, resulting from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA as Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume. The change in EBITDA As Defined for the Power & Control segment from acquisitions and divestitures was immaterial for the thirteen week period ended January 1, 2022.
EBITDA As Defined for the Airframe segment increased approximately $49 million, an increase of 27.7%, resulting primarily from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA as Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume. EBITDA As Defined for the Airframe segment from acquisitions and divestitures increased by $1 million, primarily due to the impact on the comparable period from the divestitures completed in fiscal year 2021.
EBITDA As Defined for the Non-aviation segment decreased approximately $1 million, a decrease of 6.7%, due to the impact on the comparable period ($2 million) from the divestitures completed in fiscal year 2021.

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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	January 1, 2022	September 30, 2021
Selected Balance Sheet Data:
Cash and cash equivalents	$4,813	$4,787
Working capital	5,593	5,367
Total assets	19,242	19,315
Total debt (1)	19,814	19,998
TD Group stockholders’ deficit	(2,633)	(2,916)

(1)Includes debt issuance costs and original issue discount and premiums. Reference Note 9, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$279	$274
Investing activities	(25)	(29)
Financing activities	(225)	(60)
Capital expenditures	25	31
Ratio of earnings to fixed charges (1)	1.7x	1.2x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, original issue discount and premium and the “interest component” of rental expense.
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
The Company is continuing to strategically manage the Company’s cash and cash equivalents in response to the ongoing COVID-19 pandemic and related uncertainty of the duration and impact of the pandemic on the Company’s business in fiscal 2022 and beyond. In the first quarter of fiscal 2022, the Company entered into Amendment No. 9 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 9”) to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the "Credit Agreement"), increasing the capacity under the revolving credit facility from $760 million to $810 million. The Company also repaid $200 million previously drawn on the revolving credit facility. In fiscal 2021, due to favorable market conditions in the high yield bond market, the Company refinanced $1,950 million of its senior subordinated notes resulting in a reduced interest rate (estimated $35 million reduction in annual interest payments) and an extended maturity date.

As of January 1, 2022, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of January 1, 2022
Cash and cash equivalents	$4,813
Availability on revolving credit facility (1)	777
Cash liquidity	$5,590

(1)On December 29, 2021, the Company entered into Amendment No. 9 and Incremental Revolving Credit Assumption Agreement to the Second Amended and Restated Credit Agreement dated as of June 4, 2014, which increased the capacity under the revolving credit facility from $760 million to $810 million.
We believe our significant cash liquidity will allow us to meet our anticipated funding requirements. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. There is no maturity on any tranche of term loans or notes until August 2024.
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
Operating Activities. The Company generated $279 million of net cash from operating activities during the thirteen week period ended January 1, 2022 compared to $274 million during the thirteen week period ended January 2, 2021.
The change in accounts receivable during the thirteen week period ended January 1, 2022 was a source of cash of $117 million compared to a source of cash of $86 million during the thirteen week period ended January 2, 2021. The increase in the source of cash of $31 million is primarily attributable to the higher amount of sales in the fourth quarter of fiscal 2021 compared to fiscal 2020 and the subsequent timing of payments received by customers in the first quarter. The Company continues to actively manage its accounts receivable, the related agings and collection efforts in response to the COVID-19 pandemic.
The change in inventories during the thirteen week period ended January 1, 2022 was a use of cash of $32 million compared to a source of cash of $1 million during the thirteen week period ended January 2, 2021. The increase in the use of cash is primarily driven by increased purchasing from higher demand and also due to the typical lower production levels in the second half of December due to the holidays. The Company continues to actively manage inventory levels in response to the pandemic and its adverse impact on the supply chain.
The change in accounts payable during the thirteen week period ended January 1, 2022 was a use of cash of $14 million compared to a use of cash of $20 million during the thirteen week period ended January 2, 2021 due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $25 million during the thirteen week period ended January 1, 2022, consisting of capital expenditures of $25 million.
Net cash used in investing activities was $29 million during the thirteen week period ended January 2, 2021, consisting primarily of capital expenditures of $31 million. This was partially offset by proceeds of $8 million from the completion of the divestiture of Avista.
Financing Activities. Net cash used in financing activities during the thirteen week period ended January 1, 2022 was $225 million. The use of cash was primarily attributable to a $200 million repayment of a previous draw on the revolving credit facility, dividend equivalent payments of $46 million and repayment on term loans of $19 million. This was partially offset by $40 million in proceeds from stock option exercises.

Net cash used in financing activities during the thirteen week period ended January 2, 2021 was $60 million. The use of cash was primarily attributable to dividend equivalent payments of $73 million and repayments on term loans of $19 million. This was partially offset by $32 million in proceeds from stock option exercises.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. There were no material changes during the thirteen week period ended January 1, 2022 to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 other than the repayment of $200 million previously drawn on the revolving credit facility.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,354 million in fully drawn term loans (the “Term Loans Facility”) and an $810 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of January 1, 2022):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,171 million	May 30, 2025	LIBOR + 2.25%
Tranche F	$3,445 million	December 9, 2025	LIBOR + 2.25%
Tranche G	$1,738 million	August 22, 2024	LIBOR + 2.25%
The Term Loans Facility requires quarterly aggregate principal payments of $18.8 million. The revolving commitments consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. At January 1, 2022, the Company had $33.5 million in letters of credit outstanding and $776.5 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR related to tranche E, tranche F and tranche G term loans are not subject to a floor. For the thirteen week period ended January 1, 2022, the applicable interest rate was approximately 2.34% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 12, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein.
Fiscal 2022 Amendment to the Credit Agreement
On December 29, 2021, the Company entered into Amendment No. 9 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 9”) to the Credit Agreement, which increases the capacity under the revolving credit facility from $760 million to $810 million. The terms and conditions that apply to Amendment No. 9 are the same as the terms and conditions that apply to the existing dollar revolving commitments and term loans under the Credit Agreement.
Indentures
The following table represents the notes outstanding as of January 1, 2022:

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

The 6.375% 2026 Notes, the 7.50% 2027 Notes, the 5.50% 2027 Notes, the 4.625% 2029 Notes and the 4.875% 2029 Notes (collectively, the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The 6.875% 2026 Notes (the “TransDigm UK Notes” and together with the TransDigm Inc. Notes, the “Notes,” are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million. The 2025 Secured Notes (the “Secured Notes”) were issued at a price 100% of the principal amount. The initial $3,800 million offering of the 2026 Secured Notes (the “Secured Notes”) were issued at a price of 100% of their principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,410.5 million.
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

(in millions)	January 1, 2022
Current assets	$5,561
Goodwill	6,718
Other non-current assets	2,657
Current liabilities	726
Non-current liabilities	20,090
Amounts (from) due to subsidiaries that are non-issuers and non-guarantors - net	(650)

Thirteen Week Period Ended
(in millions)	January 1, 2022
Net sales	$874
Sales to subsidiaries that are non-issuers and non-guarantors	12
Cost of sales	312
Expense from subsidiaries that are non-issuers and non-guarantors - net	13
Income from continuing operations	156
Net income attributable to TD Group	156
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
With the exception of the revolving credit facility, the Company has no maintenance covenants in its existing term loan and indenture agreements. Under the Credit Agreement, if the usage of the revolving credit facility exceeds 35%, or $283.5 million, of the total revolving commitments, the Company is required to maintain a maximum consolidated net leverage ratio of net debt to trailing four-quarter EBITDA As Defined of 7.25x as of the last day of the fiscal quarter.
As of January 1, 2022, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
On July 27, 2021, the Company amended the Securitization Facility to, among other things, (i) extend the maturity date to July 26, 2022, and (ii) bear interest at a rate of 1.20% plus three month LIBOR, compared to the interest rate of 1.35% plus 0.50% or three month LIBOR, whichever is greater, that applied prior to the amendment. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable. As of January 1, 2022, the Company has borrowed $350 million under the Securitization Facility, which is fully drawn.

Dividend and Dividend Equivalent Payments
No dividends were declared or paid in the first quarter of fiscal 2022. We do not anticipate declaring regular quarterly or annual cash dividends on our common stock in the near future. Any declaration of special cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions under the senior secured credit facility and Indentures, the availability of surplus under Delaware law and other factors deemed relevant by our Board of Directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our senior secured credit facility and Indentures and may be limited by future debt or other agreements that we may enter into.
Dividend equivalent payments made in fiscal 2022 were $46 million. Pursuant to the Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan, the Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan and the 2014 Stock Option Plan Dividend Equivalent Plan, all of the options granted under the existing stock option plans are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company.
Stock Repurchase Program
On November 8, 2017, our Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
No repurchases were made under the program during the fiscal quarter ended January 1, 2022. As of January 1, 2022, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
On January 27, 2022, our Board of Directors authorized a new stock repurchase program permitting repurchases of our outstanding shares not to exceed $2,200 million in the aggregate, replacing the $650 million stock repurchase program, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of January 1, 2022, the Company had $33.5 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021
Income from continuing operations	$163	$50
Adjustments:
Depreciation and amortization expense	65	58
Interest expense, net	264	267
Income tax provision	30	3
EBITDA	522	378
Adjustments:
Acquisition integration costs (1)	1	2
Acquisition and divestiture transaction-related expenses (2)	4	2
Non-cash stock compensation expense (3)	37	49
COVID-19 pandemic restructuring costs (4)	—	21
Other, net (5)	1	22
EBITDA As Defined	$565	$474

(1)Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(2)Represents transaction-related costs for both acquisitions and divestitures comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(3)Represents the compensation expense recognized by TD Group under our stock incentive plans.
(4)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic for the thirteen week period ended January 2, 2021 of $20 million. These are costs related to the Company's actions to reduce its workforce to align with customer demand. This also includes incremental costs related to the pandemic for the thirteen week period ended January 2, 2021 of $1 million that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). Restructuring costs incurred in response to the COVID-19 pandemic for the thirteen week period ended January 1, 2022 were not material.
(5)Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	January 1, 2022	January 2, 2021
Net cash provided by operating activities	$279	$274
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	(18)	(121)
Interest expense, net (1)	256	258
Income tax (benefit) provision - current	30	(2)
Loss contract amortization	12	18
Non-cash stock compensation expense (2)	(37)	(49)
EBITDA	522	378
Adjustments:
Acquisition integration costs (3)	1	2
Acquisition and divestiture transaction-related expenses (4)	4	2
Non-cash stock compensation expense (2)	37	49
COVID-19 pandemic restructuring costs (5)	—	21
Other, net (6)	1	22
EBITDA As Defined	$565	$474

(1)Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.
(2)Represents the compensation expense recognized by TD Group under our stock incentive plans.
(3)Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.
(4)Represents transaction-related costs for both acquisitions and divestitures comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.
(5)Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic for the thirteen week period ended January 2, 2021 of $20 million. These are costs related to the Company's actions to reduce its workforce to align with customer demand. This also includes incremental costs related to the pandemic for the thirteen week period ended January 2, 2021 of $1 million that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). Restructuring costs incurred in response to the COVID-19 pandemic for the thirteen week period ended January 1, 2022 were not material.
(6)Primarily foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation and gain or loss on sale of fixed assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Credit Facilities and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Form 10-K (for the fiscal year ended September 30, 2021, filed on November 16, 2021). These market risks have not materially changed for the first quarter of fiscal 2022.
ITEM 4. CONTROLS AND PROCEDURES
As of January 1, 2022, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended January 1, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information with respect to our legal proceedings is contained in Note 17, “Commitments and Contingencies,” to the condensed consolidated financial statements herein and Note 15, “Commitments and Contingencies,” in Part IV, Item 15. Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed on November 16, 2021. There have been no material changes to this information.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed on November 16, 2021. There have been no material changes to the risk factors described in the Form 10-K.
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
No repurchases were made under the program during the fiscal quarter ended January 1, 2022. As of January 1, 2022, the remaining amount of repurchases allowable under the $650 million program was $631.1 million subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.
On January 27, 2022, our Board of Directors authorized a new stock repurchase program permitting repurchases of our outstanding shares not to exceed $2,200 million in the aggregate, replacing the $650 million stock repurchase program, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

10.1
Amendment No. 9 and Incremental Revolving Credit Assumption Agreement, dated as of December 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders
Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed December 30, 2021 (File No. 001-32833)
10.2	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated's Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.3	Amendment to Employment Agreement, dated November 16, 2021, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated's Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.4	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Sarah Wynne*	Incorporated by reference to TransDigm Group Incorporated's Form 10-K, filed November 16, 2021 (File No. 001-32833)
22	Listing of Subsidiary Guarantors	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2022
Kevin Stein

/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	February 8, 2022
Michael Lisman