Form 10-Q
period 2022-04-02
TransDigm Group INC
filed 2022-05-10
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2022

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 54,584,999 as of April 27, 2022.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	April 2, 2022	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,216	$4,787
Trade accounts receivable—Net	794	791
Inventories—Net	1,242	1,185
Prepaid expenses and other	312	267
Total current assets	6,564	7,030
PROPERTY, PLANT AND EQUIPMENT—NET	810	770
GOODWILL	8,544	8,568
OTHER INTANGIBLE ASSETS—NET	2,709	2,791
OTHER	214	156
TOTAL ASSETS	$18,841	$19,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$79	$277
Short-term borrowings—trade receivable securitization facility	350	349
Accounts payable	238	227
Accrued and other current liabilities	634	810
Total current liabilities	1,301	1,663
LONG-TERM DEBT	19,394	19,372
DEFERRED INCOME TAXES	552	485
OTHER NON-CURRENT LIABILITIES	487	705
Total liabilities	21,734	22,225
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 59,810,320 and 59,403,100 at April 2, 2022 and September 30, 2021, respectively	1	1
Additional paid-in capital	1,984	1,830
Accumulated deficit	(3,350)	(3,705)
Accumulated other comprehensive loss	(73)	(248)
Treasury stock, at cost; 5,245,041 and 4,198,226 shares at April 2, 2022 and September 30, 2021, respectively	(1,461)	(794)
Total TD Group stockholders’ deficit	(2,899)	(2,916)
NONCONTROLLING INTERESTS	6	6
Total stockholders’ deficit	(2,893)	(2,910)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,841	$19,315
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
NET SALES	$1,327	$1,194	$2,521	$2,301
COST OF SALES	591	602	1,124	1,169
GROSS PROFIT	736	592	1,397	1,132
SELLING AND ADMINISTRATIVE EXPENSES	183	162	353	358
AMORTIZATION OF INTANGIBLE ASSETS	33	36	69	65
INCOME FROM OPERATIONS	520	394	975	709
INTEREST EXPENSE—NET	266	268	530	535
REFINANCING COSTS	—	24	—	24
OTHER INCOME	(6)	(28)	(8)	(33)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	260	130	453	183
INCOME TAX PROVISION	61	25	91	28
INCOME FROM CONTINUING OPERATIONS	199	105	362	155
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	1	—
NET INCOME	199	105	363	155
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	(1)	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$199	$104	$362	$154
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$199	$104	$316	$81
Earnings per share attributable to TD Group common stockholders
Earnings per share from continuing operations—basic and diluted	$3.38	$1.79	$5.33	$1.40
Earnings per share from discontinued operations—basic and diluted	—	—	0.02	—
Earnings per share	$3.38	$1.79	$5.35	$1.40
Weighted-average shares outstanding:
Basic and diluted	58.9	58.4	59.0	58.4
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income	$199	$105	$363	$155
Less: Net income attributable to noncontrolling interests	—	(1)	(1)	(1)
Net income attributable to TD Group	$199	$104	$362	$154
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(43)	—	(53)	111
Unrealized gain on derivatives	170	43	228	56
Pension and postretirement benefit plans adjustment	—	—	—	—
Other comprehensive income, net of tax, attributable to TD Group	127	43	175	167
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$326	$147	$537	$321
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2020	58,612,028	$1	$1,581	$(4,359)	$(401)	(4,198,226)	$(794)	$4	$(3,968)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	3	3
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	43	—	—	—	—	—	43
Exercise of employee stock options	240,979	—	32	—	—	—	—	—	32
Net income attributable to TD Group	—	—	—	50	—	—	—	—	50
Foreign currency translation adjustment, net of tax	—	—	—	—	111	—	—	—	111
Unrealized gain on derivatives, net of tax	—	—	—	—	13	—	—	—	13
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—January 2, 2021	58,853,007	$1	$1,656	$(4,314)	$(277)	(4,198,226)	$(794)	$7	$(3,721)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	21	—	—	—	—	—	21
Exercise of employee stock options	207,509	—	37	—	—	—	—	—	37
Net income attributable to TD Group	—	—	—	104	—	—	—	—	104
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—
Unrealized gain on derivatives, net of tax	—	—	—	—	43	—	—	—	43
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—April 3, 2021	59,060,516	$1	$1,714	$(4,215)	$(234)	(4,198,226)	$(794)	$7	$(3,521)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2021	59,403,100	$1	$1,830	$(3,705)	$(248)	(4,198,226)	$(794)	$6	$(2,910)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(3)	—	—	—	—	(3)
Compensation expense recognized for employee stock options	—	—	35	—	—	—	—	—	35
Exercise of employee stock options	215,817	—	40	—	—	—	—	—	40
Net income attributable to TD Group	—	—	—	163	—	—	—	—	163
Foreign currency translation adjustment, net of tax	—	—	—	—	(10)	—	—	—	(10)
Unrealized gain on derivatives, net of tax	—	—	—	—	58	—	—	—	58
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—January 1, 2022	59,618,917	$1	$1,905	$(3,545)	$(200)	(4,198,226)	$(794)	$7	$(2,626)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(1)	(1)
Accrued unvested dividend equivalents and other	—	—	—	(4)	—	—	—	—	(4)
Compensation expense recognized for employee stock options	—	—	39	—	—	—	—	—	39
Exercise of employee stock options	191,403	—	40	—	—	—	—	—	40
Stock repurchases under repurchase program	—	—	—	—	—	(1,046,815)	(667)	—	(667)
Net income attributable to TD Group	—	—	—	199	—	—	—	—	199
Foreign currency translation adjustment, net of tax	—	—	—	—	(43)	—	—	—	(43)
Unrealized gain on derivatives, net of tax	—	—	—	—	170	—	—	—	170
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—April 2, 2022	59,810,320	$1	$1,984	$(3,350)	$(73)	(5,245,041)	$(1,461)	$6	$(2,893)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021
OPERATING ACTIVITIES:
Net income	$363	$155
Income from discontinued operations, net of tax	(1)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58	58
Amortization of intangible assets and product certification costs	69	66
Amortization of debt issuance costs, original issue discount and premium	17	17
Amortization of inventory step-up	1	6
Amortization of loss contract reserves	(20)	(27)
Refinancing costs	—	24
Gain on sale of businesses, net	(3)	(1)
Non-cash stock compensation expense	79	70
Deferred income taxes	(1)	—
Foreign currency exchange (gain) loss	(2)	23
Gain on insurance proceeds from fire	—	(22)
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(8)	39
Inventories	(62)	32
Income taxes (receivable) payable	(20)	38
Other assets	(16)	(9)
Accounts payable	13	(7)
Accrued interest	(64)	(47)
Accrued and other liabilities	(37)	(43)
Net cash provided by operating activities	366	372
INVESTING ACTIVITIES:
Capital expenditures	(57)	(60)
Acquisition of businesses, net of cash acquired	—	(951)
Net proceeds from sale of businesses	3	35
Insurance proceeds for fixed assets damaged from fire	—	24
Net cash used in investing activities	(54)	(952)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	80	69
Dividend equivalent payments	(46)	(73)
Repurchases of common stock	(667)	—
Proceeds from issuance of senior subordinated notes, net	—	1,189
Repayments of senior subordinated notes, net	—	(1,220)
Proceeds from revolving credit facility	—	200
Repayment on revolving credit facility	(200)	(200)
Repayment on term loans	(38)	(38)
Financing costs and other, net	(1)	—
Net cash used in financing activities	(872)	(73)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(11)	8
NET DECREASE IN CASH AND CASH EQUIVALENTS	(571)	(645)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,787	4,717
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,216	$4,072
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$574	$565
Cash paid during the period for income taxes, net of refunds	$95	$26
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEK PERIODS ENDED APRIL 2, 2022 AND APRIL 3, 2021
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2021 included in TD Group’s Form 10-K filed on November 16, 2021. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2021 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended April 2, 2022 are not necessarily indicative of the results to be expected for the full year.
3.    ACQUISITIONS AND DIVESTITURES
Acquisitions
DART Aerospace – On March 14, 2022, the Company entered into a definitive agreement to acquire DART Aerospace (“DART”) for a total purchase price of $360 million. The acquisition, which is expected to close during the second half of fiscal 2022, is subject to regulatory approvals and customary closing conditions and will be financed through existing cash on hand. DART operates from four primary facilities (Hawkesbury, Ontario, Canada; Portland, Oregon; Fort Collins, Colorado and Chihuahua, Mexico) and is a leading provider of highly engineered, unique helicopter mission equipment solutions that predominantly service civilian aircraft. The products are primarily proprietary with significant aftermarket content.
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
The final allocation of the fair value of assets acquired and liabilities assumed in the CAC acquisition as of the acquisition dates, as well as measurement period adjustments recorded within the permissible one year measurement period, are summarized in the table below (in millions):

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
The CAC and DART acquisitions strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase price paid / to be paid reflect the current earnings before interest, taxes, depreciation and amortization (“EBITDA”) and cash flows, as well as the future EBITDA and cash flows expected to be generated by the businesses, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.

Divestitures
ScioTeq and TREALITY Simulation Visual Systems – On June 30, 2021, TransDigm completed the divestiture of its ScioTeq and TREALITY Simulation Visual Systems businesses (“ScioTeq and TREALITY”) to OpenGate Capital (“OpenGate”) for approximately $200 million in cash. During the second quarter of fiscal 2021, the Company determined ScioTeq and TREALITY met the criteria to be classified as held for sale. ScioTeq and TREALITY were acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation (“Esterline”) in March 2019 and were included in TransDigm’s Airframe segment.
Technical Airborne Components – On April 27, 2021, TransDigm completed the divestiture of the Technical Airborne Components business (“TAC”) to Searchlight Capital Partners for approximately $40 million in cash. TAC was included in TransDigm’s Airframe segment.
The net gain on sale recognized in fiscal 2021 as a result of the ScioTeq and TREALITY and TAC divestitures was approximately $68 million, which was classified as a component of gain on sale of businesses-net within the condensed consolidated statements of income during the third quarter of fiscal 2021. During the second quarter of fiscal 2022, the Company received approximately $3 million in cash proceeds related to a final working capital settlement for the ScioTeq and TREALITY divestiture. These proceeds are classified as a component of other income in the condensed consolidated statements of income.
Racal Acoustics – On January 29, 2021, TransDigm completed the divestiture of the Racal Acoustics business (“Racal”) to Invisio Communications AB for approximately $20 million in cash. Racal was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment. The gain on sale recognized in the second quarter of fiscal 2021 as a result of the divestiture was immaterial and classified as a component of other income in the condensed consolidated statements of income.
Avista, Inc. – On November 17, 2020, TransDigm completed the divestiture of the Avista, Inc. business (“Avista”) to Belcan, LLC for approximately $8 million in cash. Avista was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Airframe segment. The gain on sale recognized in the first quarter of fiscal 2021 as a result of the divestiture was immaterial and classified as a component of other income in the condensed consolidated statements of income.
Souriau-Sunbank Connection Technologies – On December 20, 2019, TransDigm completed the divestiture of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) to Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment. During the first quarter of fiscal 2022, the Company received approximately $1 million in cash proceeds related to a final working capital settlement for the Souriau-Sunbank divestiture. These proceeds are classified as income from discontinued operations, net of tax, in the condensed consolidated statements of income.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform." Certain amendments were provided for in ASU 2021-01, “Reference Rate Reform (ASC 848): Scope,” which was issued in January 2021. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this ASU are effective through December 31, 2022. The Company is evaluating the impact of reference rate reform on our existing Credit Agreement and our interest rate swap and cap agreements. To the extent that, prior to December 31, 2022, the Company enters into any transactions for which the optional practical expedients permissible under ASC 848 are applied, the adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial statements and disclosures.

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

	April 2, 2022	September 30, 2021
Contract assets, current (1)	$96	$72
Contract assets, non-current (2)	1	2
Total contract assets	97	74
Contract liabilities, current (3)	36	27
Contract liabilities, non-current (4)	8	5
Total contract liabilities	44	32
Net contract assets	$53	$42

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
For the thirteen and twenty-six week periods ended April 2, 2022, the revenue recognized that was previously included in contract liabilities was not material.
Refer to Note 14, “Segments,” for disclosures related to the disaggregation of revenue.
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
As of April 2, 2022 and September 30, 2021, the allowance for uncollectible accounts was $33 million and $30 million, respectively. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Numerator for earnings per share:
Income from continuing operations	$199	$105	$362	$155
Less: Net income attributable to noncontrolling interests	—	(1)	(1)	(1)
Net income from continuing operations attributable to TD Group	199	104	361	154
Less: Special dividends declared or paid on participating securities, including dividend equivalent payments	—	—	(46)	(73)
Income from discontinued operations, net of tax	—	—	1	—
Net income applicable to TD Group common stockholders—basic and diluted	$199	$104	$316	$81
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	55.2	54.8	55.2	54.7
Vested options deemed participating securities	3.7	3.6	3.8	3.7
Total shares for basic and diluted earnings per share	58.9	58.4	59.0	58.4

Earnings per share from continuing operations—basic and diluted	$3.38	$1.79	$5.33	$1.40
Earnings per share from discontinued operations—basic and diluted	—	—	0.02	—
Earnings per share	$3.38	$1.79	$5.35	$1.40
7.    STOCK REPURCHASE PROGRAM
Occasionally at management's discretion, the Company repurchases its common stock in the open market, depending on market conditions, stock price and other factors. On January 27, 2022, the Board of Directors of the Company (the “Board”) authorized a new stock repurchase program to permit repurchases of its outstanding common stock not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program previously authorized by the Board on November 8, 2017, subject to any restrictions specified in the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”), and/or Indentures governing the Company's existing Notes. There is no expiration date for this program.
During the second quarter of fiscal 2022, the Company repurchased 1,046,815 shares of common stock at an average price of $636.93 per share, for a total amount of $667 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of April 2, 2022, $1,533 million remains available for repurchase under the $2,200 million stock repurchase program.
8.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	April 2, 2022	September 30, 2021
Raw materials and purchased component parts	$886	$850
Work-in-progress	357	322
Finished goods	197	207
Total	1,440	1,379
Reserves for excess and obsolete inventory	(198)	(194)
Inventories—Net	$1,242	$1,185

9.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	April 2, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks & trade names	$981	$—	$981	$983	$—	$983
Technology	2,010	737	1,273	2,009	679	1,330
Order backlog	16	15	1	16	11	5
Customer relationships	541	93	448	545	78	467
Other	10	4	6	18	12	6
Total	$3,558	$849	$2,709	$3,571	$780	$2,791
The aggregate amortization expense on identifiable intangible assets is approximately $69 million and $65 million for the twenty-six week periods ended April 2, 2022 and April 3, 2021, respectively.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2021 through April 2, 2022 (in millions):

	Power & Control	Airframe	Non- aviation	Total
Balance at September 30, 2021	$4,149	$4,326	$93	$8,568
Purchase price allocation adjustments (1)	—	3	—	3
Currency translation adjustments	(12)	(15)	—	(27)
Balance at April 2, 2022	$4,137	$4,314	$93	$8,544

(1)Primarily related to opening balance sheet adjustments recorded from the acquisition of CAC up to the expiration of the one year measurement period in January 2022.
10.    DEBT
The Company’s debt consists of the following (in millions):

	April 2, 2022
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,336	$(35)	$(15)	$7,286
8.00% senior secured notes due 2025 (“2025 Secured Notes”)	1,100	(7)	—	1,093
6.375% senior subordinated notes due 2026 (“6.375% 2026 Notes”)	950	(4)	—	946
6.875% senior subordinated notes due 2026 (“6.875% 2026 Notes”)	500	(3)	(2)	495
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(41)	4	4,363
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(4)	—	546
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(17)	—	2,633
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(10)	—	1,190
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(6)	—	744
Government refundable advances	28	—	—	28
Finance lease obligations	149	—	—	149
	19,613	(127)	(13)	19,473
Less: current portion	80	(1)	—	79
Long-term debt	$19,533	$(126)	$(13)	$19,394

	September 30, 2021
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$7,374	$(39)	$(17)	$7,318
Revolving credit facility	200	—	—	200
2025 Secured Notes	1,100	(7)	—	1,093
6.375% 2026 Notes	950	(5)	—	945
6.875% 2026 Notes	500	(4)	(2)	494
2026 Secured Notes	4,400	(45)	4	4,359
7.50% 2027 Notes	550	(4)	—	546
5.50% 2027 Notes	2,650	(18)	—	2,632
4.625% 2029 Notes	1,200	(10)	—	1,190
4.875% 2029 Notes	750	(7)	—	743
Government refundable advances	29	—	—	29
Finance lease obligations	100	—	—	100
	19,803	(139)	(15)	19,649
Less: current portion	278	(1)	—	277
Long-term debt	$19,525	$(138)	$(15)	$19,372
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $127 million and $191 million as of April 2, 2022 and September 30, 2021, respectively.
Amendment No. 9 and Loan Modification Agreement – On December 29, 2021, the Company entered into Amendment No. 9 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 9”) to the Credit Agreement, which increases the capacity under the revolving credit facility from $760 million to $810 million. The terms and conditions that apply to Amendment No. 9 are the same as the terms and conditions that apply to the existing dollar revolving commitments and term loans under the Credit Agreement. As of April 2, 2022, the borrowings available under the revolving commitments were $774.7 million.
The Company capitalized $0.2 million representing debt issuance costs associated with Amendment No. 9 during the twenty-six week period ended April 2, 2022.
Revolving Credit Facility – On October 6, 2021, the Company repaid $200 million previously drawn on the revolving credit facility, in addition to $0.1 million of accrued interest.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of April 2, 2022 and September 30, 2021, the outstanding balance of these advances was $28 million and $29 million, respectively.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $149 million and $100 million at April 2, 2022 and September 30, 2021, respectively. The increase in the current fiscal year is attributable to certain lease renewals and amendments qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 17, “Leases,” for further disclosure of the Company's lease obligations.

11.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended April 2, 2022 and April 3, 2021, the effective income tax rate was 23.5% and 19.2%, respectively. During the twenty-six week periods ended April 2, 2022 and April 3, 2021, the effective income tax rate was 20.1% and 15.3%, respectively. The Company’s higher effective tax rate for the thirteen week period ended April 2, 2022 is primarily due to a decrease in the impact of the discrete tax benefit associated with share-based payments on the effective tax rate relative to comparable prior-year periods. The reduced impact of the discrete tax benefit was the result of an increase in income from continuing operations before income taxes for the same period. The Company’s effective income tax rate for the twenty-six week period ended April 2, 2022 was lower than the federal statutory tax rate of 21% primarily due to the discrete impact of excess tax benefits associated with share-based payments through the first half of fiscal 2022, partially offset by an increase in the Company’s net interest deduction limitation pursuant to IRC Section 163(j).
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations for years before fiscal 2017. The Company is currently under examination for its federal income taxes in Canada for fiscal years 2013 through 2019, and in Germany for fiscal years 2014 through 2017. In addition, the Company is subject to state income tax examinations for fiscal years 2015 and later.
Unrecognized tax benefits at April 2, 2022 and September 30, 2021, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $18.6 million and $19.1 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not material for the twenty-six week periods ended April 2, 2022 and April 3, 2021. As of April 2, 2022 and September 30, 2021, the Company accrued $5.0 million and $4.9 million, respectively, for the potential payment of interest and penalties. Within the next 12 months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $3.8 million. Any increase in the amount of unrecognized tax benefits within the next 12 months is not expected to be material.
12.    FAIR VALUE MEASUREMENTS
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

The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		April 2, 2022		September 30, 2021
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$4,216	$4,216	$4,787	$4,787
Interest rate swap agreements (1)	2	37	37	—	—
Interest rate cap agreements (1)	2	32	32	8	8
Liabilities:
Interest rate swap agreements (2)	2	46	46	100	100
Interest rate swap agreements (3)	2	—	—	180	180
Foreign currency forward exchange contracts (2)	2	3	3	4	4
Short-term borrowings - trade receivable securitization facility (4)	2	350	350	349	349
Long-term debt, including current portion:
Term loans (4)	2	7,286	7,201	7,318	7,268
Revolving credit facility (4)	2	—	—	200	200
2025 Secured Notes (4)	1	1,093	1,145	1,093	1,170
6.375% 2026 Notes (4)	1	946	955	945	981
6.875% 2026 Notes (4)	1	495	509	494	527
2026 Secured Notes (4)	1	4,363	4,505	4,359	4,593
7.50% 2027 Notes (4)	1	546	567	546	578
5.50% 2027 Notes (4)	1	2,633	2,617	2,632	2,730
4.625% 2029 Notes (4)	1	1,190	1,119	1,190	1,196
4.875% 2029 Notes (4)	1	744	701	743	751
Government refundable advances	2	28	28	29	29
Finance lease obligations	2	149	149	100	100

(1)Included in other assets on the condensed consolidated balance sheets.
(2)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(3)Included in other non-current liabilities on the condensed consolidated balance sheets.
(4)The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 10, “Debt,” for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at April 2, 2022 and September 30, 2021.

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

	April 2, 2022		September 30, 2021
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$32	$—	$8	$—
Interest rate swap agreements	37	(47)	—	(280)
Net derivatives as classified in the condensed consolidated balance sheets (1)	$69	$(47)	$8	$(280)

(1)Refer to Note 12, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of our interest rate swap and cap agreements. The change in the fair value of the interest rate swap and cap agreements is attributable to the upward trend in LIBOR during the first half of fiscal 2022.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of April 2, 2022, the estimated net amount of existing gains and losses and caplet amortization expected to be reclassified into interest expense-net within the next 12 months is approximately $46.2 million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At April 2, 2022, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $64.1 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at April 2, 2022 is 6 months. These notional values consist of contracts for the Canadian dollar and the European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the twenty-six week period ended April 2, 2022, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales was approximately $2.6 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit.
As of April 2, 2022, the Company expects to record a net loss of approximately $2.9 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next 12 months.
14.    SEGMENTS
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

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$153	$127	$289	$253
Commercial and non-aerospace aftermarket	202	148	404	280
Defense	353	366	665	709
Total Power & Control	708	641	1,358	1,242

Airframe
Commercial and non-aerospace OEM	177	141	320	283
Commercial and non-aerospace aftermarket	184	129	348	241
Defense	218	243	417	453
Total Airframe	579	513	1,085	977

Total Non-aviation	40	40	78	82

Net Sales	$1,327	$1,194	$2,521	$2,301
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
EBITDA As Defined
Power & Control	$374	$309	$703	$613
Airframe	273	208	499	385
Non-aviation	14	16	28	31
Total segment EBITDA As Defined	661	533	1,230	1,029
Less: Unallocated corporate expenses	28	14	32	36
Total Company EBITDA As Defined	633	519	1,198	993
Depreciation and amortization expense	62	66	127	124
Interest expense, net	266	268	530	535
Acquisition and divestiture transaction-related expenses and adjustments	3	15	8	19
Non-cash stock compensation expense	42	21	79	70
Refinancing costs	—	24	—	24
COVID-19 pandemic restructuring costs	—	18	—	39
Other, net	—	(23)	1	(1)
Income from continuing operations before income taxes	$260	$130	$453	$183
The following table presents total assets by segment (in millions):

	April 2, 2022	September 30, 2021
Total assets
Power & Control	$6,928	$6,980
Airframe	7,559	7,472
Non-aviation	230	229
Corporate	4,124	4,634
	$18,841	$19,315

15.    RETIREMENT PLANS
The components of net periodic pension benefit cost (income) for the Company's U.S. and non-U.S. defined benefit pension plans consisted of the following (in millions):

	Thirteen Week Periods Ended				Twenty-Six Week Periods Ended
	April 2, 2022		April 3, 2021		April 2, 2022		April 3, 2021
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$—	$1	$—	$1	$—	$2	$2	$2
Interest cost	1	1	1	1	2	2	3	2
Expected return on plan assets	(1)	(2)	(4)	(1)	(3)	(4)	(9)	(3)
Amortization of net loss	—	1	—	—	—	1	—	1
Net periodic pension benefit cost (income)	$—	$1	$(3)	$1	$(1)	$1	$(4)	$2
Net periodic pension benefit cost (income) for the Company’s U.S. and non-U.S. postretirement pension plans was less than $1 million for the thirteen and twenty-six week periods ended April 2, 2022 and April 3, 2021, respectively. The components of net periodic pension benefit cost, other than service cost, are included in other income in the condensed consolidated statements of income.
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
16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss ("AOCI"), net of taxes, for the twenty-six week periods ended April 2, 2022 and April 3, 2021 (in millions):

	Unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges (1)	Pension and postretirement benefit plans activity (2)	Foreign currency translation adjustment	Total
Balance at September 30, 2021	$(229)	$(18)	$(1)	$(248)
Current-period other comprehensive income (loss) before reclassification	231	—	(53)	178
Amounts reclassified from AOCI related to derivative instruments	(3)	—	—	(3)
Net current-period other comprehensive income (loss)	228	—	(53)	175
Balance at April 2, 2022	$(1)	$(18)	$(54)	$(73)

Balance at September 30, 2020	$(302)	$(8)	$(91)	$(401)
Net current-period other comprehensive income	56	—	111	167
Balance at April 3, 2021	$(246)	$(8)	$20	$(234)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of tax expense (benefit), of $51.5 million and $(13.5) million for the thirteen week periods ended April 2, 2022 and April 3, 2021, respectively, and $69.3 million and $(18.5) million for the twenty-six week periods ended April 2, 2022 and April 3, 2021, respectively.
(2)Defined pension plan and postretirement benefit plan activity represents pension liability adjustments, net of tax. There were no material pension liability adjustments, net of taxes, for the thirteen and twenty-six week periods ended April 2, 2022 and April 3, 2021.

The following table presents a summary of reclassifications out of AOCI for the twenty-six week period ended April 2, 2022. Reclassifications out of AOCI for the twenty-six week period ended April 3, 2021 were not material (in millions):

Description of reclassifications out of AOCI	Amount Reclassified
Amortization from redesignated interest rate swap and cap agreements (1)	$1
Losses from settlement of foreign currency forward exchange contracts (2)	(3)
Deferred tax expense on reclassifications out of AOCI	(1)
Amounts reclassified into earnings, net of tax	$(3)

(1)This component of AOCI is included in interest expense-net. Refer to Note 13, “Derivatives and Hedging Activities,” for additional information.
(2)This component of AOCI is included in net sales. Refer to Note 13, “Derivatives and Hedging Activities,” for additional information.
17.    LEASES
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
The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	Classification	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Operating lease cost	Cost of sales or selling and administrative expenses	$4	$7	$12	$14
Finance lease cost
Amortization of leased assets	Cost of sales	2	1	3	2
Interest on lease liabilities	Interest expense - net	2	2	4	3
Total lease cost		$8	$10	$19	$19
Supplemental cash flow information related to leases is as follows (in millions):

	Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$12	$14
Operating cash outflows from finance leases	4	2
Financing cash outflows from finance leases	1	1

Lease assets obtained in exchange for new lease obligations:
Operating leases	$8	$38
Financing leases	33	25

Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	April 2, 2022	September 30, 2021
Operating Leases
Operating lease right-of-use assets	Other assets	$88	$94

Current operating lease liabilities	Accrued and other current liabilities	18	20
Long-term operating lease liabilities	Other non-current liabilities	74	79
Total operating lease liabilities		$92	$99

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment - net	$135	$104

Current finance lease liabilities	Current portion of long-term debt	5	2
Long-term finance lease liabilities	Long-term debt	144	98
Total finance lease liabilities		$149	$100
As of April 2, 2022, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	6.5 years
Finance leases	20.6 years

Weighted-average discount rate
Operating leases	5.2%
Finance leases	7.1%
    Maturities of lease liabilities at April 2, 2022 are as follows (in millions):

	Operating Leases	Finance Leases
2022	$11	$6
2023	19	15
2024	16	13
2025	14	13
2026	11	13
Thereafter	47	242
Total future minimum lease payments	118	302
Less: imputed interest	26	153
Present value of lease liabilities reported	$92	$149

18.    COMMITMENTS AND CONTINGENCIES
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
TransDigm disagrees with many of the implications contained in the report, and objects to the use of arbitrary standards and analysis which render many areas of the report inaccurate and misleading. These include: (1) The report expressly acknowledges that it used arbitrary standards that are not applicable to the audited contracts and warns that its arbitrary standards should not be used in the future. The use of inapplicable standards results in flawed analysis and is misleading; (2) The report ignores significant real costs incurred by the business and contrary to law reports these costs as excess profit; (3) Despite data demonstrating that the DoD paid lower prices compared to the commercial prices for similar parts, the report did not conduct a price analysis and instead implies that the DoD negotiated prices were too high.
No loss contingency related to the voluntary refund request has been recorded as of April 2, 2022 as the Company has concluded that based on the current facts and circumstances, it's uncertain as to whether or not the requested voluntary refund will be made.

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

For the second quarter of fiscal year 2022, we generated net sales of $1,327 million and net income attributable to TD Group of $199 million. EBITDA As Defined was $633 million, or 47.7% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income from continuing operations and net cash provided by operating activities.
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
The COVID-19 pandemic has also disrupted the global supply chain to a certain extent and availability of raw materials, particularly electronic parts. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive Federal Aviation Administration (“FAA”) and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
We currently expect COVID-19 to continue to cause an adverse impact on our net sales, net income and EBITDA As Defined compared to pre-pandemic levels for the duration of fiscal 2022. Longer-term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, supply chain, consolidated results of operations, financial condition, and liquidity.
We are also monitoring the ongoing conflict between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union and others. Although we currently do not believe there will be a direct material adverse impact on TransDigm's business, the implications of the Russia and Ukraine conflict in the short-term and long-term are difficult to predict at this time. Factors such as increased energy costs, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from Russian airlines, sanctions on Russian companies, and the stability of Ukrainian customers could impact the global economy and aviation sector.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	April 2, 2022	% of Net Sales	April 3, 2021		% of Net Sales
Net sales	$1,327	100.0%	$1,194		100.0%
Cost of sales	591	44.5%	602		50.4%
Selling and administrative expenses	183	13.8%	162		13.6%
Amortization of intangible assets	33	2.5%	36		3.0%
Income from operations	520	39.2%	394		33.0%
Interest expense, net	266	20.0%	268		22.4%
Refinancing costs	—	—%	24		2.0%
Other income	(6)	(0.5)%	(28)		(2.3)%
Income tax provision	61	4.6%	25		2.1%
Income from continuing operations	199	15.0%	105		8.8%
Less: Net income attributable to noncontrolling interests	—	—%	(1)		(0.1)%
Income from continuing operations attributable to TD Group	199	15.0%	104		8.7%
Net income attributable to TD Group	$199	15.0%	$104		8.7%
Net income applicable to TD Group common stockholders	$199	(1) 15.0%	$104	(1)	8.7%
Earnings per share:
Earnings per share from continuing operations—basic and diluted	$3.38	(2)	$1.79	(2)
Earnings per share from discontinued operations—basic and diluted	—	(2)	—	(2)
Earnings per share	$3.38		$1.79
Weighted-average shares outstanding—basic and diluted	58.9		58.4
Other Data:
EBITDA	$588	(3)	$464	(3)
EBITDA As Defined	$633	(3) 47.7%	$519	(3)	43.5%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended April 2, 2022 and April 3, 2021, respectively.
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

	Twenty-Six Week Periods Ended
	April 2, 2022	% of Net Sales	April 3, 2021		% of Net Sales
Net sales	$2,521	100.0%	$2,301		100.0%
Cost of sales	1,124	44.6%	1,169		50.8%
Selling and administrative expenses	353	14.0%	358		15.6%
Amortization of intangible assets	69	2.7%	65		2.8%
Income from operations	975	38.7%	709		30.8%
Interest expense, net	530	21.0%	535		23.3%
Refinancing costs	—	—%	24		1.0%
Other income	(8)	(0.3)%	(33)		(1.4)%
Income tax provision	91	3.6%	28		1.2%
Income from continuing operations	362	14.4%	155		6.7%
Less: Net income attributable to noncontrolling interests	(1)	—%	(1)		—%
Income from continuing operations attributable to TD Group	361	14.3%	154		6.7%
Income from discontinued operations, net of tax	1	—%	—		—%
Net income attributable to TD Group	$362	14.4%	$154		6.7%
Net income applicable to TD Group common stockholders	$316	(1) 12.5%	$81	(1)	3.5%
Earnings per share:
Earnings per share from continuing operations—basic and diluted	$5.33	(2)	$1.40	(2)
Earnings per share from discontinued operations—basic and diluted	0.02	(2)	—	(2)
Earnings per share	$5.35		$1.40
Weighted-average shares outstanding—basic and diluted	59.0		58.4
Other Data:
EBITDA	$1,110	(3)	$842	(3)
EBITDA As Defined	$1,198	(3) 47.5%	$993	(3)	43.2%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $46 million and $73 million for the twenty-six week periods ended April 2, 2022 and April 3, 2021, respectively.
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

Changes in Results of Operations
Thirteen week period ended April 2, 2022 compared with the thirteen week period ended April 3, 2021
Total Company
•Net Sales. Net organic sales and acquisition and divestiture sales and the related dollar and percentage changes for the thirteen week periods ended April 2, 2022 and April 3, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	April 2, 2022	April 3, 2021	Change
Organic sales	$1,327	$1,146	$181	15.1%
Acquisition and divestiture sales	—	48	(48)	(4.0)%
Net sales	$1,327	$1,194	$133	11.1%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions and divestitures. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date. Therefore, beginning in the second quarter of fiscal 2022, Cobham Aero Connectivity's (“CAC's”) net sales, including the comparable thirteen week period in the prior year, are included in the organic growth calculation (acquisition date was January 2021). Divestiture sales represent net sales from businesses up to the date the respective divestiture was completed. Acquisition and divestiture sales are excluded from organic sales due to the variability in the nature, timing and extent of acquisitions and divestitures and resulting variable impact on underlying trends. No acquisitions or divestitures occurred in the second quarter of fiscal 2022. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's recent acquisition and divestiture activity.
The increase in organic sales of $181 million for the thirteen week period ended April 2, 2022 compared to the thirteen week period ended April 3, 2021 is primarily related to increases in commercial aftermarket sales ($117 million, an increase of 45.6%) and commercial OEM sales ($62 million, an increase of 27.8%); partially offset by a decrease in defense sales ($12 million, a decrease of 2.1%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also expected production rate increases of narrow-body aircraft compared to the second quarter of fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel and also due to Boeing's quality control issues with the 787 aircraft. The decrease in defense sales is primarily attributable to supply chain-induced delays in fulfilling orders at certain operating units, particularly related to the OEM market.
The decrease in acquisition and divestiture sales for the thirteen week period ended April 2, 2022 is attributable to the divestitures of ScioTeq and TREALITY Simulation Visual Systems (“ScioTeq and TREALITY”), Technical Airborne Components (“TAC”), Racal Acoustics (“Racal”) and Avista, Inc. (“Avista”), all of which were completed in fiscal 2021.

•Cost of Sales and Gross Profit. Cost of sales decreased by $11 million, or 1.8%, to $591 million for the thirteen week period ended April 2, 2022 compared to $602 million for the thirteen week period ended April 3, 2021. Cost of sales and the related percentage of net sales for the thirteen week periods ended April 2, 2022 and April 3, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 2, 2022	April 3, 2021	Change	% Change
Cost of sales - excluding costs below	$595	$585	$10	1.7%
% of net sales	44.8%	49.0%
Non-cash stock compensation expense	4	2	2	100.0%
% of net sales	0.3%	0.2%
Inventory acquisition accounting adjustments	1	6	(5)	(83.3)%
% of net sales	0.1%	0.5%
Acquisition integration costs	—	2	(2)	(100.0)%
% of net sales	—%	0.2%
COVID-19 pandemic restructuring costs	—	15	(15)	(100.0)%
% of net sales	—%	1.3%
Foreign currency (gains) losses	(1)	1	(2)	(200.0)%
% of net sales	(0.1)%	0.1%
Loss contract amortization	(8)	(9)	1	11.1%
% of net sales	(0.6)%	(0.8)%
Total cost of sales	$591	$602	$(11)	(1.8)%
% of net sales	44.5%	50.4%
Gross profit	$736	$592	$144	24.3%
Gross profit percentage	55.5%	49.6%
Excluding the specific components to cost of sales listed above, the change in cost of sales during the thirteen week period ended April 2, 2022, which decreased as a percentage of net sales, was primarily driven by a favorable sales mix, specifically, higher commercial aftermarket net sales as a percentage of net sales compared to commercial OEM net sales in the comparable period one year ago.
In addition, despite the inflationary pressures existing for labor and certain raw materials, particularly those related to electronics and castings, the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume, resulted in gross profit as a percentage of net sales increasing by 5.9 percentage points to 55.5% for the thirteen week period ended April 2, 2022 from 49.6% for the thirteen week period ended April 3, 2021.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $21 million to $183 million, or 13.8% of net sales, for the thirteen week period ended April 2, 2022 from $162 million, or 13.6% of net sales, for the thirteen week period ended April 3, 2021. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended April 2, 2022 and April 3, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 2, 2022	April 3, 2021	Change	% Change
Selling and administrative expenses - excluding costs below	$139	$133	$6	4.5%
% of net sales	10.5%	11.1%
Non-cash stock compensation expense	38	19	19	100.0%
% of net sales	2.9%	1.6%
Bad debt expense	4	—	4	100.0%
% of net sales	0.3%	—%
Acquisition integration costs	2	3	(1)	(33.3)%
% of net sales	0.2%	0.3%
Acquisition and divestiture transaction-related expenses	—	4	(4)	(100.0)%
% of net sales	—%	0.3%
COVID-19 pandemic restructuring costs	—	3	(3)	(100.0)%
% of net sales	—%	0.3%
Total selling and administrative expenses	$183	$162	$21	13.0%
% of net sales	13.8%	13.6%
Excluding the specific components to selling and administrative expenses listed above, the change in selling and administrative expenses during the thirteen week period ended April 2, 2022 improved as a percentage of net sales compared to the thirteen week period in the prior year. This is a result of the increased costs incurred compared to the prior year for travel and other sales support and administrative costs being offset by the continued realization of the cost mitigation measures that were enacted in the second half of fiscal 2020 and in fiscal 2021 in response to the COVID-19 pandemic.
Regarding the specific components to selling and administrative expenses listed above, the increase in non-cash stock compensation expense is attributable to the new stock option grants awarded in fiscal 2022 and the impact on the Black-Scholes fair value under ASC 718 on the options granted in fiscal 2021 and fiscal 2020 from the Compensation Committee of the Board of Directors approving, in November 2021, the Company’s established performance criteria required to be achieved for these grants for the remainder of their respective vesting periods. Bad debt expense was primarily related to an increase in the estimate for credit losses on accounts receivable for certain customers impacted by the Russia and Ukraine conflict.
•Amortization of Intangible Assets. Amortization of intangible assets was $33 million for the thirteen week period ended April 2, 2022 compared to $36 million for the thirteen week period ended April 3, 2021. The decrease in amortization expense of $3 million was due to amortization expense on sales order backlog for the CAC acquisition becoming fully amortized in the second quarter of fiscal 2022 reducing the total amortization expense recorded in the second quarter of fiscal 2022 compared to fiscal 2021.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees and interest on finance leases; slightly offset by interest income. Interest expense-net decreased $2 million, or 0.7%, to $266 million for the thirteen week period ended April 2, 2022 from $268 million for the comparable thirteen week period in the prior fiscal year. The decrease in interest expense-net was primarily due to the repayment of $200 million previously drawn on the revolving credit facility and the favorable impact from refinancing the 6.50% Senior Subordinated Notes due 2025 (the “2025 Notes”) in the third quarter of fiscal 2021, effectively resulting in a reduced interest rate of 4.875% and an extended maturity date of $750 million in senior subordinated notes. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended April 2, 2022 was 5.1%.

•Other Income. Other income was $6 million for the thirteen week period ended April 2, 2022 compared to $28 million for the thirteen week period ended April 3, 2021. Other income for the thirteen week period ended April 2, 2022 was primarily driven by cash proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture ($3 million), the release of a contingent liability ($2 million) and the non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($1 million). Other income for the thirteen week period ended April 3, 2021 was primarily driven by a $22 million gain on the settlement of the property insurance portion of the claim for Leach International Europe's Niort, France operating facility fire in August 2019. The gain represented the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory. The remaining $6 million was primarily driven by non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($3 million), receipt of payment of Canadian governmental subsidies ($2 million) and a net gain on sale recorded on the completed divestitures of certain businesses ($1 million).
•Income Taxes. Income tax expense as a percentage of income before income taxes was approximately 23.5% for the thirteen week period ended April 2, 2022 compared to 19.2% for the thirteen week period ended April 3, 2021. The Company's higher effective tax rate for the thirteen week period ended April 2, 2022 was primarily a result of a decrease in the impact of the discrete tax benefit associated with share-based payments on the effective tax rate relative to comparable prior fiscal year periods. The reduced impact of the discrete tax benefit was the result of an increase in income from continuing operations before income taxes compared to the prior year.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $95 million, or 91.3%, to $199 million for the thirteen week period ended April 2, 2022 compared to net income attributable to TD Group of $104 million for the thirteen week period ended April 3, 2021, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $3.38 for the thirteen week period ended April 2, 2022 and $1.79 per share for the thirteen week period ended April 3, 2021. There was no impact on earnings per share from discontinued operations for the thirteen week periods ended April 2, 2022 and April 3, 2021.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended April 2, 2022 and April 3, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 2, 2022	% of Net Sales	April 3, 2021	% of Net Sales	Change	% Change
Power & Control	$708	53.4%	$641	53.7%	$67	10.5%
Airframe	579	43.6%	513	43.0%	66	12.9%
Non-aviation	40	3.0%	40	3.3%	—	—%
Net sales	$1,327	100.0%	$1,194	100.0%	$133	11.1%
Net sales for the Power & Control segment increased $67 million, an increase of 10.5%, for the thirteen week period ended April 2, 2022 compared to the thirteen week period ended April 3, 2021. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($51 million, an increase of 35.9%) and commercial OEM ($25 million, an increase of 23.9%); partially offset by a decrease in organic defense sales ($13 million, a decrease of 3.6%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also expected production rate increases of narrow-body aircraft compared to the second quarter of fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel and also due to Boeing's quality control issues with the 787 aircraft. The decrease in defense sales is primarily attributable to supply chain-induced delays in fulfilling orders at certain operating units, particularly related to the OEM market. The change in acquisition and divestiture sales was not material for the thirteen week period ended April 2, 2022.

Net sales for the Airframe segment increased $66 million, an increase of 12.9%, for the thirteen week period ended April 2, 2022 compared to the thirteen week period ended April 3, 2021. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($67 million, an increase of 57.5%) and commercial OEM sales ($38 million, an increase of 34.2%). The change in organic defense sales was less than $1 million for the thirteen week period ended April 2, 2022 compared to the thirteen week period ended April 3, 2021. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also expected production rate increases of narrow-body aircraft compared to the second quarter of fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel and also due to Boeing's quality control issues with the 787 aircraft. Acquisition and divestiture sales decreased by $47 million for the thirteen week period ended April 2, 2022 due to the impact on the comparable period from the divestitures completed in fiscal 2021.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for further information on EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended April 2, 2022 and April 3, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 2, 2022	% of Segment Net Sales	April 3, 2021	% of Segment Net Sales	Change	% Change
Power & Control	$374	52.8%	$309	48.2%	$65	21.0%
Airframe	273	47.2%	208	40.5%	65	31.3%
Non-aviation	14	35.0%	16	40.0%	(2)	(12.5)%
	$661	49.8%	$533	44.6%	$128	24.0%
Organic EBITDA As Defined represents EBITDA As Defined from existing businesses owned by the Company as of April 2, 2022, excluding EBITDA As Defined from acquisitions and divestitures. EBITDA As Defined from acquisitions and divestitures represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date and from businesses up to the date the respective divestiture was completed. Therefore, beginning in the second quarter of fiscal 2022, CAC's EBITDA As Defined, including the comparable thirteen week period in the prior year, is included in the organic growth calculation (acquisition date was January 2021). No acquisitions or divestitures occurred in the second quarter of fiscal 2022.
EBITDA As Defined for the Power & Control segment increased approximately $65 million, an increase of 21.0%, resulting from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the current inflationary environment for labor and certain raw materials. The change in EBITDA As Defined for the Power & Control segment from acquisitions and divestitures was immaterial for the thirteen week period ended April 2, 2022.
EBITDA As Defined for the Airframe segment increased approximately $65 million, an increase of 31.3%, resulting primarily from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the current inflationary environment for labor and certain raw materials. EBITDA As Defined for the Airframe segment from acquisitions and divestitures decreased by $10 million, primarily due to the impact on the comparable period from the divestitures completed in fiscal year 2021.
EBITDA As Defined for the Non-aviation segment decreased approximately $2 million, a decrease of 12.5% to the comparable period from the prior year.

Twenty-six week period ended April 2, 2022 compared with the twenty-six week period ended April 3, 2021
Total Company
•Net Sales. Net organic sales and acquisition and divestiture sales and the related dollar and percentage changes for the twenty-six week periods ended April 2, 2022 and April 3, 2021 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Net Sales
	April 2, 2022	April 3, 2021	Change
Organic sales	$2,480	$2,203	$277	12.0%
Acquisition and divestiture sales	41	98	(57)	(2.5)%
Net sales	$2,521	$2,301	$220	9.5%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions and divestitures. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date. Therefore, beginning in the second quarter of fiscal 2022, CAC's net sales, including the comparable period in the prior year, are included in the organic growth calculation (acquisition date was January 2021). Divestiture sales represent net sales from businesses up to the date the respective divestiture was completed. Acquisition and divestiture sales are excluded from organic sales due to the variability in the nature, timing and extent of acquisitions and divestitures and resulting variable impact on underlying trends. No acquisitions or divestitures occurred in the first half of fiscal 2022. Therefore, the acquisition and divestiture sales presented above relate to acquisitions and divestitures completed in fiscal 2021. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's recent acquisition and divestiture activity.
The increase in organic sales of $277 million for the twenty-six week period ended April 2, 2022 compared to the twenty-six week period ended April 3, 2021 is primarily related to increases in commercial aftermarket sales ($229 million, an increase of 47.5%) and commercial OEM sales ($90 million, an increase of 20.2%); partially offset by a decrease in defense sales ($58 million, a decrease of 5.2%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours in the first half of fiscal 2022 compared to the first half of fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also expected production rate increases of narrow-body aircraft compared to the first half of fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel and also due to Boeing's quality control issues with the 787 aircraft. The decrease in defense sales is primarily attributable to supply chain-induced delays in fulfilling orders at certain operating units.
The decrease in acquisition and divestiture sales for the twenty-six week period ended April 2, 2022 is primarily attributable to the divestitures of ScioTeq and TREALITY, TAC, Racal and Avista, all of which were completed in fiscal 2021; partially offset by the acquisition of CAC. CAC's sales were classified as acquisition and divestiture sales through the first quarter of fiscal 2022, and upon reaching one year subsequent to the acquisition date in the second quarter of fiscal 2022, CAC's sales were included within organic sales.

•Cost of Sales and Gross Profit. Cost of sales decreased by $45 million, or 3.8%, to $1,124 million for the twenty-six week period ended April 2, 2022 compared to $1,169 million for the twenty-six week period ended April 3, 2021. Cost of sales and the related percentage of net sales for the twenty-six week periods ended April 2, 2022 and April 3, 2021 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021	Change	% Change
Cost of sales - excluding costs below	$1,136	$1,130	$6	0.5%
% of net sales	45.1%	49.1%
Non-cash stock compensation expense	8	7	1	14.3%
% of net sales	0.3%	0.3%
Inventory acquisition accounting adjustments	1	6	(5)	(83.3)%
% of net sales	—%	0.3%
Acquisition integration costs	1	2	(1)	(50.0)%
% of net sales	—%	0.1%
COVID-19 pandemic restructuring costs	—	28	(28)	(100.0)%
% of net sales	—%	1.2%
Foreign currency (gains) losses	(2)	23	(25)	(108.7)%
% of net sales	(0.1)%	1.0%
Loss contract amortization	(20)	(27)	7	25.9%
% of net sales	(0.8)%	(1.1)%
Total cost of sales	$1,124	$1,169	$(45)	(3.8)%
% of net sales	44.6%	50.8%
Gross profit	$1,397	$1,132	$265	23.4%
Gross profit percentage	55.4%	49.2%
Excluding the specific components to cost of sales listed above, the change in cost of sales during the twenty-six week period ended April 2, 2022, which decreased as a percentage of net sales, was primarily driven by a favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales compared to commercial OEM net sales in the comparable period one year ago.
Regarding the specific components to cost of sales listed above, COVID-19 pandemic restructuring costs were not material in the first half of fiscal 2022 and foreign exchange rates, particularly the U.S. dollar compared to the British pound and the Euro, were significantly less volatile compared to the first half of fiscal 2021 when the U.S. dollar depreciated against both the British pound and Euro resulting in foreign currency losses.
In addition, despite the inflationary pressures existing for labor and certain raw materials, particularly those related to electronics and castings, the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume, resulted in gross profit as a percentage of net sales increasing by 6.2 percentage points to 55.4% for the twenty-six week period ended April 2, 2022 from 49.2% for the twenty-six week period ended April 3, 2021.

•Selling and Administrative Expenses. Selling and administrative expenses decreased by $5 million to $353 million, or 14.0% of net sales, for the twenty-six week period ended April 2, 2022 from $358 million, or 15.6% of net sales, for the twenty-six week period ended April 3, 2021. Selling and administrative expenses and the related percentage of net sales for the twenty-six week periods ended April 2, 2022 and April 3, 2021 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021	Change	% Change
Selling and administrative expenses - excluding costs below	$272	$269	$3	1.1%
% of net sales	10.8%	11.7%
Non-cash stock compensation expense	71	63	8	12.7%
% of net sales	2.8%	2.7%
Acquisition integration costs	5	5	—	—%
% of net sales	0.2%	0.2%
Bad debt expense	4	5	(1)	(20.0)%
% of net sales	0.2%	0.2%
Acquisition and divestiture transaction-related expenses	1	6	(5)	(83.3)%
% of net sales	—%	0.3%
COVID-19 pandemic restructuring costs	—	10	(10)	(100.0)%
% of net sales	—%	0.4%
Total selling and administrative expenses	$353	$358	$(5)	(1.4)%
% of net sales	14.0%	15.6%
Excluding the specific components to selling and administrative expenses listed above, the change in selling and administrative expenses during the twenty-six week period ended April 2, 2022 improved as a percentage of net sales compared to the twenty-six week period in the prior year. This is a result of the increased costs incurred compared to the prior year for travel and other sales support and administrative costs being offset by the continued realization of the cost mitigation measures that were enacted in the second half of fiscal 2020 and in fiscal 2021 in response to the COVID-19 pandemic.
Regarding the specific components to selling and administrative expenses listed above, the increase in non-cash stock compensation expense is attributable to the new stock option grants awarded in fiscal 2022 and the impact on the Black-Scholes fair value under ASC 718 on the options granted in fiscal 2021 and fiscal 2020 from the Compensation Committee of the Board of Directors approving, in November 2021, the Company’s established performance criteria required to be achieved for these grants for the remainder of their respective vesting periods. COVID-19 pandemic restructuring costs were not material for the twenty-six week period ended April 2, 2022.
•Amortization of Intangible Assets. Amortization of intangible assets was $69 million for the twenty-six week period ended April 2, 2022 compared to $65 million for the twenty-six week period ended April 3, 2021. The increase in amortization expense of $4 million was primarily due to the amortization expense recognized on intangible assets from the acquisition of CAC.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees and interest on finance leases; slightly offset by interest income. Interest expense-net decreased $5 million, or 0.9%, to $530 million for the twenty-six week period ended April 2, 2022 from $535 million for the comparable twenty-six week period last year. The decrease in interest expense-net was primarily due to the repayment of $200 million previously drawn on the revolving credit facility and the favorable impact from refinancing the 2025 Notes in the third quarter of fiscal 2021, effectively resulting in a reduced interest rate of 4.875% and an extended maturity date of $750 million in senior subordinated notes. The weighted average interest rate for cash interest payments on total borrowings outstanding for the twenty-six week period ended April 2, 2022 was 5.1%.
•Refinancing Costs. Refinancing costs were not material for the twenty-six week period ended April 2, 2022. Refinancing costs of $24 million recorded for the twenty-six week period ended April 3, 2021 were primarily related to fees incurred on the early redemption of the 6.50% Senior Subordinated Notes due 2024 (the “2024 Notes”) that occurred in the second quarter of fiscal 2021.

•Other Income. Other income was $8 million for the twenty-six week period ended April 2, 2022 compared to $33 million for the twenty-six week period ended April 3, 2021. Other income for the twenty-six week period ended April 2, 2022 was primarily driven by cash proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture ($3 million), the release of a contingent liability ($2 million) and the non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($2 million). Other income for the twenty-six week period ended April 3, 2021 was primarily driven by a $22 million gain on the settlement of the property insurance portion of the claim for Leach International Europe's Niort, France operating facility fire in August 2019. The gain represented the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory. The remaining $11 million was primarily driven by non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($6 million), receipt of payment of Canadian governmental subsidies ($4 million) and a net gain on sale recorded on the completed divestitures of certain businesses ($1 million).
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 20.1% for the twenty-six week period ended April 2, 2022 compared to 15.3% for the twenty-six week period ended April 3, 2021. The Company’s higher effective income tax rate for the twenty-six week period ended April 2, 2022, which was still lower than the federal statutory tax rate of 21%, was primarily due to the discrete impact of excess tax benefits associated with share-based payments through the first half of fiscal 2022, partially offset by an increase in the Company’s net interest deduction limitation pursuant to IRC Section 163(j).
•Income from Discontinued Operations. Income from discontinued operations, net of tax, for the twenty-six week period ended April 2, 2022 was $1 million, which was driven by cash proceeds received during the first quarter of fiscal 2022 from a final working capital settlement for the Souriau-Sunbank Connection Technologies (“Souriau-Sunbank”) divestiture. There was no income from discontinued operations for the twenty-six week period ended April 3, 2021. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $208 million, or 135.1%, to $362 million for the twenty-six week period ended April 2, 2022 compared to net income attributable to TD Group of $154 million for the twenty-six week period ended April 3, 2021, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $5.35 for the twenty-six week period ended April 2, 2022 compared to $1.40 per share for the twenty-six week period ended April 3, 2021. Basic and diluted earnings per share from discontinued operations was $0.02 for the twenty-six week period ended April 2, 2022. There was no impact on earnings per share from discontinued operations for the twenty-six week period ended April 3, 2021.
Business Segments
•Segment Net Sales. Net sales by segment for the twenty-six week periods ended April 2, 2022 and April 3, 2021 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 2, 2022	% of Net Sales	April 3, 2021	% of Net Sales	Change	% Change
Power & Control	$1,358	53.9%	$1,242	54.0%	$116	9.3%
Airframe	1,085	43.0%	977	42.4%	108	11.1%
Non-aviation	78	3.1%	82	3.6%	(4)	(4.9)%
Net sales	$2,521	100.0%	$2,301	100.0%	$220	9.6%
Net sales for the Power & Control segment increased $116 million, an increase of 9.3%, for the twenty-six week period ended April 2, 2022. The sales increase resulted primarily from increases in organic sales in commercial aftermarket ($109 million, an increase of 41.0%) and commercial OEM ($45 million, an increase of 21.6%); partially offset by a decrease in organic defense sales ($43 million, a decrease of 6.1%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours in the second half of fiscal 2022 compared to the second half of fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also expected production rate increases of narrow-body aircraft compared to the second half of fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel and also due to Boeing's quality control issues with the 787 aircraft. The decrease in defense sales is primarily attributable to supply chain-induced delays in fulfilling orders at certain operating units. The change in acquisition and divestiture sales was not material for the twenty-six week period ended April 2, 2022.

Net sales for the Airframe segment increased $108 million, an increase of 11.1%, for the twenty-six week period ended April 2, 2022. The sales increase resulted primarily from increases in organic sales in commercial aftermarket ($120 million, an increase of 55.5%) and commercial OEM ($47 million, an increase of 20.7%); partially offset by a decrease in organic defense sales ($14 million, a decrease of 3.6%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours in the second half of fiscal 2022 compared to the second half of fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also expected production rate increases of narrow-body aircraft compared to the second half of fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel and also due to Boeing's quality control issues with the 787 aircraft. The decrease in defense sales is primarily attributable to supply chain-induced delays in fulfilling orders at certain operating units. Acquisition and divestiture sales decreased $51 million, primarily due to the divestitures completed during fiscal 2021, partially offset by the impact of CAC's sales being included in acquisition and divestiture sales through the first quarter of fiscal 2022.
Net sales for the Non-aviation segment decreased by $4 million, a decrease of 4.9%, for the twenty-six week period ended April 2, 2022. The sales decrease resulted primarily from the decrease in acquisition and divestiture sales of $5 million for the divestitures completed during fiscal 2021.
•EBITDA As Defined. EBITDA As Defined by segment for the twenty-six week periods ended April 2, 2022 and April 3, 2021 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 2, 2022	% of Segment Net Sales	April 3, 2021	% of Segment Net Sales	Change	% Change
Power & Control	$703	51.8%	$613	49.4%	$90	14.7%
Airframe	499	46.0%	385	39.4%	114	29.6%
Non-aviation	28	35.9%	31	37.8%	(3)	(9.7)%
	$1,230	48.8%	$1,029	44.7%	$201	19.5%
Organic EBITDA As Defined represents EBITDA As Defined from existing businesses owned by the Company as of April 2, 2022, excluding EBITDA As Defined from acquisitions and divestitures. EBITDA As Defined from acquisitions and divestitures represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date and from businesses up to the date the respective divestiture was completed. Therefore, beginning in the second quarter of fiscal 2022, CAC's EBITDA As Defined, including the comparable thirteen week period in the prior year, is included in the organic growth calculation (acquisition date was January 2021). No acquisitions or divestitures occurred in the first half of fiscal 2022.
EBITDA As Defined for the Power & Control segment increased approximately $90 million, an increase of 14.7%, resulting from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the current inflationary environment for labor and certain raw materials. The change in EBITDA As Defined for the Power & Control segment from acquisitions and divestitures was immaterial for the twenty-six week period ended April 2, 2022.
EBITDA As Defined for the Airframe segment increased approximately $114 million, an increase of 29.6%, resulting primarily from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the current inflationary environment for labor and certain raw materials. EBITDA As Defined for the Airframe segment from acquisitions and divestitures decreased by $9 million, primarily due to the impact on the comparable period from the divestitures completed in fiscal year 2021, partially offset by the impact of CAC's sales being included in acquisition and divestiture sales through the first quarter of fiscal 2022.
EBITDA As Defined for the Non-aviation segment decreased approximately $3 million, a decrease of 9.7% to the comparable period from the prior year.

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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	April 2, 2022	September 30, 2021
Selected Balance Sheet Data:
Cash and cash equivalents	$4,216	$4,787
Working capital	5,263	5,367
Total assets	18,841	19,315
Total debt (1)	19,823	19,998
TD Group stockholders’ deficit	(2,899)	(2,916)

(1)Includes debt issuance costs and original issue discount and premiums. Reference Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$366	$372
Investing activities	(54)	(952)
Financing activities	(872)	(73)
Capital expenditures	57	60
Ratio of earnings to fixed charges (1)	1.8x	1.3x

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
In the second quarter of fiscal 2022, the Company repurchased 1,046,815 shares of common stock at an average price of $636.93 per share, aggregating to approximately $667 million in repurchases. The Company may make additional share repurchases in the second half of fiscal year 2022. Whether the Company undertakes additional share repurchases or other aforementioned activities will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.
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

The Company is continuing to strategically manage the Company’s cash and cash equivalents in response to the ongoing COVID-19 pandemic and related uncertainty of the duration and impact of the pandemic on the Company’s business in fiscal 2022 and beyond. In the first quarter of fiscal 2022, the Company entered into Amendment No. 9 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 9”) to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”), increasing the capacity under the revolving credit facility from $760 million to $810 million. The Company also repaid $200 million previously drawn on the revolving credit facility. In fiscal 2021, due to favorable market conditions in the high yield bond market, the Company refinanced $1,950 million of its senior subordinated notes resulting in a reduced interest rate (estimated $35 million reduction in annual interest payments) and an extended maturity date.
As of April 2, 2022, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of April 2, 2022
Cash and cash equivalents	$4,216
Availability on revolving credit facility (1)	775
Cash liquidity	$4,991

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
In connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business acquisitions, pay dividends to our shareholders and make opportunistic investments in our own stock, such as the $667 million in common stock repurchases in the second quarter of fiscal 2022, subject to any restrictions in our existing credit agreement and market conditions in consideration of the ongoing COVID-19 pandemic.
The Company may issue additional debt if prevailing market conditions are favorable to doing so. In addition, the Company may increase its borrowings in connection with acquisitions, if cash flow from operating activities becomes insufficient to fund current operations or for other short-term cash needs or for common stock repurchases or dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.
Operating Activities. The Company generated $366 million of net cash from operating activities during the twenty-six week period ended April 2, 2022 compared to $372 million during the twenty-six week period ended April 3, 2021.
The change in accounts receivable during the twenty-six week period ended April 2, 2022 was a use of cash of $8 million compared to a source of cash of $39 million during the twenty-six week period ended April 3, 2021. The change of $47 million is primarily attributable to the timing of cash receipts as there were a higher amount of sales in the month of March 2022 compared to March 2021. The Company continues to actively manage its accounts receivable, the related agings and collection efforts in response to the COVID-19 pandemic.
The change in inventories during the twenty-six week period ended April 2, 2022 was a use of cash of $62 million compared to a source of cash of $32 million during the twenty-six week period ended April 3, 2021. The change is primarily driven by increased purchasing from higher demand in fiscal 2022. The Company continues to actively manage inventory levels in response to the pandemic and its adverse impact on the supply chain.
The change in accounts payable during the twenty-six week period ended April 2, 2022 was a source of cash of $13 million compared to a use of cash of $7 million during the twenty-six week period ended April 3, 2021. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $54 million during the twenty-six week period ended April 2, 2022, consisting of capital expenditures of $57 million, slightly offset by $3 million in proceeds received from the final working capital settlement for the ScioTeq and TREALITY divestiture.

Net cash used in investing activities was $952 million during the twenty-six week period ended April 3, 2021, consisting primarily of the acquisition of CAC for $951 million and capital expenditures of $60 million. This was partially offset by proceeds of $35 million from the completion of the divestiture of certain businesses and $24 million of insurance proceeds received from the Leach International Europe fire property claim.
Financing Activities. Net cash used in financing activities during the twenty-six week period ended April 2, 2022 was $872 million. The use of cash was primarily attributable to $667 million in common stock repurchases, the $200 million repayment of a previous draw on the revolving credit facility, dividend equivalent payments of $46 million and repayment on term loans of $38 million. This was partially offset by $80 million in proceeds from stock option exercises.
Net cash used in financing activities during the twenty-six week period ended April 3, 2021 was $73 million. The use of cash was primarily attributable to the redemption of the 2024 Notes for $1,220 million, dividend equivalent payments of $73 million and repayments on term loans of $38 million. This was partially offset by $1,189 million in net proceeds from the completion of the 4.625% Senior Subordinated Notes due 2029 (the “4.625% 2029 Notes”) offering and $69 million in proceeds from stock option exercises.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. There were no material changes during the twenty-six week period ended April 2, 2022 to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 other than the first quarter fiscal 2022 repayment of $200 million previously drawn on the revolving credit facility.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,336 million in fully drawn term loans (the “Term Loans Facility”) and an $810 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of April 2, 2022):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,166 million	May 30, 2025	LIBOR + 2.25%
Tranche F	$3,436 million	December 9, 2025	LIBOR + 2.25%
Tranche G	$1,734 million	August 22, 2024	LIBOR + 2.25%
The Term Loans Facility requires quarterly aggregate principal payments of $18.8 million. The revolving commitments consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. At April 2, 2022, the Company had $35.3 million in letters of credit outstanding and $774.7 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR related to tranche E, tranche F and tranche G term loans are not subject to a floor. For the twenty-six week period ended April 2, 2022, the applicable interest rate was approximately 2.71% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 13, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein.
Fiscal 2022 Amendment to the Credit Agreement
On December 29, 2021, the Company entered into Amendment No. 9 and Incremental Revolving Credit Assumption Agreement to the Credit Agreement, which increases the capacity under the revolving credit facility from $760 million to $810 million. The terms and conditions that apply to Amendment No. 9 are the same as the terms and conditions that apply to the existing dollar revolving commitments and term loans under the Credit Agreement.

Indentures
The following table represents the notes outstanding as of April 2, 2022:

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
The 6.375% 2026 Notes, the 7.50% 2027 Notes, the 5.50% 2027 Notes, the 4.625% 2029 Notes and the 4.875% 2029 Notes (collectively, the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The 6.875% 2026 Notes (the “TransDigm UK Notes” and together with the TransDigm Inc. Notes, the “Notes,” are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496.2 million. The 2025 Secured Notes (the “Secured Notes”) were issued at a price 100% of the principal amount. The initial $3,800 million offering of the 2026 Secured Notes (the “Secured Notes”) was issued at a price of 100% of its principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,410.5 million.
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

(in millions)	April 2, 2022
Current assets	$4,947
Goodwill	6,726
Other non-current assets	2,708
Current liabilities	627
Non-current liabilities	20,065
Amounts (from) due to subsidiaries that are non-issuers and non-guarantors - net	(685)

Twenty-Six Week Period Ended
(in millions)	April 2, 2022
Net sales	$1,935
Sales to subsidiaries that are non-issuers and non-guarantors	20
Cost of sales	785
Expense from subsidiaries that are non-issuers and non-guarantors - net	22
Income from continuing operations	380
Net income attributable to TD Group	380
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
As of April 2, 2022, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.

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
On July 27, 2021, the Company amended the Securitization Facility to, among other things, (i) extend the maturity date to July 26, 2022, and (ii) bear interest at a rate of 1.20% plus three month LIBOR, compared to the interest rate of 1.35% plus 0.50% or three month LIBOR, whichever is greater, that applied prior to the amendment. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable. As of April 2, 2022, the Company has borrowed $350 million under the Securitization Facility, which is fully drawn.
Dividend and Dividend Equivalent Payments
No dividends were declared or paid in the first half of fiscal year 2022. We do not anticipate declaring regular quarterly or annual cash dividends on our common stock in the near future. Any declaration of special cash dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions under the senior secured credit facility and Indentures, the availability of surplus under Delaware law and other factors deemed relevant by our Board of Directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our senior secured credit facility and Indentures and may be limited by future debt or other agreements that we may enter into.
Dividend equivalent payments made in fiscal year 2022 were $46 million. Pursuant to the Third Amended and Restated TransDigm Group Incorporated 2003 Stock Option Plan Dividend Equivalent Plan, the Second Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan and the 2014 Stock Option Plan Dividend Equivalent Plan, all of the options granted under the existing stock option plans are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of April 2, 2022, the Company had $35.3 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Income from continuing operations	$199	$105	$362	$155
Adjustments:
Depreciation and amortization expense	62	66	127	124
Interest expense, net	266	268	530	535
Income tax provision	61	25	91	28
EBITDA	588	464	1,110	842
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (1)	3	16	8	19
Non-cash stock compensation expense (2)	42	21	79	70
Refinancing costs (3)	—	24	—	24
COVID-19 pandemic restructuring costs (4)	—	18	—	39
Other, net (5)	—	(24)	1	(1)
EBITDA As Defined	$633	$519	$1,198	$993

(1)
Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when inventory was sold; costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for both acquisitions and divestitures comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(4)
Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic of $17 million and $36 million for the thirteen and twenty-six week periods ended April 3, 2021, respectively. These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes $1 million and $3 million for the thirteen and twenty-six week periods ended April 3, 2021, respectively, of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). Restructuring costs incurred in response to the COVID-19 pandemic for the thirteen and twenty-six week periods ended April 2, 2022 were not material.

(5)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation, proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Twenty-Six Week Periods Ended
	April 2, 2022	April 3, 2021
Net cash provided by operating activities	$366	$372
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	198	(9)
Interest expense, net (1)	513	518
Income tax provision - current	92	28
Loss contract amortization	20	27
Non-cash stock compensation expense (2)	(79)	(70)
Refinancing costs (3)	—	(24)
EBITDA	1,110	842
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (4)	8	19
Non-cash stock compensation expense (2)	79	70
Refinancing costs (3)	—	24
COVID-19 pandemic restructuring costs (5)	—	39
Other, net (6)	1	(1)
EBITDA As Defined	$1,198	$993

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(4)
Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when inventory was sold; costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for both acquisitions and divestitures comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(5)
Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic of $36 million for the twenty-six week period ended April 3, 2021. These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes $3 million for the twenty-six week period ended April 3, 2021 of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). Restructuring costs incurred in response to the COVID-19 pandemic for the twenty-six week period ended April 2, 2022 were not material.

(6)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation, proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture and gain or loss on sale of fixed assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Credit Facilities and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Form 10-K (for the fiscal year ended September 30, 2021, filed on November 16, 2021). These market risks have not materially changed for the second quarter of fiscal year 2022.
ITEM 4. CONTROLS AND PROCEDURES
As of April 2, 2022, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 2, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information with respect to our legal proceedings is contained in Note 18, “Commitments and Contingencies,” to the condensed consolidated financial statements herein and Note 15, “Commitments and Contingencies,” in Part IV, Item 15. Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed on November 16, 2021. There have been no material changes to this information.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
The following table presents information about share repurchases of TransDigm Group Inc. common stock made by us during the second quarter of fiscal year 2022 (in millions, except shares and average price per share data):

			Total Number of Shares	Dollar Value of Shares
	Total Number	Average Price	Repurchased as Part	That May Yet Be
	of Shares	Paid	of Publicly Announced	Purchased Under the
Period	Repurchased	Per Share	Plans or Programs	Plans or Programs (1) (2)
January 2, 2022 - January 29, 2022	—	$—	—	$2,200
January 30, 2022 - February 26, 2022	243,319	646.69	243,319	2,043
February 26, 2022 - April 2, 2022	803,496	633.97	803,496	1,533
Total	1,046,815	636.93	1,046,815

(1)
On November 8, 2017, the Company's Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate (the “$650 million stock repurchase program”), subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. This plan was effective through January 26, 2022.

(2)
On January 27, 2022, our Board of Directors authorized a new stock repurchase program permitting repurchases of our outstanding shares not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. There is no expiration date for this program. As of April 2, 2022, $1,533 million remains available for repurchase under the $2,200 million stock repurchase program. Refer to Note 7, “Stock Repurchase Program” in the notes to the condensed consolidated financial statements included herein for further information.

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2022
Kevin Stein

/s/ Michael Lisman	Chief Financial Officer (Principal Financial Officer)	May 10, 2022
Michael Lisman