Form 10-Q
period 2022-07-02
TransDigm Group INC
filed 2022-08-09
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2022

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 54,234,656 as of August 1, 2022.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	July 2, 2022	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,808	$4,787
Trade accounts receivable—Net	883	791
Inventories—Net	1,320	1,185
Prepaid expenses and other	297	267
Total current assets	6,308	7,030
PROPERTY, PLANT AND EQUIPMENT—NET	814	770
GOODWILL	8,728	8,568
OTHER INTANGIBLE ASSETS—NET	2,771	2,791
OTHER	198	156
TOTAL ASSETS	$18,819	$19,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$77	$277
Short-term borrowings—trade receivable securitization facility	350	349
Accounts payable	248	227
Accrued and other current liabilities	669	810
Total current liabilities	1,344	1,663
LONG-TERM DEBT	19,382	19,372
DEFERRED INCOME TAXES	588	485
OTHER NON-CURRENT LIABILITIES	473	705
Total liabilities	21,787	22,225
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 59,906,055 and 59,403,100 at July 2, 2022 and September 30, 2021, respectively	1	1
Additional paid-in capital	2,041	1,830
Accumulated deficit	(3,114)	(3,705)
Accumulated other comprehensive loss	(198)	(248)
Treasury stock, at cost; 5,688,639 and 4,198,226 shares at July 2, 2022 and September 30, 2021, respectively	(1,706)	(794)
Total TD Group stockholders’ deficit	(2,976)	(2,916)
NONCONTROLLING INTERESTS	8	6
Total stockholders’ deficit	(2,968)	(2,910)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,819	$19,315
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
NET SALES	$1,398	$1,218	$3,919	$3,519
COST OF SALES	582	563	1,706	1,731
GROSS PROFIT	816	655	2,213	1,788
SELLING AND ADMINISTRATIVE EXPENSES	184	172	537	531
AMORTIZATION OF INTANGIBLE ASSETS	33	36	102	101
INCOME FROM OPERATIONS	599	447	1,574	1,156
INTEREST EXPENSE—NET	269	263	799	798
REFINANCING COSTS	—	13	—	36
OTHER EXPENSE (INCOME)	21	(5)	15	(37)
GAIN ON SALE OF BUSINESSES—NET	(3)	(68)	(6)	(69)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	312	244	766	428
INCOME TAX PROVISION (BENEFIT)	73	(73)	165	(45)
INCOME FROM CONTINUING OPERATIONS	239	317	601	473
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	1	—
NET INCOME	239	317	602	473
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(2)	(2)
NET INCOME ATTRIBUTABLE TO TD GROUP	$238	$317	$600	$471
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$238	$317	$554	$398
Earnings per share attributable to TD Group common stockholders
Earnings per share from continuing operations—basic and diluted	$4.10	$5.43	$9.42	$6.83
Earnings per share from discontinued operations—basic and diluted	—	—	0.02	—
Earnings per share	$4.10	$5.43	$9.44	$6.83
Weighted-average shares outstanding:
Basic and diluted	58.0	58.4	58.7	58.4
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$239	$317	$602	$473
Less: Net income attributable to noncontrolling interests	(1)	—	(2)	(2)
Net income attributable to TD Group	$238	$317	$600	$471
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(155)	10	(208)	121
Unrealized gain on derivatives	24	2	252	58
Pension and postretirement benefit plans adjustment	6	—	6	—
Other comprehensive (loss) income, net of tax, attributable to TD Group	(125)	12	50	179
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$113	$329	$650	$650
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2020	58,612,028	$1	$1,581	$(4,359)	$(401)	(4,198,226)	$(794)	$4	$(3,968)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	3	3
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	43	—	—	—	—	—	43
Exercise of employee stock options	240,979	—	32	—	—	—	—	—	32
Net income attributable to TD Group	—	—	—	50	—	—	—	—	50
Foreign currency translation adjustment, net of tax	—	—	—	—	111	—	—	—	111
Unrealized gain on derivatives, net of tax	—	—	—	—	13	—	—	—	13
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—January 2, 2021	58,853,007	$1	$1,656	$(4,314)	$(277)	(4,198,226)	$(794)	$7	$(3,721)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	21	—	—	—	—	—	21
Exercise of employee stock options	207,509	—	37	—	—	—	—	—	37
Net income attributable to TD Group	—	—	—	104	—	—	—	—	104
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—
Unrealized gain on derivatives, net of tax	—	—	—	—	43	—	—	—	43
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—April 3, 2021	59,060,516	$1	$1,714	$(4,215)	$(234)	(4,198,226)	$(794)	$7	$(3,521)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(1)	(1)
Accrued unvested dividend equivalents and other	—	—	—	(8)	—	—	—	—	(8)
Compensation expense recognized for employee stock options	—	—	32	—	—	—	—	—	32
Exercise of employee stock options	212,195	—	37	—	—	—	—	—	37
Net income attributable to TD Group	—	—	—	317	—	—	—	—	317
Foreign currency translation adjustment, net of tax	—	—	—	—	10	—	—	—	10
Unrealized gain on derivatives, net of tax	—	—	—	—	2	—	—	—	2
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—July 3, 2021	59,272,711	$1	$1,783	$(3,906)	$(222)	(4,198,226)	$(794)	$6	$(3,132)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value		Accumulated Deficit		Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2021	59,403,100	$1	$1,830	$(3,705)	$(248)	(4,198,226)	$(794)	$6	$(2,910)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(3)	—	—	—	—	(3)
Compensation expense recognized for employee stock options	—	—	35	—	—	—	—	—	35
Exercise of employee stock options	215,817	—	40	—	—	—	—	—	40
Net income attributable to TD Group	—	—	—	163	—	—	—	—	163
Foreign currency translation adjustment, net of tax	—	—	—	—	(10)	—	—	—	(10)
Unrealized gain on derivatives, net of tax	—	—	—	—	58	—	—	—	58
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—January 1, 2022	59,618,917	$1	$1,905	$(3,545)	$(200)	(4,198,226)	$(794)	$7	$(2,626)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(1)	(1)
Accrued unvested dividend equivalents and other	—	—	—	(4)	—	—	—	—	(4)
Compensation expense recognized for employee stock options	—	—	39	—	—	—	—	—	39
Exercise of employee stock options	191,403	—	40	—	—	—	—	—	40
Stock repurchases under repurchase program	—	—	—	—	—	(1,046,815)	(667)	—	(667)
Net income attributable to TD Group	—	—	—	199	—	—	—	—	199
Foreign currency translation adjustment, net of tax	—	—	—	—	(43)	—	—	—	(43)
Unrealized gain on derivatives, net of tax	—	—	—	—	170	—	—	—	170
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—April 2, 2022	59,810,320	$1	$1,984	$(3,350)	$(73)	(5,245,041)	$(1,461)	$6	$(2,893)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	2	2
Accrued unvested dividend equivalents and other	—	—	—	(2)	—	—	—	—	(2)
Compensation expense recognized for employee stock options	—	—	38	—	—	—	—	—	38
Exercise of employee stock options	95,735	—	19	—	—	—	—	—	19
Stock repurchases under repurchase program	—	—	—	—	—	(443,598)	(245)	—	(245)
Net income attributable to TD Group	—	—	—	238	—	—	—	—	238
Foreign currency translation adjustment, net of tax	—	—	—	—	(155)	—	—	—	(155)
Unrealized gain on derivatives, net of tax	—	—	—	—	24	—	—	—	24
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	6	—	—	—	6
BALANCE—July 2, 2022	59,906,055	$1	$2,041	$(3,114)	$(198)	(5,688,639)	$(1,706)	$8	$(2,968)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021
OPERATING ACTIVITIES:
Net income	$602	$473
Income from discontinued operations, net of tax	(1)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85	87
Amortization of intangible assets and product certification costs	103	101
Amortization of debt issuance costs, original issue discount and premium	26	26
Amortization of inventory step-up	1	6
Amortization of loss contract reserves	(28)	(47)
Refinancing costs	—	36
Gain on sale of businesses, net	(6)	(69)
Non-cash stock compensation expense	115	105
Deferred income taxes	(1)	(55)
Foreign currency exchange (gain) loss	(22)	20
Gain on insurance proceeds from fire	—	(21)
Loss on settlement of the Esterline Retirement Plan (the “ERP”)	21	—
Contribution to the unfunded portion of the ERP	(16)	—
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(91)	23
Inventories	(108)	40
Income taxes payable (receivable)	21	(21)
Other assets	(23)	(35)
Accounts payable	23	(19)
Accrued interest	(18)	(3)
Accrued and other liabilities	(8)	(23)
Net cash provided by operating activities	675	624
INVESTING ACTIVITIES:
Capital expenditures	(86)	(80)
Acquisition of businesses, net of cash acquired	(422)	(951)
Net proceeds from sale of businesses	3	259
Insurance proceeds for fixed assets damaged from fire	—	24
Net cash used in investing activities	(505)	(748)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	99	106
Dividend equivalent payments	(46)	(73)
Repurchases of common stock	(912)	—
Proceeds from issuance of senior subordinated notes, net	—	1,932
Repayments of senior subordinated notes, net	—	(1,982)
Proceeds from revolving credit facility	—	200
Repayment on revolving credit facility	(200)	(200)
Repayment on term loans	(56)	(56)
Financing costs and other, net	(1)	(1)
Net cash used in financing activities	(1,116)	(74)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(33)	10
NET DECREASE IN CASH AND CASH EQUIVALENTS	(979)	(188)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,787	4,717
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,808	$4,529
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$791	$774
Cash paid during the period for income taxes, net of refunds	$138	$51
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEK PERIODS ENDED JULY 2, 2022 AND JULY 3, 2021
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2021 included in TD Group’s Form 10-K filed on November 16, 2021. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2021 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended July 2, 2022 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, none of which are material.
3.    ACQUISITIONS AND DIVESTITURES
Acquisitions
DART Aerospace – On March 14, 2022, the Company entered into a definitive agreement to acquire DART Aerospace (“DART”) for a total purchase price of $360 million. The acquisition was completed on May 25, 2022 and financed through existing cash on hand. DART operates from four primary facilities (Hawkesbury, Ontario, Canada; Portland, Oregon; Fort Collins, Colorado and Chihuahua, Mexico) and is a leading provider of highly engineered, unique helicopter mission equipment solutions that predominantly service civilian aircraft. The products are primarily proprietary with significant aftermarket content. DART's operating results are included within TransDigm's Airframe segment.

The Company accounted for the DART acquisition using the acquisition method and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. As of July 2, 2022, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the DART acquisition are subject to adjustment until the end of the respective measurement period. The allocation of the purchase price is preliminary and will likely change in future periods, perhaps materially, as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company is in the process of obtaining a third-party valuation of certain intangible assets and tangible assets of DART. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the thirty-nine week periods ended July 2, 2022 or July 3, 2021 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the DART acquisition as of the May 25, 2022 acquisition date is summarized in the table below (in millions):

Assets acquired (excluding cash):
Trade accounts receivable	$16
Inventories	33
Prepaid expenses and other	4
Property, plant and equipment	9
Goodwill	236	(1)
Other intangible assets	112	(1)
Other	8
Total assets acquired (excluding cash)	418
Liabilities assumed:
Accounts payable	4
Accrued and other current liabilities	11
Deferred income taxes	35
Other non-current liabilities	8
Total liabilities assumed	58
Net assets acquired	$360

(1)The Company expects that none of the approximately $236 million of goodwill and $112 million of other intangible assets recognized for the acquisition will be deductible for tax purposes.
Extant Aerospace Acquisitions – For the thirty-nine week period ended July 2, 2022, the Company's Extant Aerospace subsidiary, which is included in TransDigm’s Power & Control segment, completed the acquisition of substantially all of the assets and technical data rights of certain product lines, which met the definition of a business, for a total purchase price of $61 million. The allocation of the purchase price is preliminary and will likely change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that approximately $24 million of goodwill and approximately $20 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years. Pro forma net sales and results of operations for the Extant Aerospace acquisitions had they occurred at the beginning of the thirty-nine week periods ended July 2, 2022 or July 3, 2021 are not material and, accordingly, are not provided.

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

The acquisitions completed by the Company strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase price paid reflect the current EBITDA and cash flows, as well as the future EBITDA and cash flows expected to be generated by the businesses, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.
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
The net gain on sale recognized in fiscal 2021 as a result of the ScioTeq and TREALITY and TAC divestitures was approximately $68 million, which was classified as a component of gain on sale of businesses-net within the condensed consolidated statements of income during the third quarter of fiscal 2021. During the second quarter of fiscal 2022, the Company received approximately $3 million in cash proceeds related to a final working capital settlement for the ScioTeq and TREALITY divestiture. These proceeds are classified as a component of gain on sale of businesses-net in the condensed consolidated statements of income.
Racal Acoustics – On January 29, 2021, TransDigm completed the divestiture of the Racal Acoustics business (“Racal”) to Invisio Communications AB for approximately $20 million in cash. Racal was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment. The gain on sale recognized in the second quarter of fiscal 2021 as a result of the divestiture was immaterial and classified as a component of gain on sale of businesses-net in the condensed consolidated statements of income.
Avista, Inc. – On November 17, 2020, TransDigm completed the divestiture of the Avista, Inc. business (“Avista”) to Belcan, LLC for approximately $8 million in cash. Avista was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Airframe segment. The gain on sale recognized in the first quarter of fiscal 2021 as a result of the divestiture was immaterial and classified as a component of gain on sale of businesses-net in the condensed consolidated statements of income.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform." Certain amendments were provided for in ASU 2021-01, “Reference Rate Reform (ASC 848): Scope,” which was issued in January 2021. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this ASU are effective through December 31, 2022. The Company is evaluating the impact of reference rate reform on our existing Credit Agreement and our interest rate swap and cap agreements. To the extent that, prior to December 31, 2022, the Company enters into any transactions for which the optional practical expedients permissible under ASC 848 are applied, the adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial statements and disclosures. The Company continues to monitor for future amendments, such as the current proposal by the FASB to defer the sunset date of reference rate reform relief to December 31, 2024.
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

	July 2, 2022	September 30, 2021
Contract assets, current (1)	$107	$72
Contract assets, non-current (2)	1	2
Total contract assets	108	74
Contract liabilities, current (3)	46	27
Contract liabilities, non-current (4)	8	5
Total contract liabilities	54	32
Net contract assets	$54	$42

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
For the thirteen and thirty-nine week periods ended July 2, 2022, the revenue recognized that was previously included in contract liabilities was not material.
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
As of July 2, 2022 and September 30, 2021, the allowance for uncollectible accounts was $34 million and $30 million, respectively. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team. The increase was primarily related to an increase in the estimate for credit losses on accounts receivable for certain customers impacted by the Russia and Ukraine conflict.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator for earnings per share:
Income from continuing operations	$239	$317	$601	$473
Less: Net income attributable to noncontrolling interests	(1)	—	(2)	(2)
Net income from continuing operations attributable to TD Group	238	317	599	471
Less: Special dividends declared or paid on participating securities, including dividend equivalent payments	—	—	(46)	(73)
Income from discontinued operations, net of tax	—	—	1	—
Net income applicable to TD Group common stockholders—basic and diluted	$238	$317	$554	$398
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	54.4	55.0	55.0	54.8
Vested options deemed participating securities	3.6	3.4	3.7	3.6
Total shares for basic and diluted earnings per share	58.0	58.4	58.7	58.4

Earnings per share from continuing operations—basic and diluted	$4.10	$5.43	$9.42	$6.83
Earnings per share from discontinued operations—basic and diluted	—	—	0.02	—
Earnings per share	$4.10	$5.43	$9.44	$6.83
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
During the second and third quarters of fiscal 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share, for a total amount of $912 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of July 2, 2022, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
8.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	July 2, 2022	September 30, 2021
Raw materials and purchased component parts	$939	$850
Work-in-progress	369	322
Finished goods	209	207
Total	1,517	1,379
Reserves for excess and obsolete inventory	(197)	(194)
Inventories—Net	$1,320	$1,185

9.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	July 2, 2022			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks & trade names	$1,000	$—	$1,000	$983	$—	$983
Technology	2,054	760	1,294	2,009	679	1,330
Order backlog	10	1	9	16	11	5
Customer relationships	560	98	462	545	78	467
Other	10	4	6	18	12	6
Total	$3,634	$863	$2,771	$3,571	$780	$2,791
The aggregate amortization expense on identifiable intangible assets is approximately $102 million and $101 million for the thirty-nine week periods ended July 2, 2022 and July 3, 2021, respectively.
As disclosed in Note 3, “Acquisitions and Divestitures,” the estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting and is subject to adjustment upon completion of the third-party valuation. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the thirty-nine week period ended July 2, 2022 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$260
Trademarks and trade names	27
	287
Intangible assets subject to amortization:
Technology	65	20 years
Order backlog	8	1 year
Customer relationships	32	20 years
	105
Total	$392
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2021 through July 2, 2022 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2021	$4,149	$4,326	$93	$8,568
Goodwill acquired during the period	24	236	—	260
Purchase price allocation adjustments (1)	—	3	—	3
Currency translation adjustments and other	(31)	(72)	—	(103)
Balance at July 2, 2022	$4,142	$4,493	$93	$8,728

(1)Primarily related to opening balance sheet adjustments recorded from the acquisition of CAC up to the expiration of the one year measurement period in January 2022.

10.    DEBT
The Company’s debt consists of the following (in millions):

	July 2, 2022
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,317	$(32)	$(14)	$7,271
8.00% senior secured notes due 2025 (“2025 Secured Notes”)	1,100	(6)	—	1,094
6.375% senior subordinated notes due 2026 (“6.375% 2026 Notes”)	950	(4)	—	946
6.875% senior subordinated notes due 2026 (“6.875% 2026 Notes”)	500	(3)	(2)	495
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(38)	4	4,366
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	549	(3)	—	546
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(16)	—	2,634
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(9)	—	1,191
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(6)	—	744
Government refundable advances	26	—	—	26
Finance lease obligations	146	—	—	146
	19,588	(117)	(12)	19,459
Less: current portion	77	—	—	77
Long-term debt	$19,511	$(117)	$(12)	$19,382

	September 30, 2021
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$7,374	$(39)	$(17)	$7,318
Revolving credit facility	200	—	—	200
2025 Secured Notes	1,100	(7)	—	1,093
6.375% 2026 Notes	950	(5)	—	945
6.875% 2026 Notes	500	(4)	(2)	494
2026 Secured Notes	4,400	(45)	4	4,359
7.50% 2027 Notes	550	(4)	—	546
5.50% 2027 Notes	2,650	(18)	—	2,632
4.625% 2029 Notes	1,200	(10)	—	1,190
4.875% 2029 Notes	750	(7)	—	743
Government refundable advances	29	—	—	29
Finance lease obligations	100	—	—	100
	19,803	(139)	(15)	19,649
Less: current portion	278	(1)	—	277
Long-term debt	$19,525	$(138)	$(15)	$19,372
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $173 million and $191 million as of July 2, 2022 and September 30, 2021, respectively.
Amendment No. 9 and Loan Modification Agreement – On December 29, 2021, the Company entered into Amendment No. 9 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 9”) to the Credit Agreement, which increases the capacity under the revolving credit facility from $760 million to $810 million. The terms and conditions that apply to Amendment No. 9 are the same as the terms and conditions that apply to the existing dollar revolving commitments and term loans under the Credit Agreement. As of July 2, 2022, the borrowings available under the revolving commitments were $779.4 million.

The Company capitalized $0.2 million representing debt issuance costs associated with Amendment No. 9 during the thirty-nine week period ended July 2, 2022.
Revolving Credit Facility – On October 6, 2021, the Company repaid $200 million previously drawn on the revolving credit facility, in addition to $0.1 million of accrued interest.
Subsequent Event - Trade Receivables Securitization Facility – On July 25, 2022, the Company amended the Securitization Facility to, among other things, extend the maturity date to July 25, 2023. The Securitization Facility is collateralized by substantially all of the Company's domestic operations' trade accounts receivable.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of July 2, 2022 and September 30, 2021, the outstanding balance of these advances was $26 million and $29 million, respectively.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $146 million and $100 million at July 2, 2022 and September 30, 2021, respectively. The increase in the current fiscal year is attributable to certain lease renewals and amendments qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 17, “Leases,” for further disclosure of the Company's lease obligations.
11.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended July 2, 2022 and July 3, 2021, the effective income tax rate was 23.4% and (29.9)%, respectively. During the thirty-nine week periods ended July 2, 2022 and July 3, 2021, the effective income tax rate was 21.5% and (10.5)%, respectively. The Company’s lower effective tax rate for the thirteen and thirty-nine week periods ended July 3, 2021 was primarily due to a one time benefit from a tax election made on the Company's fiscal 2020 U.S. federal income tax return enabling the Company to utilize its net interest deduction limitation carryforward pursuant to IRC Section 163(j) resulting in the release of the valuation allowance applicable to such carryforward. The Company’s effective income tax rate for the thirteen and thirty-nine week periods ended July 2, 2022 was higher than the federal statutory tax rate of 21% primarily due to an increase in the valuation allowance applicable to the Company's net interest deduction limitation carryforward, partially offset by the discrete impact of excess tax benefits associated with share-based payments.
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
Unrecognized tax benefits at July 2, 2022 and September 30, 2021, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $18.3 million and $19.1 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not material for the thirty-nine week periods ended July 2, 2022 and July 3, 2021. As of July 2, 2022 and September 30, 2021, the Company accrued $4.9 million for the potential payment of interest and penalties. Within the next 12 months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $3.7 million. Any increase in the amount of unrecognized tax benefits within the next 12 months is not expected to be material.
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

The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		July 2, 2022		September 30, 2021
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$3,808	$3,808	$4,787	$4,787
Interest rate swap agreements (1)	2	3	3	—	—
Interest rate swap agreements (2)	2	23	23	—	—
Interest rate cap agreements (2)	2	31	31	8	8
Liabilities:
Interest rate swap agreements (3)	2	—	—	100	100
Interest rate swap agreements (4)	2	—	—	180	180
Foreign currency forward exchange contracts (3)	2	4	4	4	4
Short-term borrowings - trade receivable securitization facility (5)	2	350	350	349	349
Long-term debt, including current portion:
Term loans (5)	2	7,271	6,951	7,318	7,268
Revolving credit facility (5)	2	—	—	200	200
2025 Secured Notes (5)	1	1,094	1,117	1,093	1,170
6.375% 2026 Notes (5)	1	946	881	945	981
6.875% 2026 Notes (5)	1	495	473	494	527
2026 Secured Notes (5)	1	4,366	4,246	4,359	4,593
7.50% 2027 Notes (5)	1	546	517	546	578
5.50% 2027 Notes (5)	1	2,634	2,246	2,632	2,730
4.625% 2029 Notes (5)	1	1,191	972	1,190	1,196
4.875% 2029 Notes (5)	1	744	611	743	751
Government refundable advances	2	26	26	29	29
Finance lease obligations	2	146	146	100	100

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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at July 2, 2022 and September 30, 2021.

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

	July 2, 2022		September 30, 2021
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$31	$—	$8	$—
Interest rate swap agreements	26	—	—	280
Net derivatives as classified in the condensed consolidated balance sheets (1)	$57	$—	$8	$280

(1)Refer to Note 12, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of our interest rate swap and cap agreements. The change in the fair value of the interest rate swap and cap agreements is attributable to the upward trend in LIBOR during the first nine months of fiscal 2022.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of July 2, 2022, the estimated net amount of existing (gains) and losses and caplet amortization expected to be reclassified into interest expense-net within the next 12 months is approximately $(4.1) million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At July 2, 2022, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $181.1 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at July 2, 2022 is 15 months. These notional values consist of contracts for the Canadian dollar and the European euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the thirty-nine week period ended July 2, 2022, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales was approximately $4.9 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit.
As of July 2, 2022, the Company expects to record a net loss of approximately $3.7 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next 12 months.
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

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$158	$135	$446	$388
Commercial and non-aerospace aftermarket	219	139	623	419
Defense	360	354	1,026	1,063
Total Power & Control	737	628	2,095	1,870

Airframe
Commercial and non-aerospace OEM	193	158	513	441
Commercial and non-aerospace aftermarket	201	149	549	390
Defense	226	243	643	696
Total Airframe	620	550	1,705	1,527

Total Non-aviation	41	40	119	122

Net Sales	$1,398	$1,218	$3,919	$3,519
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
EBITDA As Defined
Power & Control	$398	$331	$1,100	$944
Airframe	292	233	791	618
Non-aviation	16	14	45	45
Total segment EBITDA As Defined	706	578	1,936	1,607
Less: Unallocated corporate expenses	10	19	42	55
Total Company EBITDA As Defined	696	559	1,894	1,552
Depreciation and amortization expense	61	65	188	188
Interest expense, net	269	263	799	798
Acquisition and divestiture transaction-related expenses and adjustments	5	6	13	24
Non-cash stock compensation expense	36	35	115	105
Refinancing costs	—	13	—	36
COVID-19 pandemic restructuring costs	—	1	—	40
Gain on sale of businesses, net	(3)	(68)	(6)	(69)
Other, net	16	—	19	2
Income from continuing operations before income taxes	$312	$244	$766	$428

The following table presents total assets by segment (in millions):

	July 2, 2022	September 30, 2021
Total assets
Power & Control	$6,982	$6,980
Airframe	7,908	7,472
Non-aviation	228	229
Corporate	3,701	4,634
	$18,819	$19,315
15.    RETIREMENT PLANS
The components of net periodic pension benefit cost (income) for the Company's U.S. and non-U.S. defined benefit pension plans consisted of the following (in millions):

	Thirteen Week Periods Ended				Thirty-Nine Week Periods Ended
	July 2, 2022		July 3, 2021		July 2, 2022		July 3, 2021
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$—	$1	$—	$1	$—	$3	$2	$4
Interest cost	1	1	2	1	4	3	5	3
Expected return on plan assets	(2)	(1)	(5)	(1)	(6)	(5)	(14)	(5)
Amortization of net loss	—	—	—	—	—	1	—	1
Settlement charge	21	—	—	—	21	—	—	—
Net periodic pension benefit cost (income)	$20	$1	$(3)	$1	$19	$2	$(7)	$3
Net periodic pension benefit cost (income) for the Company’s U.S. and non-U.S. postretirement pension plans was less than $1 million for the thirteen and thirty-nine week periods ended July 2, 2022 and July 3, 2021, respectively. The components of net periodic pension benefit cost (income), other than service cost, are included in other expense (income) in the condensed consolidated statements of income.
Effective June 30, 2021, the Company terminated the Esterline Technologies Retirement Plan (the “ERP”) in accordance with IRS regulations. Pension obligations were to be distributed through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract. Approximately $107 million in lump sum payments (using existing plan assets) were made during the thirty-nine week period ended July 2, 2022. During the third quarter of fiscal 2022, the Company transferred the remaining benefit obligations of approximately $188 million to an insurance company in order to purchase a group annuity contract which will begin paying plan benefits in September 2022. The Company made a final cash contribution of approximately $16 million during the third quarter of fiscal 2022 as part of the group annuity purchase. A settlement charge of approximately $21 million, which includes $6 million in unrecognized actuarial losses previously recorded as a component of accumulated other comprehensive loss, net of tax, was recorded as a component of other expense (income) in the condensed consolidated statements of income in the third quarter of fiscal 2022.

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCI”), net of taxes, for the thirty-nine week periods ended July 2, 2022 and July 3, 2021 (in millions):

	Unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges (1)	Pension and postretirement benefit plans activity (2)	Foreign currency translation adjustment	Total
Balance at September 30, 2021	$(229)	$(18)	$(1)	$(248)
Current-period other comprehensive income (loss) before reclassification	257	—	(208)	49
Amounts reclassified from AOCI	(5)	6	—	1
Net current-period other comprehensive income (loss)	252	6	(208)	50
Balance at July 2, 2022	$23	$(12)	$(209)	$(198)

Balance at September 30, 2020	$(302)	$(8)	$(91)	$(401)
Net current-period other comprehensive income	58	—	121	179
Balance at July 3, 2021	$(244)	$(8)	$30	$(222)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of tax expense (benefit), of $7.9 million and $0.4 million for the thirteen week periods ended July 2, 2022 and July 3, 2021, respectively, and $77.8 million and $(18.9) million for the thirty-nine week periods ended July 2, 2022 and July 3, 2021, respectively.
(2)Defined pension plan and postretirement benefit plan activity represents pension liability adjustments, net of tax. For the thirteen and thirty-nine week periods ended July 2, 2022, pension liability adjustments, net of tax of $1.4 million, represents unrecognized actuarial losses reclassified to other expense (income) upon the settlement of the ERP. Refer to Note 15, “Retirement Benefits,” for additional information. There were no material pension liability adjustments, net of taxes, for the thirteen and thirty-nine week periods ended July 3, 2021.
The following table presents a summary of reclassifications out of AOCI for the thirty-nine week period ended July 2, 2022. Reclassifications out of AOCI for the thirty-nine week period ended July 3, 2021 were not material (in millions):

Description of reclassifications out of AOCI	Amount Reclassified
Amortization from redesignated interest rate swap and cap agreements (1)	$2
Losses from settlement of foreign currency forward exchange contracts (2)	(5)
Settlement charges from termination of the ERP (3)	6
Deferred tax expense on reclassifications out of AOCI	(2)
Amounts reclassified into earnings, net of tax	$1

(1)This component of AOCI is included in interest expense-net. Refer to Note 13, “Derivatives and Hedging Activities,” for additional information.
(2)This component of AOCI is included in net sales. Refer to Note 13, “Derivatives and Hedging Activities,” for additional information.
(3)This component of AOCI is included in other expense (income). Refer to Note 15, “Retirement Plans,” for additional information.
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
The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	Classification	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease cost	Cost of sales or selling and administrative expenses	$6	$9	$18	$23
Finance lease cost
Amortization of leased assets	Cost of sales	2	1	4	3
Interest on lease liabilities	Interest expense - net	3	2	7	4
Total lease cost		$11	$12	$29	$30
Supplemental cash flow information related to leases is as follows (in millions):

	Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$18	$23
Operating cash outflows from finance leases	6	4
Financing cash outflows from finance leases	2	1

Lease assets obtained in exchange for new lease obligations:
Operating leases	$18	$39
Financing leases	34	25
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	July 2, 2022	September 30, 2021
Operating Leases
Operating lease right-of-use assets	Other assets	$89	$94

Current operating lease liabilities	Accrued and other current liabilities	18	20
Long-term operating lease liabilities	Other non-current liabilities	75	79
Total operating lease liabilities		$93	$99

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment - net	$133	$104

Current finance lease liabilities	Current portion of long-term debt	2	2
Long-term finance lease liabilities	Long-term debt	144	98
Total finance lease liabilities		$146	$100

As of July 2, 2022, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	8.1 years
Finance leases	20.2 years

Weighted-average discount rate
Operating leases	6.0%
Finance leases	7.1%
    Maturities of lease liabilities at July 2, 2022 are as follows (in millions):

	Operating Leases	Finance Leases
2022	$6	$3
2023	20	12
2024	17	13
2025	15	13
2026	12	13
Thereafter	49	243
Total future minimum lease payments	119	297
Less: imputed interest	26	151
Present value of lease liabilities reported	$93	$146
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
No loss contingency related to the voluntary refund request has been recorded as of July 2, 2022 as the Company has concluded that based on the current facts and circumstances, it's uncertain as to whether or not the requested voluntary refund will be made.
19.    SUBSEQUENT EVENT
On August 9, 2022, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $18.50 on each outstanding share of common stock and cash dividend equivalent payments on vested options outstanding under its stock incentive plans. The record date and payment date for the special dividend is August 19, 2022 and August 26, 2022, respectively. The total estimated cash payment, to be funded by existing cash on hand, related to the special dividend and dividend equivalent payments in the fourth quarter of fiscal 2022 is approximately $1,068 million.

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

For the third quarter of fiscal year 2022, we generated net sales of $1,398 million and net income attributable to TD Group of $238 million. EBITDA As Defined was $696 million, or 49.8% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income from continuing operations and net cash provided by operating activities.
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
The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally, by the pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in the second half of fiscal 2020 and has remained depressed compared to pre-pandemic levels. However, commercial air travel has increasingly shown signs of recovery in recent months with increasing air traffic, primarily in certain domestic markets. The recovery in international commercial air travel has been slower with international travel moderately recovered from COVID-19 pandemic lows. The exact pace and timing of the commercial air travel recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 resurfacing), the continued efficacy and public acceptance of vaccines and easing of quarantines and travel restrictions, among other factors.
The COVID-19 pandemic has also disrupted the global supply chain and availability of raw materials, particularly electronic parts. Our business has been adversely affected and could continue to be adversely affected by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive Federal Aviation Administration (“FAA”) and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
We currently expect COVID-19 to continue to cause an adverse impact on our net sales, net income and EBITDA As Defined compared to pre-pandemic levels for the remainder of fiscal 2022. Longer-term, because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, supply chain, consolidated results of operations, financial condition, and liquidity.
We are also monitoring the ongoing conflict between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union and others. Although the conflict has not resulted in a direct material adverse impact on TransDigm's business to date, the implications of the Russia and Ukraine conflict in the short-term and long-term are difficult to predict at this time. Factors such as increased energy costs, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from Russian airlines, sanctions on Russian companies, and the stability of Ukrainian customers could impact the global economy and aviation sector.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	July 2, 2022	% of Net Sales	July 3, 2021		% of Net Sales
Net sales	$1,398	100.0%	$1,218		100.0%
Cost of sales	582	41.6%	563		46.2%
Selling and administrative expenses	184	13.2%	172		14.1%
Amortization of intangible assets	33	2.4%	36		3.0%
Income from operations	599	42.8%	447		36.7%
Interest expense, net	269	19.2%	263		21.6%
Refinancing costs	—	—%	13		1.1%
Other expense (income)	21	1.5%	(5)		(0.4)%
Gain on sale of businesses, net	(3)	(0.2)%	(68)		(5.6)%
Income tax provision (benefit)	73	5.2%	(73)		(6.0)%
Income from continuing operations	239	17.1%	317		26.0%
Less: Net income attributable to noncontrolling interests	(1)	(0.1)%	—		—%
Income from continuing operations attributable to TD Group	238	17.0%	317		26.0%
Net income attributable to TD Group	$238	17.0%	$317		26.0%
Net income applicable to TD Group common stockholders	$238	(1) 17.0%	$317	(1)	26.0%
Earnings per share:
Earnings per share from continuing operations—basic and diluted	$4.10	(2)	$5.43	(2)
Earnings per share from discontinued operations—basic and diluted	—	(2)	—	(2)
Earnings per share	$4.10		$5.43
Weighted-average shares outstanding—basic and diluted	58.0		58.4
Other Data:
EBITDA	$643	(3)	$572	(3)
EBITDA As Defined	$696	(3) 49.8%	$559	(3)	45.9%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended July 2, 2022 and July 3, 2021, respectively.
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

	Thirty-Nine Week Periods Ended
	July 2, 2022	% of Net Sales	July 3, 2021		% of Net Sales
Net sales	$3,919	100.0%	$3,519		100.0%
Cost of sales	1,706	43.5%	1,731		49.2%
Selling and administrative expenses	537	13.7%	531		15.1%
Amortization of intangible assets	102	2.6%	101		2.9%
Income from operations	1,574	40.2%	1,156		32.9%
Interest expense, net	799	20.4%	798		22.7%
Refinancing costs	—	—%	36		1.0%
Other expense (income)	15	0.4%	(37)		(1.1)%
Gain on sale of businesses, net	(6)	(0.2)%	(69)		(2.0)%
Income tax provision (benefit)	165	4.2%	(45)		(1.3)%
Income from continuing operations	601	15.3%	473		13.4%
Less: Net income attributable to noncontrolling interests	(2)	(0.1)%	(2)		(0.1)%
Income from continuing operations attributable to TD Group	599	15.3%	471		13.4%
Income from discontinued operations, net of tax	1	—%	—		—%
Net income attributable to TD Group	$600	15.3%	$471		13.4%
Net income applicable to TD Group common stockholders	$554	(1) 14.1%	$398	(1)	11.3%
Earnings per share:
Earnings per share from continuing operations—basic and diluted	$9.42	(2)	$6.83	(2)
Earnings per share from discontinued operations—basic and diluted	0.02	(2)	—	(2)
Earnings per share	$9.44		$6.83
Weighted-average shares outstanding—basic and diluted	58.7		58.4
Other Data:
EBITDA	$1,753	(3)	$1,414	(3)
EBITDA As Defined	$1,894	(3) 48.3%	$1,552	(3)	44.1%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $46 million and $73 million for the thirty-nine week periods ended July 2, 2022 and July 3, 2021, respectively.
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

Changes in Results of Operations
Thirteen week period ended July 2, 2022 compared with the thirteen week period ended July 3, 2021
Total Company
•Net Sales. Net organic sales and acquisition and divestiture sales and the related dollar and percentage changes for the thirteen week periods ended July 2, 2022 and July 3, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	July 2, 2022	July 3, 2021	Change
Organic sales	$1,387	$1,184	$203	16.7%
Acquisition and divestiture sales	11	34	(23)	(1.9)%
Net sales	$1,398	$1,218	$180	14.8%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions and divestitures. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date. Therefore, beginning in the second quarter of fiscal 2022, Cobham Aero Connectivity's (“CAC's”) net sales, including the comparable thirteen week period in the prior year, were included in the organic growth calculation (acquisition date was January 2021). Beginning in the third quarter of fiscal 2022, DART Aerospace (“DART”) is included in the acquisitions and divestitures classification due to the completion of the acquisition by TransDigm. Divestiture sales represent net sales from businesses up to the date the respective divestiture was completed. Acquisition and divestiture sales are excluded from organic sales due to the variability in the nature, timing and extent of acquisitions and divestitures and resulting variable impact on underlying trends. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's recent acquisition and divestiture activity.
The increase in organic sales of $203 million for the thirteen week period ended July 2, 2022 compared to the thirteen week period ended July 3, 2021 is primarily related to increases in commercial aftermarket sales ($129 million, an increase of 47.1%), commercial OEM sales ($56 million, an increase of 23.3%) and defense sales ($2 million, an increase of 0.4%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours compared to fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also production rate increases of narrow-body aircraft compared to fiscal 2021. The only slight increase in defense sales is attributable to continued supply chain shortages resulting in shipment delays and delays in U.S. government defense spend outlays.
The decrease in acquisition and divestiture sales for the thirteen week period ended July 2, 2022 is attributable to the divestitures of ScioTeq and TREALITY Simulation Visual Systems (“ScioTeq and TREALITY”), Technical Airborne Components (“TAC”), Racal Acoustics (“Racal”) and Avista, Inc. (“Avista”), all of which were completed in fiscal 2021; partially offset by the net sales from DART Aerospace (“DART”), which the acquisition was completed in the third quarter of fiscal 2022.

•Cost of Sales and Gross Profit. Cost of sales increased by $19 million, or 3.4%, to $582 million for the thirteen week period ended July 2, 2022 compared to $563 million for the thirteen week period ended July 3, 2021. Cost of sales and the related percentage of net sales for the thirteen week periods ended July 2, 2022 and July 3, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 2, 2022	July 3, 2021	Change	% Change
Cost of sales - excluding costs below	$604	$580	$24	4.1%
% of net sales	43.2%	47.6%
Non-cash stock compensation expense	4	4	—	—%
% of net sales	0.3%	0.3%
Inventory acquisition accounting adjustments	1	—	1	100.0%
% of net sales	0.1%	—%
Acquisition integration costs	1	2	(1)	(50.0)%
% of net sales	0.1%	0.2%
COVID-19 pandemic restructuring costs	—	1	(1)	(100.0)%
% of net sales	—%	0.1%
Foreign currency gains	(20)	(4)	(16)	(400.0)%
% of net sales	(1.4)%	(0.3)%
Loss contract amortization	(8)	(20)	12	60.0%
% of net sales	(0.6)%	(1.6)%
Total cost of sales	$582	$563	$19	3.4%
% of net sales	41.6%	46.2%
Gross profit	$816	$655	$161	24.6%
Gross profit percentage	58.4%	53.8%
Excluding the specific components to cost of sales listed above, the change in cost of sales during the thirteen week period ended July 2, 2022, which decreased as a percentage of net sales, was primarily driven by a favorable sales mix, specifically, higher commercial aftermarket net sales as a percentage of net sales compared to commercial OEM net sales in the comparable period one year ago.
In addition, despite the inflationary pressures existing for labor and certain raw materials, particularly those related to electronics and castings, the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume, resulted in gross profit as a percentage of net sales increasing by 4.6 percentage points to 58.4% for the thirteen week period ended July 2, 2022 from 53.8% for the thirteen week period ended July 3, 2021.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $12 million to $184 million, or 13.2% of net sales, for the thirteen week period ended July 2, 2022 from $172 million, or 14.1% of net sales, for the thirteen week period ended July 3, 2021. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended July 2, 2022 and July 3, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 2, 2022	July 3, 2021	Change	% Change
Selling and administrative expenses - excluding costs below	$147	$136	$11	8.1%
% of net sales	10.5%	11.2%
Non-cash stock compensation expense	32	32	—	—%
% of net sales	2.3%	2.6%
Bad debt expense	1	—	1	100.0%
% of net sales	0.1%	—%
Acquisition integration costs	1	2	(1)	(50.0)%
% of net sales	0.1%	0.2%
Acquisition and divestiture transaction-related expenses	3	2	1	50.0%
% of net sales	0.2%	0.2%
Total selling and administrative expenses	$184	$172	$12	7.0%
% of net sales	13.2%	14.1%
Excluding the specific components to selling and administrative expenses listed above, the change in selling and administrative expenses during the thirteen week period ended July 2, 2022 improved as a percentage of net sales compared to the thirteen week period in the prior year. This is a result of the continued realization of the cost mitigation measures that were enacted in the second half of fiscal 2020 and in fiscal 2021 in response to the COVID-19 pandemic partially offset by increased costs incurred compared to the prior year for travel and other sales support and administrative costs.
•Amortization of Intangible Assets. Amortization of intangible assets was $33 million for the thirteen week period ended July 2, 2022 compared to $36 million for the thirteen week period ended July 3, 2021. The decrease in amortization expense of $3 million was due to amortization expense on sales order backlog for the CAC acquisition becoming fully amortized in the second quarter of fiscal 2022 reducing the total amortization expense recorded in the third quarter of fiscal 2022 compared to fiscal 2021. This is partially offset by the amortization expense recorded for the estimated other intangible assets from the fiscal 2022 acquisitions.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees and interest on finance leases; slightly offset by interest income. Interest expense-net increased $6 million, or 2.3%, to $269 million for the thirteen week period ended July 2, 2022 from $263 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in LIBOR compared to the prior year, which adversely impacted the interest expense on the approximately 15% of gross debt that is variable rate and not hedged via an interest rate swap or cap. This was slightly offset by an increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended July 2, 2022 was 5.3%.
•Other Expense (Income). Other expense (income) was $21 million for the thirteen week period ended July 2, 2022 compared to $(5) million for the thirteen week period ended July 3, 2021. Other expense for the thirteen week period ended July 2, 2022 was primarily driven by a pension settlement charge of approximately $21 million for the Esterline Retirement Plan (the “ERP”). Refer to Note 15, “Retirement Plans,” in the notes to the condensed consolidated financial statements included herein for further information. Other income for the thirteen week period ended July 3, 2021 was primarily driven by the release of a litigation reserve ($3 million) and the non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($2 million).
•Income Tax Provision (Benefit). Income tax expense (benefit) as a percentage of income before income taxes was approximately 23.4% for the thirteen week period ended July 2, 2022 compared to (29.9)% for the thirteen week period ended July 3, 2021. The Company’s significantly lower effective tax rate for the thirteen week period ended July 3, 2021 was primarily due to a one time benefit from a tax election made on the Company's fiscal 2020 U.S. federal income tax return enabling the Company to utilize its net interest deduction limitation carryforward pursuant to IRC Section 163(j) resulting in the release of the valuation allowance applicable to such carryforward.

•Net Income Attributable to TD Group. Net income attributable to TD Group decreased $79 million, or 24.9%, to $238 million for the thirteen week period ended July 2, 2022 compared to net income attributable to TD Group of $317 million for the thirteen week period ended July 3, 2021, primarily as a result of the significant change in income tax expense (benefit) described above.
•Earnings per Share. Basic and diluted earnings per share was $4.10 for the thirteen week period ended July 2, 2022 and $5.43 per share for the thirteen week period ended July 3, 2021. There was no impact on earnings per share from discontinued operations for the thirteen week periods ended July 2, 2022 and July 3, 2021.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended July 2, 2022 and July 3, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 2, 2022	% of Net Sales	July 3, 2021	% of Net Sales	Change	% Change
Power & Control	$737	52.7%	$628	51.5%	$109	17.4%
Airframe	620	44.4%	550	45.2%	70	12.7%
Non-aviation	41	2.9%	40	3.3%	1	2.5%
Net sales	$1,398	100.0%	$1,218	100.0%	$180	14.8%
Net sales for the Power & Control segment increased $109 million, an increase of 17.4%, for the thirteen week period ended July 2, 2022 compared to the thirteen week period ended July 3, 2021. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($71 million, an increase of 51.6%), commercial OEM ($21 million, an increase of 17.8%) and defense ($6 million, an increase of 1.6%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours compared to fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also production rate increases of narrow-body aircraft compared to fiscal 2021. The only slight increase in defense sales is attributable to continued supply chain shortages resulting in shipment delays and delays in U.S. government defense spend outlays.
Net sales for the Airframe segment increased $70 million, an increase of 12.7%, for the thirteen week period ended July 2, 2022 compared to the thirteen week period ended July 3, 2021. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($57 million, an increase of 42.4%) and commercial OEM sales ($34 million, an increase of 27.7%); slightly offset by a decrease in organic defense sales ($2 million, a decrease of 0.9%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours compared to fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also production rate increases of narrow-body aircraft compared to fiscal 2021. The slight decrease in defense sales is attributable to continued supply chain shortages resulting in shipment delays and delays in U.S. government defense spend outlays. Acquisition and divestiture sales decreased by $23 million for the thirteen week period ended July 2, 2022 due to the impact on the comparable period from the divestitures completed in fiscal 2021; partially offset by the net sales from DART, which the acquisition was completed in the third quarter of fiscal 2022.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for further information on EBITDA As Defined. EBITDA As Defined by segment for the thirteen week periods ended July 2, 2022 and July 3, 2021 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 2, 2022	% of Segment Net Sales	July 3, 2021	% of Segment Net Sales	Change	% Change
Power & Control	$398	54.0%	$331	52.7%	$67	20.2%
Airframe	292	47.1%	233	42.4%	59	25.3%
Non-aviation	16	39.0%	14	35.0%	2	14.3%
	$706	50.5%	$578	47.5%	$128	22.1%

Organic EBITDA As Defined represents EBITDA As Defined from existing businesses owned by the Company as of July 2, 2022, excluding EBITDA As Defined from acquisitions and divestitures. EBITDA As Defined from acquisitions and divestitures represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date and from businesses up to the date the respective divestiture was completed. Therefore, beginning in the second quarter of fiscal 2022, CAC's EBITDA As Defined, including the comparable thirteen week period in the prior year, is included in the organic growth calculation (acquisition date was January 2021). Beginning in the third quarter of fiscal 2022, DART is included in the acquisitions and divestitures classification. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's recent acquisition and divestiture activity.
EBITDA As Defined for the Power & Control segment increased approximately $67 million, an increase of 20.2%, resulting from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the current inflationary environment for labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $59 million, an increase of 25.3%, resulting primarily from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the current inflationary environment for labor and certain raw materials. EBITDA As Defined for the Airframe segment from acquisitions and divestitures decreased by $4 million, primarily due to the impact on the comparable period from the divestitures completed in fiscal year 2021; partially offset by the EBITDA As Defined from DART.
Thirty-nine week period ended July 2, 2022 compared with the thirty-nine week period ended July 3, 2021
Total Company
•Net Sales. Net organic sales and acquisition and divestiture sales and the related dollar and percentage changes for the thirty-nine week periods ended July 2, 2022 and July 3, 2021 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Net Sales
	July 2, 2022	July 3, 2021	Change
Organic sales	$3,867	$3,387	$480	13.6%
Acquisition and divestiture sales	52	132	(80)	(2.3)%
Net sales	$3,919	$3,519	$400	11.4%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions and divestitures. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date. Therefore, beginning in the second quarter of fiscal 2022, CAC's net sales, including the comparable period in the prior year, are included in the organic growth calculation (acquisition date was January 2021). Beginning in the third quarter of fiscal 2022, DART Aerospace (“DART”) is included in the acquisitions and divestitures classification due to the completion of the acquisition by TransDigm. Divestiture sales represent net sales from businesses up to the date the respective divestiture was completed. Acquisition and divestiture sales are excluded from organic sales due to the variability in the nature, timing and extent of acquisitions and divestitures and resulting variable impact on underlying trends. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's recent acquisition and divestiture activity.
The increase in organic sales of $480 million for the thirty-nine week period ended July 2, 2022 compared to the thirty-nine week period ended July 3, 2021 is primarily related to increases in commercial aftermarket sales ($358 million, an increase of 47.4%) and commercial OEM sales ($146 million, an increase of 21.3%); partially offset by a decrease in defense sales ($56 million, a decrease of 3.3%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours in fiscal 2022 compared to fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also production rate increases of narrow-body aircraft compared to fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel particularly in the first half of our fiscal year and also due to Boeing's quality control issues with the 787 aircraft. The decrease in defense sales is attributable to continued supply chain shortages resulting in shipment delays and delays in U.S. government defense spend outlays.

The decrease in acquisition and divestiture sales for the thirty-nine week period ended July 2, 2022 is primarily attributable to the divestitures of ScioTeq and TREALITY, TAC, Racal and Avista, all of which were completed in fiscal 2021; partially offset by the acquisitions of CAC and DART. CAC's sales were classified as acquisition and divestiture sales only through the first quarter of fiscal 2022 as upon reaching one year subsequent to the acquisition date in the second quarter of fiscal 2022, CAC's sales were included within organic sales.
•Cost of Sales and Gross Profit. Cost of sales decreased by $25 million, or 1.4%, to $1,706 million for the thirty-nine week period ended July 2, 2022 compared to $1,731 million for the thirty-nine week period ended July 3, 2021. Cost of sales and the related percentage of net sales for the thirty-nine week periods ended July 2, 2022 and July 3, 2021 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021	Change	% Change
Cost of sales - excluding costs below	$1,741	$1,710	$31	1.8%
% of net sales	44.4%	48.6%
Non-cash stock compensation expense	12	10	2	20.0%
% of net sales	0.3%	0.3%
Inventory acquisition accounting adjustments	1	6	(5)	(83.3)%
% of net sales	—%	0.2%
Acquisition integration costs	2	3	(1)	(33.3)%
% of net sales	0.1%	0.1%
COVID-19 pandemic restructuring costs	—	29	(29)	(100.0)%
% of net sales	—%	0.8%
Foreign currency (gains) losses	(22)	20	(42)	(210.0)%
% of net sales	(0.6)%	0.6%
Loss contract amortization	(28)	(47)	19	40.4%
% of net sales	(0.7)%	(1.2)%
Total cost of sales	$1,706	$1,731	$(25)	(1.4)%
% of net sales	43.5%	49.2%
Gross profit	$2,213	$1,788	$425	23.8%
Gross profit percentage	56.5%	50.8%
Excluding the specific components to cost of sales listed above, the change in cost of sales during the thirty-nine week period ended July 2, 2022, which decreased as a percentage of net sales, was primarily driven by a favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales compared to commercial OEM net sales in the comparable period one year ago.
Regarding the specific components to cost of sales listed above, COVID-19 pandemic restructuring costs were not material in the first three quarters of fiscal 2022 and foreign exchange rates, particularly the U.S. dollar compared to the British pound and the Euro, strengthened considerably in the third quarter of fiscal 2022, resulting in favorable movement compared to the prior year when the U.S. dollar depreciated against both the British pound and Euro resulting in foreign currency losses.
In addition, despite the inflationary pressures existing for labor and certain raw materials, particularly those related to electronics and castings, the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume, resulted in gross profit as a percentage of net sales increasing by 5.7 percentage points to 56.5% for the thirty-nine week period ended July 2, 2022 from 50.8% for the thirty-nine week period ended July 3, 2021.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $6 million to $537 million, or 13.7% of net sales, for the thirty-nine week period ended July 2, 2022 from $531 million, or 15.1% of net sales, for the thirty-nine week period ended July 3, 2021. Selling and administrative expenses and the related percentage of net sales for the thirty-nine week periods ended July 2, 2022 and July 3, 2021 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021	Change	% Change
Selling and administrative expenses - excluding costs below	$419	$405	$14	3.5%
% of net sales	10.7%	11.5%
Non-cash stock compensation expense	103	95	8	8.4%
% of net sales	2.6%	2.7%
Acquisition integration costs	6	7	(1)	(14.3)%
% of net sales	0.2%	0.2%
Bad debt expense	5	5	—	—%
% of net sales	0.1%	0.1%
Acquisition and divestiture transaction-related expenses	4	8	(4)	(50.0)%
% of net sales	0.1%	0.2%
COVID-19 pandemic restructuring costs	—	11	(11)	(100.0)%
% of net sales	—%	0.3%
Total selling and administrative expenses	$537	$531	$6	1.1%
% of net sales	13.7%	15.1%
Excluding the specific components to selling and administrative expenses listed above, the change in selling and administrative expenses during the thirty-nine week period ended July 2, 2022 improved as a percentage of net sales compared to the thirty-nine week period in the prior year. This is a result of the continued realization of the cost mitigation measures that were enacted in the second half of fiscal 2020 and in fiscal 2021 in response to the COVID-19 pandemic partially offset by increased costs incurred compared to the prior year for travel and other sales support and administrative costs.
•Amortization of Intangible Assets. Amortization of intangible assets was $102 million for the thirty-nine week period ended July 2, 2022 compared to $101 million for the thirty-nine week period ended July 3, 2021. The increase in amortization expense of $1 million was primarily due to the amortization expense recognized on intangible assets from the acquisitions of CAC and DART.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees and interest on finance leases; slightly offset by interest income. Interest expense-net increased $1 million, or 0.1%, to $799 million for the thirty-nine week period ended July 2, 2022 from $798 million for the comparable thirty-nine week period in the prior year. The slight increase in interest expense-net was primarily due to an increase in LIBOR compared to the prior year, which adversely impacted the interest expense on the approximately 15% of gross debt that is variable rate and not hedged via an interest rate swap or cap. This was mostly offset by the repayment of $200 million previously drawn on the revolving credit facility in the first quarter of fiscal 2022 and the favorable impact from refinancing the 2025 Notes in the third quarter of fiscal 2021, effectively resulting in a reduced interest rate of 4.875% and an extended maturity date of $750 million in senior subordinated notes. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirty-nine week period ended July 2, 2022 was 5.3%.
•Refinancing Costs. Refinancing costs were not material for the thirty-nine week period ended July 2, 2022. Refinancing costs of $36 million recorded for the thirty-nine week period ended July 3, 2021 were primarily related to fees incurred on the early redemption of the 6.50% Senior Subordinated Notes due 2024 (the “2024 Notes”) and the 2025 Notes that occurred in the second and third quarters of fiscal 2021.

•Other Expense (Income). Other expense (income) was $15 million for the thirty-nine week period ended July 2, 2022 compared to $(37) million for the thirty-nine week period ended July 3, 2021. Other expense for the thirty-nine week period ended July 2, 2022 was primarily driven by a pension settlement charge of approximately $21 million for the ERP. Refer to Note 15, “Retirement Plans,” in the notes to the condensed consolidated financial statements included herein for further information. Partially offsetting this expense was the release of a contingent liability ($2 million) and the non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($3 million). Other income for the thirty-nine week period ended July 3, 2021 was primarily driven by a $21 million gain on the settlement of the property insurance portion of the claim for Leach International Europe's Niort, France operating facility fire in August 2019. The gain represented the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory. The remaining $16 million was primarily driven by non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($9 million), receipt of payment of Canadian governmental subsidies ($4 million) and the release of a litigation reserve ($3 million).
•Gain on Sale of Businesses-net. Gain on sale of businesses-net of $6 million was recorded for the thirty-nine week period ended July 2, 2022, and is primarily driven by cash proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture ($3 million). Gain on sale of businesses-net of $69 million was recorded for the thirty-nine week period ended July 3, 2021, and is primarily related to the net gain on sale recognized on the ScioTeq and TREALITY and TAC divestitures. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information.
•Income Tax Provision (Benefit). Income tax expense (benefit) as a percentage of income before income taxes was approximately 21.5% for the thirty-nine week period ended July 2, 2022 compared to (10.5)% for the thirty-nine week period ended July 3, 2021. The Company’s significantly lower effective tax rate for the thirty-nine week period ended July 3, 2021 was primarily due to a one time benefit from a tax election made on the Company's fiscal 2020 U.S. federal income tax return enabling the Company to utilize its net interest deduction limitation carryforward pursuant to IRC Section 163(j) resulting in the release of the valuation allowance applicable to such carryforward during the third quarter of fiscal 2021.
•Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax, for the thirty-nine week period ended July 2, 2022 was $1 million, which was driven by cash proceeds received during the first quarter of fiscal 2022 from a final working capital settlement for the Souriau-Sunbank Connection Technologies (“Souriau-Sunbank”) divestiture. There was no income from discontinued operations for the thirty-nine week period ended July 3, 2021. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $129 million, or 27.4%, to $600 million for the thirty-nine week period ended July 2, 2022 compared to net income attributable to TD Group of $471 million for the thirty-nine week period ended July 3, 2021, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations was $9.42 for the thirty-nine week period ended July 2, 2022 compared to $6.83 per share for the thirty-nine week period ended July 3, 2021. Basic and diluted earnings per share from discontinued operations was $0.02 for the thirty-nine week period ended July 2, 2022. There was no impact on earnings per share from discontinued operations for the thirty-nine week period ended July 3, 2021.
Business Segments
•Segment Net Sales. Net sales by segment for the thirty-nine week periods ended July 2, 2022 and July 3, 2021 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 2, 2022	% of Net Sales	July 3, 2021	% of Net Sales	Change	% Change
Power & Control	$2,095	53.5%	$1,870	53.1%	$225	12.0%
Airframe	1,705	43.5%	1,527	43.4%	178	11.7%
Non-aviation	119	3.0%	122	3.5%	(3)	(2.5)%
Net sales	$3,919	100.0%	$3,519	100.0%	$400	11.4%

Net sales for the Power & Control segment increased $225 million, an increase of 12.0%, for the thirty-nine week period ended July 2, 2022. The sales increase resulted primarily from increases in organic sales in commercial aftermarket ($180 million, an increase of 44.6%) and commercial OEM ($66 million, an increase of 20.3%); partially offset by a decrease in organic defense sales ($37 million, a decrease of 3.5%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours compared to fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also production rate increases of narrow-body aircraft compared to fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel particularly in the first half of our fiscal year and also due to Boeing's quality control issues with the 787 aircraft. The decrease in defense sales is attributable to continued supply chain shortages resulting in shipment delays and delays in U.S. government defense spend outlays. The change in acquisition and divestiture sales was not material for the thirty-nine week period ended July 2, 2022.
Net sales for the Airframe segment increased $178 million, an increase of 11.7%, for the thirty-nine week period ended July 2, 2022. The sales increase resulted primarily from increases in organic sales in commercial aftermarket ($178 million, an increase of 50.5%) and commercial OEM ($81 million, an increase of 23.2%); partially offset by a decrease in organic defense sales ($16 million, a decrease of 2.6%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours compared to fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also production rate increases of narrow-body aircraft compared to fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel particularly in the first half of our fiscal year and also due to Boeing's quality control issues with the 787 aircraft. The decrease in defense sales is attributable to continued supply chain shortages resulting in shipment delays and delays in U.S. government defense spend outlays. Acquisition and divestiture sales decreased $74 million primarily due to the divestitures completed during fiscal 2021, partially offset by the impact of CAC's sales being included in acquisition and divestiture sales through the first quarter of fiscal 2022 and DART's sales beginning in the third quarter of fiscal 2022.
Net sales for the Non-aviation segment decreased by $3 million, a decrease of 2.5%, for the thirty-nine week period ended July 2, 2022. The sales decrease resulted primarily from the decrease in acquisition and divestiture sales of $5 million for the divestitures completed during fiscal 2021.
•EBITDA As Defined. EBITDA As Defined by segment for the thirty-nine week periods ended July 2, 2022 and July 3, 2021 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 2, 2022	% of Segment Net Sales	July 3, 2021	% of Segment Net Sales	Change	% Change
Power & Control	$1,100	52.5%	$944	50.5%	$156	16.5%
Airframe	791	46.4%	618	40.5%	173	28.0%
Non-aviation	45	37.8%	45	36.9%	—	—%
	$1,936	49.4%	$1,607	45.7%	$329	20.5%
Organic EBITDA As Defined represents EBITDA As Defined from existing businesses owned by the Company as of July 2, 2022, excluding EBITDA As Defined from acquisitions and divestitures. EBITDA As Defined from acquisitions and divestitures represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date and from businesses up to the date the respective divestiture was completed. Therefore, beginning in the second quarter of fiscal 2022, CAC's EBITDA As Defined, including the comparable thirteen week period in the prior year, is included in the organic growth calculation (acquisition date was January 2021). Beginning in the third quarter of fiscal 2022, DART is included in the acquisitions and divestitures classification. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's recent acquisition and divestiture activity.
EBITDA As Defined for the Power & Control segment increased approximately $156 million, an increase of 16.5%, resulting from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the current inflationary environment for labor and certain raw materials. The change in EBITDA As Defined for the Power & Control segment from acquisitions and divestitures was immaterial for the thirty-nine week period ended July 2, 2022.

EBITDA As Defined for the Airframe segment increased approximately $173 million, an increase of 28.0%, resulting primarily from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the current inflationary environment for labor and certain raw materials. EBITDA As Defined for the Airframe segment from acquisitions and divestitures decreased by $13 million, primarily due to the impact on the comparable period from the divestitures completed in fiscal year 2021, partially offset by the impact of CAC (only through the first quarter of fiscal 2022) and DART (beginning in the third quarter of fiscal 2022).
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	July 2, 2022	September 30, 2021
Selected Balance Sheet Data:
Cash and cash equivalents	$3,808	$4,787
Working capital (Total current assets less total current liabilities)	4,964	5,367
Total assets	18,819	19,315
Total debt (1)	19,809	19,998
TD Group stockholders’ deficit	(2,976)	(2,916)

(1)Includes debt issuance costs and original issue discount and premiums. Reference Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$675	$624
Investing activities	(505)	(748)
Financing activities	(1,116)	(74)
Capital expenditures	86	80
Ratio of earnings to fixed charges (1)	2.0x	1.5x

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
In the second and third quarters of fiscal 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share, aggregating to approximately $912 million in repurchases. The Company may make additional share repurchases in the fourth quarter of fiscal year 2022. Whether the Company undertakes additional share repurchases or other aforementioned activities will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.
In August 2022, TransDigm's Board of Directors authorized and declared a special cash dividend of $18.50 on each outstanding share of common stock and cash dividend equivalent payments on vested options outstanding under its stock incentive plans. The record date and payment date for the special dividend is August 19, 2022 and August 26, 2022, respectively. The total estimated cash payment, using existing cash on hand, related to the special dividend and dividend equivalents is approximately $1,068 million.

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
As of July 2, 2022, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of July 2, 2022
Cash and cash equivalents	$3,808
Availability on revolving credit facility (1)	779
Cash liquidity (2)	$4,587

(1)On December 29, 2021, the Company entered into Amendment No. 9 and Incremental Revolving Credit Assumption Agreement to the Second Amended and Restated Credit Agreement dated as of June 4, 2014, which increased the capacity under the revolving credit facility from $760 million to $810 million.
(2)When considering the impact of the estimated $1,068 million payment in special dividends and dividend equivalents in August 2022, the pro forma cash liquidity as of July 2, 2022 is $3,519 million.
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
In connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business acquisitions, such as the DART acquisition completed in the third quarter of fiscal 2022 for $360 million using existing cash on hand, pay dividends to our shareholders and make opportunistic investments in our own stock, such as the $912 million in common stock repurchases in fiscal 2022, subject to any restrictions in our existing credit agreement and market conditions in consideration of the ongoing COVID-19 pandemic.
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
Operating Activities. The Company generated $675 million of net cash from operating activities during the thirty-nine week period ended July 2, 2022 compared to $624 million during the thirty-nine week period ended July 3, 2021.
The change in accounts receivable during the thirty-nine week period ended July 2, 2022 was a use of cash of $91 million compared to a source of cash of $23 million during the thirty-nine week period ended July 3, 2021. The change of $114 million is primarily attributable to the timing of cash receipts as there were a higher amount of sales in the month of June 2022 compared to June 2021. The Company continues to actively manage its accounts receivable, the related agings and collection efforts in response to the COVID-19 pandemic.
The change in inventories during the thirty-nine week period ended July 2, 2022 was a use of cash of $108 million compared to a source of cash of $40 million during the thirty-nine week period ended July 3, 2021. The change is primarily driven by increased purchasing from higher demand in fiscal 2022. The Company continues to actively manage inventory levels in response to the pandemic and its adverse impact on the supply chain.

The change in accounts payable during the thirty-nine week period ended July 2, 2022 was a source of cash of $23 million compared to a use of cash of $19 million during the thirty-nine week period ended July 3, 2021. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $505 million during the thirty-nine week period ended July 2, 2022, consisting of the acquisitions of DART and certain product lines for $422 million and capital expenditures of $86 million. This was slightly offset by $3 million in proceeds received from the final working capital settlement for the ScioTeq and TREALITY divestiture.
Net cash used in investing activities was $748 million during the thirty-nine week period ended July 3, 2021, consisting primarily of the acquisition of CAC for $951 million and capital expenditures of $80 million. This was partially offset by proceeds of $259 million from the completion of the divestiture of certain businesses and $24 million of insurance proceeds received from the Leach International Europe fire property claim.
Financing Activities. Net cash used in financing activities during the thirty-nine week period ended July 2, 2022 was $1,116 million. The use of cash was primarily attributable to $912 million in common stock repurchases, the $200 million repayment of a previous draw on the revolving credit facility, dividend equivalent payments of $46 million and repayment on term loans of $56 million. This was partially offset by $99 million in proceeds from stock option exercises.
Net cash used in financing activities during the thirty-nine week period ended July 3, 2021 was $74 million. The use of cash was primarily attributable to the redemption of the 2024 Notes and 2025 Notes for $1,220 million and $762 million, respectively, dividend equivalent payments of $73 million and repayments on term loans of $56 million. This was partially offset by $1,189 million in net proceeds from the completion of the 4.625% 2029 Notes offering, $743 million in net proceeds from the completion of the 4.875% 2029 Notes offering and $106 million in proceeds from stock option exercises.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. There were no material changes during the thirty-nine week period ended July 2, 2022 to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 other than the first quarter fiscal 2022 repayment of $200 million previously drawn on the revolving credit facility.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,317 million in fully drawn term loans (the “Term Loans Facility”) and an $810 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of July 2, 2022):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,160 million	May 30, 2025	LIBOR + 2.25%
Tranche F	$3,427 million	December 9, 2025	LIBOR + 2.25%
Tranche G	$1,730 million	August 22, 2024	LIBOR + 2.25%
The Term Loans Facility requires quarterly aggregate principal payments of $18.8 million. The revolving commitments consist of two tranches which include up to $151.5 million of multicurrency revolving commitments. At July 2, 2022, the Company had $30.6 million in letters of credit outstanding and $779.4 million in borrowings available under the revolving commitments.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR related to tranche E, tranche F and tranche G term loans are not subject to a floor. For the thirty-nine week period ended July 2, 2022, the applicable interest rate was approximately 3.92% on the existing term loans. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 13, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein.
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
The following table represents the notes outstanding as of July 2, 2022:

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

(in millions)	July 2, 2022
Current assets	$4,570
Goodwill	6,780
Other non-current assets	2,705
Current liabilities	659
Non-current liabilities	20,097
Amounts (from) due to subsidiaries that are non-issuers and non-guarantors - net	(687)

Thirty-Nine Week Period Ended
(in millions)	July 2, 2022
Net sales	$3,040
Sales to subsidiaries that are non-issuers and non-guarantors	29
Cost of sales	1,247
Expense from subsidiaries that are non-issuers and non-guarantors - net	48
Income from continuing operations	439
Net income attributable to TD Group	439
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
As of July 2, 2022, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.

Trade Receivables Securitization Facility
During fiscal 2014, the Company established a trade receivable securitization facility (the “Securitization Facility”). The Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. The interest rate under the agreement is 1.20% plus three month LIBOR. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable. As of July 2, 2022, the Company has borrowed $350 million under the Securitization Facility, which is fully drawn. On July 25, 2022, the Company amended the Securitization Facility to, among other things, extend the maturity date to July 25, 2023.
Dividend and Dividend Equivalent Payments
On August 9, 2022, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $18.50 on each outstanding share of common stock and cash dividend equivalent payments on vested options outstanding under its stock incentive plans. The record date and payment date for the special dividend is August 19, 2022 and August 26, 2022, respectively. The total estimated cash payment, using existing cash on hand, related to the special dividend and dividend equivalent payments in the fourth quarter of fiscal 2022 is approximately $1,068 million.
Any future declaration of special cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions under the senior secured credit facility and Indentures, the availability of surplus under Delaware law and other factors deemed relevant by our Board of Directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our senior secured credit facility and Indentures and may be limited by future debt or other agreements that we may enter into.
Dividend equivalent payments made as of July 2, 2022 were $46 million. Pursuant to the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan and the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan, all of the options granted under the existing stock option plans are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of July 2, 2022, the Company had $30.6 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income from continuing operations	$239	$317	$601	$473
Adjustments:
Depreciation and amortization expense	61	65	188	188
Interest expense, net	269	263	799	798
Income tax provision (benefit)	74	(73)	165	(45)
EBITDA	643	572	1,753	1,414
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (1)	5	6	13	24
Non-cash stock compensation expense (2)	36	35	115	105
Refinancing costs (3)	—	13	—	36
COVID-19 pandemic restructuring costs (4)	—	1	—	40
Gain on sale of businesses, net (5)	(3)	(68)	(6)	(69)
Other, net (6)	15	—	19	2
EBITDA As Defined	$696	$559	$1,894	$1,552

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

(4)
Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic of $36 million for the thirteen and thirty-nine week periods ended July 3, 2021, respectively. These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes $1 million and $4 million for the thirteen and thirty-nine week periods ended July 3, 2021, respectively, of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). Restructuring costs incurred in response to the COVID-19 pandemic for the thirteen and thirty-nine week periods ended July 2, 2022 were not material.

(5)
Represents the net gain on sale of businesses. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information.

(6)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs including the pension settlement charge for the Esterline Retirement Plan (further detailed in Note 15, “Retirement Plans”), deferred compensation and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirty-Nine Week Periods Ended
	July 2, 2022	July 3, 2021
Net cash provided by operating activities	$675	$624
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	220	33
Interest expense, net (1)	773	772
Income tax provision - current	166	10
Loss contract amortization	28	47
Non-cash stock compensation expense (2)	(115)	(105)
Refinancing costs (3)	—	(36)
Gain on sale of businesses, net (4)	6	69
EBITDA	1,753	1,414
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (5)	13	24
Non-cash stock compensation expense (2)	115	105
Refinancing costs (3)	—	36
COVID-19 pandemic restructuring costs (6)	—	40
Gain on sale of businesses, net (4)	(6)	(69)
Other, net (7)	19	2
EBITDA As Defined	$1,894	$1,552

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(4)
Represents the net gain on sale of businesses. Refer to Note 3, “Acquisitions and Divestitures,” in the notes to the condensed consolidated financial statements included herein for further information.

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

(6)
Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic of $36 million for the thirty-nine week period ended July 3, 2021. These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes $4 million for the thirty-nine week period ended July 3, 2021 of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). Restructuring costs incurred in response to the COVID-19 pandemic for the thirty-nine week period ended July 2, 2022 were not material.

(7)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs including the pension settlement charge for the Esterline Retirement Plan (further detailed in Note 15, “Retirement Plans”), deferred compensation and gain or loss on sale of fixed assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Credit Facilities and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Form 10-K (for the fiscal year ended September 30, 2021, filed on November 16, 2021). These market risks have not materially changed for the third quarter of fiscal year 2022.
ITEM 4. CONTROLS AND PROCEDURES
As of July 2, 2022, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
During the fiscal quarter ended July 2, 2022, the Company completed the acquisition of DART. The Company is currently integrating the acquisition into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisition from management's evaluation of internal controls over financial reporting as of July 2, 2022. The acquisition constituted approximately 2.1% of the Company's total assets (inclusive of acquired intangible assets) as of July 2, 2022, and approximately 0.8% of the Company's net sales in the fiscal quarter ended July 2, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 2, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
The following table presents information about share repurchases of TransDigm Group Inc. common stock made by us during the third quarter of fiscal year 2022 (in millions, except shares and average price per share data):

			Total Number of Shares	Dollar Value of Shares
	Total Number	Average Price	Repurchased as Part	That May Yet Be
	of Shares	Paid	of Publicly Announced	Purchased Under the
Period	Repurchased	Per Share	Plans or Programs	Plans or Programs (1) (2)
April 3, 2022 - April 30, 2022	—	$—	—	$1,533
May 1, 2022 - May 28, 2022	443,598	553.62	443,598	1,288
May 29, 2022 - July 2, 2022	—	—	—	1,288
Total	443,598	$553.62	443,598

(1)
On November 8, 2017, the Company's Board of Directors, authorized a stock repurchase program permitting repurchases of our outstanding shares not to exceed $650 million in the aggregate (the “$650 million stock repurchase program”), subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. This plan was effective through January 26, 2022.

(2)
On January 27, 2022, our Board of Directors authorized a new stock repurchase program permitting repurchases of our outstanding shares not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the existing Notes. There is no expiration date for this program. As of July 2, 2022, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program. Refer to Note 7, “Stock Repurchase Program” in the notes to the condensed consolidated financial statements included herein for further information.

ITEM 5. OTHER INFORMATION
On August 5, 2022, the Board of Directors adopted an Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and a Fourth Amended and Restated 2006 Stock Incentive Plan Dividend Equivalent Plan clarifying the manner in which the Company pays dividend equivalents in cash. The amendments do not represent a change in the Company’s practice. As set forth in the Company’s proxy statement filed on June 1, 2022, the Board of Directors will no longer receive dividend equivalent payments in cash, but rather for dividends declared after June 1, 2022, representing the date of the proxy statement (including the $18.50 per share special dividend declared on August 9, 2022), dividends will result in a reduction of strike price on the outstanding options held by the Board of Directors.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

3.1	Articles of Incorporation, filed November 13, 1995, of Apical Industries, Inc.	Filed Herewith
3.2	Bylaws of Apical Industries, Inc.	Filed Herewith
3.3	Articles of Incorporation of Century Helicopters, Inc.	Filed Herewith
3.4	By-laws of Century Helicopters, Inc.	Filed Herewith
3.5	Articles of Incorporation, filed April 11, 1997, of Dart Aerospace USA, Inc.	Filed Herewith
3.6	Bylaws of Dart Aerospace USA, Inc.	Filed Herewith
3.7	Certificate of Incorporation, filed February 28, 2019, of Dart Buyer, Inc.	Filed Herewith
3.8	Bylaws of Dart Buyer, Inc.	Filed Herewith
3.9	Certificate of Incorporation, filed July 29, 2011, of Dart Helicopter Services, Inc.	Filed Herewith
3.10	Bylaws of Dart Helicopter Services, Inc.	Filed Herewith
3.11	Certificate of Incorporation, filed February 28, 2019, of Dart Intermediate, Inc.	Filed Herewith
3.12	Bylaws of Dart Intermediate, Inc.	Filed Herewith
3.13	Second Amended and Restated Certificate of Incorporation, filed May 25, 2022, of Dart TopCo, Inc.	Filed Herewith
3.14	Bylaws of Dart TopCo, Inc.	Filed Herewith
3.15	Amended and Restated Articles of Incorporation, filed February 8, 2010, of Heli Tech, Inc.	Filed Herewith
3.16	Amendment No. 1, filed July 12, 2010, to the Amended and Restated Articles of Incorporation of Heli Tech, Inc.	Filed Herewith
3.17	Amendment No. 2, filed January 25, 2013, to the Amended and Restated Articles of Incorporation of Heli Tech, Inc.	Filed Herewith
3.18	Amended and Restated By-laws of Heli Tech, Inc.	Filed Herewith
3.19	Amended and Restated Articles of Incorporation, filed June 28, 2022, of Offshore Helicopter Support Services, Inc.	Filed Herewith
3.20	Bylaws of Offshore Helicopter Support Services, Inc.	Filed Herewith
3.21	Articles of Incorporation of Paravion Technology, Inc.	Filed Herewith
3.22	By-laws of Paravion Technology, Inc.	Filed Herewith
3.23	Articles of Incorporation, filed July 28, 1965, of Simplex Manufacturing Co.	Filed Herewith
3.24	Articles of Amendment, filed November 9, 1973, of Simplex Manufacturing Co.	Filed Herewith
3.25	Articles of Amendment, filed December 2, 1988, of Simplex Manufacturing Co.	Filed Herewith
3.26	Articles of Amendment, filed August 21, 2000, of Simplex Manufacturing Co.	Filed Herewith
3.27	Articles of Amendment, filed March 12, 2001, of Simplex Manufacturing Co.	Filed Herewith
3.28	Articles of Amendment, filed October 29, 2007, of Simplex Manufacturing Co.	Filed Herewith
3.29	Amended and Restated By-laws of Simplex Manufacturing Co., as amended	Filed Herewith
10.1	Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Filed Herewith
10.2	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Filed Herewith
10.3	Form of Amendment to Director Options to Effect Changes in Dividend Equivalent Payment Method*	Filed Herewith
22	Listing of Subsidiary Guarantors	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	August 9, 2022
Kevin Stein

/s/ Michael Lisman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 9, 2022
Michael Lisman