Form 10-K
period 2022-09-30
TransDigm Group INC
filed 2022-11-10
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 1, 2022, based upon the last sale price of such voting and non-voting common stock on that date, was $36,817,194,154.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 54,374,596 as of October 31, 2022.
Documents incorporated by reference: Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its 2023 Annual Meeting of Shareholders expected to be held on March 9, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K include but are not limited to: the impact that the COVID-19 pandemic has on our business, results of operations, financial condition and liquidity; the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; current and future geopolitical or other worldwide events; cybersecurity threats and natural disasters; our reliance on certain customers; the United States (“U.S.”) defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors.
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms, unless the context otherwise requires, refer to TD Group, together with TransDigm Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2022” or “fiscal 2022” means the period from October 1, 2021 to September 30, 2022.
PART I
ITEM 1.    BUSINESS
The Company
TD Group, through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that approximately 90% of our net sales for fiscal year 2022 were generated by proprietary products.
Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25 to 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 55% of our net sales in fiscal year 2022 were generated from the aftermarket, the vast majority of which come from the commercial and military aftermarkets. Historically, these aftermarket revenues have produced a higher gross profit and have been more stable than net sales to original equipment manufacturers (“OEMs”).

Pre-pandemic, and as our business continues to recover from the COVID-19 pandemic, we believe we have achieved steady, long-term growth in sales and improvements in operating performance we believe that due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long-term.
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
Our business is well diversified due to the broad range of products that we offer to our customers. Our major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems. Each of our product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.
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

The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive or deferred compensation plans, restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic, foreign currency gains and losses, acquisition-integration costs, acquisition and divestiture transaction-related expenses, and refinancing costs. COVID-19 restructuring costs represented actions primarily taken by the Company in fiscal 2021 and 2020 to reduce its workforce to align with customer demand, as well as incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment). Acquisition and divestiture-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for both acquisitions and divestitures comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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
Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. We also use a number of distributors to provide logistical support as well as serve as a primary customer contact with certain smaller accounts. Boeing Distribution Services, Inc., Satair A/S (a subsidiary of Airbus S.A.S.) and AAR Corp., among others, are our major distributors.
Manufacturing and Engineering
We maintain approximately 100 manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including rationalization of operations, developing improved control systems that allow for accurate accounting and reporting, investing in equipment, tooling, information systems (including cybersecurity) and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.
We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in cost of sales and in selling and administrative expenses within our consolidated statements of income. Research and development costs are recorded in selling and administrative expenses within our consolidated statements of income. The aggregate of engineering expense and research and development expense represents approximately 10% of our operating units’ aggregate costs, or approximately 5% of our consolidated net sales for fiscal year 2022. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements. Refer to Note 3, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included herein with respect to the total costs of research and development.
We use sophisticated equipment and procedures to comply with quality requirements, specifications and aviation authority and OEM requirements. We perform a variety of testing procedures as required by our customers, such as testing under different temperature, humidity and altitude levels, flammability testing, shock and vibration testing and X-ray fluorescent measurement. These procedures, together with other customer approved techniques for document, process and quality control, are used throughout our manufacturing facilities.

Customers
We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounted for approximately 29% of our net sales for fiscal year 2022; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounted for approximately 21% of our net sales for fiscal year 2022; and the defense market (which includes defense OEMs and aftermarket sales to the U.S. and friendly foreign governments), which accounted for approximately 43% of our net sales for fiscal year 2022. Non-aerospace net sales comprised approximately 7% of our net sales for fiscal year 2022.
As a result of the COVID-19 pandemic and its adverse impact on air travel worldwide, the commercial aerospace industry has been significantly disrupted. To a lesser extent, the defense aerospace market has been adversely impacted by the COVID-19 pandemic, with this impact arising primarily from supply chain shortages. This has led to the defense market comprising a greater percentage of our net sales in fiscal years 2022, 2021 and 2020 compared to pre-pandemic historical levels. In fiscal years 2015 through 2019, defense market net sales ranged from 29% to 37% of total net sales. As the commercial aerospace industry continues to recover, we expect defense market net sales to account for a percentage of total net sales that is relatively in line with our historical levels prior to the COVID-19 pandemic. We began to see this expected trend in fiscal 2022, as defense sales represented 43% of net sales compared to 50% of net sales in fiscal 2021.
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. Our top ten customers for fiscal year 2022 accounted for approximately 41% of our net sales. Products supplied to many of our customers are used on multiple platforms. None of our customers individually accounted for greater than 10% of our net sales for fiscal year 2022.
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
Governmental Regulation
The commercial aircraft component industry is highly regulated by the Federal Aviation Administration (“FAA”) in the United States and by the European Union Aviation Safety Agency in Europe and other agencies throughout the world, while the military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in many cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models.

We must also satisfy the requirements of our customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA and other aviation authorities require that various maintenance routines be performed on aircraft components. We believe that we currently satisfy or exceed these maintenance standards in our repair and overhaul services. We also maintain several FAA-approved repair stations.
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
Market Channels
The commercial aerospace industry, including the aftermarket and OEM markets, is impacted by the health of the global economy and geopolitical events around the world. The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally, by the COVID-19 pandemic. The commercial aerospace industry experienced a steep decline in RPMs beginning in the second half of our fiscal 2020 due to the COVID-19 pandemic’s impact on worldwide air travel demand. RPMs have significantly recovered from pandemic lows, but remained depressed in fiscal 2022 when compared to pre-pandemic levels. Also, as a result of the pandemic and decreased demand in commercial air travel, the commercial OEM sector experienced reductions in commercial OEM production rates, including reductions at the two largest commercial OEMs, The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”). Throughout fiscal 2022, the commercial aerospace industry continued to recover towards pre-pandemic levels. In fiscal 2022, commercial air travel demand trended upward, and both Boeing and Airbus increased OEM production rates. Boeing and Airbus are also expecting further improvement in OEM production rates during calendar 2023. These trends are favorable; however, uncertainty remains in the shape and pace of the commercial aerospace industry’s path to a full recovery.
The defense aerospace market is dependent on government budget constraints, the timing of orders, political pressures and the extent of global conflicts. It is not necessarily affected by the same general economic conditions that affect the commercial aerospace industry. The defense aerospace market has been impacted by the COVID-19 pandemic to a lesser extent than the commercial aerospace market with this impact arising primarily from supply chain shortages. Additionally, within the defense market, the pace of U.S. government defense spending outlays and government funding reprioritization provides for uncertainty.
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
Outside of the market disruption caused by COVID-19, there are many short-term factors (including customer inventory level adjustments, supply chain issues, unannounced changes in order patterns, strikes, facility shutdowns caused by fires, hurricanes, health crises or other incidents and mergers and acquisitions) that can cause short-term disruptions in our quarterly shipment patterns as compared to previous quarters and the same periods in prior years. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. Additionally, there are fluctuations in OEM and aftermarket product mix from quarter-to-quarter that may cause positive or negative variations in gross profit since commercial aftermarket net sales have historically produced higher gross profit margins than net sales to commercial OEMs. Again, in many instances these are timing events between quarters and must be balanced with macro aerospace industry indicators.
Commercial Aftermarket
The key market factors in the commercial aftermarket include worldwide RPMs and the size and activity level of the worldwide fleet of aircraft and the percentage of the fleet that is in warranty. As a result of the COVID-19 pandemic and the stringent measures implemented to help control the pandemic, demand for air travel declined at a rapid pace and led to a significant reduction in flights. Although worldwide air traffic remains significantly lower than pre-pandemic levels, RPMs continued to steadily improve in fiscal 2022 and many aircraft parked by airlines have been returned to service. Commercial air travel in domestic markets continued to lead the air traffic recovery in fiscal 2022 with certain domestic markets nearing pre-pandemic air traffic levels. The pace of the international air traffic recovery has been slower than the domestic recovery, but international RPMs made positive strides in fiscal 2022 and are catching up to the domestic air traffic recovery. Current industry consensus indicates that worldwide RPMs will continue to recover in 2023. Overall, the timing and pace of the commercial aftermarket recovery remains uncertain and continues to evolve.

Commercial OEM Market
The commercial OEM market remained depressed in fiscal 2022 primarily due to the continued impact of the COVID-19 pandemic, the supply chain disruptions throughout the commercial OEM supply chain and Boeing’s ongoing regulatory and quality challenges with the 737 MAX aircraft (particularly in China) and the 787 aircraft. Our commercial transport OEM shipments and revenues generally run ahead of Boeing and Airbus aircraft delivery schedules. As a result, and consistent with prior years, our fiscal 2023 shipments will be a function of, among other things, the estimated 2023 and 2024 commercial aircraft production rates. We have been experiencing depressed net sales across the commercial OEM sector primarily due to the lower than pre-pandemic production rates at Boeing and Airbus, although production rates slowly began to improve in fiscal 2022. We expect demand for our commercial OEM products to continue to be reduced in the short-term. The commercial OEM market is now showing signs of recovery with airlines returning to the commercial OEMs to place orders; however, the commercial OEM supply chain challenges impacting Boeing and Airbus are slowing the pace of new aircraft manufacturing. Both Boeing and Airbus have disclosed further planned OEM production rate increases for calendar 2023. The pace of the recovery of the commercial OEM market remains uncertain and continues to evolve.
Our businesses continually seek to provide solutions for our customers and others in the commercial aerospace industry. Our current initiatives include creating new products that are more environmentally friendly, such as radiation-free exciters, and creating new products that will help further improve commercial airlines’ efforts to keep passengers healthy and safe, such as touch-free aircraft lavatory suite products.
Defense
Our military business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of Defense (“DOD”) procurement policy and the extent of global conflicts. Also, delays in government spending outlays and government funding reprioritization, such as shifting funds to efforts to combat the impact of the pandemic or efforts to assist Ukraine in the Russia and Ukraine conflict, provides for further unpredictability in the military spending outlook. For a variety of reasons, the military spending outlook is very uncertain, though recent DOD budgets have trended upwards.
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
The COVID-19 pandemic has continued to disrupt the global supply chain to a certain extent and availability of raw materials, particularly electronic parts, which primarily are utilized to produce products in the defense market channel. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we are unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive FAA and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
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

For information regarding environmental accruals, refer to Note 15, “Commitments and Contingencies,” in the notes to the consolidated financial statements included herein. Compliance with federal, state, local and foreign environmental laws during fiscal 2022 had no material impact on our capital expenditures or results of operations. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse impact on our consolidated financial statements, but we cannot assure that material environmental liabilities may not arise in the future. For further information on environmental-related risks, including climate change, refer to Item 1A. “Risk Factors.”
Human Capital Resources
As of September 30, 2022, we had approximately 14,400 full-time, part-time and temporary employees. Approximately 17% of our full-time and part-time employees are represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates up to September 2026.
Talent Development
We consider our employees to be our greatest asset. Succession planning and the development, attraction and retention of employees is critical for TransDigm and its operating units to sustain our three core value drivers (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers). To support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level.
We have established TransDigm University, in partnership with the University of Southern California Marshall School of Business, a formal mentoring and education program with a curated curriculum and established leadership serving as mentors. Participants in the program learn and develop more advanced skills leading to higher contribution and satisfaction within their roles, while mentors enhance their leadership capabilities by helping others progress. This program helps identify top performers, improving employee performance and retention, increasing our organizational learning and supporting the promotion of our current employees.
The Company’s Management Development Program (“MDP”) identifies new talent and prepares them for success within our organization. The Company actively recruits for MDP candidates at colleges and universities across the U.S. to ensure we are reaching a large and diverse pool of candidates. The program hires recent Master of Business Administration graduates who work for three eight-month periods at a selection of operating units. Program participants gain experience in developing, manufacturing, and selling aerospace components with the intent of becoming fully immersed in the operations of our business. Once the program is complete, MDP participants are better equipped with the knowledge and experience needed to excel as a manager at TransDigm. Our goal for successful MDP participants is to hire them on a full-time basis at an operating unit upon completion of the program.
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
Benefits
We are proud to offer attractive benefits packages that attract, retain, motivate and reward our talent, and we are committed to providing our employees and their families with programs that support their health and overall well-being. To assist employees with financial empowerment, we offer retirement savings plans. We also offer employees the ability to save money on a tax-free basis through flexible spending accounts and health savings accounts. TransDigm offers competitive compensation programs to our employees that includes base pay, bonus programs and equity programs. TransDigm employees also receive paid time off and holidays.
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
We know that the tone is set from the top, and our commitment to diversity and inclusion must be reflected within our leadership team as well as our Board of Directors. TransDigm implemented unconscious bias training for our Board of Directors and management in fiscal 2022. Also, for the fiscal 2022 MDP class and moving forward, we expanded the MDP recruitment program to include nine additional colleges and universities, and we also focused on creating a more diverse class. Approximately 35% of total past and present MDP participants are gender and racially diverse, and we are working to further improve that percentage in the future. We are committed to diversity at all levels of management and leadership, and our leadership team and Board of Directors are committed to improving diversity throughout the Company and fostering a more inclusive and open environment. Diversity and inclusion make us stronger as a business so we can effectively serve all our stakeholders. Our workforce includes talented people from many backgrounds.
Discrimination is not tolerated at TransDigm. We are committed to high ethical standards and equal employment opportunities in all personnel actions without regard to race, color, religion, gender, national origin, citizenship status, age, marital status, gender identity or expression, sexual orientation, physical or mental disability, or veteran status.
As a company whose products and values are closely tied to supporting the U.S. military and its allies, we are dedicated to offering employment opportunities to U.S. military veterans. Supporting our veterans as they enter the civilian workforce is incredibly important to us given their valuable wealth of knowledge and skills. Many of our U.S.-based operating units have specific programs or initiatives that provide career opportunities to veterans as they transition into the civilian workforce.
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
Throughout the COVID-19 pandemic, we have been following guidance from the World Health Organization and the U.S. Center for Disease Control to protect employees and prevent the spread of the virus within all of our facilities globally.
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
The COVID-19 pandemic is continuing to cause an adverse impact on our employees, operations, supply chain and distribution system and the long-term impact to our business remains unknown. This is due to the numerous uncertainties that have risen from the pandemic, including the likelihood of resurgences and the emergence and spread of variants, actions that may be taken by governmental authorities in response to the disease, the continued efficacy and public acceptance of vaccines, and unintended consequences of the foregoing.
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
The COVID-19 pandemic has also disrupted the global supply chain and availability of raw materials, particularly electronic parts. The disruption in the supply chain has resulted in increased freight costs, raw material costs and labor costs from the ongoing inflationary environment. Our business has been adversely affected and could continue to be adversely affected by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part. Because the duration of the pandemic is unclear, it is difficult to forecast a precise impact on the Company’s future results. We will continue to evaluate the nature and extent to which COVID-19 will impact our business, supply chain, consolidated results of operations, financial condition, and liquidity.
Our business focuses almost exclusively on the aerospace and defense industry.
During a prolonged period of significant market disruption in the aerospace and defense industry, such as the adverse impact that the COVID-19 pandemic has had and is expected to continue to have on the commercial aerospace market, and other macroeconomic factors such as when recessions occur, our business may be disproportionately impacted compared to peer companies that are more diversified in the industries they serve. A more diversified company with significant sales and earnings derived from outside the aerospace and defense sector may be able to recover more quickly from significant market disruptions such as the COVID-19 pandemic.
We rely heavily on certain customers for much of our sales.
In fiscal year 2022, no customer individually accounted for 10% or more of the Company’s net sales; however, our top ten customers for fiscal year 2022 accounted for approximately 41% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to the COVID-19 pandemic, general economic or aerospace downturn, decreased production, strike or resourcing, could have a material adverse effect on results of operations, financial position and cash flows.
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
We also have entered into multi-year, fixed-price contracts with some of our customers, pursuant to which we have agreed to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs of making these products. This risk is greater in a high inflationary environment, such as currently. Sometimes we accept a fixed-price contract for a product that we have not yet produced, and this increases the risk of cost overruns or delays in the completion of the design and manufacturing of the product. Most of our contracts do not permit us to recover increases in raw material prices, taxes or labor costs.

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
Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. In addition, we may not be able to successfully integrate any business we acquire into our existing business. The successful integration of new businesses, with the most significant recent acquisition being the DART Aerospace acquisition in the third quarter of fiscal 2022, depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service, attract customers and develop new products and services or attend to other acquisition opportunities.
Our indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As of September 30, 2022, our total indebtedness, excluding approximately $31 million in letters of credit outstanding, was approximately $20 billion, which was 123.5% of our total book capitalization.
In addition, we may be able to incur substantial additional indebtedness in the future. As of September 30, 2022, we had approximately $779 million of unused commitments under our revolving credit facility. Although our senior secured credit facility and the indentures governing the various senior secured and senior subordinated notes outstanding (the “Indentures”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the Indentures.
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
All of our debt under the senior secured credit facility, which includes $7.3 billion in term loans and a revolving credit facility of $810 million, bears interest at variable rates primarily based on the London interbank offered rate (“LIBOR”) for deposits of U.S. dollars. Accordingly, if LIBOR or other variable interest rates increase, our debt service expense will also increase. In order to mitigate the interest rate risk of these variable rate borrowings, we entered into interest rate swap and cap agreements that cover a significant portion of the existing variable rate debt. The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. As of September 30, 2022, approximately 85% of our total debt was fixed rate. For information about our interest rate swap and cap agreements, refer to Note 21, “Derivatives and Hedging Instruments,” in the notes to the consolidated financial statements included herein.

In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for the remaining tenors of USD LIBOR (one-month, three-month, six-month and twelve-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the secured overnight financing rate (“SOFR”) as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. In February 2020, in connection with Amendment No. 7 and the Refinancing Facility Agreement (herein, “Amendment No. 7”) to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”), we amended our Credit Agreement to include a provision for the determination of an alternative reference interest rate. Additionally, with respect to our derivatives portfolio, we have elected the LIBOR protocols issued by the International Swaps and Derivatives Association, but the discontinuation of LIBOR may also require our derivative agreements to be amended in some way. Once the alternative interest rate has replaced LIBOR, our future interest expense could be impacted.
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
We cannot assure that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness, including the amounts borrowed under the senior secured credit facility, amounts borrowed under our Securitization Facility and the Indentures, or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, the Securitization Facility, the Indentures and the senior secured credit facility may restrict us from adopting any of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and would otherwise adversely affect the Indentures.
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
Because our products are complicated and highly engineered, we depend on an educated and trained workforce. Historically, there has been substantial competition for skilled personnel in the aerospace and defense industry, and we could be adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and there are currently significant inflationary and other pressures on wages.
Reduction in force actions, such as the actions primarily taken in fiscal 2020 and fiscal 2021 to reduce our workforce to align operations with customer demand as a result of the COVID-19 pandemic, could result in difficulty in rehiring capable employees to refill the positions eliminated as needed once business recovers.
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
Our sales to manufacturers of large commercial aircraft, such as Boeing, Airbus, and related OEM suppliers, as well as manufacturers of business jets have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, interest rates, downturns in the global economy and national and international events. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. In recent years, such as in fiscal 2021 and the second half of fiscal 2020, we have experienced decreased sales across the commercial OEM sector driven primarily by the decrease in production by Boeing and Airbus related to reduced demand in the commercial aerospace industry from the COVID-19 pandemic, and airlines deferring or cancelling orders. Regulatory and quality challenges, such as with Boeing’s 737 MAX aircraft and 787 aircraft, also has an adverse impact. Downturns adversely affect our results of operations, financial position and cash flows.

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
The COVID-19 pandemic has continued to disrupt the global supply chain. We currently are experiencing supply shortages and inflationary pressures for certain components and raw materials that are important to our manufacturing process, particularly electronic parts. Expected growth in the global economy may exacerbate these pressures on us and our suppliers, and we expect these supply chain challenges and cost impacts to continue for the foreseeable future. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
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
As a whole, because our manufacturing facilities primarily engage in assembly and light manufacturing and because we do not maintain any transportation infrastructure, we have relatively low Scope 1 and Scope 2 emissions. Accordingly, we do not anticipate any material adverse impact from increased carbon regulation directly on our manufacturing operations. Further, because of our wide portfolio of hundreds of thousands of products, we do not anticipate any material adverse impact from the reliance on a supplier or group of suppliers that may be subject to climate risks. However, regulation that would have a material adverse impact on air travel could have a material adverse impact on our business. Given the political significance and uncertainty around these issues, we cannot predict how legislation, regulation, and increased awareness of these issues will affect our operations and financial condition. We have established a science-aligned greenhouse gas emissions reduction target of at least a 50% reduction in our Scope 1 and Scope 2 emissions on an absolute basis by the year 2031. Fiscal 2019 is the selected baseline year for TransDigm that we will compare against as we make progress towards our emissions reduction goal. We continue to evaluate ways to reduce our energy and water consumption and lower our greenhouse gas emissions through energy efficiency measures, the purchase of green power and other actions.
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
We are also vulnerable to damage from other types of disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks and similar events. Disruptions could also occur due to health-related outbreaks and crises, cyber attacks, computer or equipment malfunction (accidental or intentional), operator error or process failures. Should insurance or other risk transfer mechanisms, such as our existing disaster recovery and business continuity plans, be insufficient to recover all costs, we could experience a material adverse effect on our business, results of operations, financial position and cash flows.

Operations and sales outside of the United States may be subject to additional risks.
Our net sales to foreign customers were approximately $1.9 billion for the fiscal year ended September 30, 2022. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including war, sanctions, global health crises, currency fluctuations, difficulties in staffing and managing multinational operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.
Issues with the global supply chain can also rise due to some of the aforementioned risks, as well as the availability and cost of raw materials to suppliers, merchandise quality or safety issues, shipping and transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import. Such issues are often beyond our control and could adversely affect our operations and profitability. Furthermore, the Company is subject to laws and regulations, such as the Foreign Corrupt Practices Act, UK Bribery Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents and contractors from making improper payments for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations, financial position and cash flows.
We are monitoring the ongoing conflict between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union and others. Although the conflict has not resulted in a direct material adverse impact on TransDigm's business to date, the implications of the Russia and Ukraine conflict in the short-term and long-term are difficult to predict at this time. Factors such as increased energy costs, increased freight costs, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from Russian airlines, sanctions on Russian companies, and the stability of Ukrainian customers could impact the global economy and aviation sector.
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

Furthermore, even where the price is not based on cost, the U.S. Government may seek to review our costs to determine whether our pricing is “fair and reasonable.” Our subsidiaries are periodically subject to pricing reviews and government buying agencies that purchase some of our subsidiaries’ products are periodically subject to audits by the DOD Office of Inspector General (“OIG”) with respect to prices paid for such products. In the third quarter of fiscal 2019, we voluntarily refunded $16.0 million to the U.S. Government following an OIG audit, and the DOD has requested refunds of $20.8 million in response to another OIG audit completed in the first quarter of fiscal 2022. In addition, our defense-related business has been the subject of an ongoing Congressional inquiry by the House Oversight Committee; Congressional inquiries are costly and time consuming for our management and could distract from our ability to effectively manage the business. As a result of these reviews, audits and inquiries, we could be subject to providing further refunds to the U.S. Government, we could be asked to enter into an arrangement whereby our prices would be based on cost, the DOD could seek to pursue alternative sources of supply for our parts, or the U.S. Government could take other adverse actions with respect to our contracts. Any of those occurrences could lead to a reduction in our revenue from, or the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government. Further, negative publicity relating to the results of any audit, inquiry or subsequent hearing or the like could negatively impact our stock price.
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
In addition to the aviation approvals, we are at times required to obtain approval from U.S. Government agencies and similar agencies elsewhere in the world to export our products. U.S. laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury's Office of Foreign Assets Control (“OFAC”). EAR restricts the export of commercial and dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services.
Failure to obtain approval to export or determination by the U.S. Government or similar agencies elsewhere in the world that we failed to receive required approvals or licenses could eliminate or restrict our ability to sell our products outside the United States or other country of origin, and the penalties that could be imposed by the U.S. Government or other applicable government for failure to comply with these laws could be significant.
We could incur substantial costs as a result of data protection concerns.
The interpretation and application of data protection laws in the U.S. and Europe, including but not limited to the General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act (the “CCPA”), and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Further, although we have implemented internal controls and procedures designed to ensure compliance with the GDPR, CCPA and other privacy-related laws, rules and regulations (collectively, the “Data Protection Laws”), there can be no assurance that our controls and procedures will enable us to be fully compliant with all Data Protection Laws.

Increased cybersecurity threats and more sophisticated and targeted computer crime have posed and could continue to pose a risk to our information technology systems and a disruption to or breach in the security of such systems, if material, could have adverse effects on our result of operations and financial condition.
We rely extensively on information technology systems to manage and operate our business, some of which are managed by third parties. The security and functionality of these information technology systems, and the processing of data by these systems, are critical to our business operations. If these systems, or any part of the systems, are damaged, intruded upon, attacked, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, criminal acts, including hardware or software break-ins or extortion attempts, or viruses, or other cybersecurity incidents) and we suffer any resulting interruption in our ability to manage and operate our business or if our products are affected, our results of operations and financial condition could be materially adversely affected. In fact, we have experienced data security incidents, although these have not had a material impact on our financial results. Furthermore, the Company has access to classified, sensitive, confidential, or personal data or information that is subject to privacy and security laws, regulations, or other contractually-imposed controls.
Despite our use of reasonable and appropriate technical security controls and monitoring, security breaches, theft, misplaced, lost or corrupted data, programming, or employee errors and/or malfeasance have led and could in the future lead to the compromise or improper use of such sensitive, confidential, or personal data or information. Such events may result in possible negative consequences, such as fines, ransom demands, penalties, failure to comply with laws governing sensitive data, negative publicity, loss of reputation, loss of intellectual property, loss of competitiveness or customers, increased security and compliance costs or other negative consequences. Further, the amount of insurance coverage that we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity incident. Depending on the nature and magnitude of these events, they may have an adverse impact on our results of operations or financial condition.
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
We may be subject to periodic litigation and regulatory proceedings, which may adversely affect our business and financial performance.
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
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, customer relationships, and technology, were approximately $2.8 billion at September 30, 2022, representing approximately 15% of our total assets. Goodwill recognized in accounting for the mergers and acquisitions was approximately $8.6 billion at September 30, 2022, representing approximately 48% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
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
Notwithstanding special cash dividends, of which the most recent declaration by the Company’s Board of Directors in the fourth quarter of fiscal 2022 in the amount of $18.50 per outstanding share of common stock, we do not anticipate declaring regular quarterly or annual cash dividends on our common stock or any other equity security in the foreseeable future.
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

In addition, global market and economic conditions have been challenging due to turbulence in the U.S. and international markets and economies and have prolonged declines in business and consumer spending. As a result of the substantial reduction in airline traffic resulting from the aforementioned events, the airline industry incurred large losses and financial difficulties. Some carriers parked or retired a portion of their fleets and reduced workforces and flights. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories, and delay refurbishments and discretionary spending. If demand for spare parts decreases, there would be a decrease in demand for certain products. An adverse change in demand could impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses which may adversely impact our financial condition and access to capital markets.
U.S. military spending is dependent upon the U.S. defense budget.
The military and defense market is significantly dependent upon government budget trends, particularly the DOD budget. In addition to normal business risks, our supply of products to the U.S. Government is subject to unique risks largely beyond our control. DOD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the presidential election or otherwise, the U.S. Government’s budget deficits, spending priorities (e.g., shifting funds to efforts to combat the impact of the pandemic or efforts to assist Ukraine in the Russia and Ukraine conflict), the cost of sustaining the U.S. military presence internationally and possible political pressure to reduce U.S. Government military spending, each of which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
TransDigm’s principal owned properties (defined as greater than 20,000 square feet or related to a principal operation) as of September 30, 2022 are as follows:

Location	Reporting Segment	Square Footage
Brea, CA (1)	Airframe	315,000
Stillington, United Kingdom	Airframe	274,800
Montreal, Canada	Airframe	271,700
Miesbach, Germany	Power & Control	242,000
Liberty, SC (1)	Power & Control	219,000
Waco, TX	Power & Control	218,800
Liverpool, NY	Power & Control	197,100
Ingolstadt, Germany	Airframe	191,900
Kent, OH (1)	Airframe	185,000
Bridport, United Kingdom	Airframe	174,700
Lillington, NC	Power & Control	162,400
Union Gap, WA (1)	Airframe	144,400
Coachella, CA (1)	Power & Control	140,000
Phoenix, AZ	Airframe	138,700
Paks, Hungary	Airframe	137,800
Los Angeles, CA	Power & Control	131,000
Bohemia, NY (1)	Power & Control	124,000
Buena Park, CA	Power & Control	115,000
Llangeinor, United Kingdom	Airframe	110,000
Bourges, France	Power & Control	109,400
Westbury, NY	Power & Control	106,800
Kent, WA (1)	Airframe	100,000
Painesville, OH	Power & Control	94,200
Valencia, CA (1)	Airframe	88,400
Letchworth, United Kingdom	Airframe	88,200
Placentia, CA	Airframe	86,600
Addison, IL (1)	Power & Control	83,300
Sarralbe, France	Power & Control	77,900
Niort, France	Power & Control	69,000
Prescott, AZ	Airframe	66,200
Clearwater, FL	Power & Control	64,200
South Euclid, OH	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Branford, CT	Airframe	52,000
Hawkesbury, Canada	Airframe	50,000
Avenel, NJ	Power & Control	48,500
Rancho Cucamonga, CA (1)	Power & Control	47,000
Pennsauken, NJ	Airframe	38,000
Ryde, United Kingdom	Power & Control	33,200
Rancho Cucamonga, CA	Airframe	32,700
Melaka, Malaysia	Power & Control	24,800
Cheveley, United Kingdom	Airframe	24,000
Broussard, LA	Airframe	22,000
Deerfield Beach, FL	Non-aviation	20,000

(1)Subject to mortgage liens under our senior secured credit facility, our 6.25% secured notes due March 15, 2026 (“2026 Secured Notes”) and our 8.00% secured notes due December 15, 2025 (“2025 Secured Notes”).

TransDigm’s principal leased properties (defined as greater than 20,000 square feet or related to a principal operation) as of September 30, 2022 are as follows:

Location	Reporting Segment	Square Footage
Everett, WA	Airframe	339,300
East Camden, AR	Power & Control	276,000
Whippany, NJ	Power & Control	230,500
Nittambuwa, Sri Lanka	Airframe	168,000
Santa Ana, CA	Airframe	159,200
Dayton, NV	Airframe	144,000
Tijuana, Mexico	Airframe	141,000
Holmestrand, Norway	Airframe	139,500
Anaheim, CA	Airframe	138,900
Marlow, United Kingdom	Airframe	116,100
Tijuana, Mexico	Power & Control	112,800
Melbourne, FL	Power & Control	107,000
Farnborough, United Kingdom	Power & Control	103,400
Goldsboro, NC	Power & Control	101,000
Fullerton, CA	Airframe	100,000
Kunshan, China	Airframe	99,500
Sylmar, CA	Airframe	93,000
Elkhart, IN	Non-aviation	91,500
Davis Junction, IL	Airframe	84,500
Miesbach, Germany	Power & Control	80,800
Kunshan, China	Non-aviation	75,300
Camarillo, CA	Power & Control	70,000
Gloucestor, United Kingdom	Airframe	69,100
Matamoros, Mexico	Power & Control	60,500
Chihuahua, Mexico	Airframe	55,000
Portland, Oregon	Airframe	50,000
Sugar Grove, IL	Airframe	45,000
Zunyi, China	Power & Control	43,000
Tempe, AZ	Power & Control	40,200
Fort Collins, CO	Airframe	40,000
Collegeville, PA	Airframe	37,000
Chongqing, China	Airframe	36,300
Rancho Santa Margarita, CA	Airframe	35,200
Joensuu, Finland	Airframe	32,300
Eloy, AZ	Airframe	28,100
Ashford, United Kingdom	Power & Control	28,000
Nogales, Mexico	Airframe	27,000
Redhill, United Kingdom	Airframe	22,700
Ravenna, OH	Airframe	22,500
Pennsauken, NJ	Airframe	20,500
Cleveland, OH	Corporate	20,100
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
Holders
As of October 18, 2022, there were 36 stockholders of record of our common stock and approximately 251,000 beneficial stockholders, which includes an estimated number of stockholders who have their shares held in their accounts by banks and brokers.
Dividends
In August 2022, TD Group’s Board of Directors declared a special cash dividend of $18.50 on each outstanding share of common stock and cash dividend equivalent payments on options granted under its equity compensation plans to non-directors. Directors received an $18.50 reduction in the strike price of their respective vested options in lieu of a cash payment.
Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P 500 Index and the S&P Aerospace & Defense Select Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2017, and its relative performance is tracked through September 30, 2022.

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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransDigm Group Inc., the S&P 500 Index and S&P Aerospace & Defense Select Index

$350
$300
$250
$200
$150
$100
$50
9/30/17
9/30/18
9/30/19
9/30/20
9/30/21
9/30/22
TransDigm Group Inc.
S&P 500 Index
S&P Aerospace & Defense Select Index

*$100 invested on 9/30/2017 in stock or index, including reinvestment of dividends.
Copyright 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022
TransDigm Group Inc.	100.00	145.63	215.50	207.98	273.40	236.22
S&P 500 Index	100.00	117.91	122.93	141.55	184.02	155.55
S&P Aerospace & Defense Select Index	100.00	126.38	137.35	113.48	156.92	121.51
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
On January 27, 2022, the Board of Directors of the Company authorized a new stock repurchase program to permit repurchases of its outstanding common stock not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program previously authorized by the Board on November 8, 2017, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the Company's existing Notes. There is no expiration date for this program.
No repurchases were made under the program during the fourth quarter of fiscal 2022. During the second and third quarters of fiscal 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share, for a total amount of $912 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of September 30, 2022, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
ITEM 6.    [RESERVED]

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
Overview
For fiscal year 2022, we generated net sales of $5,429 million, gross profit of $3,099 million or 57.1% of net sales, and net income attributable to TD Group of $866 million. The COVID-19 pandemic has continued to have an adverse impact on our net sales, net income and EBITDA As Defined when compared to pre-pandemic levels. Pre-pandemic, and as our business continues to recover from the pandemic, we believe we have achieved steady, long-term growth in sales and improvements in operating performance due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, we believe that focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long-term.
Our selective acquisition strategy has also been an important contribution to the growth of our business. The integration of acquisitions into our existing businesses combined with implementing our proven operating strategy has historically resulted in improvements in the financial performance of the acquired business.
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
Diversified Revenue Base. We believe that our diversified revenue base reduces our dependence on any particular product, platform or market channel and has been a significant factor in maintaining our financial performance. Our products are installed on almost all of the major commercial aircraft platforms now in production. We expect to continue to develop new products for military and commercial applications. Our current initiatives include creating new products that are more environmentally friendly, such as radiation-free exciters, and creating new products that will help further improve commercial airlines’ efforts to keep passengers healthy and safe, such as touch-free aircraft lavatory suite products.
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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired approximately 87 businesses and product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume. In the case of larger acquisitions that consist of multiple operating units (such as the Esterline acquisition), we may pursue opportunities to divest certain acquired operating units that are not in line with our long-term acquisition strategy.
Acquisitions and divestitures during the most recent three fiscal years are described in Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein.
The commercial aerospace industry, in particular, has been significantly disrupted, both domestically and internationally, by the pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in the second half of fiscal 2020 and has remained depressed compared to pre-pandemic levels. Although worldwide air traffic remains significantly lower than pre-pandemic levels, RPMs continued to steadily improve in fiscal 2022 and many aircraft parked by airlines have been returned to service. Commercial air travel in domestic markets continued to lead the air traffic recovery in fiscal 2022 with certain domestic markets nearing pre-pandemic air traffic levels. The pace of the international air traffic recovery has been slower than the domestic recovery, but international RPMs made positive strides in fiscal 2022 and are catching up to the domestic air traffic recovery. The commercial OEM market is continuing to show signs of recovery with airlines returning to the commercial OEMs to place orders; however, the commercial OEM supply chain challenges impacting manufacturers such as Boeing and Airbus are slowing the pace of new aircraft manufacturing. The exact pace and timing of the commercial air travel recovery remains uncertain and continues to evolve.
The defense aerospace market has been impacted by the COVID-19 pandemic to a lesser extent than the commercial aerospace market with this impact arising primarily from supply chain shortages. Additionally, within the defense market, the pace of U.S. government defense spending outlays and government funding reprioritization provides for uncertainty.
The COVID-19 pandemic has also disrupted the global supply chain and availability of raw materials. The disruption in the supply chain has resulted in increased freight costs, raw material costs and labor costs from the ongoing inflationary environment. Our business has been adversely affected and could continue to be adversely affected by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Fiscal Years Ended September 30,
	2022	% of Net Sales	2021		% of Net Sales
Net sales	$5,429	100.0%	$4,798		100.0%
Cost of sales	2,330	42.9%	2,285		47.6%
Selling and administrative expenses	748	13.8%	685		14.3%
Amortization of intangible assets	136	2.5%	137		2.9%
Income from operations	2,215	40.8%	1,691		35.2%
Interest expense, net	1,076	19.8%	1,059		22.1%
Refinancing costs	1	—%	37		0.8%
Other expense (income)	18	0.3%	(51)		(1.1)%
Gain on sale of businesses, net	(7)	(0.1)%	(69)		(1.4)%
Income tax provision	261	4.8%	34		0.7%
Income from continuing operations	866	16.0%	681		14.2%
Less: Net income attributable to noncontrolling interests	(1)	—%	(1)		—%
Income from continuing operations attributable to TD Group	865	15.9%	680		14.2%
Income from discontinued operations, net of tax	1	—%	—		—%
Net income attributable to TD Group	$866	16.0%	$680		14.2%
Net income applicable to TD Group common stockholders	$780	(1) 14.4%	$607	(1)	12.7%
Earnings per share:
Earnings per share from continuing operations—basic and diluted	$13.38	(2)	$10.41	(2)
Earnings per share from discontinued operations—basic and diluted	0.02	(2)	—	(2)
Earnings per share	$13.40		$10.41
Cash dividends declared per common share	$18.50		$—
Weighted-average shares outstanding—basic and diluted	58.2		58.4
Other Data:
EBITDA	$2,456	(3)	$2,027	(3)
EBITDA As Defined	$2,646	(3) 48.7%	$2,189	(3)	45.6%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends paid on participating securities, including dividend equivalent payments of $86 million and $73 million for the fiscal years ended September 30, 2022 and 2021, respectively.
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

Fiscal year ended September 30, 2022 compared with fiscal year ended September 30, 2021
Total Company
•Net Sales. Net organic sales and acquisition and divestiture sales and the related dollar and percentage changes for the fiscal years ended September 30, 2022 and 2021 were as follows (amounts in millions):

	Fiscal Years Ended			% Change Net Sales
	September 30, 2022	September 30, 2021	Change
Organic sales	$5,355	$4,665	$690	14.4%
Acquisition and divestiture sales	74	133	(59)	(1.2)%
Net sales	$5,429	$4,798	$631	13.2%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions and divestitures. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date. Therefore, beginning in the second quarter of fiscal 2022, Cobham Aero Connectivity’s (“CAC's”) net sales, including the comparable period in the prior year, are included in the organic growth calculation (acquisition date was January 2021). Beginning in the third quarter of fiscal 2022, DART Aerospace (“DART”) is included in the acquisitions and divestitures classification due to the completion of the acquisition by TransDigm. Divestiture sales represent net sales from businesses up to the date the respective divestiture was completed. Acquisition and divestiture sales are excluded from organic sales due to the variability in the nature, timing and extent of acquisitions and divestitures and resulting variable impact on underlying trends. Refer to Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein for further information on the Company's recent acquisition and divestiture activity.
The increase in organic sales of $690 million for the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021 is primarily related to increases in commercial aftermarket sales ($478 million, an increase of 44.8%) and commercial OEM sales ($221 million, an increase of 23.8%); partially offset by a decrease in defense sales ($52 million, a decrease of 2.2%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours in fiscal 2022 compared to fiscal 2021. The increase in OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also production rate increases of narrow-body aircraft compared to fiscal 2021. Partially offsetting the OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel particularly in the first half of fiscal 2022 and also due to Boeing's ongoing regulatory and quality challenges with the 737 MAX aircraft (particularly in China) and the 787 aircraft. The decrease in defense sales is attributable to continued supply chain shortages resulting in shipment delays and delays in U.S. government defense spend outlays.
The decrease in acquisition and divestiture sales for the fiscal year ended September 30, 2022 is primarily attributable to the divestitures of ScioTeq and TREALITY Simulation Visual Systems (“ScioTeq and TREALITY”), Technical Airborne Components (“TAC”), Racal Acoustics (“Racal”) and Avista, Inc. (“Avista”), all of which were completed in fiscal 2021, partially offset by the acquisitions of CAC and DART.

•Cost of Sales and Gross Profit. Cost of sales increased by $45 million, or 2.0%, to $2,330 million for the fiscal year ended September 30, 2022 compared to $2,285 million for the fiscal year ended September 30, 2021. Cost of sales and the related percentage of net sales for the fiscal years ended September 30, 2022 and 2021 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2022	September 30, 2021	Change	% Change
Cost of sales - excluding costs below	$2,383	$2,277	$106	4.7%
% of net sales	43.9%	47.5%
Non-cash stock and deferred compensation expense	19	13	6	46.2%
% of net sales	0.3%	0.3%
Acquisition integration costs	4	4	—	—%
% of net sales	0.1%	0.1%
Inventory acquisition accounting adjustments	3	6	(3)	(50.0)%
% of net sales	0.1%	0.1%
COVID-19 pandemic restructuring costs	—	29	(29)	(100.0)%
% of net sales	—%	0.6%
Loss contract amortization	(39)	(55)	16	(29.1)%
% of net sales	(0.7)%	(1.1)%
Foreign currency (gains) losses	(40)	11	(51)	(463.6)%
% of net sales	(0.7)%	0.2%
Total cost of sales	$2,330	$2,285	$45	2.0%
% of net sales	42.9%	47.6%
Gross profit (Net sales less Total cost of sales)	$3,099	$2,513	$586	23.3%
Gross profit percentage (Gross profit / Net sales)	57.1%	52.4%
Excluding the specific components to cost of sales listed above, the change in cost of sales during the fiscal year ended September 30, 2022, which decreased as a percentage of net sales, was primarily driven by a favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales compared to commercial OEM net sales in the prior fiscal year ended September 30, 2021. In addition, despite increased freight, raw material, and labor costs resulting from the ongoing inflationary environment and disruption within the global supply chain and labor markets, the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume, resulted in gross profit as a percentage of net sales increasing by 4.7 percentage points to 57.1% for the fiscal year ended September 30, 2022 from 52.4% for the fiscal year ended September 30, 2021.
Regarding the specific components to cost of sales listed above, COVID-19 pandemic restructuring costs were not material in fiscal 2022 and foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, strengthened considerably in the fourth quarter of fiscal 2022, resulting in favorable movement compared to the prior year when the U.S. dollar depreciated against both the British pound and euro resulting in foreign currency losses.
Non-cash stock and deferred compensation expense is higher due to the adoption of a new deferred compensation plan for certain members of non-executive management in fiscal 2022, the impact of the new stock option grants awarded in fiscal 2022 and the impact of a modification approved by the Board of Directors of the performance criteria for the fiscal 2021 and 2020 grants. Refer to Note 18, “Stock-Based Compensation,” in the notes to the consolidated financial statements included herein for further information.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $63 million to $748 million, or 13.8% of net sales, for the fiscal year ended September 30, 2022 from $685 million, or 14.3% of net sales, for the fiscal year ended September 30, 2021. Selling and administrative expenses and the related percentage of net sales for the fiscal years ended September 30, 2022 and 2021 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2022	September 30, 2021	Change	% Change
Selling and administrative expenses - excluding costs below	$563	$534	$29	5.4%
% of net sales	10.4%	11.1%
Non-cash stock and deferred compensation expense	165	117	48	41.0%
% of net sales	3.0%	2.4%
Bad debt expense	9	(2)	11	550.0%
% of net sales	0.2%	—%
Acquisition integration costs	7	10	(3)	(30.0)%
% of net sales	0.1%	0.2%
Acquisition and divestiture transaction-related expenses	4	15	(11)	(73.3)%
% of net sales	0.1%	0.3%
COVID-19 pandemic restructuring costs	—	11	(11)	(100.0)%
% of net sales	—%	0.2%
Total selling and administrative expenses	$748	$685	$63	9.2%
% of net sales	13.8%	14.3%
Excluding the specific components to selling and administrative expenses listed above, the change in selling and administrative expenses during the fiscal year ended September 30, 2022 improved as a percentage of net sales compared to the prior fiscal year ended September 30, 2021. This is a result of the continued realization of the cost mitigation measures that were enacted in the second half of fiscal 2020 and in fiscal 2021 in response to the COVID-19 pandemic partially offset by increased costs incurred for labor, travel and other sales support and administrative costs due to the ongoing inflationary environment and the lessening of travel restrictions from the pandemic enabling a return to conducting meetings and other business-related matters in person.
Non-cash stock and deferred compensation expense is higher due to the adoption of a new deferred compensation plan for certain members of non-executive management in fiscal 2022, the impact of the new stock option grants awarded in fiscal 2022 and the impact of a modification approved by the Board of Directors of the performance criteria for the fiscal 2021 and 2020 grants. Refer to Note 18, “Stock-Based Compensation,” in the notes to the consolidated financial statements included herein for further information.
The increase in bad debt expense is primarily attributable to certain non-U.S. customers and also the Russia and Ukraine conflict. The decrease in acquisition and divestiture transaction-related expenses is due to the lack of divestitures occurring in fiscal 2022.
•Amortization of Intangible Assets. Amortization of intangible assets was $136 million for the fiscal year ended September 30, 2022 compared to $137 million for the fiscal year ended September 30, 2021. The slight decrease in amortization expense of $1 million was due to the amortization expense recognized on intangible assets from the fiscal 2022 acquisition of DART being offset by sales order backlog recorded in connection with the CAC acquisition becoming fully amortized in the first quarter of fiscal 2022.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases and interest income. Interest expense-net increased $17 million, or 1.6%, to $1,076 million for the fiscal year ended September 30, 2022 from $1,059 million for the fiscal year ended September 30, 2021. The increase in interest expense-net was primarily due to an increase in LIBOR compared to the prior year, which adversely impacted the interest expense on the approximately 15% of gross debt that is variable rate and not hedged via an interest rate swap or cap. This was partially offset by a $12 million increase in interest income, the repayment of $200 million previously drawn on the revolving credit facility in the first quarter of fiscal 2022 and the favorable impact from refinancing activities executed in fiscal 2021. The weighted average interest rate for cash interest payments on total borrowings outstanding for the fiscal year ended September 30, 2022 was 5.3%.
•Refinancing Costs. Refinancing costs of $1 million were recorded for the fiscal year ended September 30, 2022. Refinancing costs of $37 million recorded for the fiscal year ended September 30, 2021 were primarily related to fees incurred on the early redemption of the 6.50% senior subordinated notes due 2024 (the “2024 Notes”) and the 6.50% senior subordinated notes due 2025 (the “2025 Notes”) that occurred in the second and third quarters of fiscal 2021.

•Other Expense (Income). Other expense (income) was $18 million for the fiscal year ended September 30, 2022 compared to $(51) million for the fiscal year ended September 30, 2021. Other expense for the fiscal year ended September 30, 2022 was primarily driven by a pension settlement charge of approximately $22 million for the Esterline Retirement Plan. Refer to Note 13, “Retirement Plans,” in the notes to the consolidated financial statements included herein for further information. Partially offsetting this expense was the non-service related components of net periodic benefit costs on the Company's defined benefit pension plans ($3 million). Other income for the fiscal year ended September 30, 2021 was primarily driven by $24 million recorded for the settlement of the insurance claim for Leach International Europe’s Niort, France operating facility fire in August 2019. This primarily represents the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory and proceeds from the business interruption settlement. The remaining $27 million is primarily driven by non-service related components of net periodic benefit income on the Company's defined benefit pension plans ($14 million), receipt of payment of Canadian governmental subsidies ($7 million) and the release of a litigation reserve ($3 million).
•Gain on Sale of Businesses-net. Gain on sale of businesses-net of $7 million was recorded for the fiscal year ended September 30, 2022, and is primarily driven by cash proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture ($3 million). Gain on sale of businesses-net of $69 million was recorded for the fiscal year ended September 30, 2021, and is primarily related to the net gain on sale recognized on the ScioTeq and TREALITY and TAC divestitures. Refer to Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein for further information.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 23.2% for the fiscal year ended September 30, 2022 compared to 4.8% for the fiscal year ended September 30, 2021. The Company’s significantly lower effective tax rate for the fiscal year ended September 30, 2021 was primarily due to a one time benefit from a tax election made on the Company's fiscal 2020 U.S. federal income tax return enabling the Company to utilize its net interest deduction limitation carryforward pursuant to IRC Section 163(j) resulting in the release of the valuation allowance applicable to such carryforward during the fourth quarter of fiscal 2021.
•Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax, for the fiscal year ended September 30, 2022 was $1 million, which was driven by cash proceeds received during the first quarter of fiscal 2022 from a final working capital settlement for the Souriau-Sunbank Connection Technologies (“Souriau-Sunbank”) divestiture. There was no income from discontinued operations, net of tax, for the fiscal year ended September 30, 2021. Refer to Note 23, “Discontinued Operations,” in the notes to the consolidated financial statements included herein for further information.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $186 million, or 27.4%, to $866 million for the fiscal year ended September 30, 2022 compared to net income attributable to TD Group of $680 million for the fiscal year ended September 30, 2021, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations and discontinued operations were $13.38 and $0.02, respectively, for the fiscal year ended September 30, 2022. Basic and diluted earnings per share from continuing operations was $10.41 for the fiscal year ended September 30, 2021. There was no impact on earnings per share from discontinued operations for the fiscal year ended September 30, 2021. Net income attributable to TD Group for the fiscal year ended September 30, 2022 of $866 million was decreased by dividend equivalent payments of $86 million, or $1.47 per share, resulting in net income applicable to TD Group common stockholders of $780 million, or $13.40 per share. Net income attributable to TD Group for the fiscal year ended September 30, 2021 of $680 million was decreased by dividend equivalent payments of $73 million, or $1.24 per share, resulting in net income applicable to TD Group common stockholders of $607 million, or $10.41 per share.
Business Segments
•Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2022 and 2021 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2022	% of Net Sales	2021	% of Net Sales	Change	% Change
Power & Control	$2,873	52.9%	$2,550	53.1%	$323	12.7%
Airframe	2,391	44.1%	2,083	43.5%	308	14.8%
Non-aviation	165	3.0%	165	3.4%	—	—%
Net sales	$5,429	100.0%	$4,798	100.0%	$631	13.2%

Net sales for the Power & Control segment increased $323 million, an increase of 12.7%, for the fiscal year ended September 30, 2022. The sales increase resulted primarily from increases in organic sales in commercial aftermarket ($241 million, an increase of 43.5%) and commercial OEM ($83 million, an increase of 18.7%); partially offset by a decrease in organic defense sales ($28 million, a decrease of 1.9%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours compared to fiscal 2021. The increase in commercial OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also production rate increases of narrow-body aircraft compared to fiscal 2021. Partially offsetting the commercial OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel particularly in the first half of fiscal 2022 and also due to Boeing's ongoing regulatory and quality challenges with the 737 MAX aircraft (particularly in China) and the 787 aircraft. The decrease in defense sales is attributable to continued supply chain shortages resulting in shipment delays and delays in U.S. government defense spend outlays. The change in acquisition and divestiture sales was not material.
Net sales for the Airframe segment increased $308 million, an increase of 14.8%, for the fiscal year ended September 30, 2022. The sales increase resulted primarily from increases in organic sales in commercial aftermarket ($237 million, an increase of 46.2%) and commercial OEM ($138 million, an increase of 29.3%); partially offset by a decrease in organic defense sales ($23 million, a decrease of 2.6%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand, particularly the increase in the utilization of narrow-body aircraft, and air cargo demand and the resulting higher flight hours compared to fiscal 2021. The increase in commercial OEM sales is primarily attributable to a higher volume of narrow-body aircraft deliveries by aircraft manufacturers to airlines and also production rate increases of narrow-body aircraft compared to fiscal 2021. Partially offsetting the commercial OEM sales growth are wide-body aircraft production and delivery slowdowns due to the COVID-19 pandemic adversely impacting international travel particularly in the first half of fiscal 2022 and also due to Boeing's ongoing regulatory and quality challenges with the 737 MAX aircraft (particularly in China) and the 787 aircraft. The decrease in defense sales is attributable to continued supply chain shortages resulting in shipment delays and delays in U.S. government defense spend outlays. Acquisition and divestiture sales decreased $52 million primarily due to the divestitures completed during fiscal 2021, partially offset by the impact of CAC's sales being included in acquisition and divestiture sales through the first quarter of fiscal 2022 and DART's sales beginning in the third quarter of fiscal 2022.
The change in Non-aviation net sales compared to the prior fiscal year was not material.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable GAAP financial measure. EBITDA As Defined by segment for the fiscal years ended September 30, 2022 and 2021 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2022	% of Segment Net Sales		2021	% of Segment Net Sales		Change	% Change
Power & Control	$1,531	53.3%		$1,319	51.7%		$212	16.1%
Airframe	1,121	46.9%		878	42.2%		243	27.7%
Non-aviation	65	39.4%		62	37.6%		3	4.8%
Total segment EBITDA As Defined	2,717	50.0%		2,259	47.1%		458	20.3%
Less: Unallocated corporate expenses	71	1.3%	(1)	70	1.5%	(1)	1	1.4%
Total Company EBITDA As Defined	$2,646	48.7%	(1)	$2,189	45.6%	(1)	$457	20.9%

(1)Calculated as a percentage of consolidated net sales.
Organic EBITDA As Defined represents EBITDA As Defined from existing businesses owned by the Company as of September 30, 2022, excluding EBITDA As Defined from acquisitions and divestitures. EBITDA As Defined from acquisitions and divestitures represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date and from businesses up to the date the respective divestiture was completed. Refer to Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein for further information on the Company's recent acquisition and divestiture activity.
EBITDA As Defined for the Power & Control segment increased approximately $212 million, an increase of 16.1%, resulting from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials. The change in EBITDA As Defined for the Power & Control segment from acquisitions and divestitures was not material for fiscal 2022.

EBITDA As Defined for the Airframe segment increased approximately $243 million, an increase of 27.7%, resulting primarily from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials. EBITDA As Defined for the Airframe segment from acquisitions and divestitures decreased by $9 million, primarily due to the impact on the comparable period from the divestitures completed in fiscal year 2021, partially offset by the impact of CAC (only through the first quarter of fiscal 2022) and DART (beginning in the third quarter of fiscal 2022).
The change in Non-aviation EBITDA as Defined compared to the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments. The change in corporate expenses compared to the prior fiscal year was not material.
Fiscal year ended September 30, 2021 compared with fiscal year ended September 30, 2020
For our results of operations for fiscal 2021 compared with fiscal 2020, refer to the discussion in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of Form 10-K for the fiscal year ended September 30, 2021, as filed with the Securities and Exchange Commission on November 16, 2021.
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	September 30, 2022	September 30, 2021
Selected Balance Sheet Data:
Cash and cash equivalents	$3,001	$4,787
Working capital (Total current assets less total current liabilities)	4,223	5,367
Total assets	18,107	19,315
Total debt (1)	19,795	19,998
TD Group stockholders’ deficit	(3,773)	(2,916)

(1)Includes debt issuance costs and original issue discount and premiums. Reference Note 12, “Debt,” in the notes to the consolidated financial statements included herein for additional information.

	Fiscal Years Ended September 30,
	2022	2021
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$948	$913
Investing activities	(553)	(785)
Financing activities	(2,148)	(70)
Capital expenditures	119	105
Ratio of earnings to fixed charges (1)	2.0x	1.7x

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

In fiscal 2022, the Company returned approximately $2 billion to shareholders through share repurchases and a special dividend payment. In the second and third quarters of fiscal 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share, aggregating to approximately $912 million in repurchases. In August 2022, TransDigm's Board of Directors authorized and declared a special cash dividend of $18.50 on each outstanding share of common stock and cash dividend equivalent payments on vested options outstanding under its stock incentive plans. The total cash payment of the special dividend, using existing cash on hand, was approximately $1,045 million. Whether the Company undertakes additional share repurchases, special dividends or other aforementioned activities in fiscal 2023 will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.
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
The Company is continuing to strategically manage the Company’s cash and cash equivalents in response to the ongoing inflationary environment, COVID-19 pandemic and related uncertainty of the duration and impact on the Company’s business. In the first quarter of fiscal 2022, the Company entered into Amendment No. 9 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 9”) to the Credit Agreement, increasing the capacity under the revolving credit facility from $760 million to $810 million. The Company also repaid $200 million previously drawn on the revolving credit facility. In fiscal 2021, due to favorable market conditions in the high yield bond market, the Company refinanced $1,950 million of its senior subordinated notes resulting in a reduced interest rate (estimated $35 million reduction in annual interest payments) and an extended maturity date.
As of September 30, 2022, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of September 30, 2022
Cash and cash equivalents	$3,001
Availability on revolving credit facility	779
Cash liquidity	$3,780
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
In connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business acquisitions, such as the DART acquisition completed in the third quarter of fiscal 2022 for $359 million, pay dividends to our shareholders and make opportunistic investments in our own stock, subject to any restrictions in our existing credit agreement and market conditions.
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
Operating Activities. The Company generated $948 million of net cash from operating activities during fiscal 2022 compared to $913 million during fiscal 2021.
The change in trade accounts receivable during fiscal 2022 was a use of cash of $190 million compared to a use of cash of $78 million in fiscal 2021. The increase in the use of cash of $112 million is primarily attributable to the timing of cash receipts as there were higher sales in the month of September 2022 compared to September 2021. The Company continues to actively manage its accounts receivable, the related agings and collection efforts in response to the COVID-19 pandemic and other factors, such as the Russia and Ukraine conflict.
The change in inventories during fiscal 2022 was a use of cash of $134 million compared to a source of cash of $79 million in fiscal 2021. The increase in the use of cash of $213 million is primarily driven by increased purchasing from higher demand in fiscal 2022 and fiscal 2023 as raw material inventory is up approximately $109 million compared to at September 30, 2021. The Company continues to actively and strategically manage inventory levels in response to the pandemic and the ongoing supply chain challenges.

The change in accounts payable during fiscal 2022 was a source of cash of $58 million compared to a source of cash of $3 million in fiscal 2021. The change is primarily due to increased inventory purchases and the related timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $553 million during fiscal 2022, consisting of the acquisitions of DART and certain product line acquisitions made by our Extant Aerospace subsidiary for a total of $437 million and capital expenditures of $119 million. This was slightly offset by $3 million in proceeds received from the final working capital settlement for the ScioTeq and TREALITY divestiture. The Company estimates its capital expenditures in fiscal year 2023 to be approximately 2% to 3% of net sales, which is consistent with its historical annual spend as a percentage of net sales. The Company’s capital expenditures incurred from year-to-year are funded using existing cash on hand and are primarily for projects that are consistent with our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers).
Net cash used in investing activities was $785 million during fiscal 2021, consisting primarily of the acquisition of CAC for $963 million and capital expenditures of $105 million. This was partially offset by proceeds of $259 million from the completion of the divestiture of certain businesses and $24 million of insurance proceeds received from the Leach International Europe fire property claim.
Financing Activities. Net cash used in financing activities was $2,148 million during fiscal 2022. The use of cash was primarily attributable to $1,091 million of dividends and dividend equivalent payments, $912 million in common stock repurchases, the $200 million repayment of a previous draw on the revolving commitments and repayment on term loans of $75 million. This was partially offset by $132 million in proceeds from stock option exercises.
Net cash used in financing activities was $70 million during fiscal 2021. The use of cash was primarily attributable to the redemption of the 2024 Notes and 2025 Notes for $1,220 million and $762 million, respectively, repayments on term loans of $75 million and dividend equivalent payments of $73 million. This was partially offset by $1,189 million in net proceeds from the completion of the 4.625% senior subordinated notes due 2029 (the “4.625% 2029 Notes”) offering, $743 million in net proceeds from the completion of the 4.875% senior subordinated notes due 2029 (the “4.875% 2029 Notes”) offering and $128 million in proceeds from stock option exercises.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $7,298 million in fully drawn term loans (the “Term Loans Facility”) and an $810 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of September 30, 2022):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,155 million	May 30, 2025	LIBOR plus 2.25%
Tranche F	$3,418 million	December 9, 2025	LIBOR plus 2.25%
Tranche G	$1,725 million	August 22, 2024	LIBOR plus 2.25%
The Term Loans Facility requires quarterly aggregate principal payments of $19 million. The revolving commitments consist of two tranches which include up to $152 million of multicurrency revolving commitments. At September 30, 2022, the Company had $31 million in letters of credit outstanding and $779 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of 2.50% per annum. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR related to Tranche E, Tranche F and Tranche G term loans are not subject to a floor. At September 30, 2022 and 2021, the applicable interest rates for all existing tranches (which excludes the impact of our interest rate swaps and caps) were 5.92% and 2.33%, respectively, with the increase due to higher LIBOR particularly in the second half of fiscal 2022. Refer to Note 21, “Derivatives and Hedging Activities,” for information about how our interest rate swaps and cap agreements are used to hedge and offset, respectively, the variable interest rates on the credit facility.
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

Indentures
The following table represents the senior subordinated and secured notes outstanding as of September 30, 2022:

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
The 6.375% 2026 Notes, the 7.50% 2027 Notes, the 5.50% 2027 Notes, the 4.625% 2029 Notes and the 4.875% 2029 Notes (collectively, the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The 6.875% 2026 Notes (the “TransDigm UK Notes” and together with the TransDigm Inc. Notes, the “Notes,” are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496 million. The 2025 Secured Notes were issued at a price 100% of the principal amount. The initial $3,800 million offering of the 2026 Secured Notes (which, along with the 2025 Secured Notes, are collectively referred to as the “Secured Notes”) was issued at a price of 100% of its principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,411 million.
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
Guarantor Information
The Notes are subordinated to all of our existing and future senior debt, rank equally with all of our existing and future senior subordinated debt and rank senior to all of our future debt that is expressly subordinated to the Notes. The TransDigm Inc. Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by TD Group and TransDigm Inc.'s Domestic Restricted Subsidiaries (as defined in the applicable Indentures). The TransDigm UK Notes are guaranteed on a senior subordinated basis by TransDigm Inc., TD Group and TransDigm Inc.'s Domestic Restricted Subsidiaries. The guarantees of the Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Notes. The Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.
The Secured Notes are senior secured obligations of TransDigm and rank equally in right of payment with all of TransDigm’s existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, and are senior in right of payment to all of TransDigm’s existing and future senior subordinated debt, including the Notes, TransDigm’s other outstanding senior subordinated notes and TransDigm’s guarantees in respect of TransDigm UK’s outstanding senior subordinated notes. The Secured Notes are guaranteed on a senior secured basis by TD Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries named in the Secured Notes Indenture. The guarantees of the Secured Notes rank equally in right of payment with all of the guarantors’ existing and future senior secured debt and are senior in right of payment to all of their existing and future senior subordinated debt. The Secured Notes are structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries. The Secured Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all of the covenants contained in the Secured Notes.
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

(in millions)	September 30, 2022
Current assets	$3,954
Goodwill	6,849
Other non-current assets	2,843
Current liabilities	735
Non-current liabilities	20,077
Amounts (from) due to subsidiaries that are non-issuers and non-guarantors - net	(1,334)

Fiscal Year Ended
(in millions)	September 30, 2022
Net sales	$4,208
Sales to subsidiaries that are non-issuers and non-guarantors	50
Cost of sales	1,724
Expense from subsidiaries that are non-issuers and non-guarantors - net	69
Income from continuing operations	552
Net income attributable to TD Group	552
Certain Restrictive Covenants in Our Debt Documents
The Credit Agreement and the Indentures governing the Notes and Secured Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of special dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of certain other indebtedness.
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
If any such default occurs, the lenders under the Credit Agreement and the holders of the Notes and Secured Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Credit Agreement, the lenders thereunder and the holders of the Secured Notes will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the Notes.
With the exception of the revolving credit facility, the Company has no maintenance covenants in its existing term loan and indenture agreements. Under the Credit Agreement, if the usage of the revolving credit facility exceeds 35%, or $284 million, of the total revolving commitments, the Company is required to maintain a maximum consolidated net leverage ratio of net debt to trailing four-quarter EBITDA As Defined of 7.25x as of the last day of the fiscal quarter.
As of September 30, 2022, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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

On July 25, 2022, the Company amended the Securitization Facility to, among other things, extend the maturity date to July 25, 2023 and bear interest at a rate of SOFR plus 1.30%, compared to an interest rate of LIBOR plus 1.20% that applied prior to the amendment. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable. As of September 30, 2022, the Company has borrowed $350 million under the Securitization Facility, which is fully drawn. At September 30, 2022, the applicable interest rate was 3.84%.
Dividend and Dividend Equivalent Payments
On August 26, 2022, the Company paid a special cash dividend of $18.50 on each outstanding share of common stock. No dividends were declared or paid during fiscal 2021. In fiscal 2022, the Company paid approximately $86 million in dividend equivalent payments. Total cash payments related to the special dividend and dividend equivalent payments in fiscal 2022 and 2021 were approximately $1,091 million and $73 million, respectively. Refer to Note 18, “Stock-Based Compensation,” in the notes to the consolidated financial statements herein for further information on the Company’s dividend equivalent payments.
Any future declaration of special cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions under the Credit Agreement and Indentures, the availability of surplus under Delaware law and other factors deemed relevant by our Board of Directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our Term Loans Facility and Indentures and may be limited by future debt or other agreements that we may enter into.
Contractual Obligations and Commitments
The following table summarizes the Company’s cash requirements from all significant contractual obligations as of September 30, 2022 (in millions):

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
	Obligations	1 Year	1-3 Years	3-5 Years	5 Years
Senior subordinated and secured notes (1)	$12,100	$—	$—	$7,500	$4,600
Term Loans Facility (2)	7,298	75	3,910	3,313	—
Scheduled interest payments (3)	4,273	1,177	2,126	780	190
Pension funding minimums (4)	127	12	24	25	66
Securitization Facility	350	350	—	—	—
Finance leases	294	12	26	26	230
Operating leases	113	21	34	23	35
Total contractual cash obligations	$24,555	$1,647	$6,120	$11,667	$5,121

(1)Represents principal maturities which excludes interest, debt issuance costs, original issue discount and premiums.
(2)The Tranche G term loans mature in August 2024, the Tranche E term loans mature in May 2025 and the Tranche F term loans mature in December 2025. The Term Loans Facility requires quarterly aggregate principal payments of $19 million.
(3)Assumes that the variable interest rate on our Tranche E, Tranche F and Tranche G term loans under our Term Loans Facility range from approximately 5.82% to 7.21% based on anticipated movements in the LIBOR, which given the ongoing volatility in rates, are highly uncertain. In addition, interest payments include the impact of the existing interest rate swap and cap agreements described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
(4)Represents future benefit payments expected to be paid from the pension and post-retirement benefit plans or from the Company’s assets.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of September 30, 2022, the Company had $31 million in letters of credit outstanding.

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
Inventories – Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process. Because the Company sells products that are installed on airframes that can be in-service for 25 or more years, it must keep a supply of such products on hand while the airframes are in use. Where management estimated that the net realizable value was below cost or determined that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value was made by recording a provision included in cost of sales. Additionally, management believes that the Company’s estimates of excess and obsolete inventory are reasonable and material changes in future estimates or assumptions used to calculate our estimate is unlikely. However, actual results may differ materially from the estimates and additional provisions may be required in the future. A 10% change in our excess and obsolete inventory reserve at September 30, 2022 would not have a material impact on our results. In accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year.
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
U.S. GAAP requires that the annual, and any interim, goodwill impairment assessment be performed at the reporting unit level. Our reporting units have been identified at the operating unit level, which is one level below our operating segments. Substantially all goodwill was determined and recognized for each reporting unit pursuant to the accounting for the merger or acquisition as of the date of each transaction. With respect to acquisitions integrated into an existing reporting unit, any acquired goodwill is combined with the goodwill of the reporting unit.

At the time of goodwill impairment testing, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if the Company elects not to perform a qualitative assessment of a reporting unit. For the quantitative test, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated estimated fair value is less than the current carrying value, impairment of goodwill of the reporting unit may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing. The key assumptions used in the discounted cash flow valuation model for impairment testing includes discount rates, revenue growth rates and EBITDA margins, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as company specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The Company utilizes a third party valuation firm to assist in the determination of the WACC. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.
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
The Company had 47 reporting units with goodwill and 44 reporting units with indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2022, the date of the annual impairment test. Based on its initial qualitative assessment over each of the reporting units, the Company identified 13 reporting units to test for impairment using a quantitative test for both goodwill and indefinite-lived intangible assets. The 13 reporting units selected for quantitative testing have higher commercial aerospace content and, as a result, have been more adversely impacted by the COVID-19 pandemic. The estimated fair values of each of these reporting units and other indefinite-lived intangible assets were in excess of their respective carrying values. The Company performed a sensitivity analysis on certain company-specific projected data, specifically earnings before taxes and net sales, which are significant assumptions in the discounted cash flow valuation model to determine estimated fair value. With a ten percentage point decrease in earnings before taxes and net sales data, all of the reporting units would continue to have fair values in excess of their respective carrying values of goodwill and other indefinite-lived intangible assets.
Stock-Based Compensation – The cost of the Company’s stock-based compensation is recorded in accordance with ASC 718, “Stock Compensation.” The Company uses a Black-Scholes pricing model to estimate the grant-date fair value of the stock options awarded. The Black-Scholes pricing model requires assumptions regarding the expected volatility of the Company’s common shares, the risk-free interest rate, the expected life of the stock options award and the Company’s dividend yield. The Company primarily utilizes historical data in determining the assumptions. An increase or decrease in the assumptions or economic events outside of management’s control could, and do, have an impact on the Black-Scholes pricing model. The Company estimates stock option forfeitures based on historical data. The total number of stock options expected to vest is adjusted by actual and estimated forfeitures. Changes to the actual and estimated forfeitures will result in a cumulative adjustment in the period of change. The Company also evaluates any subsequent changes to the respective option holders terms under the modification rules of ASC 718. If determined to be a modification, the Black-Scholes pricing model is updated as of the date of the modification resulting in a cumulative catch-up to expense.

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

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2022	2021
Income from continuing operations	$866	$681
Adjustments:
Depreciation and amortization expense	253	253
Interest expense, net	1,076	1,059
Income tax provision	261	34
EBITDA	2,456	2,027
Adjustments:
Inventory acquisition accounting adjustments (1)	3	6
Acquisition integration costs (2)	11	14
Acquisition and divestiture transaction-related expenses (3)	4	15
Non-cash stock and deferred compensation expense (4)	184	130
Refinancing costs (5)	1	37
COVID-19 pandemic restructuring costs (6)	—	40
Gain on sale of businesses, net (7)	(7)	(69)
Other, net (8)	(6)	(11)
EBITDA As Defined	$2,646	$2,189

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when inventory was sold.

(2)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(3)
Represents transaction-related costs for both acquisitions and divestitures comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(4)	Represents the compensation expense recognized by TD Group under our stock incentive plans and deferred compensation plans.

(5)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(6)
Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic of $36 million for the fiscal year ended September 30, 2021. These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes $4 million for the fiscal year ended September 30, 2021 of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). Restructuring costs incurred in response to the COVID-19 pandemic for the fiscal year ended September 30, 2022 were not material.

(7)	Represents the net gain on sale of businesses. Refer to Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein for further information.

(8)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, including the pension settlement charge for the Esterline Retirement Plan (further detailed in Note 15, “Retirement Plans”) and gain or loss on sale of fixed assets.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2022	2021
Net cash provided by operating activities	$948	$913
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	288	98
Interest expense, net (1)	1,076	1,059
Income tax provision - current	283	—
Loss contract amortization	39	55
Non-cash stock and deferred compensation expense (2)	(184)	(130)
Refinancing costs (3)	(1)	(37)
Gain on sale of businesses, net (4)	7	69
EBITDA	2,456	2,027
Adjustments:
Inventory acquisition accounting adjustments (5)	3	6
Acquisition integration costs (6)	11	14
Acquisition and divestiture transaction-related expenses (7)	4	15
Non-cash stock and deferred compensation expense (2)	184	130
Refinancing costs (3)	1	37
COVID-19 pandemic restructuring costs (8)	—	40
Gain on sale of businesses, net (4)	(7)	(69)
Other, net (9)	(6)	(11)
EBITDA As Defined	$2,646	$2,189

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans and deferred compensation plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(4)	Represents the net gain on sale of businesses. Refer to Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein for further information.

(5)	Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when inventory was sold.

(6)	Represents costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs.

(7)
Represents transaction-related costs for both acquisitions and divestitures comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(8)
Represents restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic of $36 million for the fiscal year ended September 30, 2021. These are costs related to the Company's actions to reduce its workforce and consolidate certain facilities to align with customer demand. This also includes $4 million for the fiscal year ended September 30, 2021 of incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment, etc.). Restructuring costs incurred in response to the COVID-19 pandemic for the fiscal year ended September 30, 2022 were not material.

(9)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to special dividend and dividend equivalent payments and stock option exercises, non-service related pension costs, including the pension settlement charge for the Esterline Retirement Plan (further detailed in Note 15, “Retirement Plans”) and gain or loss on sale of fixed assets.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our main exposure to market risk relates to interest rates. Our financial instruments that are subject to interest rate risk is principally our variable rate debt. In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The discontinuation date for submission and publication of rates for the remaining tenors of USD LIBOR (one-month, three-month, six-month and twelve-month) was subsequently extended by the ICE Benchmark Administration (the administrator of LIBOR) until June 30, 2023. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become acceptable alternatives to LIBOR, or what effect these changes in views or alternatives may have on financial markets for LIBOR-linked financial instruments. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the secured overnight financing rate (“SOFR”) as the recommended risk-free reference rate for the U.S. (calculated based on repurchase agreements backed by treasury securities), we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates.
In February 2020, in connection with Amendment No. 7 to the Credit Agreement, we amended our Credit Agreement to include a provision for the determination of an alternative reference interest rate. Additionally, with respect to our derivatives portfolio, we have elected the LIBOR protocols issued by the International Swaps and Derivatives Association, but the discontinuation of LIBOR may also require our derivative agreements to be amended in some way. Once the alternative interest rate has replaced LIBOR, our future interest expense could be impacted. We will continue to evaluate the risks and opportunities related to LIBOR transition.
At September 30, 2022, we had borrowings under our Term Loans Facility, which consists of three tranches of term loans, of approximately $7,298 million that were subject to interest rate risk. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted LIBOR for a one-, two-, three- or six-month (or to the extent available to each lender, nine- or twelve-month) interest period chosen by us, in each case, plus an applicable margin percentage. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. We do not hold or issue derivative instruments for speculative purposes. As of September 30, 2022, approximately 85% of our total debt was fixed rate. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our term loans by approximately $74 million based on the amount of outstanding borrowings at September 30, 2022. The weighted average interest rate on the $7,298 million of borrowings under our Term Loans Facility on September 30, 2022 was 6.3%.
For information about the fair value of the aggregate principal amount of borrowings under our term loans and the fair value of the Notes, refer to Note 20, “Fair Value Measurements,” in the notes to the consolidated financial statements included herein.
Foreign Currency Risk
Certain of our foreign subsidiaries’ sales and results of operations are subject to the impact of foreign currency fluctuations, primarily the British pound and the euro. Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net sales, net income and the carrying values of our assets located outside the U.S. global economic uncertainty continues to exist. Strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. The foreign currency forward exchange contracts entered into by the Company are described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the fiscal year ended September 30, 2022.
As disclosed elsewhere in this report, the future impacts of the Russia and Ukraine conflict and the COVID-19 pandemic and their residual effects, including economic uncertainty, inflationary environment and disruption within the global supply chain, labor markets and aerospace industry, on our business remain uncertain. As we cannot anticipate the ultimate duration or scope of the Russia-Ukraine war and the COVID-19 pandemic, the ultimate financial impact to our results cannot be reasonably estimated, but could be material.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained on pages F-1 through F-45 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Executive Vice President and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2022.
During the third quarter of fiscal 2022, the Company completed the acquisition of DART. The Company is currently integrating the acquisition into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisition from management's evaluation of internal controls over financial reporting as of September 30, 2022. The acquisition constituted approximately 2% of the Company's total assets (inclusive of acquired intangible assets) as of September 30, 2022 and approximately 1% and 0% of the Company's net sales and income from continuing operations before income taxes, respectively, for the fiscal year ended September 30, 2022.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
TransDigm Group Incorporated
Opinion on Internal Control over Financial Reporting
We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, TransDigm Group Incorporated (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DART Aerospace (“DART”), which is included in the 2022 consolidated financial statements of the Company and constituted 2% of total assets as of September 30, 2022 and 1% and 0% of net sales and income from continuing operations before income taxes, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of DART.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three fiscal years in the period ended September 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated November 10, 2022 expressed an unqualified opinion thereon.
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
November 10, 2022

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal No. 1 - Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
Kevin Stein	56	President, Chief Executive Officer and Director
Jorge L. Valladares III	48	Chief Operating Officer
Michael Lisman	40	Executive Vice President and Chief Financial Officer
Sarah Wynne	48	Chief Accounting Officer
Halle Martin	54	General Counsel, Chief Compliance Officer & Secretary
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
Mr. Lisman was appointed Chief Financial Officer in July 2018 and Executive Vice President in January 2022. Prior to that, Mr. Lisman served as Vice President—Mergers and Acquisitions from January 2018 through June 2018, Business Unit Manager for the Air & Fuel Valves business unit at Aero Fluid Products, a wholly-owned subsidiary of TransDigm Inc., from January 2017 to January 2018 and Director of Mergers and Acquisitions of TransDigm from November 2015 to January 2017.
Ms. Wynne was appointed Chief Accounting Officer in November 2018. Prior to that, Ms. Wynne served as Group Controller from April 2015 to October 2018, as Controller of the Aero Fluid Products division of AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc., from October 2009 to March 2015, and previously in other accounting roles within the Company.
Ms. Martin was appointed General Counsel and Chief Compliance Officer in March 2012 and Secretary in May 2015. Prior to that, Ms. Martin was a partner at BakerHostetler LLP.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our president, chief executive officer and director, chief operating officer, executive vice president and chief financial officer, chief accounting officer, treasurer, vice president of finance, director of internal audit, general counsel, operating unit presidents and operating unit vice presidents of finance). Please refer to the information set forth in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1301 East 9th Street, Suite 3000, Cleveland, Ohio 44114. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.
Nominations of Directors
The procedure by which stockholders may recommend nominees to our Board of Directors will be set forth under the caption “Stockholder Proposals for 2024 Annual Meeting” in our Proxy Statement, which is incorporated herein by reference.
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
Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,385,691	(2)	$377.99	4,346,451	(3)

(1)Includes information related to the 2006 stock incentive plan and the 2014 stock option plan.
(2)This amount represents 1,082,985 and 4,302,706 shares subject to outstanding stock options under our 2006 stock incentive plan and 2014 stock option plan, respectively. No further grants may be made under our 2006 stock incentive plan, although outstanding stock options continue in force in accordance with their terms.
(3)This amount represents remaining shares available for award under our 2014 stock option plan and 2019 stock option plan. In August 2019, the 2019 stock option plan was adopted by the Board of Directors of TD Group and was subsequently approved by stockholders on October 3, 2019. The 2019 stock option plan permits TD Group to award stock options to our key employees, directors or consultants. The total number shares of TD Group common stock reserved for issuance or delivery under the 2019 stock option plan is 4,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. No grants have been made under TD Group’s 2019 stock option plan as of September 30, 2022.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under the captions entitled “Corporate Governance” and “Director Compensation” in our Proxy Statement, which is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth under the caption “Proposal No. 2 - Ratification of Appointment of Independent Registered Public Accounting Firm,” in our Proxy Statement, which is incorporated herein by reference.

PART IV
15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2014 (File No. 001-32833)
3.2	Third Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 30, 2018 (File No. 001-32833)
3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.6	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.7	By-laws of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.8	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.9	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.10	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.11	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.12	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.13	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.14	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.15	By-laws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.16	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.17	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.18	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.19	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.20	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.21	Certificate of Amendment of Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.22	Certificate of Amendment of Certificate of Incorporation, filed December 10, 2013, of HDT Global, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.23	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.24	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.25	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.26	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.27	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.28	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.29	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.30	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.31	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.32	Certificate of Amendment of Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.33	Certificate of Amendment of Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.34	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.35	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.36	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.37	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.38	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.39	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.40	Bylaws, as amended, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.41	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q, filed May 9, 2012 (File No. 001-32833)
3.42	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.43	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.44	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.45	Second Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.46	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.47	Certificate of Amendment of Certificate of Incorporation, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.48	Certificate of Amendment of Certificate of Incorporation, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.49	By-laws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.50	Amended and Restated Certificate of Incorporation, filed February 7, 2007, of Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.51	By-laws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.52	Certificate of Formation, effective June 28, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.53	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No.333-144366)
3.54	Articles of Incorporation, filed December 29, 1992, of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.55	Bylaws of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.56	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.57	Amendment to Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.58	Amendment to Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.59	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.60	Articles of Amendment to Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.61	Articles of Amendment to Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.62	By-laws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.63	Certificate of Incorporation, filed October 24, 1977, of Transformer Technology Corporation (now known as Power Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.64	Certificate of Amendment of Certificate of Incorporation, filed December 1, 1977, of Transformer Technology Corporation (now known as Power Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.65	Certificate of Amendment of Certificate of Incorporation, filed June 20, 2022, of Beta Transformer Technology Corporation (now known as Power Device Corporation)	Filed Herewith
3.66	By-laws of Transformer Technology Corporation (now known as Power Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.67	Certificate of Formation, filed May 30, 2013, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.68	Amended and Restated Limited Liability Company Agreement, filed July 7, 2016, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.69	Limited Liability Company Certificate of Formation of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.70	Limited Liability Company Agreement of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.71	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.72	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.73	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.74	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.75	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.76	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.77	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.78	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.79	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.80	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.81	Certificate of Incorporation, filed August 6, 2007, of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.82	By-laws of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.83	Articles of Organization, filed June 29, 2007, of CDA InterCorp LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.84	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.85	Certificate of Formation, filed September 30, 2009, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.86	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.87	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.88	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.89	Certificate of Incorporation, filed October 23, 1970, of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.90	Certificate of Amendment of Certificate of Incorporation, filed April 23, 1999, of ILC Data Device Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.91	Certificate of Amendment of Certificate of Incorporation, filed July 14, 2014, of Data Device Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.92	By-laws of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.93	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.94	By-laws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.95	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.96	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.97	Fourth Amended and Restated Limited Liability Agreement of Electromech Technologies LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.98	Articles of Organization, as amended, of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.99	First Amended and Restated Limited Liability Company Agreement of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.100	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.101	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.102	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.103	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.104	By-laws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.105	Amended and Restated Certificate of Incorporation of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.106	By-laws, as amended, of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.107	Certificate of Formation, filed January 26, 2007, of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.108	Amended and Restated Limited Liability Company Agreement of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.109	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.110	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.111	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.112	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technologies Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 28, 2006 (File No. 001-32833)
3.113	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.114	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.115	By-laws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.116	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.117	By-laws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.118	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.119	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.120	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.121	Restated Certificate of Incorporation, filed June 27, 2014, of North Hills Signal Processing Corp.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.122	By-laws of Porta Systems Corp. (now known as North Hills Signal Processing Corp.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.123	Certificate of Formation, filed September 30, 2021, of North Hills Signal Processing Overseas LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
3.124	Limited Liability Company Agreement of North Hills Signal Processing Overseas LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
3.125	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.126	Certificate of Amendment of Certificate of Incorporation, filed May 14, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.127	By-laws of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.128	Articles of Incorporation, filed October 3, 1956, of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.129	Certificate of Amendment of Articles of Incorporation, filed December 9, 1970, of Articles of Incorporation of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.130	Restated By-laws of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.131	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.132	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.133	Certificate of Incorporation, as amended, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.134	Certificate of Amendment of Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.135	Amended and Restated By-laws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.136	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.137	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.138	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 14, 2014 (File No. 001-32833)
3.139	By-laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.140	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed October 11, 2006 (File No. 333-137937)
3.141	By-laws, as amended, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.142	Certificate of Incorporation, filed August 22, 1986, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.143	Certificate of Amendment, filed June 8, 1998, of Certificate of Incorporation of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.144	By-Laws, as amended, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.145	Certificate of Formation, filed March 27, 2015, of Telair International LLC (now known as Nordisk Aviation Products LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.146	Amendment to Certificate of Formation, filed February 4, 2021, of Telair International LLC (now known as Nordisk Aviation Products LLC)	Filed Herewith
3.147	Limited Liability Company Agreement of Telair International LLC (now known as Nordisk Aviation Products LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.148	Certificate of Formation, filed February 23, 2015, of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.149	Limited Liability Company Agreement of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.150	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.151	By-laws, as amended, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.152	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.153	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.154	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.155	Limited Liability Company Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.156	Restated Certificate of Incorporation of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.157	By-laws, as amended, of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.158	Certificate of Incorporation, as amended, of KH Acquisition I Co. (now known as Kirkhill Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.159	Amended and Restated By-laws of Kirkhill Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.160	Certificate of Incorporation of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.161	Articles of Association of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.162	Articles of Organization, as amended, of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.163	Amended and Restated Limited Liability Company Agreement of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.164	Certificate of Incorporation, filed January 15, 2004, of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.165	Bylaws of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.166	Articles of Incorporation, filed January 2, 1992, of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.167	Amended and Restated By-laws of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.168	Fifth Amended and Restated Certificate of Incorporation of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.169	Second Amended and Restated By-laws of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.170	Certificate of Formation, filed November 13, 2007, of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.171	Amended and Restated Bylaws of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed April 2, 2019 (File No. 333-228336)
3.172	Certificate of Incorporation, as amended, of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.173	Amended and Restated Bylaws of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.174	Certificate of Incorporation, as amended, of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.175	Amended and Restated Bylaws of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.176	Certificate of Incorporation of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.177	Amended and Restated Bylaws of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.178	Restated Articles of Incorporation of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.179	Amended and Restated Bylaws of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.180	Certificate of Formation of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.181	Amended and Restated Limited Liability Company Agreement of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.182	Certificate of Formation of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.183	Amended and Restated Limited Liability Company Agreement of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.184	Certificate of Incorporation, as amended, of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.185	Amended and Restated Bylaws of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.186	Certificate of Incorporation, as amended, of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed August 7, 2019 (File No. 333-233103)
3.187	Amended and Restated Bylaws of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.188	Certificate of Formation of Esterline Technologies SGIP LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.189	Limited Liability Company Agreement of Esterline Technologies SGIP LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.190	Certificate of Incorporation of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.191	Amended and Restated Bylaws of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.192	Restated Articles of Incorporation of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.193	Amended and Restated Bylaws of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.194	Certificate of Incorporation, as amended, of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.195	Amended and Restated Bylaws of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.196	Amended and Restated Articles of Incorporation, as amended, of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.197	Amended and Restated Bylaws of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.198	Certificate of Incorporation, as amended, of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.199	Amended and Restated By-laws of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.200	Certificate of Incorporation, as amended, of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.201	Amended and Restated Bylaws of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.202	Certificate of Formation of 17111 Waterview Pkwy LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.203	Limited Liability Company Agreement of 17111 Waterview Pkwy LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.204	Certificate of Incorporation of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.205	Amended and Restated Bylaws of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.206	Certificate of Incorporation of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.207	Amended and Restated Bylaws of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.208	Certificate of Incorporation of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.209	Amended and Restated Bylaws of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.210	Certificate of Incorporation, as amended, of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.211	Amended and Restated Bylaws of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.212	Certificate of Incorporation, filed August 26, 2019, of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.213	By-laws of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.214	Certificate of Incorporation, filed October 16, 2020, of Chelton Avionics Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.215	Bylaws of Chelton Avionics Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.216	Certificate of Incorporation, filed March 4, 1997, of Chelton Avionics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.217	Amended and Restated By-laws of Chelton Avionics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.218	Certificate of Incorporation, filed August 28, 2007, of Cobham Defense Products, Inc. (now known as Chelton Defense Products, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.219	Amendment to Certificate of Incorporation, filed December 20, 2021, of Cobham Defense Products, Inc. (now known as Chelton Defense Products, Inc.)	Filed Herewith
3.220	Amended and Restated By-laws of Cobham Defense Products, Inc. (now known as Chelton Defense Products, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.221	Certificate of Formation, filed February 22, 2021, of Leach Mexico Holding LLC	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.222	Limited Liability Company Agreement of Leach Mexico Holding LLC	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.223	Certificate of Incorporation, as amended, of NAT Seattle Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.224	Amended and Restated By-laws of NAT Seattle Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.225	Articles of Incorporation, filed November 13, 1995, of Apical Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.226	Bylaws of Apical Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.227	Articles of Incorporation of Century Helicopters, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.228	By-laws of Century Helicopters, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.229	Articles of Incorporation, filed April 11, 1997, of Dart Aerospace USA, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.230	Bylaws of Dart Aerospace USA, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.231	Certificate of Incorporation, filed February 28, 2019, of Dart Buyer, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.232	Bylaws of Dart Buyer, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.233	Certificate of Incorporation, filed July 29, 2011, of Dart Helicopter Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.234	Bylaws of Dart Helicopter Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.235	Certificate of Incorporation, filed February 28, 2019, of Dart Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.236	Bylaws of Dart Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.237	Second Amended and Restated Certificate of Incorporation, filed May 25, 2022, of Dart TopCo, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.238	Bylaws of Dart TopCo, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.239	Amended and Restated Articles of Incorporation, filed February 8, 2010, of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.240	Amendment No. 1, filed July 12, 2010, to the Amended and Restated Articles of Incorporation of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.241	Amendment No. 2, filed January 25, 2013, to the Amended and Restated Articles of Incorporation of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.242	Amended and Restated By-laws of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.243	Amended and Restated Articles of Incorporation, filed June 28, 2022, of Offshore Helicopter Support Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.244	Bylaws of Offshore Helicopter Support Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.245	Articles of Incorporation of Paravion Technology, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.246	By-laws of Paravion Technology, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.247	Articles of Incorporation, filed July 28, 1965, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.248	Articles of Amendment, filed November 9, 1973, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.249	Articles of Amendment, filed December 2, 1988, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.250	Articles of Amendment, filed August 21, 2000, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.251	Articles of Amendment, filed March 12, 2001, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.252	Articles of Amendment, filed October 29, 2007, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.253	Amended and Restated By-laws of Simplex Manufacturing Co., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
4.2	Indenture, dated as of June 9, 2016, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 14, 2016 (File No. 001-32833)
4.3	Indenture, dated as of May 8, 2018, among TransDigm UK Holdings plc, as issuer, TransDigm Group Incorporated and TransDigm Inc., as guarantors, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 14, 2018 (File No. 001-32833)
4.4	Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.5	Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.6	Indenture, dated as of November 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.7	Indenture, dated as of April 8, 2020, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 8.00% Senior Secured Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 8, 2020 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.8	Indenture, dated as of January 20, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.9	Indenture, dated as of April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.10	Form of Supplemental Indenture to Add New Guarantors	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
4.11	Form of TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 14, 2016 (File No. 001-32833)
4.12	Form of TransDigm UK Holdings plc’s 6.875% Senior Subordinated Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 14, 2018 (File No. 001-32833)
4.13	Form of TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.14	Form of TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.15	Form of TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.16	Form of TransDigm Inc.’s 8.00% Senior Secured Notes due 2025	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 8, 2020 (File No. 001-32833)
4.17	Form of TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.18	Form of TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.19	Description of Securities	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.1	Fifth Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.2	Option Agreement dated August 6, 2021 between the Company and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 10, 2021 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.3	Employment Agreement, dated July 27, 2018, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed July 30, 2018 (File No. 001-32833)
10.4	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.5	Second Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.6	Employment Agreement, dated October 28, 2013, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 29, 2013 (File No. 001-32833)
10.7	Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 27, 2015 (File No. 001-32833)
10.8	Second Amendment to Employment Agreement, dated July 30, 2018, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 3, 2018 (File No. 001-32833)
10.9	Amendment to Employment Agreement, dated November 16, 2021, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.10	Employment Agreement, dated November 10, 2018, between TransDigm Group Incorporated and Sarah Wynne*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.11	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Sarah Wynne*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.12	Employment Agreement, dated November 5, 2018, between TransDigm Group Incorporated and Halle Martin (fka Halle Terrion)*	Filed Herewith
10.13	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Halle Martin*	Filed Herewith
10.14	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1, filed March 13, 2006 (File No. 333-130483)
10.15	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)
10.16	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A, filed June 6, 2008 (File No. 001-32833)
10.17	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2019 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.18	TransDigm Group Incorporated 2019 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 4, 2019 (File No. 001-32833)
10.19	TransDigm Group Incorporated 2016 Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 10, 2016 (File No. 001-32833)
10.20	Form of Stock Option Agreement for options awarded in fiscal 2018*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
10.21	Form of Stock Option Agreement for options awarded in fiscal 2019*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.22	Form of Stock Option Agreement for options awarded in fiscal 2020*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)
10.23	Form of Stock Option Agreement for options awarded in fiscal 2021*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.24	Form of Stock Option Agreement for options awarded in fiscal 2022*	Filed Herewith
10.25	Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.26	Amendment to Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Filed Herewith
10.27	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.28	Amendment to Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Filed Herewith
10.29	Form of Amendment to Director Options to Effect Changes in Dividend Equivalent Payment Method*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.30	Amendment and Restatement Agreement, and Second Amendment and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
10.31	Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.32	Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.33	Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.34	Incremental Term Loan Assumption Agreement dated October 14, 2016 among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 14, 2016 (File No. 001-32833)
10.35	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 8, 2017 (File No. 001-32833)
10.36	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 24, 2017 (File No. 001-32833)
10.37	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 6, 2017 (File No. 001-32833)
10.38	Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 22, 2018 (File No. 001-32833)
10.39	Amendment No. 5, Incremental Assumption Agreement and Refinancing Facility Agreement, dated as of May 30, 2018, relating to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 31, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.40	Amendment No. 6 and Incremental Revolving Credit Assumption Agreement, dated as of March 14, 2019, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 14, 2019 (File No. 001-32833)
10.41	Amendment No. 7 and Refinancing Facility Agreement, dated as of February 6, 2020, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 6, 2020 (File No. 001-32833)
10.42	Amendment No. 8 and Loan Modification Agreement, dated as of May 24, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 25, 2021 (File No. 001-32833)
10.43	Amendment No. 9 and Incremental Revolving Credit Assumption Agreement, dated as of December 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed December 30, 2021 (File No. 001-32833)
10.44	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 6, 2013 (File No. 001-32833)
10.45	Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
10.46	First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.47	Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.48	Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic’s Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.49	Fourth Amendment to the Receivables Purchase Agreement dated as of August 4, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group**
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 7, 2015 (File No. 001-32833)
10.50	Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2017 (File No. 001-32833)
10.51	Tenth Amendment to the Receivables Purchase Agreement dated as of July 31, 2018, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
10.52	Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2019, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.53	Twelfth Amendment to the Receivables Purchase Agreement dated as of July 22, 2020, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.54	Thirteenth Amendment to the Receivables Purchase Agreement dated as of July 26, 2021, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.55	Fourteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2022, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Filed Herewith
21.1	Subsidiaries of TransDigm Group Incorporated	Filed Herewith
22.1	Listing of Subsidiary Guarantors	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2022.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Michael Lisman
Name:	Michael Lisman
Title:	Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	November 10, 2022
Kevin Stein
/s/ Michael Lisman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 10, 2022
Michael Lisman
/s/ Sarah Wynne	Chief Accounting Officer (Principal Accounting Officer)	November 10, 2022
Sarah Wynne
/s/ W. Nicholas Howley	Chairman	November 10, 2022
W. Nicholas Howley
/s/ David Barr	Director	November 10, 2022
David Barr
/s/ Jane Cronin	Director	November 10, 2022
Jane Cronin
/s/ Mervin Dunn	Director	November 10, 2022
Mervin Dunn
/s/ Michael Graff	Director	November 10, 2022
Michael Graff
/s/ Sean Hennessy	Director	November 10, 2022
Sean Hennessy
/s/ Gary E. McCullough	Director	November 10, 2022
Gary E. McCullough
/s/ Michele Santana	Director	November 10, 2022
Michele Santana
/s/ Robert Small	Director	November 10, 2022
Robert Small
/s/ John Staer	Director	November 10, 2022
John Staer

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2022
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
TransDigm Group Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three fiscal years in the period ended September 30, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 10, 2022 expressed an unqualified opinion thereon.
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
At September 30, 2022, the Company had goodwill and indefinite-lived intangible assets of $8.6 billion and $990 million, respectively. As discussed in Note 3 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of the fourth fiscal quarter, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company’s indefinite-lived intangible assets consist of acquired trademarks and trade names. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value. If the Company determines the qualitative assessment is not sufficient to conclude on whether it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The Company performed a quantitative assessment on the goodwill and indefinite-lived intangible assets at 13 of its reporting units. As part of the quantitative assessment, the Company determines the fair value of the reporting units and indefinite-lived intangible assets using a discounted cash flow valuation model.
Auditing management’s quantitative impairment assessment was complex and judgmental for certain of the 13 reporting units and their indefinite-lived intangible assets due to the significant estimation required to determine fair value. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, revenue growth rates and EBITDA margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment process, including controls over management’s review of the valuation model and the significant assumptions underlying the fair value determination, as described above.
To test the fair values of the Company’s reporting units and indefinite-lived intangible assets, our audit procedures included, among others, assessing the use of the discounted cash flow valuation model and testing the significant assumptions discussed above and underlying data used by the Company in its analyses for certain of the 13 reporting units and their indefinite-lived intangible assets evaluated using the quantitative assessment. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of certain assumptions selected by management in the determination of the fair values of certain of the 13 reporting units and their indefinite-lived intangible assets. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in fair values that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.

Cleveland, Ohio
November 10, 2022

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2022 AND 2021
(Amounts in millions, except share amounts)

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,001	$4,787
Trade accounts receivable—Net	967	791
Inventories—Net	1,332	1,185
Prepaid expenses and other	349	267
Total current assets	5,649	7,030
PROPERTY, PLANT AND EQUIPMENT—NET	807	770
GOODWILL	8,641	8,568
OTHER INTANGIBLE ASSETS—NET	2,750	2,791
OTHER	260	156
TOTAL ASSETS	$18,107	$19,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$76	$277
Short-term borrowings—trade receivable securitization facility	350	349
Accounts payable	279	227
Accrued and other current liabilities	721	810
Total current liabilities	1,426	1,663
LONG-TERM DEBT	19,369	19,372
DEFERRED INCOME TAXES	596	485
OTHER NON-CURRENT LIABILITIES	482	705
Total liabilities	21,873	22,225
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 60,049,685 and 59,403,100 at September 30, 2022 and September 30, 2021, respectively	1	1
Additional paid-in capital	2,113	1,830
Accumulated deficit	(3,914)	(3,705)
Accumulated other comprehensive loss	(267)	(248)
Treasury stock, at cost; 5,688,639 and 4,198,226 shares at September 30, 2022 and September 30, 2021, respectively	(1,706)	(794)
Total TD Group stockholders’ deficit	(3,773)	(2,916)
NONCONTROLLING INTERESTS	7	6
Total stockholders’ deficit	(3,766)	(2,910)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,107	$19,315
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Fiscal Years Ended September 30,
	2022	2021	2020
NET SALES	$5,429	$4,798	$5,103
COST OF SALES	2,330	2,285	2,456
GROSS PROFIT	3,099	2,513	2,647
SELLING AND ADMINISTRATIVE EXPENSES	748	685	727
AMORTIZATION OF INTANGIBLE ASSETS	136	137	169
INCOME FROM OPERATIONS	2,215	1,691	1,751
INTEREST EXPENSE—NET	1,076	1,059	1,029
REFINANCING COSTS	1	37	28
OTHER EXPENSE (INCOME)	18	(51)	(46)
GAIN ON SALE OF BUSINESSES—NET	(7)	(69)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,127	715	740
INCOME TAX PROVISION	261	34	87
INCOME FROM CONTINUING OPERATIONS	866	681	653
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	1	—	47
NET INCOME	867	681	700
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	(1)	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$866	$680	$699
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$780	$607	$514
Earnings per share attributable to TD Group common stockholders
Earnings per share from continuing operations—basic and diluted	$13.38	$10.41	$8.14
Earnings per share from discontinued operations—basic and diluted	0.02	—	0.82
Earnings per share	$13.40	$10.41	$8.96
Cash dividends declared per common share	$18.50	$—	$32.50
Weighted-average shares outstanding:
Basic and diluted	58.2	58.4	57.3
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Fiscal Years Ended September 30,
	2022	2021	2020
Net income	$867	$681	$700
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)
Net income attributable to TD Group	$866	$680	$699
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(379)	90	76
Unrealized gain (loss) on derivatives	352	73	(130)
Pension and postretirement benefit plans adjustment	8	(10)	32
Other comprehensive (loss) income, net of tax, attributable to TD Group	(19)	153	(22)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$847	$833	$677
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2019	57,623,311	$1	$1,379	$(3,120)	$(379)	(4,161,326)	$(775)	$10	$(2,884)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(6)	(6)
Special dividends and vested dividend equivalents declared	—	—	—	(1,864)	—	—	—	—	(1,864)
Accrued unvested dividend equivalents and other	—	—	—	(74)	—	—	—	—	(74)
Compensation expense recognized for employee stock options	—	—	86	—	—	—	—	—	86
Exercise of employee stock options	988,717	—	116	—	—	—	—	—	116
Stock repurchases under repurchase program	—	—	—	—	—	(36,900)	(19)	—	(19)
Net income attributable to TD Group	—	—	—	699	—	—	—	—	699
Foreign currency translation adjustment, net of tax	—	—	—	—	76	—	—	—	76
Unrealized loss on derivatives, net of tax	—	—	—	—	(130)	—	—	—	(130)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	32	—	—	—	32
BALANCE—September 30, 2020	58,612,028	$1	$1,581	$(4,359)	$(401)	(4,198,226)	$(794)	$4	$(3,968)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	2	2
Accrued unvested dividend equivalents and other	—	—	—	(26)	—	—	—	—	(26)
Compensation expense recognized for employee stock options	—	—	121	—	—	—	—	—	121
Exercise of employee stock options	791,072	—	128	—	—	—	—	—	128
Net income attributable to TD Group	—	—	—	680	—	—	—	—	680
Foreign currency translation adjustment, net of tax	—	—	—	—	90	—	—	—	90
Unrealized gain on derivatives, net of tax	—	—	—	—	73	—	—	—	73
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	(10)	—	—	—	(10)
BALANCE—September 30, 2021	59,403,100	$1	$1,830	$(3,705)	$(248)	(4,198,226)	$(794)	$6	$(2,910)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Special dividends and vested dividend equivalents declared	—	—	—	(1,045)	—	—	—	—	(1,045)
Accrued unvested dividend equivalents and other	—	—	—	(30)	—	—	—	—	(30)
Compensation expense recognized for employee stock options	—	—	151	—	—	—	—	—	151
Exercise of employee stock options	646,585	—	132	—	—	—	—	—	132
Stock repurchases under repurchase program	—	—	—	—	—	(1,490,413)	(912)	—	(912)
Net income attributable to TD Group	—	—	—	866	—	—	—	—	866
Foreign currency translation adjustment, net of tax	—	—	—	—	(379)	—	—	—	(379)
Unrealized gain on derivatives, net of tax	—	—	—	—	352	—	—	—	352
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	8	—	—	—	8
BALANCE—September 30, 2022	60,049,685	$1	$2,113	$(3,914)	$(267)	(5,688,639)	$(1,706)	$7	$(3,766)
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Fiscal Years Ended September 30,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$867	$681	$700
Income from discontinued operations, net of tax	(1)	—	(47)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116	115	114
Amortization of intangible assets and product certification costs	137	138	169
Amortization of debt issuance costs, original issue discount and premium	34	34	33
Amortization of inventory step-up	3	6	—
Amortization of loss contract reserves	(39)	(55)	(36)
Refinancing costs	1	37	28
Gain on sale of businesses, net	(7)	(69)	—
Non-cash stock compensation expense	153	129	93
Deferred income taxes	(22)	34	24
Foreign currency exchange (gains) losses	(40)	11	22
Gain on insurance proceeds from fire	—	(24)	—
Loss on settlement of the Esterline Retirement Plan (the “ERP”)	22	—	—
Contribution to the unfunded portion of the ERP	(16)	—	—
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(190)	(78)	352
Inventories	(134)	79	(62)
Income taxes payable (receivable)	58	(63)	(144)
Other assets	(56)	(33)	(16)
Accounts payable	58	3	(62)
Accrued interest	(21)	14	85
Accrued and other liabilities	25	(46)	(40)
Net cash provided by operating activities	948	913	1,213
INVESTING ACTIVITIES:
Capital expenditures	(119)	(105)	(105)
Acquisition of businesses, net of cash acquired	(437)	(963)	—
Net proceeds from sale of businesses	3	259	904
Insurance proceeds for fixed assets damaged from fire	—	24	—
Net cash (used in) provided by investing activities	(553)	(785)	799
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	132	128	116
Dividends and dividend equivalent payments	(1,091)	(73)	(1,928)
Repurchases of common stock	(912)	—	(19)
Proceeds from issuance of senior subordinated notes, net	—	1,932	4,114
Repayments of senior subordinated notes, net	—	(1,982)	(1,167)
Proceeds from revolving credit facility	—	200	200
Repayment on revolving credit facility	(200)	(200)	—
Repayment on term loans	(75)	(75)	(75)
Financing costs and other, net	(2)	—	(11)
Net cash (used in) provided by financing activities	(2,148)	(70)	1,230
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(33)	12	8
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,786)	70	3,250
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,787	4,717	1,467
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,001	$4,787	$4,717
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$1,057	$1,008	$923
Cash paid during the period for income taxes, net of refunds	$220	$83	$223
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED SEPTEMBER 30, 2022, 2021 AND 2020
1.    DESCRIPTION OF THE BUSINESS
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
2.    ACQUISITIONS AND DIVESTITURES
Acquisitions
DART Aerospace – On March 14, 2022, the Company entered into a definitive agreement to acquire all the outstanding stock of DART Aerospace (“DART”) for a total purchase price of $359 million, which is net of a working capital settlement received in the fourth quarter of fiscal 2022 of approximately $1 million. The acquisition was completed on May 25, 2022 and financed through existing cash on hand. DART operates from four primary facilities (Hawkesbury, Ontario, Canada; Portland, Oregon; Fort Collins, Colorado and Chihuahua, Mexico) and is a leading provider of highly engineered, unique helicopter mission equipment solutions that predominantly service civilian aircraft. The products are primarily proprietary with significant aftermarket content. DART's operating results are included within TransDigm's Airframe segment.
The Company accounted for the DART acquisition using the acquisition method and included the results of operations of the acquisition in its consolidated financial statements from the effective date of the acquisition. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. As of September 30, 2022, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the DART acquisition are subject to adjustment until the end of the respective measurement period. The allocation of the purchase price is preliminary and will likely change in future periods, perhaps materially, as fair value estimates of the assets acquired and liabilities assumed are finalized, including those related to deferred taxes and income taxes. The Company is in the process of finalizing a third-party valuation of certain intangible assets and tangible assets of DART. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could differ from future economic and market conditions. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the fiscal years ended September 30, 2022 or September 30, 2021 are not material and, accordingly, are not provided.

The allocation of the estimated fair value of assets acquired and liabilities assumed in the DART acquisition as of the May 25, 2022 acquisition date is summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$16	$(1)	$15
Inventories	33	—	33
Prepaid expenses and other	4	1	5
Property, plant and equipment	9	—	9
Goodwill	236	(34)	202	(1)
Other intangible assets	112	36	148	(1)
Other	8	—	8
Total assets acquired (excluding cash)	418	2	420
Liabilities assumed:
Accounts payable	4	—	4
Accrued and other current liabilities	11	2	13
Deferred income taxes	35	1	36
Other non-current liabilities	8	—	8
Total liabilities assumed	58	3	61
Net assets acquired	$360	$(1)	$359

(1)The Company expects that none of the approximately $202 million of goodwill and $148 million of other intangible assets recognized for the acquisition will be deductible for tax purposes.
(2)Measurement period adjustments primarily related to the adjustments in the fair values of the acquired other intangible assets from the third-party valuation. The offset was to goodwill.
Extant Aerospace Acquisitions – For the fiscal year ended September 30, 2022, the Company's Extant Aerospace subsidiary, which is included in TransDigm’s Power & Control segment, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $88 million, of which $78 million was paid via existing cash on hand and $10 million was accrued as a component of accrued and other current liabilities in the consolidated balance sheet as of September 30, 2022. The allocation of the purchase prices is preliminary and will likely change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $57 million of goodwill and all of the approximately $37 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years. Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the fiscal years ended September 30, 2022 or September 30, 2021, are not material and, accordingly, are not provided. Acquisitions completed by the Company’s Extant Aerospace subsidiary in fiscal 2021 and fiscal 2020 were not material.
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

The Company accounted for the CAC acquisition using the acquisition method of accounting and third-party valuation appraisals and included the results of operations of the acquisition in its consolidated financial statements from the effective dates of the acquisition. The total purchase price of CAC was allocated to the underlying assets acquired and liabilities assumed based upon the respective fair value at the dates of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The fair values of acquired intangibles and certain liabilities, such as loss contract reserves, are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions used to determine the fair values of acquired intangible assets include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue growth rates, EBITDA margins, royalty rates and technology obsolescence rates. Significant assumptions used to determine the fair value of the loss contract reserves using the discounted cash flow model include discount rates and forecasted costs to be incurred under the long-term contracts and at-market bid prices for respective contracts. These assumptions are forward looking and could differ from future economic and market conditions.
The final allocation of the fair value of assets acquired and liabilities assumed in the CAC acquisition as of the acquisition dates, as well as measurement period adjustments recorded within the permissible one year measurement period, are summarized in the table below (in millions):

	Preliminary	Measurement Period	Final
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$31	$1	$32
Inventories	27	2	29
Prepaid expenses and other	10	(3)	7
Property, plant and equipment	18	3	21
Goodwill	636	61	697	(1)
Other intangible assets	309	15	324	(1)
Other	34	(3)	31
Total assets acquired (excluding cash)	1,065	76	1,141
Liabilities assumed:
Accounts payable	15	3	18
Accrued and other current liabilities	38	6	44
Deferred income taxes	38	(7)	31
Other non-current liabilities	29	74	103
Total liabilities assumed	120	76	196
Net assets acquired	$945	$—	$945

(1)Of the approximately $697 million of goodwill recognized for the acquisition, approximately $65 million is deductible for tax purposes. Of the approximately $324 million of other intangible assets recognized for the acquisition, approximately $105 million is deductible for tax purposes. The goodwill and other intangible assets are deductible over 15 years.
(2)Primarily relates to the recording of loss contract reserves within accrued and other current liabilities and other non-current liabilities associated with acquired ongoing long-term contracts with customers that were incurring negative gross margins as of the date of acquisition. The offset was to goodwill. Based on our review of these contracts, we concluded that the terms of certain contracts were unfavorable when compared to market terms as of the acquisition date. The loss contract reserves, totaling $80.6 million, will be released over an estimated three to five year period. As of September 30, 2022 and 2021, $52.1 million and $75.7 million remains reserved for.
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
The net gain on sale recognized in fiscal 2021 as a result of the ScioTeq and TREALITY and TAC divestitures was approximately $68 million, which was classified as a component of gain on sale of businesses-net within the consolidated statements of income. During the second quarter of fiscal 2022, the Company received approximately $3 million in cash proceeds related to a final working capital settlement for the ScioTeq and TREALITY divestiture. These proceeds are classified as a component of gain on sale of businesses-net in the consolidated statements of income.
Racal Acoustics – On January 29, 2021, TransDigm completed the divestiture of the Racal Acoustics business (“Racal”) to Invisio Communications AB for approximately $20 million in cash. Racal was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment. The gain on sale recognized in fiscal 2021 as a result of the divestiture is not material and was classified as a component of gain on sale of businesses-net in the consolidated statements of income.
Avista, Inc. – On November 17, 2020, TransDigm completed the divestiture of the Avista, Inc. business (“Avista”) to Belcan, LLC for approximately $8 million in cash. Avista was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Airframe segment. The gain on sale recognized in fiscal 2021 as a result of the divestiture was not material and is classified as a component of gain on sale of businesses-net in the consolidated statements of income.
Souriau-Sunbank Connection Technologies – On December 20, 2019, TransDigm completed the divestiture of the Souriau-Sunbank Connection Technologies business (“Souriau-Sunbank”) to Eaton Corporation plc (“Eaton”) for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment. Refer to Note 23, “Discontinued Operations” for additional information.
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation – The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP and include the accounts of TD Group and subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications within the notes to the consolidated financial statements have been made to the prior year amounts to conform to the current year presentation, none of which are material.
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
Shipping and Handling Costs – Shipping and handling costs are included in cost of sales in the consolidated statements of income.
Research and Development Costs – The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the fiscal years ended September 30, 2022, 2021 and 2020 was approximately $94.9 million, $105.6 million, and $130.9 million, respectively.
Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Credit Losses – The Company's allowance for credit losses is the allowance for uncollectible accounts. The allowance for uncollectible accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. The Company’s method for developing its allowance for credit losses is based on historical write-off experience, the aging of receivables, an assessment of the creditworthiness of customers, economic conditions and other external market information. The allowance also incorporates a provision for the estimated impact of disputes with customers. All provisions for allowances for uncollectible accounts are included in selling and administrative expenses. The determination of the amount of the allowance for uncollectible accounts is subject to judgment and estimation by management. If circumstances change or economic conditions deteriorate or improve, the allowance for uncollectible accounts could increase or decrease. Refer to Note 7, “Trade Accounts Receivable,” for further information.
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
Property, Plant and Equipment – Property, plant and equipment are stated at cost and include improvements which significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation is computed using the straight-line method over the following estimated useful lives: land improvements from 10 to 20 years, buildings and improvements from 5 to 30 years, machinery and equipment from 2 to 10 years and furniture and fixtures from 3 to 10 years. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur. Routine maintenance, repairs and replacements are expensed as incurred. Amortization expense of assets accounted for as finance leases is included within depreciation expense.
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
Debt Issuance Costs, Premiums and Discounts – The cost of obtaining financing as well as premiums and discounts are amortized using the effective interest method over the terms of the respective obligations as a component of interest expense within the consolidated statements of income. Debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the related debt liabilities. Refer to Note 12, “Debt,” for further details.
Financial Instruments – Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s variable rate debt to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate volatility on future interest expense. These agreements involve the receipt of variable rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under U.S. GAAP.
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
For the interest rate swap and cap agreements and the foreign currency forward contracts designated as cash flow hedges, the effective portion of the gain or loss from the financial instruments is reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense-net in the consolidated statements of income. As the foreign currency forward exchange contracts are used to manage foreign currency exposure primarily arising from sales to third parties, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in net sales in the consolidated statements of income. The cash flows from settled contracts are recognized in net cash provided by operating activities in the consolidated statements of cash flows. Refer to Note 21, “Derivatives and Hedging Activities,” for further details.

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
U.S. GAAP requires that the annual, and any interim, impairment assessment be performed at the reporting unit level. Our reporting units have been identified at the operating unit level, which is one level below our operating segments. Substantially all goodwill was determined and recognized for each reporting unit pursuant to the accounting for the merger or acquisition as of the date of each transaction. With respect to acquisitions integrated into an existing reporting unit, any acquired goodwill is combined with the goodwill of the reporting unit.
The impairment test for indefinite lived intangible assets consists of a comparison between their fair values and carrying values. If the carrying amounts of intangible assets that have indefinite useful lives exceed their fair values, an impairment loss will be recognized in an amount equal to the sum of any such excesses.
The Company had 47 reporting units with goodwill and 44 reporting units with indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2022, the date of the annual impairment test. Based on its initial qualitative assessment over each of the reporting units, the Company identified 13 reporting units to test for impairment using a quantitative test for both goodwill and indefinite-lived intangible assets. The 13 reporting units selected for quantitative testing have higher commercial aerospace content and, as a result, have been more adversely impacted by the COVID-19 pandemic. The estimated fair values of each of these reporting units and other indefinite-lived intangible assets were in excess of their respective carrying values. The Company performed a sensitivity analysis on certain company-specific projected data, specifically earnings before taxes and net sales, which are significant assumptions in the discounted cash flow valuation model to determine estimated fair value. With a ten percentage point decrease in earnings before taxes and net sales data, all of the reporting units would continue to have fair values in excess of their respective carrying values of goodwill and other indefinite-lived intangible assets. As a result of the impairment testing performed as of the first day of the fourth quarter, no indefinite-lived intangible assets or goodwill was determined to be impaired. As economic and market conditions have not changed significantly since the first day of the fourth quarter, this conclusion remains appropriate as of September 30, 2022.

The Company assesses the recoverability of its amortizable intangible assets only when indicators of impairment are present by determining whether the carrying value can be recovered through projected, undiscounted cash flows from future operations over their remaining lives. Amortization of amortizable intangible assets is computed using the straight-line method over the following estimated useful lives: technology from 20 to 22 years, order backlog from 1 to 1.5 years, customer relationships over 20 years and other intangible assets over 20 years. No indicators of impairment on the amortizable intangible assets were identified in fiscal 2022.
Stock-Based Compensation – The Company records stock-based compensation expense using the Black-Scholes pricing model based on certain valuation assumptions. Compensation expense is recorded over the vesting periods of the stock options, adjusted for expected forfeitures. The Company has classified stock-based compensation primarily within selling and administrative expenses to correspond with the classification of employees that receive stock option grants. The Company also evaluates any subsequent changes to the respective option holders terms under the modification rules of ASC 718. If determined to be a modification, the Black-Scholes pricing model is updated as of the date of the modification resulting in a cumulative catch up to expense, if necessary. Refer to Note 18, “Stock-Based Compensation,” for further information.
Income Taxes – The provision for income taxes is calculated using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax effect of temporary differences between the financial statement carrying amount of assets and liabilities and the amounts used for income tax purposes and for certain changes in valuation allowances. Valuation allowances are recorded to reduce certain deferred tax assets when, in our estimation, it is more likely than not that a tax benefit will not be realized. We recognize uncertain tax positions when we have determined it is more likely than not that a tax position will be sustained upon examination. However, new information may become available, or applicable laws or regulations may change, thereby resulting in a favorable or unfavorable adjustment to amounts recorded. Refer to Note 14, “Income Taxes,” for further information.
Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Comprehensive Income (Loss) – The term “comprehensive income (loss)” represents the change in stockholders’ equity (deficit) from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s accumulated other comprehensive income or loss, consisting principally of fair value adjustments to its interest rate swap and cap agreements (net of tax), cumulative foreign currency translation adjustments and pension liability adjustments (net of tax), is reported separately in the accompanying consolidated statements of comprehensive income.
Foreign Currency Translation and Transactions – The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average monthly exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from translation of financial statements, including gains and losses from certain intercompany transactions, are accumulated as a separate component of other comprehensive income (loss) for the period. Foreign currency (gains) or losses recognized in cost of sales on the consolidated statements of income from changes in exchange rates were ($39.7) million, $10.9 million and $22.0 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
Earnings per Share – Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in cash dividends (“participating securities”). Our vested stock options are considered “participating securities” because they include non-forfeitable rights to cash dividends. In applying the two-class method, earnings are allocated to both common shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method. Contingently issuable shares are not included in earnings per share until the period in which the contingency is satisfied. Refer to Note 6, “Earnings Per Share,” for further information.
Pension Benefits – The Company accounts for net periodic pension benefit cost (income) using the end of the fiscal year as our measurement date. Management selects appropriate assumptions including the discount rate, rate of increase in future compensation levels and assumed long-term rate of return on plan assets. The assumptions are based upon historical results, the current economic environment and reasonable expectations of future events. Actual results which vary from our assumptions are accumulated and amortized over future periods, and accordingly, are recognized in expense in these periods. Significant differences between the assumptions and actual experience or significant changes in assumptions could impact the pension costs and the pension obligation. Refer to Note 13, “Retirement Plans,” for further information.

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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform." Certain amendments were provided for in ASU 2021-01, “Reference Rate Reform (ASC 848): Scope,” which was issued in January 2021. This ASU provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The amendments in this ASU are effective through December 31, 2022. The Company is evaluating the impact of reference rate reform on our existing Credit Agreement and our interest rate swap and cap agreements. To the extent that, prior to December 31, 2022, the Company enters into any transactions for which the optional practical expedients permissible under ASC 848 are applied, the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements and disclosures. The Company continues to monitor for future amendments, such as the current proposal by the FASB to defer the sunset date of reference rate reform relief to December 31, 2024.
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
In fiscal 2022, 2021 and 2020, no customer individually accounted for 10% or more of the Company’s net sales.
Net sales to foreign customers, primarily in Western Europe, Canada and Asia, were $1.9 billion during the fiscal year ended 2022 and $1.7 billion during the fiscal years ended 2021 and 2020, respectively.
Contract Assets and Liabilities – Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing or reimbursable costs related to a specific contract. Contract liabilities (Deferred revenue) relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. The following table summarizes our contract assets and liabilities balances (in millions):

	September 30, 2022	September 30, 2021
Contract assets, current (1)	$119	$70
Contract assets, non-current (2)	1	2
Total contract assets	120	72
Contract liabilities, current (3)	45	25
Contract liabilities, non-current (4)	9	5
Total contract liabilities	54	30
Net contract assets	$66	$42

(1)Included in prepaid expenses and other on the consolidated balance sheets.
(2)Included in other non-current assets on the consolidated balance sheets.
(3)Included in accrued and other current liabilities on the consolidated balance sheets.
(4)Included in other non-current liabilities on the consolidated balance sheets.
The increase in the Company's total contract assets during fiscal 2022 primarily is due to the timing and status of work in process and/or milestones of certain contracts. The increase in the Company's total contract liabilities during fiscal 2022 primarily is due to the receipt of advance payments as well as the contract liabilities of DART, which was acquired in May 2022.
For the fiscal year ended September 30, 2022, the revenue recognized that was previously included in contract liabilities was not material.
Refer to Note 17, “Segments,” for disclosures related to the disaggregation of revenue.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Fiscal Years Ended September 30,
	2022	2021	2020
Numerator for earnings per share:
Income from continuing operations	$866	$681	$653
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)
Net income from continuing operations attributable to TD Group	865	680	652
Less: Dividends paid on participating securities	(86)	(73)	(185)
Income from discontinued operations, net of tax	1	—	47
Net income applicable to TD Group common stockholders—basic and diluted	$780	$607	$514
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	54.8	54.8	53.9
Vested options deemed participating securities	3.4	3.6	3.4
Total shares for basic and diluted earnings per share	58.2	58.4	57.3

Earnings per share from continuing operations—basic and diluted	$13.38	$10.41	$8.14
Earnings per share from discontinued operations—basic and diluted	0.02	—	0.82
Earnings per share	$13.40	$10.41	$8.96
7.    TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable consist of the following (in millions):

	September 30, 2022	September 30, 2021
Trade accounts receivable—gross	$1,002	$821
Allowance for uncollectible accounts	(35)	(30)
Trade accounts receivable—Net	$967	$791
At September 30, 2022, one customer individually accounted for approximately 10% of the Company’s trade accounts receivable-gross. In addition, approximately 40% of the Company’s trade accounts receivable-gross was due from entities that operate principally outside of the United States - primarily in Western Europe, Canada and Asia. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.
The increase in the allowance for uncollectible accounts for the fiscal year ended September 30, 2022 is primarily related to an increase in the estimate for credit losses on accounts receivable for certain non-U.S. customers and certain customers impacted by the Russia and Ukraine conflict. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.
Refer to Note 3, “Summary of Significant Accounting Policies,” for additional information regarding the Company’s allowance for uncollectible accounts.
8.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2022	September 30, 2021
Raw materials and purchased component parts	$959	$850
Work-in-progress	359	322
Finished goods	210	207
Total	1,528	1,379
Reserves for excess and obsolete inventory	(196)	(194)
Inventories—Net	$1,332	$1,185

9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2022	September 30, 2021
Land and improvements	$103	$103
Buildings and improvements	461	409
Machinery, equipment and other	945	832
Construction-in-progress	78	61
Total	1,587	1,405
Accumulated depreciation	(780)	(635)
Property, plant and equipment—Net	$807	$770
10.    INTANGIBLE ASSETS
Other intangible assets-net in the consolidated balance sheets consist of the following at September 30 (in millions):

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks & trade names	$990	$—	$990	$983	$—	$983
Technology	2,054	780	1,274	2,009	679	1,330
Order backlog	7	3	4	16	11	5
Customer relationships	580	104	476	545	78	467
Other	9	3	6	18	12	6
Total	$3,640	$890	$2,750	$3,571	$780	$2,791
As disclosed in Note 2, “Acquisitions and Divestitures,” the estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting and is subject to adjustment upon completion of the third-party valuation for certain acquisitions. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the fiscal year ended September 30, 2022 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$259
Trademarks and trade names	26
	285
Intangible assets subject to amortization:
Technology	89	20 years
Order backlog	5	1.5 years
Customer relationships	65	20 years
	159
Total	$444
Information regarding the amortization expense of amortizable intangible assets is detailed below (in millions):
Annual Amortization Expense:

Fiscal Years Ended September 30,
2022	$136
2021	137
2020	169

Estimated Amortization Expense:

Fiscal Years Ended September 30,
2023	$137
2024	135
2025	134
2026	134
2027	134
The following is a summary of changes in the carrying value of goodwill by segment for the fiscal years ended September 30, 2021 and 2022 were as follows (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2020	$4,141	$3,647	$101	$7,889
Goodwill acquired during the period	9	694	—	703
Goodwill divested during the period	(4)	(32)	(8)	(44)
Currency translation adjustments and other	3	17	—	20
Balance at September 30, 2021	4,149	4,326	93	8,568
Goodwill acquired during the period	57	202	—	259
Purchase price allocation adjustments (1)	—	3	—	3
Currency translation adjustments and other	(51)	(138)	—	(189)
Balance at September 30, 2022	$4,155	$4,393	$93	$8,641

(1)Primarily related to opening balance sheet adjustments recorded from the acquisition of CAC up to the expiration of the one year measurement period in January 2022.
11.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in millions):

	September 30, 2022	September 30, 2021
Interest	$170	$191
Compensation and related benefits	168	167
Contract liabilities, current (Note 5)	45	25
Loss contract reserves	40	46
Dividend equivalent payments, current (Note 18)	39	46
Product warranties	26	29
Environmental and other litigation reserves (Note 15)	25	14
Current operating lease liabilities (Note 19)	18	20
Foreign currency forward exchange contracts (Note 21)	11	4
Interest rate swap agreements (Note 21)	—	100
Other	179	168
Accrued and other current liabilities	$721	$810

12.    DEBT
The Company’s debt consists of the following (in millions):

	September 30, 2022
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,298	$(29)	$(13)	$7,256
8.00% senior secured notes due 2025 (“2025 Secured Notes”)	1,100	(6)	—	1,094
6.375% senior subordinated notes due 2026 (“6.375% 2026 Notes”)	950	(4)	—	946
6.875% senior subordinated notes due 2026 (“6.875% 2026 Notes”)	500	(3)	(2)	495
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(35)	3	4,368
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(3)	—	547
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(15)	—	2,635
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(9)	—	1,191
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(6)	—	744
Government refundable advances	23	—	—	23
Finance lease obligations	146	—	—	146
	19,567	(110)	(12)	19,445
Less: current portion	77	(1)	—	76
Long-term debt	$19,490	$(109)	$(12)	$19,369

	September 30, 2021
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$7,374	$(39)	$(17)	$7,318
Revolving credit facility	200	—	—	200
2025 Secured Notes	1,100	(7)	—	1,093
6.375% 2026 Notes	950	(5)	—	945
6.875% 2026 Notes	500	(4)	(2)	494
2026 Secured Notes	4,400	(45)	4	4,359
7.50% 2027 Notes	550	(4)	—	546
5.50% 2027 Notes	2,650	(18)	—	2,632
4.625% 2029 Notes	1,200	(10)	—	1,190
4.875% 2029 Notes	750	(7)	—	743
Government refundable advances	29	—	—	29
Finance lease obligations	100	—	—	100
	19,803	(139)	(15)	19,649
Less: current portion	278	(1)	—	277
Long-term debt	$19,525	$(138)	$(15)	$19,372
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
The Company capitalized $0.2 million representing debt issuance costs associated with Amendment No. 9 during the fiscal year ended September 30, 2022.

Trade Receivable Securitization Facility
The Company’s trade receivable securitization facility (the “Securitization Facility”) effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs.
On July 25, 2022, the Company amended the Securitization Facility to, among other things, extend the maturity date to July 25, 2023 and bear interest at a rate of SOFR plus 1.30%, compared to the interest rate of LIBOR plus 1.20% that applied prior to the amendment. As of September 30, 2022, the Company has borrowed $350 million under the Securitization Facility, which is fully drawn. At September 30, 2022, the applicable interest rate was 3.84%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Government Refundable Advances
Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of September 30, 2022 and 2021, the outstanding balance of these advances were $23 million and $29 million, respectively.
Obligations under Finance Leases
The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $146 million and $100 million at September 30, 2022 and 2021, respectively. The increase in fiscal 2022 is attributable to certain lease renewals and amendments qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 19, “Leases,” for further disclosure of the Company’s lease obligations.
Senior Secured Term Loans Facility
As of September 30, 2022 and 2021, TransDigm had $7,298 million and $7,374 million in fully drawn term loans (the “Term Loans Facility”) and $810 million in revolving commitments, of which $779 million and $529 million was available to the Company as of September 30, 2022 and 2021, respectively, subject to an interest rate of 2.50% per annum. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum. The increase in available revolving commitments is due to the Company’s October 2021 repayment of $200 million from a previous draw. The Term Loans Facility consists of three tranches of term loans as follows (in millions):

Term Loans Facility	Maturity Date	Interest Rate	Aggregate Principal as of September 30,
			2022	2021
Tranche E	May 30, 2025	LIBOR plus 2.25%	$2,155	$2,177
Tranche F	December 9, 2025	LIBOR plus 2.25%	$3,418	$3,454
Tranche G	August 22, 2024	LIBOR plus 2.25%	$1,725	$1,743
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, two, three or six-month (or to the extent agreed to by each relevant lender, nine or twelve-month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR related to Tranche E, Tranche F and Tranche G term loans are not subject to a floor. At September 30, 2022 and 2021, the applicable interest rates for all existing tranches (which excludes the impact of our interest rate swaps and caps) were 5.92% and 2.33%, respectively, with the increase due to higher LIBOR particularly in the second half of fiscal 2022. Refer to Note 21, “Derivatives and Hedging Activities,” for information about how our interest rate swaps and cap agreements are used to hedge and offset, respectively, the variable interest rates on the credit facility.

Refinancing Costs
Refinancing costs were not material in fiscal 2022. During the fiscal year ended September 30, 2021, the Company expensed refinancing costs of $37 million, primarily representing the early redemption premium paid in connection with the repurchase of the $1,200 million 6.50% senior subordinated notes due 2024 (the “2024 Notes”) and $750 million 6.50% senior subordinated notes due 2025 (the “2025 Notes”), and also the execution of Amendment No. 8 and Loan Modification Agreement. During the fiscal year ended September 30, 2020, the Company expensed refinancing costs of $28 million primarily representing the early redemption premium paid in connection with the repurchase of the $1,150 million 6.00% senior subordinated notes due 2022 (the “2022 Notes”), and also the execution of Amendment No. 7 and the Refinancing Facility Agreement.
Secured Notes
TransDigm Inc.’s 2025 Secured Notes and 2026 Secured Notes (collectively, the “Secured Notes”) jointly and severally guaranteed, on a senior basis, by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable Indentures. The Secured Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the Secured Notes.
Subordinated Notes
TransDigm Inc.'s 6.375% 2026 Notes, 7.50% 2027 Notes, 5.50% 2027 Notes, 4.625% 2029 Notes, and 4.875% 2029 Notes (collectively, the “TransDigm Inc. Notes”) are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable Indenture. TransDigm UK's 6.875% 2026 Notes (along with the TransDigm Inc. Notes are referred to collectively as the “Notes”) are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm Inc. and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable Indenture. The Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the Notes.
Debt Repayment Schedule
At September 30, 2022, future maturities of long-term debt (including finance leases) are as follows (in millions):

Fiscal Years Ended September 30,
2023	$77
2024	1,770
2025	2,150
2026	10,269
2027	557
Thereafter	4,744
Total	$19,567

13.    RETIREMENT PLANS
The Company maintains certain non-contributory defined benefit pension plans (collectively, referred to as the “pension plans”) covering eligible employees in the U.S. and in other certain countries such as Canada, France, Germany and the United Kingdom. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings. The Company’s funding policy is to contribute actuarial-determined amounts allowable under tax and statutory regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans. The Company also sponsors other post-retirement pension plans for its employees in the U.S. and in Canada (collectively, referred to as the “post-retirement pension plans”). Other post-retirement pension plans are non-contributory health care and life insurance plans.
Net periodic pension benefit cost (income) for the pension plans at the end of each fiscal year consisted of the following (in millions):

	Defined Benefit Pension Plans
	2022		2021		2020
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$—	$3	$2	$5	$9	$6
Interest cost	4	4	6	5	10	5
Expected return on plan assets	(6)	(7)	(19)	(7)	(19)	(8)
Amortization of net loss	—	1	1	2	1	1
Curtailment/settlements loss (gain) (1)	22	—	—	(2)	(1)	(1)
Net periodic pension benefit cost (income)	$20	$1	$(10)	$3	$—	$3

(1)Effective June 30, 2021, the Company terminated the Esterline Technologies Retirement Plan (the “ERP”) in accordance with IRS regulations. Pension obligations were distributed through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract. Approximately $107 million in lump sum payments (using existing plan assets) were made during the fiscal year ended September 30, 2022. During the third quarter of fiscal 2022, the Company transferred the remaining benefit obligations of approximately $188 million to an insurance company in order to purchase a group annuity contract which began paying plan benefits in September 2022. The Company made a final cash contribution of approximately $16 million during the third quarter of fiscal 2022 as part of the group annuity purchase. A settlement charge of approximately $22 million, which included $6 million in unrecognized actuarial losses previously recorded as a component of accumulated other comprehensive loss, net of tax, was recorded as a component of other expense (income) in the consolidated statements of income in fiscal 2022.
Net periodic pension benefit cost for the post-retirement pension plans was less than $1 million for each of the fiscal years ended 2022, 2021 and 2020. The components of net periodic pension benefit cost other than service cost are included in other expense (income) in the consolidated statements of income.

The changes in benefit obligations and plan assets, funded status and amounts recognized in the consolidated balance sheets and accumulated other comprehensive income for defined benefit pension and post-retirement plans at September 30, 2022 and 2021, were as follows (in millions):

	Defined Benefit Pension Plans				Post-Retirement Pension Plans
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Benefit Obligations
Beginning balance	$351	$224	$366	$248	$2	$12	$1	$14
Currency translation adjustment	—	(21)	—	10	—	(1)	—	1
Service cost	—	3	2	5	—	—	—	1
Interest cost	4	4	6	5	—	—	—	—
Plan participant contributions	—	—	—	1	—	—	—	—
Actuarial gain	(30)	(53)	—	(11)	—	(2)	—	(3)
Curtailments	—	—	—	(4)	—	—	—	—
Settlements	(295)	—	(8)	(1)	—	—	—	—
Divestitures	—	—	—	(20)	—	—	—	—
Other adjustments	—	—	1	—	—	—	1	—
Benefits paid	(15)	(9)	(16)	(9)	—	(1)	—	(1)
Ending balance	$15	$148	$351	$224	$2	$8	$2	$12
Plan Assets - Fair Value
Beginning balance	$341	$206	$342	$204	$—	$—	$—	$—
Currency translation adjustment	—	(18)	—	9	—	—	—	—
Realized and unrealized (loss) gain on plan assets	(39)	(49)	22	14	—	—	—	—
Plan participant contributions	—	—	—	1	—	—	—	—
Company contributions	17	3	—	8	—	1	—	1
Settlements	(295)	—	(8)	(1)	—	—	—	—
Divestitures	—	—	—	(20)	—	—	—	—
Other adjustments	—	—	1	—	—	—	—	—
Benefits paid	(15)	(9)	(16)	(9)	—	(1)	—	(1)
Ending balance	$9	$133	$341	$206	$—	$—	$—	$—
Funded Status
Fair value of plan assets	$9	$133	$341	$206	$—	$—	$—	$—
Benefit obligations	(15)	(148)	(351)	(224)	(2)	(8)	(2)	(12)
Net amount recognized	$(6)	$(15)	$(10)	$(18)	$(2)	$(8)	$(2)	$(12)
Amount Recognized on Consolidated Balance Sheets
Other assets	$—	$6	$—	$6	$—	$—	$—	$—
Accrued and other current liabilities	(1)	(1)	(3)	—	—	(1)	—	(1)
Other non-current liabilities	(5)	(20)	(7)	(24)	(2)	(7)	(2)	(11)
Net amount recognized	$(6)	$(15)	$(10)	$(18)	$(2)	$(8)	$(2)	$(12)
Amounts Recognized in Accumulated Other Comprehensive Loss (Income)
Net loss (gain)	$3	$12	$10	$14	$(1)	$(4)	$(1)	$(2)
Prior service cost	—	2	1	1	1	—	1	—
Ending balance	$3	$14	$11	$15	$—	$(4)	$—	$(2)
The accumulated benefit obligation for all pension plans was $157.8 million and $567.8 million as of September 30, 2022 and September 30, 2021, respectively. The decrease to the accumulated benefit obligation during the current year primarily relates to the settlement of the ERP.

Estimated future benefit payments expected to be paid from the pension and post-retirement pension plans or from the Company’s assets are as follows (in millions):

Fiscal Years Ended September 30,
2023	$12
2024	12
2025	12
2026	12
2027	13
2028 - 2032	66
There is an expected funding requirement of $2.1 million in fiscal 2023 for the non-U.S. pension plans maintained by the Company. There is no expected funding requirement in fiscal 2023 for the U.S. pension plans.

	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans
Principal assumptions as of year end	2022	2021	2022	2021
Discount rate	4.29%	2.56%	4.90%	2.40%
Rate of increase in future compensation levels	N/A (1)	N/A (1)	3.38%	3.06%
Assumed long-term rate of return on plan assets	2.64%	5.74%	3.55%	3.20%

(1)As a result of the plan freeze to the ERP for all future benefit accruals and participation by new or rehired employees on or after January 1, 2021, the assumed rate of increase in future compensation levels was not applicable as of September 30, 2022 and 2021, as pay increases are not valued once a defined benefit pension plan is frozen. The ERP settlement occurred in fiscal 2022.

	U.S. Post-Retirement Pension Plans		Non-U.S. Post-Retirement Pension Plans
Principal assumptions as of year end	2022	2021	2022	2021
Discount rate	3.94%	2.36%	5.06%	2.87%
Initial weighted average health care trend rate	6.00%	7.30%	5.60%	5.70%
Ultimate weighted average health care trend rate	6.00%	6.00%	4.20%	4.20%
The Company uses discount rates developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $1.1 million or increased $8.4 million, respectively. Had the discount rate increased or decreased by 25 basis points, fiscal 2022 net periodic benefit cost for the pension plans would have increased $1.8 million or $2.1 million, respectively. In determining the expected long-term rate of return on the defined benefit pension plans’ assets, the Company considers the historical rates of return, the nature of investments, the asset allocation, and expectations of future investment strategies. Had the expected return on assets increased or decreased by 25 basis points, fiscal 2022 net periodic benefit cost would have increased $1.4 million or $2.5 million, respectively. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2023.
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

Allocations by investment type are as follows:

		Actual
Plan assets allocation as of fiscal year end:	Target	2022	2021
Return-seeking assets (e.g., equity securities and real estate)	35%-70%	42.0%	20.7%
Fixed-income securities (e.g., debt securities)	30%- 65%	57.6%	78.3%
Cash	—%	0.4%	1.0%
Total		100.0%	100.0%
Due to the freeze and subsequent termination of the ERP that occurred during fiscal 2021, management approved changes to the Plan’s investment policy to align our pension plan assets with our projected benefit obligation to reduce volatility by targeting an investment strategy of approximately 85% to 95% in fixed-income securities and up to approximately 20% in return-seeking assets, consisting of primarily equity securities and real estate. Once the settlement of the ERP occurred, the targets were revised to be in line with those used prior to the termination of the ERP.
The following table presents the fair value of the Company’s pension plan assets as of September 30, 2022, by asset category segregated by level within the fair value hierarchy, as described in Note 20, “Fair Value Measurements” (in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Total
Investments measured at fair value by category: (5)
Return-seeking assets: (1)
U.S. equity securities	$4	$—	$4
Non-U.S. equity securities	21	—	21
Fixed-income securities: (2)
Non-U.S. foreign commercial and government bonds	—	41	41
Cash and cash equivalents (3)	1	—	1
	$26	$41	$67
Investments measured at net asset value by category: (4)
Return-seeking assets: (1)
Commingled trust funds - Non-U.S. securities			27
Non-U.S. equity securities			7
Fixed-income securities: (2)
U.S corporate bonds			2
Non-U.S. corporate bonds			18
Non-U.S. foreign commercial and government bonds			21
Total			$142

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
Defined Contribution Plans
The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s U.S. employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the fiscal years ended September 30, 2022, 2021 and 2020 was approximately $30.2 million, $28.3 million and $25.3 million, respectively.
14.    INCOME TAXES
The Company’s income from continuing operations before income taxes includes the following components for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2022	2021	2020
United States	$882	$516	$635
Foreign	245	199	105
	$1,127	$715	$740

The Company’s income tax provision (benefit) on income from continuing operations consists of the following for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2022	2021	2020
Current
Federal	$194	$(21)	$26
State	27	14	3
Foreign	62	7	34
	283	—	63
Deferred
Federal	(17)	7	29
State	(8)	(2)	3
Foreign	3	29	(8)
	(22)	34	24
	$261	$34	$87
A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods shown below is as follows:

	Fiscal Years Ended September 30,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
Changes in valuation allowances impacting results (1)	5.5%	(8.2)%	4.2%
Federal deemed inclusion amounts	1.5%	1.7%	0.4%
Withholding taxes	1.2%	0.2%	0.3%
Gain on sale of businesses	(0.1)%	1.4%	—%
Resolution and settlements to uncertain tax positions	(0.1)%	(3.2)%	(0.3)%
Research and development credits	(0.6)%	(1.2)%	(0.6)%
Foreign tax credits	(0.8)%	(1.2)%	(0.6)%
Provision to return adjustments	(1.0)%	2.2%	(0.4)%
Foreign-derived intangible income	(2.0)%	(1.5)%	(2.8)%
Stock-based compensation	(2.8)%	(8.7)%	(10.7)%
Remeasurement of deferred tax assets and liabilities related to enacted statutory rate changes	—%	2.1%	0.4%
Other—net	1.4%	0.2%	0.9%
Effective income tax rate	23.2%	4.8%	11.8%

(1)     Primarily relates to the Company’s business interest expense limitation pursuant to IRC §163(j) as modified by the Tax Cuts and Jobs Act. Such provision, as modified, was effective for the Company beginning in fiscal 2019. In general, the deduction for interest expense is limited to 30% (50% as modified by the CARES Act for the Company’s fiscal 2020 and 2021) of the sum of the Company’s adjusted taxable income (“ATI”) and its business interest income. Interest expense disallowed by such limitation, in a taxable year, may be carried forward indefinitely. Based upon available evidence, a valuation allowance is recorded for the resulting carryforward to reflect the Company’s belief that it is more likely than not that such deferred tax assets will not be realized. In fiscal 2021, the Company made a tax election on its U.S. federal income tax return allowing for the utilization of its net interest limitation carryforward. The Company recognized approximately $69.0 million of benefit from the release of the valuation allowance, applicable to such carryforward, for the fiscal year ended September 30, 2021.

The components of the deferred taxes consist of the following (in millions):

	September 30, 2022	September 30, 2021
Deferred tax assets (liabilities):
Intangible assets	$(832)	$(814)
Interest rate swaps and caps	(42)	69
Property, plant and equipment	(23)	(32)
Employee benefits	108	107
Interest expense limitation	87	28
Inventories	61	45
Net operating losses	52	58
Loss contract reserves	41	51
U.S. income tax credits	27	31
Capitalized research and development costs	24	—
Non-U.S. income tax credits	14	20
Environmental reserves	11	11
Product warranty reserves	6	7
Other	7	8
Total	(459)	(411)
Add: Valuation allowance	(137)	(74)
Total net deferred tax assets (liabilities)	$(596)	$(485)
At September 30, 2022, the Company has state net operating loss carryforwards of approximately $1,679.7 million, German net operating loss carryforwards of $28.1 million and United Kingdom net operating loss carryforwards of approximately $26.6 million that expire in various fiscal years from 2023 to 2041. The Company has U.S. and non-U.S. tax credit carryforwards of $41.6 million that expire beginning in fiscal year 2025.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2022	2021
Balance at October 1	$19	$41

Additions based on tax positions related to the prior year	3	—
Additions based on tax positions related to the current year	—	2
Reductions based on tax positions related to the prior year	(1)	(18)
Settlement with tax authorities	(1)	(4)
Lapse in statute of limitations	(3)	(2)
Balance at September 30	$17	$19
Unrecognized tax benefits at September 30, 2022 and 2021, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $16.6 million and $19.1 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2022 and 2021. As of September 30, 2022 and 2021, the Company accrued $4.5 million and $4.9 million, respectively, for the potential payment of interest and penalties. Within the next 12 months, the Company does not anticipate a material increase, or decrease, in the amount of unrecognized tax benefits.

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
Litigation Claims – On November 1, 2021, a purported stockholder of the Company filed a derivative complaint, captioned Sciabacucchi v Howley, et al. C.A. No. 2021-0938-LWW (the “Derivative Action”), in the Delaware Court of Chancery (the “Court”). The complaint, which names certain directors of the Company (the “Director Defendants”) as defendants, alleges that the Director Defendants awarded and received excessive compensation. The Director Defendants have denied, and continue to deny, any and all allegations of wrongdoing or liability asserted in the Derivative Action.
Nonetheless, solely to eliminate the uncertainty, distraction, disruption, burden, risk and expense of further litigation, the Company and the Director Defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Stipulation”) with the plaintiff on August 19, 2022. Pursuant to the terms of the Stipulation, the Director Defendants have agreed to implement and maintain certain changes to the Company’s compensation policies and practices such as to the extent dividend equivalent payments are declared payable to any Company director, those DEPs will not be paid in cash, but instead will be paid via a reduction to the strike price of options that are issued to that director. Other corporate governance enhancements were also agreed to by the Company. The Company is also responsible for the payment of plaintiff’s attorneys’ fees. The proposed settlement as set forth in the Stipulation, other than the amount of the attorneys’ fees, was approved by the Court on November 10, 2022. The settlement (i) fully resolves the Derivative Action by dismissing all asserted claims with prejudice and (ii) releases all claims related to the allegations in the Derivative Action. The settlement is not expected to have a material adverse impact on the Company’s financial statements.
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
No loss contingency related to the voluntary refund request has been recorded as of September 30, 2022 as the Company has concluded that based on the current facts and circumstances, it's uncertain as to whether or not the requested voluntary refund will be made.
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
The Company’s consolidated balance sheets includes current environmental remediation obligations at September 30, 2022 and 2021 of $7.9 million and $8.2 million classified as a component of accrued and other current liabilities, respectively, and non-current environmental remediation obligations at September 30, 2022 and 2021 of $38.3 million and $40.7 million classified as a component of other non-current liabilities, respectively.
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
16.    STOCK REPURCHASE PROGRAM
TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2022 and 2021 was 60,049,685 and 59,403,100, respectively. The total number of shares held in treasury at September 30, 2022 and 2021 was 5,688,639 and 4,198,226, respectively. There were no shares of preferred stock outstanding at September 30, 2022 and 2021. The terms of the preferred stock have not been established.
Occasionally at management's discretion, the Company repurchases its common stock in the open market, depending on market conditions, stock price and other factors. On November 8, 2017, the Board of Directors of the Company (the “Board”), authorized a stock repurchase program to permit repurchases of its outstanding common stock not to exceed $650 million in the aggregate (the “$650 million stock repurchase program”), subject to any restrictions specified in the Company’s Credit Agreement and/or Indentures governing the Company's existing Notes.

During fiscal 2020, the Company repurchased 36,900 shares of common stock at an average price of $512.67 per share, for a total amount of $19 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. No repurchases were made during the fiscal year ended September 30, 2021. The $650 million stock repurchase program was effective through January 26, 2022.
On January 27, 2022, the Board authorized a new stock repurchase program to permit repurchases of its outstanding common stock not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program previously authorized by the Board on November 8, 2017, subject to any restrictions specified in the Credit Agreement, and/or Indentures governing the Company's existing Notes. There is no expiration date for this program.
During fiscal 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share, for a total amount of $912 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of September 30, 2022, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
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

The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive or deferred compensation plans, restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic, foreign currency gains and losses, acquisition-integration costs, acquisition and divestiture transaction-related expenses, and refinancing costs. COVID-19 restructuring costs represented actions primarily taken by the Company in fiscal 2021 and 2020 to reduce its workforce to align with customer demand, as well as incremental costs related to the pandemic that are not expected to recur once the pandemic has subsided and are clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment). Acquisition and divestiture-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for both acquisitions and divestitures comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The accounting policies for each segment are the same as those described in the summary of significant accounting policies in the Company’s consolidated financial statements. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation. Intersegment sales were immaterial for the periods presented below. Corporate consists of our corporate offices. Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. Corporate assets consist primarily of cash and cash equivalents. Corporate expenses and assets reconcile reportable segment data to the consolidated totals. An immaterial amount of corporate expenses is allocated to the operating segments.
The following table presents net sales by reportable segment (in millions):

	Fiscal Years Ended September 30,
	2022	2021	2020
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$602	$524	$623
Commercial and non-aerospace aftermarket	846	573	673
Defense	1,425	1,453	1,399
Total Power & Control	2,873	2,550	2,695

Airframe
Commercial and non-aerospace OEM	726	582	783
Commercial and non-aerospace aftermarket	779	553	689
Defense	886	948	781
Total Airframe	2,391	2,083	2,253

Total Non-aviation	165	165	155

Net Sales	$5,429	$4,798	$5,103

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Fiscal Years Ended September 30,
	2022	2021	2020
EBITDA As Defined
Power & Control	$1,531	$1,319	$1,345
Airframe	1,121	878	955
Non-aviation	65	62	54
Total segment EBITDA As Defined	2,717	2,259	2,354
Less: Unallocated corporate expenses	71	70	76
Total Company EBITDA As Defined	2,646	2,189	2,278
Depreciation and amortization expense	253	253	283
Interest expense, net	1,076	1,059	1,029
Acquisition and divestiture transaction-related expenses	18	35	31
Non-cash stock and deferred compensation expense	184	130	93
Refinancing costs	1	37	28
COVID-19 pandemic restructuring costs	—	40	54
Gain on sale of businesses, net	(7)	(69)	—
Other, net	(6)	(11)	20
Income from continuing operations before income taxes	$1,127	$715	$740
The following table presents capital expenditures and depreciation and amortization by segment (in millions):

	Fiscal Years Ended September 30,
	2022	2021	2020
Capital expenditures
Power & Control	$63	$65	$89
Airframe	52	37	10
Non-aviation	3	2	4
Corporate	1	1	2
	$119	$105	$105
Depreciation and amortization
Power & Control	$109	$107	$117
Airframe	138	139	157
Non-aviation	5	6	7
Corporate	1	1	2
	$253	$253	$283
The following table presents total assets by segment (in millions):

	September 30, 2022	September 30, 2021
Total assets
Power & Control	$6,994	$6,980
Airframe	7,781	7,472
Non-aviation	238	229
Corporate	3,094	4,634
	$18,107	$19,315

Geographic Area Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment - net and operating lease right-of-use assets. Net sales and long-lived assets of individual countries outside of the United States are not material.
The following table presents net sales by geographic area (in millions):

	Fiscal Years Ended September 30,
	2022	2021	2020
Net sales
United States	$3,496	$3,096	$3,407
Foreign Countries	1,933	1,702	1,696
	$5,429	$4,798	$5,103
The following table presents long-lived assets by geographic area (in millions):

	September 30, 2022	September 30, 2021
Long-lived assets
United States	$663	$608
Foreign Countries	229	256
	$892	$864
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
Non-cash stock compensation expense recognized by the Company during the fiscal years ended September 30, 2022, 2021 and 2020 was $152.7 million, $128.9 million and $92.7 million, respectively. The related tax benefit for the fiscal years ended September 30, 2022, 2021 and 2020 was $18.4 million, $20.9 million and $11.0 million, respectively. Of the non-cash stock compensation expense recorded in fiscal 2022, 2021 and 2020, $150.3 million, $121.0 million and $86.8 million was recorded as a component of additional paid in capital and $2.4 million, $7.9 million and $5.9 million was recorded as a component of other non-current liabilities. The liability awards relate to stock options granted between fiscal 2017 to fiscal 2020 from the 2014 stock option plan to certain employees in lieu of these individuals receiving salary and bonus compensation paid in cash. The vesting of the stock options are subject to the achievement of the same operating performance goals as other grants. The liability is remeasured each reporting period based on the market value of our common shares on the last day of the reported period. The other non-current liabilities related to stock-based compensation as of September 30, 2022 and 2021 was $25.5 million and $23.1 million, respectively.
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2022, 2021 and 2020 was $254.21, $193.47 and $157.41, respectively. The total fair value of options vested during fiscal years ended September 30, 2022, 2021 and 2020 was $88.0 million, $92.0 million and $97.2 million, respectively.
Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods, adjusted for expected forfeitures. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2022, there was approximately $204.4 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 2.5 years.
On November 12, 2021, the Compensation Committee of the Board of Directors approved the Company’s established performance criteria required to be achieved for the options granted in fiscal 2020 and in fiscal 2021 with a scheduled vesting date of September 30, 2022. This action resulted in a modification for accounting purposes under ASC 718 for the options granted in fiscal years 2020 and 2021, consisting of 239 individuals, including all of the independent directors and certain executive officers. An additional $5.1 million of stock compensation expense for fiscal 2022 resulted from this modification.

The fair value of the Company’s employee stock options was estimated at the date of grant or modification using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2022	2021	2020
Risk-free interest rate	1.47% to 2.97%	0.42% to 0.86%	0.26% to 1.65%
Expected life of options	6.5 years	5.5 years	5 to 5.5 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	37% to 38%	36%	25% to 39%
The risk-free interest rate is based upon the U.S. Treasury bond rates as of the grant date or modification date. The average expected life of stock-based awards is based on the Company’s actual historical exercise experience. Expected volatility of stock was calculated using a rate based upon the historical volatility of TransDigm’s common stock up to the expected life of the options. The Company estimates stock option forfeitures based on historical data. The total number of stock options expected to vest is adjusted by actual and estimated forfeitures. Changes to the actual and estimated forfeitures will result in a cumulative adjustment in the period of change. Notwithstanding the special cash dividends declared and paid from time to time, the Company historically has not declared and paid regular cash dividends and does not anticipate declaring and paying regular cash dividends in future periods; thus, no dividend yield assumption is used.
2019 Stock Option Plan
In August 2019, the Board of Directors of TD Group adopted a new stock option plan, which was subsequently approved by stockholders on October 3, 2019. The 2019 stock option plan permits TD Group to award stock options to our key employees, directors or consultants. The total number shares of TD Group common stock reserved for issuance or delivery under the 2019 stock option plan is 4,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. No grants have been made from TD Group’s 2019 stock option plan as of September 30, 2022.
2014 Stock Option Plan
In July 2014, the Board of Directors of TD Group adopted the 2014 stock option plan, which was subsequently approved by stockholders on October 2, 2014. The 2014 stock option plan permits TD Group to award stock options to our key employees, directors or consultants. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2014 stock option plan is 5,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event.
Performance Vested Stock Options – Generally all of the options granted through September 30, 2022 under the 2014 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, generally all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2022:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2021	4,202,923	$403.12
Granted	547,480	637.14
Exercised	(180,060)	328.14
Forfeited	(262,537)	496.16
Expired	(5,100)	592.48
Outstanding at September 30, 2022	4,302,706	$424.54	6.5 years	$533,897,229
Expected to vest	1,138,982	$554.50	7.9 years	$27,283,129
Exercisable at September 30, 2022	2,952,644	$361.43	5.8 years	$506,671,180
At September 30, 2022, there were 346,451 remaining shares available for award under TD Group’s 2014 stock option plan.

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
Performance Vested Stock Options – All of the options granted under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2022:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2021	1,548,605	$185.71
Granted	—	—
Exercised	(465,620)	148.64
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2022	1,082,985	$193.05	2.3 years	$359,303,394
Exercisable at September 30, 2022	1,082,985	$193.05	2.3 years	$359,303,394
The 2006 stock incentive plan expired on March 14, 2016 and no further shares were granted under the plan thereafter.
The total intrinsic value of performance options exercised during the fiscal years ended September 30, 2022, 2021 and 2020 was $279.4 million, $355.3 million and $394.2 million, respectively.
Dividend Equivalent Plans
Until August 5, 2022, pursuant to the 2014 Stock Option Plan Dividend Equivalent Plan and the Third Amended and Restated 2006 Stock Incentive Plan Dividend Equivalent Plan, all of the options granted under the existing stock option plans were entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company.
On August 5, 2022, the Board of Directors adopted an Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and a Fourth Amended and Restated 2006 Stock Incentive Plan Dividend Equivalent Plan clarifying the manner in which the Company pays dividend equivalents in cash. The amendments did not represent a change in the Company’s practice. Simultaneously, all members of the Board of Directors executed amendments to their option agreements resulting in the directors no longer receiving dividend equivalent payments in cash, but rather for dividends declared after July 27, 2022 (including the $18.50 per share special dividend declared and paid in August 2022), dividends will result in a reduction of strike price on the outstanding options held by the directors.
Dividend equivalent payments on vested options were $85.7 million, $72.5 million and $184.9 million during the fiscal years ended September 30, 2022, 2021 and 2020, respectively. At September 30, 2022, there was $38.6 million recorded in accrued and other current liabilities and $22.2 million accrued in other non-current liabilities on the consolidated balance sheets related to future dividend equivalent payments.
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
The components of lease expense for the fiscal years ended September 30, 2022 and 2021 are as follows (in millions):

		Fiscal Years Ended September 30,
	Classification	2022	2021
Operating lease cost	Cost of sales or selling and administrative expenses	$24	$29
Finance lease cost
Amortization of leased assets	Cost of sales	6	4
Interest on lease liabilities	Interest expense - net	9	6
Total lease cost		$39	$39
Supplemental cash flow information related to leases for the fiscal years ended September 30, 2022 and 2021 is as follows (in millions):

	Fiscal Years Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$24	$29
Operating cash outflows from finance leases	8	6
Financing cash outflows from finance leases	2	2

Lease assets obtained in exchange for new lease obligations:
Operating leases	$21	$41
Financing leases	51	25
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	September 30, 2022	September 30, 2021
Operating Leases
Operating lease right-of-use assets	Other assets	$85	$94

Current operating lease liabilities	Accrued and other current liabilities	18	20
Long-term operating lease liabilities	Other non-current liabilities	71	79
Total operating lease liabilities		$89	$99

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment - net	$137	$104

Current finance lease liabilities	Current portion of long-term debt	2	2
Long-term finance lease liabilities	Long-term debt	144	98
Total finance lease liabilities		$146	$100

As of September 30, 2022, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	7.8 years
Finance leases	20.0 years

Weighted-average discount rate
Operating leases	5.9%
Finance leases	7.1%
    Maturities of lease liabilities at September 30, 2022 are as follows (in millions):

	Operating Leases	Finance Leases
2023	$21	$12
2024	18	13
2025	16	13
2026	12	13
2027	11	13
Thereafter	35	230
Total future minimum lease payments	113	294
Less: imputed interest	24	148
Present value of lease liabilities reported	$89	$146

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		September 30, 2022		September 30, 2021
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$3,001	$3,001	$4,787	$4,787
Interest rate cap agreements (1)	2	50	50	8	8
Interest rate swap agreements (1)	2	77	77	—	—
Interest rate swap agreements (2)	2	68	68	—	—
Liabilities:
Interest rate swap agreements (3)	2	—	—	100	100
Interest rate swap agreements (4)	2	—	—	180	180
Foreign currency forward exchange contracts (3)	2	11	11	4	4
Short-term borrowings - trade receivable securitization facility (4)	2	350	350	349	349
Long-term debt, including current portion:
Term loans (5)	2	7,256	6,976	7,318	7,268
Revolving credit facility (5)	2	—	—	200	200
2025 Secured Notes (5)	1	1,094	1,115	1,093	1,170
6.375% 2026 Notes (5)	1	946	884	945	981
6.875% 2026 Notes (5)	1	495	473	494	527
2026 Secured Notes (5)	1	4,368	4,257	4,359	4,593
7.50% 2027 Notes (5)	1	547	524	546	578
5.50% 2027 Notes (5)	1	2,635	2,286	2,632	2,730
4.625% 2029 Notes (5)	1	1,191	966	1,190	1,196
4.875% 2029 Notes (5)	1	744	606	743	751
Government refundable advances	2	23	23	29	29
Finance lease obligations	2	146	146	100	100

(1)Included in prepaid expenses and other on the consolidated balance sheets.
(2)Included in other assets on the consolidated balance sheets.
(3)Included in accrued and other current liabilities on the consolidated balance sheets.
(4)Included in other non-current liabilities on the consolidated balance sheets.
(5)The carrying amount of the debt instrument is presented net of the debt issuance costs, premium and discount. Refer to Note 12, “Debt,” for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at September 30, 2022 and 2021.
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

The following table summarizes the Company’s interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Conversion of Related Variable Rate Debt to Fixed Rate of:
$500	6/29/2018	3/31/2025	5.25% (3.0% plus the 2.25% margin percentage)
$1,500	6/30/2022	3/31/2025	5.35% (3.1% plus the 2.25% margin percentage)
$700	3/31/2023	9/30/2025	3.55% (1.3% plus the 2.25% margin percentage)
$1,400	6/30/2021	3/31/2023	5.25% (3.0% plus the 2.25% margin percentage)
$900	12/31/2021	6/28/2024	5.35% (3.1% plus the 2.25% margin percentage)
$400	9/30/2022	6/28/2024	5.25% (3.0% plus the 2.25% margin percentage)
The following table summarizes the Company’s interest rate cap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$700	3/31/2023	9/30/2025	Three-month LIBOR rate of 1.25%
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

	September 30, 2022		September 30, 2021
	Asset	Liability	Asset	Liability
Interest rate cap agreements	$50	$—	$8	$—
Interest rate swap agreements	145	—	—	280
Net derivatives as classified in the consolidated balance sheet (1)	$195	$—	$8	$280

(1)Refer to Note 20, “Fair Value Measurements,” for the consolidated balance sheets classification of our interest rate swap and cap agreements. The change in the fair value of the interest rate swap and cap agreements is attributable to the upward trend in LIBOR during fiscal 2022.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of September 30, 2022, the estimated net amount of existing (gains) and losses and caplet amortization expected to be reclassified into interest expense-net within the next 12 months is approximately $(76.3) million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At September 30, 2022, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $165.6 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at September 30, 2022 is 12 months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the fiscal year ended September 30, 2022, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales was approximately $8.1 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit.
As of September 30, 2022, the Company expects to record a net loss of approximately $10.8 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next 12 months.

22.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCI”), net of taxes, for the fiscal years ended September 30, 2022, 2021 and 2020 (in millions):

	Unrealized gains (losses) on derivatives (1)	Pension and postretirement benefit plans adjustment (2)	Foreign currency translation adjustment	Total
Balance at September 30, 2020	$(302)	$(8)	$(91)	$(401)
Current-period other comprehensive income (loss) before reclassification	68	(10)	90	148
Amounts reclassified from AOCI	5	—	—	5
Net current-period other comprehensive income	73	(10)	90	153
Balance at September 30, 2021	(229)	(18)	(1)	(248)
Current-period other comprehensive income (loss) before reclassification	362	2	(379)	(15)
Amounts reclassified from AOCI	(10)	6	—	(4)
Net current-period other comprehensive income	352	8	(379)	(19)
Balance at September 30, 2022	$123	$(10)	$(380)	$(267)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of tax expense (benefit), of $112 million, $(23) million and $36 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
(2)Defined pension plan and postretirement benefit plan activity represents pension liability adjustments, net of tax. For the fiscal year ended September 30, 2022, pension liability adjustments, net of tax of $1 million, represents unrecognized actuarial losses reclassified to other expense (income) upon the settlement of the ERP. Refer to Note 13, “Retirement Benefits,” for additional information. Pension liability adjustments, net of taxes, for the fiscal years ended September 30, 2021 and 2020 were not material.
The following table presents a summary of reclassifications out of AOCI for the fiscal years ended September 30, 2022 and 2021. Reclassifications out of AOCI for the fiscal year ended September 30, 2020 were not material (in millions):

	Fiscal Years Ended September 30,
Description of reclassifications out of AOCI	2022	2021
Amortization from redesignated interest rate swap and cap agreements (1)	$1	$2
(Losses) gains from settlement of foreign currency forward exchange contracts (2)	(8)	4
Settlement charges from termination of the ERP (3)	6	—
Deferred tax expense on reclassifications out of AOCI	(3)	(1)
Amounts reclassified into earnings, net of tax	$(4)	$5

(1)This component of AOCI is included in interest expense-net. Refer to Note 21, “Derivatives and Hedging Activities,” for additional information.
(2)This component of AOCI is included in net sales. Refer to Note 21, “Derivatives and Hedging Activities,” for additional information.
(3)This component of AOCI is included in other expense (income). Refer to Note 13, “Retirement Plans,” for additional information.

23.    DISCONTINUED OPERATIONS
No divestitures occurred during the fiscal year ended September 30, 2022. No divestitures occurring in the fiscal year ended September 30, 2021 met the criteria to qualify as discontinued operations under U.S. GAAP as none represented a strategic shift that has or will have a major affect on TransDigm's operations and financial results. Refer to Note 2, “Acquisitions and Divestitures,” for additional disclosures on the Company's fiscal 2021 divestitures.
On December 20, 2019, TransDigm completed the divestiture of Souriau-Sunbank to Eaton for approximately $920 million. Souriau-Sunbank was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm’s Non-aviation segment. The divestiture represented a strategic shift in TransDigm’s business and, in accordance with U.S. GAAP, qualified as discontinued operations. Therefore, the results of operations of Souriau-Sunbank are presented in discontinued operations in the accompanying consolidated financial statements for the applicable periods.
The table below summarizes income from discontinued operations, net of tax, for the fiscal year ended September 30, 2020 (in millions):

Fiscal Year Ended
September 30, 2020
Net sales	$79
Income from discontinued operations, before income taxes	11
Income tax provision	4
Income from discontinued operations, net of tax	7
Gain from sale of discontinued operations, net of tax	40
Income from discontinued operations, net of tax	$47
Income from discontinued operations, net of tax, for the fiscal year ended September 30, 2020 was $47 million and included $7 million from the results of operations of Souriau-Sunbank and a gain on the sale of Souriau-Sunbank, net of tax, of $40 million.
During the first quarter of fiscal 2022, the Company received approximately $1 million in cash proceeds related to a final working capital settlement for the Souriau-Sunbank divestiture. These proceeds are classified as income from discontinued operations, net of tax, in the consolidated statements of income.

TRANSDIGM GROUP INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
(Amounts in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Divestitures & Deductions from Reserve (1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions & Purchase Price Adjustments
Year Ended September 30, 2022
Allowance for uncollectible accounts	$30	$9	$—	$(4)	$35
Inventory valuation reserves	194	21	3	(22)	196
Valuation allowance for deferred tax assets	74	62	1	—	137
Year Ended September 30, 2021
Allowance for uncollectible accounts	$37	$—	$—	$(7)	$30
Inventory valuation reserves	178	42	10	(36)	194
Valuation allowance for deferred tax assets	132	(58)	—	—	74
Year Ended September 30, 2020
Allowance for uncollectible accounts	$17	$21	$3	$(4)	$37
Inventory valuation reserves	124	34	37	(17)	178
Valuation allowance for deferred tax assets	118	15	(1)	—	132

(1)The amounts in this column represent the impact from divestitures, charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2022

Exhibit No.	Description
3.65	Certificate of Amendment of Certificate of Incorporation, filed June 20, 2022, of Beta Transformer Technology Corporation (now known as Power Device Corporation)
3.146	Amendment to Certificate of Formation, filed February 4, 2021, of Telair International LLC (now known as Nordisk Aviation Products LLC)
3.219	Amendment to Certificate of Incorporation, filed December 20, 2021, of Cobham Defense Products, Inc. (now known as Chelton Defense Products, Inc.)
10.12	Employment Agreement, dated November 5, 2018, between TransDigm Group Incorporated and Halle Martin (fka Halle Terrion)*
10.13	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Halle Martin*
10.24	Form of Stock Option Agreement for options awarded in fiscal 2022*
10.26	Amendment to Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*
10.28	Amendment to Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*
10.55
Fourteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2022, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**

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

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Inveractive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

*	Indicates management contract or compensatory plan contract or arrangement.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.