Form 10-Q
period 2022-12-31
TransDigm Group INC
filed 2023-02-07
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2022

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 54,598,064 as of January 31, 2023.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	December 31, 2022	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,288	$3,001
Trade accounts receivable—Net	860	967
Inventories—Net	1,439	1,332
Prepaid expenses and other	342	349
Total current assets	5,929	5,649
PROPERTY, PLANT AND EQUIPMENT—NET	864	807
GOODWILL	8,719	8,641
OTHER INTANGIBLE ASSETS—NET	2,750	2,750
OTHER NON-CURRENT ASSETS	227	260
TOTAL ASSETS	$18,489	$18,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$78	$76
Short-term borrowings—trade receivable securitization facility	350	350
Accounts payable	271	279
Accrued and other current liabilities	709	721
Total current liabilities	1,408	1,426
LONG-TERM DEBT	19,375	19,369
DEFERRED INCOME TAXES	607	596
OTHER NON-CURRENT LIABILITIES	427	482
Total liabilities	21,817	21,873
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 60,171,175 and 60,049,685 at December 31, 2022 and September 30, 2022, respectively	1	1
Additional paid-in capital	2,164	2,113
Accumulated deficit	(3,687)	(3,914)
Accumulated other comprehensive loss	(108)	(267)
Treasury stock, at cost; 5,688,639 shares at December 31, 2022 and September 30, 2022, respectively	(1,706)	(1,706)
Total TD Group stockholders’ deficit	(3,336)	(3,773)
NONCONTROLLING INTERESTS	8	7
Total stockholders’ deficit	(3,328)	(3,766)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,489	$18,107
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022
NET SALES	$1,397	$1,194
COST OF SALES	604	533
GROSS PROFIT	793	661
SELLING AND ADMINISTRATIVE EXPENSES	169	170
AMORTIZATION OF INTANGIBLE ASSETS	34	36
INCOME FROM OPERATIONS	590	455
INTEREST EXPENSE—NET	286	264
REFINANCING COSTS	4	—
OTHER INCOME	(1)	(2)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	301	193
INCOME TAX PROVISION	72	30
INCOME FROM CONTINUING OPERATIONS	229	163
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	1
NET INCOME	229	164
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$228	$163
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$190	$117
Earnings per share attributable to TD Group common stockholders
Earnings per share from continuing operations—basic and diluted	$3.33	$1.96
Earnings per share from discontinued operations—basic and diluted	—	0.02
Earnings per share	$3.33	$1.98
Weighted-average shares outstanding:
Basic and diluted	57.1	59.2
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022
Net income	$229	$164
Less: Net income attributable to noncontrolling interests	(1)	(1)
Net income attributable to TD Group	$228	$163
Other comprehensive income, net of tax:
Foreign currency translation adjustment	137	(10)
Unrealized gain on derivatives	22	58
Pension and postretirement benefit plans adjustment	—	—
Other comprehensive income, net of tax, attributable to TD Group	159	48
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$387	$211
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2021	59,403,100	$1	$1,830	$(3,705)	$(248)	(4,198,226)	$(794)	$6	$(2,910)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(3)	—	—	—	—	(3)
Compensation expense recognized for employee stock options	—	—	35	—	—	—	—	—	35
Exercise of employee stock options	215,817	—	40	—	—	—	—	—	40
Net income attributable to TD Group	—	—	—	163	—	—	—	—	163
Foreign currency translation adjustment, net of tax	—	—	—	—	(10)	—	—	—	(10)
Unrealized gain on derivatives, net of tax	—	—	—	—	58	—	—	—	58
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—January 1, 2022	59,618,917	$1	$1,905	$(3,545)	$(200)	(4,198,226)	$(794)	$7	$(2,626)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2022	60,049,685	$1	$2,113	$(3,914)	$(267)	(5,688,639)	$(1,706)	$7	$(3,766)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(1)	—	—	—	—	(1)
Compensation expense recognized for employee stock options	—	—	24	—	—	—	—	—	24
Exercise of employee stock options	121,490	—	27	—	—	—	—	—	27
Net income attributable to TD Group	—	—	—	228	—	—	—	—	228
Foreign currency translation adjustment, net of tax	—	—	—	—	137	—	—	—	137
Unrealized gain on derivatives, net of tax	—	—	—	—	22	—	—	—	22
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 31, 2022	60,171,175	$1	$2,164	$(3,687)	$(108)	(5,688,639)	$(1,706)	$8	$(3,328)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022
OPERATING ACTIVITIES:
Net income	$229	$164
Income from discontinued operations, net of tax	—	(1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29	29
Amortization of intangible assets and product certification costs	34	36
Amortization of debt issuance costs, original issue discount and premium	9	8
Amortization of inventory step-up	2	—
Amortization of loss contract reserves	(12)	(12)
Refinancing costs	4	—
Non-cash stock compensation expense	29	37
Foreign currency exchange losses (gains)	18	(1)
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	121	117
Inventories	(89)	(32)
Income taxes payable (receivable)	77	(6)
Other assets	(2)	(2)
Accounts payable	(13)	(14)
Accrued interest	3	(19)
Accrued and other liabilities	(62)	(25)
Net cash provided by operating activities	377	279
INVESTING ACTIVITIES:
Capital expenditures	(31)	(25)
Acquisition of businesses, net of cash acquired	(10)	—
Net cash used in investing activities	(41)	(25)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	27	40
Dividend equivalent payments	(38)	(46)
Repayment on revolving credit facility	—	(200)
Proceeds from term loans, net	1,690	—
Repayment on term loans	(1,739)	(19)
Financing costs and other, net	(5)	—
Net cash used in financing activities	(65)	(225)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	16	(3)
NET INCREASE IN CASH AND CASH EQUIVALENTS	287	26
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,001	4,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,288	$4,813
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$272	$273
Cash (refunded) paid during the period for income taxes, net	$(2)	$17
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEK PERIODS ENDED DECEMBER 31, 2022 AND JANUARY 1, 2022
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2022 included in TD Group’s Form 10-K filed on November 10, 2022. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2022 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 31, 2022 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, none of which are material.
3.    ACQUISITIONS
DART Aerospace – On May 25, 2022, the Company acquired all the outstanding stock of DART Aerospace (“DART”) for a total purchase price of $359 million in cash, which is net of a working capital settlement received in the fourth quarter of fiscal 2022 of approximately $1 million. The acquisition was financed through existing cash on hand. DART operates from four primary facilities (Hawkesbury, Ontario, Canada; Portland, Oregon; Fort Collins, Colorado and Chihuahua, Mexico) and is a leading provider of highly engineered, unique helicopter mission equipment solutions that predominantly service civilian aircraft. The products are primarily proprietary with significant aftermarket content. DART's operating results are included within TransDigm's Airframe segment.

The Company accounted for the DART acquisition using the acquisition method of accounting and third-party valuation appraisals and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price of DART was allocated to the underlying assets acquired and liabilities assumed based upon the respective fair value at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. As of December 31, 2022, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the DART acquisition are subject to adjustment until the end of the respective measurement period, including those related to deferred taxes and income taxes. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the thirteen week periods ended December 31, 2022 or January 1, 2022 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the DART acquisition as of the May 25, 2022 acquisition date is summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$16	$(1)	$15
Inventories	33	—	33
Prepaid expenses and other	4	1	5
Property, plant and equipment	9	—	9
Goodwill	236	(34)	202	(1)
Other intangible assets	112	36	148	(1)
Other non-current assets	8	9	17
Total assets acquired (excluding cash)	418	11	429
Liabilities assumed:
Accounts payable	4	—	4
Accrued and other current liabilities	11	3	14
Deferred income taxes	35	1	36
Other non-current liabilities	8	8	16
Total liabilities assumed	58	12	70
Net assets acquired	$360	$(1)	$359

(1)The Company expects that none of the approximately $202 million of goodwill and $148 million of other intangible assets recognized for the acquisition will be deductible for tax purposes.
(2)Measurement period adjustments primarily relate to the adjustments in the fair values of the acquired other intangible assets from the third-party valuation. The principal offset was to goodwill.
Extant Aerospace Acquisitions – For the fiscal year ended September 30, 2022, the Company's Extant Aerospace subsidiary, which is included in TransDigm’s Power & Control segment, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $88 million. The allocation of the purchase prices is preliminary and will likely change in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $60 million of goodwill and all of the approximately $37 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years. Pro forma net sales and results of operations for the Extant Aerospace acquisitions had they occurred at the beginning of the thirteen week periods ended December 31, 2022 or January 1, 2022 are not material and, accordingly, are not provided.

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
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform.” Certain amendments were provided for in ASU 2021-01, “Reference Rate Reform (ASC 848): Scope,” which was issued in January 2021, and ASU 2022-06, “Reference Rate Reform (ASC 848): Deferral of the Sunset Date.” ASU 2021-01 provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. As a result of ASU 2022-06 deferring the sunset date, ASC 848 is effective through December 31, 2024. The Company is evaluating the impact of reference rate reform on our existing Credit Agreement and our interest rate swap and cap agreements. To the extent that, prior to December 31, 2024, the Company enters into any transactions for which the optional practical expedients permissible under ASC 848 are applied, the adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial statements and disclosures.
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
The Company's revenue is primarily recorded at a point in time basis. Revenue is recognized from the sale of products when control transfers to the customer, which is demonstrated by our right to payment, a transfer of title, a transfer of the risk and rewards of ownership, or the customer acceptance, but most frequently upon shipment where the customer obtains physical possession of the goods.
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

	December 31, 2022	September 30, 2022
Contract assets, current (1)	$137	$119
Contract assets, non-current (2)	1	1
Total contract assets	138	120
Contract liabilities, current (3)	59	45
Contract liabilities, non-current (4)	9	9
Total contract liabilities	68	54
Net contract assets	$70	$66

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
The increase in the Company's total contract assets at December 31, 2022 compared to September 30, 2022 primarily is due to the timing and status of work in process and/or milestones of certain contracts. The increase in the Company's total contract liabilities at December 31, 2022 compared to September 30, 2022 primarily is due to the receipt of advance payments. For the thirteen week period ended December 31, 2022, the revenue recognized that was previously included in contract liabilities was not material.
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
As of December 31, 2022 and September 30, 2022, the allowance for uncollectible accounts was $36 million. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022
Numerator for earnings per share:
Income from continuing operations	$229	$163
Less: Net income attributable to noncontrolling interests	(1)	(1)
Net income from continuing operations attributable to TD Group	228	162
Less: Dividends paid on participating securities	(38)	(46)
Income from discontinued operations, net of tax	—	1
Net income applicable to TD Group common stockholders—basic and diluted	$190	$117
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	54.4	55.3
Vested options deemed participating securities	2.7	3.9
Total shares for basic and diluted earnings per share	57.1	59.2

Earnings per share from continuing operations—basic and diluted	$3.33	$1.96
Earnings per share from discontinued operations—basic and diluted	—	0.02
Earnings per share	$3.33	$1.98
7.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	December 31, 2022	September 30, 2022
Raw materials and purchased component parts	$1,037	$959
Work-in-progress	390	359
Finished goods	216	210
Total	1,643	1,528
Reserves for excess and obsolete inventory	(204)	(196)
Inventories—Net	$1,439	$1,332

8.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	December 31, 2022			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks & trade names	$998	$—	$998	$990	$—	$990
Technology	2,075	810	1,265	2,054	780	1,274
Order backlog	7	4	3	7	3	4
Customer relationships	592	113	479	580	104	476
Other	9	4	5	9	3	6
Total	$3,681	$931	$2,750	$3,640	$890	$2,750
The aggregate amortization expense on identifiable intangible assets is approximately $34 million and $36 million for the thirteen week periods ended December 31, 2022 and January 1, 2022, respectively.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2022 through December 31, 2022 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2022	$4,155	$4,393	$93	$8,641
Purchase price allocation adjustments (1)	3	—	—	3
Currency translation adjustments and other	25	50	—	75
Balance at December 31, 2022	$4,183	$4,443	$93	$8,719

(1)Primarily related to opening balance sheet adjustments recorded from the series of acquisitions by the Company's Extant Aerospace subsidiary completed during fiscal year 2022. Refer to Note 3, “Acquisitions,” for further information.
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We assessed the changes in events and circumstances during the first quarter of fiscal 2023 and concluded that no triggering events occurred that would require interim quantitative testing.

9.    DEBT
The Company’s debt consists of the following (in millions):

	December 31, 2022
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,284	$(27)	$(45)	$7,212
8.00% senior secured notes due 2025 (“2025 Secured Notes”)	1,100	(5)	—	1,095
6.375% senior subordinated notes due 2026 (“6.375% 2026 Notes”)	950	(4)	—	946
6.875% senior subordinated notes due 2026 (“6.875% 2026 Notes”)	500	(3)	(2)	495
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(33)	3	4,370
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(3)	—	547
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(14)	—	2,636
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(8)	—	1,192
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(6)	—	744
Government refundable advances	23	—	—	23
Finance lease obligations	193	—	—	193
	19,600	(103)	(44)	19,453
Less: current portion	79	(1)	—	78
Long-term debt	$19,521	$(102)	$(44)	$19,375

	September 30, 2022
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,298	$(29)	$(13)	$7,256
2025 Secured Notes	1,100	(6)	—	1,094
6.375% 2026 Notes	950	(4)	—	946
6.875% 2026 Notes	500	(3)	(2)	495
2026 Secured Notes	4,400	(35)	3	4,368
7.50% 2027 Notes	550	(3)	—	547
5.50% 2027 Notes	2,650	(15)	—	2,635
4.625% 2029 Notes	1,200	(9)	—	1,191
4.875% 2029 Notes	750	(6)	—	744
Government refundable advances	23	—	—	23
Finance lease obligations	146	—	—	146
	19,567	(110)	(12)	19,445
Less: current portion	77	(1)	—	76
Long-term debt	$19,490	$(109)	$(12)	$19,369
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $173 million and $170 million as of December 31, 2022 and September 30, 2022, respectively.

Amendment No. 10 to the Second Amended and Restated Credit Agreement – On December 14, 2022, the Company entered into Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement, to the Second Amended and Restated Credit Agreement, dated June 4, 2014 (herein, “Amendment No. 10”). Under the terms of Amendment No. 10, the Company, among other things, repaid in full its existing approximately $1,725 million in Tranche G term loans maturing August 22, 2024 and replaced such loans with approximately $1,725 million in Tranche H term loans maturing February 22, 2027. The applicable margin for the Tranche H term loans bearing interest at Term Secured Overnight Financing Rate (“SOFR”) is 3.25% compared to an applicable margin for the former Tranche G term loans which bore interest at LIBOR plus 2.25%. Original issue discount of 2%, or approximately $34.5 million, was paid to lenders of the Tranche H term loans. The Tranche H term loans were fully drawn on December 14, 2022 and the other terms and conditions that apply to the Tranche H term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No 10.
In addition to a discount of $34.5 million recorded in conjunction with the Tranche H term loans, the Company expensed $3.0 million of refinancing costs associated with the refinancing during the thirteen week period ended December 31, 2022. Additionally, the Company wrote off $0.2 million in unamortized debt issuance costs and $0.1 million of original issue discount related to the Tranche G terms loans during the thirteen week period ended December 31, 2022.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of December 31, 2022 and September 30, 2022, the outstanding balance of these advances was $23 million.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $193 million and $146 million at December 31, 2022 and September 30, 2022, respectively. The increase in the current fiscal year is attributable to certain new leases of facilities and amendments to previous agreements qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 15, “Leases,” for further disclosure of the Company's lease obligations.
10.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended December 31, 2022 and January 1, 2022, the effective income tax rate was 23.9% and 15.5%, respectively. The Company’s higher effective tax rate for the thirteen week period ended December 31, 2022 was primarily due to a more significant discrete benefit associated with excess tax benefits applicable to share-based payments for the thirteen week period ended January 1, 2022. The Company’s effective income tax rate for the thirteen week period ended December 31, 2022 was higher than the federal statutory tax rate of 21% primarily due to an increase in the valuation allowance applicable to the Company's net interest deduction limitation carryforward, partially offset by the discrete impact of excess tax benefits associated with share-based payments.
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
Unrecognized tax benefits at December 31, 2022 and September 30, 2022, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $17.0 million and $16.6 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not material for the thirteen week periods ended December 31, 2022 and January 1, 2022. As of December 31, 2022 and September 30, 2022, the Company accrued $4.6 million and $4.5 million, respectively, for the potential payment of interest and penalties. Within the next 12 months, the Company does not anticipate a material increase or decrease in the amount of unrecognized tax benefits.

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		December 31, 2022		September 30, 2022
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$3,288	$3,288	$3,001	$3,001
Interest rate swap agreements (1)	2	90	90	77	77
Interest rate swap agreements (2)	2	61	61	68	68
Interest rate cap agreements (2)	2	51	51	50	50
Liabilities:
Foreign currency forward exchange contracts (3)	2	2	2	11	11
Short-term borrowings - trade receivable securitization facility (4)	2	350	350	350	350
Long-term debt, including current portion:
Term loans (4)	2	7,212	7,226	7,256	6,976
2025 Secured Notes (4)	1	1,095	1,121	1,094	1,115
6.375% 2026 Notes (4)	1	946	929	946	884
6.875% 2026 Notes (4)	1	495	486	495	473
2026 Secured Notes (4)	1	4,370	4,334	4,368	4,257
7.50% 2027 Notes (4)	1	547	547	547	524
5.50% 2027 Notes (4)	1	2,636	2,491	2,635	2,286
4.625% 2029 Notes (4)	1	1,192	1,059	1,191	966
4.875% 2029 Notes (4)	1	744	664	744	606
Government refundable advances	2	23	23	23	23
Finance lease obligations	2	193	193	146	146

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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at December 31, 2022 and September 30, 2022.
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
Interest Rate Swap and Cap Agreements – Interest rate swap and cap agreements are used to manage interest rate risk associated with floating-rate borrowings under our credit facility. The interest rate swap and cap agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating-rate debt involving LIBOR to a fixed rate basis through the expiration date of the interest rate swap and cap agreements, thereby reducing the impact of interest rate changes due to LIBOR movements on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. These derivative instruments qualify as effective cash flow hedges under U.S. GAAP. For these cash flow hedges, the effective portion of the gain or loss from the financial instruments was initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap and cap agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense-net in the condensed consolidated statements of income.
The following table summarizes the Company's interest rate swap agreements:

Aggregate Notional Amount (in millions)	Start Date	End Date	Conversion of Related Variable Rate Debt subject to LIBOR to Fixed Rate of:
$500	6/29/2018	3/31/2025	5.25% (3.0% plus the 2.25% margin percentage)
$1,500	6/30/2022	3/31/2025	5.35% (3.1% plus the 2.25% margin percentage)
$700	3/31/2023	9/30/2025	3.55% (1.3% plus the 2.25% margin percentage)
$1,400	6/30/2021	3/31/2023	5.25% (3.0% plus the 2.25% margin percentage)
$900	12/31/2021	6/28/2024	5.35% (3.1% plus the 2.25% margin percentage)
$400	9/30/2022	6/28/2024	5.25% (3.0% plus the 2.25% margin percentage)

The following table summarizes the Company's interest rate cap agreement:

Aggregate Notional Amount (in millions)	Start Date	End Date	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$700	3/31/2023	9/30/2025	Three-month LIBOR rate of 1.25%
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

	December 31, 2022		September 30, 2022
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$51	$—	$50	$—
Interest rate swap agreements	151	—	145	—
Net derivatives as classified in the condensed consolidated balance sheets (1)	$202	$—	$195	$—

(1)Refer to Note 11, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of our interest rate swap and cap agreements.
Based on the fair value amounts of the interest rate swap and cap agreements determined as of December 31, 2022, the estimated net amount of existing (gains) and losses and caplet amortization expected to be reclassified into interest expense-net within the 12 months is approximately $(89.1) million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At December 31, 2022, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $129.3 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at December 31, 2022 is 9 months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the thirteen week period ended December 31, 2022, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales was approximately $1.9 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit.
As of December 31, 2022, the Company expects to record a net loss of approximately $2.2 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next 12 months.

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
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive or deferred compensation plans, foreign currency gains and losses, acquisition-integration costs, acquisition and divestiture transaction-related expenses, and refinancing costs. Acquisition and divestiture-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for both acquisitions and divestitures comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$152	$135
Commercial and non-aerospace aftermarket	244	203
Defense	329	312
Total Power & Control	725	650

Airframe
Commercial and non-aerospace OEM	202	143
Commercial and non-aerospace aftermarket	236	164
Defense	199	199
Total Airframe	637	506

Total Non-aviation	35	38

Net Sales	$1,397	$1,194
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022
EBITDA As Defined
Power & Control	$401	$328
Airframe	312	226
Non-aviation	14	14
Total segment EBITDA As Defined	727	568
Less: Unallocated corporate EBITDA As Defined	28	3
Total Company EBITDA As Defined	699	565
Depreciation and amortization expense	63	65
Interest expense, net	286	264
Acquisition and divestiture transaction-related expenses	3	5
Non-cash stock and deferred compensation expense	35	37
Refinancing costs	4	—
Other, net	7	1
Income from continuing operations before income taxes	$301	$193
The following table presents total assets by segment (in millions):

	December 31, 2022	September 30, 2022
Total assets
Power & Control	$7,081	$6,994
Airframe	7,935	7,781
Non-aviation	236	238
Corporate	3,237	3,094
	$18,489	$18,107

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCI”), net of taxes, for the thirteen week periods ended December 31, 2022 and January 1, 2022 (in millions):

	Unrealized gains (losses) on derivatives (1)	Pension and postretirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2022	$123	$(10)	$(380)	$(267)
Net current-period other comprehensive income (loss)	22	—	137	159
Balance at December 31, 2022	$145	$(10)	$(243)	$(108)

Balance at September 30, 2021	$(229)	$(18)	$(1)	$(248)
Net current-period other comprehensive income (loss)	58	—	(10)	48
Balance at January 1, 2022	$(171)	$(18)	$(11)	$(200)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of taxes, of $6.6 million and $17.8 million for the thirteen week periods ended December 31, 2022 and January 1, 2022, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity on the defined pension plan and postretirement benefit plan for the thirteen week periods ended December 31, 2022 and January 1, 2022, respectively.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
Reclassifications out of AOCI for the thirteen week periods ended December 31, 2022 and January 1, 2022 were not material.
15.    LEASES
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
The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended
	Classification	December 31, 2022	January 1, 2022
Operating lease cost	Cost of sales or selling and administrative expenses	$5	$8
Finance lease cost
Amortization of leased assets	Cost of sales	2	1
Interest on lease liabilities	Interest expense - net	3	2
Total lease cost		$10	$11

Supplemental cash flow information related to leases is as follows (in millions):

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5	$7
Operating cash outflows from finance leases	3	2
Financing cash outflows from finance leases	1	1

Lease assets obtained in exchange for new lease obligations:
Operating leases	$—	$2
Financing leases	48	25
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	December 31, 2022	September 30, 2022
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$60	$85

Current operating lease liabilities	Accrued and other current liabilities	15	18
Long-term operating lease liabilities	Other non-current liabilities	48	71
Total operating lease liabilities		$63	$89

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment - net	$182	$137

Current finance lease liabilities	Current portion of long-term debt	4	2
Long-term finance lease liabilities	Long-term debt	189	144
Total finance lease liabilities		$193	$146
As of December 31, 2022, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	5.4 years
Finance leases	21.0 years

Weighted-average discount rate
Operating leases	6.0%
Finance leases	7.2%
    Maturities of lease liabilities at December 31, 2022 are as follows (in millions):

	Operating Leases	Finance Leases
2023	$14	$11
2024	16	16
2025	14	17
2026	10	17
2027	8	17
Thereafter	13	311
Total future minimum lease payments	75	389
Less: imputed interest	12	196
Present value of lease liabilities reported	$63	$193

16.    COMMITMENTS AND CONTINGENCIES
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
No loss contingency related to the voluntary refund request has been recorded as of December 31, 2022 as the Company has concluded that based on the current facts and circumstances, it's uncertain as to whether or not the requested voluntary refund will be made.

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
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the impact that the COVID-19 pandemic has on our business, results of operations, financial condition and liquidity; the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; current and future geopolitical or other worldwide events; cybersecurity threats, natural disasters and climate-change related events; our reliance on certain customers; the United States (“U.S.”) defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; failure to complete or successfully integrate acquisitions; our indebtedness; potential environmental liabilities; liabilities arising in connection with litigation; climate-related regulations; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; risks and costs associated with our international sales and operations; and other factors. Refer to Part II, Item 1A included in this Quarterly Report on Form 10-Q and to Part II, Item 1A of the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.
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

For the first quarter of fiscal year 2023, we generated net sales of $1,397 million and net income attributable to TD Group of $228 million. EBITDA As Defined was $699 million, or 50.0% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income from continuing operations and net cash provided by operating activities.
The commercial aerospace industry has been significantly disrupted, both domestically and internationally, by the COVID-19 pandemic. The pandemic has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in the second half of fiscal 2020 and has remained depressed compared to pre-pandemic levels.
However, throughout fiscal 2022 and in the first quarter of fiscal 2023, we continued to see a rebound in our commercial aerospace end markets. While there is still a sizeable amount of progress that needs to take place before the commercial aerospace industry returns to normalcy and stability, we are encouraged by the progression of the commercial aerospace market recovery to date. Commercial air travel in domestic markets continues to lead the air traffic recovery with certain domestic markets nearing or achieving pre-pandemic air traffic levels. The pace of the international recovery has been slower than the domestic recovery, but international revenue passenger miles (“RPMs”), a metric used to measure air traffic demand, continues to make positive stride as most countries have now fully reopened to international travelers and there is pent-up demand for long-haul travel. The commercial OEM market is continuing to show signs of recovery with airlines returning to the commercial OEMs to place orders; however, the commercial OEM supply chain challenges impacting manufacturers such as Boeing and Airbus are slowing the pace of new aircraft manufacturing. Although the exact pace and timing of the commercial aerospace recovery, particularly internationally, remains uncertain and continues to evolve, we expect the Company's commercial aerospace end markets to continue progressing in fiscal 2023 barring any significant disruptions or setbacks.
The defense aerospace market has been impacted by the pandemic to a lesser extent than the commercial aerospace market with this impact arising primarily from supply chain shortages. Additionally, within the defense market, the pace of U.S. government defense spending outlays and government funding reprioritization provides for uncertainty.
The pandemic has also disrupted the global supply chain and labor markets. The disruption has resulted in delays in the availability of certain raw materials, increased freight costs, raw material costs and labor costs. Our business has been adversely affected and could continue to be adversely affected by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
Because the duration of the pandemic and its ancillary effects is unclear, it is difficult to forecast a precise impact on the Company’s future results.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed on November 10, 2022. Refer to Note 4, “Recent Accounting Pronouncements,” in the notes to the condensed consolidated financial statements included herein for further disclosure of accounting standards recently adopted or required to be adopted in the future.
Acquisitions
Recent acquisitions are described in Note 3, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	December 31, 2022	% of Net Sales	January 1, 2022		% of Net Sales
Net sales	$1,397	100.0%	$1,194		100.0%
Cost of sales	604	43.2%	533		44.6%
Selling and administrative expenses	169	12.1%	170		14.2%
Amortization of intangible assets	34	2.4%	36		3.0%
Income from operations	590	42.2%	455		38.1%
Interest expense, net	286	20.5%	264		22.1%
Refinancing costs	4	0.3%	—		—%
Other income	(1)	(0.1)%	(2)		(0.2)%
Income tax provision	72	5.2%	30		2.5%
Income from continuing operations	229	16.4%	163		13.7%
Less: Net income attributable to noncontrolling interests	(1)	(0.1)%	(1)		(0.1)%
Income from continuing operations attributable to TD Group	228	16.3%	162		13.6%
Income from discontinued operations, net of tax	—	—%	1		0.1%
Net income attributable to TD Group	$228	16.3%	$163		13.7%
Net income applicable to TD Group common stockholders	$190	(1) 13.6%	$117	(1)	9.8%
Earnings per share:
Earnings per share from continuing operations—basic and diluted	$3.33	(2)	$1.96	(2)
Earnings per share from discontinued operations—basic and diluted	—	(2)	0.02	(2)
Earnings per share	$3.33		$1.98
Weighted-average shares outstanding—basic and diluted	57.1		59.2
Other Data:
EBITDA	$650	(3)	$522	(3)
EBITDA As Defined	$699	(3) 50.0%	$565	(3)	47.3%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends paid on participating securities, including dividend equivalent payments of $38 million and $46 million for the thirteen week periods December 31, 2022 and January 1, 2022, respectively.
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
(3)Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure.

Changes in Results of Operations
Thirteen week period ended December 31, 2022 compared with the thirteen week period ended January 1, 2022
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended December 31, 2022 and January 1, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	December 31, 2022	January 1, 2022	Change
Organic sales	$1,375	$1,194	$181	15.2%
Acquisition sales	22	—	22	1.8%
Net sales	$1,397	$1,194	$203	17.0%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. Refer to Note 3, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's recent acquisitions activity.
The increase in organic sales of $181 million for the thirteen week period ended December 31, 2022 compared to the thirteen week period ended January 1, 2022 is primarily related to increases in commercial aftermarket sales ($115 million, an increase of 33.5%), commercial OEM sales ($53 million, an increase of 21.0%) and defense sales ($17 million, an increase of 3.3%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first quarter of fiscal 2023 compared to fiscal 2022. The increase in OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The slight increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels).
The increase in acquisition sales for the thirteen week period ended December 31, 2022 is attributable to the acquisition of DART Aerospace (“DART”), which was completed in the third quarter of fiscal 2022.
•Cost of Sales and Gross Profit. Cost of sales increased by $71 million, or 13.3%, to $604 million for the thirteen week period ended December 31, 2022 compared to $533 million for the thirteen week period ended January 1, 2022. Cost of sales and the related percentage of net sales for the thirteen week periods ended December 31, 2022 and January 1, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022	Change	% Change
Cost of sales - excluding costs below	$592	$542	$50	9.2%
% of net sales	42.4%	45.4%
Foreign currency losses (gains)	18	(1)	19	1,900.0%
% of net sales	1.3%	(0.1)%
Non-cash stock and deferred compensation expense	4	4	—	—%
% of net sales	0.3%	0.3%
Inventory acquisition accounting adjustments	2	—	2	100.0%
% of net sales	0.1%	—%
Loss contract amortization	(12)	(12)	—	—%
% of net sales	(0.9)%	(1.0)%
Total cost of sales	$604	$533	$71	13.3%
% of net sales	43.2%	44.6%
Gross profit (Net sales less Total cost of sales)	$793	$661	$132	20.0%
Gross profit percentage (Gross profit / Net sales)	56.8%	55.4%

Excluding the specific components to cost of sales listed above, the change in cost of sales during the thirteen week period ended December 31, 2022 decreased as a percentage of net sales despite increased inflationary pressures. This was primarily driven by the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume. A favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales compared to commercial OEM net sales also contributed to the gross profit as a percentage of net sales increasing by 1.4 percentage points to 56.8% for the thirteen week period ended December 31, 2022 from 55.4% for the thirteen week period ended January 1, 2022.
Regarding the specific components to cost of sales listed above, foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, weakened in the first quarter of fiscal 2023 resulting in unfavorable movement. No other material movement in the components to cost of sales were identified.
•Selling and Administrative Expenses. Selling and administrative expenses decreased by $1 million to $169 million, or 12.1% of net sales, for the thirteen week period ended December 31, 2022 from $170 million, or 14.2% of net sales, for the thirteen week period ended January 1, 2022. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended December 31, 2022 and January 1, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022	Change	% Change
Selling and administrative expenses - excluding costs below	$137	$132	$5	3.8%
% of net sales	9.8%	11.1%
Non-cash stock and deferred compensation expense	31	34	(3)	(8.8)%
% of net sales	2.2%	2.8%
Acquisition integration costs	1	3	(2)	(66.7)%
% of net sales	0.1%	0.3%
Acquisition and divestiture transaction-related expenses	—	1	(1)	(100.0)%
% of net sales	—%	0.1%
Total selling and administrative expenses	$169	$170	$(1)	(0.6)%
% of net sales	12.1%	14.2%
Excluding the specific components to selling and administrative expenses listed above, selling and administrative expenses during the thirteen week period ended December 31, 2022 improved as a percentage of net sales compared to the thirteen week period in the prior fiscal year as a result of higher sales and our continued strategic cost mitigation efforts.
•Amortization of Intangible Assets. Amortization of intangible assets was $34 million for the thirteen week period ended December 31, 2022 compared to $36 million for the thirteen week period ended January 1, 2022. The slight decrease in amortization expense of $2 million was due to the amortization expense recognized on intangible assets from the fiscal 2022 acquisition of DART being offset by sales order backlog recorded in connection with the Cobham Aero Connectivity (“CAC”) acquisition (acquired January 2021) becoming fully amortized in the first quarter of fiscal 2022.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases and interest income. Interest expense-net increased $22 million, or 8.3%, to $286 million for the thirteen week period ended December 31, 2022 from $264 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in the London Interbank Offered Rate (“LIBOR”) compared to the prior year, which adversely impacted the interest expense on the gross debt that is variable rate and not hedged via an interest rate swap or cap. This was partially offset by a $19 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended December 31, 2022 was 5.9%.
•Refinancing Costs. Refinancing costs of $4 million recorded for the thirteen week period ended December 31, 2022 were primarily related to fees incurred for the refinancing activity under Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement, to the Second Amended and Restated Credit Agreement, dated June 4, 2014 (herein, “Amendment No. 10”) completed during the first quarter of fiscal 2023. No refinancing costs were recorded for the thirteen week period ended January 1, 2022.

•Other Income. Other income was $1 million for the thirteen week period ended December 31, 2022 compared to $2 million recorded for the thirteen week period ended January 1, 2022. The activity in both periods primarily relates to the non-service related components of benefit costs on the Company's benefit plans.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 23.9% for the thirteen week period ended December 31, 2022 compared to 15.5% for the thirteen week period ended January 1, 2022. The Company’s higher effective tax rate for the thirteen week period ended December 31, 2022 was primarily due to a more significant discrete benefit associated with excess tax benefits applicable to share-based payments for the thirteen week period ended January 1, 2022.
•Income from Discontinued Operations, net of tax. No income from discontinued operations, net of tax, was recorded for the thirteen week period ended December 31, 2022. Income from discontinued operations, net of tax, was $1 million for the thirteen week period ended January 1, 2022 and related to a final working capital settlement received on the divestiture of the Souriau-Sunbank Connection Technologies business.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $65 million, or 39.9%, to $228 million for the thirteen week period ended December 31, 2022 compared to net income attributable to TD Group of $163 million for the thirteen week period ended January 1, 2022, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations was $3.33 for the thirteen week period ended December 31, 2022 and $1.96 for the thirteen week period ended January 1, 2022. Basic and diluted earnings per share from discontinued operations was $0.02 for the thirteen week period ended January 1, 2022. There was no impact on earnings per share from discontinued operations for the thirteen week period ended December 31, 2022. Net income attributable to TD Group for the thirteen week period ended December 31, 2022 of $228 million was decreased by dividend equivalent payments of $38 million, or $0.67 per share, resulting in net income applicable to TD Group common stockholders of $190 million, or $3.33 per share. Net income attributable to TD Group for the thirteen week period ended January 1, 2022 of $163 million was decreased by dividend equivalent payments of $46 million, or $0.77 per share, resulting in net income applicable to TD Group common stockholders of $117 million, or $1.98 per share.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended December 31, 2022 and January 1, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 31, 2022	% of Net Sales	January 1, 2022	% of Net Sales	Change	% Change
Power & Control	$725	51.9%	$650	54.4%	$75	11.5%
Airframe	637	45.6%	506	42.4%	131	25.9%
Non-aviation	35	2.5%	38	3.2%	(3)	(7.9)%
Net sales	$1,397	100.0%	$1,194	100.0%	$203	17.0%
Net sales for the Power & Control segment increased $75 million, an increase of 11.5%, for the thirteen week period ended December 31, 2022 compared to the thirteen week period ended January 1, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($56 million, an increase of 30.6%), commercial OEM ($14 million, an increase of 11.4%) and defense ($17 million, an increase of 5.4%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first quarter of fiscal 2023 compared to fiscal 2022. The increase in OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels).
Net sales for the Airframe segment increased $131 million, an increase of 25.9%, for the thirteen week period ended December 31, 2022 compared to the thirteen week period ended January 1, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($59 million, an increase of 36.9%) and commercial OEM sales ($40 million, an increase of 31.2%). The change in organic defense sales was flat (a decrease of $1 million, or 0.7%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first quarter of fiscal 2023 compared to fiscal 2022. The increase in OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. Defense sales were flat primarily due to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels). Acquisition sales increased by $22 million for the thirteen week period ended December 31, 2022 due to the impact on the comparable period from the net sales of DART.

The change in Non-aviation net sales compared to the thirteen week period in the prior fiscal year was not material.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended December 31, 2022 and January 1, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 31, 2022	% of Segment Net Sales		January 1, 2022	% of Segment Net Sales		Change	% Change
Power & Control	$401	55.3%		$328	50.5%		$73	22.3%
Airframe	312	49.0%		226	44.7%		86	38.1%
Non-aviation	14	40.0%		14	36.8%		—	—%
Total segment EBITDA As Defined	727	52.0%		568	47.6%		159	28.0%
Less: Unallocated corporate EBITDA As Defined	28	2.0%	(1)	3	0.3%	(1)	25	833.3%
Total Company EBITDA As Defined	$699	50.0%	(1)	$565	47.3%	(1)	$134	23.7%

(1)Calculated as a percentage of consolidated net sales.
Organic EBITDA As Defined represents EBITDA As Defined from existing businesses owned by the Company as of December 31, 2022, excluding EBITDA As Defined from acquisitions. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date. Refer to Note 3, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's recent acquisitions activity.
EBITDA As Defined for the Power & Control segment increased approximately $73 million, an increase of 22.3%, resulting from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $86 million, an increase of 38.1%, resulting primarily from higher organic sales, particularly in the commercial aftermarket and OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials. EBITDA As Defined for the Airframe segment from acquisitions increased by $6 million due to the impact of DART.
The change in Non-aviation EBITDA as Defined compared to the thirteen week period in the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments. The increase compared to the thirteen week period in the prior fiscal year is primarily attributable to the deferred compensation plan adopted in the fourth quarter of fiscal 2022 for certain members of non-executive management and certain non-recurring transactions recorded in the first quarter of fiscal 2022.

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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	December 31, 2022	September 30, 2022
Selected Balance Sheet Data:
Cash and cash equivalents	$3,288	$3,001
Working capital (Total current assets less total current liabilities)	4,521	4,223
Total assets	18,489	18,107
Total debt (1)	19,803	19,795
TD Group stockholders’ deficit	(3,336)	(3,773)

(1)Includes debt issuance costs and original issue discount and premiums. Reference Note 9, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$377	$279
Investing activities	(41)	(25)
Financing activities	(65)	(225)
Capital expenditures	31	25
Ratio of earnings to fixed charges (1)	2.0x	1.7x

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
The Company’s ability to make scheduled interest payments on, or to refinance, the Company’s indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on the Company’s ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control, including the pandemic.
The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps and caps used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 12, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of December 31, 2022, over 75% of our gross debt is at a fixed rate.
The Company continues to strategically manage its cash and cash equivalents. In the first quarter of fiscal 2023, the Company entered into Amendment No. 10, extending the maturity date on the approximately $1,725 million in Tranche G term loans due August 2024 to new Tranche H term loans due February 2027.

As of December 31, 2022, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of December 31, 2022
Cash and cash equivalents	$3,288
Availability on revolving credit facility	779
Cash liquidity	$4,067
We believe our significant cash liquidity will allow us to meet our anticipated funding requirements. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. There is no maturity on any tranche of term loans or notes until May 2025.
In connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to continue to have the financial flexibility to focus on effective capital allocation, which includes making strategic business acquisitions, such as the fiscal 2022 DART acquisition for $359 million, pay dividends to our shareholders, such as the $18.50 per share special dividend paid in the fourth quarter of fiscal 2022, and make opportunistic investments in our own stock, such as the $912 million in share repurchases in fiscal 2022.
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
Operating Activities. The Company generated $377 million of net cash from operating activities during the thirteen week period ended December 31, 2022 compared to $279 million during the thirteen week period ended January 1, 2022.
The change in accounts receivable during the thirteen week period ended December 31, 2022 was a source of cash of $121 million compared to a source of cash of $117 million during the thirteen week period ended January 1, 2022. The increase in the source of cash of $4 million is primarily attributable to the timing of cash receipts. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during the thirteen week period ended December 31, 2022 was a use of cash of $89 million compared to a use of cash of $32 million during the thirteen week period ended January 1, 2022. The increase in the use of cash of $57 million is primarily driven by increased purchasing from higher demand in fiscal 2023 as raw materials inventory is up approximately $166 million compared to at January 1, 2022. The Company continues to actively and strategically manage inventory levels in response to the ongoing supply chain challenges.
The change in accounts payable during the thirteen week period ended December 31, 2022 was a use of cash of $13 million compared to a use of cash of $14 million during the thirteen week period ended January 1, 2022. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $41 million during the thirteen week period ended December 31, 2022, consisting of capital expenditures of $31 million and the remaining $10 million cash payment due for a certain product line acquired at the end of fiscal 2022.
Net cash used in investing activities was $25 million during the thirteen week period ended January 1, 2022, consisting of capital expenditures of $25 million.
Financing Activities. Net cash used in financing activities during the thirteen week period ended December 31, 2022 was $65 million. The use of cash was primarily attributable to repayments on term loans of $1,739 million, which consists of the full repayment of existing Tranche G term loans and fees ($1,725 million) plus principal payments on Tranche E and Tranche F term loans ($14 million), dividend equivalent payments of $38 million and other financing fees of $5 million. This was partially offset by $1,690 million in proceeds of Tranche H term loans (replacing the Tranche G term loans) and $27 million in proceeds from stock option exercises.
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

Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and postretirement benefit plans and purchase obligations. During the thirteen week period ended December 31, 2022, other than the execution of Amendment No. 10, which is described further in Note 9, “Debt,” in the notes to the condensed consolidated financial statements included herein, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
On December 14, 2022, the Company entered into Amendment No. 10. Under the terms of Amendment No. 10, the Company, among other things, repaid in full its existing approximately $1,725 million in Tranche G term loans maturing August 22, 2024 and replaced such loans with approximately $1,725 million in Tranche H term loans maturing February 22, 2027. The applicable margin for the Tranche H term loans bearing interest at Term Secured Overnight Financing Rate (“SOFR”) is 3.25% compared to an applicable margin for the former Tranche G term loans which bore interest at LIBOR plus 2.25%. Original issue discount of 2%, or approximately $34.5 million, was paid to lenders of the Tranche H term loans. The Tranche H term loans were fully drawn on December 14, 2022 and the other terms and conditions that apply to the Tranche H term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 10.
As of December 31, 2022, TransDigm has $7,284 million in fully drawn term loans (the “Term Loans Facility”) and an $810 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows:

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche E	$2,149 million	May 30, 2025	LIBOR plus 2.25%
Tranche F	$3,410 million	December 9, 2025	LIBOR plus 2.25%
Tranche H	$1,725 million	February 22, 2027	Term SOFR plus 3.25%
The Term Loans Facility requires quarterly aggregate principal payments of $19 million. The revolving commitments consist of two tranches which include up to $152 million of multicurrency revolving commitments. At December 31, 2022, the Company had $31 million in letters of credit outstanding and $779 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of 2.50% per annum. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum.
The interest rates per annum applicable to the Tranche E and Tranche F term loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted LIBOR for one, three or six-month (or to the extent agreed to by each relevant lender, twelve-month or a period less than one month) interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted LIBOR related to Tranche E and Tranche F term loans are not subject to a floor. For the thirteen week periods ended December 31, 2022 and January 1, 2022, the applicable interest rate (which excludes the impact of our interest rate swaps and caps) was approximately 5.92% and 2.34% on the existing term loans, respectively.
The interest rates per annum applicable to the Tranche H term loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to Tranche H term loans are not subject to a floor. For the thirteen week period ended December 31, 2022, the applicable interest rate was approximately 7.57% on the existing term loans.
Refer to Note 12, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein for information about how our interest rate swaps and cap agreements are used to hedge and offset, respectively, the variable interest rates on the credit facility.

Indentures
The following table represents the senior subordinated and secured notes outstanding as of December 31, 2022:

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
The 6.375% 2026 Notes, the 7.50% 2027 Notes, the 5.50% 2027 Notes, the 4.625% 2029 Notes and the 4.875% 2029 Notes (collectively, the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The 6.875% 2026 Notes (the “TransDigm UK Notes” and together with the TransDigm Inc. Notes, the “Notes,” are further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496 million. The 2025 Secured Notes were issued at a price of 100% of the principal amount. The initial $3,800 million offering of the 2026 Secured Notes (which, along with the 2025 Secured Notes, are collectively referred to as the “Secured Notes”) was issued at a price of 100% of its principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,411 million.
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

(in millions)	December 31, 2022
Current assets	$4,232
Goodwill	6,853
Other non-current assets	2,821
Current liabilities	752
Non-current liabilities	20,038
Amounts (from) due to subsidiaries that are non-issuers and non-guarantors - net	(1,423)

Thirteen Week Period Ended
(in millions)	December 31, 2022
Net sales	$1,080
Sales to subsidiaries that are non-issuers and non-guarantors	8
Cost of sales	427
Expense from subsidiaries that are non-issuers and non-guarantors - net	10
Income from continuing operations	151
Net income attributable to TD Group	151
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
The restrictive covenants included in the Credit Agreement are subject to amendments executed periodically. The most recent amendment that impacted the restrictive covenants contained in the Credit Agreement is Amendment No. 7 and Refinancing Facility Agreement, executed on February 6, 2020.
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
As of December 31, 2022, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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

On July 25, 2022, the Company amended the Securitization Facility to, among other things, extend the maturity date to July 25, 2023 and bear interest at a rate of Term SOFR plus 1.30%, compared to an interest rate of LIBOR plus 1.20% that applied prior to the amendment. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable. As of December 31, 2022, the Company has borrowed $350 million under the Securitization Facility, which is fully drawn. For the thirteen week periods ended December 31, 2022 and January 1, 2022, the applicable interest rate was 5.36% and 1.41%, respectively.
Dividend and Dividend Equivalent Payments
No dividends were declared in the first quarter of fiscal 2023. Pursuant to the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan and the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan, all of the options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company. In August 2022, all members of the Board of Directors executed amendments to their option agreements resulting in the directors no longer receiving dividend equivalent payments in cash, but rather for dividends declared after June 1, 2022, dividends result in a reduction of strike price on the outstanding options held by the directors.
Dividend equivalent payments are made during the Company's first fiscal quarter each year and also upon payment of any dividends declared within the current fiscal year. Total dividend equivalent payments in the first quarter of fiscal 2023 were approximately $38 million.
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
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of December 31, 2022, the Company had $31 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022
Income from continuing operations	$229	$163
Adjustments:
Depreciation and amortization expense	63	65
Interest expense, net	286	264
Income tax provision	72	30
EBITDA	650	522
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (1)	3	5
Non-cash stock and deferred compensation expense (2)	35	37
Refinancing costs (3)	4	—
Other, net (4)	7	1
EBITDA As Defined	$699	$565

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

(4)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs and deferred compensation payments.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 31, 2022	January 1, 2022
Net cash provided by operating activities	$377	$279
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	(49)	(18)
Interest expense, net (1)	277	256
Income tax provision - current	72	30
Loss contract amortization	12	12
Non-cash stock and deferred compensation expense (2)	(35)	(37)
Refinancing costs (3)	(4)	—
EBITDA	650	522
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (4)	3	5
Non-cash stock and deferred compensation expense (2)	35	37
Refinancing costs (3)	4	—
Other, net (5)	7	1
EBITDA As Defined	$699	$565

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans and deferred compensation plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

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

(5)
Primarily represents foreign currency transaction gain or loss, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs and deferred compensation payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Form 10-K (for the fiscal year ended September 30, 2022, filed on November 10, 2022). These market risks have not materially changed for the first quarter of fiscal year 2023.
ITEM 4. CONTROLS AND PROCEDURES
As of December 31, 2022, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Executive Vice President and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information with respect to our legal proceedings is contained in Note 16, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements included herein and Note 15, “Commitments and Contingencies,” in Part IV, Item 15. Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed on November 10, 2022. There have been no material changes to this information.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed on November 10, 2022. There have been no material changes to the risk factors described in the Form 10-K.
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
No repurchases were made under the program during the first quarter of fiscal 2023. As of December 31, 2022, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
ITEM 5. OTHER INFORMATION
As disclosed in the Company’s proxy statement filed on January 27, 2023, and following her 12 years with the Company, Halle Martin retired from her position as General Counsel, Chief Compliance Officer and Secretary of TransDigm Group Incorporated effective February 3, 2023. Following her retirement, it is expected that Ms. Martin will continue to provide consulting services to the Company. In connection with her retirement, Ms. Martin and the Company entered into a Separation and Consulting Agreement whereby the Company agreed to provide Ms. Martin with the benefits to which she would have been entitled under her outstanding option agreements in the event of a qualified retirement that met the definition of retirement thereunder and, in exchange, Ms. Martin agreed to provide a release of claims and continuing cooperation to the Company. Specifically, Ms. Martin will receive (a) continued vesting of options previously granted (namely, 60% of her options granted in November 2019 will be permitted to vest in accordance with their terms and 20% of her options granted in November 2021 will be permitted to vest in accordance with their terms) and (b) all of Ms. Martin’s vested options will remain exercisable for the life of the options. In addition, the agreement provides for continued consulting services to be rendered by Ms. Martin at the Company’s request.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

10.1	Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement, dated December 14, 2022, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (as successor to Credit Suisse AG) for the lenders	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed December 14, 2022 (File No. 001-32833)
22	Listing of Subsidiary Guarantors	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Inveractive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2023
Kevin Stein

/s/ Michael Lisman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2023
Michael Lisman