Form 10-Q
period 2023-04-01
TransDigm Group INC
filed 2023-05-09
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2023

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 54,928,292 as of April 30, 2023.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	April 1, 2023	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,418	$3,001
Restricted cash	1,100	—
Trade accounts receivable—Net	1,018	967
Inventories—Net	1,529	1,332
Prepaid expenses and other	391	349
Total current assets	7,456	5,649
PROPERTY, PLANT AND EQUIPMENT—NET	872	807
GOODWILL	8,743	8,641
OTHER INTANGIBLE ASSETS—NET	2,725	2,750
OTHER NON-CURRENT ASSETS	212	260
TOTAL ASSETS	$20,008	$18,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$1,162	$76
Short-term borrowings—trade receivable securitization facility	350	350
Accounts payable	292	279
Accrued and other current liabilities	718	721
Total current liabilities	2,522	1,426
LONG-TERM DEBT	19,349	19,369
DEFERRED INCOME TAXES	599	596
OTHER NON-CURRENT LIABILITIES	431	482
Total liabilities	22,901	21,873
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 60,571,649 and 60,049,685 at April 1, 2023 and September 30, 2022, respectively	1	1
Additional paid-in capital	2,284	2,113
Accumulated deficit	(3,384)	(3,914)
Accumulated other comprehensive loss	(96)	(267)
Treasury stock, at cost; 5,688,639 shares at April 1, 2023 and September 30, 2022, respectively	(1,706)	(1,706)
Total TD Group stockholders’ deficit	(2,901)	(3,773)
NONCONTROLLING INTERESTS	8	7
Total stockholders’ deficit	(2,893)	(3,766)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,008	$18,107
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
NET SALES	$1,592	$1,327	$2,989	$2,521
COST OF SALES	663	591	1,268	1,124
GROSS PROFIT	929	736	1,721	1,397
SELLING AND ADMINISTRATIVE EXPENSES	199	183	369	353
AMORTIZATION OF INTANGIBLE ASSETS	35	33	68	69
INCOME FROM OPERATIONS	695	520	1,284	975
INTEREST EXPENSE—NET	295	266	581	530
REFINANCING COSTS	5	—	9	—
OTHER INCOME	(2)	(6)	(3)	(8)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	397	260	697	453
INCOME TAX PROVISION	93	61	164	91
INCOME FROM CONTINUING OPERATIONS	304	199	533	362
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	1
NET INCOME	304	199	533	363
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	(1)	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$304	$199	$532	$362
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$304	$199	$494	$316
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$5.32	$3.38	$8.65	$5.33
Earnings per share from discontinued operations—basic and diluted	—	—	—	0.02
Earnings per share	$5.32	$3.38	$8.65	$5.35
Weighted-average shares outstanding:
Basic and diluted	57.1	58.9	57.1	59.0
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net income	$304	$199	$533	$363
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)
Net income attributable to TD Group	$304	$199	$532	$362
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	43	(43)	180	(53)
Unrealized (losses) gains on derivatives	(31)	170	(9)	228
Pension and postretirement benefit plans adjustment	—	—	—	—
Other comprehensive income, net of tax, attributable to TD Group	12	127	171	175
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$316	$326	$703	$537
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
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2022	60,049,685	$1	$2,113	$(3,914)	$(267)	(5,688,639)	$(1,706)	$7	$(3,766)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(1)	—	—	—	—	(1)
Compensation expense recognized for employee stock options	—	—	24	—	—	—	—	—	24
Exercise of employee stock options	121,490	—	27	—	—	—	—	—	27
Net income attributable to TD Group	—	—	—	228	—	—	—	—	228
Foreign currency translation adjustment, net of tax	—	—	—	—	137	—	—	—	137
Unrealized gain on derivatives, net of tax	—	—	—	—	22	—	—	—	22
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 31, 2022	60,171,175	$1	$2,164	$(3,687)	$(108)	(5,688,639)	$(1,706)	$8	$(3,328)
Accrued unvested dividend equivalents and other	—	—	—	(1)	—	—	—	—	(1)
Compensation expense recognized for employee stock options	—	—	28	—	—	—	—	—	28
Exercise of employee stock options	400,474	—	92	—	—	—	—	—	92
Net income attributable to TD Group	—	—	—	304	—	—	—	—	304
Foreign currency translation adjustment, net of tax	—	—	—	—	43	—	—	—	43
Unrealized loss on derivatives, net of tax	—	—	—	—	(31)	—	—	—	(31)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—April 1, 2023	60,571,649	$1	$2,284	$(3,384)	$(96)	(5,688,639)	$(1,706)	$8	$(2,893)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022
OPERATING ACTIVITIES:
Net income	$533	$363
Income from discontinued operations, net of tax	—	(1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61	58
Amortization of intangible assets and product certification costs	68	69
Amortization of debt issuance costs, original issue discount and premium	20	17
Amortization of inventory step-up	2	1
Amortization of loss contract reserves	(19)	(20)
Refinancing costs	9	—
Gain on sale of businesses, net	—	(3)
Non-cash stock and deferred compensation expense	77	82
Deferred income taxes	—	(1)
Foreign currency exchange losses (gains)	22	(2)
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(33)	(8)
Inventories	(176)	(62)
Income taxes payable (receivable)	21	(20)
Other assets	(26)	(16)
Accounts payable	6	13
Accrued interest	14	(64)
Accrued and other liabilities	(72)	(40)
Net cash provided by operating activities	507	366
INVESTING ACTIVITIES:
Capital expenditures	(66)	(57)
Acquisition of businesses, net of cash acquired	(10)	—
Net proceeds from sale of businesses	—	3
Net cash used in investing activities	(76)	(54)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	119	80
Dividend equivalent payments	(38)	(46)
Repurchases of common stock	—	(667)
Proceeds from issuance of senior secured notes, net	2,066	—
Repayment on revolving credit facility	—	(200)
Proceeds from term loans, net	6,235	—
Repayment on term loans	(7,303)	(38)
Financing costs and other, net	(11)	(1)
Net cash provided by (used in) financing activities	1,068	(872)
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18	(11)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,517	(571)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	3,001	4,787
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$4,518	$4,216
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$545	$574
Cash paid during the period for income taxes, net of refunds	$154	$95
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEK PERIODS ENDED APRIL 1, 2023 AND APRIL 2, 2022
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
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2022 included in TD Group’s Form 10-K filed on November 10, 2022. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2022 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended April 1, 2023 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, none of which are material.
3.    ACQUISITIONS
Calspan Corporation – On March 14, 2023, the Company entered into a definitive agreement to acquire all the outstanding stock of Calspan Corporation (“Calspan”) for a total purchase price of approximately $725 million in cash. The acquisition was completed on May 8, 2023 and financed through existing cash on hand. Calspan operates from seven primary facilities within the United States and is a leading independent provider of proprietary highly engineered testing and technology development services and systems primarily for the aerospace and defense industry. Calspan’s state of the art transonic wind tunnel is used across a range of important aftermarket-focused development activities for both the commercial and defense aerospace end markets. Calspan will be included within TransDigm's Airframe segment.
DART Aerospace – On May 25, 2022, the Company acquired all the outstanding stock of DART Aerospace (“DART”) for a total purchase price of $359 million in cash, which is net of a working capital settlement received in the fourth quarter of fiscal 2022 of approximately $1 million. The acquisition was financed through existing cash on hand. DART operates from four primary facilities and is a leading provider of highly engineered, unique helicopter mission equipment solutions that predominantly service civilian aircraft. The products are primarily proprietary with significant aftermarket content. DART's operating results are included within TransDigm's Airframe segment.

The Company accounted for the DART acquisition using the acquisition method of accounting and third-party valuation appraisals and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price of DART was allocated to the underlying assets acquired and liabilities assumed based upon the respective fair value at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. As of April 1, 2023, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the DART acquisition are subject to adjustment until the end of the respective measurement period, including those related to deferred taxes and income taxes. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the twenty-six week periods ended April 1, 2023 or April 2, 2022 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the DART acquisition as of the May 25, 2022 acquisition date is summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$16	$(1)	$15
Inventories	33	(1)	32
Prepaid expenses and other	4	1	5
Property, plant and equipment	9	—	9
Goodwill	236	(33)	203	(1)
Other intangible assets	112	36	148	(1)
Other non-current assets	8	9	17
Total assets acquired (excluding cash)	418	11	429
Liabilities assumed:
Accounts payable	4	—	4
Accrued and other current liabilities	11	3	14
Deferred income taxes	35	1	36
Other non-current liabilities	8	8	16
Total liabilities assumed	58	12	70
Net assets acquired	$360	$(1)	$359

(1)The Company expects that none of the approximately $203 million of goodwill and $148 million of other intangible assets recognized for the acquisition will be deductible for tax purposes.
(2)Measurement period adjustments primarily relate to the adjustments in the fair values of the acquired other intangible assets from the third-party valuation. The principal offset was to goodwill.
Extant Aerospace Acquisitions – For the fiscal year ended September 30, 2022, the Company's Extant Aerospace subsidiary, which is included within TransDigm’s Power & Control segment, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $88 million, of which $10 million was paid using existing cash on hand in the first quarter of fiscal 2023. The allocation of the purchase prices for certain acquisitions remains preliminary and will likely change in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $60 million of goodwill and all of the approximately $37 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years. Pro forma net sales and results of operations for the Extant Aerospace acquisitions had they occurred at the beginning of the twenty-six week periods ended April 1, 2023 or April 2, 2022 are not material and, accordingly, are not provided.

The acquisitions completed by the Company strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components, services and systems in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase prices paid reflect the current EBITDA and cash flows, as well as the future EBITDA and cash flows expected to be generated by the businesses, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.
4.    RECENT ACCOUNTING PRONOUNCEMENTS
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform.” Certain amendments were provided for in ASU 2021-01, “Reference Rate Reform (ASC 848): Scope,” which was issued in January 2021, and ASU 2022-06, “Reference Rate Reform (ASC 848): Deferral of the Sunset Date.” ASU 2021-01 provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. As a result of ASU 2022-06 deferring the sunset date, ASC 848 is effective through December 31, 2024. During the second quarter of fiscal 2023, the Company entered into LIBOR to Term Secured Overnight Financing Rate (“Term SOFR”) basis interest rate swap and cap agreements to effectively convert its existing swaps and caps from LIBOR-based to Term SOFR-based. The practical expedients permissible under ASC 848 were applied and resulted in the Company preserving the presentation of its existing swaps and caps as qualifying cash flow hedges. Refer to Note 13, “Derivatives and Hedging Activities,” for further disclosure of the hedging transactions entered into during the second quarter of fiscal 2023. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial statements and disclosures.
5.    REVENUE RECOGNITION
TransDigm's sales are concentrated in the aerospace and defense industry. The Company’s customers include: distributors of aerospace components, commercial airlines, large commercial transport and regional and business aircraft original equipment manufacturers (“OEMs”), various armed forces of the United States (“U.S.”) and friendly foreign governments, defense OEMs, system suppliers, and various other industrial customers.
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

	April 1, 2023	September 30, 2022
Contract assets, current (1)	$160	$119
Contract assets, non-current (2)	1	1
Total contract assets	161	120
Contract liabilities, current (3)	60	45
Contract liabilities, non-current (4)	7	9
Total contract liabilities	67	54
Net contract assets	$94	$66

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
The increase in the Company's total contract assets at April 1, 2023 compared to September 30, 2022 is primarily due to the timing and status of work in process and/or milestones of certain contracts. The increase in the Company's total contract liabilities at April 1, 2023 compared to September 30, 2022 is primarily due to the receipt of advance payments. For the twenty-six week period ended April 1, 2023, the revenue recognized that was previously included in contract liabilities was not material.
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
As of April 1, 2023 and September 30, 2022, the allowance for uncollectible accounts was $35 million. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Numerator for earnings per share:
Income from continuing operations	$304	$199	$533	$362
Less: Net income attributable to noncontrolling interests	—	—	(1)	(1)
Net income from continuing operations attributable to TD Group	304	199	532	361
Less: Dividends paid on participating securities	—	—	(38)	(46)
Income from discontinued operations, net of tax	—	—	—	1
Net income applicable to TD Group common stockholders—basic and diluted	$304	$199	$494	$316
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	54.7	55.2	54.6	55.2
Vested options deemed participating securities	2.4	3.7	2.5	3.8
Total shares for basic and diluted earnings per share	57.1	58.9	57.1	59.0

Earnings per share from continuing operations—basic and diluted	$5.32	$3.38	$8.65	$5.33
Earnings per share from discontinued operations—basic and diluted	—	—	—	0.02
Earnings per share	$5.32	$3.38	$8.65	$5.35
7.    STOCK REPURCHASE PROGRAM
On January 27, 2022, the Board of Directors of the Company (the “Board”) authorized a new stock repurchase program to permit repurchases of its outstanding common stock not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program previously authorized by the Board on November 8, 2017, subject to any restrictions specified in the Second Amended and Restated Credit Agreement dated as of June 4, 2014, and/or Indentures governing the Company's existing Notes. There is no expiration date for this program.
During fiscal year 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share for a total amount of $912 million, of which 1,046,815 shares of common stock were repurchased during the second quarter of fiscal 2022 at an average price of $636.93 per share for a total amount of $667 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. No repurchases were made under the program in the first half of fiscal 2023. As of April 1, 2023, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
8.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	April 1, 2023	September 30, 2022
Raw materials and purchased component parts	$1,082	$959
Work-in-progress	427	359
Finished goods	227	210
Total	1,736	1,528
Reserves for excess and obsolete inventory	(207)	(196)
Inventories—Net	$1,529	$1,332

9.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	April 1, 2023			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks & trade names	$1,000	$—	$1,000	$990	$—	$990
Technology	2,081	836	1,245	2,054	780	1,274
Order backlog	7	5	2	7	3	4
Customer relationships	595	121	474	580	104	476
Other	9	5	4	9	3	6
Total	$3,692	$967	$2,725	$3,640	$890	$2,750
The aggregate amortization expense on identifiable intangible assets is approximately $35 million and $33 million for the thirteen week periods ended April 1, 2023 and April 2, 2022, respectively, and $68 million and $69 million for the twenty-six week periods ended April 1, 2023 and April 2, 2022, respectively.
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2022 through April 1, 2023 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2022	$4,155	$4,393	$93	$8,641
Purchase price allocation adjustments (1)	3	1	—	4
Currency translation adjustments and other	32	66	—	98
Balance at April 1, 2023	$4,190	$4,460	$93	$8,743

(1)Primarily related to opening balance sheet adjustments recorded from the series of acquisitions completed during fiscal year 2022 by the Company's Extant Aerospace subsidiary (Power & Control) and the acquisition of DART (Airframe). Refer to Note 3, “Acquisitions,” for further information.
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We assessed the changes in events and circumstances during the first and second quarters of fiscal 2023 and concluded that no triggering events occurred that would require interim quantitative testing.

10.    DEBT
The Company’s debt consists of the following (in millions):

	April 1, 2023
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$6,278	$(28)	$(54)	$6,196
8.00% senior secured notes due 2025 (“2025 Secured Notes”)	1,100	(5)	—	1,095
6.375% senior subordinated notes due 2026 (“6.375% 2026 Notes”)	950	(3)	—	947
6.875% senior subordinated notes due 2026 (“6.875% 2026 Notes”)	500	(3)	(1)	496
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(30)	3	4,373
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(3)	—	547
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(14)	—	2,636
6.75% secured notes due 2028 (“2028 Secured Notes”)	2,100	(22)	(11)	2,067
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(8)	—	1,192
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(5)	—	745
Government refundable advances	22	—	—	22
Finance lease obligations	195	—	—	195
	20,695	(121)	(63)	20,511
Less: current portion	1,168	(6)	—	1,162
Long-term debt	$19,527	$(115)	$(63)	$19,349

	September 30, 2022
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,298	$(29)	$(13)	$7,256
2025 Secured Notes	1,100	(6)	—	1,094
6.375% 2026 Notes	950	(4)	—	946
6.875% 2026 Notes	500	(3)	(2)	495
2026 Secured Notes	4,400	(35)	3	4,368
7.50% 2027 Notes	550	(3)	—	547
5.50% 2027 Notes	2,650	(15)	—	2,635
4.625% 2029 Notes	1,200	(9)	—	1,191
4.875% 2029 Notes	750	(6)	—	744
Government refundable advances	23	—	—	23
Finance lease obligations	146	—	—	146
	19,567	(110)	(12)	19,445
Less: current portion	77	(1)	—	76
Long-term debt	$19,490	$(109)	$(12)	$19,369
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $184 million and $170 million as of April 1, 2023 and September 30, 2022, respectively.

Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement – On December 14, 2022, the Company entered into Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 10”) to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”). Under the terms of Amendment No. 10, the Company, among other things, repaid in full its existing approximately $1,725 million in Tranche G term loans maturing August 22, 2024 and replaced such loans with approximately $1,725 million in Tranche H term loans maturing February 22, 2027. The Tranche H term loans bear interest at Term SOFR plus 3.25% compared to the former Tranche G term loans which bore interest at LIBOR plus 2.25%. The Tranche H term loans were issued at a discount of 2.00%, or approximately $34.5 million. The Tranche H term loans were fully drawn on December 14, 2022 and the other terms and conditions that apply to the Tranche H term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 10.
The Company capitalized $0.9 million and expensed $3.0 million of refinancing costs associated with the refinancing during the twenty-six week period ended April 1, 2023. Additionally, the Company wrote-off $0.2 million in unamortized debt issuance costs and $0.1 million of original issue discount related to the Tranche G terms loans during the twenty-six week period ended April 1, 2023.
Amendment No. 11, Loan Modification Agreement and Refinancing Facility Agreement – On February 24, 2023, the Company entered into Amendment No. 11, Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 11”) to the Credit Agreement. Under the terms of Amendment No. 11, the Company, among other things, repaid in full its existing approximately $2,149 million in Tranche E term loans maturing May 30, 2025 and approximately $3,410 million in Tranche F term loans maturing December 9, 2025 and replaced such loans with approximately $4,559 million in Tranche I term loans maturing August 24, 2028 and the $1,000 million 2028 Secured Notes further described below. The Tranche I term loans bear interest at Term SOFR plus 3.25% compared to the former Tranche E and Tranche F term loans which bore interest at LIBOR plus 2.25%. The Tranche I term loans were issued at a discount of 0.25%, or approximately $11.4 million. The Tranche I term loans were fully drawn on February 24, 2023 and the other terms and conditions that apply to the Tranche I term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 11.
The Company capitalized $2.5 million and expensed $5.6 million of refinancing costs associated with the refinancing during the twenty-six week period ended April 1, 2023. Additionally, the Company wrote-off $0.1 million in unamortized debt issuance costs and $0.1 million of original issue discount related to the Tranche I terms loans during the twenty-six week period ended April 1, 2023.
Issuance of $1,000 million Senior Secured Notes due 2028 – On February 24, 2023, the Company entered into a purchase agreement in connection with a private offering of $1,000 million in aggregate principal amount of 6.75% senior secured notes due 2028 (the “$1,000 million 2028 Secured Notes”) at an issue price of 100% of the principal amount. The $1,000 million 2028 Secured Notes were issued pursuant to an indenture, dated as of February 24, 2023, amongst TransDigm, as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm named therein, as guarantors. The $1,000 million 2028 Secured Notes are secured by a first-priority security interest in substantially all the assets of TransDigm, TransDigm Group, TransDigm UK and each other guarantor on an equal and ratable basis with any other existing and future senior secured debt, including indebtedness under the Company's senior secured credit facilities, the 2025 Secured Notes and 2026 Secured Notes. The proceeds were used, along with the proceeds from the Tranche I term loans further described above, to repurchase the Tranche E and Tranche F term loans.
The $1,000 million 2028 Secured Notes bear interest at a rate of 6.75% per annum, which accrues from February 24, 2023 and is payable semiannually in arrears on February 15th and August 15th of each year, commencing on August 15, 2023. The $1,000 million 2028 Secured Notes mature on August 15, 2028, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $11.4 million in debt issuance costs associated with the $1,000 million 2028 Secured Notes during the twenty-six week period ended April 1, 2023.

Issuance of $1,100 million Senior Secured Notes due 2028 – On March 9, 2023, the Company entered into into a purchase agreement in connection with a private offering of $1,100 million in aggregate principal amount of 6.75% senior secured notes due 2028 (the “$1,100 million 2028 Secured Notes”) at an issue price of 99% of the principal amount, which represents an approximately $11.0 million discount. The $1,100 million 2028 Secured Notes are an additional issuance of the Company's existing $1,000 million 2028 Secured Notes (collectively, the “2028 Secured Notes”), and were issued under the indenture dated as of February 24, 2023 pursuant to which the Company previously issued $1,000 million 2028 Secured Notes and a supplemental indenture dated as of March 9, 2023. The $1,100 million 2028 Secured Notes are the same class and series as, and otherwise identical to, the $1,000 million 2028 Secured Notes other than with respect to the date of issuance and issue price. The proceeds are classified as restricted cash on the condensed consolidated balance sheet as of April 1, 2023, as they were committed to be used to redeem the $1,100 million in 2025 Secured Notes further described below.
The $1,100 million 2028 Secured Notes bear interest at a rate of 6.75% per annum, which accrues from February 24, 2023 and is payable semiannually in arrears on February 15th and August 15th of each year, commencing on August 15, 2023. The $1,100 million 2028 Secured Notes mature on August 15, 2028, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indentures.
The Company capitalized $11.2 million in debt issuance costs associated with the $1,100 million 2028 Secured Notes during the twenty-six week period ended April 1, 2023.
Subsequent Event - Redemption of Senior Secured Notes due 2025 – On March 9, 2023, the Company announced a cash tender offer for any and all of its outstanding 2025 Secured Notes. On April 10, 2023, the Company redeemed the principal amount of $1,100 million, plus accrued interest of approximately $1.7 million and an early redemption premium of $22.0 million associated with the 2025 Secured Notes. As the notification of redemption was made in March 2023, the 2025 Secured Notes obligation is classified as current portion of long-term debt on the condensed consolidated balance sheet as of April 1, 2023.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of April 1, 2023 and September 30, 2022, the outstanding balance of these advances was $22 million and $23 million, respectively.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $195 million and $146 million at April 1, 2023 and September 30, 2022, respectively. The increase in the current fiscal year is attributable to certain new leases of facilities and amendments to previous agreements qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 16, “Leases,” for further disclosure of the Company's lease obligations.
11.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended April 1, 2023 and April 2, 2022, the effective income tax rate was 23.4% and 23.5%, respectively. The Company’s slightly lower effective income tax rate for the thirteen week period ended April 1, 2023 was primarily the result of a more significant impact of the discrete tax benefit associated with share-based payments. During the twenty-six week periods ended April 1, 2023 and April 2, 2022, the effective income tax rate was 23.5% and 20.1%, respectively. The Company’s higher effective income tax rate for the twenty-six week period ended April 1, 2023 was primarily due to a decrease in the impact of the discrete tax benefit associated with share-based payments relative to the comparable prior periods. The reduced impact of the discrete tax benefit was the result of an increase in income from continuing operations before income taxes for the twenty-six week period ended April 1, 2023. The Company's effective income tax rate for the thirteen and twenty-six week period ended April 1, 2023 was higher than the federal statutory tax rate of 21% primarily due to an increase in the valuation allowance applicable to the Company's net interest deduction limitation carryforward, partially offset by the discrete impact of excess tax benefits associated with share-based payments.
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

Unrecognized tax benefits at April 1, 2023 and September 30, 2022, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $17.0 million and $16.6 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not material for the thirteen and twenty-six week periods ended April 1, 2023 and April 2, 2022. As of April 1, 2023 and September 30, 2022, the Company accrued $5.7 million and $4.5 million, respectively, for the potential payment of interest and penalties. Within the next 12 months, the Company does not anticipate a material increase or decrease in the amount of unrecognized tax benefits.
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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		April 1, 2023		September 30, 2022
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$3,418	$3,418	$3,001	$3,001
Restricted cash	1	1,100	1,100	—	—
Interest rate swap agreements (1)	2	82	82	77	77
Interest rate swap agreements (2)	2	42	42	68	68
Interest rate cap agreement (2)	2	49	49	50	50
Interest rate collar agreements (2)	2	3	3	—	—
Liabilities:
Foreign currency forward exchange contracts (3)	2	2	2	11	11
Interest rate cap agreement (4)	2	1	1	—	—
Interest rate swap agreements (4)	2	5	5	—	—
Short-term borrowings - trade receivable securitization facility (5)	2	350	350	350	350
Long-term debt, including current portion:
Term loans (5)	2	6,196	6,226	7,256	6,976
2025 Secured Notes (5)	1	1,095	1,110	1,094	1,115
6.375% 2026 Notes (5)	1	947	929	946	884
6.875% 2026 Notes (5)	1	496	494	495	473
2026 Secured Notes (5)	1	4,373	4,400	4,368	4,257
7.50% 2027 Notes (5)	1	547	550	547	524
5.50% 2027 Notes (5)	1	2,636	2,465	2,635	2,286
2028 Secured Notes (5)	1	2,067	2,116	—	—
4.625% 2029 Notes (5)	1	1,192	1,059	1,191	966
4.875% 2029 Notes (5)	1	745	664	744	606
Government refundable advances	2	22	22	23	23
Finance lease obligations	2	195	195	146	146

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
The Company’s derivatives consist of interest rate swap, cap and collar agreements and foreign currency exchange contracts. The fair values of the interest rate swap, cap and collar agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as LIBOR or SOFR rate curves, futures, volatilities and basis spreads (when applicable). The fair values of the foreign currency exchange contracts were derived by using Level 2 inputs based on observable spot and forward exchange rates in active markets. There has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any material impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.
The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s Credit Agreement. The estimated fair values of the Company’s notes were based upon quoted market prices.
The fair value of cash and cash equivalents, restricted cash, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at April 1, 2023 and September 30, 2022.
13.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to, among other things, the impact of changes in foreign currency exchange rates and interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks and does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. These derivative financial instruments do not subject the Company to undue risk, as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged. The Company has agreements with each of its swap, cap and collar counterparties that contain a provision whereby if the Company defaults on the Credit Agreement, the Company could also be declared in default on its swaps, cap and collars resulting in an acceleration of payment under the swaps, cap and collars.
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
Interest Rate Swap, Cap and Collar Agreements – Interest rate swap, cap and collar agreements are used to manage interest rate risk associated with floating rate borrowings (i.e., term loans - see Note 10, “Debt”) under our Credit Agreement. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. The agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating rate debt to a fixed rate basis from the effective date through the maturity date of the respective interest rate swap, cap and collar agreements, thereby reducing the impact of interest rate movements on future interest expense.
Prior to amending the Credit Agreement (as disclosed in Note 10, “Debt”), the Company was exposed to floating rates of LIBOR via the term loans' benchmark interest rate. During the second fiscal quarter ended April 1, 2023, in connection with the amendment of the Credit Agreement impacting the term loans, we entered into LIBOR to Term SOFR basis interest rate swap and cap transactions to effectively convert our existing swaps and cap from LIBOR-based to Term SOFR-based. The basis swaps and cap offset the LIBOR exposure of the existing swaps and cap and effectively fix the Term SOFR rate for the notional amount.

We also entered into forward starting interest rate collar agreements during the second quarter of fiscal 2023. The interest rate collar agreements establish a range where we will pay the counterparties if the three-month Term SOFR rate falls below the established floor rate of 2.0%, and the counterparties will pay us if the three-month Term SOFR rate exceeds the ceiling rate of 3.5%. The collar will settle quarterly from the effective date through the maturity date. No payments or receipts will be exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates.
The tables below summarize the key terms of the swaps, cap and collars (aggregated by effective date).
Interest rate swap agreements:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Conversion of Related Variable Rate Debt subject to Term SOFR to Fixed Rate of:
$400	3/31/2023	6/28/2024	6.25% (3.0% plus the 3.25% margin percentage)
$900	3/31/2023	6/28/2024	6.35% (3.1% plus the 3.25% margin percentage)
$500	3/31/2023	3/31/2025	6.25% (3.0% plus the 3.25% margin percentage)
$1,500	3/31/2023	3/31/2025	6.35% (3.1% plus the 3.25% margin percentage)
$700	3/31/2023	9/30/2025	4.55% (1.3% plus the 3.25% margin percentage)
Interest rate cap agreement:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$700	3/31/2023	9/30/2025	Three-month Term SOFR rate of 1.25%
Interest rate collar agreements:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Offsets Variable Rate Debt Attributable to Fluctuations Below and Above:
$1,100	3/31/2025	9/30/2026	Three-month Term SOFR rate of 2.00% (floor) and 3.50% (cap)
$500	9/30/2025	9/30/2026	Three-month Term SOFR rate of 2.00% (floor) and 3.50% (cap)
These derivative instruments qualify as effective cash flow hedges under U.S. GAAP. For the LIBOR to Term SOFR basis interest rate swap and cap agreements referenced above, we applied the practical expedients permissible under ASC 848 to continue hedge accounting for our existing swaps and cap as effective cash flow hedges. For our cash flow hedges, the effective portion of the gain or loss from the financial instruments is initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affects earnings. As the interest rate swap, cap and collar agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense-net in the condensed consolidated statements of income. Cash flows related to the derivative contracts are included in cash flows from operating activities on the condensed consolidated statements of cash flows.
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

	April 1, 2023		September 30, 2022
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$49	$1	$50	$—
Interest rate collar agreements	3	—	—	—
Interest rate swap agreements	124	5	145	—
Net derivatives as classified in the condensed consolidated balance sheets (1)	$176	$6	$195	$—

(1)Refer to Note 12, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of our interest rate swap, cap and collar agreements.

Based on the fair value amounts determined as of April 1, 2023, the estimated net amount of existing (gains) and losses and caplet amortization expected to be reclassified into interest expense-net within the 12 months is approximately $(80.0) million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At April 1, 2023, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $93.3 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at April 1, 2023 is 6 months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the twenty-six week period ended April 1, 2023, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales was approximately $0.6 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit.
As of April 1, 2023, the Company expects to record a net loss of approximately $0.9 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next 12 months.
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
The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$167	$153	$319	$288
Commercial and non-aerospace aftermarket	276	202	520	405
Defense	373	353	702	665
Total Power & Control	816	708	1,541	1,358

Airframe
Commercial and non-aerospace OEM	235	178	437	320
Commercial and non-aerospace aftermarket	268	184	503	348
Defense	230	217	429	417
Total Airframe	733	579	1,369	1,085

Total Non-aviation	43	40	79	78

Net Sales	$1,592	$1,327	$2,989	$2,521

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
EBITDA As Defined
Power & Control	$452	$374	$853	$703
Airframe	373	273	685	499
Non-aviation	17	14	31	28
Total segment EBITDA As Defined	842	661	1,569	1,230
Less: Unallocated corporate EBITDA As Defined	25	28	53	32
Total Company EBITDA As Defined	817	633	1,516	1,198
Depreciation and amortization expense	65	62	129	127
Interest expense, net	295	266	581	530
Acquisition and divestiture transaction-related expenses	3	3	6	8
Non-cash stock and deferred compensation expense	42	45	77	82
Refinancing costs	5	—	9	—
Other, net	10	(3)	17	(2)
Income from continuing operations before income taxes	$397	$260	$697	$453
The following table presents total assets by segment (in millions):

	April 1, 2023	September 30, 2022
Total assets
Power & Control	$7,234	$6,994
Airframe	8,049	7,781
Non-aviation	233	238
Corporate	4,492	3,094
	$20,008	$18,107
15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCI”), net of taxes, for the twenty-six week periods ended April 1, 2023 and April 2, 2022 (in millions):

	Unrealized gains (losses) on derivatives (1)	Pension and postretirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2022	$123	$(10)	$(380)	$(267)
Net current-period other comprehensive income (loss) (4)	(9)	—	180	171
Balance at April 1, 2023	$114	$(10)	$(200)	$(96)

Balance at September 30, 2021	$(229)	$(18)	$(1)	$(248)
Net current-period other comprehensive income (loss) (4)	228	—	(53)	175
Balance at April 2, 2022	$(1)	$(18)	$(54)	$(73)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of taxes, of $7.8 million and $51.5 million for the thirteen week periods ended April 1, 2023 and April 2, 2022, respectively, and $1.2 million and $69.3 million for the twenty-six week periods ended April 1, 2023 and April 2, 2022, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity on the defined pension plan and postretirement benefit plan for the thirteen and twenty-six week periods ended April 1, 2023 and April 2, 2022, respectively.

(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
(4)Presented net of reclassifications out of AOCI into earnings, specifically interest expense - net, for realized gains (losses) on derivatives designated and qualifying as cash flow hedges of $20.4 million (net of taxes of $6.3 million) and ($53.8) million (net of taxes of $16.5 million) for the twenty-six week periods ended April 1, 2023 and April 2, 2022, respectively.
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
The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	Classification	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Operating lease cost	Cost of sales or selling and administrative expenses	$5	$4	$10	$12
Finance lease cost
Amortization of leased assets	Cost of sales	2	2	5	3
Interest on lease liabilities	Interest expense - net	3	2	6	4
Total lease cost		$10	$8	$21	$19
Supplemental cash flow information related to leases is as follows (in millions):

	Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$10	$12
Operating cash outflows from finance leases	5	4
Financing cash outflows from finance leases	2	1

Lease assets obtained in exchange for new lease obligations:
Operating leases	$5	$8
Financing leases	48	33

Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	April 1, 2023	September 30, 2022
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$61	$85

Current operating lease liabilities	Accrued and other current liabilities	16	18
Long-term operating lease liabilities	Other non-current liabilities	49	71
Total operating lease liabilities		$65	$89

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment - net	$181	$137

Current finance lease liabilities	Current portion of long-term debt	5	2
Long-term finance lease liabilities	Long-term debt	190	144
Total finance lease liabilities		$195	$146
As of April 1, 2023, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	5.3 years
Finance leases	20.4 years

Weighted-average discount rate
Operating leases	5.9%
Finance leases	7.0%
Maturities of lease liabilities at April 1, 2023 are as follows (in millions):

	Operating Leases	Finance Leases
2023	$10	$8
2024	18	16
2025	15	17
2026	11	17
2027	9	17
Thereafter	13	313
Total future minimum lease payments	76	388
Less: imputed interest	11	193
Present value of lease liabilities reported	$65	$195

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
No loss contingency related to the voluntary refund request has been recorded as of April 1, 2023 as the Company has concluded that based on the current facts and circumstances, it's uncertain as to whether or not the requested voluntary refund will be made.

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

For the second quarter of fiscal year 2023, we generated net sales of $1,592 million and net income attributable to TD Group of $304 million. EBITDA As Defined was $817 million, or 51.3% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income from continuing operations and net cash provided by operating activities.
The commercial aerospace industry has been significantly disrupted, both domestically and internationally, by the COVID-19 pandemic. The pandemic resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. As a result, demand for travel declined at a rapid pace beginning in the second half of fiscal 2020 and has remained depressed compared to pre-pandemic levels.
However, throughout fiscal 2022 and in the first half of fiscal 2023, we have continued to see a rebound in our commercial aerospace end markets. While there is still a sizeable amount of progress that needs to take place before the commercial aerospace industry returns to normalcy and stability, we are encouraged by the progression of the commercial aerospace market recovery to date. Commercial air travel in domestic markets continues to lead the air traffic recovery with certain domestic markets nearing or achieving pre-pandemic air traffic levels. The pace of the international recovery has been slower than the domestic recovery, but international revenue passenger miles (“RPMs”), a metric used to measure air traffic demand, continues to make positive strides as most countries have now fully reopened to international travelers and there is pent-up demand for long-haul travel. The commercial original equipment manufacturer (“OEM”) market is continuing to show signs of recovery with airlines returning to the commercial OEMs to place orders; however, the commercial OEM supply chain challenges impacting manufacturers such as Boeing and Airbus are slowing the pace of new aircraft manufacturing. Although the exact pace and timing of the commercial aerospace recovery, particularly internationally, remains uncertain and continues to evolve, we expect the Company's commercial aerospace end markets to continue progressing in fiscal 2023 barring any significant disruptions or setbacks.
The defense aerospace market has been impacted by the pandemic to a lesser extent than the commercial aerospace market with this impact arising primarily from supply chain shortages. Additionally, within the defense market, the pace of U.S. government defense spending outlays and government funding reprioritization provides for uncertainty.
The pandemic has also disrupted the global supply chain and labor markets. The disruption has resulted in delays in the availability of certain raw materials and increased freight costs, raw material costs and labor costs. Our business has been adversely affected, though not materially, and could continue to be adversely affected by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	April 1, 2023	% of Net Sales	April 2, 2022		% of Net Sales
Net sales	$1,592	100.0%	$1,327		100.0%
Cost of sales	663	41.6%	591		44.5%
Selling and administrative expenses	199	12.5%	183		13.8%
Amortization of intangible assets	35	2.2%	33		2.5%
Income from operations	695	43.7%	520		39.2%
Interest expense-net	295	18.5%	266		20.0%
Refinancing costs	5	0.3%	—		—%
Other income	(2)	(0.1)%	(6)		(0.5)%
Income tax provision	93	5.8%	61		4.6%
Income from continuing operations	304	19.1%	199		15.0%
Less: Net income attributable to noncontrolling interests	—	—%	—		—%
Income from continuing operations attributable to TD Group	304	19.1%	199		15.0%
Income from discontinued operations, net of tax	—	—%	—		—%
Net income attributable to TD Group	$304	19.1%	$199		15.0%
Net income applicable to TD Group common stockholders	$304	(1) 19.1%	$199	(1)	15.0%
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$5.32	(2)	$3.38	(2)
Earnings per share from discontinued operations—basic and diluted	—	(2)	—	(2)
Earnings per share	$5.32		$3.38
Weighted-average shares outstanding—basic and diluted	57.1		58.9
Other Data:
EBITDA	$757	(3)	$588	(3)
EBITDA As Defined	$817	(3) 51.3%	$633	(3)	47.7%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends paid on participating securities, including dividend equivalent payments. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended April 1, 2023 and April 2, 2022.
(2)Earnings per share from continuing operations is calculated by dividing net income applicable to TD Group common stockholders, excluding income from discontinued operations, net of tax, by the basic and diluted weighted average common shares outstanding. Earnings per share from discontinued operations is calculated by dividing income from discontinued operations, net of tax, by the basic and diluted weighted average common shares outstanding. There were no earnings per share from discontinued operations for the thirteen week periods ended April 1, 2023 and April 2, 2022.
(3)Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure.

	Twenty-Six Week Periods Ended
	April 1, 2023	% of Net Sales	April 2, 2022		% of Net Sales
Net sales	$2,989	100.0%	$2,521		100.0%
Cost of sales	1,268	42.4%	1,124		44.6%
Selling and administrative expenses	369	12.3%	353		14.0%
Amortization of intangible assets	68	2.3%	69		2.7%
Income from operations	1,284	43.0%	975		38.7%
Interest expense-net	581	19.4%	530		21.0%
Refinancing costs	9	0.3%	—		—%
Other income	(3)	(0.1)%	(8)		(0.3)%
Income tax provision	164	5.5%	91		3.6%
Income from continuing operations	533	17.8%	362		14.4%
Less: Net income attributable to noncontrolling interests	(1)	—%	(1)		—%
Income from continuing operations attributable to TD Group	532	17.8%	361		14.3%
Income from discontinued operations, net of tax	—	—%	1		—%
Net income attributable to TD Group	$532	17.8%	$362		14.4%
Net income applicable to TD Group common stockholders	$494	(1) 16.5%	$316	(1)	12.5%
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$8.65	(2)	$5.33	(2)
Earnings per share from discontinued operations—basic and diluted	—	(2)	0.02	(2)
Earnings per share	$8.65		$5.35
Weighted-average shares outstanding—basic and diluted	57.1		59.0
Other Data:
EBITDA	$1,407	(3)	$1,110	(3)
EBITDA As Defined	$1,516	(3) 50.7%	$1,198	(3)	47.5%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $38 million and $46 million for the twenty-six week periods ended April 1, 2023 and April 2, 2022, respectively.
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

Changes in Results of Operations
Thirteen week period ended April 1, 2023 compared with the thirteen week period ended April 2, 2022
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended April 1, 2023 and April 2, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	April 1, 2023	April 2, 2022	Change
Organic sales	$1,561	$1,327	$234	17.6%
Acquisition sales	31	—	31	2.3%
Net sales	$1,592	$1,327	$265	20.0%
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
The increase in organic sales of $234 million for the thirteen week period ended April 1, 2023 compared to the thirteen week period ended April 2, 2022 is primarily related to increases in commercial aftermarket sales ($143 million, an increase of 38.1%), commercial OEM sales ($68 million, an increase of 23.7%) and defense sales ($28 million, an increase of 5.0%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the second quarter of fiscal 2023 compared to fiscal 2022. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels).
The acquisition sales for the thirteen week period ended April 1, 2023 are attributable to DART Aerospace (“DART”), which was acquired in the third quarter of fiscal 2022.
•Cost of Sales and Gross Profit. Cost of sales increased by $72 million, or 12.2%, to $663 million for the thirteen week period ended April 1, 2023 compared to $591 million for the thirteen week period ended April 2, 2022. Cost of sales and the related percentage of net sales for the thirteen week periods ended April 1, 2023 and April 2, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 1, 2023	April 2, 2022	Change	% Change
Cost of sales - excluding costs below	$661	$595	$66	11.1%
% of net sales	41.5%	44.8%
Non-cash stock and deferred compensation expense	5	4	1	25.0%
% of net sales	0.3%	0.3%
Foreign currency losses (gains)	4	(1)	5	500.0%
% of net sales	0.3%	(0.1)%
Inventory acquisition accounting adjustments	—	1	(1)	(100.0)%
% of net sales	—%	0.1%
Loss contract amortization	(7)	(8)	1	12.5%
% of net sales	(0.4)%	(0.6)%
Total cost of sales	$663	$591	$72	12.2%
% of net sales	41.6%	44.5%
Gross profit (Net sales less Total cost of sales)	$929	$736	$193	26.2%
Gross profit percentage (Gross profit / Net sales)	58.4%	55.5%

Excluding the specific components to cost of sales listed above, the change in cost of sales during the thirteen week period ended April 1, 2023 decreased as a percentage of net sales despite increased inflationary pressures. This was primarily driven by the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume. A favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales compared to commercial OEM net sales, also contributed to the gross profit as a percentage of net sales increasing by 2.9 percentage points to 58.4% for the thirteen week period ended April 1, 2023 from 55.5% for the thirteen week period ended April 2, 2022.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $16 million to $199 million, or 12.5% of net sales, for the thirteen week period ended April 1, 2023 from $183 million, or 13.8% of net sales, for the thirteen week period ended April 2, 2022. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended April 1, 2023 and April 2, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 1, 2023	April 2, 2022	Change	% Change
Selling and administrative expenses - excluding costs below	$159	$138	$21	15.2%
% of net sales	10.0%	10.4%
Non-cash stock and deferred compensation expense	37	39	(2)	(5.1)%
% of net sales	2.3%	2.9%
Acquisition integration costs	2	2	—	—%
% of net sales	0.1%	0.2%
Acquisition and divestiture transaction-related expenses	1	—	1	100.0%
% of net sales	0.1%	—%
Bad debt expense	—	4	(4)	(100.0)%
% of net sales	—%	0.3%
Total selling and administrative expenses	$199	$183	$16	8.7%
% of net sales	12.5%	13.8%
Excluding the specific components to selling and administrative expenses listed above, selling and administrative expenses during the thirteen week period ended April 1, 2023 improved as a percentage of net sales compared to the thirteen week period ended April 2, 2022 as a result of higher net sales and our continued strategic cost mitigation efforts.
•Amortization of Intangible Assets. Amortization of intangible assets was $35 million for the thirteen week period ended April 1, 2023 compared to $33 million for the thirteen week period ended April 2, 2022. The slight increase in amortization expense of $2 million was due to the amortization expense recognized on intangible assets from the third quarter of fiscal 2022 acquisition of DART.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases and interest income. Interest expense-net increased $29 million, or 10.9%, to $295 million for the thirteen week period ended April 1, 2023 from $266 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in interest rates, particularly London Interbank Offered Rate (“LIBOR”), which adversely impacted the interest expense on the gross debt that is variable rate and not hedged via an interest rate swap or cap. This was partially offset by a $27 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended April 1, 2023 was 6.2% compared to 5.1% for the thirteen week period ended April 2, 2022.
•Refinancing Costs. Refinancing costs of $5 million incurred for the thirteen week period ended April 1, 2023 were primarily related to third party fees incurred for the refinancing activity completed during the second quarter of fiscal 2023, as summarized in Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein. No refinancing costs were incurred for the thirteen week period ended April 2, 2022.
•Other Income. Other income was $2 million for the thirteen week period ended April 1, 2023 compared to $6 million recorded for the thirteen week period ended April 2, 2022. Other income for the thirteen week period ended April 1, 2023 primarily related to the non-service related components of benefit costs on the Company's benefit plans. Other income for the thirteen week period ended April 2, 2022 primarily related to a final working capital settlement of $3 million received on the divestiture of the ScioTeq and TREALITY Simulation Visual Systems businesses (“ScioTeq and TREALITY”) and the non-service related components of benefit costs on the Company's benefit plans.

•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 23.4% for the thirteen week period ended April 1, 2023 compared to 23.5% for the thirteen week period ended April 2, 2022. The Company’s lower effective tax rate for the thirteen week period ended April 1, 2023 was primarily the result of a more significant impact of the discrete tax benefit associated with share-based payments on the effective tax rate.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $105 million, or 52.8%, to $304 million for the thirteen week period ended April 1, 2023 compared to net income attributable to TD Group of $199 million for the thirteen week period ended April 2, 2022, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations was $5.32 for the thirteen week period ended April 1, 2023 and $3.38 for the thirteen week period ended April 2, 2022. There was no impact on earnings per share from discontinued operations for the thirteen week periods ended April 1, 2023 and April 2, 2022.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended April 1, 2023 and April 2, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 1, 2023	% of Net Sales	April 2, 2022	% of Net Sales	Change	% Change
Power & Control	$816	51.3%	$708	53.4%	$108	15.3%
Airframe	733	46.0%	579	43.6%	154	26.6%
Non-aviation	43	2.7%	40	3.0%	3	7.5%
Net sales	$1,592	100.0%	$1,327	100.0%	$265	20.0%
Net sales for the Power & Control segment increased $108 million, an increase of 15.3%, for the thirteen week period ended April 1, 2023 compared to the thirteen week period ended April 2, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($78 million, an increase of 40.4%), commercial OEM ($16 million, an increase of 12.0%) and defense ($20 million, an increase of 5.6%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the second quarter of fiscal 2023 compared to fiscal 2022. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels).
Net sales for the Airframe segment increased $154 million, an increase of 26.6%, for the thirteen week period ended April 1, 2023 compared to the thirteen week period ended April 2, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($65 million, an increase of 35.6%), commercial OEM ($50 million, an increase of 33.1%) and defense ($10 million, an increase of 4.4%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the second quarter of fiscal 2023 compared to fiscal 2022. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels). Acquisition sales increased approximately $31 million for the thirteen week period ended April 1, 2023 due to the impact of the DART acquisition.
The change in Non-aviation net sales compared to the thirteen week period in the prior fiscal year was not material.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended April 1, 2023 and April 2, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	April 1, 2023	% of Segment Net Sales		April 2, 2022	% of Segment Net Sales		Change	% Change
Power & Control	$452	55.4%		$374	52.8%		$78	20.9%
Airframe	373	50.9%		273	47.2%		100	36.6%
Non-aviation	17	39.5%		14	35.0%		3	21.4%
Total segment EBITDA As Defined	842	52.9%		661	49.8%		181	27.4%
Less: Unallocated corporate EBITDA As Defined	25	1.6%	(1)	28	2.1%	(1)	(3)	(10.7)%
Total Company EBITDA As Defined	$817	51.3%	(1)	$633	47.7%	(1)	$184	29.1%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $78 million, an increase of 20.9%, resulting from higher organic sales in the commercial aftermarket, commercial OEM and defense channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $100 million, an increase of 36.6%, resulting primarily from higher organic sales, particularly in the commercial aftermarket and commercial OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials. EBITDA As Defined for the Airframe segment from acquisitions increased by $10 million due to the impact of the DART acquisition. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date.
EBITDA As Defined for the Non-aviation segment increased approximately $3 million, an increase of 21.4% to the comparable period from the prior fiscal year.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments. The decrease compared to the thirteen week period in the prior fiscal year was not material.

Twenty-six week period ended April 1, 2023 compared with the twenty-six week period ended April 2, 2022
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended April 1, 2023 and April 2, 2022 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Net Sales
	April 1, 2023	April 2, 2022	Change
Organic sales	$2,936	$2,521	$415	16.5%
Acquisition sales	53	—	53	2.1%
Net sales	$2,989	$2,521	$468	18.6%
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
The increase in organic sales of $415 million for the twenty-six week period ended April 1, 2023 compared to the twenty-six week period ended April 2, 2022 is primarily related to increases in commercial aftermarket sales ($258 million, an increase of 35.9%), commercial OEM sales ($120 million, an increase of 22.4%) and defense sales ($45 million, an increase of 4.2%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first half of fiscal 2023 compared to fiscal 2022. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels).
The acquisition sales for the twenty-six week period ended April 1, 2023 are attributable to the acquisition of DART, which was completed in the third quarter of fiscal 2022.
•Cost of Sales and Gross Profit. Cost of sales increased by $144 million, or 12.8%, to $1,268 million for the twenty-six week period ended April 1, 2023 compared to $1,124 million for the twenty-six week period ended April 2, 2022. Cost of sales and the related percentage of net sales for the twenty-six week periods ended April 1, 2023 and April 2, 2022 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022	Change	% Change
Cost of sales - excluding costs below	$1,255	$1,136	$119	10.5%
% of net sales	42.0%	45.1%
Foreign currency losses (gains)	22	(2)	24	1,200.0%
% of net sales	0.7%	(0.1)%
Non-cash stock and deferred compensation expense	8	8	—	—%
% of net sales	0.3%	0.3%
Inventory acquisition accounting adjustments	2	1	1	100.0%
% of net sales	0.1%	—%
Acquisition integration costs	—	1	(1)	(100.0)%
% of net sales	—%	—%
Loss contract amortization	(19)	(20)	1	5.0%
% of net sales	(0.6)%	(0.7)%
Total cost of sales	$1,268	$1,124	$144	12.8%
% of net sales	42.4%	44.6%
Gross profit (Net sales less Total cost of sales)	$1,721	$1,397	$324	23.2%
Gross profit percentage (Gross profit / Net sales)	57.6%	55.4%

Excluding the specific components to cost of sales listed above, the change in cost of sales during the twenty-six week period ended April 1, 2023 decreased as a percentage of net sales despite increased inflationary pressures. This was primarily driven by the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume. A favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales compared to commercial OEM net sales also contributed to the gross profit as a percentage of net sales increasing by 2.2 percentage points to 57.6% for the twenty-six week period ended April 1, 2023 from 55.4% for the twenty-six week period ended April 2, 2022.
Regarding the specific components to cost of sales listed above, foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, weakened in the first half of fiscal 2023 resulting in unfavorable movement. No other material movement in the components to cost of sales were identified.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $16 million to $369 million, or 12.3% of net sales, for the twenty-six week period ended April 1, 2023 from $353 million, or 14.0% of net sales, for the twenty-six week period ended April 2, 2022. Selling and administrative expenses and the related percentage of net sales for the twenty-six week periods ended April 1, 2023 and April 2, 2022 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022	Change	% Change
Selling and administrative expenses - excluding costs below	$296	$269	$27	10.0%
% of net sales	9.9%	10.7%
Non-cash stock and deferred compensation expense	69	74	(5)	(6.8)%
% of net sales	2.3%	2.9%
Acquisition integration costs	3	5	(2)	(40.0)%
% of net sales	0.1%	0.2%
Acquisition and divestiture transaction-related expenses	1	1	—	—%
% of net sales	—%	—%
Bad debt expense	—	4	(4)	(100.0)%
% of net sales	—%	0.2%
Total selling and administrative expenses	$369	$353	$16	4.5%
% of net sales	12.3%	14.0%
Excluding the specific components to selling and administrative expenses listed above, selling and administrative expenses during the twenty-six week period ended April 1, 2023 improved as a percentage of net sales compared to the twenty-six week period in the prior fiscal year as a result of higher net sales and our continued strategic cost mitigation efforts.
•Amortization of Intangible Assets. Amortization of intangible assets was $68 million for the twenty-six week period ended April 1, 2023 compared to $69 million for the twenty-six week period ended April 2, 2022. The slight decrease in amortization expense of $1 million was due to the amortization expense recognized on intangible assets from the fiscal 2022 acquisition of DART being offset by sales order backlog recorded in connection with the Cobham Aero Connectivity (“CAC”) acquisition (acquired January 2021) becoming fully amortized in the first half of fiscal 2022.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases and interest income. Interest expense-net increased $51 million, or 9.6%, to $581 million for the twenty-six week period ended April 1, 2023 from $530 million for the comparable twenty-six week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in interest rates, particularly LIBOR, compared to the prior year, which adversely impacted the interest expense on the gross debt that is variable rate and not hedged via an interest rate swap or cap. This was partially offset by a $45 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the twenty-six week period ended April 1, 2023 was 6.2% compared to 5.1% for the twenty-six week period ended April 2, 2022.
•Refinancing Costs. Refinancing costs of $9 million incurred for the twenty-six week period ended April 1, 2023 were primarily related to third party fees incurred for the refinancing activity completed during the first and second quarter of fiscal 2023 as summarized in Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein. No refinancing costs were incurred for the twenty-six week period ended April 2, 2022.

•Other Income. Other income was $3 million for the twenty-six week period ended April 1, 2023 compared to $8 million recorded for the twenty-six week period ended April 2, 2022. Other income for the twenty-six week period ended April 1, 2023 primarily related to the non-service related components of benefit costs on the Company's benefit plans. Other income for the thirteen week period ended April 2, 2022 primarily related to a final working capital settlement of $3 million received on the divestiture of the ScioTeq and TREALITY businesses and the non-service related components of benefit costs on the Company's benefit plans.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 23.5% for the twenty-six week period ended April 1, 2023 compared to 20.1% for the twenty-six week period ended April 2, 2022. The Company’s higher effective tax rate for the twenty-six week period ended April 1, 2023 was primarily due to a decrease in the impact of the discrete tax benefit associated with share-based payments on the effective tax rate relative to comparable prior periods. The reduced impact of the discrete tax benefit was the result of an increase in income from continuing operations before income taxes for the twenty-six week period ended April 1, 2023.
•Income from Discontinued Operations, net of tax. No income from discontinued operations, net of tax, was recorded for the twenty-six week period ended April 1, 2023. Income from discontinued operations, net of tax, was $1 million for the twenty-six week period ended April 2, 2022 and related to a final working capital settlement received on the divestiture of the Souriau-Sunbank Connection Technologies business.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $170 million, or 47.0%, to $532 million for the twenty-six week period ended April 1, 2023 compared to net income attributable to TD Group of $362 million for the twenty-six week period ended April 2, 2022, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations was $8.65 for the twenty-six week period ended April 1, 2023 and $5.33 for the twenty-six week period ended April 2, 2022. Basic and diluted earnings per share from discontinued operations was $0.02 for the twenty-six week period ended April 2, 2022. There was no impact on earnings per share from discontinued operations for the twenty-six week period ended April 1, 2023. Net income attributable to TD Group for the twenty-six week period ended April 1, 2023 of $532 million was decreased by dividend equivalent payments of $38 million, or $0.67 per share, resulting in net income applicable to TD Group common stockholders of $494 million. Net income attributable to TD Group for the twenty-six week period ended April 2, 2022 of $362 million was decreased by dividend equivalent payments of $46 million, or $0.78 per share, resulting in net income applicable to TD Group common stockholders of $316 million.
Business Segments
•Segment Net Sales. Net sales by segment for the twenty-six week periods ended April 1, 2023 and April 2, 2022 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 1, 2023	% of Net Sales	April 2, 2022	% of Net Sales	Change	% Change
Power & Control	$1,541	51.6%	$1,358	53.9%	$183	13.5%
Airframe	1,369	45.8%	1,085	43.0%	284	26.2%
Non-aviation	79	2.6%	78	3.1%	1	1.3%
Net sales	$2,989	100.0%	$2,521	100.0%	$468	18.6%
Net sales for the Power & Control segment increased $183 million, an increase of 13.5%, for the twenty-six week period ended April 1, 2023 compared to the twenty-six week period ended April 2, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($134 million, an increase of 35.6%), commercial OEM ($30 million, an increase of 11.7%) and defense ($36 million, an increase of 5.5%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first half of fiscal 2023 compared to fiscal 2022. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels).

Net sales for the Airframe segment increased $284 million, an increase of 26.2%, for the twenty-six week period ended April 1, 2023 compared to the twenty-six week period ended April 2, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($124 million, an increase of 36.2%), commercial OEM ($89 million, an increase of 32.2%) and defense ($8 million, an increase of 2.0%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first half of fiscal 2023 compared to fiscal 2022. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The slight increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels). Acquisition sales increased by $53 million for the twenty-six week period ended April 1, 2023 due to the impact of the DART acquisition.
The change in Non-aviation net sales compared to the twenty-six week period in the prior fiscal year was not material.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the twenty-six week periods ended April 1, 2023 and April 2, 2022 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	April 1, 2023	% of Segment Net Sales		April 2, 2022	% of Segment Net Sales		Change	% Change
Power & Control	$853	55.4%		$703	51.8%		$150	21.3%
Airframe	685	50.0%		499	46.0%		186	37.3%
Non-aviation	31	39.2%		28	35.9%		3	10.7%
Total segment EBITDA As Defined	1,569	52.5%		1,230	48.8%		339	27.6%
Less: Unallocated corporate EBITDA As Defined	53	1.8%	(1)	32	1.3%	(1)	21	65.6%
Total Company EBITDA As Defined	$1,516	50.7%	(1)	$1,198	47.5%	(1)	$318	26.5%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $150 million, an increase of 21.3%, resulting from higher organic sales in the commercial aftermarket, commercial OEM and defense channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $186 million, an increase of 37.3%, resulting primarily from higher organic sales, particularly in the commercial aftermarket and commercial OEM channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials. EBITDA As Defined for the Airframe segment from acquisitions increased by $16 million due to the impact of DART. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date.
The change in Non-aviation EBITDA as Defined compared to the twenty-six week period in the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments. The increase compared to the twenty-six week period in the prior fiscal year is primarily attributable to the deferred compensation plan adopted in the fourth quarter of fiscal 2022 for certain members of non-executive management and certain non-recurring transactions recorded in the first quarter of fiscal 2022.

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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	April 1, 2023	September 30, 2022
Selected Balance Sheet Data:
Cash and cash equivalents	$3,418	$3,001
Working capital (Total current assets less total current liabilities)	4,934	4,223
Total assets (1)	20,008	18,107
Total debt (1)	20,861	19,795
TD Group stockholders’ deficit	(2,901)	(3,773)

(1)Total assets include the proceeds from the $1,100 million in 6.75% senior secured notes due 2028 (the “$1,100 million 2028 Secured Notes”) classified as restricted cash as they were used to redeem the 8.00% senior secured notes due 2025 (the “2025 Secured Notes”) on April 10, 2023 (redemption notification was issued in March 2023). Total debt includes the 2025 Secured Notes and also $184 million in debt issuance costs, original issue discount and premiums. Reference Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$507	$366
Investing activities	(76)	(54)
Financing activities	1,068	(872)
Capital expenditures	66	57
Ratio of earnings to fixed charges (1)	2.2x	1.8x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, original issue discount and premium and the “interest component” of rental expense.
The Company continues to strategically manage its cash and cash equivalents. If the Company has excess cash, it generally prioritizes allocating the excess cash in the following manner: (1) capital spending at existing businesses, (2) acquisitions of businesses, (3) payment of a special dividend and/or repurchases of our common stock and (4) prepayment of indebtedness or repurchase of debt.
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
In the first half of fiscal 2023, the Company refinanced approximately $8,384 million of its gross debt to extend maturity dates, reduce interest rates (in the case of refinancing the $1,100 million of 2025 Secured Notes) and transition the benchmark rate of our variable rate debt from based on LIBOR to Term Secured Overnight Financing Rate (“Term SOFR”). As a result of the refinancing activity, the maturity dates of the impacted term loans and notes were extended until fiscal years 2027 and 2028.
In connection with the refinancing activity during the first half of fiscal 2023, we entered into forward starting interest rate collar agreements aggregating to a notional amount of $1,600 million. For the remaining $4,700 million notional amount of interest rate swaps and cap, we entered into LIBOR to Term SOFR basis interest rate swap and cap transactions to effectively convert our existing swaps and cap from LIBOR-based to Term SOFR-based. The basis swaps and cap offset the LIBOR exposure of the existing swaps and cap and effectively fix the Term SOFR rate for the notional amount.

The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 13, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of April 1, 2023, over 75% of our gross debt is at a fixed rate.
As of April 1, 2023, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of April 1, 2023
Cash and cash equivalents	$3,418
Availability on revolving credit facility	779
Cash liquidity (1)	$4,197

(1)Excludes the proceeds from the $1,100 million 2028 Secured Notes used to redeem the 2025 Secured Notes on April 10, 2023 (redemption notification was issued in March 2023). Refer to Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein for further information.
We believe our significant cash liquidity will allow us to meet our anticipated funding requirements. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. There is no maturity on any tranche of term loans or notes until March 2026.
We used existing cash on hand to fund the approximately $725 million acquisition of Calspan Corporation (“Calspan”), which was completed on May 8, 2023.
In connection with the continued application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to continue to have the financial flexibility to focus on effective capital allocation, which includes making strategic business acquisitions, pay dividends to our shareholders and make opportunistic investments in our own stock.
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
Operating Activities. The Company generated $507 million of net cash from operating activities during the twenty-six week period ended April 1, 2023 compared to $366 million during the twenty-six week period ended April 2, 2022.
The change in accounts receivable during the twenty-six week period ended April 1, 2023 was a use of cash of $33 million compared to a use of cash of $8 million during the twenty-six week period ended April 2, 2022. The increase in the use of cash of $25 million is primarily attributable to the increase in sales volume and related timing of cash receipts. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during the twenty-six week period ended April 1, 2023 was a use of cash of $176 million compared to a use of cash of $62 million during the twenty-six week period ended April 2, 2022. The increase in the use of cash of $114 million is primarily driven by increased purchasing from higher demand in fiscal 2023 as raw materials inventory increased approximately $196 million compared to at April 2, 2022. The Company also continues to actively and strategically manage inventory levels in response to the ongoing supply chain challenges.
The change in accounts payable during the twenty-six week period ended April 1, 2023 was a source of cash of $6 million compared to a source of cash of $13 million during the twenty-six week period ended April 2, 2022. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $76 million during the twenty-six week period ended April 1, 2023, consisting of capital expenditures of $66 million and the remaining $10 million cash payment due for a certain product line acquired at the end of fiscal 2022.
Net cash used in investing activities was $54 million during the twenty-six week period ended April 2, 2022, consisting of capital expenditures of $57 million, slightly offset by $3 million in proceeds received from the final working capital settlement for the ScioTeq and TREALITY divestiture.

Financing Activities. Net cash provided by financing activities was $1,068 million during the twenty-six week period ended April 1, 2023. The source of cash was primarily attributable to the total net proceeds from the issuance of Tranche H and Tranche I term loans of $6,235 million, net proceeds of $2,066 million from the completion of the 2028 Secured Notes offering and $119 million in proceeds from stock option exercises. This was primarily offset by repayments on term loans of $7,303 million, which consists of the full repayment of the existing principal for the Tranche E, Tranche F and Tranche G term loans ($7,284 million), plus normal course principal payments on the Tranche E, Tranche F and Tranche H term loans ($19 million), dividend equivalent payments of $38 million and other financing fees of $11 million.
Net cash used in financing activities was $872 million during the twenty-six week period ended April 2, 2022. The use of cash was primarily attributable to $667 million in common stock repurchases, a $200 million repayment of a previous draw on the revolving credit facility, dividend equivalent payments of $46 million and repayment on term loans of $38 million. This was partially offset by $80 million in proceeds from stock option exercises.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and postretirement benefit plans and purchase obligations. During the twenty-six week period ended April 1, 2023, other than the refinancing activity further described in Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
Description of Senior Secured Term Loans and Indentures
Senior Secured Credit Facilities
On December 14, 2022, the Company entered into Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 10”) to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”). Under the terms of Amendment No. 10, the Company, among other things, repaid in full its existing approximately $1,725 million in Tranche G term loans maturing August 22, 2024 and replaced such loans with approximately $1,725 million in Tranche H term loans maturing February 22, 2027. The Tranche H term loans bear interest at Term SOFR plus 3.25% compared to the former Tranche G term loans which bore interest at LIBOR plus 2.25%. The Tranche H term loans were issued at a discount of 2.00%, or approximately $34.5 million. The Tranche H term loans were fully drawn on December 14, 2022 and the other terms and conditions that apply to the Tranche H term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 10.
On February 24, 2023, the Company entered into Amendment No. 11, Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 11”), to the Credit Agreement. Under the terms of Amendment No. 11, the Company, among other things, repaid in full its existing approximately $2,149 million in Tranche E term loans maturing May 30, 2025 and approximately $3,410 million in Tranche F term loans maturing December 9, 2025 and replaced such loans with approximately $4,559 million in Tranche I term loans maturing August 24, 2028 and the $1,000 million 2028 Secured Notes further described below. The Tranche I term loans bear interest at Term SOFR plus 3.25% compared to the former Tranche E and Tranche F term loans which bore interest at LIBOR plus 2.25%. The Tranche I term loans were issued at a discount of 0.25%, or approximately $11.4 million. The Tranche I term loans were fully drawn on February 24, 2023 and the other terms and conditions that apply to the Tranche I term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 11.
As of April 1, 2023, TransDigm has $6,278 million in fully drawn term loans (the “Term Loans Facility”) and an $810 million revolving credit facility. The Term Loans Facility consists of two tranches of term loans as follows (aggregate principal amount disclosed is as of April 1, 2023):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche H	$1,719 million	February 22, 2027	Term SOFR plus 3.25%
Tranche I	$4,559 million	August 24, 2028	Term SOFR plus 3.25%
The Term Loans Facility requires quarterly aggregate principal payments of $16 million. The revolving commitments consist of two tranches which include up to $152 million of multicurrency revolving commitments. At April 1, 2023, the Company had $31 million in letters of credit outstanding and $779 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of 2.50% per annum. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum.

The interest rates per annum applicable to the Tranche H and Tranche I term loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to the Tranche H and Tranche I term loans are not subject to a floor. For the twenty-six week periods ended April 1, 2023 and April 2, 2022, the applicable interest rate was approximately 7.83% and 2.71%, respectively, on the existing term loans.
Refer to Note 13, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein for information about how our interest rate swaps, cap and collar agreements are used to hedge and offset, respectively, the variable interest rates on the Credit Agreement.
Indentures
The following table represents the senior subordinated and secured notes outstanding as of April 1, 2023:

Description	Aggregate Principal	Maturity Date	Interest Rate
2025 Secured Notes (1)	$1,100 million	December 15, 2025	8.00%
2026 Secured Notes	$4,400 million	March 15, 2026	6.25%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%
7.50% 2027 Notes	$550 million	March 15, 2027	7.50%
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
2028 Secured Notes (1)	$2,100 million	August 15, 2028	6.75%
4.625% 2029 Notes	$1,200 million	July 15, 2029	4.625%
4.875% 2029 Notes	$750 million	October 15, 2029	4.875%

(1)In the second quarter of fiscal 2023, the Company entered into a purchase agreement in connection with the private offerings of $1,000 million and $1,100 million in aggregate principal of 2028 Secured Notes. The 2025 Secured Notes were redeemed on April 10, 2023 using proceeds from the 2028 Secured Notes. As the notification of redemption was made in March 2023, the 2025 Secured Notes obligation is classified as current portion of long-term debt on the condensed consolidated balance sheet as of April 1, 2023. Refer to Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional details.
The 6.375% 2026 Notes, the 7.50% 2027 Notes, the 5.50% 2027 Notes, the 4.625% 2029 Notes and the 4.875% 2029 Notes (collectively, the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The 6.875% 2026 Notes (the “TransDigm UK Notes” which, along with the TransDigm Inc. Notes, are collectively referred to as the “Notes,” further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496 million. The 2025 Secured Notes were issued at a price of 100% of the principal amount. The initial $3,800 million offering of the 2026 Secured Notes was issued at a price of 100% of its principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,411 million. The initial $1,000 million offering of the 2028 Secured Notes and the subsequent $1,100 million offering of the 2028 Secured Notes (which, along with the 2025 Secured Notes and 2026 Secured Notes, are collectively referred to as the “Secured Notes”) in the second quarter of fiscal 2023 were issued at a price of 100% and 99%, respectively, of their principal amount, resulting in gross proceeds of $2,089 million.
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

(in millions)	April 1, 2023
Current assets	$5,529
Goodwill	6,853
Other non-current assets	2,779
Current liabilities	1,818
Non-current liabilities	20,005
Amounts (from) due to subsidiaries that are non-issuers and non-guarantors - net	(1,443)

Twenty-Six Week Period Ended
(in millions)	April 1, 2023
Net sales	$2,329
Sales to subsidiaries that are non-issuers and non-guarantors	17
Cost of sales	918
Expense from subsidiaries that are non-issuers and non-guarantors - net	20
Income from continuing operations	358
Net income attributable to TD Group	358
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
The restrictive covenants included in the Credit Agreement are subject to amendments executed periodically. The most recent amendment that impacted the restrictive covenants contained in the Credit Agreement is Amendment No. 11, executed on February 24, 2023.
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
As of April 1, 2023, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
On July 25, 2022, the Company amended the Securitization Facility to, among other things, extend the maturity date to July 25, 2023 and bear interest at a rate of Term SOFR plus 1.30%, compared to an interest rate of LIBOR plus 1.20% that applied prior to the amendment. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable. As of April 1, 2023, the Company has borrowed $350 million under the Securitization Facility, which is fully drawn. For the twenty-six week periods ended April 1, 2023 and April 2, 2022, the applicable interest rate was 5.36% and 1.41%, respectively.
Dividend and Dividend Equivalent Payments
No dividends were declared in the first half of fiscal 2023. Pursuant to the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, all of the options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company. In August 2022, all members of the Board of Directors executed amendments to their option agreements resulting in the directors no longer receiving dividend equivalent payments in cash, but rather for dividends declared after June 1, 2022, dividends result in a reduction of strike price on the outstanding options held by the directors.
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
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of April 1, 2023, the Company had $31 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Income from continuing operations	$304	$199	$533	$362
Adjustments:
Depreciation and amortization expense	65	62	129	127
Interest expense, net	295	266	581	530
Income tax provision	93	61	164	91
EBITDA	757	588	1,407	1,110
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (1)	3	3	6	8
Non-cash stock and deferred compensation expense (2)	42	45	77	82
Refinancing costs (3)	5	—	9	—
Other, net (4)	10	(3)	17	(2)
EBITDA As Defined	$817	$633	$1,516	$1,198

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

(4)
Primarily represents foreign currency transaction (gains) or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and, for fiscal 2022, proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Twenty-Six Week Periods Ended
	April 1, 2023	April 2, 2022
Net cash provided by operating activities	$507	$366
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	242	201
Interest expense, net (1)	561	513
Income tax provision - current	164	92
Loss contract amortization	19	20
Non-cash stock and deferred compensation expense (2)	(77)	(82)
Refinancing costs (3)	(9)	—
EBITDA	1,407	1,110
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (4)	6	8
Non-cash stock and deferred compensation expense (2)	77	82
Refinancing costs (3)	9	—
Other, net (5)	17	(2)
EBITDA As Defined	$1,516	$1,198

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans and deferred compensation plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

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

(5)
Primarily represents foreign currency transaction (gains) or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and, for fiscal 2022, proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Form 10-K (for the fiscal year ended September 30, 2022, filed on November 10, 2022). These market risks have not materially changed for the second quarter of fiscal year 2023.
ITEM 4. CONTROLS AND PROCEDURES
As of April 1, 2023, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Executive Vice President and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information with respect to our legal proceedings is contained in Note 17, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements included herein and Note 15, “Commitments and Contingencies,” in Part IV, Item 15. Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed on November 10, 2022. There have been no material changes to this information.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On January 27, 2022, the Board of Directors of the Company authorized a new stock repurchase program to permit repurchases of its outstanding common stock not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program previously authorized by the Board on November 8, 2017, subject to any restrictions specified in the Credit Agreement and/or Indentures governing the Company's existing Notes. There is no expiration date for this program. During fiscal year 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share for a total amount of $912 million, of which 1,046,815 shares of common stock were repurchased during the second quarter of fiscal 2022 at an average price of $636.93 per share for a total amount of $667 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit.
No repurchases were made under the program in the first half of fiscal 2023. As of April 1, 2023, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

4.1	Indenture, dated as of February 24, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.75% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
4.2	First Supplemental Indenture, dated as of March 9, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.75% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed March 9, 2023 (File No. 001-32833)
10.1	Amendment No. 11, Loan Modification Agreement and Refinancing Facility Agreement, dated February 24, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lender**	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
10.2	TransDigm Group Incorporated 2019 Stock Option Plan Dividend Equivalent Plan*	Filed Herewith
10.3	Separation and Consulting Agreement, dated February 3, 2023, between TransDigm Group Incorporated and Halle Martin*	Filed Herewith
10.4	Employment Agreement, dated February 6, 2023, between TransDigm Group Incorporated and Jessica Warren*	Filed Herewith
22	Listing of Subsidiary Guarantors	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Inveractive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	May 9, 2023
Kevin Stein

/s/ Michael Lisman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 9, 2023
Michael Lisman